Form 10-Q
period 2011-06-30
CNL Properties Trust, Inc.
filed 2011-08-12
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-168129

CNL Properties Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-2876363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of August 1, 2011 was 22,222.

CNL PROPERTIES TRUST, INC.

Item 1.	Financial Statements

CNL PROPERTIES TRUST, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS

Cash	$201,391	$200,753

Total assets	$201,391	$200,753

LIABILITIES AND STOCKHOLDER’S EQUITY

Due to related party	$1,391	$753

Total liabilities	1,391	753

Stockholder’s equity:
Preferred stock, $0.01 par value per share, 200,000,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000,000 and 7,000,000 shares authorized, respectively; 22,222 shares issued and outstanding	222	222

Capital in excess of par value	199,778	199,778

Total stockholder’s equity	200,000	200,000

Total liabilities and stockholder’s equity	$201,391	$200,753

See accompanying notes to consolidated balance sheets.

CNL PROPERTIES TRUST, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

1.      Organization

CNL Properties Trust, Inc. (“the Company”) is a Maryland corporation organized on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is sponsored by CNL Financial Group, LLC (“CNL”) and was formed primarily to acquire and manage a diversified portfolio of real estate that it believes will generate a steady current return and provide long-term value to its stockholders. It intends to focus on properties primarily in the United States that the Company categorizes within the following market sectors: lifestyle, senior living and lodging. The Company may also invest in real estate-related securities, including securities issued by other real estate companies, and commercial mortgage-backed securities. Further, the Company may also invest in and originate mortgage, bridge and mezzanine loans or in entities that make investments in real estate. The Company anticipates leasing its properties to either third-party tenants or operators under long-term, triple-net leases or to wholly-owned taxable REIT subsidiaries (“TRS”) and contract with independent third-party managers that will conduct day-to-day operations under management contracts.

The Company plans to own substantially all of its assets and conduct its operations through CNL Properties Trust, LP (the “Operating Partnership”), a Delaware limited partnership. The Company currently owns all of the limited partnership interests in the Operating Partnership. CNL Properties Trust GP, LLC (formerly CNL Diversified Properties GP, LLC), an entity wholly owned by the Company, owns a 1% general partnership interest in the Operating Partnership.

The Company is offering for sale a maximum of $3,000,000,000 of its common stock (the “Offering”), including shares sold pursuant to a distribution reinvestment plan. The shares are being offered at $10.00 per share, or $9.50 per share pursuant to the distribution reinvestment plan, unless changed by the board of directors.

On June 8, 2011, the Company entered into an advisory agreement with CNL Properties Corp. (the “Advisor”) to provide the Company advisory services relating to substantially all aspects of its investments and operations, including real estate acquisitions, asset management and other operational matters. The term of the advisory agreement is expected to be for one year after the date of execution with unlimited number of successive one year renewals upon the mutual consent of the board of directors.

The Company’s Advisor may engage personnel from third parties affiliated with the Company’s sponsor to perform certain services and functions on its behalf. The Company will not be obligated to pay any additional fees or compensation to its Advisor or its affiliates that are not disclosed in the Company’s prospectus for any services or personnel that it engages to assist it in the performance of such duties.

The Company has also retained CNL Properties Manager Corp. (formerly CNL Diversified Managers Corp.) (the “Property Manager”) to manage its properties under a six year property management agreement. For additional information see “Note 4. Related Party Arrangements.”

Upon formation, the Advisor acquired 22,222 shares of the Company’s common stock in consideration of a cash payment of $200,000. These were all of the shares that were issued and outstanding as of June 30, 2011.

The Company is in the development stage and has not commenced significant operations.

CNL PROPERTIES TRUST, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

2.      Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited consolidated balance sheets reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair statement of the Company’s financial position as of June 30, 2011. Amounts as of December 31, 2010, included in the unaudited consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The accompanying consolidated balance sheets should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2010, included in the Company’s final prospectus, filed with the SEC on July 5, 2011, that forms a part of the Company’s Registration Statement on Form S-11 (File No. 333-168129), which was declared effective on June 27, 2011 (the “Registration Statement”).

Organizational and Offering Expenses

Organizational and offering expenses include selling commissions, marketing support fees and other costs incurred in connection with the Company’s formation and Offering such as legal and accounting services; escrow fees; due diligence expenses; printing, amending, supplementing, mailing and distributing costs; personnel costs associated with processing investor subscriptions and the preparation and dissemination of offering documents and sales materials; telecopy and telephone costs; charges of transfer agents, registrars, trustees, depositories and experts; and fees, expenses and taxes related to the filing, and qualification of the equity shares under federal and state laws.

Organizational and offering expenses (including selling commissions and marketing support fees) may not exceed 15% of the gross proceeds of the Company’s primary offering. These costs are not accrued in the Company’s balance sheet because such costs do not become an obligation of the Company until subscriptions for the minimum offering, or the equivalent of $2,000,000 of shares of common stock, are received and accepted by the Company under the terms of the Offering (as defined in “Note 3. Capitalization”).

As of June 30, 2011 and December 31, 2010, the Advisor had incurred organizational and offering expenses on behalf of the Company of approximately $2.5 million and $1.6 million, respectively. These expenses are not recorded in the financial statements of the Company as of June 30, 2011 and December 31, 2010, because they do not become an obligation of the Company until subscriptions for the minimum offering of $2.0 million of shares of common stock are received and accepted by the Company. When recorded by the Company, organizational expenses relating to the formation of the Company will be expensed as incurred, and offering expenses will be deferred and reported as a reduction of stockholder’s equity. Of the $2.5 million in organizational and offering costs incurred by the Advisor on behalf of the Company as of June 30, 2011, approximately $300,000 related to organizational and other operating costs that will be paid and expensed by the Company, subject to certain limitations, once the Company commences operations.

CNL PROPERTIES TRUST, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Income Taxes –The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2011 or its first year of significant operations. In order to be taxed as a REIT, the Company will be subject to a number of organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its REIT taxable income (excluding any net capital gain). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which the Company conducts business.

The Company expects that it will form one or more subsidiaries which may elect to be taxed as a TRS for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to tax on its taxable income.

Prior to the Company’s REIT election, it is subject to corporate federal and state income taxes.

Use of Estimates - Management may make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the unaudited consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

3.       Capitalization

At December 31, 2010, the Company was authorized to issue a total of 7,000,000 shares of common stock. On June 8, 2011, the Company amended its Articles of Incorporation to authorize the issuance of 1,620,000,000 shares of capital stock, $0.01 par value per share, consisting of 1,120,000,000 common shares, $0.01 par value per share, 200,000,000 preferred shares and 300,000,000 excess shares. The Company also established a distribution reinvestment plan (the “Reinvestment Plan”) under which stockholders may elect to have the full amount of their cash distribution from the Company reinvested in additional share of common stock. As of June 30, 2011 and December 31, 2010, 22,222 common shares were issued and outstanding.

CNL PROPERTIES TRUST, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

4.      Related Party Arrangements

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering and in connection with the acquisition, management and sale of the assets of the Company. As of June 30, 2011, the Company had not received the required minimum proceeds of $2.0 million from the Offering, had not accepted investors, and had not purchased any properties. As a result, the Company had no obligation to reimburse the Advisor for fees and compensation in connection with the Offering, the acquisition, management or sale of assets, or for certain reimbursable costs incurred in connection with certain administrative activities.

The Company maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank in the amount of $201,391 and $200,753 as of June 30, 2011 and December 31, 2010, respectively, of which $1,391 and $753 relates to interest income earned on the deposits and has been recorded as due to related party in the accompanying unaudited consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively, as these funds will be released to the Advisor in the event the Company does not raise the offering proceeds needed to become operational.

5.      Subsequent Events

On July 29, 2011, the board of directors of the Company authorized a distribution policy providing for monthly cash distributions of $0.03333 (which is equal to an annualized distribution rate of 4%) together with stock distributions of 0.0025000 shares of common stock (which is equal to an annualized distribution rate of 3%) for a total annualized distribution of 7% on each outstanding share of common stock (based on the $10.00 offering price) payable to all common stockholders of record as of the close of business on the first business day of each month. The Company’s board of directors authorized a policy providing for distributions of cash and stock rather than solely of cash in order to retain cash for investment opportunities.

Distributions shall be paid quarterly and will be calculated for each stockholder as of the first day of each month the stockholder has been a stockholder of record in such quarter. The cash portion of such distribution shall be payable and the distribution of shares will be issued on or before the last day of the applicable quarter; however, in no circumstance will the cash distribution and the share distribution be made on the same day. Fractional shares of common stock accruing as distributions will be rounded to the nearest hundredth when issued on the distribution date.

CNL PROPERTIES TRUST, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

5.      Subsequent Events (continued)

Declarations of distributions pursuant to this policy will begin on the first day of the month immediately following the month in which the Company receives and accepts subscriptions for the minimum offering amount of $2.0 million in shares of common stock in connection with its current public offering, and they shall continue on the first day of each month thereafter. Distributions shall be paid each calendar quarter thereafter as set forth above until such policy is terminated or amended by the Company’s board of directors.

Cash distributions may constitute a return of capital for federal income tax and accounting purposes to the extent that such cash distributions exceed earnings and profits of the Company. Such cash distributions will not, however, reduce the stockholders’ aggregate Invested Capital (as defined in the Company’s prospectus dated June 27, 2011).

The distribution of new common stock of the Company will be non-taxable distributions to the recipient stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited consolidated financial statements as of June 30, 2011 and December 31, 2010. Amounts as of December 31, 2010, included in the unaudited consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our prospectus, filed with the Securities and Exchange Commission (“SEC”) on July 5, 2011 that forms part of our Registration Statement on Form S-11 (File No. 333-168129) which was declared effective on June 27, 2011 (the “Registration Statement”).

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the unfavorable current global economic environment, conditions affecting the CNL brand name, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement, as filed with the SEC.

OVERVIEW

We were organized pursuant to the laws of the State of Maryland on June 8, 2010. We were formed primarily to acquire and manage a diversified portfolio of real estate that will generate a steady current return and provide long-term value to our stockholders. In particular, we will focus on acquiring properties primarily in the United States within the lifestyle, senior living and lodging market sectors. Lifestyle properties are those properties that reflect or are affected by the social, consumption and entertainment values and choices of our society and generally include ski and mountain resorts, golf courses, attractions (such as amusement parks, waterparks and family entertainment centers), marinas, and other leisure or entertainment-related properties. Senior living may include active adult communities (age restricted or age-targeted housing), independent and assisted living facilities, skilled nursing or continuing care facilities, medical office buildings, and other types of healthcare and wellness-related properties. Lodging properties may include resort, boutique and upscale properties or any full service, limited service, extended stay and/or other lodging-related properties.

As of June 30, 2011, and through the date of this filing, we were in the development stage and had not commenced significant operations.

Once the minimum offering of 200,000 shares ($2,000,000) is achieved, subscription proceeds will be released to us and we will commence operations. We will use such amounts for investments in properties, loans and other permitted investments, as well as the payment or reimbursement of fees and expenses of the offering and fees and expenses relating to the selection, acquisition and development of properties, loans, and other permitted investments. Prior to such time, our only source of funds is the initial capital contribution we received from our advisor in June 2010 in the amount of $200,000. We have not yet entered into any commitments to acquire properties and are not currently subject to any contingent liabilities due to the limited nature of our activities.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the prospectus for our current effective offering (the “Prospectus”), including, without limitation, those set forth under the section titled “Risk Factors.”

We intend to make an election under Section 856(c) of the Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2011 or the first taxable year with significant operations. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of August 1, 2011, we had not received and accepted subscriptions for the minimum required offering proceeds and therefore had not commenced operations. Once we receive and accept subscriptions for the minimum offering amount of at least $2.0 million of shares of common stock, subscription proceeds will be released to us and we will commence operations.

Our principal demands for funds will be for real estate and real estate-related acquisitions, for the payment of offering and operating expenses, distributions and debt service on any outstanding indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net offering proceeds and from financings.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments and currently have no plans regarding when cash distributions will commence. There may be a delay between the sale of our shares and the purchase of properties or other investments, which could result in a delay in our ability to generate cash flows to cover distributions to our stockholders. Therefore, we may determine not to pay distributions or to pay some or all of our cash distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our public offering and borrowings, whether collateralized by our assets or uncollateralized. We have not established any limit on the extent to which we may use borrowings or proceeds of this offering to pay distributions, and there will be no assurance that we will be able to sustain distributions at any level. Additionally, we may choose to make distributions in our own securities in lieu of making cash distributions.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our articles of incorporation limit the amount we may borrow, in the aggregate, to 300% of our net assets which is equivalent to 75% of our aggregate assets. Any borrowings over this limit must be approved by a majority of our independent directors and disclosed to our stockholders along with justification for exceeding this limit. In addition to this limitation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 40% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio.

We intend to strategically leverage our real properties and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to increase our diversification through borrowing could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans collateralized by real estate. During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

We, through subsidiaries of our operating partnership formed to make investments, generally will seek to borrow on a non-recourse basis in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates without recourse to the borrower or any of its subsidiaries, other than in the case of customary carve-outs for which the borrower or its subsidiaries act as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentation.

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, securitization of mortgages and other notes receivable and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We have not yet entered into any commitments to acquire any specific property or to make or invest in any specific loan or other permitted investment and are not currently subject to any contingent liabilities due to the limited nature of our activities. The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold and the resulting amount of the net offering proceeds available for investment in such properties, loans and other permitted investments. If only a limited number of shares are sold in excess of the minimum offering amount, then we will likely make only one or a limited number of investments and we will not achieve a significant diversification of our investments.

On July 29, 2011, our board of directors authorized a distribution policy providing for monthly cash distributions of $0.03333 (which is equal to an annualized distribution rate of 4%) together with stock distributions of 0.0025000 shares of common stock (which is equal to an annualized distribution rate of 3%) for a total annualized distribution of 7% on each outstanding share of common stock (based on the $10.00 offering price) payable to all common stockholders of record as of the close of business on the first business day of each month. Our board of directors authorized a policy providing for distributions of cash and stock rather than solely of cash in order to retain cash for investment opportunities.

Distributions shall be paid quarterly and will be calculated for each stockholder as of the first day of each month the stockholder has been a stockholder of record in such quarter. The cash portion of such distribution shall be payable and the distribution of shares will be issued on or before the last day of the applicable quarter; however, in no circumstance will the cash distribution and the share distribution be made on the same day. Fractional shares of common stock accruing as distributions will be rounded to the nearest hundredth when issued on the distribution date.

Declarations of distributions pursuant to this policy will begin on the first day of the month immediately following the month in which we receive and accept subscriptions for the minimum offering amount of $2.0 million in shares of common stock in connection with our current public offering, and they shall continue on the first day of each month thereafter. Distributions shall be paid each calendar quarter thereafter as set forth above until such policy is terminated or amended by our board of directors.

Cash distributions may constitute a return of capital for federal income tax and accounting purposes to the extent that such cash distributions exceed earnings and profits of the Company. Such cash distributions will not, however, reduce the stockholders’ aggregate Invested Capital (as defined in the Company’s prospectus dated June 27, 2011).

The distribution of new common stock of the Company will be non-taxable distributions to the recipient stockholders.

ORGANIZATIONAL AND OFFERING EXPENSES

Organizational and offering expenses include selling commissions and the marketing support fee incurred by us or any of our affiliates and costs incurred in connection with the Company’s formation, qualification and registration, and the marketing and distribution of equity shares in an offering, including, legal, accounting and escrow fees; due diligence expenses; printing, amending, supplementing, mailing and distributing costs; personnel costs associated with processing investor subscriptions and the preparation and dissemination of organizational and offering documents and sales materials; telecopy and telephone costs; charges of transfer agents, registrars, trustees, depositories and experts; and fees, expenses and taxes related to the filing, registration and qualification of our equity shares under federal and state laws.

RECENT MARKET CONDITIONS

In recent years the global and U.S. economy has deteriorated significantly, which negatively impacted foreign and domestic stock markets and banking systems as well as many companies across most industry segments. Currently, there is still a great deal of uncertainty regarding whether conditions will continue to worsen, the duration of the economic downturn, and what the full short and long-term impact of these events will be on the global and U.S. economies and individual businesses. Additionally, there is no ability project when conditions will begin to improve. We continue to monitor economic events, capital markets and the stability of the global financial environment to minimize the impact on our business. While we remain cautious about the impact of these events on us, we are also optimistic that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are unavailable.

RESULTS OF OPERATIONS

As of June 30, 2011, we had not commenced operations because we were in our development stage. No operations will commence until we sell the minimum offering amount of $2.0 million in shares of our common stock. We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues and income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our Registration Statement, as filed with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2011.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations as of June 30, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they will involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates will involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Recently issued accounting pronouncements may affect the way we would currently account for certain transactions and/or derive certain estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements will include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All material inter-company transactions, balances and profits will be eliminated in consolidation. The determinations of whether the Company is a primary beneficiary is based on a combination of qualitative and quantitative factors which require management in some cases to estimate future cash flows or likely courses of action.

Allocation of Purchase Price for Real Estate Acquisitions

Upon the acquisition of real estate properties, we will record the fair value of the land, buildings, equipment, intangible assets, including but not limited to in-place lease origination costs and above or below market lease values, assumed liabilities and any contingent liabilities and any contingent purchase consideration at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and our estimate reflecting the facts and circumstances of each acquisition.

Loans

Loans held-for-investment will be stated at the principal amount outstanding, net of deferred loan fees and costs. We expect that interest income will be recognized using the interest method that approximates a level rate of return over the loan term. Net deferred loan fees, origination and acquisition costs will be recognized in interest income over the loan term as yield adjustment. Loans that we intend to sell or liquidate in the near term will be held at the lower of cost or fair value.

Loan Impairment

We will evaluate loans classified as held-for-investment for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we will record an allowance to reduce the carrying value of the loan accordingly and record a corresponding charge to net income.

Real Estate Impairments

We will test the recoverability of our directly-owned real estate whenever events or changes in circumstances indicate that the carrying value of those assets may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant other-than-temporary underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use or estimated holding period of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant other-than-temporary negative industry or economic trends. When such factors are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying amount of the asset to the estimated fair value. Fair values are generally determined based on incorporating market participant assumptions, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition.

For investments in unconsolidated entities, management will monitor on a continuous basis whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the investments in unconsolidated entities may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary. To the extent an impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

The estimated fair values of our unconsolidated entities will be based upon a discounted cash flow model that includes all estimated cash inflows and outflows over the expected holding period. The discounted cash flow model contains significant judgments and assumptions including discount and capitalization rates and forecasted operating performance of the underlying properties. The capitalization rates and discount rates utilized in these models will be based upon rates that we believe to be within a reasonable range of current market rates for the underlying properties.

Revenue Recognition

Rental revenue from leases and interest income from loans will be recorded on the straight-line basis over the terms of the lease or loans. Percentage rent that is contingent upon tenant performance, such as achieving a certain amount of gross revenues, will be deferred until the underlying performance thresholds have been reached. Changes in our estimates or assumptions regarding collectability of lease and loan payments could result in a change in revenue recognition and impact our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and to make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We may be exposed to foreign currency exchange rate movements in the event that we invest outside of the U.S. At such time as we have foreign investments, we will evaluate various foreign currency risk mitigating strategies in an effort to minimize any impact on earnings.

Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors - None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 27, 2011, our Registration Statement (File No. 333-168129), covering a public offering of up to 300,000,000 shares of common stock, was declared effective by the SEC. As of the date of this report, we have not commenced any operations as subscriptions for our stock pursuant to the Offering are placed in escrow until we receive and accept subscriptions aggregating at least $2.0 million of shares of common stock which has not yet occurred.

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.	Defaults Upon Senior Securities - None

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August, 2011.

CNL PROPERTIES TRUST, INC.

By:	/s/ R. Byron Carlock, Jr.
R. BYRON CARLOCK, JR.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

3.1	Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-168129) on June 10, 2011 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-168129) on June 10, 2011 and incorporated herein by reference.)

4.1	Form of Distribution Reinvestment Plan (Previously filed as Appendix C to the Registration Statement on Form S-11 (File No. 333-168129) on June 10, 2011 and incorporated herein by reference.)

4.2	Form of Redemption Plan (Previously filed as Appendix D to the Registration Statement on Form S-11 (File No. 333-168129) on June 10, 2011 and incorporated herein by reference.)

4.3	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.5 to the Registration Statement on Form S-11 (File No. 333-168129) on October 20, 2010 and incorporated herein by reference.)

10.1	Amended and Restated Limited Partnership Agreement of CNL Properties Trust, LP (Previously filed as Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-168129) on June 10, 2011 and incorporated herein by reference.)

10.2	Escrow Agreement (Previously filed as Exhibit 10.2 to the Registration Statement on Form S-11 (File No. 333-168129) on June 10, 2011 and incorporated herein by reference.)

10.3	Advisory Agreement (Previously filed as Exhibit 10.3 to the Registration Statement on Form S-11 (File No. 333-168129) on June 10, 2011 and incorporated herein by reference.)

10.4	Property Management Agreement (Previously filed as Exhibit 10.4 to the Registration Statement on Form S-11 (File No. 333-168129) on June 10, 2011 and incorporated herein by reference.)

10.5	Service Agreement (Previously filed as Exhibit 10.5 to the Registration Statement on Form S-11 (File No. 333-168129) on June 10, 2011 and incorporated herein by reference.)

10.6	Indemnification Agreement between CNL Properties Trust, Inc. and James M. Seneff, Jr. dated February 28, 2011. Each of the following directors and/or officers has entered into a substantially similar agreement: Robert A. Bourne, R. Byron Carlock, Jr., Joseph T. Johnson, Holly J. Greer, Kay Redlich, Lisa Kallebo, Bruce Douglas, Dennis N. Folken, and Robert J. Woody dated February 28, 2011 (Previously filed as Exhibit 10.6 to the Registration Statement on Form S-11 (File No. 333-168129) on June 10, 2011 and incorporated herein by reference.)

10.7	Managing Dealer Agreement (Previously filed as Exhibit 1.1 to the Registration Statement on Form S-11 (File No. 333-168129) on June 10, 2011 and incorporated herein by reference.)

10.8	Form of Participating Broker Agreement (Previously filed as Exhibit 1.2 to the Registration Statement on Form S-11 (File No. 333-168129) on April 11, 2011 and incorporated herein by reference.)

10.9	Selected Dealer Agreement dated July 29, 2011 among CNL Properties Trust, Inc., CNL Securities Corp., CNL Properties Corp., CNL Financial Group, LLC and Ameriprise Financial Services, Inc. (Previously filed as Exhibit 1.1 to the Report on Form 8-K filed August 2, 2011 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Properties Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Properties Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Properties Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Properties Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Properties Trust, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section