Form 10-Q
period 2011-09-30
CNL Properties Trust, Inc.
filed 2011-11-10
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 4, 2011 was 723,011.

CNL PROPERTIES TRUST, INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL PROPERTIES TRUST, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Cash	$201,638	$200,753
Restricted cash	1,950,140	—

Total Assets	$2,151,778	$200,753

LIABILITIES AND STOCKHOLDER’S EQUITY

Due to related party	$1,638	$753
Escrowed investor proceeds	1,950,140	—

Total Liabilities	1,951,778	753

Stockholder’s Equity:
Preferred stock, $0.01 par value per share, 200,000,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000,000 and 7,000,000 shares authorized, respectively; 22,222 shares issued and outstanding	222	222
Capital in excess of par value	199,778	199,778

Total Stockholder’s Equity	200,000	200,000

Total Liabilities and Stockholder’s Equity	$2,151,778	$200,753

See accompanying Notes to Condensed Consolidated Balance Sheets.

CNL PROPERTIES TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

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

The Company is offering for sale a maximum of $3.0 billion of its common stock (the “Offering”), including shares sold pursuant to a distribution reinvestment plan. The shares are being offered at $10.00 per share, or $9.50 per share pursuant to the distribution reinvestment plan, unless changed by the board of directors.

On June 8, 2011, the Company entered into an advisory agreement with CNL Properties Corp. (the “Advisor”) to provide the Company advisory services relating to substantially all aspects of its investments and operations, including real estate acquisitions, asset management and other operational matters. The term of the advisory agreement is for one year after the date of execution with unlimited number of successive one year renewals upon the mutual consent of the board of directors and the Advisor. The Company’s Advisor may engage personnel from third parties affiliated with the Company’s sponsor to perform certain services and functions on its behalf.

The Company has also retained CNL Properties Manager Corp. (the “Property Manager”) to manage its properties under a six year property management agreement. For additional information see Note 5, “Related Party Arrangements.”

Upon formation, the Advisor acquired 22,222 shares of the Company’s common stock for a cash payment of $200,000. These were all of the shares that were issued and outstanding as of September 30, 2011.

As of September 30, 2011, the Company is in the development stage and has not commenced significant operations.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated balance sheets reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair statement of the Company’s financial position as of September 30, 2011. Amounts as of December 31, 2010, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. The accompanying condensed consolidated balance sheets should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2010, included

CNL PROPERTIES TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

in the Company’s final prospectus filed with the SEC on July 5, 2011, that forms a part of the Company’s Registration Statement on Form S-11 (File No. 333-168129), which was declared effective on June 27, 2011 (the “Registration Statement”).

Organizational and Offering Expenses - Organizational and offering expenses include selling commissions, marketing support fees and other costs incurred in connection with the Company’s formation and Offering such as legal and accounting services; escrow fees; due diligence expenses; printing, amending, supplementing, mailing and distributing costs; personnel costs associated with processing investor subscriptions and the preparation and dissemination of offering documents and sales materials; telecopy and telephone costs; charges of transfer agents, registrars, trustees, depositories and experts; and fees, expenses and taxes related to the filing, and qualification of the equity shares under federal and state laws.

Organizational and offering expenses (including selling commissions and marketing support fees) may not exceed 15% of the gross proceeds of the Company’s primary offering. These costs are not accrued in the Company’s balance sheet because such costs do not become an obligation of the Company until subscriptions for the minimum offering, or the equivalent of $2.0 million of shares of common stock, are received and accepted by the Company under the terms of the Offering (as defined in Note 3, “Capitalization”).

Income Taxes –The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2011 or its first year of significant operations. In order to be taxed as a REIT, the Company will be subject to a number of organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its REIT taxable income (excluding any net capital gain). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside of the United States based on the jurisdictions in which the Company conducts business.

The Company expects that it will form one or more subsidiaries which may elect to be taxed as a TRS for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to tax on its taxable income.

Prior to the Company’s REIT election, it is subject to corporate federal and state income taxes.

Use of Estimates –Management may make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the unaudited consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Restricted Cash and Escrowed Investor Proceeds–The Company is currently engaged in a public offering of its common stock. Included in restricted cash are escrowed investor proceeds of approximately $2.0 million for which shares of common stock had not been issued as of September 30, 2011, because the Company had not met the minimum offering requirement. On October 5, 2011 the Company met the minimum offering requirement and issued shares to investors. See Note 6, “Subsequent Events” for additional information.

CNL PROPERTIES TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements— In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU will require companies to present the components of net income (loss) and other comprehensive income (loss) either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. The ASU does not change the items which must be reported in other comprehensive income (loss), how such items are measured or when they must be reclassified to net income (loss). This ASU is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on the Company’s financial condition.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU establishes a global standard for measuring amounts at fair value. The ASU is effective for the Company beginning the first quarter of 2012. The Company has not yet determined the impact, if any, that the adoption of this ASU will have on its consolidated financial statements and disclosures.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations” (Topic 805). This ASU amends Accounting Standard Codification (“ASC”) Topic 805 to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in the ASU also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact on the Company’s disclosures.

3.	Capitalization

At December 31, 2010, the Company was authorized to issue a total of 7,000,000 shares of common stock. On June 8, 2011, the Company amended its Articles of Incorporation to authorize the issuance of 1,620,000,000 shares of capital stock, $0.01 par value per share, consisting of 1,120,000,000 common shares, $0.01 par value per share, 200,000,000 preferred shares and 300,000,000 excess shares. The Company also established a distribution reinvestment plan (the “Reinvestment Plan”) under which stockholders may elect to have the full amount of their cash distribution from the Company reinvested in additional shares of common stock. As of September 30, 2011 and December 31, 2010, 22,222 common shares were issued and outstanding.

4.	Distributions

On July 29, 2011, the board of directors of the Company authorized a distribution policy providing for monthly cash distributions of $0.03333 (which is equal to an annualized distribution rate of 4%) together with stock distributions of 0.002500 shares of common stock (which is equal to an annualized distribution rate of 3%) for a total annualized distribution of 7% on each outstanding share of common stock (based on the $10.00 offering price) payable to all common stockholders of record as of the close of business on the first business day of each month.

CNL PROPERTIES TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

4.	Distributions (continued)

Declarations of distributions pursuant to this policy will begin on the first day of the month immediately following the month in which the Company receives and accepts subscriptions for the minimum offering amount of $2.0 million in shares of common stock in connection with its current public offering, and they shall continue on the first day of each month thereafter. Distributions shall be paid each calendar quarter thereafter as set forth above until such policy is terminated or amended by the Company’s board of directors. As of September 30, 2011, the Company had not met the minimum offering requirements and no distributions were paid or payable.

Cash distributions may constitute a return of capital for federal income tax purposes to the extent that such cash distributions exceed earnings and profits of the Company. Such cash distributions will not, however, reduce the stockholders’ aggregate Invested Capital (as defined in the Company’s prospectus dated June 27, 2011).

Distributions of new common stock of the Company will be non-taxable distributions to the recipient stockholders. Each stockholder must allocate the tax basis of his or its old common stock, with respect to which the new common stock was distributed, to the old common stock and the new common stock in proportion to the fair market value of each on the distribution date. For the purpose of determining the basis of each share of old and new common stock, each stockholder should divide the total basis of his or its shares of old common stock by the total number of shares of old and new common stock and allocate that amount to each share of old and new common stock. For purposes of determining short or long-term capital gains, the new shares of common stock will have the same holding period as the old shares of common stock with respect to which they were distributed.

5.	Related Party Arrangements

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering and in connection with the acquisition, management and sale of the assets of the Company. As of September 30, 2011, the Company had not received the required minimum proceeds of $2.0 million from the Offering nor accepted investors, or purchased any properties. As a result, the Company had no obligation to reimburse the Advisor for fees and compensation in connection with the Offering, the acquisition, management or sale of assets, or for certain reimbursable costs incurred in connection with certain administrative activities.

As of September 30, 2011 and December 31, 2010, the Advisor had incurred organizational and offering expenses on behalf of the Company of approximately $3.8 million and $1.6 million, respectively. Additionally, as of September 30, 2011, the Advisor has incurred real estate acquisition costs of approximately $0.4 million. These costs and expenses were not recorded in the financial statements of the Company, because they did not become an obligation of the Company until subscriptions for the minimum offering of $2.0 million of shares of common stock were received and accepted by the Company. When recorded by the Company, organizational expenses relating to the formation of the Company and the other operating costs will be expensed as incurred, real estate acquisition costs will be expensed as acquisition expenses as incurred and offering costs will be deferred and reported as a reduction of stockholder’s equity. Of the $3.8 million in organizational and offering costs incurred by the Advisor on behalf of the

CNL PROPERTIES TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

5.	Related Party Arrangements (continued)

Company as of September 30, 2011, approximately $0.5 million relates to organizational and other operating expenses that will be recorded and paid by the Company, subject to certain limitations, once the Company commences operations.

The Company maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank in the amount of $201,638 and $200,753 as of September 30, 2011 and December 31, 2010, respectively, of which $1,638 and $753 relates to interest income earned on the deposits that have been recorded as due to related party in the accompanying unaudited consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively, as these funds would have been released to the Advisor in the event the Company did not raise the offering proceeds needed to become operational.

6.	Subsequent Events

On October 5, 2011, the Company accepted subscription proceeds exceeding $2.0 million, the minimum offering amount for its public offering, and issued shares to its initial investors who were admitted as stockholders as of that date and commenced operations.

On November 1, 2011, the Company’s board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock.

As of November 4, 2011, the Company had received aggregate subscription proceeds of approximately $7.2 million (0.7 million shares) in connection with the offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010. Amounts as of December 31, 2010, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our prospectus filed with the Securities and Exchange Commission (“SEC”) on July 5, 2011, that forms part of the Registration Statement on Form S-11 (File No. 333-168129), which was declared effective on June 27, 2011 (the “Registration Statement”).

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the unfavorable current global economic environment, conditions affecting the CNL brand name, increased direct competition, changes in government and industry regulations or accounting rules, changes in local, national and global real estate conditions, our ability to obtain lines of credit or long-term financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement, as filed with the SEC.

OVERVIEW

CNL Properties Trust, Inc. (referred to as “we”, “our”, or “us”) is a Maryland corporation organized on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We are sponsored by CNL Financial Group, LLC (“CNL”) and were formed primarily to acquire and manage a diversified portfolio of real estate that we believe will generate a steady current return and provide long-term value to our stockholders. In particular, we will focus on acquiring properties primarily in the United States within the lifestyle, senior living and lodging market sectors. Lifestyle properties are those properties that reflect or are affected by the social, consumption and entertainment values and choices of our society and generally include ski and mountain resorts, golf courses, attractions (such as amusement parks, waterparks and family entertainment centers), marinas, and other leisure or entertainment-related properties. Senior living may include active adult communities (age restricted or age-targeted housing), independent and assisted living facilities, skilled nursing or continuing care facilities, medical office buildings, and other types of healthcare and wellness-related properties. Lodging properties may include resort, boutique and upscale properties or any full service, limited service, extended stay and/or other lodging-related properties. Initially we expect to acquire assets primarily in the senior living sector based on opportunities we are currently pursuing.

As of the date of this filing, we have accepted subscription proceeds exceeding $2.0 million, our minimum offering amount, and commenced operations. We will use such amounts for investments in properties, loans and other permitted investments, as well as the payment or reimbursement of fees and expenses of the offering and fees and expenses relating to the selection, acquisition and development of properties, loans, other permitted investments and payment of operating expenses. We have not yet entered into any commitments to acquire properties and are not currently subject to any contingent liabilities due to the limited nature of our activities.

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

We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2011 or the first taxable year with significant operations. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our operating results. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had not received and accepted subscriptions for the minimum required offering proceeds for our public offering and therefore had not commenced operations. On October 5, 2011, we had satisfied the conditions of escrow and accepted subscription proceeds exceeding $2.0 million which were released from escrow and commenced operations. As of November 4, 2011, we received aggregate subscription proceeds of approximately $7.2 million (0.7 million shares) in connection with our offering.

Our principal demand for funds will be for real estate and real estate-related acquisitions, for the payment of offering and operating expenses, distributions and debt service on any outstanding indebtedness.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. There will be a delay between the sale of our shares and the purchase of properties or other investments, which could impact the amount of cash available for distributions. Therefore, we have determined to pay some or all of our cash distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our public offering and borrowings, whether collateralized by our assets or uncollateralized. We have not established any limit on the extent to which we may use borrowings or proceeds of this offering to pay distributions, and there will be no assurance that we will be able to sustain distributions at any level.

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

We generally will seek to borrow on a non-recourse basis, in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the borrower or any of its subsidiaries, other than in the case of customary carve-outs for which the borrower or its subsidiaries act as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentation.

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, securitization of mortgages and other notes receivable and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We have not yet entered into any commitments to acquire any specific property or to make or invest in any specific loan or other permitted investment. The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold and the resulting amount of the net offering proceeds available for investment in such properties, loans and other permitted investments.

On July 29, 2011, our board of directors authorized a distribution policy providing for monthly cash distributions of $0.03333 (which is equal to an annualized distribution rate of 4%) together with stock distributions of 0.002500 shares of common stock (which is equal to an annualized distribution rate of 3%) for a total annualized distribution of 7% on each outstanding share of common stock (based on the $10.00 offering price) payable to all common stockholders of record as of the close of business on the first business day of each month.

Our board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on November 1, 2011 and expects to declare additional distributions on the first day of each month thereafter.

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

Cash distributions may constitute a return of capital for federal income tax and accounting purposes to the extent that such cash distributions exceed our earnings and profits. Such cash distributions will not, however, reduce the stockholders’ aggregate Invested Capital (as defined in our prospectus dated June 27, 2011).

The distribution of our new common stock will be non-taxable distributions to the recipient stockholders. Each stockholder must allocate the tax basis of his or its old common stock, with respect to which the new common stock was distributed, to the old common stock and the new common stock in proportion to the fair market value of each on the distribution date. For the purpose of determining the basis of each share of old and new common stock, each stockholder should divide the total basis of his or its shares of old common stock by the total number of shares of old and new common stock and allocate that amount to each share of old and new common stock. For purposes of determining short or long-term capital gains, the new shares of common stock will have the same holding period as the old shares of common stock with respect to which they were distributed.

ORGANIZATIONAL AND OFFERING EXPENSES

Organizational and offering expenses include selling commissions and the marketing support fee incurred by us or any of our affiliates and costs incurred in connection with our formation, qualification and registration, and the marketing and distribution of equity shares in an offering, including, legal, accounting and escrow fees; due diligence expenses; printing, amending, supplementing, mailing and distributing costs; personnel costs associated with processing investor subscriptions and the preparation and dissemination of organizational and offering documents and sales materials; telecopy and telephone costs; charges of transfer agents, registrars, trustees, depositories and experts; and fees, expenses and taxes related to the filing, registration and qualification of our equity shares under federal and state laws.

As of October 5, 2011 and December 31, 2010, our Advisor had incurred organizational and offering expenses on our behalf of approximately $3.9 million and $1.6 million, respectively. Additionally, as of October 5, 2011, our Advisor has incurred real estate acquisition costs of approximately $0.4 million. These costs and expenses were not recorded in our financial statements because they did not become our obligation until subscriptions for the minimum offering of $2.0 million of shares of common stock were received and accepted by us. When recorded by us, organizational expenses relating to our formation and the other operating costs will be expensed as incurred, real estate acquisition costs will be expensed as acquisition expenses as incurred and offering costs will be deferred and reported as a reduction of stockholder’s equity. Of the $3.9 million in organizational and offering costs incurred by our Advisor on our behalf as of October 5, 2011, approximately $0.5 million relates to organizational and other operating expenses that will be recorded and paid by us, subject to certain limitations, once we commences operations.

RECENT MARKET CONDITIONS

In recent years the global and U.S. economy has deteriorated significantly, which negatively impacted foreign and domestic stock markets and banking systems as well as many companies across most industry segments. Currently, there is still a great deal of uncertainty regarding the future outlook and what the full short and long-term impact of these events will be on the global and U.S. economies and individual businesses. We continue to monitor economic events, capital markets and the stability of the global financial environment and while we remain cautious about the impact of these events on us, we are also optimistic that these events may provide us with acquisition opportunities over the short and intermediate term as property owners need to refinance or recapitalize their businesses and alternative financing sources are unavailable.

RESULTS OF OPERATIONS

As of September 30, 2011, we had not commenced operations because we were in our development stage. Operations commenced on October 5, 2011, when aggregate subscription proceeds exceeding $2.0 million had been accepted and released to us from escrow.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2011.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations as of September 30, 2011.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements will include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All material inter-company transactions, balances and profits will be eliminated in consolidation. The determinations of whether we are a primary beneficiary is based on a combination of qualitative and quantitative factors which require management in some cases to estimate future cash flows or likely courses of action.

Allocation of Purchase Price for Real Estate Acquisitions

Upon the acquisition of real estate properties, we will record the fair value of the land, buildings, equipment, intangible assets, including but not limited to in-place lease origination costs and above or below market lease values, assumed liabilities and any contingent liabilities and any contingent purchase consideration at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and our estimate reflecting the facts and circumstances of each acquisition. Acquisition costs will be expensed for acquisitions that are considered a businesses combination.

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

The estimated fair values of our unconsolidated entities will be based upon undiscounted cash flow model that includes all estimated cash inflows and outflows over the expected holding period. The undiscounted cash flow model contains significant judgments and assumptions including undiscounted and capitalization rates and forecasted operating performance of the underlying properties. The capitalization rates and undiscounted rates utilized in these models will be based upon rates that we believe to be within a reasonable range of current market rates for the underlying properties.

Revenue Recognition

Rental revenue from leases will be recorded on the straight-line basis over the terms of the lease. Percentage rent that is contingent upon tenant performance, such as achieving a certain amount of gross revenues, will be deferred until the underlying performance thresholds have been reached. Interest income from loans is recognized on an accrual basis when earned, except for loan placed on non-accrual status, for which interest income is recognized when received. Changes in our estimates or assumptions regarding collectability of lease and loan payments could result in a change in revenue recognition and impact our results of operations.

Income Taxes

We intend to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with our taxable year ending December 31, 2011 or our first year of significant operations. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a

REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal taxes if we form a TRS to conduct certain activities and will be subject to taxes in other jurisdictions such as state, local or foreign jurisdictions.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Information” for a summary of the impact of recent accounting pronouncements.

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

We may be exposed to foreign currency exchange rate movements in the event that we invest outside of the United States. At such time as we have foreign investments, we will evaluate various foreign currency risk mitigating strategies in an effort to minimize any impact on earnings.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors -

Our stockholders may experience dilution which could have a material adverse effect on the distributions you receive from us.

Our stockholders have no preemptive rights. If we commence a subsequent public offering of shares or securities convertible into shares, make distributions of our own stock or otherwise issue additional shares, investors purchasing shares in this offering who are not participants in future stock issuances will experience dilution in the percentage of their equity investment. Stockholders will not be entitled to vote on whether or not we engage in additional offerings or on our distribution policies. Depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in both the book value and fair value of their shares. Our board of directors has not yet determined whether it will engage in future offerings, but other public REITs sponsored by CNL have engaged in multiple offerings and we may do the same if the board determines that it is in our best interests.

The board of directors has adopted a distribution policy that includes the issuance of stock each calendar quarter until the policy is terminated or amended by the board. Investors who purchase our shares early in this offering, as compared with later investors, will receive more shares for the same cash investment as a result of the stock issuance provisions of our distribution policy. Since early investors will own more shares, upon a sale or liquidation of the company, they will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the net asset value per share for later investors purchasing our stock will be below the net asset value per share of earlier investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of November, 2011.

CNL PROPERTIES TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Properties Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Properties Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Properties Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Properties Trust, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets and (ii) Notes to the Condensed Consolidated Balance Sheets.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section