Form 10-K
period 2011-12-31
CNL Healthcare Trust, Inc.
filed 2012-02-10
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-168129

CNL Healthcare Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-2876363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

CNL Properties Trust, Inc.

(Former name, former address and former fiscal year if changed since the last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s shares of common stock, so there is no market value for such shares. As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), we did not have any shares of our common stock held by non-affiliates.

The number of shares of common stock outstanding as of February 3, 2012 was 1,984,610.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this document may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., (herein also referred to as “we”, “our”, or “us” includes CNL Healthcare Trust, Inc. and each of its subsidiaries) intends that all such forward-looking statements be covered by the safe-harbor provisions for forward-looking statements of Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable.

All statements, other than statements that relate solely to historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, results of operations, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should,” “continues,” “pro forma” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, the factors detailed in this Annual Report on Form 10-K for the year ended December 31, 2011, and other documents filed from time to time with the Securities and Exchange Commission.

Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to: the global impact of the current credit crisis in the U.S. and Europe; changes in general economic conditions in the U.S. or globally (including financial market fluctuations); risks associated with our investment strategy; risks associated with the real estate markets in which we invest; risks of doing business internationally; risks associated with the use of debt to finance our business activities, including refinancing and interest rate risk and our failure to comply with our potential debt covenants; our failure to obtain, renew or extend necessary financing or to access the debt or equity markets; competition for properties and/or tenants in the markets in which we engage in business; the impact of current and future environmental, zoning and other governmental regulations affecting our potential properties; our ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to development projects or acquired property value-add conversions, if applicable (including construction delays, cost overruns, our inability to obtain necessary permits and/or public opposition to these activities); defaults on or non-renewal of leases by tenants; failure to lease properties at all or on favorable rents and terms; unknown liabilities in connection with acquired properties or liabilities caused by property managers or operators; our failure to successfully manage growth or integrate acquired properties and operations; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage; the impact of outstanding or potential litigation; risks associated with our tax structuring; our failure to qualify and maintain our status as a real estate investment trust and our ability to protect our intellectual property and the value of our brands.

Management believes these forward-looking statements are reasonable; however, such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. Investors are cautioned not to place undue reliance on any forward-looking statements which are based on current expectations. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law.

Item 1.	BUSINESS

General

CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., is a Maryland corporation incorporated on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) in 2012 for U.S. federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Trust” include CNL Healthcare Trust, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Healthcare Corp., formerly known as CNL Properties Corp., (our “Advisor”), a Delaware limited liability company. Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Healthcare Manager Corp., formerly known as CNL Properties Manager Corp., (our “Property Manager”) to manage our properties under a six year property management agreement.

On February 9, 2012, we announced that we will be placing our investment focus on acquiring properties primarily in the United States within the senior housing and healthcare sectors, although we may also acquire properties in the lifestyle and lodging sectors. Senior housing asset classes we may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, memory care facilities and skilled nursing facilities. Healthcare asset classes we may acquire may include medical office buildings, as well as other types of healthcare and wellness-related properties such as physicians’ offices, specialty medical and diagnostic service providers, specialty hospitals, walk-in clinics and outpatient surgery centers, hospitals and inpatient rehabilitative facilities, long-term acute care hospitals, pharmaceutical and medical supply manufacturing facilities, laboratories and research facilities and medical marts. Lifestyle asset classes we may acquire are those properties that reflect or are affected by the social, consumption and entertainment values and choices of our society and generally include ski and mountain resorts, golf courses, attractions (such as amusement parks, waterparks and family entertainment centers), marinas, and other leisure or entertainment-related properties. Lodging asset classes we may acquire include resort, boutique and upscale properties or any full service, limited service, extended stay and/or other lodging-related properties. We also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing.

In order to better reflect our current investment focus, we amended our amended and restated articles of incorporation on February 9, 2012 to change the name of the company to CNL Healthcare Trust, Inc.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Senior Housing and Healthcare Properties

We believe recent demographic trends and strong supply and demand indicators present a strong case for an investment focus on acquisitions of senior housing and healthcare properties. We believe that the senior housing and healthcare sectors will continue to provide attractive opportunities as compared to other sectors for the foreseeable future. Key drivers include:

•

Aging U.S. Population Demographic. According to a Pew Research Center Publication entitled “Baby Boomers Approach Age 65 – Glumly,” dated December 20, 2010 (the “Pew Research Publication”), as of January 1, 2011, about 10,000 people in the U.S. will turn 65 every day for the next 19 years. The Pew Research Publication also cites that by 2030, when all Baby Boomers will have turned 65, 18% of the nation’s population will be 65 or older compared with just 13% of the population in 2010. In addition, according to the U.S. Census Bureau report entitled “90+ in the United States: 2006-2008,” issued November 2011, individuals who are 65 years old in 2006 can expect to live on average an additional 18.5 years, up from an average of 12.2 additional years for those aged 65 between 1929 to 1931.

•

Healthcare Insurance Coverage Expansion. As the U.S. population over the age of 65 increases, more older Americans will be covered by Medicaid to meet these increased healthcare expenditures. In addition, due to recent federal legislation, private healthcare insurance will be expanded to cover more of the non-elderly, lower income population. The Congressional Budget Office, in “Estimate of the Effects of Insurance Coverage Provisions Contained in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010,” dated March 2011 (the “CBO Report”), states that the number of non-elderly Americans with health insurance will increase by approximately 32 million in 2016 and approximately 34 million in 2021. Data cited in the CBO Report states that approximately 95% of legal non-elderly Americans will have insurance coverage in 2021, compared to the projected 82% in the absence of the federal legislation.

•

Opportunities Created by a Fragmented Sector. According to the Bank of America Merrill Lynch Global Research Report, “Healthcare REITs” dated August 15, 2011 (the “BofA Report”), only between 8% and 10% of healthcare-related real estate is owned by public REITs. We believe this indicates that significant opportunities for consolidation exist in the senior housing and healthcare sectors, which we believe will create value as our portfolio is assembled and achieves scale.

•

Senior Housing Supply and Demand Indicators. Americans 65 years and older are expected to live longer than the elderly did in the past and will need additional housing options to accommodate their special needs. Demand for senior housing options is currently outpacing the existing supply of senior housing units. The supply growth of certain senior housing asset classes over the last decade has declined dramatically following a boom in senior housing development in the 1990’s. According to data from the National Investment Center for the Senior Housing and Care Industry Map Monitor for the third quarter of 2011 (the “Q3 2011 Map Monitor”), overall senior housing occupancy has increased in each of the last four quarters to 88.1% in the third quarter of 2011.

According to the Q3 2011 Map Monitor, in the third quarter 2011 absorption of existing senior housing units, which represents the number of net units occupied, reached its highest quarterly level since the third quarter of 2009. According to the same source, new inventory of senior housing units increased by only 1% during 2011, and the pace of absorption of existing inventory is expected to continue to outpace inventory growth during the next four quarters. We believe these positive absorption and occupancy rate trends will continue as the number of senior housing units under construction in 2011 declined approximately 22% from the level in 2010 according to the Q3 2011 Map Monitor.

•

Healthcare Properties Supply and Demand Indicators. As Americans 65 years and older live longer their needs for other healthcare properties are expected to increase. According to “Urban Land Institute Report”, individuals over age 65 made an average of 6.9 visits per capita to physicians’ offices in 2008 or almost three times the visits of those under 45 years of age. The National Real Estate Investor in an article entitled “Health Care Reform: Boom for Commercial Real Estate?” dated March 24, 2010 estimates that the additional 32 million Americans covered by the new federal healthcare legislation will require an additional 64 million square feet of medical office space. The BofA Report projects that growth in the need for medical office buildings is expected to increase by 30% over the next ten years as a result of the increase in the number of additional insured in the U.S.

We expect that demand for senior housing and healthcare real estate will accelerate over the next several years as a greater percentage of the American population ages and this aging population lives longer. We believe occupancy rates will return to near the historical average, and there will be minimal new supply until industry fundamentals rebound and financing opportunities become more readily available at more reasonable terms. As economic conditions improve, we believe this trend of increasing occupancy rates will benefit owners of senior housing properties. In addition, as the healthcare industry continues to evolve as a result of the Patient Protection and Affordable Care Act, the Healthcare and Education Reconciliation Act of 2010 and other legislation resulting in increased government healthcare spending, additional healthcare properties will be required to accommodate the increase in demand caused by more Americans having access to health insurance.

Investment Objectives

Our primary investment objectives are to invest in a diversified portfolio of assets that will allow us to:

•	pay attractive and steady cash distributions;

•	preserve, protect and grow stockholders’ invested capital;

•

explore liquidity opportunities in the future, such as the sale of either the Company or our assets, potential merger, or the listing of our common shares on a national securities exchange (“Listing”).

Investment Strategy

We intend to focus our investment activities on the acquisition, development and financing of properties primarily within the United States that we believe have the potential for long-term growth and income generation based upon the demographic and market trends and other underwriting criteria and models that we have developed. We intend to focus on assets within the senior housing and healthcare sectors, although we may also acquire properties in the lifestyle and lodging sectors. We intend to invest in carefully selected and well-located real estate that will provide a steady income stream generally through the receipt of rental income from long-term triple-net leases to third-party tenants. In addition, when advantageous to our structure and applicable tax rules allow, we will lease properties to our affiliated taxable REIT Subsidiaries (“TRSs”), and engage independent third-party managers to operate them. These investment structures require us to pay all operating expenses and may result in greater variability in operating results but allow us to capture greater returns during periods of market recovery, inflation, or strong performance. Our Advisor will consider relevant real property and financial factors in selecting a property, including its condition and location, income-producing capacity and prospects for appreciation. Although we do not intend to focus on any particular location, we anticipate that we will select properties that are located near or around areas with stable demand generators.

We may also invest in and originate mortgage, bridge and mezzanine loans, a portion of which may lead to an opportunity to purchase a real estate interest in the underlying property. In addition, we also may invest in other income-oriented real estate assets, securities, and investment opportunities that are otherwise consistent with our investment objectives and policies. We will evaluate originations of loans for the quality of income, the quality of the borrower and the security for the loan or the nature and possibility of the acquisition of the underlying real estate asset. Investments in other real estate-related securities will adhere to similar principles. In addition, our Advisor will consider the impact of each investment as it relates to our portfolio as a whole.

Common Stock Offering

On July 15, 2010, we filed a Registration Statement on Form S-11 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer for sale up to $3.0 billion of shares of common stock (300,000,000 shares of common stock at $10.00 per share) (the “Offering”), of which initially 15,000,000 shares are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. The Registration Statement was declared effective on June 27, 2011, and the Offering commenced on that date.

As of October 5, 2011, we received and accepted aggregate subscriptions in excess of the minimum offering amount of $2.0 million in shares of common stock and commenced operations. As of December 31, 2011, we received aggregate offering proceeds of approximately $13.3 million (1.3 million shares) in connection with the Offering, including $27,667 (2,912 shares) pursuant to our distribution reinvestment plan. During the period January 1, 2012 through February 3, 2012, we received additional subscription proceeds of approximately $6.3 million (0.6 million shares). The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that will allow our stockholders to have the full amount of their cash distributions reinvested in additional shares that may be available. We have designated 5% of the shares in our Offering as shares issuable pursuant to our distribution reinvestment plan for this purpose. As of December 31, 2011, we had issued 2,912 shares under our distribution reinvestment plan.

Redemption Plan

We have adopted a share redemption plan that allows our stockholders who hold shares for at least one year to request that we redeem between 25% and 100% of their shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•

If we elect to redeem shares, some or all of the proceeds from the sale of shares under our distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, we may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

•	no more than 5% of the weighted average number of shares of our common stock outstanding during such 12-month period may be redeemed during such 12-month period; and

•

redemption pricing will range from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years.

Our board of directors has the ability, in their sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in our best interest.

During the year ended December 31, 2011, we did not receive any redemption requests under our Redemption Plan as no stockholders have yet satisfied the minimum holding period required under the Redemption Plan.

Distributions

Once we qualify as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. We expect to generate little, if any, cash flow or funds from operations available for distribution until we make substantial investments. Until we have sufficient cash flow or funds from operations, we have decided and may continue to make stock distributions or to fund all or a portion of cash distributions from sources other than cash flow from operations or funds from operations, such as from cash flows generated by financing activities, a component of which may include the proceeds of our offering, and borrowing, whether collateralized by our assets or unsecured.

On July 29, 2011, our board of directors authorized a distribution policy providing for monthly cash distributions of $0.03333 (which is equal to an annualized distribution rate of 4%) together with stock distributions of 0.002500 shares of common stock (which is equal to an annualized distribution rate of 3%) for a total annualized distribution of 7.0% on each outstanding share of common stock (based on the $10.00 offering price) payable to all common stockholders of record as of the close of business on the first business day of each month. Our board authorized a policy providing for distributions of cash and stock rather than solely of cash in order to retain cash for investment opportunities.

Distributions shall be paid quarterly and will be calculated for each stockholder as of the first day of each month the stockholder has been a stockholder of record in such quarter. The cash portion of such distribution shall be payable and the distribution of shares will be issued on or before the last day of the applicable quarter; however, in no circumstance will the cash distribution and the stock distribution be made on the same day. Fractional shares of common stock accruing as distributions will be rounded to the nearest hundredth when issued on the distribution date.

Declarations of distributions pursuant to this policy began on the first day of November 2011 and they shall continue on the first day of each month thereafter. Distributions shall be paid each calendar quarter thereafter as set forth above until such policy is terminated or amended by our board of directors.

For the year ended December 31, 2011, we declared cash distributions of $55,892 of which $28,225 was paid in cash to stockholders and $27,667 was reinvested pursuant to our distribution reinvestment plan. In addition, for the year ended December 31, 2011, we declared and made stock distributions of approximately 4,180 shares of common stock. For the year ended December 31, 2011, approximately 1.9% of the cash distributions paid to stockholders were considered taxable income and 98.1% were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the year ended December 31, 2011 were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement. The distribution of new common shares to the recipient is non-taxable.

Borrowings

We intend to borrow funds to acquire properties, make loans and other permitted investments and to pay certain related fees. We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes. We also intend to encumber assets in connection with such borrowings. The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our intent is to target our aggregate borrowings ranging from 40% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio, although initially our aggregate borrowings may be greater than 40% to 60% of the aggregate value of our assets. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our current or any subsequent offering and have invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Competition

The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. We compete for investments and financing with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships, many of which will have greater resources than we will. The level of competition impacts both our ability to raise capital and find real estate investments and locate suitable tenants. We may also compete with affiliates to acquire properties and other investments.

Acquisitions

As of December 31, 2011 we did not own any real estate or real estate-related assets.

On December 15, 2011, we entered into an agreement with five affiliates of Primrose Retirement Communities, LLC, a senior housing developer and operator headquartered in Aberdeen, South Dakota, to purchase five senior housing facilities with a combined total of 394 units for an aggregate purchase price of approximately $84.1 million, exclusive of closing costs. We anticipate funding the acquisition from proceeds from our Offering and a mortgage loan collateralized by the properties which we expect to close concurrent with acquisition. We expect to close these transactions by March 31, 2012. The acquisition of the five senior housing properties is contingent upon obtaining financing and customary closing conditions and there are no assurances that we will successfully close the transaction by March 31, 2012, or at all.

Employees

We are externally managed and as such we do not have any employees.

Advisor

Our Advisor has responsibility for our day-to-day operations, administering our accounting functions, serving as our consultant in connection with policy decisions to be made by our board of directors, and identifying and making acquisitions and investments on our behalf. In exchange for these services, our Advisor is entitled to receive certain fees from us.

Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, the Offering, acquisitions, and operating activities. To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters commencing on July 1, 2012 (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

The current advisory agreement continues through May 2012, and thereafter may be extended annually upon mutual consent of the parties. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor and the fees we pay, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Tax Status

We intend to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with our taxable year ending December 31, 2012. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal taxes if we form a TRS to conduct certain activities and will be subject to taxes in other jurisdictions such as state, local or foreign jurisdictions.

Available Information

CNL Financial Group, LLC (our “Sponsor” or “CNL”), maintains a web site at www.cnlhealthcaretrust.com containing additional information about our business, and a link to the U.S. Securities and Exchange Commission (“SEC”) web site (www.sec.gov). We make available free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we file such material, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

The contents of our web site are not incorporated by reference in, or otherwise a part of, this report.

Item 1A.	RISK FACTORS

The risks and uncertainties described below represent those risks and uncertainties that we believe are material to investors. Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A “Risk Factors” section.

Company Related Risks

We have a limited operating history. We are a recently organized company with a limited operating history. To be successful, our Advisor must, among other things:

•	identify and acquire investments that meet our investment objectives;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments; and

•	continue to build and expand its operational structure to support our business.

There can be no assurance that our Advisor will succeed in achieving these goals.

There can be no assurance that we will be able to achieve expected cash flows necessary to pay or maintain distributions at any particular level, or that distributions will increase over time. There are many factors that can affect the availability and timing of distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and investments in real estate-related securities, mortgage or other loans and assets, current and projected cash requirements and tax considerations. Because we may receive income from property operations and interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as our ability to make acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that we invest in, as well as our operating expense levels and many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure you that:

•	rents or operating income from our properties will remain stable or increase;

•	tenants will not default under or terminate their leases;

•	securities we buy will increase in value or provide constant or increased distributions over time;

•	loans we make will be repaid or paid on time;

•	loans will generate the interest payments that we expect; or

•	acquisitions of real properties, mortgage or other loans, or our investments in securities or other assets, will increase our cash available for distributions to stockholders.

Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to be paid on our shares.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay distributions. For instance:

•	Cash available for distributions may decrease if we are required to spend money to correct defects or to make improvements to properties.

•	Cash available for distributions may decrease if the assets we acquire have lower yields than expected.

•

Federal income tax laws require REITs to distribute at least 90% of their REIT taxable income to stockholders each year. Once we elect to be treated as a REIT for tax purposes, this will limit the earnings that we may retain for corporate growth, such as asset acquisition, development or expansion, and will make us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may decrease.

•	The payment of principal and interest required to service the debt resulting from our policy to use leverage to acquire assets may leave us with insufficient cash to pay distributions.

•

Once we elect to be treated as a REIT, we may pay distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code, or the Code, and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, subject to the applicable REIT rules, our board of directors, in its discretion, may retain any portion of our cash on hand or use offering proceeds for capital needs and other corporate purposes. We cannot assure you that we will generate or have sufficient cash available to pay cash distributions to you, to continue paying distributions to you at any specified level, or that distributions we make may not be decreased or be eliminated in the future.

Yields on and safety of deposits may be lower due to the significant decline in the financial markets. Until we invest the proceeds of our Offering in properties, we will generally hold those funds in permitted investments that are consistent with preservation of liquidity and safety. The investments will include money market funds, bank money market accounts and certificates of deposit or other accounts at third-party depository institutions. While we strive to hold these funds in high quality investments with quality institutions, there can be no assurance that continued or unusual declines in the financial markets will not result in a loss of some or all of these funds or reductions in cash flows from these investments.

Because we rely on affiliates of CNL for advisory, property management and managing dealer services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to us, we may be required to find alternative providers of these services, which could disrupt our business. CNL, through one or more of its affiliates or subsidiaries, owns and controls our Advisor and Property Manager as well as CNL Securities Corp., the managing dealer (“the Managing Dealer”) of our Offering. In the event that any of these affiliates are unable to meet their obligations to us, we might be required to find alternative service providers, which could disrupt our business by causing delays and/or increasing our costs.

Further, our success depends to a significant degree upon the contributions of James M. Seneff, Jr., our chairman, Robert A. Bourne, our vice chairman, Thomas K. Sittema, our chief executive officer, Stephen H. Mauldin, our president and chief operating officer, and Joseph T. Johnson, our chief financial officer, each of whom would be difficult to replace. If any of these key personnel were to cease their affiliation with us or our affiliates, we may be unable to find suitable replacement personnel and our operating results could suffer as a result. All of our executive officers and the executive officers of our Advisor are also executive officers of CNL Lifestyle Properties, Inc. and its Advisor, both of which are affiliates of our Advisor. In the event that CNL Lifestyle Properties, Inc. internalizes the management functions provided by its advisor, such executive officers may cease their employment with us and our Advisor. In that case, our Advisor would need to find and hire an entirely new executive management team. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and our Advisor may be unsuccessful in attracting and retaining such skilled personnel. We do not maintain key person life insurance on any of our officers.

Our stockholders may experience dilution which could have a material adverse effect on the distributions you receive from us. Our stockholders have no preemptive rights. If we commence a subsequent public offering of shares or securities convertible into shares, or otherwise issue additional shares, then investors purchasing shares in our Offering who do not participate in future stock issuances will experience dilution in the percentage of their equity investment. Stockholders will not be entitled to vote on whether or not we engage in additional offerings. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in both the book value and fair value of their shares. Our board of directors has not yet determined whether it will engage in future offerings or other issuances of shares; however, it may do so if our board determines that it is in our best interests. Other public REITs sponsored by CNL have engaged in multiple offerings.

We may be restricted in our ability to replace our Property Manager under certain circumstances which could have a material adverse effect on our business and financial condition. Our ability to replace our Property Manager may be limited. Under the terms of our property management agreement, we may terminate the agreement (a) in the event of our Property Manager’s voluntary or involuntary bankruptcy or a similar insolvency event or (b) for “cause.” In this case, “cause” means a material breach of the property management agreement of any nature by the Property Manager relating to all or substantially all of the properties being managed under the agreement that is not cured within 30 days after notice to the Property Manager. We may amend the property management agreement from time to time to remove a particular property from the pool of properties managed by our Property Manager (a) if the property is sold to a bona fide unaffiliated purchaser, or (b) for “cause.” Our board of directors may find the performance of our Property Manager to be unsatisfactory. However, unsatisfactory performance by the Property Manager may not constitute “cause.” As a result, we may be unable to terminate the property management agreement even if our board concludes that doing so is in our best interest.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act. We are not registered, and do not intend to register us or any of our subsidiaries, as an investment company under the Investment Company Act. If we or any of our subsidiaries become obligated to register as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations, directly and through our wholly and majority owned subsidiaries, so that neither we nor each of our subsidiaries will be an investment company and, therefore, will not be required to register as an investment company, under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.”

Since we will be primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), a company generally must maintain at least 55% of its assets directly in what are deemed “qualifying” real estate assets and at least 80% of the entity’s assets in such qualifying assets and in a broader category of what are deemed “real estate-related” assets to qualify for this exception. Mortgage-related securities may or may not constitute qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exception from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly or majority owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exception from regulation under the Investment Company Act. To avoid being required to register as an investment company under the Investment Company Act, we and our subsidiaries may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Stockholders have limited control over changes in our policies and operations. Our board of directors determines our investment policies, including our policies regarding financing, growth, debt capitalization, REIT qualification (once we elect to be treated as a REIT) and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under our articles of incorporation and the Maryland General Corporation Law, our stockholders currently have a right to vote only on the following matters:

•	the election or removal of directors;

•

any amendment of our articles of incorporation, except that our board of directors may amend our articles of incorporation without stockholder approval to change our name, increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue, under certain conditions, effect certain reverse stock splits, or change the name or other designation or par value of any class or series of our stock and the aggregate par value of our stock;

•	our termination, liquidation and dissolution;

•	our reorganization;

•

modification or elimination of our investment limitations as set forth in our articles of incorporation; provided, however, for so long as we are subject to the NASAA REIT Guidelines, the investment limitations imposed by the NASAA REIT Guidelines that are set forth in our articles of incorporation may not be modified or amended in any manner that would be inconsistent with the NASAA REIT Guidelines; and

•	our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets (notwithstanding that Maryland law may not require stockholder approval).

All other matters are subject to the discretion of our board of directors. In addition, our board of directors has the authority to amend, without stockholder approval, the terms of our advisory agreement, which could result in less favorable terms to our investors.

Risks Related to Conflicts of Interest and Our Relationships with Our Advisor and Its Affiliates

There may be conflicts of interest because of interlocking boards of directors with affiliated companies. James M. Seneff, Jr. and Robert A. Bourne serve as our chairman and vice chairman, respectively, and as directors of our board and concurrently serve as directors for CNL Lifestyle Properties, Inc. Mr. Seneff also currently serves as chairman and a director for Global Growth Trust, Inc. and for Global Income Trust, Inc., each of which are our affiliates. Our independent directors also are independent directors of CNL Lifestyle Properties, Inc., an affiliate of our Sponsor. These directors may experience conflicts of interest in managing us because they also have management responsibilities for these affiliated entities, which invest in and may invest in properties in the same markets as our properties.

There will be competing demands on our officers and directors and they may not devote all of their attention to us which could have a material adverse effect on our business and financial condition. Two of our directors, James M. Seneff, Jr. and Robert A. Bourne are also officers and directors of our Advisor and other affiliated entities and may experience conflicts of interest in managing us because they also have management responsibilities for other companies including companies that may invest in some of the same types of assets in which we may invest. In addition, substantially all of the other companies that they work for are affiliates of us and/or our Advisor. Our independent directors also are independent directors of CNL Lifestyle Properties, Inc., an affiliate of our Sponsor. For these reasons, all of these individuals will share their management time and services among those companies and us, and will not devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

In addition, Thomas K. Sittema, our chief executive officer, Stephen H. Mauldin, our president and chief operating officer, Joseph T. Johnson, our chief financial officer, and our other officers serve as officers of, and devote time to, CNL Lifestyle Properties, Inc., an affiliate of our Advisor with similar investment objectives and which owns assets in several of the asset classes in which we intend to invest, and may serve as officers of, and devote time to, other companies which may be affiliated with us in the future. These officers may experience conflicts of interest in managing us because they also have management responsibilities for CNL Lifestyle Properties, Inc. For these reasons, these officers will share their management time and services among CNL Lifestyle Properties, Inc. and us, and will not devote all of their attention to us and could take actions that are more favorable to CNL Lifestyle Properties, Inc. than to us.

Other real estate investment programs sponsored by CNL use investment strategies that are similar to ours. Our Advisor and its affiliates, and their and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor. One or more real estate investment programs sponsored by CNL may be seeking to invest in properties and other real estate-related investments similar to the assets we are seeking to acquire. CNL has three other public active real estate investment programs which have investment strategies similar to ours. All of these programs invest in commercial properties. As a result, we may be buying properties and other real estate-related investments at the same time as other programs sponsored by CNL and managed by the executive officers of our Advisor or its affiliates are also buying properties and other real estate-related investments. We cannot assure you that properties we want to acquire will be allocated to us in this situation. CNL is not required to allocate each prospective investment to our Advisor for review. Our Advisor may choose a property that provides lower returns to us than a property allocated to another program sponsored by CNL. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL own properties. If one of such other programs sponsored by CNL attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

We may be prevented from investing in certain property sectors if CNL enters into a covenant not to compete as part of a transaction involving the Listing of the shares of CNL Lifestyle Properties, Inc. on a national securities exchange, the merger of CNL Lifestyle Properties, Inc. with or into another entity, the sale of the assets or shares of CNL Lifestyle Properties, Inc. to another entity or a similar type of transaction. During the course of our Offering, CNL Lifestyle Properties, Inc., whose advisor is an affiliate of CNL, may enter into a transaction involving (a) the Listing of its shares on a national securities exchange, (b) the sale to, or merger with, another entity in a transaction which provides the investors of CNL Lifestyle Properties, Inc. with cash or securities of a publicly traded company, or (c) the commencement of the orderly sale of the assets of CNL Lifestyle Properties, Inc. and the subsequent distribution of the proceeds thereof. In connection with the consummation of any of the foregoing transactions, or in the event of the transfer of the ownership interests of the advisor of CNL Lifestyle Properties, Inc., the counterparty to the transaction may request, as a precondition to the consummation of the transaction, that CNL provide a covenant not to compete or similar agreement which would serve to limit the future acquisition of properties in certain property sectors, such as ski, golf and attraction properties by CNL and its affiliates, including our Advisor, for a certain period of time. Under such circumstances, CNL, on behalf of itself and its affiliates, including our Advisor, may be willing to provide such a covenant not to compete, but solely with respect to properties in certain property sectors, such as ski, golf and attraction properties, and for a limited period of time not to exceed two years from the date of the consummation of the applicable transaction. In such event, we would be limited in our ability to pursue or invest in properties in certain property sectors, such as ski, golf and attraction properties during the term of any such covenant not to compete.

Our Advisor and its affiliates, including all of our executive officers and our affiliated directors, will face conflicts of interest as a result of their compensation arrangements with us, which could result in actions that are not in the best interest of our stockholders. We may pay our Advisor and its affiliates, including the Managing Dealer of our Offering and our Property Manager, substantial fees. These fees could influence their advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates;

•

additional public offerings of equity by us, which would create an opportunity for CNL Securities Corp., as Managing Dealer, to earn additional fees and for our Advisor to earn increased advisory fees;

•	property sales, which may entitle our Advisor to real estate commissions;

•	property acquisitions from third parties, which entitle our Advisor to an investment services fee;

•

borrowings to acquire assets, which increase the investment services fees and asset management fees payable to our Advisor and which entitle our Advisor or its affiliates to receive other acquisition fees in connection with assisting in obtaining financing for assets if approved by our board of directors, including a majority of our independent directors;

•

whether we seek to internalize our management functions, which could result in our retaining some of our Advisor’s and its affiliates’ key officers for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our Advisor to purchase the assets and operations of our Advisor and its affiliates performing services for us;

•	the listing of, or other liquidity event with respect to, our shares, which may entitle our Advisor to a subordinated incentive fee;

•	a sale of assets, which may entitle our Advisor to a subordinated share of net sales proceeds; and

•	whether and when we seek to sell our operating partnership or its assets, which sale could entitle our Advisor to additional fees.

The fees our Advisor receives in connection with transactions involving the purchase and management of our assets are not necessarily based on the quality of the investment or the quality of the services rendered to us. The basis upon which fees are calculated may influence our Advisor to recommend riskier transactions to us.

None of the agreements with our Advisor, Property Manager or any other affiliates were negotiated at arm’s length. Agreements with our Advisor, Property Manager or any other affiliates may contain terms that are not in our best interest and would not otherwise apply if we entered into agreements negotiated at arm’s length with third parties.

If we internalize our management functions, your interest in us could be diluted, we could incur other significant costs associated with being self-managed, we may not be able to retain or replace key personnel and we may have increased exposure to litigation as a result of internalizing our management functions. We may internalize management functions provided by our Advisor, our Property Manager and their respective affiliates. Our board of directors may decide in the future to acquire assets and personnel from our Advisor or its affiliates for consideration that would be negotiated at that time. There can be no assurances that we will be successful in retaining our Advisor’s key personnel in the event of an internalization transaction. In the event we were to acquire our Advisor or our Property Manager, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could reduce the percentage of our shares owned by persons who purchase shares in our Offering and could reduce the net income per share and funds from operations per share attributable to your investment.

In addition, we may issue equity awards to officers and consultants, which awards would decrease net income and funds from operations. We cannot reasonably estimate the amount of fees to our Advisor, Property Manager and other affiliates we would save, and the costs we would incur, if we acquired these entities. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, Property Manager and other affiliates, our net income per share and funds from operations per share would be lower than they otherwise would have been had we not acquired these entities.

Additionally, if we internalize our management functions, we could have difficulty integrating these functions. Currently, the officers of our Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and divert our management’s attention from effectively managing our properties and overseeing other real estate-related assets.

In recent years, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce the amount of funds available for investment by us in properties or other investments.

We will not be in privity of contract with service providers that may be engaged by our Advisor to perform advisory services and they may be insulated from liabilities to us, and our Advisor may have minimal assets with which to remedy any liabilities to us. Our Advisor may subcontract with affiliated or unaffiliated service providers for the performance of substantially all or a portion of its advisory services. We anticipate that our Advisor will initially engage affiliates of our sponsor to perform certain services on its behalf. In the event our Advisor elects to subcontract with any service provider, our Advisor will enter into an agreement with such service provider and we will not be a party to such agreement. As a result, we will not be in privity of contract with any such service provider and, therefore, such service provider will have no direct duties, obligations or liabilities to us. In addition, we will have no right to any indemnification to which our Advisor may be entitled under any agreement with a service provider. The service providers our Advisor may subcontract with may be insulated from liabilities to us for services they perform, but may have certain liabilities to our Advisor. Our Advisor may have minimal assets with which to remedy liabilities to us resulting under the advisory agreement.

Risks Related to Our Business

We will depend on tenants for a significant portion of our revenue, and lease defaults or terminations could have an adverse effect. Our ability to repay any outstanding debt and make distributions to stockholders will depend upon the ability of our tenants to make payments to us, and their ability to make these payments will depend primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on our properties. For example, a tenant’s failure or delay in making scheduled rent payments to us may result from the tenant realizing reduced revenues at the properties it operates. Defaults on lease payment obligations by our tenants would cause us to lose the revenue associated with those leases and require us to find an alternative source of revenue to pay our mortgage indebtedness and prevent a foreclosure action. In addition, if a tenant at one of our single-user facilities, which are properties, designed or built primarily for a particular tenant or a specific type of use, defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making capital improvements or incurring other significant costs.

The recent economic slowdown could adversely affect certain of the properties in which we may invest, and the financial difficulties of our tenants and operators could adversely affect us. The recent economic slowdown could adversely affect certain of the properties in which we invest. Although a general downturn in the real estate industry would be expected to adversely affect the value of our properties, a downturn in the senior housing, healthcare, lifestyle and/or lodging in which we invest could compound the adverse effect. Economic weakness combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt, could result in our tenants experiencing a decline in financial and operating performance and/or a decline in earnings from our TRS investments.

The performance of the senior housing sector is linked to the performance of the general economy and, specifically, the housing market in the United States. It is also sensitive to personal wealth and available fixed income of seniors and their adult children. Declines in home values, consumer confidence and net worth due to adverse general economic conditions may reduce demand for senior housing properties.

The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain of the real estate we may acquire and such real estate could experience reduced occupancy levels from what we anticipate at the time of our acquisition of such real estate. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

We do not have control over market and business conditions that may affect our success. The following external factors, as well as other factors beyond our control, may reduce the value of properties that we acquire, the ability of tenants to pay rent on a timely basis, or at all, the amount of the rent to be paid and the ability of borrowers to make loan payments on time, or at all:

•	changes in general or local economic or market conditions;

•	the pricing and availability of debt, operating lines of credit or working capital;

•	inflation and other increases in operating costs, including utilities and insurance premiums;

•	increased costs and shortages of labor;

•	increased competition;

•	quality of management;

•	failure by a tenant to meet its obligations under a lease;

•	bankruptcy of a tenant or borrower;

•	the ability of an operator to fulfill its obligations;

•	limited alternative uses for properties;

•	changing consumer habits or other changes in supply of, or demand for, similar or competing products;

•	acts of God, such as earthquakes, floods and hurricanes;

•	condemnation or uninsured losses;

•	changing demographics; and

•	changing government regulations, including REIT taxation, real estate taxes, environmental, land use and zoning laws.

Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry. If tenants are unable to make lease payments, TRS entities do not achieve the expected levels of operating income, or borrowers are unable to make loan payments as a result of any of these factors, cash available for distributions to our stockholders may be reduced.

We may be limited in our ability to vary our portfolio in response to changes in economic, market or other conditions, including by restrictions on transfer imposed by our limited partners, if any, in our operating partnership or by our lenders. Additionally, the return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced in the United States generally and in the local economies where our properties and the properties underlying our other real estate-related investments are located, including:

•

poor economic conditions may result in a decline in the operating income at our properties and defaults by tenants of our properties and borrowers under our investments in mortgage, bridge or mezzanine loans; and

•	increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels.

Our exposure to typical real estate investment risks could reduce our income. Our properties, loans and other real estate-related investments will be subject to the risks typically associated with investments in real estate. Such risks include the possibility that our properties will generate operating income, rent and capital appreciation, if any, at rates lower than we anticipated or will yield returns lower than those available through other investments. Further, there are other risks by virtue of the fact that our ability to vary our portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments. Income from our properties may be adversely affected by many factors including, but not limited to, an increase in the local supply of properties similar to our properties, newer competing properties, a decrease in the number of people interested in participating in activities related to the businesses conducted on the properties that we acquire, adverse weather conditions, changes in government regulation, international, national or local economic deterioration, increases in energy costs and other expenses affecting travel, geo-political uncertainly, including terrorism, airline strikes, outbreaks of contagious diseases and other factors which may affect travel patterns and reduce the number of travelers and tourists, increases in operating costs due to inflation and other factors that may not be offset by increased room rates, and changes in consumer tastes.

We may be unable to sell assets if or when we decide to do so. Maintaining our REIT qualification and continuing to avoid registration under the Investment Company Act as well as many other factors, such as general economic conditions, the availability of financing, interest rates and the supply and demand for the particular asset type, may limit our ability to sell real estate assets. These factors are beyond our control. We cannot predict whether we will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

An increase in real estate taxes may decrease our income from properties. From time to time the amount we pay for property taxes will increase as either property values increase or assessment rates are adjusted. Increases in a property’s value or in the assessment rate will result in an increase in the real estate taxes due on that property. If we are unable to pass the increase in taxes through to our tenants, our net operating income for the property will decrease.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations. From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our Advisor and Property Manager in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

If one or more of our tenants file for bankruptcy protection, we may be precluded from collecting all sums due. If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the U.S. federal bankruptcy code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership or debtor’s relief statute or law, we may be unable to collect sums due under our lease(s) with that tenant. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy or similar proceeding. A bankruptcy or similar proceeding may bar our efforts to collect pre-bankruptcy debts from those entities or their properties unless we are able to obtain an order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. Such an event could cause a decrease or cessation of rental payments which would reduce our cash flow and the amount available for distribution to our stockholders. In the event of a bankruptcy or similar proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to our stockholders may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected. We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to you.

If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.

Multiple property leases or loans with individual tenants or borrowers increase our risks in the event that such tenants or borrowers become financially impaired. Defaults by a tenant or borrower may continue for some time before we determine that it is in our best interest to evict the tenant or foreclose on the property of the borrower. Tenants may lease more than one property, and borrowers may enter into more than one loan. As a result, a default by, or the financial failure of, a tenant or borrower could cause more than one property to become vacant or be in default or more than one lease or loan to become non-performing. Defaults or vacancies can reduce our rental income and funds available for distribution and could decrease the resale value of affected properties until they can be re-leased.

We may rely on various security provisions in our leases for minimum rent payments which could have a material adverse effect on our financial condition. Our leases may, but are not required to, have security provisions such as deposits, stock pledges and guarantees or shortfall reserves provided by a third-party tenant or operator. These security provisions may terminate at either a specific time during the lease term, once net operating income of the property exceeds a specified amount or upon the occurrence of other specified events. Certain security provisions may also have limits on the overall amount of the security under the lease. After the termination of a security feature, or in the event that the maximum limit of a security provision is reached, we may only look to the tenant to make lease payments. In the event that a security provision has expired or the maximum limit has been reached, or a provider of a security provision is unable to meet its obligations, our results of operations and ability to pay distributions to our stockholders could be adversely affected if our tenants are unable to generate sufficient funds from operations to meet minimum rent payments and the tenants do not otherwise have the resources to make rent payments.

Discretionary consumer spending may affect the profitability of certain lifestyle and lodging properties we acquire. The financial performance of certain properties in which we may invest will depend in part on a number of factors relating to or affecting discretionary consumer spending for the types of services provided by businesses operated on these properties. Unfavorable local, regional, or national economic developments or uncertainties regarding future economic prospects have reduced consumer spending in certain markets and, when combined with the lack of available debt, may adversely affect the businesses expected to be conducted on our lifestyle and lodging properties and/or a tenant’s business. Any continuation of such events that leads to lower spending on lifestyle and lodging activities could impact our properties, a tenant’s ability to pay rent and/or our earnings on TRS investments, adversely impacting our results of operations.

Seasonal revenue variations in certain asset classes will require the operators of those properties to manage cash flow properly over time so as to meet their non-seasonal scheduled rent payments to us. Certain of the properties in which we intend to invest will generally be seasonal in nature due to geographic location, climate and weather patterns. For example, revenue and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations, while many attractions properties are closed during the winter months and produce the majority of their revenues and profits during summer months. Additionally, the lodging sector also is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. The seasonality of the lodging sector may cause quarterly fluctuations in results of operations of any lodging properties that we may acquire. As a result of the seasonal nature of certain business operations that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require us to reserve working capital and/or require our operators to supplement revenue in order to be able to make scheduled rent payments to us or require us to, in certain cases, adjust their lease payments so that we collect proportionately more rent during a seasonally busy operating period.

Our real estate assets may be subject to impairment charges which could have a material adverse effect on our financial condition. We will be required to periodically evaluate the recoverability of the carrying value of our real estate assets for impairment indicators. Factors considered in evaluating impairment of our real estate assets held for investment will include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Management anticipates that it will make assumptions and estimates when considering impairments and actual results could vary materially from these assumptions and estimates.

We are uncertain of our sources for funding of future capital needs and this may subject us to certain risks associated with ongoing needs of our properties. Neither we nor our Advisor has any established financing sources. We will establish capital reserves on a property-by-property basis as we deem appropriate to fund anticipated capital improvements. If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of our investment in a property and there is insufficient cash available from our operations or from other sources, we may be required to defer necessary improvements to a property. This may result in decreased cash flow and reductions in property values. If our reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. There can be no guarantee that these sources will be available to us. Accordingly, in the event that we develop a need for additional capital in the future for the maintenance or improvement of our properties or for any other reason, we have not identified any established sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

Increased competition for customers may reduce the ability of certain of our operators to make scheduled rent payments to us or affect our operating results. The types of properties in which we invest are expected to face competition for customers from other similar properties, both locally and nationally. For example, competing senior housing properties may be located near the senior housing properties we own or acquire. Similarly, golf courses we acquire will compete in each market with other golf courses some of which may have greater resources than our golf courses. Any decrease in revenues due to such competition at any of our properties may adversely affect our operators’ ability to make scheduled rent payments to us and with respect to certain of our senior housing and lodging properties leased to TRS entities, may adversely affect our operating results of those properties.

Lack of diversification of our properties may increase our exposure to the risks of adverse local economic conditions and to the risks of adverse conditions as to any particular asset class and category of a property within an asset class. To the extent that there is a concentration of operating revenues from our properties located in a few states or geographic areas, in addition to adverse developments in the U.S. economy and in the senior housing, healthcare, lifestyle and lodging industries generally, adverse events or conditions in those markets or specific properties, such as adverse weather conditions or natural disasters, localized economic recessions or increases in state or local tax rates, could have a disproportionately adverse effect on our results of operations and financial condition. Similarly, our assets become concentrated in any specific asset class or any brand or other category within an asset class, an economic downturn in such class or asset category could have an adverse effect on our results of operations and financial condition.

We may be subject to litigation which could have a material adverse effect on our business and financial condition. We may be subject to litigation, including claims relating to our operations, offerings, unrecognized preacquisition contingencies and otherwise in the ordinary course of business. Some of these claims may result in potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of claims that may arise in the future. Resolution of these types of matters against us may result in us having to pay significant fines or settlements, which, if not insured against, or if these fines and settlements exceed insured levels, would adversely impact our earnings and cash flows. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

We will have no economic interest in the land beneath ground lease properties that we may acquire. Certain of the properties that we may acquire may be on land owned by a governmental entity or other third party, while we own a leasehold, permit, or similar interest. This means that while we have a right to use the property, we do not retain fee ownership in the underlying land. Accordingly, with respect to such properties, we will have no economic interest in the land or buildings at the expiration of the ground lease or permit. As a result, although we will share in the income stream derived from the lease or permit, we will not share in any increase in value of the land associated with the underlying property and may forfeit rights to assets constructed on the land such as buildings and improvements at the end of the lease. Further, because we do not completely control the underlying land, the governmental or other third party owners that lease this land to us could take certain actions to disrupt our rights in the properties or our tenants’ operation of the properties or take the properties in an eminent domain proceeding. While we do not think such interruption is likely, such events are beyond our control. If the entity owning the land under one of our properties chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired.

Existing senior housing and healthcare properties that we may acquire may be subject to unknown or contingent liabilities which could cause us to incur substantial costs. We anticipate that we will acquire operating senior housing and healthcare properties. Such senior housing and healthcare properties may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under transaction agreements related to our acquisition of senior housing and healthcare properties may not survive the closing of the transactions. While we will likely seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on indemnifiable losses. There is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

We intend to invest in private-pay senior housing properties, an asset class of the senior housing sector that is highly competitive. Private-pay senior housing is a competitive asset class of the senior housing sector. Our senior housing properties will compete on the basis of location, affordability, quality of service, reputation and availability of alternative care environments. Our senior housing properties also will rely on the willingness and ability of seniors to select senior housing options. Our property operators may have competitors with greater marketing and financial resources and may be able to offer incentives or reduce fees charged to residents thereby potentially reducing the perceived affordability of our properties during downturns in the economy. Additionally, the high demand for quality caregivers in a given market could increase the costs associated with providing care and services to residents. These and other factors could cause the amount of our revenue generated by private payment sources to decline or our operating expenses to increase. In periods of weak demand, as has occurred during the current general economic recession, profitability may be negatively affected by the relatively high fixed costs of operating a senior housing property.

Events which adversely affect the ability of seniors to afford our daily resident fees could cause the occupancy rates, resident fee revenues and results of operations of our senior housing properties to decline. Costs to seniors associated with certain types of the senior housing properties we intend to acquire generally are not reimbursable under government reimbursement programs such as Medicaid and Medicare. Substantially all of the resident fee revenues generated by our properties will be derived from private payment sources consisting of income or assets of residents or their family members. Only seniors with income or assets meeting or exceeding certain standards can typically afford to pay our daily resident and service fees and, in some cases, entrance fees. Economic downturns such as the one recently experienced in the United States, reductions or declining growth of government entitlement programs, such as social security benefits, or stock market volatility could adversely affect the ability of seniors to afford the fees for our senior housing properties. If our tenants or managers are unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations for these properties could decline, which, in turn, could have a material adverse effect on our business.

The inability of seniors to sell their homes could negatively impact occupancy rates, revenues, cash flows and results of operations of the properties we acquire. Recent severe housing price declines and reduced home mortgage availability have negatively affected the U.S. housing market, with certain geographic areas experiencing more acute deterioration than others. Downturns in the housing markets, such as the one we currently are experiencing, could adversely affect the ability (or perceived ability) of seniors to afford the entrance fees and resident fees as potential residents frequently use the proceeds from the sale of their homes to cover the cost of these fees. Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into or finance their stays at our senior housing properties with private resources. If the recent volatility in the housing market continues for a prolonged period, the occupancy rates, revenues, cash flows and results of operations for these properties could be negatively impacted.

Significant legal actions brought against the tenants or managers of our senior housing properties could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us. The tenants or managers of our senior housing properties may be subject to claims that their services have resulted in resident injury or other adverse effects. The insurance coverage that will be maintained by such tenants of managers, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to our tenants or managers due to state law prohibitions or limitations of availability. As a result, the tenants or managers of our senior housing properties operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. From time to time, there may also be increases in government investigations of long-term care providers, as well as increases in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or government investigation could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a facility operator’s financial condition. If a tenant or manager is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant or manager is required to pay uninsured punitive damages, or if a tenant or manager is subject to an uninsurable government enforcement action, the tenant or manager could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on a tenant’s or manager’s business and its ability to meet its obligations to us.

Moreover, advocacy groups that monitor the quality of care at senior housing properties have sued senior housing facility operators and demanded that state and federal legislators enhance their oversight of trends in senior housing property ownership and quality of care. Patients have also sued operators of senior housing properties and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. This litigation and potential future litigation may materially increase the costs incurred by the tenants and managers of our properties for monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of senior housing properties continues. Increased costs could limit the ability of the tenants and managers of our properties to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace a manager, our revenue from the affected facility could be reduced or eliminated for an extended period of time.

Finally, if we lease a senior housing facility to our TRS lessee rather than leasing the property to a third-party tenant, our TRS lessee will become subject to state licensing requirements that apply to senior housing facility operators and our TRS lessee will have increased liability resulting from events or conditions that occur at the facility, including for example injuries to residents at the facility that are caused by the negligence or misconduct of the facility operator or its employees. Insurance may not cover all such liabilities.

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of tenants at any healthcare properties that we may acquire, and hinder their ability to make rent payments to us. Sources of revenue for tenants and operators at any healthcare properties that we may acquire may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by these payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of these tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.

The healthcare sector continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. We believe that tenants at healthcare properties will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, government payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, we anticipate that there will be a marked increase in the number of patients reliant on healthcare coverage provided by governmental payors. These changes could have a material adverse effect on the financial condition of tenants at our healthcare properties.

We will be exposed to various operational risks, liabilities and claims with respect to our senior housing properties that may adversely affect our ability to generate revenues and/or increase our costs. Through our ownership of senior housing properties, we will be exposed to various operational risks, liabilities and claims with respect to our properties in addition to those generally applicable to ownership of real property. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, and increases in labor costs (as a result of unionization or otherwise) and services. Any one or a combination of these factors, together with other market and business conditions beyond our control, could result in operating deficiencies at our senior housing properties, which could have a material adverse effect on our facility operators’ results of operations and their ability to meet their obligations to us and operate our properties effectively and efficiently, which in turn could adversely affect us.

Failure to succeed in the senior housing and healthcare sectors may have adverse consequences on our performance. Other than our chairman and vice chairman of the board and certain of our Advisor’s asset management personnel, we do not have experience in owning or operating senior housing properties or healthcare properties. The experience of the management of our Advisor in other sectors, such as lifestyle and lodging, does not ensure that we will be able to operate successfully in the senior housing and healthcare sectors. Our success in these sectors will be dependent, in part, upon our ability to evaluate local senior housing and healthcare sector conditions, identify appropriate acquisition opportunities, and find qualified tenants or, where properties are acquired through a TRS, to engage and retain qualified independent managers to operate these properties. In addition, due to our inexperience in acquiring senior housing and healthcare properties, we may abandon opportunities to enter a local market or acquire a property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Unanticipated expenses and insufficient demand for senior housing properties could adversely affect our profitability. As part of our investment strategy, we may acquire senior housing properties in geographic areas where potential customers may not be familiar with the benefits of and care provided by that particular property. As a result, we may have to incur costs relating to the opening, operation and promotion of such properties that are substantially greater than those incurred in other areas where the properties are better known by the public. These properties may attract fewer residents than other senior housing properties we may acquire and may have increased costs, such as for marketing expenses, adversely affecting the results of operations of such properties as compared to those properties that are better known.

Our failure or the failure of the tenants and managers of our properties to comply with licensing and certification requirements, the requirements of governmental programs, fraud and abuse regulations or new legislative developments may materially adversely affect the operations of our senior housing properties. The operations of our senior housing properties are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of certain revenue sources until all licensure or certification issues have been resolved. Properties may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State laws may require compliance with extensive standards governing operations and agencies administering those laws regularly inspect such properties and investigate complaints. Failure to comply with all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services at our senior housing properties. Additionally, transfers of operations of certain senior housing properties are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. We may have no direct control over the tenant’s or manager’s ability to meet regulatory requirements and failure to comply with these laws, regulations and requirements may materially adversely affect the operations of these properties.

Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, nationally or at the state level. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on those of our senior housing properties offering health care services and, thus, our business. Health care, including the long-term care and assisted living sectors, remains a dynamic, evolving industry. On March 23, 2010, the Patient Protection and Affordable Care Act of 2010 was enacted and on March 30, 2010, the Health Care and Education Reconciliation Act was enacted, which in part modified the Patient Protection and Affordable Care Act. Together, the two Acts serve as the primary vehicle for comprehensive health care reform in the United States. The two Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The legislation will become effective in a phased approach, beginning in 2010 and concluding in 2018. At this time, the effects of the legislation and its impact on our business are not yet known. Our business could be materially and adversely affected by the two Acts and further governmental initiatives undertaken pursuant to the two Acts.

Although we intend to target senior housing properties in markets that have high barriers to entry for new properties, barriers to entry in the senior housing property sector are not substantial in all markets. Consequently, the development of new senior housing properties could outpace demand. If the development of new senior housing properties outpaces demand for those asset types in the markets in which our properties are located, those markets may become saturated. Overbuilding in our markets, therefore, could cause us to experience decreased occupancy, reduced operating margins and lower profitability.

Termination of resident lease agreements could adversely affect our revenues and earnings for senior housing properties providing assisted living services. Applicable regulations governing assisted living properties generally require written resident lease agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident lease agreement for any reason on reasonable notice or upon the death of the resident. The operators of senior housing properties cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements with terms of up to one year or longer. In addition, the resident turnover rate in our properties may be difficult to predict. If a large number of resident lease agreements terminate at or around the same time, and if our units remained unoccupied, then our tenants may have difficulty making rental payments and our revenues and earnings could be adversely affected.

The healthcare properties we may acquire, such as medical office buildings and surgery centers may be unable to compete successfully. The healthcare properties we may acquire, such as medical office buildings and surgery centers often face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing properties are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties.

Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical properties. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.

Any reduction in rental revenues resulting from the inability of our medical office buildings and healthcare-related properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

If we acquire healthcare properties, some tenants of medical office buildings, surgery centers, and other healthcare properties will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us. There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Any lease arrangements we may enter into with certain tenants could also be subject to these fraud and abuse laws concerning Medicare and Medicaid. These laws include:

•

the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid;

•

the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•

the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and

•	the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.

Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the properties are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make cash distributions.

Senior housing properties, marinas, ski resorts, golf courses, and hotels in which we may invest may not be readily adaptable to other uses. Senior housing properties, ski resorts and related properties, marinas, golf courses, and hotels in which we may invest are specific-use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors become unprofitable for our tenant or operator or for us due to industry competition, a general deterioration of the applicable industry or otherwise, then we may have great difficulty re-leasing the property or developing an alternative use for the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses. Should any of these events occur, our income and cash available for distribution and the value of our property portfolio could be reduced.

We compete with other companies for investments and such competition may reduce the number of suitable acquisition opportunities that are available to us and adversely affect our ability to successfully acquire properties and other assets. We anticipate that we will compete with other companies and investors, including other REITs, real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds, banks and insurance companies, for the acquisition of properties, loans and other real estate-related investments that we seek to acquire or make. Some of the other entities that we may compete with for acquisition opportunities will have substantially greater experience acquiring and owning the types of properties, loans or other real estate-related investments which we seek to acquire or make, as well as greater financial resources and a broader geographic knowledge base than we have. As a result, competition may reduce the number of suitable acquisition opportunities available to us.

Your investment may be subject to additional risks if we make international investments. We may purchase properties located in countries outside the United States. Such investments could be affected by factors particular to the laws and business practices of those countries. These laws or business practices may expose us to risks that are different from, and in addition to, those commonly found in the United States including, but not limited to foreign currency fluctuations and additional tax burdens that may impact our results of operations, cash flows and cash available for distribution to stockholders. Specifically, foreign investments could be subject to the following risks:

•	the imposition of unique tax structures and differences in taxation policies and rates and other operating expenses in particular countries;

•	non-recognition of particular structures intended to limit certain tax and legal liabilities;

•	changing governmental rules and policies, including changes in land use and zoning laws;

•

enactment of laws relating to the foreign ownership of real property or mortgages and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s county of origin;

•	our Advisor’s limited experience and expertise in foreign countries relative to our advisor’s experience and expertise in the United States;

•	variations in currency exchange rates;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•

the willingness of domestic or foreign lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	general political and economic instability; and

•	more stringent environmental laws or changes in such laws.

We will not control the management of our properties. Once we elected to be treated as a REIT, in order to maintain our status as a REIT for federal income tax purposes, we may not operate certain types of properties we acquire or participate in the decisions affecting their daily operations. Our success, therefore, will depend on our ability to select qualified and creditworthy tenants or managers who can effectively manage and operate the properties. Our tenants and managers will be responsible for maintenance and other day-to-day management of the properties or will enter into agreements with third-party operators. Our financial condition will be dependent on the ability of third-party tenants and/or managers to operate the properties successfully. We will attempt to enter into leasing agreements with tenants and management agreements with managers having substantial prior experience in the operation of the type of property being rented or managed; however, there can be no assurance that we will be able to make such arrangements. Additionally, if we elect to treat property we acquire as a result of a borrower’s default on a loan or a tenant’s default on a lease as “foreclosure property” for federal income tax purposes, we will be required to operate that property through an independent manager over whom we will not have control. If our tenants or third-party managers are unable to operate the properties successfully or if we select unqualified managers, then such tenants and managers might not have sufficient revenue to be able to pay our rent, which could adversely affect our financial condition.

Since we intend that our properties leased to third-party tenants will generally be on a triple net basis, we will depend on our third-party tenants not only for rental income, but also to pay insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. Any failure by our third-party tenants to effectively conduct their operations could adversely affect their business reputation and ability to attract and retain residents in our leased properties. We anticipate that our leases will require such tenants to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with our tenants’ respective businesses. We cannot assure you that our tenants will have sufficient assets, income, access to financing and insurance coverage to enable it to satisfy these indemnification obligations. Any inability or unwillingness by our tenants to make rental payments to us or to otherwise satisfy their obligations under their lease agreements with us could adversely affect us.

We may not control our joint ventures. We may enter into a joint venture with an unaffiliated party to purchase a property or to make loans or other real estate-related investments, and the joint venture or general partnership agreement relating to that joint venture or partnership may provide that we will share with the unaffiliated party management control of the joint venture. For example, our venture partners may share approval rights on many major decisions. Those venture partners may have differing interests from ours and the power to direct the joint venture or partnership on certain matters in a manner with which we do not agree. In the event the joint venture or general partnership agreement provides that we will have sole management control of the joint venture, the agreement may be ineffective as to a third party who has no notice of the agreement, and we may therefore be unable to control fully the activities of the joint venture. Should we enter into a joint venture with another program sponsored by an affiliate, we do not anticipate that we will have sole management control of the joint venture. In addition, when we invest in properties, loans or other real estate-related investments indirectly through the acquisition of interests in entities that own such properties, loans or other real estate-related investments, we may not be able to control the management of such assets which could have negative impacts including our qualification as a REIT.

Joint venture partners may have different interests than we have, which may negatively impact our control over our ventures. Investments in joint ventures involve the risk that our co-venturer may have economic or business interests or goals which, at a particular time, are inconsistent with our interests or goals, that the co-venturer may be in a position to take action contrary to our instructions, requests, policies or objectives, or that the co-venturer may experience financial difficulties. Among other things, actions by a co-venturer might subject assets owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or to other adverse consequences. This risk is also present when we make investments in securities of other entities. If we do not have full control over a joint venture, the value of our investment will be affected to some extent by a third party that may have different goals and capabilities than ours. As a result, joint ownership of investments and investments in other entities may adversely affect our REIT qualification, returns on investments and, therefore, cash available for distributions to our stockholders may be reduced.

It may be difficult for us to exit a joint venture after an impasse. In our joint ventures, there will be a potential risk of impasse in some business decisions because our approval and the approval of each co-venturer may be required for some decisions. In any joint venture, we may have the right to buy the other co-venturer’s interest or to sell our own interest on specified terms and conditions in the event of an impasse regarding a sale. In the event of an impasse, it is possible that neither party will have the funds necessary to complete a buy-out. In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest. As a result, it is possible that we may not be able to exit the relationship if an impasse develops.

Compliance with the Americans with Disabilities Act may reduce our expected distributions. Under the Americans with Disabilities Act of 1992, or the “ADA”, all public accommodations and commercial properties are required to meet certain federal requirements related to access and use by disabled persons. Failure to comply with the ADA could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of federal, state, and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected.

Our properties may be subject to environmental liabilities that could significantly impact our return from the properties and the success of our ventures. Operations at certain of the properties we may acquire, or which are used to collateralize loans we may originate, may involve the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as herbicides, pesticides, fertilizers, motor oil, waste motor oil and filters, transmission fluid, antifreeze, Freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels, and sewage. Accordingly, the operations of certain properties we acquire will be subject to regulation by federal, state, and local authorities establishing health and environmental quality standards. In addition, certain of our properties may maintain and operate underground storage tanks (“USTs”) for the storage of various petroleum products. USTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of USTs and the remediation of contaminated soils and groundwater resulting from leaking USTs.

As an owner of real estate, various federal and state environmental laws and regulations may require us to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum products located on, in or emanating from our properties. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the release of hazardous substances. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Other environmental laws impose liability on a previous owner of property to the extent hazardous or toxic substances were present during the prior ownership period. A transfer of the property may not relieve an owner of such liability; therefore, we may have liability with respect to properties that we or our predecessors sold in the past.

The presence of contamination or the failure to remediate contamination at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. While our leases are expected to provide that the tenant is solely responsible for any environmental hazards created during the term of the lease, we or an operator of a site may be liable to third parties for damages and injuries resulting from environmental contamination coming from the site.

We cannot be sure that all environmental liabilities associated with the properties that we may acquire will have been identified or that no prior owner, operator or current occupant will have created an environmental condition not known to us. Moreover, we cannot be sure that: (i) future laws, ordinances or regulations will not impose any material environmental liability on us; or (ii) the environmental condition of the properties that we may acquire from time to time will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of USTs), or by third parties unrelated to us. Environmental liabilities that we may incur could have an adverse effect on our financial condition, results of operations and ability to pay distributions.

In addition to the risks associated with potential environmental liabilities discussed above, compliance with environmental laws and regulations that govern our properties may require expenditures and modifications of development plans and operations that could have a detrimental effect on the operations of the properties and our financial condition, results of operations and ability to pay distributions to our stockholders. There can be no assurance that the application of environmental laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property we may acquire.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem. The presence of mold at any of our properties could require us to undertake a costly program to remediate, contain or remove the mold. Mold growth may occur when moisture accumulates in buildings or on building materials. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. The presence of mold could expose us to liability from our tenants, their employees and others if property damage or health concerns arise.

Legislation and government regulation may adversely affect the development and operations of properties we may acquire. In addition to being subject to environmental laws and regulations, certain of the development plans and operations conducted or to be conducted on properties we may acquire require permits, licenses and approvals from certain federal, state and local authorities. For example, ski resorts often require federal permits to use U.S. Forest Service lands for their operations. Material permits, licenses or approvals may be terminated, not renewed or renewed on terms or interpreted in ways that are materially less favorable to the properties we purchase. Furthermore, laws and regulations that we or our operators are subject to may change in ways that are difficult to predict. There can be no assurance that the application of laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property we may acquire, the operations of such property and the amount of rent we receive from the tenant of such property.

Governmental regulation with respect to water use by ski resorts and golf courses could negatively impact ski resorts and golf courses we acquire. The rights of ski resorts, golf courses and related properties that we may acquire to use various water sources on or about their properties may also be subject to significant restrictions or the rights of other riparian users and the public generally. Certain ski resorts, golf courses and related properties we may acquire and the municipalities in which they are located may be dependent upon a single source of water, which sources could be historically low or inconsistent. Such a problem with water may lead to disputes and litigation over, and restrictions placed on, water use. Disputes and litigation over water use could damage the reputation of ski resorts, golf courses and related properties we may acquire and could be expensive to defend, and together with restrictions placed on water use, could have a material adverse effect on the business and operating results of our ski resorts, golf courses and related properties.

Uninsured losses or losses in excess of insured limits could result in the loss or substantial impairment of one or more of our investments. We anticipate that the nature of the activities at certain of our properties will expose us and our operators to potential liability for personal injuries and, with respect to certain types of properties such as marinas, property damage claims. For instance, marina business activities are customarily subject to various hazards, including gasoline or other fuel spills, fires, drownings and other water-related accidents, boat storage rack collapses and other dangers relatively common in the marina industry. We will maintain, and require our tenants and operators as well as mortgagors to whom we have loaned money to maintain, insurance with respect to each of our properties that tenants lease or operate and each property securing a mortgage that we hold, including comprehensive liability, fire, flood and extended coverage insurance. There are, however, certain types of losses (such as from hurricanes, floods, earthquakes or terrorist attacks) that may be either uninsurable or not economically feasible to insure. Furthermore, an insurance provider could elect to deny or limit coverage under a claim. Should an uninsured loss or loss in excess of insured limits occur, we could lose all or a portion of our anticipated revenue stream from the affected property, as well as all or a portion of our invested capital. Accordingly, if we, as landlord, incur any liability which is not fully covered by insurance, we would be liable for the uninsured amounts, cash available for distributions to stockholders may be reduced and the value of our assets may decrease significantly. In the case of an insurance loss, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Adverse weather conditions may damage certain properties we acquire and reduce our operating income or our tenants’ ability to make scheduled rent payments to us. Weather conditions may influence revenues at certain types of properties we acquire. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or reduced rainfall levels), excessive rain, avalanches, mudslides and floods. Adverse weather could reduce the number of people participating in activities at properties we acquire. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which may cause damage (including, but not limited to property damage and loss of revenue) that is not generally insurable at commercially reasonable rates. Further, the physical condition of properties we acquire must be satisfactory to attract visitation. In addition to severe or generally inclement weather, other factors, including, but not limited to plant disease and insect infestation, as well as the quality and quantity of water, could adversely affect the conditions at properties we own and acquire or develop. We anticipate that most properties will have some insurance coverage that will offset such losses and fund needed repairs.

Our TRS lessee structure subjects us to the risk of increased operating expenses. Our TRS lessees will engage independent facility managers pursuant to management agreements and will pay these managers a fee for operating the properties and reimburse certain expenses paid by these managers; however, the TRS lessee will receive all the operating profit or losses at the facility, net of corporate income tax, and we will be subject to the risk of increased operating expenses.

Our TRS structure subjects us to the risk that the leases with our TRS lessees do not qualify for tax purposes as arm’s-length, which would expose us to potentially significant tax penalties. Lessees of properties held in our TRSs, generally, our lodging properties and certain senior housing properties, will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between us and our TRS lessees were deemed by the Internal Revenue Service to not reflect an arm’s-length transaction as that term is defined by tax law, we may be subject to significant tax penalties as the lessor that would adversely impact our profitability and our cash flows.

Our inability or that of our management companies or our tenants to maintain franchise licenses for our lodging properties could decrease our revenues. We expect that a number of our lodging properties will be franchisees. If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the property without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the property because of the loss associated with the brand recognition and/or the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels or resorts could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.

There may be operational limitations associated by franchisors of our lodging properties. We anticipate that we will operate a number of our lodging properties pursuant to franchise or license agreements with nationally recognized hotel brands. Generally, such franchise agreements will contain specific standards for, and restrictions and limitations on, the operation and maintenance of our properties in order to maintain uniformity within the franchiser system. We do not know whether those limitations may conflict with our ability to create specific business plans tailored to each property and to each market. In addition, we anticipate that such standards will be subject to change over time, in some cases at the direction of the franchisor, and may restrict our ability, as franchisee, to make improvements or modifications to a property without the consent of the franchisor.

As a condition to the maintenance of a franchise license, a franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.

We anticipate that franchisors will periodically inspect properties to ensure that we, our third-party tenants or our third-party management companies maintain their standards. Failure by us or one of our third-party tenants or third-party management companies to maintain these standards or comply with other terms and conditions of the applicable franchise agreement could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination fee, which varies by franchisor and by property.

In connection with terminating or changing the franchise affiliation of a property, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the property covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor.

Our tenants may generally be subject to risks associated with the employment of unionized personnel for our senior housing, healthcare and lodging properties. From time to time, the operations of any senior housing, healthcare and lodging properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We or our tenants may also incur increased legal costs and indirect labor costs as a result of such disruptions, or contract disputes or other events. Those of our senior housing, healthcare and lodging properties that are operating through a TRS and certain of the third-party managers for such properties, as well as certain of our tenants of senior housing properties that we will lease to third-party tenants may be more susceptible to and potentially more impacted by labor force activities than others. One or more of our tenants or our third-party managers operating some of these types of properties may be targeted by union actions or adversely impacted by the disruption caused by organizing activities. Significant adverse disruptions caused by union activities and/or increased costs affiliated with such activities could materially and adversely affect our operations and the financial condition of senior housing, healthcare and lodging properties we own through a TRS and affect the operating income of our tenants for those properties we lease to third parties.

Changing brand affiliation, changing management companies and/or expanding or renovating our hotels and resorts may not improve their financial performance or may subject us to additional costs, which may adversely affect our results of operations and financial condition for such properties. We may expand, renovate, change the brand affiliation and/or change the management company for lodging properties we acquire. We will undertake these actions to improve results of operations at these properties. Typically, when an owner changes managers, property performance declines for a period of time. If these expansions, renovations, changes of brand affiliation and/or changes of management companies at our lodging properties do not improve their financial performance, the operations and the financial condition of such properties may be adversely affected.

The most recent economic slowdown, continuing terrorist threats, military activity in the Middle East, natural disasters and other world events impacting the global economy have adversely affected the travel and lodging industries in the past and these adverse effects may continue or occur in the future. As a result of terrorist and attacks and threats of attacks around the world, the war in Iraq and Afghanistan and the effects of the economic recession through 2009, the lodging sector experienced a significant decline in revenues, due to a reduction in both business and leisure travel, resulting in lower occupancy rates.

Any kind of terrorist activity within the United States, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could lessen travel by the public, which could have a negative effect on any of our hotel operations. Any terrorist act directly against or affecting any of our lodging properties would also negatively affect our operations.

The lodging sector is intensely competitive, and, as a result, our managers and our tenants may be unable to compete successfully or our competitors’ marketing strategies may be more effective. The lodging sector is intensely competitive. Such competition could reduce occupancy levels and rental revenues at our lodging properties, which would adversely affect our operations for such properties. Our properties may compete with other existing and new hotels and resorts both in their immediate vicinity and in their geographic markets. Since we do not expect to operate our properties, our revenues depend on the ability of the managers and our tenants to compete successfully with other hotels and resorts in their respective markets. Some of our competitors may include nationally recognized hotel brands with which we will not be associated and/or which have substantially greater marketing and financial resources than we do. The inability of our managers and our tenants to compete successfully with our competitors’ marketing strategies will adversely affect the results of operations of our properties.

The increasing use of internet travel intermediaries by consumers may result in fluctuations in operating performance during the year and otherwise adversely affect our profitability and cash flows. We anticipate that some of the rooms at our lodging properties will be booked through Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com, Hotels.com and Priceline.com. As internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our third-party management companies. Moreover, some of these internet travel intermediaries are attempting to offer hotel and resort rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than to our third-party management companies and/or hotel and resort brands, which could have an adverse effect on our business because we anticipate that we will rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and our managers and our tenants fail to appropriately price room inventory in a manner that maximizes the opportunity for enhanced profit margins, room revenues may flatten or decrease and our profitability may be adversely affected.

Our investments in common equity securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities. We may invest in real estate common equity securities of both publicly traded and private real estate companies. Investments in real estate common equity securities involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed in this prospectus, including risks relating to rising interest rates.

Real estate common equity securities are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in real estate common equity securities are subject to risks of (i) limited liquidity in the secondary trading market; (ii) substantial market price volatility resulting from changes in prevailing interest rates; (iii) subordination to the prior claims of banks and other senior lenders to the issuer; (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets; (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate common equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

Investments in preferred equity securities involve a greater risk of loss than traditional debt financing. We may invest in real estate preferred equity securities, which involve a higher degree of risk than traditional debt financing due to a variety of factors, including the risk that such investments are subordinate to traditional loans and are not collateralized by property underlying the investment. Furthermore, should the issuer default on our investment, we would only be able to proceed against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment.

A portion of our real estate securities investments may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions. Certain of the real estate securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Lending Related Risks

Decreases in the value of the property underlying our mortgage loans might decrease the value of our assets. The mortgage loans in which we plan to invest will be collateralized by underlying real estate. When we make these loans, we are at risk of default on these loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the properties collateralizing mortgage loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop or in some instances fail to rise, our risk will increase and the value of our assets may decrease.

The mortgage, bridge and mezzanine loans in which we may invest and/or originate will be subject to delinquency, foreclosure and loss, which could result in losses to us. Commercial mortgage loans are collateralized by commercial property. The ability of a borrower to repay a loan collateralized by a commercial property typically is dependent primarily upon the successful operation of the underlying property, rather than on any independent income or assets of the borrower. A borrower’s net income and, therefore, its ability to pay us, may be affected by a variety of factors, including number and mix of tenants, property management decisions, property location and condition, competition, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific sector asset classes, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

If a borrower defaults under a mortgage, bridge or mezzanine loan we have made, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure on a loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed loan. If we determine that the sale of a foreclosed property is in our best interest, delays in the sale of such property could negatively impact the price we receive and we may not be receiving any income from the property although we will be required to incur expenses, such as for maintenance costs, insurance costs and property taxes. The longer we are required to hold the property, the greater the potential negative impact on our revenues and results of operations. In addition, any restructuring, workout, foreclosure or other exercise of remedies with respect to loans that we have made or acquired could create income tax costs or make it more difficult for us to qualify as a REIT. Once we elect to be treated as a REIT, if we acquire a property by way of foreclosure or a deed in lieu of foreclosure, we may be subject to a 100% tax on gain from a subsequent resale of that property under the prohibited transaction rules. Alternatively, if we make an election to treat such property as “foreclosure property” under applicable income tax laws, we may avoid the 100% tax on prohibited transactions, but the income from the sale or operation of the property may be subject to corporate income tax at the highest applicable rate (currently 35%).

The loans we originate or invest in will be subject to interest rate fluctuations. If we invest in fixed-rate, long-term loans and interest rates increase, the loans could yield a return that is lower than then-current market rates. Conversely, if interest rates decline, we will be adversely affected to the extent that loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable interest rate loans, if interest rates decrease, our revenues will likewise decrease.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser. We may, from time to time, sell a property or other asset by providing financing to the purchaser. There are no limits or restrictions on our ability to accept purchase money obligations secured by a mortgage as payment for the purchase price. The terms of payment to us will be affected by custom in the area where the property being sold is located and then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or reinvestment in other properties, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. We will bear the risk of default by the purchaser and may incur significant litigation costs in enforcing our rights against the purchaser.

Financing Related Risks

Instability in the credit market and real estate market could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you. We may not be able to obtain financing for investments on terms and conditions acceptable to us, if at all. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted. If we are unable to borrow funds on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets has resulted in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact our timing and ability to sell our properties.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of parties seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments.

Mortgage indebtedness and other borrowings will increase our business risks. We may acquire real estate properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing collateralized by the asset or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans collateralized by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. If necessary, we also may borrow funds to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

Our articles of incorporation provide that we may not borrow more than 300% of the value of our net assets without the approval of a majority of our independent directors and the borrowing must be disclosed and explained to our stockholders in our first quarterly report after such approval. Borrowing may be risky if the cash flow from our properties and other real estate-related investments is insufficient to meet our debt obligations. In addition, our lenders may seek to impose restrictions on future borrowings, distributions and operating policies, including with respect to capital expenditures and asset dispositions. If we mortgage assets or pledge equity as collateral and we cannot meet our debt obligations, then the lender could take the collateral, and we would lose the asset or equity and the income we were deriving from the asset.

Our revenues will be highly dependent on operating results of and lease payments from our properties and interest payments from loans that we make. Defaults by our tenants or borrowers would reduce our cash available for the repayment of our outstanding debt and for distributions. Our ability to repay any outstanding debt and make distributions to stockholders depends upon the ability of our tenants, managers and borrowers to generate sufficient operating income to make payments to us, and their ability to make these payments will depend primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on our properties. For example, the ability of our golf tenants to make their scheduled rent payments to us will be dependent upon their ability to generate sufficient operating income at the golf courses they operate. A tenant’s failure or delay in making scheduled rent payments to us or a borrower’s failure to make debt service payments to us may result from the tenant or borrower realizing reduced revenues at the properties it operates.

Defaults on our borrowings may adversely affect our financial condition and results of operations. Defaults on loans collateralized by a property we own may result in foreclosure actions and our loss of the property or properties securing the loan that is in default. Such legal actions are expensive. For tax purposes, in general a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt collateralized by the property. If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable income on the foreclosure, all or a portion of such taxable income may be subject to tax, and/or required to be distributed to our stockholders in order for us to qualify as a REIT. In such case, we would not receive any cash proceeds to enable us to pay such tax or make such distributions. If any mortgages contain cross collateralization or cross default provisions, more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our financial condition, results of operations and ability to pay distributions to stockholders will be adversely affected.

Financing arrangements involving balloon payment obligations may adversely affect our ability to make distributions. We may enter into fixed-term financing arrangements which would require us to make “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or sell a particular property. At the time the balloon payment is due, we may not be able to raise equity or refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. These refinancing or property sales could negatively impact the rate of return to stockholders and the timing of disposition of our assets. In addition, payments of principal and interest may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders. We may borrow money that bears interest at a variable rate and, from time to time, we may pay mortgage loans or refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make distributions to our stockholders.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders. When providing financing, a lender may impose restrictions on us that affect our distributions, operating policies and ability to incur additional debt. Such limitations hamper our flexibility and may impair our ability to achieve our operating plans including maintaining our REIT status.

We may acquire various financial instruments for purposes of “hedging” or reducing our risks which may be costly and/or ineffective and will reduce our cash available for distribution to our stockholders. We may engage in hedging transactions to manage the risk of changes in interest rates, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by us. We may use derivative financial instruments for this purpose, collateralized by our assets and investments. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Hedging activities may be costly or become cost-prohibitive and we may have difficulty entering into hedging transactions.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may be unable to manage these risks effectively.

Tax Related Risks

Following our election, failure to qualify as a REIT would adversely affect our operations and our ability to pay distributions to you. If we fail to qualify as a REIT for any taxable year, we will be subject to federal and state income tax on our taxable income for that year at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions-paid deduction, but we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Our leases may be re-characterized as financings which would eliminate depreciation deductions on our properties. We believe that we would be treated as the owner of properties where we would own the underlying real estate, except with respect to leases structured as “financing leases,” which would constitute financings for federal income tax purposes. If the lease of a property does not constitute a lease for federal income tax purposes and is re-characterized as a secured financing by the Internal Revenue Service, then we believe the lease should be treated as a financing arrangement and the income derived from such a financing arrangement should satisfy the 75% and the 95% gross income tests for REIT qualification as it would be considered to be interest on a loan collateralized by real property. Nevertheless, the re-characterization of a lease in this fashion may have adverse tax consequences for us. In particular, we would not be entitled to claim depreciation deductions with respect to the property (although we should be entitled to treat part of the payments we would receive under the arrangement as the repayment of principal and not rent). In such event, in some taxable years our taxable income, and the corresponding obligation to distribute 90% of such income, would be increased. With respect to leases structured as “financing leases,” we will report income received as interest income and will not take depreciation deductions related to the real property. Any increase in our distribution requirements may limit our ability to invest in additional properties and to make additional mortgage loans. No assurance can be provided that the Internal Revenue Service would re-characterize such transactions as financings that would qualify under the 95% and 75% gross income tests.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status. We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

Excessive non-real estate asset values may jeopardize our REIT status. In order to qualify as a REIT, among other requirements, at least 75% of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents and government securities. Accordingly, the value of any other property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate not more than 25% of our total assets. In addition, under federal income tax law, we may not own securities in, or make loans to, any one company (other than a REIT, a qualified REIT subsidiary or a TRS) which represent in excess of 10% of the voting securities or 10% of the value of all securities of that company or which have, in the aggregate, a value in excess of 5% of our total assets, and we may not own securities of one or more TRSs which have, in the aggregate, a value in excess of 25% of our total assets.

The 75%, 25%, 10% and 5% REIT qualification tests are determined at the end of each calendar quarter. If we fail to meet any such test at the end of any calendar quarter, and such failure is not remedied within 30 days after the close of such quarter, we will cease to qualify as a REIT, unless certain requirements are satisfied.

We may have to borrow funds or sell assets to meet our distribution requirements. Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income to its stockholders. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes, but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some items which actually have been paid, or some of our deductions might be subject to certain disallowance rules under the Internal Revenue Code. As a result, we could have taxable income in excess of cash available for distribution. If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirements applicable to a REIT.

Despite our REIT status, we remain subject to various taxes which would reduce operating cash flow if and to the extent certain liabilities are incurred. Even if we qualify as a REIT, we are subject to some federal, foreign and state and local taxes on our income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed real estate investment trust taxable income; (ii) “alternative minimum tax” on our items of tax preference; (iii) certain state income taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions”; (v) tax on gains from the sale of certain “foreclosure property”; (vi) tax on gains of sale of certain “built-in gain” properties; and (vii) certain taxes and penalties if we fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain our status as a REIT. Foreclosure property includes property with respect to which we acquire ownership by reason of a borrower’s default on a loan or possession by reason of a tenant’s default on a lease. We may elect to treat certain qualifying property as “foreclosure property,” in which case, the income from such property will be treated as qualifying income under the 75% and 95% gross income tests for three years following such acquisition. To qualify for such treatment, we must satisfy additional requirements, including that we operate the property through an independent contractor after a short grace period. We will be subject to tax on our net income from foreclosure property. Such net income generally means the excess of any gain from the sale or other disposition of foreclosure property and income derived from foreclosure property that otherwise does not qualify for the 75% gross income test, over the allowable deductions that relate to the production of such income. Any such tax incurred will reduce the amount of cash available for distribution.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through TRSs, each of which would diminish the return to our stockholders. The sale of one or more of our properties may be considered prohibited transactions under the Code. Any “inventory-like” sales, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year, the aggregate adjusted bases of property sold during the taxable year does not exceed 10% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 10% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year. Given our investment strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the prohibited transaction tax if we acquired the property through a TRS, or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). We may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the prohibited transaction tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax which will have a negative impact on cash flow and the ability to make cash distributions.

As a REIT, the value of our ownership interests held in our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of our total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

You may have current tax liability on distributions you elect to reinvest in our common stock. If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders. We intend to maintain the status of our operating partnership as either a disregarded entity or an entity taxable as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a disregarded entity or an entity taxable as a partnership, our operating partnership would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. Additionally, this could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to pay distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a re-characterization of an underlying property owner could also threaten our ability to maintain REIT status.

Equity participation in mortgage, bridge, mezzanine or other loans may result in taxable income and gains from these properties that could adversely impact our REIT status. If we participate under a loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity” or as a “shared appreciation mortgage,” we might have to recognize income, gains and other items from the property as if an equity investor for federal income tax purposes. This could affect our ability to qualify as a REIT.

Legislative or regulatory action could adversely affect us or your investment in us. In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation and the status of legislative, regulatory or administrative developments on your investment in our shares. You also should note that our counsel’s tax opinion is based upon our representations and existing law and the regulations promulgated by the U.S. Department of Treasury (“Treasury Regulations”), applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.

Although REITs continue to receive favorable tax treatment (a deduction for dividends paid), it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our articles of incorporation provide our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders in accordance with the Maryland General Corporation Law and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to ERISA

If our assets are deemed “plan assets” for the purposes of ERISA, we could be subject to excise taxes on certain prohibited transactions. We believe that our assets will not be deemed to be “plan assets” for purposes of ERISA and/or the Code, but we have not requested an opinion of counsel to that effect, and no assurances can be given that our assets will never constitute “plan assets”. If our assets were deemed to be “plan assets” for purposes of ERISA and/or the Code, among other things, (a) certain of our transactions could constitute “prohibited transactions” under ERISA and the Code, and (b) ERISA’s prudence and other fiduciary standards would apply to our investments (and might not be met). Among other things, ERISA makes plan fiduciaries personally responsible for any losses resulting to the plan from any breach of fiduciary duty, and the Code imposes nondeductible excise taxes on prohibited transactions. If such excise taxes were imposed on us, the amount of funds available for us to make distributions to stockholders would be reduced.

Risks Related to Our Organizational Structure

The limit on the percentage of shares of our stock that any person may own may discourage a takeover or business combination that may benefit our stockholders. Our articles of incorporation restrict the direct or indirect ownership by one person or entity to no more than 9.8%, by number or value, of any class or series of our equity securities (which includes common stock and any preferred stock we may issue). This restriction may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and stockholders and may also decrease your ability to sell your shares of our common stock.

Our board of directors can take many actions without stockholder approval which could have a material adverse effect on the distributions you receive from us and/or could reduce the value of our assets. Our board of directors has overall authority to conduct our operations. This authority includes significant flexibility. For example, our board of directors can: (i) list our stock on a national securities exchange or include our stock for quotation on the National Market System of the NASDAQ Stock Market without obtaining stockholder approval; (ii) prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of the stockholders; (iii) authorize and issue additional shares of any class or series of stock without obtaining stockholder approval, which could dilute your ownership; (iv) change our advisor’s compensation, and employ and compensate affiliates; (v) direct our investments toward investments that will not appreciate over time, such as loans and building-only properties, with the land owned by a third party; and (vi) establish and change minimum creditworthiness standards with respect to tenants. Any of these actions could reduce the value of our assets without giving you, as a stockholder, the right to vote.

You will be limited in your right to bring claims against our officers and directors. Our articles of incorporation provide generally that a director or officer will be indemnified against liability as a director or officer so long as he or she performs his or her duties in accordance with the applicable standard of conduct and without negligence or misconduct in the case of our officers and non-independent directors, and without gross negligence or willful misconduct in the case of our independent directors. In addition, our articles of incorporation provide that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary or other damages. Our articles of incorporation also provide that, with the approval of our board of directors, we may indemnify our employees and agents for losses they may incur by reason of their service in such capacities so long as they satisfy these requirements. We will enter into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases.

Our use of an operating partnership structure may result in potential conflicts of interest with limited partners other than us, if any, in our operating partnership whose interests may not be aligned with those of our stockholders. Limited partners other than us, if any, in our operating partnership will have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of other limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

Investment Related Risks

The price of our shares was determined arbitrarily and may not bear any relationship to what a stockholder could receive if his or her shares were resold. We determined the Offering price of our shares in our sole discretion based on:

•	the price that we believed investors would pay for our shares;

•	estimated fees to be paid to third parties and to our Advisor and its affiliates; and

•	the expenses of our Offering and funds we believed should be available for us to invest in properties, loans and other real estate-related assets to achieve our investment objectives.

The offering price of our shares may be higher or lower than the price at which the shares would trade if they were listed on a national securities exchange or actively traded by dealers or market makers. Further, there is no assurance that you will be able to sell any shares that you purchase in our Offering at prices that equal or exceed the offering price, if at all. You may lose money on any sale.

There may be a delay in investing the proceeds from our Offering if our Advisor is not able to immediately find suitable properties, loans or other real estate-related assets and/or tenants, operators or managers for those investments. Therefore, we might experience a delay in the receipt of returns from such investments. We may delay investing the proceeds of our Offering if our Advisor is not able to immediately find suitable properties, loans or other real estate-related assets and/or tenants, operators or managers for these investments. Until we invest in properties, loans or other real estate-related assets, we may invest the proceeds of our Offering in short-term, investment-grade securities subject to certain terms and limitations. These securities typically yield less than investments in commercial real estate. These delays may be due to the inability of our Advisor to find suitable properties, loans or other real estate-related assets. If we have not invested or committed for investment the net proceeds from our Offering or reserved those funds for company purposes within the later of two years from the initial date of our prospectus, or one year after the termination of our Offering, then we will distribute the remaining funds (without interest and deductions for fees and expenses) which has not been previously distributed, pro-rata to such persons who are our stockholders at that time.

There may be a delay in investing the proceeds from our Offering because our Advisor and affiliates of our sponsor or CNL may be simultaneously trying to find suitable investments both for us and for other real estate investment programs sponsored by CNL. We may experience delays investing the proceeds of our Offering because our Advisor or its affiliates may be simultaneously trying to find suitable investments both for us and for other real estate investment programs sponsored by CNL, some of which have investment objectives and employ investment strategies similar to ours. If we have not invested or committed for investment the net proceeds from our Offering or reserved those funds for company purposes within the later of two years from the initial date of our prospectus, or one year after the termination of our Offering, then we will distribute the remaining funds (without interest and deductions for fees and expenses) which has not been previously distributed, pro-rata to such persons who are our stockholders at that time.

We may pay cash distributions from sources other than cash flow from operations or funds from operations. We expect to generate little, if any, cash flow from operations or funds from operations until we make substantial investments. Further, to the extent we invest in development or redevelopment projects, or in properties requiring significant capital, our ability to make cash distributions may be negatively affected, especially during our early stages of operations. Accordingly, until such time as we are generating operating cash flow or funds from operations, we have paid and intend to continue to pay all or a portion of our distributions from sources other than net operating cash flows, such as cash flows generated from financing activities, a component of which may include the proceeds of our Offering, and borrowings, whether secured by our assets or unsecured. We have not established any limit on the extent to which we may use borrowings or proceeds of our Offering to pay distributions. To the extent we use sources of cash flow other than cash flow from operations or funds from operations to pay distributions, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. If Offering proceeds are used to fund distributions, earlier investors may benefit from the investments made with funds raised later in our Offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors. In addition, to the extent distributions exceed earnings and profits calculations on a tax basis, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain in the future.

Selling your shares will be difficult, because there is no market for our common stock and there can be no assurance that one will develop. Currently, there is no market for our shares, so stockholders may not be able to promptly sell their shares at any particular price. Although we anticipate applying for Listing or quotation or pursuing an alternate exit strategy, we do not know if we will ever apply to list our shares on a national securities exchange such as the National Market System of the NASDAQ Stock Market (the “NASDAQ Stock Market”) or, if we do apply for Listing, when such application would be made or whether it would be accepted. If our shares are listed, we still cannot assure you that a public trading market will develop. We cannot assure you that the price you would receive in a sale on a national securities exchange or on the NASDAQ Stock Market would be representative of the value of the assets we own or that the price would equal or exceed the amount you paid for our shares. In addition, although we have adopted a Redemption Plan, we have discretion to not redeem your shares, to amend or suspend the plan and to cease redemptions. Further, we may not have sufficient liquidity to satisfy your redemption requests. The Redemption Plan has many limitations and you should not rely upon it as a method of selling shares promptly and at a desired price. In the future, our board of directors may consider various exit strategies, but our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all. As a result, you should purchase shares of our common stock only as a long-term investment.

We are currently engaged in a “best efforts” offering and the number and type of investments we make will depend on the proceeds raised in our Offering. In the event we raise substantially less than the maximum offering, we will make fewer investments, resulting in a less diversified portfolio of investments in terms of number, amount and location. Our Offering is being made on a “best efforts” basis, which means our Managing Dealer and participating brokers are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of our shares. We are not required to sell the full amount offered in our prospectus. If we raise substantially less than the maximum offering amount, we may not be able to invest in as diverse a portfolio of properties as we otherwise would. A lack of diversification would increase the likelihood that any single investment’s performance would materially affect our overall investment performance. Your investment in our shares will be subject to greater risk to the extent that we have limited diversification in our portfolio of investments. Additionally, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income.

You are limited in your ability to sell your shares pursuant to our share Redemption Plan. Our share Redemption Plan provides you with the opportunity, on a quarterly basis, to request that we redeem all or a portion of your shares after you have held them for one year, subject to certain restrictions and limitations. Shares will be redeemed at the discretion of our board of directors subject to the provisions of our Redemption Plan and only to the extent of cash available after the payment of dividends necessary to maintain our future qualification as a REIT and to avoid the payment of any U.S. federal income tax or excise tax on our net taxable income. This may significantly limit our ability to redeem your shares. To the extent funds are insufficient to redeem all of the shares for which redemption requests have been submitted, your request will be reduced on a pro rata basis and retained by us to be redeemed in subsequent quarters as funds become available unless you withdraw your request. Our board of directors reserves the right to amend or suspend the Redemption Plan at any time.

You cannot evaluate the types of properties or the specific properties or the loans or other real estate-related assets that we may acquire prior to purchasing shares of our common stock. Our Offering is a blind pool offering which means we have not identified all of the specific assets that we will acquire in the future and we cannot provide you with all of the information that you may want to evaluate before deciding to invest in our shares. Although we will supplement our prospectus as we make or commit to make material acquisitions of properties and other real estate-related assets, to the extent we have not yet acquired or identified assets for acquisition at the time you make your investment decision, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments. Our board has absolute discretion in implementing the investment policies set forth in our articles of incorporation. While we have targeted certain types of properties in which we intend to invest, our investment policies and strategies are very broad and permit us to invest in many types of real estate, including developed and undeveloped properties, regardless of geographic location or property type.

We cannot assure you that we will obtain suitable investments and meet our investment objectives. We cannot be certain that we will be successful in obtaining suitable investments on financially attractive terms or that, if we make investments, our objectives will be achieved. If we are unable to find suitable investments, then our financial condition and ability to pay distributions and/or increase the distribution rate could be adversely affected.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

None.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

As of December 31, 2011, the price per share of our common stock was $10.00 ($9.50 per share pursuant to our distribution reinvestment plan). We determined the price per share based upon the price we believed investors would pay for the shares and on certain other considerations.

As of December 31, 2011, we received aggregate subscription proceeds of approximately $13.3 million (1.3 million shares) in connection with our Offering, including $27,667 (2,912 shares) pursuant to our distribution reinvestment plan. In addition, during the period January 1, 2012 through February 3, 2012, we received additional subscription proceeds of approximately $6.3 million (0.6 million shares). The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering. As of February 3, 2012, we had 801 common stockholders of record.

Recent Sales of Unregistered Securities

In connection with our formation in June 2010, our Advisor acquired 22,222 shares of our common stock in consideration of a cash payment of $200,000 in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The price per share in effect paid by our Advisor was lower than the price stockholders will pay, but is approximately the same as the net proceeds we will receive from the sale of a share under the Offering at $10.00 to which certain commissions and fees would otherwise apply. There have been no other sales of unregistered securities.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. We intend to continue to pay distributions to our stockholders on a quarterly basis. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash flow from operations, FFO or MFFO for the year, our financial condition, a balanced analysis of value creation reflective of both current and expected long-term stabilized cash flows from our properties, our objective of qualifying as a REIT for U.S. federal income tax purposes, the actual operating results of each month, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions.

On July 29, 2011, our board of directors authorized a distribution policy providing for monthly cash distribution of $0.03333 (which is equal to an annualized distribution rate of 4%) together with stock distribution of 0.002500 shares of common stock (which is equal to an annualized distribution rate of 3%) for a total annualized distribution of 7% on each outstanding share of common stock (based on the $10.00 offering price) payable to all common stockholders of record as of the close of business on the first business day of each month. The distribution policy commenced on October 5, 2011, the day we received and accepted subscription proceeds exceeding $2.0 million and began our operations. On November 1, 2011 and December 1, 2011, our board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock. For the year ended December 31, 2011, we distributed 4,180 shares of common stock.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for the year ended December 31, 2011:

					Paid in Cash
Periods	Cash Distributions Per Share	Total Cash Distributions Declared (1)	Distributions Reinvested	Cash Distributions	Cash Flows From (Used In) Operating Activities (2)
2011 Quarter
First	$—	$—	$—	$—	$—
Second	—	—	—	—	—
Third	—	—	—	—	—
Fourth	0.06666	55,892	27,667	28,225	(1,084,430	) (3)

Year	$0.06666	$55,892	$27,667	$28,225	$(1,084,430)

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by proceeds from our Offering.

(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our Offering as opposed to operating cash flows. The board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

(3)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with proceeds from our Offering.

For the year ended December 31, 2011, approximately 1.9% of the distributions paid to stockholders was considered taxable income and approximately 98.1%, was considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the year ended December 31, 2011 were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our Advisory Agreement. The distribution of new common shares to the recipients is non-taxable. In determining the apportionment between taxable income and a return of capital, the amounts distributed to stockholders (other than any amounts designated as capital gains dividends) in excess of current or accumulated Earnings and Profits (“E&P”) are treated as a return of capital to the stockholders. E&P is a statutory calculation, which is derived from net income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

Our board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on January 1, 2012 and February 1, 2012. These distributions are to be paid and distributed by March 31, 2012.

Use of Proceeds from Registered Securities

On June 27, 2011, our Registration Statement (File No. 333-168129), covering a public offering of up to 300,000,000 shares of common stock, was declared effective by the SEC, and our Offering commenced and is ongoing. The use of proceeds from our Offering was as follows as of December 31, 2011:

Shares registered	300,000,000
Aggregate price of offering amount registered	$3,000,000,000
Shares sold (1)	1,331,170

Aggregated offering price of amount sold	$13,290,246
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer (2)	(1,972,387)

Net offering proceeds to the issuer after deducting offering expenses	11,317,859
Deposit on real estate asset and financing transaction	(500,000)
Paid or accrued general and administrative expenses	(869,091)
Paid or accrued acquisition expenses (3)	(892,313)

Remaining proceeds from Offering	$9,056,455

FOOTNOTES:

(1)	Excludes shares issued to our Advisor and shares issued as stock distributions. Includes 2,912 shares issued pursuant to our distribution reinvestment plan.

(2)	Represents payment of selling commissions and marketing support fee to the Managing Dealer of our Offering and reimbursement of other Offering costs to affiliates incurred to date.

(3)	Paid or accrued acquisition expenses include payments made to third-party relating to acquisition expenses, legal, appraisals and consultant costs.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from our Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay operating expenses from our net proceeds from our Offering.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Redemption Plan

We have adopted a share Redemption Plan that allows our stockholders who hold shares for at least one year to request that we redeem between 25% and 100% of their shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•

if we elect to redeem shares, some or all of the proceeds from the sale of shares under our distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, we may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

•	no more than 5% of the weighted average number of shares of our common stock outstanding during a 12-month period may be redeemed during such 12-month period; and

•

redemption pricing will range from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years.

Our board of directors has the ability, in its sole discretion, to amend or suspend the Redemption Plan or to waive any specific conditions if such action is deemed to be in our best interest.

During the year ended December 31, 2011, we did not receive any redemption requests under our Redemption Plan as no stockholders have yet satisfied the minimum holding period required under the Redemption Plan.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. – Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2011 (1)	2010 (1)
Operating Data:
Operating Data:
Net loss	$(1,759,580)	$—
Net loss per share (basic and diluted)	(2.09)	—
Weighted average shares outstanding (basic and diluted)	843,497	—
Cash distributions declared	55,892	—
Cash distributions declared per share	0.07	—
Cash used in operating activities	(1,084,430)	—
Cash used in investing activities	(400,000)	—
Cash provided by financing activities	11,285,549	—

Balance Sheet Data:
Cash	$10,001,872	$200,753
Total assets	10,563,262	200,753
Total liabilities	860,875	753
Stockholders’ equity	9,702,387	200,000

Other Data:
Funds from operations (“FFO”) (3)	$(1,759,580)	$—
FFO per share	(2.09)	—
Modified funds from operations (“MFFO”) (3)	$(867,267)	$—
MFFO per share	(1.03)	—

FOOTNOTES:

(1)	Operations commenced on October 5, 2011 when we received the minimum offering proceeds and approximately $2.3 million were released from escrow. The results of operations for the period October 5, 2011 through December 31, 2011 are not indicative of future performance due to the limited time during which we were operational and having not yet completed our first investment. The results of operations for the period October 5, 2011 through December 31, 2011 include primarily general and administrative expenses and acquisition expenses relating to acquisitions that we are currently pursuing and one that is no longer under consideration.

(2)	For the year ended December 31, 2011, approximately 1.9% of the cash distributions paid to stockholders were considered taxable income and 98.1% were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the year ended December 31, 2011 were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our Advisory Agreement. The distribution of new common shares to the recipient in non-taxable. In addition, for the year ended December 31, 2011, we declared and made stock distributions of approximately 4,180 shares of common stock.

(3)	Due to certain unique operating characteristics of real estate companies, as discussed below, National Association Real Estate Investment Trust, (“NAREIT”), promulgated a measure known as funds from operations, or (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards approved by the Board of Governors of NAREIT. NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

We define modified funds from operations (“MFFO)”, a non-GAAP measure, consistent with the Investment Program Association’s (“IPA”) Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures relating to FFO and MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the year ended December 31, 2011:

Net loss	$(1,759,580)

FFO	$(1,759,580)
Acquisition expenses (a)	892,313

MFFO	$(867,267)

Weighted average number of shares of common stock outstanding (basic and diluted)	843,497

Net loss per share (basic and diluted)	$(2.09)

FFO per share (basic and diluted)	$(2.09)

MFFO per share (basic and diluted)	$(1.03)

FOOTNOTE:

(a)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income or (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., is a Maryland corporation incorporated on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Trust” include CNL Healthcare Trust, Inc. and each of its subsidiaries.

On February 9, 2012, we announced that we will be placing our investment focus on acquiring properties primarily in the United States within the senior housing and healthcare sectors, although we may also acquire properties in the lifestyle and lodging sectors. Senior housing asset classes we may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, memory care facilities and skilled nursing facilities. Healthcare asset classes we may acquire include medical office buildings, as well as other types of healthcare and wellness-related properties such as physicians’ offices, specialty medical and diagnostic service providers, specialty hospitals, walk-in clinics and outpatient surgery centers, hospitals and inpatient rehabilitative facilities, long-term acute care hospitals, pharmaceutical and medical supply manufacturing facilities, laboratories and research facilities and medical marts. Lifestyle asset classes we may acquire are those properties that reflect or are affected by the social, consumption and entertainment values and choices of our society and generally include ski and mountain resorts, golf courses, attractions (such as amusement parks, waterparks and family entertainment centers), marinas, and other leisure or entertainment-related properties. Lodging asset classes we may acquire include resort, boutique and upscale properties or any full service, limited service, extended stay and/or other lodging-related properties. We also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing.

We believe recent demographic trends and strong supply and demand indicators present a strong case for an investment focus on the acquisition of senior housing and healthcare properties. We believe that the senior housing and healthcare sectors will continue to provide attractive opportunities as compared to other asset sectors. See Item 1. “Business” for a discussion of the senior housing and healthcare sectors.

In order to better reflect our current investment focus, we amended our amended and restated articles of incorporation on February 9, 2012 to change the name of the company to CNL Healthcare Trust, Inc.

Beginning on July 15, 2010, we offered for sale up to $3.0 billion of shares of common stock (300,000,000 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Offering”), of which initially 15,000,000 million shares are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. The registration statement was declared effective on June 27, 2011, and the Offering commenced on that date. On October 5, 2011, we satisfied the conditions of escrow and accepted subscription proceeds exceeding $2.0 million, which were released from escrow, and we commenced operations. As of December 31, 2011, we received aggregate offering proceeds of approximately $13.3 million (1.3 million shares) in connection with the Offering, including $27,667 (2,912 shares) pursuant to our distribution reinvestment plan. During the period January 1, 2012 through February 3, 2012, we received additional subscription proceeds of approximately $6.3 million (0.6 million shares). The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering.

On December 15, 2011, we entered into an agreement with five affiliates of Primrose Retirement Communities, LLC, a senior housing developer and operator headquartered in Aberdeen, South Dakota, to purchase five senior housing facilities with a combined total of 394 units for an aggregate purchase price of approximately $84.1 million, exclusive of closing costs. As of February 3, 2012, we funded deposits of $500,000 in connection with this transaction. We anticipate funding the acquisition from proceeds from our Offering and a mortgage loan collateralized by the properties which we expect to close concurrent with the acquisition. We expect to close these transactions by March 31, 2012. The acquisition of the five senior housing properties is contingent upon obtaining financing and customary closing conditions and there are no assurances that we will successfully close the transaction by March 31, 2012, or at all.

Liquidity and Capital Resources

Our principal demands for funds will be for (a) the acquisition of real estate and real estate-related assets, (b) the payment of offering and operating expenses, and (c) the payment distributions. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from net proceeds from our Offering and financings. However, until such time as we are fully invested, we expect to continue to use proceeds from our Offering to pay a portion of our operating expenses and distributions.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. There will be a delay between the sale of our shares and the purchase of properties or other investments, which could impact the amount of cash available for distributions. Therefore, we have and may continue to pay some or all of our cash distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our Offering and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees or other fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our intent is to target our aggregate borrowings to between 40% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our current or any subsequent offering and have invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

We intend to strategically leverage our real properties and possibly other assets and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to increase our diversification through borrowing could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate. During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, other assets, and undistributed FFO. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold through our Offering of common stock and the resulting amount of the net offering proceeds available for investment. If the number of shares sold is substantially less than the maximum amount of the offering, we will likely make only a limited number of investments and will not achieve significant diversification of our investments.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offering. As of December 31, 2011, we received aggregate offering proceeds of approximately $13.3 million (1.3 million shares) including $27,667 (2,912 shares) received through our distribution reinvestment plan. During the period January 1, 2012 through February 3, 2012, we received additional subscription proceeds of approximately $6.3 million (0.6 million shares). The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering.

Uses of Liquidity and Capital Resources

Deposits on Real Estate and Financings

As of December 31, 2011, we provided a cash deposit of $400,000 relating to our agreement to purchase five senior housing facilities. The deposit is refundable until all customary closing conditions have been met. Additionally, in connection with a mortgage loan related to the purchase, we have provided a deposit of $100,000 with a third-party lender.

Stock Issuance and Offering Costs

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with our articles of incorporation and the advisory agreement, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and other offering costs to be paid by us may not exceed 15% of the gross aggregate offering proceeds.

We have paid or accrued approximately $1.3 million in selling commissions and marketing support fees and approximately $0.7 million of other offering costs, which amounts represent our maximum liability for selling commissions, marketing support fees and organizational and other offering costs as of December 31, 2011. Organizational and other offering costs incurred by our Advisor become a liability to us only to the extent selling commissions, the marketing support fees and organizational and other offering costs do not exceed 15% of the gross proceeds of the Offering. The Advisor has incurred on our behalf approximately an additional $3.6 million of costs in connection with the Offering (exceeding the 15% expense cap) as of December 31, 2011. These costs will be deducted from future Offering proceeds and reimbursed to affiliates to the extent the costs are within the 15% limitation.

Distributions

Once we qualify as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. We expect to generate little, if any, cash flow or funds from operations available for distribution until we make substantial investments. Until we have sufficient cash flow or funds from operations, we have decided and may continue to make stock distributions or to fund all or a portion of cash distributions from sources other than cash flow from operations or funds from operations, such as from cash flows generated by financing activities.

On July 29, 2011, our board of directors authorized a distribution policy providing for monthly cash distribution of $0.03333 (which is equal to an annualized distribution rate of 4%) together with stock distribution of 0.002500 shares of common stock (which is equal to an annualized distribution rate of 3%) for a total annualized distribution of 7.0% on each outstanding share of common stock (based on the $10.00 offering price) payable to all common stockholders of record as of the close of business on the first business day of each month. Our board authorized a policy providing for distributions of cash and stock rather than solely of cash in order to retain cash for investment opportunities.

Distributions shall be paid quarterly and will be calculated for each stockholder as of the first day of each month the stockholder has been a stockholder of record in such quarter. The cash portion of such distribution shall be payable and the distribution of shares will be issued on or before the last day of the applicable quarter; however, in no circumstance will the cash distribution and the stock distribution be paid on the same day. Fractional shares of common stock accruing as distributions will be rounded to the nearest hundredth when issued on the distribution date.

We commenced operations on October 5, 2011 and declarations of distributions pursuant to this policy began on the first day of November 2011 and they shall continue on the first day of each month thereafter. Distributions shall be paid each calendar quarter thereafter as set forth above until such policy is terminated or amended by our board of directors. On November 1, 2011 and December 1, 2011, our board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock. For the year ended December 31, 2011, we distributed 4,180 shares of common stock. The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for the year ended December 31, 2011:

					Paid in Cash
Periods	Cash Distributions Per Share	Total Cash Distributions Declared (1)	Distributions Reinvested	Cash Distributions	Cash Flows From (Used In) Operating Activities (2)
2011 Quarter
First	$—	$—	$—	$—	$—
Second	—	—	—	—	—
Third	—	—	—	—	—
Fourth	0.06666	55,892	27,667	28,225	(1,084,430	) (3)

Year	$0.06666	$55,892	$27,667	$28,225	$(1,084,430)

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by proceeds from our Offering.

(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our Offering as opposed to operating cash flows. The board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

(3)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with proceeds from our Offering.

For the year ended December 31, 2011, approximately 1.9% of the cash distributions paid to stockholders were considered taxable income and 98.1% were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the year ended December 31, 2011 were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement. The distribution of new common shares to the recipients is non-taxable.

Our board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on January 1, 2012 and February 1, 2012. These distributions are to be paid and distributed by March 31, 2012.

Net Cash Used in Operating Activities

During the year ended December 31, 2011, we used approximately $1.1 million of net cash in operating activities. The cash was primarily used to pay general and administrative expenses for the period and acquisition expenses, primarily related to acquisitions we are currently pursuing and one that is no longer under consideration. Because we have not acquired any properties and are in our acquisition stage, we did not have any operating income. Until such time as we acquire properties and generate sufficient net operating income from our investments, we expect to continue to fund such amounts with Offering proceeds.

Redemption Plan

We have adopted a share Redemption Plan that allows our stockholders who hold shares for at least one year to request that we redeem between 25% and 100% of their shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•

If we elect to redeem shares, some or all of the proceeds from the sale of shares under our distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, we may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

•	no more than 5% of the weighted average number of shares of our common stock outstanding during such 12-month period may be redeemed during such 12-month period; and

•

redemption pricing will range from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years.

Our board of directors has the ability, in their sole discretion, to amend or suspend the Redemption Plan or to waive any specific conditions if it is deemed to be in our best interest.

During the year end December 31, 2011, we did not receive any redemption requests under our Redemption Plan as no stockholders have yet satisfied the minimum holding period required under the Redemption Plan.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

From the time of our formation on June 8, 2010 through October 4, 2011, we had not commenced operations because we were in our developmental stage and had not received the minimum required offering amount of $2.0 million in shares of common stock. Operations commenced on October 5, 2011, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow.

We recorded net loss of approximately $1.8 million and net loss per share of common stock of $2.09 for the period October 5, 2011 (when we commenced operations) through December 31, 2011. Included in our results were general, operating and administrative expenses of approximately $0.9 million, consisting primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance premiums, accounting and legal fees, and board of director fees. In addition, our results include acquisition expenses of approximately $0.9 million relating to acquisitions we are currently pursuing and one that is no longer under consideration. The results of operations for the year ended December 31, 2011, are not indicative of future performance due to the limited time in which we have been operational, and because we have not yet made any investments.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, National Association Real Estate Investment Trust (“NAREIT”), promulgated a measure known as funds from operations, or (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards approved by the Board of Governors of NAREIT. NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value of the property. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. However, FFO and modified funds from operations (“MFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss in its applicability in evaluating operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses as items that are expensed under GAAP and accounted for as operating expenses. Our management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after its acquisition activity ceases. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income or loss. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from our subscription proceeds and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund our cash needs including its ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust its calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the year ended December 31, 2011:

Net loss	$(1,759,580)

FFO	$(1,759,580)
Acquisition expenses (a)	892,313

MFFO	$(867,267)

Weighted average number of shares of common stock outstanding (basic and diluted)	843,497

Net loss per share (basic and diluted)	$(2.09)

FFO per share (basic and diluted)	$(2.09)

MFFO per share (basic and diluted)	$(1.03)

FOOTNOTE:

(a)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income or (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.

Contractual Obligations

We had no contractual obligations as of December 31, 2011.

Off-Balance Sheet Obligations

We had no off-balance sheet obligations as of December 31, 2011.

Related-Party Transactions

We have entered into agreements with our Advisor and its affiliates, whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organizational and offering cost, sales commissions, dealer manager fees, asset and Property Manager fees and reimbursement of operating costs. See Item 13. “Certain Relationships and Related Transactions and Director Independence” for a discussion of the various related-party transactions, agreements, and fees.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates will involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Principles of Consolidation and Basis of Presentation. Our consolidated financial statements will include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All material intercompany accounts and transactions will be eliminated in consolidation.

We will analyze our variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. We also use our quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

Allocation of Purchase Price for Real Estate Acquisitions. Upon acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements, tenant improvements and equipment) and identifiable intangible assets (consisting of above- and below-market leases and in-place leases) and allocate the purchase price to the assets acquired and liabilities assumed. In estimating the fair value of the tangible and intangible assets acquired, we consider information obtained about each property as a result of our due diligence and utilize various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the fair values of these assets.

Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid and management’s estimate of the fair market lease rates for each in-place lease. The purchase price is further allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered include estimates of carrying costs during hypothetical expected lease up periods, including estimates of lost rental income during the expected lease up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses.

Acquisition Fees and Expenses – Acquisition fees, including investment services fees and expenses associated with transactions deemed to be business combinations are expensed as incurred including investments on transactions that are not consummated. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized.

Real Estate Impairments. Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. Generally, a property value is considered impaired if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged) of the property over its estimated holding period is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property is adjusted to an amount to reflect the estimated fair value of the property.

For real estate we indirectly own through an investment in a joint venture, tenant-in-common interest or other similar investment structure and account for under the equity method, at each reporting date, we will compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

Loans. Loans held-for-investment will be stated at the principal amount outstanding, net of deferred loan fees and costs. We expect that interest income will be recognized using the effective interest method or a method that approximates a level rate of return over the loan term. Net deferred loan fees, origination and acquisition costs will be recognized in interest income over the loan term as yield adjustment. Loans that we intend to sell or liquidate in the near term will be held at the lower of cost or fair value.

Loan Impairment. We will evaluate loans classified as held-for-investment for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we will record an allowance to reduce the carrying value of the loan accordingly and record a corresponding charge to net income.

Revenue Recognition. Rental revenue from leases will be recorded on the straight-line basis over the terms of the leases. We recognize interest income from loans on an accrual basis over the life of the loan using the effective interest method. Percentage rent that is contingent upon tenant performance, such as achieving a certain amount of gross revenues, will be deferred until the underlying performance thresholds have been reached. Property operating revenue from managed properties, which are not subject to leasing arrangement, is generally derived from operations of the property and is recognized when services have been performed and products are delivered. Changes in our estimates or assumptions regarding collectability of lease and loan payments could result in a change in revenue recognition and impact our results of operations.

Income Taxes. We intend to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with our taxable year ending December 31, 2012. To qualify as a REIT, we will be subject to certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal taxes if we form a TRS to conduct certain activities and will be subject to taxes in other jurisdictions such as state, local or foreign jurisdictions.

Impact of Accounting Pronouncements

See Item 8, “Financial Statements and Supplemental Data” – Note 2 “Significant Accounting Policies” for additional information about the impact of accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We will be exposed to interest rate changes primarily as a result of any long-term debt used to acquire properties and make loans and other investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We may be exposed to foreign currency exchange rate movements as the result of investing outside of the United States. At such time as we have foreign investments, we will evaluate various foreign currency risk mitigating strategies in an effort to minimize any impact on earnings.

On November 8, 2011, our audit committee approved an interest rate and currency risk management policy. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Our foreign currency risk management objective is to limit the impact on the overall results from operations of our foreign investments. We may use natural hedges and a variety of commonly used derivative products that are considered plain vanilla derivatives, and are instruments that are used by a majority of real estate companies and other companies to manage interest rate and foreign currency exchange risks. As of December 31, 2011, we have not entered into any derivative arrangements.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

CNL Healthcare Trust, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

February 10, 2012

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

Cash	$10,001,872	$200,753
Deposit on real estate	400,000	—
Prepaid and other assets	161,390	—

Total Assets	$10,563,262	$200,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$668,120	$—
Due to related parties	192,755	753

Total Liabilities	860,875	753

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000,000 and 7,000,000 shares authorized, respectively; 1,357,572 and 22,222 shares issued and outstanding as of December 31, 2011 and 2010, respectively	13,576	222
Capital in excess of par value	11,504,283	199,778
Accumulated loss	(1,759,580)	—
Accumulated distributions	(55,892)	—

Total Stockholders’ Equity	9,702,387	200,000

Total Liabilities and Stockholders’ Equity	$10,563,262	$200,753

See accompanying notes to consolidated financial statements.

CNL HEATHCARE TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2011

Expenses:
General and administrative	$869,091
Acquisition expenses	892,313

Total Expenses	1,761,404

Other Income:
Interest income	1,824

Total Income	1,824

Net loss	$(1,759,580)

Net loss per share of common stock (basic and diluted)	$(2.09)

Weighted average number of shares of common stock outstanding (basic and diluted)	843,497

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Year ended December 31, 2011 and the Period June 8, 2010 (Date of Inception) through December 31, 2010

	Common Stock		Capital in			Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Loss	Accumulated Distributions	Stockholders’ Equity

Balance at June 8, 2010	—	$—	$—	$—	$—	$—

Cash received from sale of common stock to CNL Healthcare Corp.	22,222	222	199,778	—	—	200,000

Balance at December 31, 2010	22,222	222	199,778	—	—	200,000

Subscriptions received for common stock through public offering and reinvestment plan	1,331,170	13,312	13,276,934	—	—	13,290,246

Stock distributions	4,180	42	(42)	—	—	—

Stock issuance and offering costs	—	—	(1,972,387)	—	—	(1,972,387)

Net Loss	—	—	—	(1,759,580)	—	(1,759,580)

Cash distributions, declared and paid ($0.06666 per share)	—	—	—	—	(55,892)	(55,892)

Balance at December 31, 2011	1,357,572	$13,576	$11,504,283	$(1,759,580)	$(55,892)	$9,702,387

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2011
Net Cash Flows from Operating Activities:
Net loss	$(1,759,580)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(51,408)
Accounts payable and accrued expenses	658,138
Due to related parties	68,420

Net cash used in operating activities	(1,084,430)

Net Cash Flows from Investing Activities:
Deposits on real estate	(400,000)

Net cash flows used in investing activities	(400,000)

Net Cash Flows from Financing Activities:
Subscriptions received for common stock through public offering	13,262,579
Payment of stock issuance costs	(1,848,805)
Distributions to stockholders, net of distribution reinvestments	(28,225)
Deposits on financing	(100,000)

Net cash flows provided by financing activities	11,285,549

Net Increase in Cash	9,801,119
Cash at beginning of period	200,753

Cash at end of period	$10,001,872

Supplemental Disclosure of Non-Cash Transactions:
Amounts incurred but not paid (included in due to related parties):
Offering and stock issuance costs	$41,416

Selling commissions and marketing support fees	$82,166

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2011

1.	Organization

CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., (“the Company”) is a Maryland corporation incorporated on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is sponsored by CNL Financial Group, LLC (“CNL”) and was formed primarily to acquire and manage a diversified portfolio of real estate that it believes will generate a steady current return and provide long-term value to its stockholders.

On February 9, 2012, the Company announced it will be placing its investment focus on acquiring properties primarily in the United States within the senior housing and healthcare sectors, although the Company may also acquire properties in the lifestyle and lodging sectors. Senior housing asset classes the Company may acquire includes active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, memory care facilities and skilled nursing facilities. Healthcare asset classes the Company may acquire includes medical office buildings, as well as other types of healthcare and wellness-related properties such as physicians’ offices, specialty medical and diagnostic service providers, specialty hospitals, walk-in clinics and outpatient surgery centers, hospitals and inpatient rehabilitative facilities, long-term acute care hospitals, pharmaceutical and medical supply manufacturing facilities, laboratories and research facilities and medical marts. Lifestyle asset classes the Company may acquire are those properties that reflect or are affected by the social, consumption and entertainment values and choices of the Company’s society and generally include ski and mountain resorts, golf courses, attractions (such as amusement parks, waterparks and family entertainment centers), marinas, and other leisure or entertainment-related properties. Lodging asset classes the Company may acquire includes resort, boutique and upscale properties or any full service, limited service, extended stay and/or other lodging-related properties. The Company also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing.

In order to better reflect the concentrated investment focus, the Company amended its amended and restated articles of incorporation on February 9, 2012 to change the name of the company to CNL Healthcare Trust, Inc.

The Company is offering for sale a maximum of $3.0 billion of its common stock (the “Offering”), including shares sold pursuant to a distribution reinvestment plan (the “Reinvestment Plan”), under which stockholders may elect to have the full amount of their cash distribution from the Company reinvested in additional shares of common stock. The shares are being offered at $10.00 per share or $9.50 per share pursuant to the Reinvestment Plan unless changed by the board of directors.

On June 8, 2011, the Company entered into an advisory agreement with CNL Healthcare Corp., formerly known as CNL Properties Corp. (the “Advisor”), to provide it with advisory services relating to substantially all aspects of its investments and operations, including real estate acquisitions, asset management and other operational matters. The term of the advisory agreement is for one year after the date of execution, June 8, 2011, with unlimited number of successive one year renewals upon the mutual consent of the board of directors and the Advisor. The Company’s Advisor may engage personnel from third parties affiliated with the Company’s sponsor to perform certain services and functions on its behalf.

The Company has also retained CNL Healthcare Manager Corp., formerly known as CNL Properties Manager Corp., (the “Property Manager”) to manage its properties under a six year property management agreement.

Upon formation, the Advisor acquired 22,222 shares of the Company’s common stock for a cash payment of $200,000.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2011

1.	Organization (continued)

On October 5, 2011, the Company satisfied the conditions of escrow and accepted subscription proceeds exceeding $2.0 million which were released from escrow and the Company commenced operations.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation – The accompanying consolidated financial statements include the Company’s accounts, the accounts of wholly owned subsidiaries or subsidiaries for which the Company has a controlling interest, the accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and the accounts of other subsidiaries over which the Company has control. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Accordingly, actual results could differ from those estimates.

Cash – Cash consists of demand deposits at commercial banks.

Acquisition Fees and Expenses – Acquisition fees, including investment services fees and expenses associated with transactions deemed to be business combinations are expensed as incurred including investment transactions that are no longer under consideration. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized.

Income Taxes – The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2012. In order to be taxed as a REIT, the Company will be subject to certain organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on income that the Company distributes as dividends. If the Company fails to quality as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside of the United States based on the jurisdictions in which the Company conducts business.

The Company expects that it will form one or more subsidiaries which may elect to be taxed as a taxable REIT subsidiary (“TRS”) for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to tax on its taxable income from its operations. The Company will account for federal and state income taxes with respect to a TRS using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit forwards.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2011

2.	Summary of Significant Accounting Policies (continued)

Prior to the Company’s REIT election, it is subject to corporate federal and state income taxes. Prior to and including the year ended December 31, 2011, the Company did not have earnings.

Net Loss per Share – Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding for the full period presented. Therefore, the weighted average number of shares outstanding for the year ended December 31, 2011 include stock distributions declared through December 31, 2011 as if they were outstanding for the full period presented. The weighted average number of shares of common stock outstanding for the period October 5, 2011 (when the Company commenced operations) through December 31, 2011 was 843,497 (including 4,180 shares declared and issued as a stock dividend as of December, 31 2011).

Accounting Pronouncements – In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations” (Topic 805). This ASU amends Accounting Standard Codification (“ASC”) Topic 805 to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in the ASU also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact on the Company’s disclosure.

3.	Organization, Offering and Stock Issuance Cost

The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, escrow fees, printing, amending, supplementing, mailing and distributing costs, selling commissions, marketing support fees and due diligence expense reimbursements, which are all deducted from the gross proceeds of the Offering. Costs incurred for activities prior to raising capital have been advanced or funded by the Advisor. Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 7.0% of gross offering proceeds on all shares sold, a marketing support fee of up to 3.0% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expenses reimbursement, and organizational and other offering costs to be paid by the Company may not exceed 15.0% of the gross aggregate offering proceeds.

As of December 31, 2011, the Company had reimbursed the Advisor for offering costs of approximately $2.0 million, including selling commissions of approximately $0.9 million, marketing supporting fees of approximately $0.4 million and offering costs of approximately $0.7 million, all of which were deducted from the offering proceeds and charged to capital in excess of par value.

4.	Stockholders’ Equity

Public Offering – On July 15, 2010, the Company filed a Registration Statement on Form S-11 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer for sale up to $3.0 billion of shares of common stock (300,000,000 shares of common stock at $10.00 per share), of which initially 15,000,000 shares are being offered pursuant to its distribution reinvestment plan at a price of $9.50 per share. The Registration Statement was declared effective on June 27, 2011, and the Offering commenced on that date. On June 8, 2011, the Company amended its articles of incorporation to authorize the issuance of 1,620,000,000 shares of capital stock, $0.01 par value per share, consisting of 1,120,000,000 common shares, $0.01 par value per share, 200,000,000 preferred shares and 300,000,000 excess shares. The Company also established a Distribution Reinvestment Plan under which stockholders may elect to have the full amount of their cash distribution from the Company reinvested in additional shares of common stock.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2011

4.	Stockholders’ Equity (continued)

As of October 5, 2011, the Company received and accepted aggregate subscriptions in excess of the minimum offering amount of $2.0 million in shares of common stock and commenced operations. As of December 31, 2011, the Company received aggregate offering proceeds of approximately $13.3 million (1.3 million shares) including $27,667 (2,912 shares) received through its distribution reinvestment plan.

The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by the Company’s Advisor for $200,000 preceding the commencement of the Offering.

Redemptions – The Company has adopted a share redemption plan that allows its stockholders who hold shares for at least one year to request that the Company redeem between 25% and 100% of their shares. If the Company has sufficient funds available to do so and if it chooses, in its sole discretion, to redeem shares, the number of shares the Company may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•

If the Company elects to redeem shares, some or all of the proceeds from the sale of shares under its distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, the Company may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

•	no more than 5% of the weighted average number of shares of the Company’s common stock outstanding during a 12-month period may be redeemed during such 12-month period; and

•

redemption pricing will range from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years.

The Company’s board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if such action is deemed to be in the Company’s best interest.

During the year ended December 31, 2011, the Company did not receive any redemption requests under its redemption plan as no stockholders have yet satisfied the minimum holding period required under the Company’s redemption plan.

Distributions – On July 29, 2011, the Company’s board of directors authorized a distribution policy providing for monthly cash distributions of $0.03333 (which is equal to an annualized distribution rate of 4%) together with stock distributions of 0.002500 shares of common stock (which is equal to an annualized distribution rate of 3%) for a total annualized distribution of 7% on each outstanding share of common stock (based on $10.00 offering price) payable to all common stockholders of record as of the close of business on the first business day of each month.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2011

4.	Stockholders’ Equity (continued)

The Company commenced operations on October 5, 2011 and declarations of distributions pursuant to this policy began on the first day of November 2011, and will continue on the first day of each month thereafter. Distributions shall be paid quarterly and will be calculated for each stockholder as of the first day of each month the stockholder has been a stockholder of record in such quarter. For the year ended

December 31, 2011, the Company declared cash distributions of $55,892 of which $28,225 was paid in cash to stockholders and $27,667 was reinvested pursuant to the Company’s Distribution Reinvestment Plan. In addition, for the year ended December 31, 2011, the Company declared and made stock distributions of approximately 4,180 shares of common stock. For the year ended December 31, 2011, approximately 1.9% of the cash distributions paid to stockholders were considered taxable income and 98.1% were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the year ended December 31, 2011 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

5.	Related Party Arrangements

All of the Company’s executive officers are executive officers of, or are on the board of directors of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp. the managing dealer of the Offering and a wholly owned subsidiary of CNL (the “Managing Dealer”). The Advisor and its affiliates are entitled to receive fees and compensation in connection with the Offering and permanent financings that the Company obtains, and the acquisition, management and sale of the Company’s assets.

The Advisor and its affiliates are also entitled to reimbursement of certain costs incurred on behalf of the Company in connection with the Company’s organization, the Offering, acquisitions, and operating activities. To the extent that operating expenses payable or reimbursable by the Company, in any four consecutive fiscal quarters commencing with July 1, 2012 (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse the Company, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by the Company exceed the greater of the 2% or 25% threshold. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

The Managing Dealer receives selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with due diligence of the Offering. All or any portion of these fees may be re-allowed to participating brokers.

On June 8, 2011, the Company entered into an agreement with CNL Capital Markets Corp., an affiliate of CNL, for certain administrative services, including negotiating and executing an agreement with a duly registered transfer agent, responding to administrative calls from broker-dealers, financial advisors and investors and performing other administrative services related to ownership of the Company’s shares for which services CNL Capital Markets Corp. will receive an annual maintenance fee based on the number of investors.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2011

5.	Related Party Arrangements (continued)

In addition, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties or the amount invested in the case of other assets for services rendered in connection with the selection, evaluation, structure and purchase of assets. No investment services fee is paid in connection with the purchase of securities; however, a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if, at the time of each payment such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are purchased.

Under the advisory agreement, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the agreement) of the Company’s properties, including its proportionate share of those properties owned in joint ventures, and of the outstanding principal amount of any loans made, and an amount equal to 0.1042% of the book value of securities owned, as of the end of the preceding month.

The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

The Company will pay the Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (a) one-half of a competitive real estate commission, or (b) 1% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if the Advisor, its affiliates or related parties provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more assets (including a sale of all of its assets or the sale of it or a portion thereof). The Company will not pay the Advisor a disposition fee in connection with the sale of securities that are investments; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if, at the time of such payment, such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are being sold. Any disposition fee paid to an affiliate or related party of the Advisor in connection with the sale of securities will be included in the Company’s total operating expenses for purposes of calculating conformance with the 2%/25% guidelines, as defined in the advisory agreement.

Under the advisory agreement and the Company’s articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) listing on a national securities exchange (“Listing”) (which would also include the receipt by the Company’s stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of the Company’s common stock as a result of a merger, share acquisition or similar transaction). However, once a Listing occurs, the Advisor will not be entitled to receive an incentive fee on sales of assets. The incentive fees are calculated pursuant to formulas set forth in both the advisory agreement and the Company’s articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus a 6% cumulative, non-compounded annual return on their invested capital. Upon termination or non-renewal of the advisory agreement by the Advisor for good reason (as defined in the advisory agreement) or by the Company other than for cause (as defined in the advisory agreement), a Listing or sale of assets after such termination or non-renewal will entitle the Advisor to receive a pro-rated portion of the applicable subordinated incentive fee.

In addition, the Advisor or its affiliates may be entitled to receive fees that are usual and customary for comparable services in connection with the financing, development, construction or renovation of a property, subject to approval of the Company’s board of directors, including a majority of its independent directors.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2011

5.	Related Party Arrangements (continued)

The following related party costs incurred by the Company from October 5, 2011 (the date the Company commenced operations) through December 31, 2011 and any related amounts payable as of December 31, 2011 for fees and expenses described above are summarized below:

	Incurred	Due to Related Parties
Selling commissions (1)	$915,780	$57,516
Marketing support fees (1)	392,477	24,650
Reimbursement of other offering costs (1)	664,130	41,416
Reimbursement of organizational and operating expenses (2)	1,761,404	69,173

	$3,733,791	$192,755

FOOTNOTES:

(1)	Selling commissions, marketing support fees and reimbursements of offering costs are charged as incurred against stockholders’ equity in the accompanying consolidated balance sheets.

(2)	Operating expenses are charged as incurred against general and administrative expenses in the accompanying consolidated statement of operations. Acquisition expenses in connection with transactions deemed to be business combination including those expenses on investment transactions that the Company determined not to pursue, are expensed as incurred against acquisition expenses in the accompanying consolidated statement of operations.

The Company has paid or accrued approximately $1.3 million in selling commissions and marketing support fees and paid or accrued approximately $0.7 million of other offering costs, which amounts represent the Company’s maximum liability for selling commissions, marketing support fees and other organizational and offering costs as of December 31, 2011. Organizational and other offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, marketing support fees and organizational and other offering costs do not exceed 15% of the gross proceeds of the Offering.

The Advisor has incurred on the Company’s behalf approximately an additional $3.6 million of costs in connection with the Offering (exceeding the 15% expense cap) as of December 31, 2011.

The Company maintains an account at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank in the amount of $201,824 and $200,753 as of December 31, 2011 and 2010 of which $1,071 and $753, respectively, relates to interest income earned on the deposits. For the year ended December 31, 2010, the interest income earned on the deposits was recorded as due to related parties in the accompanying consolidated balance sheets as these funds would have been released to the Advisor in the event the Company did not raise the offering proceeds needed to become operational. On October 5, 2011, the Company commenced its operations and $753 was recorded as interest income in the accompanying consolidated statement of operations for the year ended December 31, 2011.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2011

6.	Commitments and Contingencies

On December 15, 2011, the Company entered into an agreement with five affiliates of Primrose Retirement Communities, LLC, a senior housing developer and operator headquartered in Aberdeen, South Dakota, to purchase five senior housing facilities with a combined total of 394 units for an aggregate purchase price of approximately $84.1 million, exclusive of closing costs. The Company expects to close on this transaction by March 31, 2012. The transaction is contingent upon obtaining financing and customary closing conditions and there are no assurances that the Company will successfully close the transaction by March 31, 2012, or at all.

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

7.	Subsequent Events

The Company’s board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on January 1, 2012 and February 1, 2012. These distributions are to be paid and distributed by March 31, 2012.

During the period January 1, 2012 through February 3, 2012, the Company received additional subscription proceeds of approximately $6.3 million (0.6 million shares).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the period ended December 31, 2011.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered certified public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

R. Byron Carlock, Jr. tendered his resignation as president and chief executive officer of us and our Advisor on August 2, 2011, effective as of August 31, 2011.

Thomas K. Sittema was appointed to serve as our chief executive officer effective September 1, 2011. The board of directors of our Advisor appointed Mr. Sittema to serve as chief executive officer of our Advisor effective September 1, 2011.

Stephen H. Mauldin was appointed to serve as our president and chief operating officer effective September 1, 2011. The board of directors of our Advisor appointed Mr. Mauldin to serve as president and chief operating officer of our advisor effective September 1, 2011.

Joseph T. Johnson was appointed to serve as our chief financial officer effective August 5, 2011. He also serves as senior vice president (June 2010 to present) and previously served as chief accounting officer (June 2010 to August 4, 2011). The board of directors of our Advisor appointed Mr. Johnson to serve as chief financial officer of our Advisor effective August 5, 2011. He also serves our Advisor as senior vice president (June 2010 to present) and previously served as chief accounting officer (June 2010 to August 4, 2011).

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of our directors hold office for one year from the date of his or her election, until the next annual meeting of stockholders and until his or her successor has been elected and has qualified. Directors may be elected to an unlimited number of successive terms. Our current directors and officers are as follows:

Name	Age*	Position

James M. Seneff, Jr.	65	Director and Chairman of the Board
Robert A. Bourne	64	Director, Vice Chairman of the Board and Treasurer
Bruce Douglas	79	Independent Director
Dennis N. Folken	77	Independent Director
Robert J. Woody	68	Independent Director
Thomas K. Sittema	53	Chief Executive Officer
Stephen H. Mauldin	43	President and Chief Operating Officer
Joseph T. Johnson	36	Senior Vice President and Chief Financial Officer
Holly J. Greer	40	Senior Vice President, General Counsel and Secretary

*	As of February 3, 2012

James M. Seneff, Jr. Chairman of the Board and Director. Mr. Seneff has served as the chairman of our board and a director since our inception in June 2010 and the chairman of our advisor since its inception in June 2010. Mr. Seneff has served as a director of CNL Lifestyle Properties, Inc., a public, non-listed REIT (2003 to present), and a director of the managing member of its former advisor, CNL Lifestyle Company, LLC (2003 to December 2010) and a director of its current advisor, CNL Lifestyle Advisor Corporation (December 2010 to present); chairman of the board and a director of Global Growth Trust, Inc., a public, non-listed REIT, since its inception in December 2008, and chairman of the board and a manager of its advisor, CNL Global Growth Advisors, LLC, since its inception in December 2008; and chairman of the board and a director of Global Income Trust, Inc., a public, non-listed REIT, since its inception in March 2009, and a manager of its advisor, CNL Global Income Advisors, LLC, since its inception in December 2008.

Mr. Seneff is the sole member of CNL Holdings, LLC (“CNL Holdings”) and has served as the chairman, chief executive officer and/or president of several of CNL Holdings’ subsidiaries, including chief executive officer and president (2008 to present) of CNL Financial Group, LLC, our sponsor; and, as executive chairman (January 2011 to present), chairman (1988 to January 2011), chief executive officer (1995 to January 2011) and president (1980 to 1995) of CNL Financial Group, Inc., a diversified real estate company. Mr. Seneff serves or has served on the board of directors of the following CNL Holdings’ affiliates: CNL Hotels & Resorts, Inc., a public, non-listed REIT (1996 to April 2007), and its advisor, CNL Hospitality Corp. (1997 to June 2006 (became self-advised)); CNL Retirement Properties, Inc., a public, non-listed REIT, and its advisor, CNL Retirement Corp. (1997 to October 2006); CNL Restaurant Properties, Inc., a public, non-listed REIT, and its advisor (1994 to 2005 (became self-advised)); National Retail Properties, Inc., a publicly traded REIT (1994 to 2005); Trustreet Properties, Inc. (“Trustreet”), a publicly traded REIT (2005 to February 2007); CNL Securities Corp., the managing dealer of this offering (1979 to present); and CNL Capital Markets Corp. (1990 to present). Mr. Seneff is also the chairman and a principal stockholder of CNLBancshares, Inc. (1999 to present), which owns CNLBank. Mr. Seneff received his degree in business administration from Florida State University.

As a result of these professional and other experiences, Mr. Seneff possesses particular knowledge of real estate acquisition, ownership and dispositions in a variety of public and private real estate investment vehicles. This experience strengthens the board’s collective knowledge, capabilities and experience. Mr. Seneff is principally responsible for overseeing the formulation of our Company’s strategic objectives.

Robert A. Bourne. Vice Chairman of the Board, Director and Treasurer. Mr. Bourne has served as vice chairman of our board, a director and our treasurer since our inception in June 2010 and as vice chairman of our advisor since its inception in June 2010. Mr. Bourne has served as a director of CNL Lifestyle Properties, Inc., a public, non-listed REIT (2003 to present), a director of the managing member of its former advisor, CNL Lifestyle Company, LLC (2003 to December 2010) and its current advisor CNL Lifestyle Advisor Corporation (December 2010 to present); chief executive officer of Global Growth Trust, Inc., a public, non-listed REIT, since its inception in December 2008 and chief executive officer and a manager of its advisor, CNL Global Growth Advisors, LLC, since its inception in December 2008; and chief executive officer of Global Income Trust, Inc., a public, non-listed REIT, since its inception in March 2009 and chief executive officer and a manager of its advisor, CNL Global Income Advisors, LLC, since its inception in December 2008.

Mr. Bourne has served as an executive officer of CNL Financial Group, LLC, our sponsor, since November 2008, and as an executive officer of CNL Financial Group, Inc. since 1984. Mr. Bourne also serves or has served as a director and an executive officer for the following CNL Holdings’ affiliates: CNL Hotels & Resorts, Inc. (1996 to April 2007) and its advisor (1997 to June 2006); CNL Retirement Properties, Inc. and its advisor (1997 to October 2006); CNL Restaurant Properties, Inc. (1994 to 2005); National Retail Properties, Inc. (1996 to 2005); CNL Securities Corp. (1979 to present); and CNL Capital Markets Corp. (2000 to present). Mr. Bourne has also served as a director of Trustreet Properties, Inc. (2005 to February 2007), CNL Securities Corp. (1981 to present) and CNLBancshares, Inc. (1999 to present). Mr. Bourne has served as a director of CNL Fund Advisors Company, an affiliate of CNL and the registered investment advisor to Corporate Capital Trust, Inc., since its inception in 1992.

Mr. Bourne was a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, and attained the position of tax manager in 1975. Mr. Bourne graduated with honors from Florida State University with a degree in Accounting.

Mr. Bourne is primarily responsible for setting the capital markets strategy and broadly overseeing the financial management of our Company. His background in capital markets and financial management enhances the board’s collective knowledge, capabilities and experience.

Bruce Douglas. Independent Director. Dr. Douglas joined our board as an Independent Director in October, 2010. Dr. Douglas founded and has been the chief executive officer of Harvard Development Company, a real estate development organization specializing in urban revitalization and rejuvenation since 2001. He additionally serves and has served as an independent director (since 2004) of CNL Lifestyle Properties, Inc., a public, non-listed REIT. Dr. Douglas was the President of Sterling College from 2005 through 2008. Dr. Douglas founded The Douglas Company, a construction and engineering firm, and was chairman and chief executive officer between 1975 and 2001. Dr. Douglas is a member of the Taubman Center Advisory Board of Harvard University and serves on the boards of the Festival of Orchestras, Orlando EDC Governor’s Council, Orlando Museum of Art, Winter Park Public Library and the Rollins College Crummer School Board of Advisors. Dr. Douglas received his BA in Physics from Kalamazoo College in 1954, BS in Civil Engineering from the University of Michigan in 1955, MPA from Harvard University in 1995 and Ph.D. in History at the University of Toledo in 2004.

As a result of these professional and other experiences, Mr. Douglas possesses particular knowledge of real estate development and planning that strengthens the board’s collective knowledge, capabilities and experience.

Dennis N. Folken. Independent Director. Mr. Folken joined our board as an Independent Director in October, 2010. He is a retired certified public accountant who worked with several local accounting firms before joining Coopers & Lybrand, Certified Public Accountants, where he served as an office managing partner and group managing partner from 1969 until 1988. From 1989 until his retirement in 1997, Mr. Folken served as a manager of Devex Realty, Inc. & Comreal, Inc., a real estate brokerage firm, and an adviser to Fiduciary Associates, Inc., a trust administration company. Additionally he serves and has served as an independent director (since 2004) of CNL Lifestyle Properties, Inc., a public, non-listed REIT and previously served on the board of the Transylvania Endowment. Mr. Folken received a BA from Rollins College in 1956 and attended the University of Florida Graduate School of Business. He received his certified public accountant designation in 1957.

As a result of these professional and other experiences, Mr. Folken possess particular knowledge of accounting and tax practices that strengthens the board’s collective knowledge, capabilities and experience.

Robert J. Woody. Independent Director. Mr. Woody joined our board as an Independent Director in October, 2010. He serves as a partner in Elgin Energy Partners, LLC, the general partner of a private equity limited partnership in Washington, D.C. He also serves as Chairman of Elgin Energy, LLC, an engineering, technology and exploration company located in Colorado. He serves and has served as an independent director (since 2004) of CNL Lifestyle Properties, Inc., a public, non-listed REIT. He served as deputy chairman and general counsel for Northstar Financial Services Ltd. (2005 through 2008) and as CEO of Northstar Consulting Group, Inc. (2004 through 2005). Mr. Woody was the executive vice president and general counsel for Northstar Companies, Inc., an international wealth management firm, from 2002 until 2004. Before joining Northstar Companies, Inc., Mr. Woody was a partner at the law firm of Shook, Hardy & Bacon, L.L.P. (1997 to 2002). Mr. Woody received a Bachelor of Arts in 1966 and a J.D. in 1969 from the University of Kansas and undertook graduate legal study in international law at the University of Exeter, England, in 1972.

As a result of these professional and other experiences, Mr. Woody possesses particular knowledge of business management and government relations that strengthens the board’s collective knowledge, capabilities and experience.

Thomas K. Sittema. Chief Executive Officer. Mr. Sittema has served as our chief executive officer and as chief executive officer of our advisor since September 2011. He has also served as chief executive officer of CNL Lifestyle Properties, Inc., a public, non-listed REIT, (September 2011 to present) and chief executive officer of its advisor, CNL Lifestyle Advisor Corporation, (September 2011 to present). Mr. Sittema has served as chief executive officer (January 2011 to present) and vice president (October 2009 to January 2011) of CNL Financial Group, Inc., an affiliate of our sponsor and sponsor of CNL Lifestyle Properties, Inc.

Mr. Sittema has also served as chairman and a member of the board of directors of Corporate Capital Trust, Inc., a non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, and which is externally co-managed by CNL Fund Advisors Company, an affiliate of CNL, and KKR Asset Management LLC (October 2010 to present).

Mr. Sittema has also served in various roles with Bank of America Corporation and predecessors, including NationsBank, NCNB and affiliate successors, (1982 to October 2009). Most recently while at Bank of America Corporation, he served as managing director of real estate and lodging investment banking for Bank of America Merrill Lynch, having joined the real estate investment banking division of Banc of America Securities at its formation in 1994. Mr. Sittema graduated with a B.A. in Business Administration from Dordt College in 1980 and received an M.B.A. from Indiana University in 1982.

Stephen H. Mauldin. President and Chief Operating Officer. Mr. Mauldin has served as president and chief operating officer of us and our advisor since September 2011. Mr. Mauldin also serves as president and chief operating officer of CNL Lifestyle Properties, Inc. and was appointed by the board of directors of CNL Lifestyle Advisor Corporation to serve as its president and chief operating officer, in each case effective as of September 2011.

Prior to joining us, Mr. Mauldin most recently served as chief executive officer, president and a member of the board of directors of Crosland, LLC, a privately held real estate development and asset management company headquartered in Charlotte, North Carolina, from July 2010 until March 2011. Mr. Mauldin originally joined Crosland, LLC in 2006 and served as its chief financial officer from 2009 to 2010 and as president of Crosland’s mixed-use and multi-used development division prior to his appointment as chief financial officer. Prior to joining Crosland, LLC, Mr. Mauldin was a co-founder and served as a partner of Crutchfield Capital, LLC, a privately held investment and operating company with a focus on small and medium-sized companies in the southeastern United States. Mr. Mauldin graduated with a B.S. in finance from The University of Tampa in 1990 and received an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University in 1996.

Joseph T. Johnson. Senior Vice President and Chief Financial Officer. Mr. Johnson has served as our senior vice president since June 2010 and chief financial officer since August 2011. He previously served as our, chief accounting officer (June 2010 to August 2011) and secretary (June 2010 to March 2011). Mr. Johnson has also served as chief accounting officer and senior vice president of finance of our advisor since March 2011.

Mr. Johnson has served as senior vice president since February 2007 and as chief financial officer since August 2011 of CNL Lifestyle Properties, Inc. and was previously its vice president of accounting and finance (January 2006 to February 2007) and vice president and chief accounting officer (February 2007 to August 2011). He served in comparable positions at CNL Lifestyle Properties, Inc.’s former advisor, CNL Lifestyle Company, LLC, and is currently serving as senior vice president of finance and chief accounting officer of its current advisor, CNL Lifestyle Advisors Corporation.

Mr. Johnson was previously employed by CNL Hospitality Corp. (2001 to 2005), the advisor to CNL Hotels and Resorts, Inc., most recently as vice president of accounting and financial reporting. Prior to that, he worked in the audit practice of KPMG LLP. Mr. Johnson is a certified public accountant. He received a B.S. in Accounting and a M.S. in Accounting from the University of Central Florida.

Holly J. Greer. Senior Vice President, General Counsel and Secretary. Ms. Greer has served as our senior vice president, general counsel and secretary since March 2011. She previously served as our vice president and associate general counsel (June 2010 to March 2011). Ms. Greer has also served as senior vice president, legal affairs of our advisor since March 2011. Ms. Greer has served as a senior vice president, general counsel and secretary of Global Growth Trust, Inc. and Global Income Trust, Inc., public, non-listed REITs, since August 2011 and as senior vice president and secretary of their advisors since August 2011.

Ms. Greer joined CNL Lifestyle Properties, Inc., a public, non-listed REIT, in August 2006, where she initially served as acquisition counsel for its former advisor, CNL Lifestyle Company, LLC, until April 2007. From April 2007 until October 2009, Ms. Greer served as counsel to CNL Lifestyle Properties, Inc. and its former advisor, overseeing real estate and general corporate legal matters. Ms. Greer served as associate general counsel and vice president of CNL Lifestyle Properties, Inc. and its former advisor since November 2009 and effective March 2011, Ms. Greer has served as general counsel, senior vice president and secretary of CNL Lifestyle Properties, Inc., and effective April 2011, as senior vice president, legal affairs of CNL Lifestyle Advisor Corporation, its current advisor.

Prior to joining CNL Lifestyle Properties, Inc., Ms. Greer spent seven years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Greer is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. She received a B.S. in Communications and Political Science from Florida State University and her J.D. from the University of Florida.

Corporate Governance

Board Leadership Structure

Our board of directors is composed of five directors, with Mr. Seneff serving as the Chairman of the Board. Currently none of our executive officers serve as members of our board of directors. We believe this structure is appropriate for the Company because it allows our executive officers to focus on the management of the Company while providing for effective oversight by the board of directors, the majority of whose members are independent directors. In addition, one of the CNL representatives on our board of directors also serves on the board of directors of our Advisor and we and our Advisor have common executive officers. We believe this structure results in effective management of the Company because our Advisor’s interests are generally aligned with the Company’s interests. We believe that overall corporate governance policies and practices and the provisions of our articles of incorporation, combined with the strength of our independent directors, minimizes any potential conflicts that may result from the combining of such management roles.

For the year ended December 31, 2011, each of Messrs. Douglas, Folken and Woody served as independent directors. Although the Company’s shares are not listed on the New York Stock Exchange, the Company applied the exchange’s standards of independence to its own outside directors and for the year ended December 31, 2011, each of Messrs. Douglas, Folken and Woody met the definition of “independent” under Section 303A.02 of the New York Stock Exchange listing standards.

Code of Ethics

We have adopted a Code of Business Conduct that is applicable to our board of directors, our executive officers, our employees and the employees of our Advisor and its affiliates. We will provide a copy of our Code of Business Conduct to any person without charge, upon written request. Requests can be sent to: CNL Healthcare Trust, Inc., 450 South Orange Avenue, Orlando, Florida 32801.

Audit Committee

We have a standing audit committee, the members of which are selected by the board of directors each year. Our three independent directors comprise the initial members of our audit committee. The board of directors has determined that Dennis N. Folken meets the requirements of a financial expert and serves as the chairman of the audit committee. The biography of Mr. Folken, including his relevant qualifications, is previously described in this Item 10.

The audit committee operates under a written charter adopted by the board of directors. The audit committee assists the board of directors by providing oversight responsibilities relating to:

•	the integrity of financial reporting;

•	the independence, qualifications and performance of our independent auditors;

•	the systems of internal controls;

•	the performance of our internal audit function;

•	compliance with management’s audit, accounting and financial reporting policies and procedures; and

In addition, the audit committee recommends the independent auditors for appointment by the board of directors and is responsible for the compensation and oversight of our independent auditors. In performing these functions, the audit committee meets periodically with the independent auditors and management (including private sessions) to review the results of their work.

Nominating Committee

Currently, we do not have a nominating committee. Each director is responsible for identifying and recommending qualified board candidates. To be considered for nomination as a director, an individual must have had at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets we intend to acquire. Additionally, our independent directors must meet the independence qualifications described under Item 13. “Certain Relationships and Related Transactions, and Director Independence” below, and at least one of our independent directors must have at least three years of relevant real estate experience. Although we do not currently have a policy with respect to the consideration of diversity in identifying director nominees, diversity is one of many factors considered by the board with regard to each candidate. Such factors include judgment, integrity, diversity, prior experience, the interplay of the candidate’s experience with the experience of other board members, the extent to which the candidate would be desirable as a member of the audit committee, and the candidate’s willingness to devote substantial time and effort to board responsibilities. The directors will consider nominees recommended by stockholders if submitted to the board in conformity with the procedures set forth in our bylaws. Generally, a stockholder must submit certain information about the nominee to us between 120 and 150 days prior to the first anniversary of the preceding year’s annual meeting. The process for evaluating director candidates recommended by our stockholders under our bylaws will be the same as the process for evaluating candidates recommended by our directors.

Compensation Committee

Currently, the Company does not have a compensation committee because it does not have any employees and does not separately compensate its executive officers for their services as officers. At such time, if any, as the Company’s shares of common stock are listed on a national securities exchange or included for quotation on the National Market System of the Nasdaq Stock Market, the Company will form a compensation committee, the members of which will be selected by the full board each year.

Item 11.	EXECUTIVE COMPENSATION

Board of Directors Report on Compensation

The Company does not have a standing compensation committee and each director is responsible for considering and determining executive officer and director compensation.

The following report of the board of directors does not constitute “soliciting material” and should not be deemed “filed” with the SEC or incorporated by reference into any other filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this report by reference therein.

The board of directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth below in this annual report (“CD&A”). Based on the board’s review of the CD&A and the board’s discussions of the CD&A with management, the board of directors has approved the CD&A in this annual report.

The Board of Directors

James M. Seneff, Jr.

Robert A. Bourne

Bruce Douglas

Dennis N. Folken

Robert J. Woody

Director Compensation

Each independent director is entitled to receive a $15,000 annual fee for services as well as $2,000 per board meeting attended, whether they participate by telephone or in person. Each director serving on the audit committee will receive $2,000 per audit committee meeting attended, whether they participate by telephone or in person. The chairman of our audit committee will receive an annual retainer of $10,000 as well as fees for meeting with the independent accountants as a representative of the audit committee. No additional compensation will be paid for attending our annual meeting. In addition, we reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The following table sets forth the total compensation paid to each independent director for the period ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce Douglas	$29,500	$—	$—	$—	$—	$—	$29,500
Dennis N. Folken	37,833	—	—	—	—	—	37,833
Robert J. Woody	29,500	—	—	—	—	—	29,500

Compensation Discussion and Analysis

No annual or long-term compensation was paid by the Company to our executive officers for services rendered in all capacities to the Company during the period ended December 31, 2011. In addition, none of our executive officers received an annual salary or bonus from the Company during the period ended December 31, 2011. The Company has no employees and all of our executive officers also are employees and executive officers of the Advisor or its affiliates and receive compensation from the Advisor or its affiliates in part for services rendered on behalf of the Company. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees and expenses payable to our Advisor and its affiliates.

If the Company determines to compensate named executive officers in the future, the Board will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table shows, as of February 3, 2012, the number and percentage of outstanding shares of our common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) our directors and nominees, (iii) our executive officers, and (iv) all of our directors and executive officers as a group. Fractional shares are omitted. There were approximately 2.0 million shares of our common stock issued and outstanding as of February 3, 2012.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)
	Number of Shares of Common Stock	Percentage of Class

James M. Seneff, Jr.(2)	22,333	*
Robert A. Bourne	—	—
Bruce Douglas	11,167	*
Dennis N. Folken	—	—
Robert J. Woody	—	—
Thomas K. Sittema	—	—
R. Byron Carlock, Jr. (3)	—	—
Steven H. Mauldin	—	—
Joseph T. Johnson	—	—
Holly J. Greer	—	—
All directors and officers as a group (10 persons)	33,500	*

FOOTNOTES:

*	Represents less than 1% of the shares outstanding.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities issuable pursuant to options warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 1, 2012. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the Persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Represents less than a 1% beneficial interest owned in our Company through the 100% beneficial interest in our advisor that is owned by CFG V, Inc., an affiliate of CNL. Mr. Seneff indirectly owns 100% of CNL and CFG V, Inc.

(3)	Mr. Carlock served as the Company’s chief executive officer from its inception through August 31, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All of our executive officers are executive officers or on the board of directors of our Advisor. Messrs. Seneff and Bourne serve as executive officers and/or directors of CNL and, Mr. Seneff and his wife beneficially own shares of CNL. In addition, Messrs. Seneff and Bourne are executive officers of CNL Securities Corp., the Managing Dealer of our Offering and a wholly owned subsidiary of CNL.

Administration of our day-to-day operations is provided by our Advisor, pursuant to the terms of an advisory agreement. Our Advisor also serves as our consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders such other services as our board of directors deems appropriate. Our Advisor also bears the expense of providing the executive personnel and office space to us. Our Advisor is at all times subject to the supervision of our board of directors and has only such functions and authority as we may delegate to it as our agent. Our Advisor and its affiliates are entitled to receive fees and compensation in connection with offerings and permanent financings that we obtain, and the acquisition, management and sale of our assets.

For services in connection with the sale of our shares, CNL Securities Corp. receives fees based on the amounts raised from our offerings, including: (i) commissions of 7.0%, and (ii) a marketing support fee up to 3.0%. All or any portion of these fees may be re-allowed to participating brokers.

In addition, our Advisor receives investment services fees equal to 1.85% of the purchase price of properties or the amount invested in the case of other assets for services rendered in connection with the selection, evaluation, structure and purchase of assets. No investment services fee is paid in connection with the purchase of securities; however, a usual and customary brokerage fee may be paid to an affiliate or related party of our Advisor if, at the time of each payment such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are purchased.

Under our advisory agreement with our Advisor, our Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the agreement) of our properties, including our proportionate share of those properties owned in joint ventures, and of the outstanding principal amount of any loans made, and an amount equal to 0.1042% of the book value of securities owned, as of the end of the preceding month.

Our Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

We pay our Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 1% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if our Advisor, its affiliates or related parties provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets (including a sale of all of our assets or the sale of us or a portion thereof). We will not pay our Advisor a disposition fee in connection with the sale of securities that are investments; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of our Advisor if, at the time of such payment, such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are being sold. Any disposition fee paid to an affiliate or related party of the Advisor in connection with the sale of securities will be included in our total operating expenses for purposes of calculating conformance with the 2%/25% guidelines, as defined in the advisory agreement.

Under the advisory agreement and our articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a Listing (which would also include the receipt by our stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of our common stock as a result of a merger, share acquisition or similar transaction). However, once a Listing occurs, the Advisor will not be entitled to receive an incentive fee on sales of assets. The incentive fees are calculated pursuant to formulas set forth in both the advisory agreement and our articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus a 6% cumulative, noncompounded annual return on their invested capital. Upon termination or non-renewal of the advisory agreement by our Advisor for good reason (as defined in the advisory agreement) or by us other than for cause (as defined in the advisory agreement), a Listing or sale of assets after such termination or non-renewal will entitle our Advisor to receive a pro-rated portion of the applicable subordinated incentive fee.

In addition, our Advisor or its affiliates may be entitled to receive fees that are usual and customary for comparable services in connection with the financing, development, construction or renovation of a property, subject to approval of our board of directors, including a majority of our independent directors.

Our Advisor and its affiliates provide various administrative services to us, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with offerings).

Our Advisor and its affiliates are also entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, our Offering, acquisitions, and operating activities. To the extent that operating expenses payable or reimbursable by us, in any four consecutive fiscal quarters commencing with July 1, 2012 (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, our Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Offering expenses paid by us, together with selling commissions, the marketing support fee and due diligence expense reimbursements incurred by the Company are limited to 15% of the proceeds raised in connection with the Offering.

We will pay our Property Manager, an affiliate of our Advisor, property management fees of (i) 2% of annual gross rental revenues from our single tenant properties, and (ii) 4% of annual gross rental revenues from our multi-tenant properties (the “Property Management Fee”). In the event that we contract directly with a third-party property manager in respect of a property, we may pay our Property Manager an oversight fee of up to 1% of annual gross revenues of the property managed; however, in no event will we pay both a Property Management Fee and an oversight fee to our Property Manager with respect to the same property. We will also pay our Property Manager a project management fee equal to 5% of the total hard and soft costs for managing tenant and capital improvements. Our Property Manager will be reimbursed for the costs and expenses incurred on our behalf to the extent included in an annual business plan for a property, or as we may otherwise agree.

Policies Regarding Review, Approval or Ratification of Transactions with Related Persons

Transactions with related persons, as defined by Item 404 of the SEC’s Regulation S-K, are transactions in which the Company was or is a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. Related parties include any executive officers, directors, director nominees, beneficial owners of more than 5% of the Company’s voting securities, immediate family members or any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed and in which such person has a 10% or greater beneficial ownership interest.

The Company has written formal policies and procedures for the review, approval or ratification of transactions with related persons. Any agreement between us, a sponsor, our Advisor, a director or any affiliate thereof, the approval of which is not otherwise addressed in our articles of incorporation, other than the conversion or redemption of units of our operating partnership, may be effected only if a majority of our directors (including a majority of independent directors) approve such agreement as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. In addition, in order to reduce or eliminate certain potential conflicts of interest, our articles of incorporation contain a number of restrictions relating to transactions between us and our Advisor or its affiliates or related parties. These restrictions include the following:

•

We may purchase or lease an asset or assets from our sponsor, our Advisor, a director, or any affiliate thereof only upon a finding by a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to such sponsor, Advisor, director or affiliate, or, if the price to us is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable. In no event shall the purchase price of any property to us exceed its current appraised value as determined by an independent third party appraiser.

•

Our Advisor, sponsor, a director or an affiliate thereof may purchase or lease assets from us if a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us.

•	We may not make or invest in a loan secured by a mortgage on real property which is subordinate to the lien or other indebtedness of our Advisor, any director, the sponsor or an affiliate.

•

With respect to shares owned by our Advisor, our directors or any affiliate thereof, none of our Advisor, our directors or any of their affiliates may vote or consent on matters submitted to our stockholders regarding the removal of our Advisor, directors or any of their affiliates or any transaction between us and any of them. In determining the requisite percentage in interest of shares necessary to approve a matter on which our Advisor, directors and any affiliates may not vote or consent, any shares owned by any of them will not be included.

•

We will not make loans to our sponsor, our Advisor, our directors or any affiliate thereof except mortgage loans subject to restrictions governing loans contained in our articles of incorporation or loans to our subsidiaries.

•

We may not borrow money from our sponsor, Advisor, directors and any affiliate thereof, unless such borrowing is approved by a majority of our directors (including a majority of independent directors) not otherwise interested in such transaction as fair, competitive and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances.

Independent Directors

Under our articles of incorporation, a majority of our board of directors and also a majority of any committee of the board of directors must consist of independent directors, except for a period of 90 days after the death, removal or resignation of an independent director. The independent directors will appoint replacements for vacancies in the independent director positions. An independent director may not, directly or indirectly (including through a member of his immediately family), be associated with us, our Advisor or any of our affiliates within the last two years before becoming a director and at such time an independent director may not own any interest in, be employed by, have any material business or professional relationship with, serve as an officer or director of our Advisor or its affiliates, serve as a director of more than three REITs advised by our Advisor or its affiliates, or perform services (other than as an independent director) for us. Our independent directors are Bruce Douglas, Dennis N. Folken and Robert J. Woody. James M. Seneff, Jr. and Robert A. Bourne are not deemed independent directors.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP, our independent auditors, during 2011 for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table.

2011
Audit Fees	$287,000
Audit-Related Fees	72,723
Tax Fees	75,149
All Other Fees	—

Total Fees	$434,872

Audit Fees – Consists of professional services rendered in connection with the annual audit of the Company’s consolidated financial statements on Form 10-K and quarterly reviews of the Company’s interim financial statements on Form 10-Q. Audit fees also include fees for services performed by PricewaterhouseCoopers LLP that are closely related to the audit and in many cases could only be provided by the Company’s independent auditors. Such services include the issuance of comfort letters and consents related to the Company’s registration statements and capital raising activities, assistance with and review of other documents filed with the SEC and accounting advice on completed transactions.

Audit-Related Fees – Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations.

Tax Fees – Consists of services related to corporate tax compliance, including review of corporate tax returns, review of the tax treatments for certain expenses and tax due diligence relating to acquisitions.

All Other Fees – There were no professional services rendered by PricewaterhouseCoopers LLP that would be classified as other fees during the year ended December 31, 2011.

Pre-Approval of Audit and Non-Audit Services

Under our audit committee’s charter, as adopted by the audit committee on November 8, 2011, the annual audit services, as well as all audit-related services (assurance and related services that are reasonably related to the performance of the auditor’s review of the financial statements or that are traditionally performed by the independent auditor), requires the specific pre-approval of the audit committee. Additionally, all tax and non-audit services performed by our independent auditor require the pre-approval of the audit committee or its chairman.

The fee amounts for all services to be provided by the independent auditor are established annually by the audit committee, and any proposed service fees exceeding approved levels will require specific pre-approval by the audit committee. Requests to provide services that require specific approval by the audit committee are submitted to the audit committee by the independent auditor, the chief financial officer and the chief executive officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statement of Operations for the year ended December 31, 2011

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2011 and the period June 8, 2010 (Date of Inception) through December 31, 2010

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because they are not required.

(3)	Index to Exhibits:

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of February, 2012.

CNL HEALTHCARE TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	February 10, 2012
JAMES M. SENEFF, JR.

/s/ Robert A. Bourne	Vice Chairman of the Board	February 10, 2012
ROBERT A. BOURNE	and Treasurer

/s/ Bruce Douglas	Independent Director	February 10, 2012
BRUCE DOUGLAS

/s/ Dennis N. Folken	Independent Director	February 10, 2012
DENNIS N. FOLKEN

/s/ Robert J. Woody	Independent Director	February 10, 2012
ROBERT J. WOODY

/s/ Thomas K. Sittema	Chief Executive Officer (Principal Executive Officer)	February 10, 2012
THOMAS K. SITTEMA

/s/ Joseph T. Johnson	Senior Vice President and	February 10, 2012
JOSEPH T. JOHNSON	Chief Financial Officer (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2011 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2012 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibits:

3.1	Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

3.2	Articles of Amendment dated September 14, 2011 (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed October 5, 2011 (File No. 333-168129) and incorporated herein by reference.)

3.3	Articles of Amendment dated February 9, 2012 (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed February 9, 2012 (File No. 333-168129) and incorporated herein by reference.)

3.3	Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June10, 2011 and incorporated herein by reference.)

4.1	Form of Subscription Agreement (Previously filed as Appendix C to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

4.1	Form of Distribution Reinvestment Plan (Previously filed as Appendix D to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

4.2	Form of Redemption Plan (Previously filed as Appendix D to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.).)

4.4	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed October 20, 2010, and incorporated herein by reference.)

10.1	Amended and Restated Limited Partnership Agreement of CNL Properties Trust, LP (Previously filed as Exhibit 10.1 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

10.2	Advisory Agreement (Previously filed as Exhibit 10.3 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

10.2.1	Amendment to Advisory Agreement dated October 5, 2011 (Previously filed as Exhibit 10.1 to the Report on Form 8-K filed October 5, 2011 (File No. 333-168129) and incorporated herein by reference.)

10.3	Property Management Agreement (Previously filed as Exhibit 10.4 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

10.4	Service Agreement (Previously filed as Exhibit 10.5 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

10.5	Asset Purchase Agreement dated December 15, 2011 between Casper Retirement, LLC et al and CNL Properties Trust, LP (Filed herewith.)

10.6	Indemnification Agreement between CNL Properties Trust, Inc. and James M. Seneff, Jr. dated February 28, 2011. Each of the following directors and/or current and former officers has entered into a substantially similar agreement: Robert A. Bourne, R. Byron Carlock, Jr., Joseph T. Johnson, Holly J. Greer, dated February 28, 2011: Kay Redlich and Lisa Kallebo dated May 20, 2011; and Thomas K. Sittema, Stephen H. Mauldin, Sharon Yester, Kevin Maddron, Bruce Douglas, Dennis N. Folken, Robert J. Woody, dated January 11, 2012 and effective September 1, 2011. (Previously filed as Exhibit 10.6 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Healthcare Trust, Inc., formerly known as, CNL Properties Trust, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statements of Stockholders’ Equity, Consolidated Statement of Cash Flows and (ii) Notes to the Consolidated Financial Statements.

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