Form 10-Q
period 2012-03-31
CNL Healthcare Trust, Inc.
filed 2012-05-11
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54685

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

The number of shares of common stock of the registrant outstanding as of May 4, 2012 was 5,767,597.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2012 (Unaudited)	December 31, 2011
ASSETS

Real estate investment properties, net	$82,163,557	$—
Restricted cash	5,642,540	—
Cash	5,114,930	10,001,872
Intangibles, net	1,676,247	—
Loan costs, net	843,593	—
Prepaid and other assets	146,148	161,390
Deposits	—	400,000

Total Assets	$95,587,015	$10,563,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage note payable	$63,804,353	$—
Accounts payable and accrued expenses	832,657	668,120
Due to related parties	313,188	192,755

Total Liabilities	64,950,198	860,875

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share, 200,000,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000,000 and 7,000,000 shares authorized, respectively; 4,144,861 and 1,357,572 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	41,449	13,576
Capital in excess of par value	35,026,738	11,504,283
Accumulated loss	(4,172,880)	(1,759,580)
Accumulated distributions	(258,490)	(55,892)

Total Stockholders’ Equity	30,636,817	9,702,387

Total Liabilities and Stockholders’ Equity	$95,587,015	$10,563,262

See accompanying notes to condensed consolidated financial statements.

CNL HEATHCARE TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2012

Revenues:
Rental income from operating leases	$941,515

Total Revenues	941,515

Expenses:
Acquisition fees and expenses	1,899,413
General and administrative	484,048
Asset management fees	70,042
Property management fees	16,378
Depreciation and amortization	210,196

Total Expenses	2,680,077

Operating Loss	(1,738,562)

Other Income (Expense):
Interest and other income	101
Interest expense and loan cost amortization	(674,839)

Total Other Expense	(674,738)

Net Loss	$(2,413,300)

Net Loss Per Share of Common Stock (basic and diluted)	$(0.96)

Weighted Average Number Of Shares Of Common Stock outstanding (basic and diluted)	2,504,429

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2012 and the Year Ended December 31, 2011

	Common Stock		Capital in			Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Loss	Accumulated Distributions	Stockholders’ Equity

Balance at December 31, 2010	22,222	$222	$199,778	$—	$—	$200,000

Subscriptions received for common stock through through public offering and reinvestment plan	1,331,170	13,312	13,276,934	—	—	13,290,246

Stock distributions	4,180	42	(42)	—	—	—

Stock issuance and offering costs	—	—	(1,972,387)	—	—	(1,972,387)

Net loss	—	—	—	(1,759,580)	—	(1,759,580)

Cash distributions, declared and paid ($0.06666 per share)	—	—	—	—	(55,892)	(55,892)

Balance at December 31, 2011	1,357,572	$13,576	$11,504,283	$(1,759,580)	$(55,892)	$9,702,387

Subscriptions received for common stock through through public offering and reinvestment plan	2,772,093	27,721	27,672,203	—	—	27,699,924

Stock distributions	15,196	152	(152)	—	—	—

Stock issuance and offering costs	—	—	(4,149,596)	—	—	(4,149,596)

Net loss	—	—	—	(2,413,300)		(2,413,300)

Cash distributions, declared and paid ($0.0999 per share)	—	—	—	—	(202,598)	(202,598)

Balance at March 31, 2012	4,144,861	$41,449	$35,026,738	$(4,172,880)	$(258,490)	$30,636,817

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Three Months Ended March 31, 2012
Operating Activities:
Net Cash Used in Operating Activities	$(1,954,009)

Investing Activities:
Acquisition of property	(83,650,000)
Changes in restricted cash	(5,642,540)
Other	(7,683)

Net Cash Flows Used in Investing Activities	(89,300,223)

Financing Activities:
Subscriptions received for common stock through public offering	27,587,629
Payment of stock issuance costs	(4,044,440)
Distributions to stockholders, net of distribution reinvestments	(90,303)
Proceeds from mortgage note payable	71,400,000
Principal payment on mortgage note payable	(7,595,647)
Payment of loan costs	(889,949)

Net Cash Flows Provided by Financing Activities	86,367,290

Net decrease in cash	(4,886,942)
Cash at beginning of period	10,001,872

Cash at End of Period	$5,114,930

Supplemental Disclosure of Non-Cash Transactions:
Amounts incurred but not paid (included in due to related parties):
Selling Commissions and Marketing Support Fees	$228,738

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

1.	Organization:

CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., (“the Company”) is a Maryland corporation incorporated on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. In order to better reflect the concentrated investment focus, as described below, the Company amended its amended and restated articles of incorporation on February 9, 2012 to change the name of the Company to CNL Healthcare Trust, Inc.

In February 2012, the Company announced it began placing its investment focus on acquiring properties primarily in the United States within the senior housing and healthcare sectors although the Company may also acquire properties in the lifestyle and lodging sectors. Senior housing asset classes the Company may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, memory care facilities and skilled nursing facilities. Healthcare asset classes the Company may acquire include medical office buildings, as well as other types of healthcare and wellness-related properties such as physicians’ offices, specialty medical and diagnostic service providers, specialty hospitals, walk-in clinics and outpatient surgery centers, hospitals and inpatient rehabilitative facilities, long-term acute care hospitals, pharmaceutical and medical supply manufacturing facilities, laboratories and research facilities and medical marts. Lifestyle asset classes the Company may acquire are those properties that reflect or are affected by the social, consumption and entertainment values and choices of the Company’s society and generally include ski and mountain resorts, golf courses, attractions (such as amusement parks, waterparks and family entertainment centers), marinas, and other leisure or entertainment-related properties. Lodging asset classes the Company may acquire include resort, boutique and upscale properties or any full service, limited service, extended stay and/or other lodging-related properties. The Company expects to primarily lease its properties to wholly-owned taxable REIT subsidiaries (“TRS Entities”) and engage independent third-party managers under management agreements to operate the properties as permitted under applicable tax regulations, however, it may also lease its properties to third-party tenants under a triple-net lease. The Company also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing.

On June 27, 2011, the Company commenced its initial public offering of up to $3.0 billion of shares of common stock (the “Offering”), including shares being offered from its distribution reinvestment plan (the “Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The shares are being offered at $10.00 per share or $9.50 per share pursuant to the Reinvestment Plan unless changed by the board of directors. As of October 5, 2011, the Company received and accepted aggregate subscriptions in excess of the minimum offering amounts of $2.0 million in shares of common stock and the Company commenced operations. Prior to October 5, 2011, the Company was in its development stage and had not commenced operations. As a result, there are no comparative financial statements for the three months ended March 31, 2011.

2.	Summary of Significant Accounting Policies:

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim period presented. Amounts as of December 31, 2011, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued):

statements as of that date but do not include all disclosures required by GAAP. These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2011, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany balances have been eliminated in consolidation.

The Company has no items of other comprehensive income (loss) in the periods presented and therefore, has not included other comprehensive income (loss) or total comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant estimates and assumptions are made in connection with the allocation of purchase price. Actual results could differ from those estimates.

Allocation of Purchase Price for Real Estate Acquisitions — Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements, tenant improvements and equipment) and identifiable intangible assets (consisting of in-place leases) and allocates the purchase price to the assets acquired and liabilities assumed. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on the determination of the fair values of these assets.

The purchase price is allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered include estimates of carrying costs during hypothetical expected lease up periods, including estimates of lost rental income during the expected lease up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses.

Depreciation and Amortization — Real estate costs related to the acquisition and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Real estate assets are stated at cost less accumulated depreciation, which is computed using the straight-line method of accounting over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 39 years and equipment is depreciated over their estimated useful lives.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued):

Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs related to the lease would be written off.

Real Estate Impairments — Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of the Company’s real estate assets or the strategy of its overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of the Company’s real estate assets; or (v) significant negative industry or economic trends. When such events or changes in circumstances are present, the Company will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying amount of the asset to the estimated fair value. Fair values are generally determined based on incorporating market participant assumptions, discounted cash flow models and the Company’s estimates reflecting the facts and circumstances of each property.

Fair Value Measurements — GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. When market data inputs are unobservable, the Company utilizes inputs that it believes reflects the Company’s best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

Restricted Cash — Certain amounts of cash are deposited in a restricted account controlled by the Company’s lender under the terms of the loan agreement or are restricted to fund future expenditures for the Company’s real estate properties. Such amounts have been classified as restricted cash in the accompanying condensed consolidated balance sheets.

Revenue Recognition — Rental revenue from leases is recorded on the straight-line basis over the terms of the leases. The Company’s leases require the tenants to pay certain contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties. These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income from operating leases in the accompanying consolidated statement of operations.

Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the life of the debt using the effective interest rate.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued):

Net Loss per Share — Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding for the full period presented. Therefore, the weighted average number of shares outstanding for the three months ended March 31, 2012 include stock distributions declared through March 31, 2012 as if they were outstanding as of the beginning of the period presented. The weighted average number of shares of common stock outstanding for the three months ended March 31, 2012 were 2,504,429 (including 19,376 shares declared and issued as a stock dividend through March 31, 2012).

Recent Accounting Pronouncements — In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

3.	Acquisitions:

During the three months ended March 31, 2012, the Company acquired the following five senior housing properties:

Property/Description	Location	Date of Acquisition	Allocated Purchase Price

Sweetwater Retirement Community	Billings, MT	2/16/2012	$16,640,440
One senior housing property
Primrose Retirement Community of Grand Island	Grand Island, NE	2/16/2012	13,862,710
One senior housing property
Primrose Retirement Community of Marion	Marion, OH	2/16/2012	15,480,587
One senior housing property
Primrose Retirement Community of Mansfield	Mansfield, OH	2/16/2012	19,129,186
One senior housing property
Primrose Retirement Community of Casper	Casper, WY	2/16/2012	18,937,077
One senior housing property

			$84,050,000

The senior housing properties above are subject to long-term triple-net leases with a base term of 10 years and two additional five-year renewal options. Annual base rent is equal to the properties’ lease basis multiplied by the lease rate. The lease rate is 7.875% in the initial lease year and will escalate thereafter pursuant to the lease agreements. Annual capital reserve income is paid to the Company based on $300 per unit annually.

The following summarizes the allocation of the purchase price for the above properties, and the estimated fair values of the assets acquired:

Total Purchase Price Allocation
Land and land improvements	$5,746,081
Buildings	75,680,273
Equipment	933,313
Intangibles - in-place leases	1,690,333

$84,050,000

The weighted-average amortization period for intangible in-place leases acquired is 10 years.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

3.	Acquisitions (continued):

The revenues and net loss attributable to the properties included in the Company’s unaudited condensed consolidated operations were approximately $0.9 million and ($2.1) million, respectively, for the three months ended March 31, 2012.

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties were acquired as of January 1, 2012 and owned during the three months ended March 31, 2012:

Three months ended March 31, 2012
Revenues	$1,922,754

Net loss (1)	$(792,061)

Loss per share of common stock (basic and diluted)	$(0.30)

Weighted average number of shares of common stock outstanding (basic and diluted) (2)	2,615,863

FOOTNOTES:

(1)	Non-recurring acquisition related expenses directly attributable to the acquisition of the five senior housing properties and included in the condensed consolidated statement of operations for the three months ended March 31, 2012, of approximately $1.9 million have been eliminated.

(2)	As a result of the properties being treated as operational since January 1, 2012, the Company assumed approximately 603,303 shares were issued as of January 1, 2012. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2012 instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the period presented.

4.	Real Estate Investment Properties, net:

As of March 31, 2012, real estate investment properties consisted of the following:

March 31, 2012
Land and land improvements	$5,746,081
Buildings	75,680,273
Equipment	933,313
Less: accumulated depreciation	(196,110)

$82,163,557

For the three months ended March 31, 2012, depreciation expense on the Company’s real estate investment properties was approximately $0.2 million.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

5.	Operating leases:

As of March 31, 2012, the Company owned five real estate investment properties that were 100% leased under operating leases. The leases will expire in February 2022, subject to the tenant’s option to extend the leases for two, additional five-year renewal options. Annual base rent is equal to the properties’ lease basis multiplied by the lease rate. The lease rate is 7.875% in the initial lease year and will escalate thereafter pursuant to the lease agreements. Annual capital reserve income is paid to the Company based on $300 per unit annually. Under the terms of the lease agreements, the tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. The tenant is expected to pay directly to taxing authorities for real estate taxes, however, if the tenant does not pay, the Company will be liable.

The following is a schedule of future minimum lease payments to be received under non-cancellable operating leases as of March 31, 2012:

2012	$4,970,551
2013	6,810,869
2014	7,021,263
2015	7,231,656
2016	7,442,050
Thereafter	41,446,431

$74,922,820

6.	Intangibles, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2012 are as follows:

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of March 31, 2012
In place leases	$1,690,333	$(14,086)	$1,676,247

Amortization expense on the Company’s intangible assets was approximately $0.01 million for the three months ended March 31, 2012.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

6.	Intangibles, net (continued):

The estimated future amortization for the Company’s intangible assets as of March 31, 2012 was as follows:

2012	$126,775
2013	169,033
2014	169,033
2015	169,033
2016	169,033
Thereafter	873,340

$1,676,247

7.	Borrowing:

In connection with the closing of the five senior housing properties, the Company entered into a collateralized loan agreement with a lender, providing for a one-year senior facility in the original aggregate principal amount of $71.4 million (the “Loan”). The Loan matures in February 2013. The Loan initially bore interest at LIBOR plus 6.00% and the Company was required to pay down the Loan at an amount equal to 50% of the net offering proceeds collected through the Company’s offering of common stock, as defined in the loan agreement, until the Loan had been paid down to an outstanding principal balance of approximately $54.0 million. The Company met this requirement in April 2012, and for the remainder of the term, monthly interest only payments will be required through maturity, and the Loan will bear interest at a rate equal to LIBOR plus 3.25%. The Company may prepay the Loan at any time, without prepayment penalty.

The Loan is collateralized by first priority mortgages and deeds of trust on all real property of the properties and by an assignment of all leases and agreements relating to the use and occupancy of the properties. The Loan contains customary affirmative, negative and financial covenants including limitations on incurrence of additional indebtedness, restrictions on distributions, minimum occupancy at the properties, debt service coverage and minimum tangible net worth. As of March 31, 2012, the Company was in compliance with the aforementioned financial covenants.

The following is a schedule of future principal payments and maturity for the Company’s borrowing as of March 31, 2012:

2012	$9,769,853
2013	54,034,500

$63,804,353

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

7.	Borrowing (continued):

The fair market value and carrying value of the mortgage note payable was approximately $63.8 million, respectively as of March 31, 2012 based on then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our mortgage note payable is categorized as level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

8.	Related Party Arrangements:

For the three months ended March 31, 2012, the Company incurred the following fees in connection with its Offering:

Selling commissions	$1,921,434
Marketing support fees	823,472

Total	$2,744,906

For the three months ended March 31, 2012, the Company incurred the following fees and reimbursable expenses as follows:

Reimbursable expenses:
Offering costs	$1,404,690
Operating expenses	385,128

$1,789,818

Investment services fees	$1,554,925
Property management fees	16,378
Asset management fees	70,042

Total	$1,641,345

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

8.	Related Party Arrangements (continued):

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	March 31, 2012	December 31, 2011
Reimbursable expenses:
Offering costs	$—	$41,416
Operating expenses	68,072	69,173

	68,072	110,589

Selling commissions	$—	$57,516
Marketing Support fees	228,738	24,650
Property management fees	16,378	—

Total	245,116	82,166

	$313,188	$192,755

Organizational and other offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, marketing support fees and organizational and other offering costs do not exceed 15% of the gross proceeds of the Offering. The Advisor has incurred on the Company’s behalf approximately an additional $2.9 million of costs in connection with the Offering exceeding the 15% expense cap as of March 31, 2012. These costs will be recognized by the Company in future periods as the Company receives future Offering proceeds to the extent such costs are within such 15% limitation.

The Company maintains an account at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank in the amount of approximately $0.1 million and $0.2 million as of March 31, 2012 and December 31, 2011, respectively.

9.	Stockholders’ Equity:

Public Offering — As of March 31, 2012, the Company had received aggregate offering proceeds of approximately $41.0 million (4.1 million shares) including approximately $0.1 million (14,715 shares) received through its distribution reinvestment plan.

Distributions — During the three months ended March 31, 2012, the Company declared cash distributions of approximately $0.2 million of which $0.1 million were paid in cash to stockholders and $0.1 million were reinvested pursuant to the Company’s Reinvestment Plan. In addition, the Company declared and made stock distributions of 15,196 shares of common stock for the three months ended March 31, 2012.

For the three months ended March 31, 2012, 100.0% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.

No amounts distributed to stockholders for the three months ended March 31, 2012 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

CNL HEALTHCARE TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

10.	Commitment and Contingencies:

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

See Note 8. “Related Party Arrangements” for information on contingent interest due to the Company’s Advisor in connection with its Offering and expenses thereof.

11.	Subsequent Events:

The Company’s board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on April 1, 2012 and May 1, 2012. These distributions are to be paid and distributed by June 30, 2012.

During the period April 1, 2012 through May 4, 2012, the Company received additional subscription proceeds of approximately $16.2 million (1.6 million shares).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2012 and December 31, 2011. Amounts as of December 31, 2011, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2011.

Statement Regarding Forward Looking Information

Certain statements in this document may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., herein also referred to as “we,” “our,” or “us,” includes CNL Healthcare Trust, Inc. and each of its subsidiaries. We intend that all such forward-looking statements be covered by the safe-harbor provisions for forward-looking statements of Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable.

All statements, other than statements that relate solely to historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, results of operations, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should,” “continues,” “pro forma” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, the factors detailed in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012, and other documents filed from time to time with the United States Securities and Exchange Commission.

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

Management believes these forward-looking statements are reasonable. However, such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. Investors are cautioned not to place undue reliance on any forward-looking statements which are based on current expectations. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law.

Overview

CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., is a Maryland corporation incorporated on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) in 2012 for U.S. federal income tax purposes. In order to better reflect our current investment focus, as described below, we amended our amended and restated articles of incorporation on February 9, 2012 to change our name to CNL Healthcare Trust, Inc.

In February 2012, we announced that we will be placing our investment focus on acquiring properties primarily in the United States within the senior housing and healthcare sectors, although we may also acquire properties in the lifestyle and lodging sectors. Senior housing asset classes we may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, memory care facilities and skilled nursing facilities. Healthcare asset classes we may acquire include medical office buildings, as well as other types of healthcare and wellness-related properties such as physicians’ offices, specialty medical and diagnostic service providers, specialty hospitals, walk-in clinics and outpatient surgery centers, hospitals and inpatient rehabilitative facilities, long-term acute care hospitals, pharmaceutical and medical supply manufacturing facilities, laboratories and research facilities and medical marts. Lifestyle asset classes we may acquire are those properties that reflect or are affected by the social, consumption and entertainment values and choices of our society and generally include ski and mountain resorts, golf courses, attractions (such as amusement parks, waterparks and family entertainment centers), marinas, and other leisure or entertainment-related properties. Lodging asset classes we may acquire may include resort, boutique and upscale properties or any full service, limited service, extended stay and/or other lodging-related properties. We expect to primarily lease our properties to wholly-owned taxable REIT subsidiaries (“TRS Entities”) and engage independent third-party managers under management agreements to operate the properties as permitted under applicable tax regulations, however, we may also lease our properties to third-party tenants under a triple-net lease. We also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing. As of May 4, 2012, we had acquired five senior housing properties, for approximately $84.1 million and obtained financing for a portion of the purchase price. See “Uses of Liquidity and Capital Resources - Acquisitions” below for additional information.

We believe recent demographic trends and strong supply and demand indicators present a strong case for an investment focus on the acquisition of senior housing and healthcare properties. We believe that the senior housing and healthcare sectors will continue to provide attractive opportunities as compared to other asset sectors.

Portfolio Analysis

As of March 31, 2012, we owned five senior housing properties that were leased under triple net leases. Under this structure, we report rental income from operations and are not directly exposed to the variability of property-level operating revenues and expenses. While we are not directly impacted by the performance of the underlying properties, we believe that the financial and operational performance of our tenants provides an indication about the health of our tenant and their ability to pay our rent. When evaluating our tenant’s performance, management reviews operating statistics of the underlying properties, including revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which we define as total revenue divided by average number of occupied units during a month, is a performance metric within the healthcare sector. This metric assists us to determine the ability to achieve market rental rates and to obtain revenues from providing care related services.

For the month of March 31, 2012, the occupancy and RevPOU of our portfolio was approximately 96.4% and $3,286, respectively.

Liquidity and Capital Resources

General

Our primary source of capital has been and is expected to continue to be proceeds we receive from our Offering. Our principal demands for funds will be for:

•	the acquisition of real estate and real estate-related assets,

•	the payment of offering and operating expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	the payment of distributions.

Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from net proceeds from our Offering and financings. However, until such time as we are fully invested, we expect to continue to use proceeds from our Offering and financing proceeds to pay a portion of our operating expenses, distributions and debt service.

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

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, other assets, and undistributed operating cash flows and FFO. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

To date, our primary source of capital was the proceeds from our Offering. For the three months ended March 31, 2012, we received aggregate offering proceeds of approximately $27.7 million (2.8 million shares) including approximately $0.1 million (11,820 shares) received through our Reinvestment plan. During the period April 1, 2012 through May 4, 2012, we received additional subscription proceeds of approximately $16.2 million (1.6 shares). We expect to continue to raise capital under our Offering.

Borrowing

We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. In general, we have pledged our assets in connection with our borrowing. During the three months ended March 31, 2012, we borrowed approximately $71.4 million in connection with the acquisition of five senior housing properties. In addition, we incurred approximately $0.9 million in loan costs in connection with the transaction. As of March 31, 2012, we had approximately $5.6 million of cash held in an escrow account with the lender, as required by the Loan Agreement. As of March 31, 2012, we had an aggregate debt leverage ratio of approximately 66.9%. Our target leverage ratio is between 40% to 60% debt to total assets; however, during our early growth period leverage may be higher for a period of time.

In connection with the closing of the five senior housing properties, we entered into a collateralized loan agreement with a lender, providing for a one-year senior facility in the original aggregate principal amount of $71.4 million (the “Loan”). The Loan matures in February 2013. The Loan initially bore interest at LIBOR plus 6.00% and we were required to pay down the Loan at an amount equal to 50% of our net offering proceeds collected through our offering of common stock, as defined in the loan agreement, until the Loan had been paid down to an outstanding principal balance of approximately $54.0 million. We met this requirement in April 2012, and for the remainder of the term, monthly interest only payments will be required through maturity, and the Loan will bear interest at a rate equal to LIBOR plus 3.25%. We may prepay the Loan at any time, without prepayment penalty. As of the date of this filing, we have begun the process to refinance the outstanding principal balance with long-term fixed rate debt.

The Loan is collateralized by first priority mortgages and deeds of trust on all real property of the properties and by an assignment of all leases and agreements relating to the use and occupancy of the properties. The Loan contains customary affirmative, negative and financial covenants including limitations on incurrence of additional indebtedness, restrictions on distributions, minimum occupancy at the properties, debt service coverage and minimum tangible net worth. As of March 31, 2012, we were in compliance with the aforementioned financial covenants.

Uses of Liquidity and Capital Resources

Acquisitions

During the three months ended March 31, 2012, we acquired the following real estate investment properties:

Property/Description	Location	Date of Acquisition	Allocated Purchase Price
Sweetwater Retirement Community	Billings, MT	2/16/2012	$16,640,440
One senior housing property
Primrose Retirement Community of Grand Island	Grand Island, NE	2/16/2012	13,862,710
One senior housing property
Primrose Retirement Community of Marion	Marion, OH	2/16/2012	15,480,587
One senior housing property
Primrose Retirement Community of Mansfield	Mansfield, OH	2/16/2012	19,129,186
One senior housing property
Primrose Retirement Community of Casper	Casper, WY	2/16/2012	18,937,077
One senior housing property

			$84,050,000

The senior housing properties above are subject to long-term triple-net leases. The leases expire in February 2022 subject to the tenant’s option to extend the lease for two additional five year renewal options. Annual base rent is equal to the properties’ lease basis multiplied by the lease rate. The lease rate is 7.875% in the initial lease year and will escalate thereafter pursuant to the lease agreements. Annual capital reserve income is paid to us based on $300 per unit annually. Under the terms of the lease agreements, the tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. The tenant is expected to pay directly to taxing authorities for real estate taxes, however, if the tenant does not pay, we will be liable.

Stock Issuance and Offering Costs

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold. In addition, affiliates are entitled to reimbursement of actual expenses incurred in connection with the Offering, such as filing fees, legal, accounting, printing, and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

During the three months ended March 31, 2012, we incurred approximately $4.1 million in stock issuance and Offering costs. The Advisor had incurred approximately $2.9 million of additional costs in connection with the offering, exceeding the 15% limitation, on our behalf as of March 31, 2012. These costs will be recognized by us in future periods as we receive future offering proceeds to the extent that the costs are within the 15% limitation.

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

The amount of distributions declared to our stockholders will be determined by our Board of Directors and is dependent upon a number of factors, including:

•

Sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”), as well as, expected future long-term stabilized cash flows, FFO and MFFO;

•	The proportion of distributions paid in cash compared to the amount being reinvested through our reinvestment or distributions of stock;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

Distributions shall be paid quarterly and will be calculated for each stockholder as of the first day of each month the stockholder has been a stockholder of record in such quarter. The cash portion of such distribution shall be payable and the distribution of shares will be issued on or before the last day of the applicable quarter; however, in no circumstance will the cash distribution and the stock distribution be paid on the same day. Fractional shares of common stock accruing as distributions will be rounded to the nearest hundredth when issued on the distribution date. For the three months ended March 31, 2012, we distributed 15,196 shares of common stock.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for the three months ended March 31, 2012. We commenced operations on October 5, 2011, as such there were no distributions declared during the three months ended March 31, 2011.

				Paid in Cash
Cash Distributions Per Share	Total Cash Distributions Declared	Distributions Reinvested (1)	Cash Distributions(2)	Cash Flows Provided by Operating Activities (3)
$0.09999	$202,598	$112,295	$90,303	$—

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by proceeds from our Offering.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our Offering as opposed to operating cash flows. Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)	For the three months ended March 31, 2012, cash distributions paid to stockholders were 100% funded with proceeds from our Offering.

For the three months ended March 31, 2012, 100.0 % of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the three months ended March 31, 2012, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement. The distribution of new common shares to the recipients is non-taxable.

Our board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on April 1, 2012 and May 1, 2012. These distributions are to be paid and distributed by June 30, 2012.

Net Cash Used in Operating Activities

During the three months ended March 31, 2012, we used approximately $2.0 million of net cash in operating activities. Approximately $1.9 million of such amount were acquisition fees and expenses which were funded from proceeds of our Offering. The balance was primarily general and administrative expenses and asset management fees in excess of our rental income from operating leases from our real estate investments for the period. Because we have only recently acquired properties and are in our acquisition stage, the rental income from operating leases from our properties is not yet sufficient to fund all of our expenses. Additionally, acquisition fees and expenses are funded with offering or debt proceeds even though they are required to be shown as a use of operating cash in accordance with GAAP. Until such time as we generate sufficient rental income from operating leases from our investments, we expect to continue to fund such amounts with offering proceeds.

Results of Operations

From the time of our formation on June 8, 2010 through October 4, 2011, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock. Operations commenced on October 5, 2011, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow. As a result, there are no comparative financial statements for the three months ended March 31, 2011.

The results of operations for the three months ended March 31, 2012, are not indicative of future performance due to the limited time in which we have been operational and the fact that we completed our first property acquisitions during the first quarter. As we continue to acquire properties, we expect to have increased revenues and incur greater expenses in each of the above categories.

The following is a discussion of our results of operations for the three months ended March 31, 2012:

Rental Income from Operating Leases. Rental income from operating leases was approximately $0.9 million for the three months ended March 31, 2012 as a result of the five senior housing properties acquired in February 2012.

General and Administrative. General and administrative expenses for the three months ended March 31, 2012 were approximately $0.5 million and were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of director fees.

Acquisition Fees and Expenses. Acquisition fees and expenses for the three months ended March 31, 2012 were approximately $1.9 million primarily relating to the five senior housing properties acquired in February 2012. This amount includes an investment services fee of approximately $1.6 million that was paid to our Advisor for services in connection with identifying, negotiating and closing on the five senior housing properties acquired in February 2012.

Asset Management Fees. We incurred approximately $0.1 million in asset management fees payable to our Advisor during the three months ended March 31, 2012, as a result of the five senior housing properties acquired.

Property Management Fees. We incurred approximately $0.02 million in property management fees payable to our property manager during the three months ended March 31, 2012, as a result of its services in managing the property operations of our five senior housing properties.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2012 was approximately $0.2 million and was comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our five senior housing properties.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the three months ended March 31, 2012 was approximately $0.7 million consisting primarily of interest expense and loan cost amortization relating to debt obtained which is collateralized by our five senior housing properties.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in “Part II, Item 1A” of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the three months ended March 31, 2012:

Net Loss	$(2,413,300)
Adjustments:
Depreciation and amortization	210,196

FFO	(2,203,104)
Acquisition fees and expenses (1)	1,899,413
Straight-line adjustments for leases (2)	(108,007)

MFFO	$(411,698)

Weighted average number of shares of common stock outstanding (basic and diluted)	2,504,429

FFO per share (basic and diluted)	$(0.88)

MFFO per share (basic and diluted)	$(0.16)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income or (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2012.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of March 31, 2012:

Contractual Obligations

	Payments Due by Period
	Less than 1 year	Years 1-3	Years 3-5	More than 5 Years	Total
Mortgage note payable (principal and interest)	$11,218,325	$54,281,407	$—	$—	$65,499,732

Critical Accounting Policies and Estimates

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2011 for a summary of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Item 1. “Financial Information” for a summary of the impact of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and to make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We may be exposed to foreign currency exchange rate movements in the event that we invest outside of the United States. At such time as we have foreign investments, we will evaluate various foreign currency risk mitigating strategies in an effort to minimize any impact on earnings.

The following is a schedule as of March 31, 2012, of our variable rate debt maturities for the remainder of 2012 and each of the next four years, and thereafter (principal maturities only):

	Expected Maturities
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Variable rate debt	$9,769,853	$54,034,500	$—	$—	$—	$—	$63,804,353	$63,804,353	(2)

Average interest rate on variable debt (1)	LIBOR + 3.25%	LIBOR + 3.25%

FOOTNOTES:

(1)	The 30-day LIBOR rate was approximately 0.24% at March 31, 2012.
(2)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

We estimate that the fair value of our fixed rate debt approximates the carrying value as of March 31, 2012 based upon the recent closing of our debt.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer, principal financial officer, and principal accounting officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

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

We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2011. Except for revisions to the risk factors below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Changes in accounting pronouncements could adversely impact our or our tenants’ reported financial performance. Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and the Commission, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. In such event, tenants may determine not to lease properties from us, or, if applicable, exercise their option to renew their leases with us. This in turn could cause a delay in investing our offering proceeds, make it more difficult for us to enter into leases on terms we find favorable and impact the distributions to stockholders.

Cyber security risks and cyber incidents could adversely affect our business and disrupt operations. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Use of Proceeds from Registered Securities

On June 27, 2011, our Registration Statement (File No. 333-168129), covering a public offering of up to 300,000,000 shares of common stock, was declared effective by the SEC, and our Offering commenced and is ongoing. The use of proceeds from our Offering was as follows as of March 31, 2012:

	Total	Payments to Affiliates (2)	Payments to Others
Shares registered	300,000,000
Aggregate price of offering amount registered	$3,000,000,000
Shares sold (1)	4,103,268
Aggregate amount sold	$40,990,170
Offering expenses (3)	(5,893,245)	$(3,824,425)	$(2,068,820)

Net offering proceeds to the issuer	35,096,925
Proceeds from borrowings, net of loan costs	70,410,051

Total net offering proceeds and borrowings	105,506,976
Purchases of Real Estate	(84,050,000)		(84,050,000)
Payment of acquisition fees and expenses	(2,791,726)	(1,579,271)	(1,212,455)
Restricted cash accounts (4)	(5,632,690)		(5,632,690)
Repayment of borrowings	(7,595,647)		(7,595,647)
Payment of distributions (5)	(258,490)	(3,704)	(254,786)
Payment of lease costs	(7,683)		(7,683)
Payment of operating expenses (3)	(55,810)	(55,810)

Unused proceeds from Offering and borrowings	$5,114,930

FOOTNOTES:

(1)	Excludes unregistered shares.
(2)	Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.
(3)	Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the Managing Dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in payments to others for purposes of this table. This table does not include amounts incurred by the Advisor in excess of 15% limitation described in the footnotes to the accompanying financial statements.
(4)	Represents amounts in cash reserve accounts established by lenders for property expenses.
(5)	Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering and borrowings. The amounts presented above represent the net proceeds used for such purposes as of March 31, 2012. Distributions paid includes amounts reinvested pursuant to our distributions reinvestment plan of $139,796 (14,715 shares).

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from the Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay distributions and operating expenses from our net proceeds from our Offering.

Item 3.	Defaults Upon Senior Securities - None

Item 4:	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of May 2012.

CNL HEALTHCARE TRUST, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Healthcare Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Healthcare Trust, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Stockholder Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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