Form 10-Q
period 2012-06-30
CNL Healthcare Trust, Inc.
filed 2012-08-14
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of August 9, 2012 was 10,174,124.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS

Real estate investment properties, net	$81,573,932	$—
Investment in unconsolidated entity	56,142,185	—
Cash	13,082,283	10,001,872
Intangibles, net	1,633,989	—
Loan costs, net	1,687,910	—
Prepaid and other assets	542,824	161,390
Due from affiliates	131,360	—
Restricted cash	39,400	—
Deposits	—	400,000

Total Assets	$154,833,883	$10,563,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage notes payable	$89,878,000	$—
Accounts payable and accrued expenses	2,620,623	668,120
Due to related parties	514,983	192,755
Other liabilities	56,815	—

Total Liabilities	93,070,421	860,875

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.01 par value per share, 200,000,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000,000 and 7,000,000 shares authorized, respectively; 8,317,844 and 1,357,572 shares issued and 8,316,795 and 1,357,572 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	83,168	13,576
Capital in excess of par value	70,149,094	11,504,283
Accumulated loss	(7,652,445)	(1,759,580)
Accumulated distributions	(816,355)	(55,892)

Total Stockholders’ Equity	61,763,462	9,702,387

Total Liabilities and Stockholders’ Equity	$154,833,883	$10,563,262

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012

Revenues:
Rental income from operating leases	$1,922,467	$2,863,982

Total Revenues	1,922,467	2,863,982

Expenses:
Acquisition fees and expenses	2,429,230	4,328,643
General and administrative	575,352	1,059,400
Asset management fees	210,125	280,167
Property management fees	33,137	49,515
Depreciation and amortization	631,883	842,079

Total Expenses	3,879,727	6,559,804

Operating Loss	(1,957,260)	(3,695,822)

Other Income (Expense):
Interest and other income	5,245	5,346
Interest expense and loan cost amortization	(753,922)	(1,428,761)
Equity in earnings (loss) of unconsolidated entity	(773,628)	(773,628)

Total Other Expense	(1,522,305)	(2,197,043)

Net Loss	$(3,479,565)	$(5,892,865)

Net Loss Per Share of Common Stock (basic and diluted)	$(0.55)	$(1.33)

Weighted Average Number of Shares of Common Stock Outstanding (basic and diluted)	6,326,923	4,428,705

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012 and the Year Ended December 31, 2011

(Unaudited)

	Common Stock		Capital in			Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Loss	Accumulated Distributions	Stockholders’ Equity

Balance at December 31, 2010	22,222	$222	$199,778	$—	$—	$200,000

Subscriptions received for common stock through through public offering and reinvestment plan	1,331,170	13,312	13,276,934	—	—	13,290,246

Stock distributions	4,180	42	(42)	—	—	—

Stock issuance and offering costs	—	—	(1,972,387)	—	—	(1,972,387)

Net loss	—	—	—	(1,759,580)	—	(1,759,580)

Cash distributions, declared and paid ($0.06666 per share)	—	—	—	—	(55,892)	(55,892)

Balance at December 31, 2011	1,357,572	13,576	11,504,283	(1,759,580)	(55,892)	9,702,387

Subscriptions received for common stock through public offering and reinvestment plan	6,903,341	69,032	68,885,420	—	—	68,954,452

Stock distributions	56,931	570	(570)	—	—	—

Redemption of common stock	(1,049)	(10)	(10,464)			(10,474)

Stock issuance and offering costs	—	—	(10,229,575)	—	—	(10,229,575)

Net loss	—	—	—	(5,892,865)	—	(5,892,865)

Cash distributions, declared and paid ($0.19998 per share)	—	—	—		(760,463)	(760,463)

Balance at June 30, 2012	8,316,795	$83,168	$70,149,094	$(7,652,445)	$(816,355)	$61,763,462

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months Ended June 30, 2012

Operating Activities:
Net Cash Used in Operating Activities	$(1,856,857)

Investing Activities:
Acquisition of property	(83,650,000)
Investment in unconsolidated entity	(56,915,813)
Changes in restricted cash	(39,400)
Other	(9,087)

Net Cash Flows Used in Investing Activities	(140,614,300)

Financing Activities:
Subscriptions received for common stock through public offering	68,533,285
Payment of stock issuance costs	(10,418,795)
Distributions to stockholders, net of distribution reinvestments	(339,296)
Redemption of common stock	(10,474)
Proceeds from mortgage note payable	111,400,000
Principal payment on mortgage note payable	(21,522,000)
Payment of loan costs	(2,091,152)

Net Cash Flows Provided by Financing Activities	145,551,568

Net increase in cash	3,080,411
Cash at beginning of period	10,001,872

Cash at End of Period	$13,082,283

Supplemental Disclosure of Non-Cash Transactions:
Amounts incurred but not paid (included in due to related parties):
Selling Commissions and Marketing Supporting Fees	$196,753

Stock distributions (at par)	$570

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

1.	Organization

CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., (“the Company”) is a Maryland corporation incorporated on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes in 2012. In order to better reflect the concentrated investment focus, as described below, the Company amended its amended and restated articles of incorporation on February 9, 2012 to change its name to CNL Healthcare Trust, Inc.

In February 2012, the Company announced it would place its investment focus on acquiring properties primarily in the United States within the senior housing and healthcare sectors, although the Company may also acquire properties in the lifestyle and lodging sectors. Senior housing asset classes the Company may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, memory care facilities and skilled nursing facilities. Healthcare asset classes the Company may acquire include medical office buildings, as well as other types of healthcare and wellness-related properties such as physicians’ offices, specialty medical and diagnostic service providers, specialty hospitals, walk-in clinics and outpatient surgery centers, hospitals and inpatient rehabilitative facilities, long-term acute care hospitals, pharmaceutical and medical supply manufacturing facilities, laboratories and research facilities and medical marts. Lifestyle asset classes the Company may acquire are those properties that reflect or are affected by the social, consumption and entertainment values of society and generally include ski and mountain resorts, golf courses, attractions (such as amusement parks, waterparks and family entertainment centers), marinas, and other leisure or entertainment-related properties. Lodging asset classes the Company may acquire include resort, boutique and upscale properties or any full service, limited service, extended stay and/or other lodging-related properties. The Company expects to primarily lease its properties to wholly-owned taxable REIT subsidiaries (“TRS Entities”) and engage independent third-party managers under management agreements to operate the properties as permitted under applicable tax regulations. However, it may also lease its properties to third-party tenants under a triple-net lease. The Company also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing.

On June 27, 2011, the Company commenced its initial public offering of up to $3.0 billion of shares of common stock (the “Offering”), including shares being offered from its distribution reinvestment plan (the “Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The shares are being offered at $10.00 per share, or $9.50 per share pursuant to the Reinvestment Plan, unless changed by the board of directors. As of October 5, 2011, the Company received and accepted aggregate subscriptions in excess of the minimum offering amounts of $2.0 million in shares of common stock and the Company commenced operations. Prior to October 5, 2011, the Company was in its development stage and had not commenced operations. As a result, there are no comparative financial statements for the quarter and six months ended June 30, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany balances have been eliminated in consolidation.

In accordance with the guidance for the consolidation of variable interest entities (“VIE”), the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a variable interest entity. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements.

The Company has no items of other comprehensive income (loss) in the periods presented and therefore, has not included other comprehensive income (loss) or total comprehensive income (loss) in the accompanying unaudited condensed consolidated financial statements.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and analysis of real estate and equity method investments. Actual results could differ from those estimates.

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

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Investment in Unconsolidated Entity — The Company accounts for its investment in an unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control this entity. This investment is recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entity. Based on the respective venture structure and preference the Company receives on distributions and liquidation, the Company records its equity in earnings of the entity under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognizes income or loss in each period as if the net book value of the assets in the venture were hypothetically liquidated at the end of each reporting period following the provisions of the joint venture agreement. In any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation.

Depreciation and Amortization — Real estate costs related to the acquisition and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Real estate assets are stated at cost less accumulated depreciation, which is computed using the straight-line method of accounting over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 39 years and equipment is depreciated over its estimated useful life.

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

For real estate the Company indirectly owns through an investment in a joint venture, tenant-in-common interest or other similar investment structure and accounts for under the equity method, when impairment indicators are present, the Company compares the estimated fair value of its investment to the carrying value. An impairment charge will be recorded to the extent the fair value of its investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Fair Value Measurements — GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. When market data inputs are unobservable, the Company utilizes inputs that it believes reflects the Company’s best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

Revenue Recognition — Rental revenue from leases is recorded on the straight-line basis over the terms of the leases. The Company’s leases require the tenants to pay certain contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties. These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income from operating leases in the accompanying condensed consolidated statement of operations.

Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the life of the debt using the effective interest rate.

Net Loss per Share — Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding for the full periods presented. Therefore, the weighted average number of shares outstanding for the quarter and six months ended June 30, 2012 has been revised to include stock distributions declared through June 30, 2012 as if they were outstanding as of the beginning of each period presented. Included in the weighted average shares outstanding for the quarter and six months ended June 30, 2012 are 61,111 shares declared as stock distributions through June 30, 2012.

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

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

3.	Acquisitions

Consolidated Entities — During the six months ended June 30, 2012, the Company acquired the following five senior housing properties:

Property/Description	Location	Date of Acquisition	Allocated Purchase Price

Sweetwater Retirement Community	Billings, MT	2/16/2012	$16,640,440
One senior housing property
Primrose Retirement Community of Grand Island	Grand Island, NE	2/16/2012	13,862,710
One senior housing property
Primrose Retirement Community of Marion	Marion, OH	2/16/2012	15,480,587
One senior housing property
Primrose Retirement Community of Mansfield	Mansfield, OH	2/16/2012	19,129,186
One senior housing property
Primrose Retirement Community of Casper	Casper, WY	2/16/2012	18,937,077
One senior housing property

			$84,050,000

The senior housing properties above are subject to long-term triple-net leases with a base term of 10 years and two additional five-year renewal options. Annual base rent is equal to the properties’ lease basis multiplied by the lease rate. The lease rate is 7.875% in the initial lease year and will escalate thereafter pursuant to the lease agreements. Annual capital reserve income is paid to the Company based on $300 per unit each year.

The following summarizes the allocation of the purchase price for the above properties, and the estimated fair values of the assets acquired:

Total Purchase Price

Land and land improvements	$5,746,081
Buildings	75,680,273
Equipment	933,313
In-place lease intangibles	1,690,333

$84,050,000

The weighted-average amortization period for in-place lease intangibles as of the date of the acquisition was 10 years.

The revenues and net income (loss) attributable to the properties included in the Company’s unaudited condensed consolidated operations were approximately $1.9 million and $0.3 million for the quarter ended June 30, 2012, respectively, and $2.9 million and $(1.6) million for the six months ended June 30, 2012, respectively.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

3.	Acquisitions (continued)

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties were acquired as of January 1, 2012 and owned during the quarter and six months ended June 30, 2012:

	Quarter ended June 30, 2012	Six months ended June 30, 2012
Revenues	$1,922,467	$3,844,948

Net loss	$(3,479,565)	$(6,171,923)

Loss per share of common stock (basic and diluted)	$(0.55)	$(1.38)

Weighted average number of shares of common stock outstanding (basic and diluted) (1)	6,326,923	4,484,422

FOOTNOTES:

(1)	As a result of the properties being treated as operational since January 1, 2012, the Company assumed approximately 603,303 shares were issued as of January 1, 2012. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2012 instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the periods presented.

4.	Real Estate Investment Properties, net

As of June 30, 2012, real estate investment properties consisted of the following:

Land and land improvements	$5,746,081
Buildings	75,680,273
Equipment	933,313
Less: accumulated depreciation	(785,735)

$81,573,932

For the quarter and six months ended June 30, 2012, depreciation expense on the Company’s real estate investment properties was approximately $0.6 million and $0.8 million, respectively.

5.	Operating Leases

As of June 30, 2012, the Company owned five real estate investment properties that were 100% leased under operating leases. The leases will expire in February 2022, subject to the tenant’s option to extend the leases for two additional five-year renewal options. Annual base rent is equal to the properties’ lease basis multiplied by the lease rate. The lease rate is 7.875% in the initial lease year and will escalate thereafter pursuant to the lease agreements. Annual capital reserve income is paid to the Company based on $300 per unit each year. Under the terms of the lease agreements, the tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

5.	Operating leases (continued)

The tenant is expected to pay real estate taxes directly to taxing authorities. However, if the tenant does not pay, the Company will be liable.

The following is a schedule of future minimum lease payments to be received under non-cancellable operating leases as of June 30, 2012:

2012	$3,372,800
2013	6,929,069
2014	7,139,463
2015	7,349,856
2016	7,560,250
Thereafter	42,057,132

$74,408,570

6.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2012 are as follows:

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of June 30, 2012

In-place leases	$1,690,333	$(56,344)	$1,633,989

Amortization expense on the Company’s intangible assets was approximately $0.04 million and $0.06 million for the quarter and six months ended June 30, 2012, respectively.

The estimated future amortization for the Company’s intangible assets as of June 30, 2012 was as follows:

2012	$84,517
2013	169,033
2014	169,033
2015	169,033
2016	169,033
Thereafter	873,340

$1,633,989

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

7.	Unconsolidated Entity

Unconsolidated Entity — In June 2012, the Company acquired a 55% membership interest in seven senior housing properties through a joint venture, CHTSUN Partners IV, LLC (“CHTSun IV”), formed by the Company and its co-venture partner, Sunrise Senior Living Investments, Inc. (“Sunrise”), for approximately $56.7 million. The remaining 45% interest is held by Sunrise. The total acquisition price for the seven senior housing properties was approximately $226.1 million. CHTSun IV obtained a $125.0 million loan from The Prudential Insurance Company of America (“Prudential”), a portion of which was used to refinance the existing indebtedness encumbering the properties in the portfolio. The non-recourse loan which is collateralized by the properties has a maturity date of March 5, 2019 and a fixed-interest rate of 4.66% on $55.0 million of the principal amount and 5.25% on $70.0 million of the principal amount of the loan. The loan requires interest-only payments on $55.0 million of the principal amount until September 5, 2012 and interest-only payments on $70 million of the principal amount until January 5, 2013 and monthly payments on both outstanding amounts thereafter of principal and interest based upon a 30-year amortization schedule.

Under the terms of the venture agreement for CHTSun IV, the Company is entitled to receive a preferred return of 11% on its invested capital for the first six years and shares control over major decisions with Sunrise. Subject to certain restrictions, Sunrise has the option to acquire 100% of the Company’s interest in the Joint Venture in years one and two and in years four through seven. The calculation of Sunrise’s purchase price is based upon a predetermined formula as provided in the venture agreement.

The Company accounts for this investment under the equity method of accounting. While several significant decisions are shared between the Company and its joint venture partner, the Company does not control the venture or direct the activities that most significantly impact the venture’s performance.

As of June 30, 2012, the Company’s investment in its unconsolidated entity was approximately $56.1 million. The following tables present financial information for the Company’s unconsolidated entity as of and for the quarter and six months ended June 30, 2012:

Summarized operating data:

	Quarter ended June 30, 2012 (2)	Six months ended June 30, 2012 (2)

Revenue	$—	$—

Operating loss	$(1,372,635)	$(1,372,635)

Net loss	$(1,433,935)	$(1,433,935)

Loss allocable to venture partner (1)	$(660,307)	$(660,307)

Loss allocable to the Company (1)	$(773,628)	$(773,628)
Amortization of capitalized costs	—	—

Equity in earnings (loss) of unconsolidated entity	$(773,628)	$(773,628)

FOOTNOTES:

(1)	Income is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	Represents operating data from the date of acquisition through the end of the period presented.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

8.	Borrowings

In connection with the closing of the five senior housing properties, the Company entered into a collateralized loan agreement with a lender in the original aggregate principal amount of $71.4 million (the “Loan”). The Loan matures in February 2013. The Loan initially bore interest at LIBOR plus 6.00% and the Company was required to pay down the Loan at an amount equal to 50% of the net offering proceeds collected through the Company’s offering of common stock, as defined in the loan agreement, until the Loan had been paid down to an outstanding principal balance of approximately $54.0 million. The Company met this requirement in April 2012. For the remainder of the term, monthly interest only payments will be required through maturity, and the Loan will bear interest at a rate equal to LIBOR plus 3.25%. The Company may prepay the Loan at any time, without prepayment penalty. As of June 30, 2012, approximately $49.9 million was outstanding under the Loan.

The Loan is collateralized by first priority mortgages and deeds of trust on all real property of the senior housing properties and by an assignment of all leases and agreements relating to the use and occupancy of the properties. The Loan contains customary affirmative, negative and financial covenants including limitations on incurrence of additional indebtedness, restrictions on distributions, minimum occupancy at the properties, debt service coverage and minimum tangible net worth. As of June 30, 2012, the Company was in compliance with the aforementioned financial covenants.

In connection with the closing of CHTSun IV, the Company entered into a mezzanine loan agreement, providing for a mezzanine loan in the original aggregate principal amount of $40.0 million (the “Mezz Loan”). The Mezz Loan matures on July 5, 2014, unless the Company exercises its option to extend the term of the Mezz Loan for one year, provided certain terms and conditions are satisfied. Interest on the outstanding principal balance of the Mezz Loan accrues from the date of the Mezz Loan through maturity at (i) a rate of 8% per annum from the date of origination through and including the payment date in July, 2013, and (ii) a rate of 12% per annum for the remaining term of the Mezz Loan. Interest payments are payable monthly. At maturity, the Company is required to pay the outstanding principal balance, all accrued and unpaid interest thereon, the exit fee. (defined in the loan agreement as the sum of: (i) 2% of the principal balance of the Mezz Loan being prepaid and/or repaid plus (ii) upon the prepayment and/or repayment of the Mezz Loan in full, if the lender has not received interest payments totaling at least $3,200,000 as of such date, the amount equal to: (x) $3,200,000 minus (y) the aggregate amount of interest payments received as of such date) and all other amounts due. The Company may prepay the Mezz Loan, in whole or in part, plus any applicable exit fee.

In connection with entering into the loan with Prudential relating to the CHTSUN IV joint venture, described in Note 7. “Unconsolidated Entity”, the Company entered into a separate agreement with Prudential, where as a condition of Prudential consenting to the Mezz Loan, Prudential required the Company to repay the Mezz Loan within twelve months to the extent the Company raises sufficient net offering proceeds to satisfy the Mezz Loan. To the extent that the Company does not repay the Mezz Loan within twelve months, it will be required to restrict the use of all net offering proceeds to pay down the outstanding balance until the Mezz Loan is repaid in full.

The Mezz Loan is collateralized by a first priority security interest in the Company’s membership interest in CHTSun IV.

The following is a schedule of future principal payments and maturity for the Company’s borrowings as of June 30, 2012:

2012	$—
2013	49,878,000
2014	40,000,000
2015	—
2016	—
Thereafter	—

$89,878,000

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

8.	Borrowings (continued)

The fair market value and carrying value of the mortgage notes payable was approximately $89.9 million, as of June 30, 2012 based on then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our mortgage notes payable is categorized as level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of June 30, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

9.	Related Party Arrangements

For the quarter and six months ended June 30, 2012, the Company incurred the following fees in connection with its Offering:

	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012

Selling commissions	$2,510,748	$4,432,183
Marketing support fees	1,217,197	2,040,669

	$3,727,945	$6,472,852

For the quarter and six months ended June 30, 2012, the Company incurred the following fees and reimbursable expenses as follows:

	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012
Reimbursable expenses:
Offering costs	$2,022,653	$3,427,346
Operating expenses	407,337	824,043

	2,429,990	4,251,389
Investment services fees	2,301,311	3,856,236
Property management fees	33,137	49,515
Asset management fees	210,125	280,167

	$4,974,563	$8,437,307

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

9.	Related Party Arrangements (continued)

As of June 30, 2012 and December 31, 2011, the following amounts were included in due to (from) related parties in the financial statements:

	June 30, 2012	December 31, 2011
Reimbursable expenses:
Offering costs	$(262,390)	$41,416
Operating expenses	131,030	69,173

	(131,360)	110,589
Selling commissions	135,228	57,516
Marketing support fees	61,525	24,650
Property management fees	49,515	—

	246,268	82,166
Due to CNL Lifestyle Properties, Inc.	268,715	—

	$383,623	$192,755

Organizational and other offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, marketing support fees and organizational and other offering costs do not exceed 15% of the gross proceeds of the Offering. The Advisor has incurred on the Company’s behalf approximately an additional $1.7 million of costs in connection with the Offering exceeding the 15% expense cap as of June 30, 2012. These costs will be recognized by the Company in future periods as the Company receives future Offering proceeds to the extent such costs are within such 15% limitation.

10.	Stockholders’ Equity

Public Offering — As of June 30, 2012, the Company had received aggregate offering proceeds of approximately $82.2 million (8.2 million shares) including approximately $0.4 million (47,228 shares) received through its Reinvestment Plan.

Distributions — During the six months ended June 30, 2012, the Company declared cash distributions of approximately $0.76 million of which $0.34 million were paid in cash to stockholders and $0.42 million were reinvested pursuant to the Company’s Reinvestment Plan. In addition, the Company declared and made stock distributions of 56,931 shares of common stock for the six months ended June 30, 2012.

For the six months ended June 30, 2012, 100% of the cash distributions paid to stockholders are expected to be a return of capital to stockholders for federal income tax purposes.

No amounts distributed to stockholders for the six months ended June 30, 2012 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

Redemptions — During the six months ended June 30, 2012, the Company redeemed 1,049 shares of common stock for approximately $0.01 million.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

11.	Commitment and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

See Note 9. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with its Offering and expenses thereof.

12.	Subsequent Events

In July 2012, the Company amended its property management agreement. The amendment clarified the nature of the fees payable and duties of the property manager. The fees payable to the property manager under the revised agreement will continue to be determined in a manner consistent with past determinations under the prior agreement.

The Company’s board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on July 1, 2012 and August 1, 2012. These distributions are to be paid and distributed by September 30, 2012.

During the period July 1, 2012 through August 9, 2012, the Company received additional subscription proceeds of approximately $18.6 million (1.9 million shares).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2012 and December 31, 2011. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2011. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements.

Statement Regarding Forward Looking Information

Certain statements in this document may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc. (herein also referred to as “we,” “our,” or “us”) includes CNL Healthcare Trust, Inc. and each of its subsidiaries. We intend that all such forward-looking statements be covered by the safe-harbor provisions for forward-looking statements of Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable.

All statements, other than statements that relate solely to historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, results of operations, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should,” “continues,” “pro forma” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, the factors detailed in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and other documents filed from time to time with the United States Securities and Exchange Commission.

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

In February 2012, we announced that we will be placing our investment focus on acquiring properties primarily in the United States within the senior housing and healthcare sectors, although we may also acquire properties in the lifestyle and lodging sectors. Senior housing asset classes we may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, memory care facilities and skilled nursing facilities. Healthcare asset classes we may acquire include medical office buildings, as well as other types of healthcare and wellness-related properties such as physicians’ offices, specialty medical and diagnostic service providers, specialty hospitals, walk-in clinics and outpatient surgery centers, hospitals and inpatient rehabilitative facilities, long-term acute care hospitals, pharmaceutical and medical supply manufacturing facilities, laboratories and research facilities and medical marts. Lifestyle asset classes we may acquire are those properties that reflect or are affected by the social, consumption and entertainment values and choices of our society and generally include ski and mountain resorts, golf courses, attractions (such as amusement parks, waterparks and family entertainment centers), marinas, and other leisure or entertainment-related properties. Lodging asset classes we may acquire may include resort, boutique and upscale properties or any full service, limited service, extended stay and/or other lodging-related properties. We expect to primarily lease our properties to wholly-owned taxable REIT subsidiaries (“TRS Entities”) and engage independent third-party managers under management agreements to operate the properties as permitted under applicable tax regulations. However, we may also lease our properties to third-party tenants under a triple-net lease. We also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing.

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on the acquisition of senior housing and healthcare properties. We believe that the senior housing and healthcare sectors will continue to provide attractive opportunities as compared to other asset sectors.

Portfolio Analysis

During the first six months of 2012, we acquired interests in 12 senior housing properties of which seven of these properties were owned through an unconsolidated joint venture. Our initial focus has been on high quality senior housing properties that are operated by a mix of national or regional operators. Additionally, we have and may continue to invest in joint ventures where we have preferred returns ahead of our partners, which helps provide downside protection and consistent cash flows from our investment. While we typically seek to invest in properties that are at or near stabilization, we may also invest in new property developments on a more limited basis. Additionally, we are currently exploring diversifying beyond senior housing into medical office properties. We anticipate that the type of senior housing and healthcare assets that we focus on will evolve over time based on the opportunities that we see as well as our goal of building a portfolio with long-term growth and income generation that is diversified by asset type, operator, and geographic location.

Our five wholly-owned senior housing properties are leased under triple-net leases. Under this structure, we report rental income from our consolidated properties and are not directly exposed to the variability of property-level operating revenues and expenses. While we are not directly impacted by the performance of the underlying properties, we believe that the financial and operational performance of our tenants provides an indication about the health of our tenant and their ability to pay our rent. When evaluating our tenant’s performance, management reviews operating statistics of the underlying properties, including revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which we define as total revenue divided by average number of occupied units during a month, is a performance metric within the healthcare sector. This metric assists us to determine the ability to achieve market rental rates and to obtain revenues from providing care related services.

Occupancy on our wholly-owned portfolio was 95.7% and 96.4% as of June 30, 2012 and March 31, 2012, respectively. RevPOU remained unchanged at approximately $3,300 for the three months ended June 30, 2012 and March 31, 2012.

Liquidity and Capital Resources

General

Our primary source of capital has been and is expected to continue to be proceeds we receive from our Offering. Our principal demands for funds will be for:

•	the acquisition of real estate and real estate-related assets,

•	the payment of offering costs and operating expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	the payment of distributions.

Generally, once we have made substantial investments, we expect to meet cash needs for items other than acquisitions and offering costs from our cash flow from operations, and we expect to meet cash needs for acquisitions and offering costs from net proceeds from our Offering and financings. However, during the early stages of our life cycle and until such time as we are fully invested, we have and may continue to use proceeds from our Offering and/or financing proceeds to pay a portion of our operating expenses, distributions and debt service.

We intend to strategically leverage our real properties and possibly other assets and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to increase our diversification through borrowings could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate. During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

Potential future sources of capital include proceeds from collateralized or uncollateralized financings or lines of credit from banks or other lenders, proceeds from the sale of properties, other assets, and undistributed operating cash flows. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

To date, our primary source of capital has been the proceeds from our Offering and proceeds from our debt. For the six months ended June 30, 2012, we received aggregate offering proceeds of approximately $69.0 million (6.9 million shares) including approximately $0.4 million (44,316 shares) received through our Reinvestment Plan. During the period July 1, 2012 through August 9, 2012, we received additional subscription proceeds of approximately $18.6 million (1.9 shares). We expect to continue to raise capital under our Offering.

Borrowing

We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. In general, we have pledged our assets in connection with our borrowings.

In connection with the closing of the five senior housing properties, we entered into a collateralized loan agreement with a lender, providing for a one-year senior facility in the original aggregate principal amount of $71.4 million (the “Loan”). The Loan matures in February 2013. The Loan initially bore interest at LIBOR plus 6.00% and we were required to pay down the Loan at an amount equal to 50% of our net offering proceeds collected through our Offering, as defined in the loan agreement, until the Loan had been paid down to an outstanding principal balance of approximately $54.0 million. We met this requirement in April 2012, and for the remainder of the term monthly interest only payments will be required through maturity and the Loan will bear interest at a rate equal to LIBOR plus 3.25%. We may prepay the Loan at any time, without any prepayment penalty. As of June 30, 2012, approximately $49.9 million was outstanding under the Loan.

The Loan is collateralized by first priority mortgages and deeds of trust on all real property of the properties and by an assignment of all leases and agreements relating to the use and occupancy of the properties. The Loan contains customary affirmative, negative and financial covenants including limitations on incurrence of additional indebtedness, restrictions on distributions, minimum occupancy at the properties, debt service coverage and minimum tangible net worth. As of June 30, 2012, we were in compliance with the aforementioned financial covenants.

In connection with the closing of CHTSun IV, we entered into a mezzanine loan agreement, providing for a mezzanine loan in the original aggregate principal amount of $40.0 million (the “Mezz Loan”). The Mezz Loan matures on July 5, 2014, unless we exercise out option to extend the term of the Mezz Loan for one year, provided certain terms and conditions are satisfied. Interest on the outstanding principal balance of the Mezz Loan accrues from the date of the Mezz Loan through maturity at (i) a rate of 8% per annum from the date of origination through and including the payment date occuring in July 2013, and (ii) a rate of 12% per annum for the remaining term of the Mezz Loan. Interest payments are payable monthly. At maturity, we are required to pay the outstanding principal balance, all accrued and unpaid interest thereon, the exit fee (defined in the loan agreement as the sum of: (i) 2% of the principal balance of the Mezz Loan being prepaid and/or repaid plus (ii) upon the prepayment and/or repayment of the Mezz Loan in full, if the lender has not received interest payments totaling at least $3,200,000 as of such date, the amount equal to: (x) $3,200,000 minus (y) the aggregate amount of interest payments received as of such date) and all other amounts due. We may prepay the Mezz Loan, in whole or in part, plus any applicable exit fee.

In connection with entering into the loan with Prudential relating to our CHTSUN IV joint venture, described in Note 7. “Unconsolidated Entity”, we entered into a separate agreement with Prudential, where as a condition of Prudential consenting to the Mezz Loan, Prudential required us to repay the Mezz Loan within twelve months to the extent we raise sufficient net offering proceeds to satisfy the Mezz Loan. To the extent that we do not repay the Mezz Loan within twelve months, we will be required to restrict the use of all net offering proceeds to pay down the outstanding balance until the Mezz Loan is repaid in full.

The Mezz Loan is collateralized by a first priority security interest in our membership interest in CHTSun IV.

We paid approximately $2.1 million in loan costs in connection with the aforementioned debt transactions. As of June 30, 2012, we had an aggregate debt leverage ratio of approximately 58.0%. Our target leverage ratio is between 40% to 60% debt to total assets; however, during our early growth period leverage may be higher for a period of time.

Uses of Liquidity and Capital Resources

Acquisitions

Consolidated Entities

During the six months ended June 30, 2012, we acquired the following real estate investment properties:

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
One senior housing property

			$84,050,000

The senior housing properties above are subject to long-term triple-net leases. The leases expire in February 2022 subject to the tenant’s option to extend the lease for two additional five year renewal options. Annual base rent is equal to the properties’ lease basis multiplied by the lease rate. The lease rate is 7.875% in the initial lease year and will escalate thereafter pursuant to the lease agreements. Annual capital reserve income is paid to us based on $300 per unit each year. Under the terms of the lease agreements, the tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. The tenant is expected to pay directly to taxing authorities for real estate taxes. However, if the tenant does not pay, we will be liable.

Unconsolidated Entity

In June 2012, we acquired a 55% membership interest in seven senior housing properties through a joint venture, CHTSun IV, formed by us and our co-venture partner, Sunrise Senior Living Investments, Inc. (“Sunrise”), for approximately $56.7 million. The remaining 45% interest is held by Sunrise. Under the terms of the venture agreement for CHTSun IV, we are entitled to receive a preferred return of 11% on our invested capital for the first six years and share control over major decisions with Sunrise. Subject to certain restrictions, Sunrise has the option to acquire 100% of our interest in the joint venture in years one and two and in years four through seven. The calculation of Sunrise’s purchase price is based upon a predetermined formula as provided in the venture agreement.

Debt Repayments

During the six months ended June 30, 2012, we repaid $21.5 million of outstanding principal under our $71.4 million Loan. Debt payments during the six months ended June 30, 2012 were funded using net proceeds from our Offering.

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

During the six months ended June 30, 2012, we paid approximately $10.4 million in stock issuance and Offering costs. The Advisor had incurred approximately $1.7 million of additional costs in connection with the Offering, exceeding the 15% limitation, on our behalf as of June 30, 2012. These costs will be recognized by us in future periods as we receive future offering proceeds to the extent that the costs are within the 15% limitation.

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

On July 29, 2011, our board of directors authorized a distribution policy providing for monthly cash distributions of $0.03333 per share (which is equal to an annualized distribution rate of 4%) together with stock distributions of 0.002500 shares of common stock per share (which is equal to an annualized distribution rate of 3%) for a total annualized distribution of 7% on each outstanding share of common stock (based on the $10.00 offering price) payable to all common stockholders of record as of the close of business on the first business day of each month. Our board authorized a policy providing for distributions of cash and stock rather than solely of cash in order to retain cash for investment opportunities.

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

•	The proportion of distributions paid in cash compared to the amount being reinvested through our Reinvestment Plan;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•

Other factors, including but not limited to, the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

Distributions will be paid quarterly and will be calculated for each stockholder as of the first day of each month the stockholder has been a stockholder of record in such quarter. The cash portion of such distribution will be payable and the distribution of shares will be issued on or before the last day of the applicable quarter; however, in no circumstance will the cash distribution and the stock distribution be paid on the same day. Fractional shares of common stock accruing as distributions will be rounded to the nearest hundredth when issued on the distribution date. For the six months ended June 30, 2012, we distributed 56,931 shares of common stock.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for the six months ended June 30, 2012. We commenced operations on October 5, 2011, as such there were no distributions declared during the six months ended June 30, 2011.

					Paid in Cash
Periods	Cash Distributions Per Share	Total Cash Distributions Declared	Distributions Reinvested (1)	Cash Distributions (2)	Cash Flows Provided by Operating Activities (3)
2012 Quarter
First	$0.09999	$202,598	$112,295	$90,303	$—
Second	0.09999	557,865	308,872	248,993	—

Year	$0.19998	$760,463	$421,167	$339,296	$—

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by proceeds from our Offering.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our Offering as opposed to operating cash flows. Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)	For the six months ended June 30, 2012, cash distributions paid to stockholders were 100% funded with proceeds from our Offering.

For the six months ended June 30, 2012, 100% of the cash distributions paid to stockholders are expected to be considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2012, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement. The distribution of new common shares to the recipients is non-taxable.

Our board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on July 1, 2012 and August 1, 2012. These distributions are to be paid and distributed by September 30, 2012.

Redemptions

During the six months ended June 30, 2012, we redeemed 1,049 shares of common stock for approximately $0.01 million.

Net Cash Used in Operating Activities

During the six months ended June 30, 2012, we used approximately $1.9 million of net cash in operating activities. Cash was used primarily for the payment of acquisition fees and expenses which were funded from proceeds of our Offering. Because we have only recently acquired properties and are in our acquisition stage, the rental income from operating leases from our properties may not be sufficient to fund all of our expenses. Additionally, acquisition fees and expenses are funded with Offering or debt proceeds even though they are required to be shown as a use of operating cash in accordance with GAAP. Until such time as we generate sufficient rental income from operating leases from our investments, we expect to continue to fund such amounts with Offering proceeds.

Results of Operations

From the time of our formation on June 8, 2010 through October 4, 2011, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock. Operations commenced on October 5, 2011, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow. As a result, there are no comparative financial statements for the six months ended June 30, 2011.

As of June 30, 2012, we owned five senior housing properties and a 55% interest in seven senior housing properties through an unconsolidated joint venture. The results of operations for the quarter and six months ended June 30, 2012 are not indicative of future performance due to the limited time in which we have been operational and the fact that we completed our first property acquisitions in February 2012 and acquired the 55% interest in June 2012. As we continue to acquire properties, we expect to have increased revenues and incur greater expenses in each of the above categories.

The following is a discussion of our results of operations for the quarter and six months ended June 30, 2012:

Rental Income from Operating Leases. Rental income from operating leases was approximately $1.9 million and $2.9 million for the quarter and six months ended June 30, 2012, respectively, as a result of the five senior housing properties acquired in February 2012. We do not anticipate significant additional sources of revenues for the remainder of 2012 until we make additional consolidated acquisitions. Our second investment was through an unconsolidated joint venture and the results of this entity will flow through equity in earnings (loss) from unconsolidated entity.

Acquisition Fees and Expenses. Acquisition fees and expenses for the quarter and six months ended June 30, 2012 were approximately $2.4 million and $4.3 million, respectively, primarily relating to the acquisition of five senior housing properties, the 55% membership interest in the CHTSun IV venture and other acquisitions which are in process. This amount includes an investment services fee of approximately $2.3 million and $3.9 million for the quarter and six months ended June 30, 2012, respectively, which was paid to our Advisor for services in connection with identifying, negotiating and closing on the five senior housing properties acquired and the formation of CHTSun IV venture.

General and Administrative. General and administrative expenses for the quarter and six months ended June 30, 2012 were approximately $0.6 million and $1.1 million, respectively, and were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of director fees.

Asset Management Fees. We incurred approximately $0.2 million and $0.3 million in asset management fees payable to our Advisor during the quarter and six months ended June 30, 2012, respectively, as a result of the five senior housing properties acquired.

Property Management Fees. We incurred approximately $0.03 million and $0.05 million in property management fees payable to our property manager during the quarter and six months ended June 30, 2012, respectively, as a result of its services in managing the property operations of our five senior housing properties.

Depreciation and Amortization. Depreciation and amortization expenses for the quarter and six months ended June 30, 2012 was approximately $0.6 million and $0.8 million, respectively, and was comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our five senior housing properties.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the quarter and six months ended June 30, 2012 was approximately $0.8 million and $1.4 million, respectively, consisting primarily of interest expense and loan cost amortization relating to debts obtained in connection with the acquisition of the five senior housing properties and the 55% membership interest in the CHTSun IV venture.

Equity in earnings (loss) of unconsolidated entity. Loss on our unconsolidated entity was approximately $0.8 million for both the quarter and six months ended June 30, 2012. In connection with the initial formation of CHTSUN Partners IV, the venture incurred approximately $1.3 million in non-recurring transaction costs, which contributed to the venture’s net loss for the period. Equity in earnings or losses are allocated using the HLBV method, which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of our distribution preferences.

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

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, National Association Real Estate Investment Trust (“NAREIT”) promulgated a measure known as funds from operations, or (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30, 2012:

	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012

Net Loss	$(3,479,565)	$(5,892,865)
Adjustments:
Depreciation and amortization	631,883	842,079

Total funds from operations	(2,847,682)	(5,050,786)

Acquisition fees and expenses (1)	2,429,230	4,328,643
Straight-line adjustments for leases (2)	(236,626)	(344,633)
MFFO adjustments from unconsolidated entity :(3)
Acquisition fees and expenses	720,809	720,809

Modified funds from operations	$65,731	$(345,967)

Weighted average number of shares of common stock outstanding (basic and diluted)	6,326,923	4,428,705

FFO per share (basic and diluted)	$(0.45)	$(1.14)

MFFO per share (basic and diluted)	$0.01	$(0.08)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income or (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.

Off-Balance Sheet Arrangements

In June 2012, we acquired a 55% membership interest in seven senior housing properties through a joint venture, CHTSun IV. CHTSun IV obtained a $125.0 million loan from Prudential, a portion of which was used to refinance the existing indebtedness encumbering the properties in the portfolio. The non-recourse loan, which is collateralized by the properties, has a maturity date of March 5, 2019 and a fixed-interest rate of 4.66% on $55.0 million of the principal amount and 5.25% on $70.0 million of the principal amount of the loan. The loan requires interest-only payments on $55.0 million of the principal amount until September 5, 2012 and interest-only payments on $70 million of the principal amount until January 5, 2013 and monthly payments on both outstanding amounts thereafter of principal and interest based upon a 30-year amortization schedule.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of June 30, 2012:

	For the period ending December 31,
	2012	2013-2014	2015-2016	Thereafter	Total
Mortgage note payable (principal and interest)	$1,085,364	$50,105,472	$—	$—	$51,190,836
Mezzanine loan (principal and interest) (1)	1,413,333	3,924,444	42,826,667	—	$48,164,444

	$2,498,697	$54,029,916	$42,826,667	$—	$99,355,280

FOOTNOTE:

(1)	In connection with entering into the loan with Prudential relating to our CHTSUN IV joint venture, described in Note 7. “Unconsolidated Entity”, we entered into a separate agreement with Prudential, where as a condition of Prudential consenting to the Mezz Loan, Prudential required us to repay the Mezz Loan within twelve months to the extent we raise sufficient net offering proceeds to satisfy the Mezz Loan. To the extent that we do not repay the Mezz Loan within twelve months, we will be required to restrict the use of all net offering proceeds to pay down the outstanding balance until the Mezz Loan is repaid in full.

Critical Accounting Policies and Estimates

Investment in Unconsolidated Entities

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entity. Based on the respective venture structures and preferences we receive on distributions and liquidation, we record our equity in earnings (loss) of the entities under the HLBV method of accounting. Under this method, we recognize income or loss in each period as if the net book value of the assets in the venture were hypothetically liquidated under the provisions of the joint venture agreement at the end of each reporting period. In any given period, we could be recording more or less income than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation.

Impact of Recent Accounting Pronouncements

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

The following is a schedule as of June 30, 2012, of our variable rate debt maturities for the remainder of 2012 and each of the next four years, and thereafter (principal maturities only) in thousands:

	Expected Maturities
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt	$—	$—	$40,000	$—	$—	$—	$40,000	$40,000	(2)
Variable rate debt	$—	$49,878	$—	$—	$—	$—	$49,878	$49,900	(2)

	$—	$49,878	$40,000	$—	$—	$—	$89,878	$89,900	(2)

Weighted average interest rate on fixed debt debt (3)	—	—	8.0%	—	—	—	8.0%

Average interest rate on variable debt (1)	—	LIBOR + 3.25%	—	—	—	—	LIBOR + 3.25%

FOOTNOTES:

(1)	The 30-day LIBOR rate was approximately 0.2432% at June 30, 2012.
(2)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(3)	The interest rate is 8% through July 2013 and increases to 12% from July 2013 through the maturity date.

Management estimates that a hypothetical one-percentage point increase in Libor would increase interest expense approximately $0.3 million for the second half of 2012

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings — None

Item 1A.	Risk Factors

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

FINRA Rule Proposals Related to Valuation.

Pursuant to Financial Industry Regulatory Authority (“FINRA”) Rule 2310, no later than 18 months after the last sale in our Offering of common stock (including any follow-on offering), we are required to disclose an estimated per share value that is not based solely on the offering price of securities in the offering. There is no guarantee that such estimated per share value will equal or exceed, or not be substantially less than, the per share amount paid by investors in our Offering. In addition, in March 2012, FINRA requested public comment through April 11, 2012 on its proposed amendment to the National Association of Securities Dealers (“NASD”) Rule 2340 to require that per share estimated values of non-traded REITs be reported on customer account statements and modify the account statement disclosures that accompany the per share estimated value. Due to the fact that the managing dealer and participating brokers selling our common stock in our Offering are subject to FINRA rules and regulations, any significant changes to Rule 2340 could have a material impact on when the Company initially publishes its per share value. In the event we are required to publish such estimated value prior to completion of our Offering, including any follow-on offering, if any, such action could impact the price at which our shares are offered and our ability to raise capital through any offerings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Use of Proceeds from Registered Securities

On June 27, 2011, our Registration Statement (File No. 333-168129), covering a public offering of up to 300,000,000 shares of common stock, was declared effective by the SEC, and our Offering commenced and is ongoing. The use of proceeds from our Offering was as follows as of June 30, 2012:

	Total	Payments to Affiliates (2)	Payments to Others

Shares registered	300,000,000
Aggregate price of offering amount registered	$3,000,000,000
Shares sold (1)	8,234,511

Aggregate amount sold	$82,244,698
Offering expenses (3)	(12,267,600)	$(7,584,356)	$(4,683,244)

Net offering proceeds to the issuer	69,977,098
Proceeds from borrowing, net of loan costs	109,208,848

Total net offering proceeds and borrowing	179,185,946
Purchases of real estate	(84,050,000)		(84,050,000)
Investments in unconsolidated entity	(56,915,813)		(56,915,813)
Payment of acquisition fees and expenses	(5,223,069)	(3,926,971)	(1,296,098)
Repayment of borrowing	(19,078,865)		(19,078,865)
Payment of distributions (4)	(816,355)	(5,964)	(810,391)
Redemption of common stock	(10,474)		(10,474)
Payment of lease costs	(9,087)		(9,087)

Unused proceeds from Offering and borrowing	$13,082,283

FOOTNOTES:

(1)	Excludes unregistered shares and 61,111 shares issued as stock distributions.
(2)	Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.
(3)	Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the Managing Dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in payments to others for purposes of this table. This table does not include amounts incurred by the Advisor in excess of 15% limitation described in the footnotes to the accompanying financial statements.
(4)	Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering and borrowings. The amounts presented above represent the net proceeds used for such purposes as of June 30, 2012. Distributions paid include amounts reinvested pursuant to our distributions reinvestment plan of $448,668 (47,228 shares).

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from the Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay distributions and operating expenses from our net proceeds from our Offering.

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the quarter ended June 30, 2012, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan		Maximum Number of Shares That May Yet be Purchased Under the Plan
April 1, 2012 through April 30, 2012	—	—	—		90,418
May 1, 2012 through May 31, 2012	—	—	—		132,451
June 1, 2012 through June 30, 2012	1,049	$9.99	1,049	(1)	163,939

Total	1,049		1,049

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above.

Item 3.	Defaults Upon Senior Securities — None

Item 4:	Mine Safety Disclosure — Not Applicable

Item 5.	Other Information — None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2012.

CNL HEALTHCARE TRUST, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

Exhibit No.	Description

10.1	Transfer Agreement dated as of June 4, 2012, by and among Sunrise Senior Living Investments, Inc., CHT Partners, LP, and Sunrise Senior Living Management, Inc. (Filed herewith.)

10.2	First Amendment to Transfer Agreement dated as of June 25, 2012, by and among Sunrise Senior Living Investments, Inc., CHT Partners, LP, and Surnise Senior Living Management, Inc. (Filed herewith.)

10.3	Amended and Restated Limited Liability Company Agreement of CHTSun Partners IV, LLC dated as of June 29, 2012, by and between Sunrise Senior Living Investments, Inc. and CHT SL IV Holding, LLC. (Filed herewith.)

10.4	Management Agreement dated as of June 29, 2012, by and among Sunrise Senior Living Management, Inc., Sunrise Connecticut Avenue Assisted Living Owner, L.L.C., and CHTSun Partners IV, LLC. (Filed herewith.)

10.5	Amended and Restated Loan Agreement dated as of June 29, 2012, by and among Santa Monica Assisted Living Owner, LLC, et al. and The Prudential Insurance Company of America (Filed herewith.)

10.6	(Sunrise of Gilbert) Promissory Note ($17,061,000) dated June 29, 2012, made by Gilbert AZ Senior Living Owner, LLC and CHTSun Gilbert AZ Senior Living, LLC in favor of The Prudential Insurance Company of America (Filed herewith.)

10.7	(Sunrise of Gilbert — First) Deed of Trust and Security Agreement dated as of June 29, 2012 by Gilbert AZ Senior Living Owner, LLC and CHTSun Gilbert AZ Senior Living, LLC (f/k/a MetSun Two Gilbert AZ Senior Living, LLC) to First American Title Insurance Company (Trustee) f/b/o The Prudential Insurance Company of America (Filed herewith.)

10.8	(Sunrise of Gilbert) Recourse Liabilities Guaranty dated June 29, 2012, given by CNL Healthcare Trust, Inc. and Sunrise Senior Living Investments, Inc. f/b/o The Prudential Insurance Company of America (Filed herewith.)

10.9	Mezzanine Loan Agreement dated as of June 29, 2012, between CHT SL IV Holding, LLC and RCG LV Debt IV Non-REIT Assets Holdings, LLC (Filed herewith.)

10.10	(Mezzanine Loan) Promissory Note ($40,000,000) dated June 29, 2012, made by CHT SL IV Holding, LLC in favor of RCG LV DEBT IV Non-REIT Assets Holdings, LLC (Filed herewith.)

10.11	Pledge and Security Agreement dated June 29, 2012, by CHT SL IV Holding, LLC in favor of RCG LV DEBT IV Non-REIT Assets Holdings, LLC (Filed herewith.)

10.12	Mezzanine Guaranty dated June 29, 2012, by CNL Healthcare Trust, Inc. f/b/o RCG LV Debt IV Non-REIT Assets Holdings, LLC (Filed herewith.)

10.13	Mezzanine Loan Repayment Agreement and Security Agreement dated June 29, 2012, by CNL Healthcare Trust, Inc. and the Prudential Insurance Company of America (Filed herewith.)

10.14	Schedule of Omitted Documents (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Exhibit No.	Description

101	The following materials from CNL Healthcare Trust, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholder Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.