Form 10-Q
period 2012-09-30
CNL Healthcare Trust, Inc.
filed 2012-11-09
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock of the registrant outstanding as of November 2, 2012 was 14,678,518.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	September 30, 2012	December 31, 2011

Real estate assets:
Operating real estate assets, net	$80,987,870	$—
Construction in process, including land (including VIEs $4,025,951 and $0, respectively)	4,031,951	—

Total real estate assets, net	85,019,821	—
Investment in unconsolidated entities	61,287,944	—
Cash (including VIEs $98,487 and $0, respectively)	39,208,866	10,001,872
Loan costs, net (including VIEs $577,875 and $0, respectively)	2,822,291	—
Intangibles, net	1,591,730	—
Prepaid and other assets	1,384,788	161,390
Restricted cash (including VIEs $600,000 and $0, respectively)	827,283	—
Deposits	120,000	400,000

Total Assets	$192,262,723	$10,563,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage notes payable (including VIEs $1,000 and $0, respectively)	$95,192,000	$—
Accounts payable and accrued expenses (including VIEs $1,670 and $0, respectively)	1,176,738	668,120
Due to related parties (including VIEs $87,069 and $0, respectively)	1,030,854	192,755
Other liabilities (including VIEs $203,307 and $0, respectively)	253,308	—

Total Liabilities	97,652,900	860,875

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value per share, 200,000,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000,000 and 7,000,000 shares authorized, respectively; 12,741,399 and 1,357,572 shares issued and 12,740,350 and 1,357,572 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	127,405	13,576
Capital in excess of par value	107,105,683	11,504,283
Accumulated loss	(10,822,860)	(1,759,580)
Accumulated distributions	(1,800,405)	(55,892)

Total Stockholders’ Equity	94,609,823	9,702,387

Total Liabilities and Stockholders’ Equity	$192,262,723	$10,563,262

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues:
Rental income from operating leases	$1,922,674	$4,786,656

Total Revenues	1,922,674	4,786,656

Expenses:
Acquisition fees and expenses	976,232	5,304,875
General and administrative	712,376	1,771,776
Asset management fees	532,839	813,006
Property management fees	168,064	217,579
Depreciation and amortization	628,321	1,470,400

Total Expenses	3,017,832	9,577,636

Operating Loss	(1,095,158)	(4,790,980)

Other Income (Expense):
Interest and other income	4,764	10,110
Interest expense and loan cost amortization	(2,406,386)	(3,835,147)
Equity in earnings (loss) of unconsolidated entities	326,365	(447,263)

Total Other Expense	(2,075,257)	(4,272,300)

Net Loss	$(3,170,415)	$(9,063,280)

Net Loss Per Share of Common Stock (basic and diluted)	$(0.30)	$(1.39)

Weighted Average Number of Shares of Common Stock Outstanding (basic and diluted)	10,479,698	6,507,929

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011

(Unaudited)

	Common Stock		Capital in			Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Loss	Accumulated Distributions	Stockholders’ Equity
Balance at December 31, 2010	22,222	$222	$199,778	$—	$—	$200,000
Subscriptions received for common stock through public offering and reinvestment plan	1,331,170	13,312	13,276,934	—	—	13,290,246
Stock distributions	4,180	42	(42)	—	—	—
Stock issuance and offering costs	—	—	(1,972,387)	—	—	(1,972,387)
Net loss	—	—	—	(1,759,580)	—	(1,759,580)
Cash distributions, declared and paid or reinvested ($0.06666 per share)	—	—	—	—	(55,892)	(55,892)

Balance at December 31, 2011	1,357,572	13,576	11,504,283	(1,759,580)	(55,892)	9,702,387
Subscriptions received for common stock through public offering and reinvestment plan	11,252,985	112,531	112,283,220	—	—	112,395,751
Stock distributions	130,842	1,308	(1,308)	—	—	—
Redemption of common stock	(1,049)	(10)	(10,464)	—	—	(10,474)
Stock issuance and offering costs	—	—	(16,670,048)	—	—	(16,670,048)
Net loss	—	—	—	(9,063,280)	—	(9,063,280)
Cash distributions, declared and paid or reinvested ($0.29997 per share)	—	—	—	—	(1,744,513)	(1,744,513)

Balance at September 30, 2012	12,740,350	$127,405	$107,105,683	$(10,822,860)	$(1,800,405)	$94,609,823

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Nine Months Ended September 30, 2012
Operating Activities:
Net Cash Used in Operating Activities	$(5,626,653)

Investing Activities:
Acquisition of property	(83,650,000)
Development of property	(3,699,867)
Investment in unconsolidated entities	(61,735,207)
Changes in restricted cash	(827,283)
Deposit on real estate	(120,000)
Other	(9,087)

Net Cash Flows Used in Investing Activities	(150,041,444)

Financing Activities:
Subscriptions received for common stock through public offering	111,441,860
Payment of stock issuance costs	(16,205,969)
Distributions to stockholders, net of distribution reinvestments	(790,622)
Redemption of common stock	(10,474)
Proceeds from mortgage notes payable	166,592,000
Principal payments on mortgage notes payable	(71,400,000)
Lender deposits	(601,910)
Payment of loan costs	(4,149,794)

Net Cash Flows Provided by Financing Activities	184,875,091

Net increase in cash	29,206,994
Cash at beginning of period	10,001,872

Cash at end of Period	$39,208,866

Supplemental Disclosure of Non-Cash Transactions:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and Offering costs	$587,661

Loan costs	$70,658

Accrued development costs	$203,307

Construction management fee	$117,935

Stock distributions (at par)	$1,308

Loan cost amortization on development properties	$10,842

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

1.	Organization

CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., (“the Company”) is a Maryland corporation incorporated on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the year ending December 31, 2012. In order to better reflect the concentrated investment focus, as described below, the Company amended its amended and restated articles of incorporation on February 9, 2012 to change its name to CNL Healthcare Trust, Inc.

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

On June 27, 2011, the Company commenced its initial public offering of up to $3.0 billion of shares of common stock (the “Offering”), including shares being offered from its distribution reinvestment plan (the “Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The shares are being offered at $10.00 per share, or $9.50 per share pursuant to the Reinvestment Plan, unless changed by the board of directors. As of October 5, 2011, the Company received and accepted aggregate subscriptions in excess of the minimum offering amounts of $2.0 million in shares of common stock and the Company commenced operations. Prior to October 5, 2011, the Company was in its development stage and had not commenced operations. As a result, there are no comparative financial statements for the quarter and nine months ended September 30, 2011.

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

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Investment in Unconsolidated Entities — The Company accounts for its investment in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entities. Based on the respective venture structures and preferences the Company receives on distributions and liquidation, the Company records its equity in earnings of the entities under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognizes income or loss in each period as if the net book value of the assets in the ventures were hypothetically liquidated at the end of each reporting period following the provisions of the joint venture agreements. In any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation.

Real Estate Under Development — The Company records the acquisition of properties that are under development at cost, including acquisition fees and closing costs incurred. The cost of the real estate under development includes direct and indirect costs of development, including interest and miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. In addition, during active development, all operating expenses related to the project, including property expenses such as real estate taxes and insurance, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs.

Capitalized Interest — Interest attributable to funds used to finance real estate under development is capitalized as additional costs of development. The Company capitalizes interest at the weighted average interest rate of the Company’s outstanding indebtedness and based on its weighted average expenditures for the period. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. During the quarter and nine months ended September 30, 2012, the Company incurred interest and loan cost amortization of $2.4 million and $3.9 million, respectively, including $0.02 million which was capitalized during the quarter and nine months ended September 30, 2012 as construction in process relating to the property under development.

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

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Impairment of Real Estate Assets — Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted operating cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset to the estimated fair value of the property.

For real estate the Company indirectly owns through an investment in a joint venture, tenant-in-common interest or other similar investment structure which is accounted for under the equity method, when impairment indicators are present, the Company compares the estimated fair value of its investment to the carrying value. An impairment charge will be recorded to the extent the fair value of its investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

Fair Value Measurements — GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. When market data inputs are unobservable, the Company utilizes inputs that it believes reflects the Company’s best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

Revenue Recognition — Rental revenue from leases is recorded on the straight-line basis over the terms of the leases. The Company’s leases require the tenants to pay certain additional contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties. These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income from operating leases in the accompanying condensed consolidated statement of operations.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest rate.

Acquisition Fees and Expenses — The Company incurs acquisitions fees and expenses in connection with the selection, acquisition, development and construction of properties, including expenses on properties it determines not to acquire. The Company incurred approximately $1.4 million and $5.7 million in acquisition fees and expenses during the quarter and nine months ended September 30, 2012, respectively, including $0.4 million which have been capitalized as construction in process relating to the property under development.

Net Loss per Share — Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding for the full periods presented. Therefore, the weighted average number of shares outstanding for the quarter and nine months ended September 30, 2012 has been revised to include stock distributions declared through September 30, 2012 as if they were outstanding as of the beginning of each period presented. Included in the weighted average shares outstanding for the quarter and nine months ended September 30, 2012 are 135,022 shares declared as stock distributions through September 30, 2012.

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

3.	Acquisitions

Consolidated Entities — During the nine months ended September 30, 2012, the Company acquired the following five senior housing properties:

Property/Description	Location	Date of Acquisition	Allocated Purchase Price

Sweetwater Retirement Community	Billings, MT	2/16/2012	$16,640,440
One senior housing property
Primrose Retirement Community of Grand Island	Grand Island, NE	2/16/2012	13,862,710
One senior housing property
Primrose Retirement Community of Marion	Marion, OH	2/16/2012	15,480,587
One senior housing property
Primrose Retirement Community of Mansfield	Mansfield, OH	2/16/2012	19,129,186
One senior housing property
Primrose Retirement Community of Casper	Casper, WY	2/16/2012	18,937,077
One senior housing property

			$84,050,000

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

3.	Acquisitions (continued)

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

The revenues and net income (loss) attributable to the properties included in the Company’s unaudited condensed consolidated operations were approximately $1.9 million and $0.1 million for the quarter ended September 30, 2012, respectively, and $4.8 million and $1.7 million for the nine months ended September 30, 2012, respectively.

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties were acquired as of January 1, 2012 and owned during the quarter and nine months ended September 30, 2012:

	Quarter ended September 30, 2012	Nine months ended September 30, 2012
Revenues	$1,922,674	$5,768,301

Net loss	$(3,170,415)	$(9,292,730)

Loss per share of common stock (basic and diluted)	$(0.30)	$(1.42)

Weighted average number of shares of common stock outstanding (basic and diluted) (1)	10,479,698	6,544,937

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

3.	Acquisitions (continued)

FOOTNOTE:

(1)	As a result of the properties being treated as operational since January 1, 2012, the Company assumed approximately 603,303 shares were issued as of January 1, 2012 to fund the acquisition of the properties. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2012 instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the periods presented.

Development Property — In August 2012, the Company closed on the acquisition of the fee simple interest in a 5.03-acre tract of land in Lady Lake, Florida (the “HarborChase Property”) for the construction and development of a senior living facility (the “HarborChase Community”). The HarborChase Community will consist of a two-story building of approximately 91,000 square feet and feature 96 residential units consisting of 66 assisted living units, and 30 memory-care units. The purchase price of the HarborChase Property was approximately $2.2 million.

In connection with the acquisition the Company entered into a development agreement with a third party with a maximum development budget of approximately $21.7 million, including the purchase price of the land, financing costs, start-up and initial operating deficits. The targeted construction completion date and initial occupancy is scheduled for the fourth quarter of 2013.

Under a promoted interest agreement with the developer, at any time after certain net operating income targets and total return targets have been met, as set forth in the promoted interest agreement, the developer will be entitled to an additional payment based on enumerated percentages of the assumed net proceeds of a deemed sale of the HarborChase Community, provided the developer elects to receive such payment prior to the fifth anniversary of the opening of the HarborChase Community.

4.	Real Estate Investment Properties, net

As of September 30, 2012, real estate investment properties consisted of the following:

September 30, 2012
Land and land improvements	$5,746,081
Buildings	75,680,273
Equipment	933,313
Less: accumulated depreciation and amortization	(1,371,797)

Operating real estate, net	80,987,870
Construction in process, including land	4,031,951

Total real estate assets, net	$85,019,821

For the quarter and nine months ended September 30, 2012, depreciation expense on the Company’s real estate investment properties was approximately $0.6 million and $1.4 million, respectively.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

5.	Variable Interest Entity

The Company determined that the wholly-owned subsidiary that owns the HarborChase Property is a VIE due to the developer sharing in the residual cash flows at an amount that is considered large relative to the level of expected residual returns. The Company determined it is the primary beneficiary and holds a controlling financial interest in this entity due to the Company’s power to direct the activities that most significantly impact the economic performance of the entity, as well as its obligation to absorb the losses and its right to receive benefits from the entity that could potentially be significant to the entity. As such, the transactions and accounts of the VIE are included in the accompanying condensed consolidated financial statements.

6.	Operating Leases

At September 30, 2012, the Company owned five real estate investment properties that were 100% leased under operating leases. The leases will expire in February 2022, subject to the tenant’s option to extend the leases for two additional five-year renewal options. Annual base rent is equal to the properties’ lease basis multiplied by the lease rate. The lease rate is 7.875% in the initial lease year and will escalate thereafter pursuant to the lease agreements. Annual capital reserve income is paid to the Company based on $300 per unit each year. Under the terms of the lease agreements, the tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof repair expenses.

The tenant is expected to pay real estate taxes directly to taxing authorities. However, if the tenant does not pay, the Company will be liable.

The following is a schedule of future minimum lease payments to be received under non-cancellable operating leases as of September 30, 2012:

2012	$1,686,400
2013	6,929,069
2014	7,139,463
2015	7,349,856
2016	7,560,250
Thereafter	42,057,132

$72,722,170

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

7.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2012 are as follows:

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of September 30, 2012
In-place leases	$1,690,333	$(98,603)	$1,591,730

Amortization expense on the Company’s intangible assets was approximately $0.04 million and $0.1 million for the quarter and nine months ended September 30, 2012, respectively.

The estimated future amortization for the Company’s intangible assets as of September 30, 2012 was as follows:

2012	$42,258
2013	169,033
2014	169,033
2015	169,033
2016	169,033
Thereafter	873,340

$1,591,730

8.	Unconsolidated Entities

Unconsolidated Entities — In June 2012, the Company acquired a 55% membership interest in seven senior housing properties through a joint venture, CHTSUN Partners IV, LLC (“CHTSun IV”), formed by the Company and its co-venture partner for approximately $56.7 million. The remaining 45% interest is held by Sunrise. The total acquisition price for the seven senior housing properties was approximately $226.1 million. CHTSun IV obtained a $125.0 million loan from The Prudential Insurance Company of America (“Prudential”), a portion of which was used to refinance the existing indebtedness encumbering the properties in the portfolio. The non-recourse loan which is collateralized by the properties has a maturity date of March 5, 2019 and a fixed-interest rate of 4.66% on $55.0 million of the principal amount and 5.25% on $70.0 million of the principal amount of the loan. The loan required interest-only payments on $55.0 million of the principal amount until September 5, 2012 and requires interest-only payments on $70 million of the principal amount until January 5, 2013 and monthly payments on both outstanding amounts thereafter of principal and interest based upon a 30-year amortization schedule.

Under the terms of the venture agreement for CHTSun IV, the Company is entitled to receive a preferred return of 11% on its invested capital for the first seven years and shares control over major decisions with the Company’s co-venture partner. Subject to certain restrictions, the Company’s co-venture partner has the option to acquire 100% of the Company’s interest in the Joint Venture in years one and two and in years four through seven. The calculation of the co-venture partner’s purchase price is based upon a predetermined formula as provided in the venture agreement.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

8.	Unconsolidated Entities (continued)

In August 2012, the Company acquired a 75% membership interest in three senior housing properties through a joint venture (the “Windsor Manor Joint Venture”), formed by the Company and its co-venture partner, for approximately $4.8 million. The remaining 25% interest is held by the Company’s co-venture partner. The total acquisition price for the three senior housing properties was approximately $18.8 million. The Windsor Manor Joint Venture obtained a $12.4 million bridge loan, a portion of which was used to refinance the existing indebtedness encumbering the properties in the portfolio. The non-recourse loan which is collateralized by the properties has a maturity date of August 31, 2013 or the date upon which permanent financing is obtained. However, the Windsor Manor Joint Venture has the option to extend the maturity date until November 30, 2013. The bridge loan requires monthly interest-only payments until maturity. The bridge loan will bear interest at a rate per annum equal to 3.75% plus the greater of (i) the lender’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the agreement) in effect from time to time plus 1/2 of 1% per annum, or (iii) the Daily LIBOR Rate (as defined in the agreement). At the time of the disbursement and periodically during the term, the Windsor Manor Joint Venture has the option to elect to have the bridge loan bear interest at a rate equal to a LIBOR based rate (as defined in the agreement) plus 3.75%. The Company and its co-venture partner have provided guarantees in proportion to their ownership percentages.

Under the terms of the venture agreement for the Windsor Manor Joint Venture, the Company has an 11% preferred return on its capital contributions, which has priority over the Company’s co-venture partner’s 11% return on its capital contributions and shares control over major decisions with Company’s co-venture partner.

The Company accounts for these investments under the equity method of accounting because decisions are shared between the Company and its joint venture partners.

As of September 30, 2012, the Company’s investment in its unconsolidated entities was approximately $61.3 million. The following tables present financial information for the Company’s unconsolidated entities as of and for the quarter and nine months ended September 30, 2012:

Summarized operating data:

	Quarter ended September 30, 2012
	CHTSun IV	Windsor Manor	Total
Revenues	$12,085,124	$410,111	$12,495,235

Operating income	$2,510,655	$38,454	$2,549,109

Net loss	$(730,229)	$(20,462)	$(750,691)

Loss allocable to other venture partners (1)	$(1,010,480)	$(66,576)	$(1,077,056)

Income allocable to the Company (1)	$280,251	$46,114	$326,365

Distributions declared to the Company	$1,516,247	$—	$1,516,247

Distributions received by the Company	$—	$—	$—

FOOTNOTE:

(1)	Income is allocated between the Company and its joint venture partner using the HLBV method of accounting.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

8.	Unconsolidated Entities (continued)

	Nine months ended September 30, 2012
	CHTSun IV	Windsor Manor	Total
Revenues	$12,085,124	$410,111	$12,495,235

Operating income	$1,138,020	$38,454	$1,176,474

Net loss	$(2,164,164)	$(20,462)	$(2,184,426)

Loss allocable to other venture partners (1)	$(1,670,788)	$(66,575)	$(1,737,363)

Income (loss) allocable to the Company (1)	$(493,376)	$46,113	$(447,263)

Distributions declared to the Company	$1,550,440	$—	$1,550,440

Distributions received by the Company	$—	$—	$—

FOOTNOTE:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.

9.	Indebtedness

In connection with the closing of the five senior housing properties, the Company entered into a collateralized bridge loan agreement with a lender in the original aggregate principal amount of $71.4 million (the “Primrose Bridge Loan”). In August 2012, the Company entered into a long-term senior loan (the “Primrose Senior Loan”) in the aggregate principal amount of approximately $55.2 million. The proceeds of the Primrose Senior Loan were used to refinance the remaining $49.9 million principal balance of the Primrose Bridge Loan. As a result of the refinancing, the Company wrote-off $0.5 million in unamortized loan costs relating to the Primrose Bridge Loan.

Interest on the outstanding principal balance of the Primrose Senior Loan accrues at the fixed rate of 4.11% per annum. The Primrose Senior Loan is payable in equal monthly principal and interest installments based on a 30-year amortization schedule, with all outstanding principal due and payable at maturity, on September 1, 2022. If prepaid prior to March 1, 2022, the Primrose Senior Loan is subject to a prepayment penalty in an amount equal to the greater of (i) 1% of the principal being repaid, or (ii) an amount calculated on the principal being repaid, multiplied by the difference between the Primrose Senior Loan interest rate, and a calculated yield rate tied to the rates on applicable U.S. Treasuries. If prepayment is made between March 1, 2022, and May 31, 2022, the prepayment penalty will be 1% of the outstanding principal balance of the Primrose Senior Loan. No prepayment fee is required if the Primrose Senior Loan is prepaid within between June 1, 2022 and maturity. Partial prepayment of a loan is not permitted. As of September 30, 2012 $55.2 million was outstanding on the Primrose Senior Loan.

The Primrose Senior Loan is collateralized by first priority mortgages and deeds of trust on all real property of the senior housing properties and by an assignment of all leases and agreements relating to the use and occupancy of the properties. The Primrose Senior Loan contains customary affirmative and negative covenants.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

9.	Indebtedness (continued)

In connection with the closing of CHTSun IV, the Company entered into a mezzanine loan agreement, providing for a mezzanine loan in the original aggregate principal amount of $40.0 million (the “Mezz Loan”). The Mezz Loan matures on July 5, 2014, unless the Company exercises its option to extend the term of the Mezz Loan for one year, provided certain terms and conditions are satisfied. Interest on the outstanding principal balance of the Mezz Loan accrues from the date of the Mezz Loan through maturity at (i) a rate of 8% per annum from the date of origination through and including the payment date occurring in July, 2013, and (ii) a rate of 12% per annum for the remaining term of the Mezz Loan. Interest payments are payable monthly. At maturity, the Company is required to pay the outstanding principal balance and all accrued and unpaid interest thereon. The Company is also required to pay a 2% exit fee of approximately $0.8 million upon repayment of the loan either at maturity or before maturity. As of September 30, 2012, $40.0 million was outstanding under the Mezz loan.

In connection with entering into the loan with Prudential relating to the CHTSUN IV joint venture, described in Note 8. “Unconsolidated Entities”, the Company entered into a separate agreement with Prudential, where as a condition of Prudential consenting to the Mezz Loan, Prudential required the Company to repay the Mezz Loan within 12 months to the extent the Company raises sufficient net offering proceeds to satisfy the Mezz Loan. To the extent that the Company does not repay the Mezz Loan within 12 months, it will be required to restrict the use of all net offering proceeds to pay down the outstanding balance until the Mezz Loan is repaid in full.

The Mezz Loan is collateralized by a first priority security interest in the Company’s membership interest in CHTSun IV.

In connection with the HarborChase Community development project, the Company entered into a construction loan agreement for the acquisition of the land and the construction of the HarborChase Community in an aggregate amount of approximately $17.3 million (the “Construction Loan”). Interest on the outstanding principal balance of the Construction Loan accrues at LIBOR plus 3.2%. Until September 1, 2015, only monthly payments of interest are due with respect to the Construction Loan. Thereafter, the Construction Loan is payable in equal monthly principal and interest installments based on a 30-year amortization schedule, with all outstanding principal due and payable at maturity, on September 1, 2017.

The Construction Loan is collateralized by the property, an assignment of leases and rents and an assignment of the Company’s rights under the management and development agreements. The Construction Loan Agreement contains certain covenants related to debt service coverage, debt yield and occupancy for the HarborChase Community as well as a requirement to complete the project, remedy construction deficiencies and fund an established level of operating deficits.

The following is a schedule of future principal payments and maturity for the Company’s borrowings as of September 30, 2012:

2012	$228,408
2013	40,931,425
2014	970,988
2015	1,013,232
2016	1,049,116
Thereafter	50,998,831

$95,192,000

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

9.	Indebtedness (continued)

The fair market value and carrying value of the mortgage notes payable was approximately $95.2 million as of September 30, 2012 based on then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our mortgage notes payable is categorized as level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of September 30, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

10.	Related Party Arrangements

The Company incurred the following fees in connection with its Offering:

	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2012
Selling commissions	$1,498,058	$5,930,241
Marketing support fees	1,280,117	3,320,785

	$2,778,175	$9,251,026

The Company incurred the following fees and reimbursable expenses as follows:

	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2012
Reimbursable expenses:
Offering costs	$2,173,419	$5,600,764
Operating expenses	401,745	1,225,788

	2,575,164	6,826,552
Investment services fees (1)	592,326	4,448,561
Financing coordination fee	551,910	—
Property management fees (2)	277,498	327,013
Asset management fees	534,631	814,797

	$4,531,529	$12,416,923

FOOTNOTES:

(1)	For the quarter and nine months ended September 30, 2012, the Company incurred investment services fees totaling approximately $0.3 million related to the Company’s development property which has been capitalized and included in construction in process.
(2)	For the quarter and nine months ended September 30, 2012, the Company incurred approximately $0.1 million in construction management fees which has been capitalized and included in construction in process.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

10.	Related Party Arrangements (continued)

The following amounts were included in due to related parties in the financial statements:

	September 30, 2012	December 31, 2011
Reimbursable expenses:
Offering costs	$253,692	$41,416
Operating expenses	116,180	69,173

	369,872	110,589
Selling commissions	170,366	57,516
Marketing support fees	163,603	24,650
Property management fees	327,013	—

	660,982	82,166

	$1,030,854	$192,755

Organizational and other offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, marketing support fees and organizational and other offering costs do not exceed 15% of the gross proceeds of the Offering. The Advisor has incurred on the Company’s behalf approximately an additional $0.2 million of costs in connection with the Offering exceeding the 15% expense cap as of September 30, 2012. These costs will be recognized by the Company in future periods as the Company receives future Offering proceeds to the extent such costs are within such 15% limitation.

In July 2012, the Company amended its property management agreement. The amendment clarified the nature of the fees payable and duties of the property manager. The fees payable to the property manager under the revised agreement will continue to be determined in a manner consistent with past determinations under the prior agreement.

11.	Stockholders’ Equity

Public Offering — As of September 30, 2012, the Company had received aggregate offering proceeds of approximately $125.7 million (12.7 million shares) including approximately $1.0 million (100,393 shares) received through its Reinvestment Plan.

Distributions — During the nine months ended September 30, 2012, the Company declared cash distributions of approximately $1.7 million of which $0.8 million were paid in cash to stockholders and $1.0 million were reinvested pursuant to the Company’s Reinvestment Plan. In addition, the Company declared and made stock distributions of 130,842 shares of common stock for the nine months ended September 30, 2012.

For the nine months ended September 30, 2012, 100% of the cash distributions paid to stockholders are expected to be a return of capital to stockholders for federal income tax purposes.

CNL HEALTHCARE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

11.	Stockholders’ Equity (continued)

No amounts distributed to stockholders for the nine months ended September 30, 2012 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

Redemptions — During the nine months ended September 30, 2012, the Company redeemed 1,049 shares of common stock for approximately $0.01 million.

12.	Commitment and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

In connection with the ownership, development and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations.

Pursuant to the development agreements for the Company’s senior housing development property, the Company has committed to fund approximately $18.1 million in remaining development and other costs as of September 30, 2012. The remaining development costs are expected to be funded primarily by the construction loans on such property, as described in Note 9. “Indebtedness.”

See Note 10. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with its Offering and expenses thereof.

13.	Subsequent Events

The Company’s board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on October 1, 2012 and November 1, 2012. These distributions are to be paid and distributed by December 31, 2012.

In October 2012, the Company entered into purchase and sale agreements to acquire a portfolio of five senior housing properties for a purchase price of approximately $85.1 million. The table below presents information on the five senior housing properties:

Communities	Location	Total Units
Brookridge Heights	Marquette, MI	65
Curry House	Cadillac, MI	60
Symphony Manor	Baltimore, MD	69
Woodholme Gardens	Pikesville, MD	80
Fredericktowne	Frederick, MD	74

		348

In October 2012, the Company entered into a purchase and sale agreement to acquire a second portfolio of five senior housing properties for a purchase price of approximately $73.1 million. The properties will be operated under long-term triple net leases. The table below presents information on the five senior housing properties:

Communities	Location	Total Units
Retirement Community of Lima	Lima, OH	78
Retirement Community of Zanesville	Zanesville, OH	76
Retirement Community of Decatur	Decatur, IL	80
Retirement Community of Council Bluffs	Council Bluffs, IA	68
Primrose Cottages	Aberdeen, SD	21

		323

The acquisitions are subject to certain contingencies, including completion of due diligence and obtaining financing satisfactory to the Company. There can be no assurance that any or all contingencies will be satisfied and that the transactions will ultimately be completed on the terms set forth above or otherwise.

During the period October 1, 2012 through November 2, 2012, the Company received additional subscription proceeds of approximately $19.3 million (1.9 million shares).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2012 and December 31, 2011 and for the quarters and nine months ended September 30, 2012 of CNL Healthcare Trust, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2011. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements.

Statement Regarding Forward Looking Information

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management's current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company's business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share value of the Company’s common stock, and other matters.

The Company’s forward-looking statements are not guarantees of future performance, and stockholders are cautioned not to place undue reliance on any forward-looking statements. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Important factors that could cause the Company's actual results to vary materially from those expressed or implied in its forward-looking statements include, but not limited to, the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, and in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 10, 2012, and other documents filed by the Company from time to time with the U.S. Securities and Exchange Commission. Such factors include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the United States or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; the availability of proceeds from the Company’s offering of its shares; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s ability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s REIT qualification; and the Company’s ability to protect its intellectual property and the value of its brand.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made; the Company undertakes no obligation to, and expressly disclaims any obligation to, update or revise its forward-looking statements to reflect new information, changed assumptions, the occurrence of subsequent events, or changes to future operating results over time unless otherwise required by law.

Overview

CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., is a Maryland corporation incorporated on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) for the year ended December 31, 2012 for U.S. federal income tax purposes. In order to better reflect our current investment focus, as described below, we amended our amended and restated articles of incorporation on February 9, 2012 to change our name to CNL Healthcare Trust, Inc.

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

Portfolio Analysis

During the first nine months of 2012, we acquired interests in 15 senior housing properties, ten of which were owned through unconsolidated joint ventures, and purchased land on which we are developing an additional senior housing property. Our initial focus has been on high quality senior housing properties that are operated by a mix of national or regional operators. Additionally, we have and may continue to invest in joint ventures where we may have preferred returns ahead of our partners, which helps provide downside protection and consistent cash flows from our investment. While we typically seek to invest in properties that are at or near stabilization, we may also invest in new property developments on a more limited basis. Additionally, we are currently exploring diversifying beyond senior housing into medical office properties and other healthcare facilities. We anticipate that the type of senior housing and healthcare assets that we focus on will evolve over time based on the opportunities that we see, as well as our goal of building a portfolio with long-term growth and income generation that is diversified by asset type, operator and geographic location.

Our five wholly-owned and consolidated senior housing properties are leased under triple-net leases when we report rental income. Our ten properties owned through unconsolidated joint ventures are leased to wholly-owned subsidiaries of the ventures and managed pursuant to independent third party management contracts. While we are not directly impacted by the performance of the underlying properties, we believe that the financial and operational performance of our tenants provides an indication about the health of our tenant and their ability to pay our rent. When evaluating our tenant’s performance, management reviews operating statistics of the underlying properties, including monthly revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which we define as total revenue divided by average number of occupied units during a month, is a performance metric within the healthcare sector. This metric assists us to determine the ability to achieve market rental rates and to obtain revenues from providing care-related services.

Occupancy on our wholly-owned portfolio was 94.4% and 95.7% as of September 30, 2012 and June 30, 2012, respectively. While we saw a slight decrease in occupancy at our wholly-owned portfolio due to typical month-to-month fluctuations, RevPOU increased to approximately $3,400 for the three months ended September 30, 2012 as compared to $3,300 for the three months ended June 30, 2012. Additionally, our managers at seven properties owned through our unconsolidated joint venture, where we receive preferred returns, reported occupancy of 86.8% and RevPOU of approximately $6,600 for the three months ended September 30, 2012.

Industry Data

Senior Housing. Americans 65 years and older are expected to live longer than the elderly did in the past and need additional housing options to accommodate their special needs. Increase in demand for senior housing options is currently significantly outpacing the increase in the supply of senior housing units. The pace of growth in the supply of certain senior housing asset classes over the last decade has declined dramatically following a boom in senior housing development in the 1990’s although recently new development has picked up. According to data from the National Investment Center for the Senior Housing and Care Industry Map Monitor report, the average occupancy rate for seniors housing properties in top 31 markets in the US was 88.8% in the third quarter of 2012, an increase of 0.2% from the prior quarter and a 0.8% increase from prior year same quarter. We entered the senior housing sector in 2011 and believe this sector will continue to experience strong growth.

Liquidity and Capital Resources

General

Our primary source of capital has been and is expected to continue to be proceeds we receive from our Offering and from debt proceeds. Our principal demands for funds will be for:

•	the acquisition of real estate and real estate-related assets,

•	development and construction costs relating to properties under development,

•	the payment of offering costs and operating expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	the payment of distributions.

Generally, once we have made substantial investments, we expect to meet cash needs for items other than acquisitions and offering costs from our cash flow from operations, and we expect to meet cash needs for acquisitions and offering costs from net proceeds from our Offering and financings. However, during the early stages of our lifecycle and until such time as we are fully invested, we have and may continue to use proceeds from our Offering and/or financing proceeds to pay a portion of our operating expenses, distributions and debt service.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

To date, our primary source of capital has been the proceeds from our Offering and proceeds from our debt. For the nine months ended September 30, 2012, we received aggregate offering proceeds of approximately $112.4 million (11.3 million shares) including approximately $1.0 million (100,393 shares) received through our Reinvestment Plan. During the period October 1, 2012 through November 2, 2012, we raised additional subscription proceeds of approximately $19.3 million (1.9 shares). We expect to continue to raise capital under our Offering.

Borrowing

In February 2012, in connection with the closing of the acquisition of the five senior housing properties, we entered into a collateralized bridge loan agreement with a lender in the original aggregate principal amount of $71.4 million (the “Primrose Bridge Loan”). In August 2012, we entered into a long-term senior loan (the “Primrose Senior Loan”) in the aggregate principal amount of approximately $55.2 million. The proceeds of the Primrose Senior Loan were used to refinance the remaining $49.9 million principal balance of the Primrose Bridge Loan. As a result of the refinancing, the Company wrote off $0.5 million in unamortized loan costs relating to the Primrose Bridge Loan.

Interest on the outstanding principal balance of the Primrose Senior Loan accrues at the fixed rate of 4.11% per annum. The Primrose Senior Loan is payable in equal monthly principal and interest installments based on a 30-year amortization schedule, with all outstanding principal due and payable at maturity on September 1, 2022. If prepaid prior to March 1, 2022, the Primrose Senior Loan is subject to a prepayment penalty in an amount equal to the greater of (i) 1% of the principal being repaid, or (ii) an amount calculated on the principal being repaid, multiplied by the difference between the Primrose Senior Loan interest rate and a calculated yield rate tied to the rates on applicable U.S. Treasuries. If prepayment is made between March 1, 2022, and May 31, 2022, the prepayment penalty will be 1% of the outstanding principal balance of the Primrose Senior Loan. No prepayment fee is required if the Primrose Senior Loan is prepaid within between June 1, 2022 and maturity. Partial prepayment of a loan is not permitted. The Primrose Senior Loan is collateralized by first priority mortgages and deeds of trust on all real property of the senior housing properties and by an assignment of all leases and agreements relating to the use and occupancy of the properties. The Primrose Senior Loan contains customary affirmative and negative covenants.

In connection with the closing of CHTSun IV, we entered into a mezzanine loan agreement, providing for a mezzanine loan in the original aggregate principal amount of $40.0 million (the “Mezz Loan”). The Mezz Loan matures on July 5, 2014, unless we exercise our option to extend the term of the Mezz Loan for one year, provided certain terms and conditions are satisfied. Interest on the outstanding principal balance of the Mezz Loan accrues from the date of the Mezz Loan through maturity at (i) a rate of 8% per annum from the date of origination through and including the payment date occurring in July 2013, and (ii) a rate of 12% per annum for the remaining term of the Mezz Loan. Interest payments are payable monthly. At maturity, we are required to pay the outstanding principal balance and all accrued and unpaid interest thereon. We are also required to pay a 2% exit fee of approximately $0.8 million upon repayment of the loan either at maturity or before maturity.

In connection with entering into the loan with Prudential relating to our CHTSUN IV joint venture, described in Note 8. “Unconsolidated Entities”, we entered into a separate agreement with Prudential, where as a condition of Prudential consenting to the Mezz Loan, Prudential required us to repay the Mezz Loan within 12 months to the extent we raise sufficient net offering proceeds to satisfy the Mezz Loan. To the extent that we do not repay the Mezz Loan within 12 months, we will be required to restrict the use of all net offering proceeds to pay down the outstanding balance until the Mezz Loan is repaid in full. We intend to repay the loan by June 30, 2013. The Mezz Loan is collateralized by a first priority security interest in our membership interest in CHTSun IV.

In connection with the HarborChase Community development project, we entered into a construction loan agreement for the acquisition of the land and the construction of the HarborChase Community in an aggregate amount of approximately $17.3 million (the “Construction Loan”). Interest on the outstanding principal balance of the Construction Loan accrues at LIBOR plus 3.2%. Until September 1, 2015, only monthly payments of interest are due with respect to the Construction Loan. Thereafter, the Construction Loan is payable in equal monthly principal and interest installments based on a 30-year amortization schedule, with all outstanding principal due and payable at maturity, on September 1, 2017.

The Construction Loan is collateralized by the property, an assignment of leases and rents and assignment of our rights under the management and development agreements. The Construction Loan Agreement contains certain covenants related to debt service coverage, debt yield and occupancy for the HarborChase Community as well as a requirement to complete the project, remedy construction deficiencies and fund an established level of operating deficits.

We paid approximately $4.1 million in loan costs in connection with the four aforementioned debt transactions. As of September 30, 2012, we had an aggregate debt leverage ratio of approximately 49.5% (52.1% including our share of unconsolidated assets and debt). Our target leverage ratio is between 40% to 60% debt to total assets; however, during our early growth period, leverage may be higher for a period of time.

Uses of Liquidity and Capital Resources

Acquisitions

Consolidated Entities

During the nine months ended September 30, 2012, we acquired the following real estate investment properties:

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
One senior housing property

			$84,050,000

The senior housing properties above are subject to long-term triple-net leases. The leases expire in February 2022 subject to the tenant’s option to extend the lease for two additional five year renewal options. Annual base rent is equal to the properties’ lease basis multiplied by the lease rate. The lease rate is 7.875% in the initial lease year and will escalate thereafter pursuant to the lease agreements. Annual capital reserve income is paid to us based on $300 per unit each year. Under the terms of the lease agreements, the tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof repair expenses. The tenant is expected to pay directly to taxing authorities for real estate taxes. However, if the tenant does not pay, we will be liable.

Development Property

In August 2012, we closed on the acquisition of the fee simple interest in a 5.03-acre tract of land in Lady Lake, Florida (the “HarborChase Property”) for the construction and development of a senior living facility (the “HarborChase Community”). The HarborChase Community will consist of a two-story building, of approximately 91,000 square feet, and plans to feature 96 residential units consisting of 66 assisted living units, and 30 memory-care units. The purchase price of the HarborChase Property was approximately $2.2 million.

In connection with the acquisition we entered into a development agreement with a third party with a maximum development budget of approximately $21.7 million, including the purchase price of the land, financing costs, start-up and initial operating deficits. The targeted construction completion date and initial occupancy is scheduled for the fourth quarter of 2013.

Under a promoted interest agreement with the developer, at any time after certain net operating income targets and total return targets have been met, as set forth in the promoted interest agreement, the developer will be entitled to an additional payment based on enumerated percentages of the assumed net proceeds of a deemed sale of the HarborChase Community, provided the developer elects to receive such payment prior to the fifth anniversary of the opening of the HarborChase Community.

For the nine months ended September 30, 2012, we funded approximately $3.7 million in development costs on the HarborChase community. Pursuant to our development agreement, we had commitments to fund approximately $18.1 million in additional development and other costs as of September 30, 2012. We expect to fund the remaining development costs primarily from a construction loan.

Unconsolidated Entities

In June 2012, we acquired a 55% membership interest in seven senior housing properties through a joint venture, CHTSun IV, formed by us and our co-venture partner for approximately $56.7 million. The remaining 45% interest is held by our co-venture partner. Under the terms of the venture agreement for CHTSun IV, we are entitled to receive a preferred return of 11% on our invested capital for the first seven years and share control over major decisions with our co-venture partner. Subject to certain restrictions, our co-venture partner has the option to acquire 100% of our interest in the joint venture in years one and two and in years four through seven. The calculation of our co-venture partner’s purchase price is based upon a predetermined formula as provided in the venture agreement.

In June 2012, we acquired a 75% membership interest in three senior housing properties through a joint venture, Windsor Manor Joint Venture, formed by us and our co-venture partner for approximately $4.8 million. The remaining 25% interest is held by our co-venture partner. Under the terms of the venture agreement for the Windsor Manor Joint Venture, we have an 11% preferred return on our capital contributions, which has priority over our co-venture partner’s 11% return on their capital contributions and we share control over major decisions with our co-venture partner.

Debt Repayments

During the nine months ended September 30, 2012, we repaid $71.4 million of outstanding principal under our Primrose Bridge Loan, including $49.9 million that was repaid as a result of the refinancing as described under Sources of Liquidity and Capital Resources — Borrowings. Other than the debt payment repaid as a result of the Primrose Bridge Loan refinancing, debt payments were funded using net proceeds from our Offering during the nine months ended September 30, 2012.

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

During the nine months ended September 30, 2012, we paid approximately $16.2 million in stock issuance and Offering costs. The Advisor had incurred approximately $0.2 million of additional costs in connection with the Offering, exceeding the 15% limitation, on our behalf as of September 30, 2012. These costs will be recognized by us in future periods as we receive future offering proceeds to the extent that the costs are within the 15% limitation.

Distributions

Once we qualify as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. We expect to generate little, if any, cash flow or funds from operations available for distribution until we make substantial investments. Until we have sufficient cash flow or funds from operations, we have decided and may continue to make stock distributions or to fund all or a portion of cash distributions from sources other than cash flow from operations or funds from operations, such as from cash flows generated by Offering or debt proceeds.

On July 29, 2011, our Board of Directors authorized a distribution policy providing for monthly cash distributions of $0.03333 per share (which is equal to an annualized distribution rate of 4% based on our $10.00 Offering price) together with stock distributions of 0.002500 shares of common stock per share (which is equal to an annualized distribution rate of 3% based on our $10.00 Offering price) for a total annualized distribution of 7% on each outstanding share of common stock (based on the $10.00 offering price) payable to all common stockholders of record as of the close of business on the first business day of each month. Our Board authorized a policy providing for distributions of cash and stock rather than solely of cash in order to retain cash for investment opportunities. We anticipate that we will increase the proportion of distributions paid in cash as our asset base grows and our cash flows increase.

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

The following table represents information related to distributions declared, including cash distributions reinvested, distributions of stock and sources of distributions for the nine months ended September 30, 2012.

			Distributions Paid (3)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via DRP (3)	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares) (4)	Stock Distributions Declared (at current offering price)	Total Cash and Stock Distributions Declared (5)	Cash Flows Provided by (Used in) Operating Activities (6)(2)
2012 Quarter (1)
First	$0.09999	$202,598	$112,295	$90,303	15,196	$151,960	$354,558	$(1,954,009)
Second	$0.09999	557,865	308,872	248,993	41,735	417,350	975,215	97,152
Third	$0.09999	984,050	532,724	451,326	73,911	739,110	1,723,160	(3,769,796)

Total for the nine months ended September 30, 2012	$0.29997	$1,744,513	$953,891	$790,622	130,842	$1,308,420	$3,052,933	$(5,626,653)

FOOTNOTES:

(1)	We commenced operations on October 5, 2011, as such there were no distributions declared during the first three quarters of 2011.
(2)	For the nine months ended September 30, 2012 cash distributions paid to stockholders were 100% funded with proceeds from our offering. For the nine months ended September 30, 2012, 100% of the cash distributions paid to stockholders are expected to be considered a return of capital to stockholders for federal income tax purposes.
(3)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Distribution Reinvestment Plan.
(4)	The distribution of new common shares to the recipients is non-taxable. Stock distributions may cause the interest of later investors in our stock to be diluted as a result of the stock issued to earlier investors.
(5)	Based on the current offering price of $10.00, stock distributions declared represented approximately 43% of the total value of distributions declared and cash distributions declared represented approximately 57% of the total value of distributions declared.
(6)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offering as opposed to operating cash flows. For the nine months ended September 30, 2012, we expensed approximately $5.3 million in acquisition fees and expenses which were paid from the proceeds of our Offering. Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

Our board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on October 1, 2012 and November 1, 2012. These distributions are to be paid and distributed by December 31, 2012.

Redemptions

During the nine months ended September 30, 2012, we redeemed 1,049 shares of common stock for approximately $0.01 million.

Pending Acquisitions

In October 2012, we entered into purchase and sale agreements to acquire a portfolio of five senior housing properties for a purchase price of approximately $85.1 million. The table below presents information on the five senior housing properties:

Communities	Location	Total Units
Brookridge Heights	Marquette, MI	65
Curry House	Cadillac, MI	60
Symphony Manor	Baltimore, MD	69
Woodholme Gardens	Pikesville, MD	80
Fredericktowne	Frederick, MD	74

		348

In October 2012, we entered into a purchase and sale agreement to acquire a second portfolio of five senior housing properties for a purchase price of approximately $73.1 million. The properties will be operated under long-term triple net leases. The table below presents information on the five senior housing properties:

Communities	Location	Total Units
Retirement Community of Lima	Lima, OH	78
Retirement Community of Zanesville	Zanesville, OH	76
Retirement Community of Decatur	Decatur, IL	80
Retirement Community of Council Bluffs	Council Bluffs, IA	68
Primrose Cottages	Aberdeen, SD	21

		323

The acquisitions are subject to certain contingencies, including completion of due diligence and obtaining financing satisfactory to us. There can be no assurance that any or all contingencies will be satisfied and that the transactions will ultimately be completed on the terms set forth above or otherwise.

We anticipate funding the purchase price of the acquisitions from proceeds of our Offering and funds issued from third-party financings.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2012, we used approximately $5.6 million of net cash in operating activities. Cash was used primarily for the payment of acquisition fees, our operating expenses and for debt service. Because we have only recently acquired properties and are in our acquisition stage, the rental income from operating leases from our properties has not been sufficient to fund all of our expenses. Additionally, acquisition fees and expenses are funded with Offering or debt proceeds even though they are required to be shown as a use of operating cash in accordance with GAAP. Until such time as we generate sufficient rental income from operating leases from our investments, we expect to continue to fund such amounts with Offering proceeds.

Results of Operations

From the time of our formation on June 8, 2010 through October 4, 2011, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock. Operations commenced on October 5, 2011, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow. As a result, there are no comparative financial statements for the nine months ended September 30, 2011.

As of September 30, 2012, we owned five wholly-owned senior housing properties, held interests in ten senior housing properties through unconsolidated joint ventures and purchased land on which we are developing a senior housing property. The results of operations for the quarter and nine months ended September 30, 2012 are not indicative of future performance due to the limited time in which we have been operational. As we continue to acquire properties, we expect to have increased revenues and incur greater expenses in each of the above categories.

The following is a discussion of our results of operations for the quarter and nine months ended September 30, 2012:

Rental Income from Operating Leases. Rental income from operating leases was approximately $1.9 million and $4.8 million for the quarter and nine months ended September 30, 2012, respectively, as a result of the five senior housing properties acquired in February 2012. We do not anticipate significant additional sources of revenues for the remainder of 2012 until we make additional direct investments in real estate. The rest of our investments to date were acquired through unconsolidated joint ventures and the results of these entities will flow through equity in earnings (loss) from unconsolidated entities.

Acquisition Fees and Expenses. We incurred approximately $1.4 million and $5.7 million in acquisition fees and expenses during the quarter and nine months ended September 30, 2012, respectively, including approximately $0.4 million which have been capitalized as construction in process relating to our property under development.

General and Administrative. General and administrative expenses for the quarter and nine months ended September 30, 2012 were approximately $0.7 million and $1.8 million, respectively, and were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of director fees.

Asset Management Fees. We incurred approximately $0.5 million and $0.8 million in asset management fees payable to our Advisor during the quarter and nine months ended September 30, 2012.

Property Management Fees. We incurred approximately $0.2 million in property management fees during the quarter and nine months ended September 30, 2012 primarily as a result of services in managing the property operations of our five senior housing properties and our properties owned through unconsolidated joint ventures.

Additionally during the quarter and nine months ended September 30, 2012, we incurred approximately $0.1 million in construction management fees related to oversight of our development property, all of which were capitalized as construction in process.

Depreciation and Amortization. Depreciation and amortization expenses for the quarter and nine months ended September 30, 2012 were approximately $0.6 million and $1.5 million, respectively, and were comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our five wholly-owned senior housing properties.

Interest Expense and Loan Cost Amortization. During the quarter and nine months September 30, 2012, we incurred approximately $2.4 million and $3.9 million, respectively, of interest and loan cost amortization relating to debt outstanding on our properties, of which $0.02 million were capitalized as development costs relating to our property under development. There was no debt outstanding for the quarter and nine months ended September 30, 2011.

Equity in earnings (loss) of unconsolidated entities. Our unconsolidated entities generated earnings (losses) of approximately $0.3 million for the quarter ended September 30, 2012 and $(0.4) million for the nine months ended September 30, 2012. In connection with the initial formation of CHTSUN IV and the Windsor Manor Joint Venture, the ventures incurred approximately $1.4 million in non-recurring transaction costs, which contributed to the ventures’ net loss for the period. Equity in earnings or losses are allocated using the HLBV method, which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of our distribution preferences.

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

Operating Expense Limitation

Operating expenses in general, are expenses relating to our administration on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”) in any four consecutive fiscal quarters (the “Expense Year”) commencing with the Expense Year ended June 30, 2013, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value of the property. We believe that because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. However, FFO and modified funds from operations (“MFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss in its applicability in evaluating operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust its calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and nine months ended September 30, 2012:

	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2012
Net Loss	$(3,170,415)	$(9,063,280)
Adjustments:
Depreciation and amortization	628,321	1,470,400
FFO Adjustments from unconsolidated entities	1,404,299	1,404,299

Total funds from operations	(1,137,795)	(6,188,581)
Acquisition fees and expenses (1)	976,232	5,304,875
Straight-line adjustments for leases (2)	(236,693)	(581,326)
MFFO adjustments from unconsolidated entity: (3)
Acquisition fees and expenses	118,506	853,608

Modified funds from operations	$(279,750)	$(611,424)

Weighted average number of shares of common stock outstanding (basic and diluted)	10,479,698	6,507,929

Net loss per share (basic and diluted)	$(0.30)	$(1.39)

FFO per share (basic and diluted)	$(0.11)	$(0.95)

MFFO per share (basic and diluted)	$(0.03)	$(0.09)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income or (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.

Related Party Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Note 10, “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2011 for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements

In June 2012, we acquired a 55% membership interest in seven senior housing properties through a joint venture, CHTSun IV. CHTSun IV obtained a $125.0 million loan, a portion of which was used to refinance the existing indebtedness encumbering the properties in the portfolio. The non-recourse loan from Prudential, which is collateralized by the properties, has a maturity date of March 5, 2019 and a fixed-interest rate of 4.66% on $55.0 million of the principal amount and 5.25% on $70.0 million of the principal amount of the loan. The loan requires interest-only payments on $55.0 million of the principal amount until September 5, 2012 and interest-only payments on $70 million of the principal amount until January 5, 2013 and monthly payments on both outstanding amounts thereafter of principal and interest based upon a 30-year amortization schedule.

In August 2012, we acquired a 75% membership interest in three senior housing properties through a joint venture, the Windsor Manor Joint Venture. The Windsor Manor Joint Venture obtained a $12.4 million bridge loan a portion of which was used to refinance the existing indebtedness encumbering the properties in the portfolio. The non-recourse loan which is collateralized by the properties has a maturity date of August 31, 2013 or the date upon which permanent financing is obtained, however, the Windsor Manor Joint Venture has the option to extend the maturity date until November 30, 2013. The bridge loan requires monthly interest-only payments until maturity. The bridge loan will bear interest at a rate per annum equal to (a) 3.75% plus the greater of (i) the lenders prime rate, (ii) the Federal Funds Effective Rate (as defined in the agreement) in effect from time to time plus 1/2 of 1% per annum, or (b) the Daily LIBOR Rate (as defined in the agreement). At the time of the disbursement and periodically during the term, the Windsor Manor Joint Venture has the option to elect to have the bridge loan bear interest at a rate equal to a LIBOR based rate (as defined in the agreement) plus 3.75%. We and our co-venture partner have provided guarantees in proportion to our ownership percentage.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of September 30, 2012:

	For the period ending December 31,
	2012	2013-2014	2015-2016	Thereafter	Total
Mortgage note payable (principal and interest)	$801,007	$6,408,055	$6,409,055	$62,432,600	$76,050,717
Mezzanine loan (principal and interest) (1)	808,889	41,884,444	—	—	42,693,333
Development contracts on development properties (2)	5,366,300	12,939,800	—	—	18,306,100

	$6,976,196	$61,232,299	$6,409,055	$62,432,600	$137,050,150

FOOTNOTES:

(1)	In connection with entering into the loan with Prudential relating to our CHTSUN IV joint venture, described in Note 8. “Unconsolidated Entities”, we entered into a separate agreement with Prudential, where as a condition of Prudential consenting to the Mezz Loan, Prudential required us to repay the Mezz Loan within 12 months to the extent we raise sufficient net offering proceeds to satisfy the Mezz Loan. To the extent that we do not repay the Mezz Loan within twelve months, we will be required to restrict the use of all net offering proceeds to pay down the outstanding balance until the Mezz Loan is repaid in full.

(2)	The amounts presented above represent accrued development costs as of September 30, 2012 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs.

Critical Accounting Policies and Estimates

Investment in Unconsolidated Entities

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entity. Based on the respective venture structures and preferences we receive on distributions and liquidation, we record our equity in earnings (loss) of the entities under the HLBV method of accounting. Under this method, we recognize income or loss in each period based on the change in our share of the net book value of the assets in the venture if it were hypothetically liquidated under the provisions of the joint venture agreement at the end of each reporting period as compared to the beginning of the reporting period. In any given period, we could be recording more or less income than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation.

Real Estate Under Development

We record the acquisition of properties that are under development at cost, including acquisition fees and closing costs incurred. The cost of the real estate under development includes direct and indirect costs of development, including interest and miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. In addition, during active development, all operating expenses related to the project, including property expenses such as real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs.

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

The following is a schedule as of September 30, 2012, of our fixed rate debt maturities for the remainder of 2012 and each of the next four years, and thereafter (principal maturities only) in thousands:

	Expected Maturities
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate debt	$228,408	$40,931,425	$970,988	$1,013,232	$1,049,116	$50,998,831	$95,192,000	$95,200,000	(1)

Weighted average interest rate on fixed debt debt	4.11%	7.9%	4.11%	4.11%	4.11%	4.11%	5.7%

FOOTNOTE:

(1)	The estimated fair value of our fixed rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Item 4.	Controls and Procedures

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

Construction and development projects are subject to risks that materially increase the costs of completion. We may, from time to time, develop and construct new properties or redevelop existing properties. In doing so, we will be subject to risks and uncertainties associated with construction and development including, risks related to obtaining all necessary zoning, land-use, building occupancy and other governmental permits and authorizations, risks related to the environmental concerns of government entities or community groups, risks related to changes in economic and market conditions between development commencement and stabilization, risks related to construction labor disruptions, adverse weather, acts of God or shortages of materials which could cause construction delays and risks related to increases in the cost of labor and materials which could cause construction costs to be greater than projected.

We may not have control over construction on our properties. We may acquire sites on which a property we will own will be built, as well as sites that have existing properties (including properties that require renovation). We may be subject to risks in connection with a developer’s ability to control construction costs and the timing of completion of construction or a developer’s ability to build in conformity with plans, specifications and timetables. A developer’s failure to perform may require legal action by us to terminate the development agreement or compel performance. We may incur additional risks as we make periodic payments or advances to developers prior to completion of construction. These and other factors can result in increased costs of a development project or loss of our investment. In addition, post-construction, we are subject to ordinary lease-up risks relating to newly-constructed projects.

Changes in accounting pronouncements could adversely impact our or our tenants’ reported financial performance. Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and the U.S. Securities and Exchange Commission, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. In such event, tenants may determine not to lease properties from us, or, if applicable, exercise their option to renew their leases with us. This in turn could cause a delay in investing our offering proceeds, make it more difficult for us to enter into leases on terms we find favorable and impact the distributions to stockholders.

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

Until 18 months after we have completed our offering stage, we expect to use the price paid to acquire a share of our common stock in our most recent offering as the estimated per share value of our shares. Even when determining the estimated per share value of our common stock from and after 18 months after completion of our offering stage, the estimated per share value of our shares will be based upon a number of assumptions that may not be accurate or complete.

To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our offerings in providing information on customer account statements as provided by National Association of Securities Dealers (“NASD”) Rule 2340, we expect to disclose in each of our annual reports an estimated per share value of our common stock, the method by which the estimated per share value of our common stock was developed and the date of the data used to develop the estimated per share value of our common stock. In addition, our advisor will prepare annual statements of the estimated per share value of our common stock to assist fiduciaries of retirement plans subject to the annual reporting and valuation requirements of ERISA in the preparation of their reports relating to an investment in our shares. Our advisor intends to use the most recent price paid to acquire a share of our common stock in the primary offering (ignoring purchase price discounts for certain categories of purchasers) or a subsequent follow-on public offering as the estimated per share value of our common stock until 18 months after we have completed our offering stage (as defined below). Although this initial estimated per share value of our common stock will represent the most recent price at which most investors will purchase our shares, this estimated per share value of our common stock will likely differ from the price at which a stockholder could resell his or her shares because there will be no public trading market for the shares at that time and the estimated per share value of our common stock will not reflect, and will not be derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets. We will consider our offering stage complete on the first date that we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through this offering or an additional follow-on public offering, provided we have not filed a registration statement for an additional follow-on public offering as of such date (for purposes of this definition, we do not consider “public offerings” to include offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, if any). If our board of directors determines that it is in our best interest, we may conduct additional follow-on offerings upon the termination of this offering. Our articles do not restrict our ability to conduct offerings in the future.

When determining the estimated per share value of our common stock from and after 18 months after the completion of our offering stage, our advisor, or another firm chosen for that purpose, will estimate the per share value of our common stock based upon a number of assumptions that may not be accurate or complete, and our board of directors will approve such estimated per share value of our common stock. There is no guarantee that such estimated per share value will equal or exceed, or not be substantially less than, the per share amount paid by investors in our offering.

Proposed changes to FINRA rules and regulations could have a material impact on when we initially publish our estimated per share value and, in the event we are required to publish such estimated value prior to completion of our offering, such action could impact the price at which our shares are offered and our ability to raise capital through our offerings.

In March 2012, FINRA requested public comment through April 11, 2012 on its proposed amendment to the NASD Rule 2340 to require that per share estimated values of non-traded REITs be reported on customer account statements and modify the account statement disclosures that accompany the per share estimated value. Due to the fact that the managing dealer and participating brokers selling our common stock in our offering are subject to FINRA rules and regulations, any significant changes to Rule 2340 could have a material impact on when we initially publish our estimated per share value. In the event we are required to publish such estimated value prior to completion of our offering, including any follow-on offering, if any, such action would affect the price at which our shares are offered and our ability to raise capital through our offerings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Use of Proceeds from Registered Securities

On June 27, 2011, our Registration Statement (File No. 333-168129), covering a public offering of up to 300,000,000 shares of common stock, was declared effective by the SEC, and our Offering commenced and is ongoing. The use of proceeds from our Offering was as follows as of September 30, 2012:

	Total	Payments to Affiliates (2)	Payments to Others
Shares registered	300,000,000
Aggregate price of offering amount registered	$3,000,000,000
Shares sold (1)	12,584,155
Aggregate amount sold	$125,685,997
Offering expenses (3)	(18,054,774)	$(10,225,314)	(7,829,460)

Net offering proceeds to the issuer	107,631,223
Proceeds from borrowing, net of loan costs	112,464,207

Total net offering proceeds and borrowing	220,095,430
Purchases of real estate and development costs	(87,368,576)		(87,368,576)
Investments in unconsolidated entities	(61,735,207)		(61,735,207)
Payment of acquisition fees and expenses	(6,578,752)	(4,519,296)	(2,059,456)
Repayment of borrowing	(21,522,000)		(21,522,000)
Payment of distributions (4)	(1,800,405)	(8,231)	(1,792,174)
Lender deposits	(601,910)		(601,910)
Payment of operating expenses (4)	(432,870)	(432,870)
Restricted cash (4)	(827,283)		(827,283)
Redemption of common stock	(10,474)		(10,474)
Payment of lease costs	(9,087)		(9,087)

Unused proceeds from Offering and borrowing	$39,208,866

FOOTNOTES:

(1)	Excludes unregistered shares and 135,022 shares issued as stock distributions.
(2)	Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.
(3)	Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the Managing Dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in payments to others for purposes of this table. This table does not include amounts incurred by the Advisor in excess of 15% limitation described in the footnotes to the accompanying financial statements.
(4)	Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering and borrowings. The amounts presented above represent the net proceeds used for such purposes as of September 30, 2012. Distributions paid include amounts reinvested pursuant to our distribution reinvestment plan of $981,392 (103,305 shares).

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from the Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay distributions and operating expenses from our net proceeds from our Offering.

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the nine months ended September 30, 2012, we redeemed 1,049 shares of common stock. For the quarter ended September 30, 2012, we did not redeem any shares of common stock.

Item 3.	Defaults Upon Senior Securities — None

Item 4:	Mine Safety Disclosure — Not Applicable

Item 5.	Other Information — None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of November 2012.

CNL HEALTHCARE TRUST, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Healthcare Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Healthcare Trust, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholder Equity, (iv) Condensed Consolidated Statements of Cash Flow, and (v) Notes to the Condensed Consolidated Financial Statements.

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