Form 10-Q/A
period 2012-06-30
CNL Healthcare Properties, Inc.
filed 2013-01-09
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment #1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54685

CNL Healthcare Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-2876363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

CNL Healthcare Trust, Inc.

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

The number of shares of common stock of the registrant outstanding as of January 2, 2013 was 18,902,435.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Amendment No. 1 Overview

CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2012 to reflect the restatement of its previously issued unaudited condensed consolidated financial statements and other information to correct the Company’s accounting for costs incurred in connection with the acquisition of its equity method investment. Under generally accepted accounting principles in the United States, an investment in equity method investments should be treated as an asset acquisition with costs incurred to put the investment in place being capitalized as part of the investment. The Company had incorrectly expensed transaction costs related to its investment in unconsolidated entity. The capitalized transaction costs incurred at the investor level create an outside basis difference that should be allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, then the basis differences should be amortized as a component of equity in earnings (loss) of unconsolidated entities. This error impacted the Company’s Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity and Statement of Cash Flows. Additionally, the restatement resulted in changes to Notes 2, 3, 4, 8, 10 and 13, included in Item 1 of Part 1, as well as the related disclosures within Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Funds from Operations, included in Item 2 of Part 1. For further discussion of the restatement, see Note 2 to our unaudited condensed consolidated financial statements and Item 4 contained herein of Part I.

The information contained in this Amendment, including financial statements and the notes hereto, amends only Items 1, 2 and 4 of Part 1 and Item 6 of Part II of the Company’s originally filed Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2012 and no other items in the Company’s originally filed Quarterly Report on Form 10-Q are amended hereby. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission, or the SEC. In addition, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012 (Restated)	December 31, 2011

ASSETS
Real estate investment properties, net	81,573,932	—
Investment in unconsolidated entity	58,495,643	—
Cash	13,082,283	10,001,872
Loan costs, net	1,687,910	—
Intangibles, net	1,633,989	—
Prepaid and other assets	542,824	161,390
Due from affiliates	131,360	—
Restricted cash	39,400	—
Deposits	—	400,000

Total Assets	$157,187,341	$10,563,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage notes payable	$89,878,000	$—
Accounts payable and accrued expenses	2,620,623	668,120
Due to related parties	514,983	192,755
Other liabilities	56,815	—

Total Liabilities	93,070,421	860,875

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value per share, 200,000,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 8,317,844 and 1,357,572 shares issued and 8,316,795 and 1,357,572 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	83,168	13,576
Capital in excess of par value	70,149,094	11,504,283
Accumulated loss	(5,298,987)	(1,759,580)
Accumulated distributions	(816,355)	(55,892)

Total Stockholders’ Equity	64,116,920	9,702,387

Total Liabilities and Stockholders’ Equity	$157,187,341	$10,563,262

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30, 2012 (Restated)	Six Months Ended June 30, 2012 (Restated)

Revenues:
Rental income from operating leases	$1,922,467	$2,863,982

Total Revenues	1,922,467	2,863,982

Expenses:
Acquisition fees and expenses	75,772	1,975,185
General and administrative	575,352	1,059,400
Asset management fees	210,125	280,167
Property management fees	33,137	49,515
Depreciation and amortization	631,883	842,079

Total Expenses	1,526,269	4,206,346

Operating Income (Loss)	396,198	(1,342,364)

Other Income (Expense):
Interest and other income	5,245	5,346
Interest expense and loan cost amortization	(753,922)	(1,428,761)
Equity in loss of unconsolidated entity	(773,628)	(773,628)

Total Other Expense	(1,522,305)	(2,197,043)

Net Loss	$(1,126,107)	$(3,539,407)

Net Loss Per Share of Common Stock (basic and diluted)	$(0.17)	$(0.77)

Weighted Average Number of Shares of Common Stock Outstanding (basic and diluted)	6,509,781	4,611,563

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012 and the Year Ended December 31, 2011

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Accumulated Loss	Accumulated Distributions	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2010	22,222	$222	$199,778	$—	$—	$200,000
Subscriptions received for common stock through public offering and reinvestment plan	1,331,170	13,312	13,276,934	—	—	13,290,246
Stock distributions	4,180	42	(42)	—	—	—
Stock issuance and offering costs	—	—	(1,972,387)	—	—	(1,972,387)
Net loss	—	—	—	(1,759,580)	—	(1,759,580)
Cash distributions, declared and paid or reinvested ($0.06666 per share)	—	—	—	—	(55,892)	(55,892)

Balance at December 31, 2011	1,357,572	13,576	11,504,283	(1,759,580)	(55,892)	9,702,387
Subscriptions received for common stock through public offering and reinvestment plan	6,903,341	69,032	68,885,420	—	—	68,954,452
Stock distributions	56,931	570	(570)	—	—	—
Redemption of common stock	(1,049)	(10)	(10,464)	—	—	(10,474)
Stock issuance and offering costs	—	—	(10,229,575)	—	—	(10,229,575)
Net loss (Restated)	—	—	—	(3,539,407)	—	(3,539,407)
Cash distributions, declared and paid or reinvested ($0.19998 per share)	—	—	—	—	(760,463)	(760,463)

Balance at June 30, 2012 (Restated)	8,316,795	$83,168	$70,149,094	$(5,298,987)	$(816,355)	$64,116,920

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months Ended June 30, 2012 (Restated)

Operating Activities:
Net Cash Provided by Operating Activities	$496,601

Investing Activities:
Acquisition of property	(83,650,000)
Investment in unconsolidated entity	(59,269,271)
Changes in restricted cash	(39,400)
Other	(9,087)

Net Cash Flows Used in Investing Activities	(142,967,758)

Financing Activities:
Subscriptions received for common stock through public offering	68,533,285
Payment of stock issuance costs	(10,418,795)
Distributions to stockholders, net of distribution reinvestments	(339,296)
Redemption of common stock	(10,474)
Proceeds from mortgage notes payable	111,400,000
Principal payments on mortgage notes payable	(21,522,000)
Payment of loan costs	(2,091,152)

Net Cash Flows Provided by Financing Activities	145,551,568

Net increase in cash	3,080,411
Cash at beginning of period	10,001,872

Cash at end of Period	$13,082,283

Supplemental Disclosure of Non-Cash Transactions:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$196,753

Stock distributions (at par)	$570

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc. and CNL Properties Trust, Inc., (“the Company”) is a Maryland corporation incorporated on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes in 2012. In order to better reflect the concentrated investment focus, as described below, the Company amended its amended and restated articles of incorporation on February 9, 2012 to change its name to CNL Healthcare Trust, Inc. On December 26, 2012, the Company amended its amended and restated articles of incorporation to change its name to CNL Healthcare Properties, Inc.

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

2.	Restatement of Unaudited Condensed Consolidated Financial Statements

The Company has restated its condensed consolidated financial statements and other financial information contained in its Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2012 to correct the Company’s accounting for costs incurred in connection with the acquisition of its equity method investment. The accompanying condensed consolidated financial statements were restated only to reflect the adjustment described below and to update subsequent events through the date of the filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission, or the SEC.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

2.	Restatement of Unaudited Condensed Consolidated Financial Statements (continued)

The Company identified an error in its accounting for costs incurred in connection with the acquisition of its equity method investment. Under generally accepted accounting principles in the United States, equity method investments should be treated as an asset acquisition with costs incurred to put the investment in place being capitalized as part of the investment. The Company had incorrectly expensed transaction costs related to its investment in unconsolidated entity. The capitalized transaction costs incurred at the investor level create an outside basis difference that should be allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, then the basis differences should be amortized as a component of equity in earnings (loss) of unconsolidated entities.

The following table sets forth the effects of the restatement on certain line items within the Company’s previously issued financial statements:

	Three months ended June 30, 2012		Six months ended June 30, 2012
Condensed Consolidated Statements of Operations	Restated	As Reported	Restated	As Reported
Acquisition fees and expenses	$75,772	$2,429,230	$1,975,185	$4,328,643
Operating income (loss)	$396,198	$(1,957,260)	$(1,342,364)	$(3,695,822)
Equity in loss of unconsolidated entity	$(773,628)	$(773,628)	$(773,628)	$(773,628)
Net loss	$(1,126,107)	$(3,479,565)	$(3,539,407)	$(5,892,865)
Net loss per share of common stock (basic and diluted) (1)	$(0.17)	$(0.55)	$(0.77)	$(1.33)

Condensed Consolidated Balance Sheets	June 30, 2012	June 30, 2012
	Restated	As Reported
Investment in unconsolidated entity	$58,495,643	$56,142,185
Total assets	$157,187,341	$154,833,883
Accumulated loss	$(5,298,987)	$(7,652,445)
Total stockholders’ equity	$64,116,920	$61,763,462

Condensed Consolidated Statement of Cash Flows	June 30, 2012	June 30, 2012
	Restated	As Reported
Cash flows provided by (used in) operating activities	$496,601	$(1,856,857)
Cash flows used in investing activities	$(142,967,758)	$(140,614,300)

FOOTNOTE:

(1)	Includes a dilutive effect on net loss per share of $0.01 and $0.03 for the quarter and six months ended June 30, 2012, respectively, related to the additional stock dividend declared and paid subsequent to June 30, 2012 that was not previously reflected in the Company’s weighted average shares.

3.	Summary of Significant Accounting Policies (Restated)

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

3.	Summary of Significant Accounting Policies (Restated) (continued)

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

3.	Summary of Significant Accounting Policies (Restated) (continued)

Investment in Unconsolidated Entity — The Company accounts for its investment in an unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control this entity. This investment is recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entity. Based on the respective venture structure and preference the Company receives on distributions and liquidation, the Company records its equity in earnings of the entity under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognizes income or loss in each period as if the net book value of the assets in the venture were hypothetically liquidated at the end of each reporting period following the provisions of the joint venture agreement. In any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation. The Company’s investment in unconsolidated entity is accounted for as an asset acquisition in which acquisition fees and expenses are capitalized as part of the basis in the investment in unconsolidated entity. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entity.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

3.	Summary of Significant Accounting Policies (Restated) (continued)

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

Acquisition Fees and Expenses — The Company incurs acquisitions fees and expenses in connection with the selection, acquisition, development and construction of properties, including expenses on properties it determines not to acquire. The Company immediately expenses all acquisition costs and fees associated with transactions deemed to be business combinations, but capitalizes these costs for transactions deemed to be acquisitions of an asset or equity investment. The Company incurred acquisition fees and expenses of approximately $2.4 million and $4.3 million during the quarter and six months ended June 30, 2012, respectively, including $2.4 million which were capitalized as investment in unconsolidated entity during the quarter and six months ended June 30 2012.

Net Loss per Share — Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding for the full periods presented. Therefore, the weighted average number of shares outstanding for the quarter and six months ended June 30, 2012 has been revised to include stock distributions declared through December 31, 2012 as if they were outstanding as of the beginning of each period presented. Included in the weighted average shares outstanding for the quarter and six months ended June 30, 2012 are 243,969 shares declared as stock distributions through December 31, 2012.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

3.	Summary of Significant Accounting Policies (Restated) (continued)

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

4.	Acquisitions (Restated)

Consolidated Entities — During the six months ended June 30, 2012, the Company acquired the following five senior housing properties:

Property/Description	Location	Date of Acquisition	Allocated Purchase Price

Sweetwater Retirement Community	Billings, MT	2/16/2012	$16,640,440
One senior housing property
Primrose Retirement Community of Grand Island	Grand Island, NE	2/16/2012	13,862,710
One senior housing property
Primrose Retirement Community of Marion	Marion, OH	2/16/2012	15,480,587
One senior housing property
Primrose Retirement Community of Mansfield	Mansfield, OH	2/16/2012	19,129,186
One senior housing property
Primrose Retirement Community of Casper	Casper, WY	2/16/2012	18,937,077
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

$84,050,000

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

4.	Acquisitions (Restated) (continued)

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

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties were acquired as of January 1, 2012 and owned during the quarter and six months ended June 30, 2012:

	Quarter ended June 30, 2012 (Restated)	Six months ended June 30, 2012 (Restated)
Revenues	$1,922,467	$3,844,948

Net loss	$(1,126,107)	$(3,818,465)

Loss per share of common stock (basic and diluted)	$(0.17)	$(0.82)

Weighted average number of shares of common stock outstanding (basic and diluted) (1)	6,509,781	4,667,280

FOOTNOTES:

(1)	As a result of the properties being treated as operational since January 1, 2012, the Company assumed approximately 603,303 shares were issued as of January 1, 2012. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2012 instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the periods presented.

5.	Real Estate Investment Properties, net

As of June 30, 2012, real estate investment properties consisted of the following:

Land and land improvements	$5,746,081
Buildings	75,680,273
Equipment	933,313
Less: accumulated depreciation	(785,735)

$81,573,932

For the quarter and six months ended June 30, 2012, depreciation expense on the Company’s real estate investment properties was approximately $0.6 million and $0.8 million, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

6.	Operating Leases

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

$1,633,989

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

8.	Unconsolidated Entity (Restated)

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

As of June 30, 2012, the Company’s investment in its unconsolidated entity was approximately $58.5 million, including approximately $2.4 million of acquisition fees and expenses that were capitalized and will be amortized over the average useful life of the underlying assets. The following tables present financial information for the Company’s unconsolidated entity as of and for the quarter and six months ended June 30, 2012:

Summarized operating data:

	Quarter ended June 30, 2012 (2)	Six months ended June 30, 2012 (2)

Revenue	$—	$—

Operating loss	$(1,372,635)	$(1,372,635)

Net loss	$(1,433,935)	$(1,433,935)

Loss allocable to venture partner (1)	$(660,307)	$(660,307)

Loss allocable to the Company (1)	$(773,628)	$(773,628)
Amortization of capitalized costs	—	—

Equity in loss of unconsolidated entity	$(773,628)	$(773,628)

FOOTNOTES:

(1)	Income is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	Represents operating data from the date of acquisition through the end of the period presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

9.	Borrowings (continued)

The following is a schedule of future principal payments and maturity for the Company’s borrowings as of June 30, 2012:

2012	$—
2013	49,878,000
2014	40,000,000
2015	—
2016	—
Thereafter	—

$89,878,000

The fair market value and carrying value of the mortgage notes payable was approximately $89.9 million and $89.9 million as of June 30, 2012 based on then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our mortgage notes payable is categorized as level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of June 30, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

10.	Related Party Arrangements (Restated)

For the quarter and six months ended June 30, 2012, the Company incurred the following fees in connection with its Offering:

	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012

Selling commissions	$2,510,749	$4,432,183
Marketing support fees	1,217,197	2,040,669

	$3,727,946	$6,472,852

For the quarter and six months ended June 30, 2012, the Company incurred the following fees and reimbursable expenses as follows:

	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012
Reimbursable expenses:
Offering costs	$2,022,653	$3,427,346
Operating expenses	407,337	824,043

	2,429,990	4,251,389
Investment services fees (1)	2,301,311	3,856,236
Property management fees	33,137	49,515
Asset management fees	210,125	280,167

	$4,974,563	$8,437,307

FOOTNOTE:

(1) For the quarter and six months ended June 30, 2012, the Company incurred investment services fees totaling approximately $2.3 million related to the Company’s unconsolidated entity which has been capitalized and included in investment in unconsolidated entity.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

10.	Related Party Arrangements (Restated) (continued)

As of June 30, 2012 and December 31, 2011, the following amounts were included in due to (from) related parties in the financial statements:

	June 30, 2012	December 31, 2011
Reimbursable expenses:
Offering costs	$(262,390)	$41,416
Operating expenses	131,030	69,173

	(131,360)	110,589

Selling commissions	135,228	57,516
Marketing support fees	61,525	24,650
Property management fees	49,515	—

	246,268	82,166

Due to CNL Lifestyle Properties Inc.	268,715	—

	$383,623	$192,755

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

11.	Stockholders’ Equity

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

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

Under the terms of the venture agreement for the Windsor Manor Joint Venture, the Company has an 11% preferred return on its capital contributions, which has priority over the Company’s co-venture partner’s 11% return on its capital contributions and shares control over major decisions with Company’s co-venture partners.

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

The Company’s board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on July 1, 2012 and August 1, 2012. These distributions were paid and distributed prior to September 30, 2012.

The Company’s board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on January 1, 2013. These distributions will be paid and distributed before March 31, 2013.

Additionally, the Company’s board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on October 1, 2012, November 1, 2012 and December 1, 2012. These distributions were paid and distributed prior to December 31, 2012.

In December 2012, the Company acquired a fee simple interest in a 2.7-acre tract of land in Acworth, Georgia (the “Acworth Property”) for the construction and development of a senior living facility (the “Dogwood Forest of Acworth Community”). The Dogwood Forest of Acworth Community will consist of a one three-story building, of approximately 85,000 square feet, and feature 92 residential units consisting of 46 assisted living units, and 46 memory care units. The purchase price of the Acworth Property was approximately $1.8 million.

In connection with the acquisition the Company entered into a development agreement with a third party with a maximum development budget of approximately $21.8 million, including the purchase price of the land, financing costs, start-up and initial operating deficits. The targeted construction completion date and initial occupancy is scheduled for the second quarter of 2014.

Under a promoted interest agreement with the developer, at any time after the average occupancy of the Dogwood Forest of Acworth Community is greater than 88% over the preceding six months, but prior to the expiration of six years from occupancy of the first resident of Dogwood Forest of Acworth Community, the developer may elect to receive a payment based on various percentages of the assumed profit from a deemed sale of the Dogwood Forest of Acworth Community, subject to our achievement of a certain internal rate of return on our investment in the Dogwood Forest of Acworth Community.

In connection with the Dogwood Forest of Acworth Community development project, the Company entered into a construction loan agreement for the acquisition of the land and the construction of the Dogwood Community in an aggregate amount of approximately $15.1 million (the “Dogwood Construction Loan”). Interest on the outstanding principal balance of the Dogwood Construction Loan accrues at LIBOR plus 3.2%. For the first 36 months, only monthly payments of interest are due with respect to the Dogwood Construction Loan. Thereafter, the Dogwood Construction Loan is payable in equal monthly principal and interest installments based on a 30-year amortization schedule, with all outstanding principal due and payable at maturity, on September 1, 2018.

The Dogwood Construction Loan is collateralized by the property, an assignment of leases and rents and an assignment of the Company’s rights under the management and development agreements. The Dogwood Construction Loan contains certain covenants related to debt service coverage, debt yield and occupancy for the Dogwood Community as well as a requirement to complete the project, remedy construction deficiencies and fund an established level of operating deficits.

In December 2012, the Company acquired a 100% fee simple interest in land and related improvements comprising five senior housing communities (the “Primrose II Communities”), for an aggregate purchase price of approximately $73.1 million. The Primrose II Communities feature a total of 323 residential units consisting of 174 independent living units, 128 assisted living units and 21 memory care units.

Each of the Primrose II Communities is subject to long-term triple-net leases with a base term of 10 years and two additional five-year renewal options. Annual base rent is equal to the properties’ lease basis multiplied by the lease rate.

In connection with the acquisition of the Primrose II Communities, the Company entered into bridge loan agreement with a lender in the original aggregate principal amount of $49.7 million (the “Primrose II Bridge Loan”). The Primrose II Bridge Loan matures on December 19, 2013 and bears interest at a rate equal to LIBOR plus 3.75%. At the time of the disbursement of the Primrose II Bridge Loan and periodically during the term, the Company has the option to elect whether to have the Primrose II Bridge Loan bear interest at the Adjusted Base Rate or the Adjusted LIBOR Rate (unless the default rate is applicable, such interest rate elected and in effect being referred to as, the “Applicable Rate”). The “Adjusted Base Rate” is a fluctuating interest rate per annum equal to 3.75% plus the greater of (i) the lender’s prime rate, (ii) the Federal Funds effective rate in effect from time to time plus ½ of 1% per annum, or (iii) the Daily LIBOR Rate. The “Adjusted LIBOR Rate” for any LIBOR Rate interest period is equal to a LIBOR based rate plus 3.75%. The Applicable Rate will revert to the Adjusted Base Rate as of the last day of the applicable LIBOR Rate interest period, unless the Company again elects the Adjusted LIBOR Rate as the Applicable Rate in the manner set forth in the loan agreement. Provided there exists no event of default under the loan agreement, at any time the Applicable Rate is the Adjusted Base Rate, the Company shall have the right in accordance with the terms of the Primrose II Loan Agreement, to elect the Adjusted LIBOR Rate as the Applicable Rate. The Company may prepay the Loan at any time, without prepayment penalty, except for certain LIBOR breakage costs.

The Primrose II Bridge Loan is collateralized by first priority mortgages and deeds of trust on all real property of the properties and by an assignment of all leases and agreements relating to the use and occupancy of the properties. The Primrose II Bridge Loan contains affirmative, negative and financial covenants customary for of the type, including limitations on incurrence of additional indebtedness, restrictions on payments of cash distributions in the event of default, minimum occupancy levels, debt service coverage and minimum liquidity and consolidated tangible net worth requirements of the Company.

In December 2012, the Company acquired a 100% fee simple interest in land and related improvements comprising five senior housing communities (the “Capital Health Communities”) for an aggregate purchase price of approximately $85.1 million. The Capital Health Communities feature a total of 348 residential units consisting of 225 assisted living units and 123 memory care units. The Capital Health Communities are operated under management agreements with third-party management operators.

In connection with the acquisition of the Capital Health Communities, the Company entered into a loan agreement, providing for a term loan in an original aggregate principal amount of $48.5 million (the “Capital Health Loan”). The Capital Health Loan contains a seven-year term and bears interest at 4.25% per annum and requires monthly payments of interest and principal based on a 25-year amortization schedule. Subject to payment of a prepayment premium, the Company may prepay the Capital Health Loan at any time.

The Capital Health Loan is collateralized by first priority mortgages and deeds of trust on all real property of the properties and by an assignment of all leases and agreements relating to the use and occupancy of the properties. The Capital Health Loan contains affirmative, negative and financial covenants customary for this type of loan, including limitations on incurrence of additional indebtedness, restrictions on payments of cash distributions, minimum Capital Health Communities occupancy levels and debt service coverage.

The Company has not completed its purchase price allocation or the pro forma results of operations relating to the aforementioned subsequent acquisitions as the Company did not have complete information available to perform the calculations given the close time period between the closing of the acquisition and the filing of this report.

In December 2012, the Company entered into an agreement with Health Care REIT, Inc. (“HCN”) to sell its interests in the CHTSun IV joint venture to HCN for an aggregate of $65.4 million subject to adjustment based on the closing date and actual cash flow distribution (the “CHTSun IV Joint Venture Disposition”). The CHTSun IV Joint Venture Disposition is conditioned upon the merger of HCN with the Company’s co-venture partner, which is expected to be completed in 2013.

During the period July 1, 2012 through January 2, 2013, the Company received additional subscription proceeds of approximately $103.9 million (10.4 million shares).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

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

Overview

CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc. and CNL Properties Trust, Inc., is a Maryland corporation incorporated on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) in 2012 for U.S. federal income tax purposes. In order to better reflect our current investment focus, as described below, we amended our amended and restated articles of incorporation on February 9, 2012 to change our name to CNL Healthcare Trust, Inc. On December 26, 2012, we amended our amended and restated articles of incorporation to change our name to CNL Healthcare Properties, Inc.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

To date, our primary source of capital has been the proceeds from our Offering and proceeds from our debt. For the six months ended June 30, 2012, we received aggregate offering proceeds of approximately $69.0 million (6.9 million shares) including approximately $0.4 million (44,316 shares) received through our Reinvestment Plan. During the period July 1, 2012 through January 2, 2013, we received additional subscription proceeds of approximately $103.9 million (10.4 shares). We expect to continue to raise capital under our Offering.

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

In connection with the acquisition, we capitalized approximately $2.4 million of acquisition fees and expenses as a component of our investment in the unconsolidated entity.

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

			Distributions Paid (3)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via DRP (3)	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares) (4)	Stock Distributions Declared (at current offering price)	Total Cash and Stock Distributions Declared (5)	Cash Flows Provided by (Used in) Operating Activities (6)(2)
2012 Quarter (1)
First	$0.09999	$202,598	$112,295	$90,303	$15,196	$151,960	$354,558	$(1,954,009)
Second	$0.09999	557,865	308,872	248,993	41,735	417,350	975,215	2,450,610

Total for the six months ended June 30, 2012	$0.19998	$760,463	$421,167	$339,296	$56,931	$569,310	$1,329,773	$496,601

FOOTNOTES:

(1)	We commenced operations on October 5, 2011, as such there were no distributions declared during the first three quarters of 2011.
(2)	For the six months ended June 30, 2012 cash distributions paid to stockholders were partially funded with proceeds from our offering. For the six months ended June 30, 2012, 100% of the cash distributions paid to stockholders are expected to be considered a return of capital to stockholders for federal income tax purposes.
(3)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Distribution Reinvestment Plan.
(4)	The distribution of new common shares to the recipients is non-taxable. Stock distributions may cause the interest of later investors in our stock to be diluted as a result of the stock issued to earlier investors.
(5)	Based on the current offering price of $10.00, stock distributions declared represented approximately 43% of the total value of distributions declared and cash distributions declared represented approximately 57% of the total value of distributions declared.
(6)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offering as opposed to operating cash flows. For the six months ended June 30, 2012, we expensed approximately $2.0 million in acquisition fees and expenses which are paid from the proceeds of our Offering. Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

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

Additionally, our board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on October 1, 2012, November 1, 2012 and December 1, 2012. These distributions were paid and distributed prior to December 31, 2012.

Our board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on January 1, 2013. These distributions will be paid and distributed before March 31, 2013.

Redemptions

During the six months ended June 30, 2012, we redeemed 1,049 shares of common stock for approximately $0.01 million.

Subsequent Events

In August 2012, we acquired a 75% membership interest in three senior housing properties through a joint venture (the “Windsor Manor Joint Venture”), formed by us and our co-venture partner, for approximately $4.8 million. The remaining 25% interest is held by our co-venture partner. The total acquisition price for the three senior housing properties was approximately $18.8 million. The Windsor Manor Joint Venture obtained a $12.4 million bridge loan, a portion of which was used to refinance the existing indebtedness encumbering the properties in the portfolio. The non-recourse loan which is collateralized by the properties has a maturity date of August 31, 2013 or the date upon which permanent financing is obtained. However, the Windsor Manor Joint Venture has the option to extend the maturity date until November 30, 2013. The bridge loan requires monthly interest-only payments until maturity. The bridge loan will bear interest at a rate per annum equal to 3.75% plus the greater of (i) the lender’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the agreement) in effect from time to time plus 1/2 of 1% per annum, or (iii) the Daily LIBOR Rate (as defined in the agreement). At the time of the disbursement and periodically during the term, the Windsor Manor Joint Venture has the option to elect to have the bridge loan bear interest at a rate equal to a LIBOR based rate (as defined in the agreement) plus 3.75%. We and our co-venture partner have provided guarantees in proportion to our ownership percentages.

Under the terms of the venture agreement for the Windsor Manor Joint Venture, we have an 11% preferred return on its capital contributions, which has priority over our co-venture partner’s 11% return on its capital contributions and shares control over major decisions with our co-venture partners.

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

In December 2012, we closed on the acquisition of the fee simple interest in a 2.7-acre tract of land in Acworth, Georgia (the “Acworth Property”) for the construction and development of a senior living facility (the “Dogwood Forest of Acworth Community”). The Dogwood Forest of Acworth Community will consist of a one three-story building, of approximately 85,000 square feet, and feature 92 residential units consisting of 46 assisted living units, and 46 memory care units. The purchase price of the Acworth Property was approximately $1.8 million.

In connection with the acquisition we entered into a development agreement with a third party with a maximum development budget of approximately $21.8 million, including the purchase price of the land, financing costs, start-up and initial operating deficits. The targeted construction completion date and initial occupancy is scheduled for the second quarter of 2014.

Under a promoted interest agreement with the developer, at any time after the average occupancy of the Dogwood Forest of Acworth Community is greater than 88% over the preceding six months, but prior to the expiration of six years from occupancy of the first resident of Dogwood Forest of Acworth Community, the developer may elect to receive a payment based on various percentages of the assumed profit from a deemed sale of the Dogwood Forest of Acworth Community, subject to our achievement of a certain internal rate of return on our investment in the Dogwood Forest of Acworth Community.

In connection with the Dogwood Forest of Acworth Community development project, we entered into a construction loan agreement for the acquisition of the land and the construction of the Dogwood Community in an aggregate amount of approximately $15.1 million (the “Dogwood Construction Loan”). Interest on the outstanding principal balance of the Dogwood Construction Loan accrues at LIBOR plus 3.2%. For the first 36 months, only monthly payments of interest are due with respect to the Dogwood Construction Loan. Thereafter, the Dogwood Construction Loan is payable in equal monthly principal and interest installments based on a 30-year amortization schedule, with all outstanding principal due and payable at maturity, on September 1, 2018.

The Dogwood Construction Loan is collateralized by the property, an assignment of leases and rents and an assignment of our rights under the management and development agreements. The Dogwood Construction Loan Agreement contains certain covenants related to debt service coverage, debt yield and occupancy for the Dogwood Community as well as a requirement to complete the project, remedy construction deficiencies and fund an established level of operating deficits.

In December 2012, we acquired a 100% fee simple interest in land and related improvements comprising five senior housing communities (the “Primrose II Communities”), for an aggregate purchase price of approximately $73.1 million. The Primrose II Communities feature a total of 323 residential units consisting of 174 independent living units, 128 assisted living units and 21 memory care units.

Each of the Primrose II Communities is subject to long-term triple-net leases with a base term of 10 years and two additional five-year renewal options. Annual base rent is equal to the properties’ lease basis multiplied by the lease rate.

In connection with the acquisition of the Primrose II Communities, we entered into bridge loan agreement with a lender in the original aggregate principal amount of $49.7 million (the “Primrose II Bridge Loan”). The Primrose II Bridge Loan matures on December 18, 2013 and bears interest at a rate equal to LIBOR plus 3.75%. At the time of the disbursement of the Primrose II Bridge Loan and periodically during the term, we have the option to elect whether to have the Primrose II Bridge Loan bear interest at the Adjusted Base Rate or the Adjusted LIBOR Rate (unless the default rate is applicable, such interest rate elected and in effect being referred to as, the “Applicable Rate”). The “Adjusted Base Rate” is a fluctuating interest rate per annum equal to 3.75% plus the greater of (i) the lender’s prime rate, (ii) the Federal Funds effective rate in effect from time to time plus ½ of 1% per annum, or (iii) the Daily LIBOR Rate. The “Adjusted LIBOR Rate” for any LIBOR Rate interest period is equal to a LIBOR based rate plus 3.75%. The Applicable Rate will revert to the Adjusted Base Rate as of the last day of the applicable LIBOR Rate interest period, unless we again elect the Adjusted LIBOR Rate as the Applicable Rate in the manner set forth in the loan agreement. Provided there exists no event of default under the loan agreement, at any time the Applicable Rate is the Adjusted Base Rate, we shall have the right in accordance with the terms of the Primrose II Loan Agreement, to elect the Adjusted LIBOR Rate as the Applicable Rate. We may prepay the Loan at any time, without prepayment penalty, except for certain LIBOR breakage costs.

The Primrose II Bridge Loan is collateralized by first priority mortgages and deeds of trust on all real property of the properties and by an assignment of all leases and agreements relating to the use and occupancy of the properties. The Primrose II Bridge Loan contains affirmative, negative and financial covenants customary for of the type, including limitations on incurrence of additional indebtedness, restrictions on payments of cash distributions in the event of default, minimum occupancy levels, debt service coverage and minimum liquidity and consolidated tangible net worth requirements.

In December 2012, we acquired a 100% fee simple interest in land and related improvements comprising five senior housing communities (the “Capital Health Communities”) for an aggregate purchase price of approximately $85.1 million. The Capital Health Communities feature a total of 348 residential units consisting of 225 assisted living units and 123 memory care units. The Capital Health Communities are operated under management agreements with third-party management operators.

In connection with the acquisition of the Capital Health Communities, we entered into a loan agreement, providing for a term loan in an original aggregate principal amount of $48.5 million (the “Capital Health Loan”). The Capital Health Loan contains a seven-year term and bears interest at 4.25% per annum and requires monthly payments of interest and principal based on a 25-year amortization schedule. Subject to payment of a prepayment premium, we may prepay the Capital Health Loan at any time.

The Capital Health Loan is collateralized by first priority mortgages and deeds of trust on all real property of the properties and by an assignment of all leases and agreements relating to the use and occupancy of the properties. The Capital Health Loan contains affirmative, negative and financial covenants customary for this type of loan, including limitations on incurrence of additional indebtedness, restrictions on payments of cash distributions, minimum Capital Health Communities occupancy levels and debt service coverage.

In December 2012, we entered into an agreement with Health Care REIT, Inc. (“HCN”) to sell our interests in the CHTSun IV joint venture to HCN for an aggregate of $65.4 million subject to adjustment based on the closing date and actual cash flow distribution (the “CHTSun IV Joint Venture Disposition”). The CHTSun IV Joint Venture Disposition is conditioned upon the merger of HCN with our co-venture partner, which is expected to be completed in 2013.

Net Cash Provided by Operating Activities

During the six months ended June 30, 2012, we were provided with approximately $0.5 million of net cash in operating activities. Because we have only recently acquired properties and are in our acquisition stage, the rental income from operating leases from our properties may not be sufficient to fund all of our expenses. Additionally, acquisition fees and expenses are funded with Offering or debt proceeds even though they are required to be shown as a use of operating cash in accordance with GAAP for transactions accounted for as business combinations. Until such time as we generate sufficient rental income from operating leases from our investments, we expect to continue to fund such amounts with Offering proceeds.

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

Acquisition Fees and Expenses. We incurred acquisition fees and expenses of approximately $2.4 million and $4.3 million, respectively, for the quarter and six months ended June 30, 2012 primarily relating to the acquisition of five senior housing properties, the 55% membership interest in the CHTSun IV venture and other acquisitions which are in process, including approximately $2.4 million which has been capitalized as investment in unconsolidated entity for the quarter and six months ended June 30, 2012.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30, 2012:

	Quarter Ended June 30, 2012 (Restated)	Six Months Ended June 30, 2012 (Restated)

Net loss	$(1,126,107)	$(3,539,407)
Adjustments:
Depreciation and amortization	631,883	842,079

Total funds from operations	(494,224)	(2,697,328)
Acquisition fees and expenses (1)	75,772	1,975,185
Straight-line adjustments for leases (2)	(236,626)	(344,633)
MFFO adjustments from unconsolidated entity :(3)
Acquisition fees and expenses	735,102	735,102

Modified funds from operations	$80,024	$(331,674)
Weighted average number of shares of common stock outstanding (basic and diluted)	6,509,781	4,611,563

FFO per share (basic and diluted)	$(0.08)	$(0.58)

MFFO per share (basic and diluted)	$0.01	$(0.07)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Under GAAP, acquisition expenses related to business combinations are considered operating expenses and as expenses included in the determination of net income (loss) and income or (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.

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

Critical Accounting Policies and Estimates

Investment in Unconsolidated Entities

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entity. Based on the respective venture structures and preferences we receive on distributions and liquidation, we record our equity in earnings (loss) of the entities under the HLBV method of accounting. Under this method, we recognize income or loss in each period as if the net book value of the assets in the venture were hypothetically liquidated under the provisions of the joint venture agreement at the end of each reporting period. In any given period, we could be recording more or less income than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation. We account for our investment in unconsolidated entity as an asset acquisition in which acquisition fees and expenses are capitalized as part of the basis in the investment in unconsolidated entity. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entity.

Impact of Recent Accounting Pronouncements

See Item 1. “Financial Information” for a summary of the impact of recent accounting pronouncements.

Item 4.	Controls and Procedures

Restatement. We became aware of guidance that existed with respect to costs incurred in connection with the acquisition of equity method investments and undertook an investigation to determine if the guidance was applicable to the Company’s specific transactions and, if so, what the appropriate accounting entries would be. Management prepared an analysis and based on its review concluded that under generally accepted accounting principles in the United States equity method investments should be treated as asset acquisitions, with costs incurred to put the investment in place being capitalized as part of the basis in the investment. We had incorrectly expensed acquisition fees and expenses related to our equity method investments. Upon completion of our investigation and analysis of these items, on January 7, 2013, our Audit Committee concluded that we would amend our previously filed Quarterly Reports on Form 10-Q for the quarter and six months ended June 30, 2012 and the quarter and nine months ended September 30, 2012 to correct our previously reported acquisition fees and expenses for the impact of this item. Management concluded that our failure to correctly capitalize costs incurred with the acquisition of our equity method investments constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness caused us to amend our Quarterly Report on Form 10-Q for the quarters ended June 30, 2012 and September 30, 2012, in order to restate our condensed consolidated financial statements for the quarter and six months ended June 30, 2012 and for the quarter and nine months ended September 30, 2012.

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. In connection with the restatement, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this reevaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting described above, our disclosure controls and procedures were not effective as of the end of the period covered by this report on Form 10-Q/A.

Remediation of Material Weakness in Internal Control. Upon identifying this error, management initiated certain actions expected to remediate the material weakness related to our internal controls over financial reporting that address the accounting for acquisition costs for transactions accounted for using the equity method of accounting, including changes to the design of the documentation and processes used to evaluate accounting for acquisitions.

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2012, other than the changes discussed above, there were no changes in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of January 2013.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q/A for the quarter and six months ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholder Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.