Form 10-Q/A
period 2012-09-30
CNL Healthcare Properties, Inc.
filed 2013-01-09
CIK 1496454

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

Amendment No. 1 Overview

CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2012 to reflect the restatement of its previously issued unaudited condensed consolidated financial statements and other information to correct the Company’s accounting for costs incurred in connection with the acquisition of its equity method investments. Under generally accepted accounting principles in the United States, an investment in equity method investments should be treated as an asset acquisition with costs incurred to put the investment in place being capitalized as part of the investment. The Company had incorrectly expensed transaction costs related to its investments in unconsolidated entities. The capitalized transaction costs incurred at the investor level create an outside basis difference that should be allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, then the basis differences should be amortized as a component of equity in earnings (loss) of unconsolidated entities. This error impacted the Company’s Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity and Statements of Cash Flows. Additionally, the restatement resulted in changes to the condensed consolidated statement of stockholders’ equity in addition to Notes 2, 3, 4, 9, 11 and 14, included in Item 1 of Part 1, as well as the related disclosures within Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Funds from Operations, included in Item 2 of Part 1. For further discussion of the restatement, see Note 2 to our unaudited condensed consolidated financial statements and Item 4 contained herein of Part I.

The information contained in this Amendment, including financial statements and the notes hereto, amends only Items 1, 2 and 4 of Part 1 and Item 6 of Part II of the Company’s originally filed Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2012 and no other items in the Company’s originally filed Quarterly Report on Form 10-Q are amended hereby. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission, or the SEC. In addition, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

PART I	FINANCIAL INFORMATION

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012 (Restated)	December 31, 2011
ASSETS
Real estate assets:
Operating real estate assets, net	$80,987,870	$—
Construction in process, including land (including VIEs $4,025,951 and $0, respectively)	4,031,951	—

Total real estate assets, net	85,019,821	—

Investment in unconsolidated entities	64,525,035	—
Cash (including VIEs $98,487 and $0, respectively)	39,208,866	10,001,872
Loan costs, net (including VIEs $577,875 and $0, respectively)	2,822,291	—
Intangibles, net	1,591,730	—
Prepaid and other assets	1,384,788	161,390
Restricted cash (including VIEs $600,000 and $0, respectively)	827,283	—
Deposits	120,000	400,000

Total Assets	$195,499,814	$10,563,262

LIABILITIES AND STOCKHOLDERS EQUITY

Mortgage notes payable (including VIEs $1,000 and $0, respectively)	$95,192,000	$—
Accounts payable and accrued expenses (including VIEs $1,670 and $0, respectively)	1,176,738	668,120
Due to related parties (including VIEs $87,069 and $0, respectively)	1,030,854	192,755
Other liabilities (including VIEs $203,307 and $0, respectively)	253,308	—

Total Liabilities	97,652,900	860,875

Commitments and contingencies (Note 13)

Stockholders Equity:
Preferred stock, $0.01 par value per share, 200,000,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 12,741,399 and 1,357,572 shares issued and 12,740,350 and 1,357,572 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	127,405	13,576
Capital in excess of par value	107,105,683	11,504,283
Accumulated loss	(7,585,769)	(1,759,580)
Accumulated distributions	(1,800,405)	(55,892)

Total Stockholders’ Equity	97,846,914	9,702,387

Total Liabilities and Stockholders’ Equity	$195,499,814	$10,563,262

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended September 30, 2012 (Restated)	Nine Months Ended September 30, 2012 (Restated)

Revenues:
Rental income from operating leases	$1,922,674	$4,786,656

Total Revenues	1,922,674	4,786,656

Expenses:
Acquisition fees and expenses	73,526	2,048,710
General and administrative	712,376	1,771,776
Asset management fees	532,839	813,006
Property management fees	168,064	217,579
Depreciation and amortization	628,321	1,470,400

Total Expenses	2,115,126	6,321,471

Operating Loss	(192,452)	(1,534,815)

Other Income (Expense):
Interest and other income	4,764	10,110
Interest expense and loan cost amortization	(2,406,386)	(3,835,147)
Equity in earnings (loss) of unconsolidated entities	307,291	(466,337)

Total Other Expense	(2,094,331)	(4,291,374)

Net Loss	$(2,286,783)	$(5,826,189)

Net Loss Per Share of Common Stock (basic and diluted)	$(0.22)	$(0.88)

Weighted Average Number of Shares of Common Stock Outstanding (basic and diluted)	10,588,645	6,616,876

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011

(UNAUDITED)

	Common Stock		Capital in			Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Loss	Accumulated Distributions	Stockholders’ Equity

Balance at December 31, 2010	22,222	$222	$199,778	$—	$—	$200,000
Subscriptions received for common stock through public offering and reinvestment plan	1,331,170	13,312	13,276,934	—	—	13,290,246
Stock distributions	4,180	42	(42)	—	—	—
Stock issuance and offering costs	—	—	(1,972,387)	—	—	(1,972,387)
Net loss	—	—	—	(1,759,580)	—	(1,759,580)
Cash distributions, declared and paid or reinvested ($0.06666 per share)	—	—	—	—	(55,892)	(55,892)

Balance at December 31, 2011	1,357,572	13,576	11,504,283	(1,759,580)	(55,892)	9,702,387
Subscriptions received for common stock through public offering and reinvestment plan	11,252,985	112,531	112,283,220	—	—	112,395,751
Stock distributions	130,842	1,308	(1,308)	—	—	—
Redemption of common stock	(1,049)	(10)	(10,464)	—	—	(10,474)
Stock issuance and offering costs	—	—	(16,670,048)	—	—	(16,670,048)
Net loss (Restated)	—	—	—	(5,826,189)	—	(5,826,189)
Cash distributions, declared and paid or reinvested ($0.29997 per share)	—	—	—	—	(1,744,513)	(1,744,513)

Balance at September 30, 2012 (Restated)	12,740,350	$127,405	$107,105,683	$(7,585,769)	$(1,800,405)	$97,846,914

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Nine Months Ended September 30, 2012 (Restated)
Operating Activities:
Net Cash Used in Operating Activities	$(2,370,488)

Investing Activities:
Acquisition of property	(83,650,000)
Development of property	(3,699,867)
Investment in unconsolidated entities	(64,991,372)
Changes in restricted cash	(827,283)
Deposit on real estate	(120,000)
Other	(9,087)

Net Cash Flows Used in Investing Activities	(153,297,609)

Financing Activities:
Subscriptions received for common stock through public offering	111,441,860
Payment of stock issuance costs	(16,205,969)
Distributions to stockholders, net of distribution reinvestments	(790,622)
Redemption of common stock	(10,474)
Proceeds from mortgage notes payable	166,592,000
Principal payments on mortgage notes payable	(71,400,000)
Lender deposits	(601,910)
Payment of loan costs	(4,149,794)

Net Cash Flows Provided by Financing Activities	184,875,091

Net increase in cash	29,206,994
Cash at beginning of period	10,001,872

Cash at end of Period	$39,208,866

Supplemental Disclosure of Non-Cash Transactions:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$587,661

Loan costs	$70,658

Accrued development costs	$203,307

Construction management fee	$117,935

Stock distributions (at par)	$1,308

Loan cost amortization on development properties	$10,842

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

2.	Restatement of Unaudited Condensed Consolidated Financial Statements

The Company has restated its condensed consolidated financial statements and other financial information contained in its Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2012 to correct the Company’s accounting for costs incurred in connection with the acquisition of its equity method investments. The accompanying condensed consolidated financial statements were restated only to reflect the adjustment described below and to update subsequent events through the date of the filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission, or the SEC.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

2.	Restatement of Unaudited Condensed Consolidated Financial Statements (continued)

The Company identified an error in its accounting for costs incurred in connection with the acquisition of its equity method investments. Under generally accepted accounting principles in the United States, equity method investments should be treated as an asset acquisition with costs incurred to put the investment in place being capitalized as part of the investment. The Company had incorrectly expensed transaction costs related to its investment in unconsolidated entities. The capitalized transaction costs incurred at the investor level create an outside basis difference that should be allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, then the basis differences should be amortized as a component of equity in earnings (loss) of unconsolidated entities.

The following table sets forth the effects of the restatement on certain line items within the Company’s previously issued unaudited condensed consolidated financial statements:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
Condensed Consolidated Statements of Operations	Restated	As Reported	Restated	As Reported
Acquisition fees and expenses	$73,526	$976,232	$2,048,710	$5,304,875
Operating loss	$(192,452)	$(1,095,158)	$(1,534,815)	$(4,790,980)
Equity in earnings (loss) of unconsolidated entities	$307,291	$326,365	$(466,337)	$(447,263)
Net loss	$(2,286,782)	$(3,170,415)	$(5,826,189)	$(9,063,280)
Net loss per share of common stock (basic and diluted) (1)	$(0.22)	$(0.30)	$(0.88)	$(1.39)

Condensed Consolidated Balance Sheets	September 30, 2012	September 30, 2012
	Restated	As Reported
Investment in unconsolidated entities	$64,525,035	$61,287,944
Total assets	$195,499,814	$192,262,723
Accumulated loss	$(7,585,769)	$(10,822,860)
Total stockholders’ equity	$97,846,914	$94,609,823

Condensed Consolidated Statement of Cash Flows	September 30, 2012	September 30, 2012
	Restated	As Reported
Cash flows used in operating activities	$(2,370,488)	$(5,626,653)
Cash flows used in investing activities	$(153,297,609)	$(150,041,444)

FOOTNOTE:

(1)

Includes a dilutive effect on net loss per share of $0.02 for the nine months ended September 30, 2012, related to the additional stock dividend declared and paid subsequent to September 30, 2012 that was not previously reflected in the Company’s weighted average shares.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

3.	Summary of Significant Accounting Policies (Restated) (continued)

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

Investment in Unconsolidated Entities — The Company accounts for its investment in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entities. Based on the respective venture structures and preferences the Company receives on distributions and liquidation, the Company records its equity in earnings of the entities under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognizes income or loss in each period as if the net book value of the assets in the ventures were hypothetically liquidated at the end of each reporting period following the provisions of the joint venture agreements. In any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation. The Company’s investment in unconsolidated entities is accounted for as an asset acquisition in which acquisition fees and expenses are capitalized as part of the basis in the investment in unconsolidated entities. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

3	Summary of Significant Accounting Policies (Restated) (continued)

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

Acquisition Fees and Expenses — The Company incurs acquisitions fees and expenses in connection with the selection, acquisition, development and construction of properties, including expenses on properties it determines not to acquire. The Company immediately expenses all acquisition costs and fees associated with transactions deemed to be business combinations, but capitalizes these costs for transactions deemed to be acquisitions of an asset or equity investment. The Company incurred acquisition fees and expenses of approximately $1.4 million and $5.7 million during the quarter and nine months ended September 30, 2012, respectively, including $0.4 million which were capitalized as construction in process relating to the property under development during the quarter and nine months ended September 30, 2012 and $0.9 million and $3.3 million which were capitalized as investment in unconsolidated entities during the quarter and nine months ended September 30, 2012.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

3.	Summary of Significant Accounting Policies (Restated) (continued)

Net Loss per Share — Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding for the full periods presented. Therefore, the weighted average number of shares outstanding for the quarter and nine months ended September 30, 2012 has been revised to include stock distributions declared through December 31, 2012 as if they were outstanding as of the beginning of each period presented. Included in the weighted average shares outstanding for the quarter and nine months ended September 30, 2012 are 243,969 shares declared as stock distributions through December 31, 2012.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

4.	Acquisitions (Restated) (continued)

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

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties were acquired as of January 1, 2012 and owned during the quarter and nine months ended September 30, 2012:

	Quarter ended September 30, 2012	Nine months ended September 30, 2012
	(Restated)	(Restated)
Revenues	$1,922,674	$5,768,301

Net loss	$(2,286,783)	$(6,055,638)

Loss per share of common stock (basic and diluted)	$(0.22)	$(0.91)

Weighted average number of shares of common stock outstanding (basic and diluted) (1)	10,588,645	6,653,884

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

4.	Acquisitions (Restated) (continued)

FOOTNOTE:

(1)	As a result of the properties being treated as operational since January 1, 2012, the Company assumed approximately 603,303 shares were issued as of January 1, 2012 to fund the acquisition of the properties. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2012 instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the periods presented.

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

5.	Real Estate Investment Properties, net

As of September 30, 2012, real estate investment properties consisted of the following:

September 30, 2012

Land and land improvements	$5,746,081
Buildings	75,680,273
Equipment	933,313
Less: accumulated depreciation and amortization	(1,371,797)

Operating real estate, net	80,987,870
Construction in process, including land	4,031,951

Total real estate assets, net	$85,019,821

For the quarter and nine months ended September 30, 2012, depreciation expense on the Company’s real estate investment properties was approximately $0.6 million and $1.4 million, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

6.	Variable Interest Entity

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

7.	Operating Leases

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

The tenant is expected to pay real estate taxes directly to taxing authorities. However, if the tenant does not pay, the Company will be liable.

The following is a schedule of future minimum lease payments to be received under non-cancellable operating leases as of September 30, 2012:

2012	$1,686,400
2013	6,929,069
2014	7,139,463
2015	7,349,856
2016	7,560,250
Thereafter	42,057,132

$72,722,170

8.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2012 are as follows:

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of September 30, 2012

In-place leases	$1,690,333	$(98,603)	$1,591,730

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

8.	Intangibles, net (continued)

Amortization expense on the Company’s intangible assets was approximately $0.04 million and $0.1 million for the quarter and nine months ended September 30, 2012, respectively.

The estimated future amortization for the Company’s intangible assets as of September 30, 2012 was as follows:

2012	$42,258
2013	169,033
2014	169,033
2015	169,033
2016	169,033
Thereafter	873,340

$1,591,730

9.	Unconsolidated Entities (Restated)

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

9.	Unconsolidated Entities (Restated) (continued)

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

As of September 30, 2012, the Company’s investment in its unconsolidated entities was approximately $64.5 million, including approximately $3.3 million of acquisition fees and expenses that were capitalized and will be amortized over the average useful life of the underlying assets. The following tables present financial information for the Company’s unconsolidated entities as of and for the quarter and nine months ended September 30, 2012:

Summarized operating data:

	Quarter ended September 30, 2012
	CHTSun IV	Windsor Manor	Total

Revenues	$12,085,124	$410,111	$12,495,235

Operating income	$2,510,655	$38,454	$2,549,109

Net loss	$(730,229)	$(20,462)	$(750,691)

Loss allocable to other venture partners (1)	$(1,010,480)	$(66,576)	$(1,077,056)

Income allocable to the Company (1)	$280,251	$46,114	$326,365
Amortization of capitalized costs	(18,174)	(900)	(19,074)

Equity in earnings of unconsolidated entities	$262,077	$45,214	$307,291

Distributions declared to the Company	$1,516,247	$—	$1,516,247

Distributions received by the Company	$—	$—	$—

FOOTNOTE:

(1)	Income is allocated between the Company and its joint venture partner using the HLBV method of accounting.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

9.	Unconsolidated Entities (Restated) (continued)

	Nine months ended September 30, 2012
	CHTSun IV	Windsor Manor	Total

Revenues	$12,085,124	$410,111	$12,495,235

Operating income	$1,138,020	$38,454	$1,176,474

Net loss	$(2,164,164)	$(20,462)	$(2,184,626)

Loss allocable to other venture partners (1)	$(1,670,788)	$(66,575)	$(1,737,363)

Income (loss) allocable to the Company (1)	$(493,376)	$46,113	$(447,263)
Amortization of capitalized costs	(18,174)	(900)	(19,074)

Equity in earnings (loss) of unconsolidated entities	$(511,550)	$45,213	$(466,337)

Distributions declared to the Company	$1,550,440	$—	$1,550,440

Distributions received by the Company	$—	$—	$—

FOOTNOTE:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.

10.	Indebtedness

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

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

In connection with entering into the loan with Prudential relating to the CHTSUN IV joint venture, described in Note 9. “Unconsolidated Entities”, the Company entered into a separate agreement with Prudential, where as a condition of Prudential consenting to the Mezz Loan, Prudential required the Company to repay the Mezz Loan within 12 months to the extent the Company raises sufficient net offering proceeds to satisfy the Mezz Loan. To the extent that the Company does not repay the Mezz Loan within 12 months, it will be required to restrict the use of all net offering proceeds to pay down the outstanding balance until the Mezz Loan is repaid in full.

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

$95,192,000

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

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

11.	Related Party Arrangements (Restated)

The Company incurred the following fees in connection with its Offering:

	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2012
Selling commissions	$1,498,058	$5,930,241
Marketing support fees	1,280,117	3,320,785

	$2,778,175	$9,251,026

The Company incurred the following fees and reimbursable expenses as follows:

	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2012
Reimbursable expenses:
Offering costs	$2,173,419	$5,600,764
Operating expenses	401,745	1,225,788

	2,575,164	6,826,552
Investment services fees (1)	592,326	4,448,561
Financing coordination fee	551,910	551,910
Property management fees (2)	277,498	327,013
Asset management fees	534,631	814,797

	$4,531,529	$12,968,833

FOOTNOTES:

(1)

For the quarter and nine months ended September 30, 2012, the Company incurred investment services fees totaling approximately $0.3 million related to the Company’s development property which has been capitalized and included in construction in process and approximately $0.3 million and $2.6 million, respectively, related to the Company’s unconsolidated entities which has been capitalized and included in investments in unconsolidated entities.

(2)

For the quarter and nine months ended September 30, 2012, the Company incurred approximately $0.1 million in construction management fees which has been capitalized and included in construction in process.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

11.	Related Party Arrangements (Restated) (continued)

The following amounts were included in due to related parties in the financial statements:

	September 30, 2012	December 31, 2011
Reimbursable expenses:
Offering costs	$253,692	$41,416
Operating expenses	116,180	69,173

	369,872	110,589

Selling commissions	170,366	57,516
Marketing support fees	163,603	24,650
Property management fees	327,013	—

	660,982	82,166

	$1,030,854	$192,755

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

12.	Stockholders’ Equity

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

12.	Stockholders’ Equity (continued)

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

13. Commitment and Contingencies

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

Pursuant to the development agreements for the Company’s senior housing development property, the Company has committed to fund approximately $18.1 million in remaining development and other costs as of September 30, 2012. The remaining development costs are expected to be funded primarily by the construction loans on such property, as described in Note 10. “Indebtedness.”

See Note 11. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with its Offering and expenses thereof.

14.	Subsequent Events

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

14.	Subsequent Events (continued)

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

14.	Subsequent Events (continued)

In December 2012, the Company acquired a 100% fee simple interest in land and related improvements comprising five senior housing communities (the “Capital Health Communities”) for an aggregate purchase price of approximately $85.1 million. The Capital Health Communities feature a total of 348 residential units consisting of 225 assisted living units and 123 memory care units. The Capital Health senior housing properties are operated under management agreements with third-party management operators.

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

The Company has not completed its purchase price allocation or the pro forma results of operations relating to the subsequent acquisitions as the Company did not have complete information available to perform the calculations given the close time period between the closing of the acquisition and the filing of this report.

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

During the period October 1, 2012 through January 2, 2013, the Company received additional subscription proceeds of approximately $60.4 million (6.1 million shares).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

Introduction

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2012 and December 31, 2011 and for the quarters and nine months ended September 30, 2012 of CNL Healthcare Properties, Inc., formerly know as CNL Healthcare Trust, Inc., and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2011. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements.

Statement Regarding Forward Looking Information

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share value of the Company’s common stock, and other matters.

The Company’s forward-looking statements are not guarantees of future performance, and stockholders are cautioned not to place undue reliance on any forward-looking statements. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but not limited to, the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, and in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 10, 2012, and other documents filed by the Company from time to time with the U.S. Securities and Exchange Commission. Such factors include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the United States or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; the availability of proceeds from the Company’s offering of its shares; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s ability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s REIT qualification; and the Company’s ability to protect its intellectual property and the value of its brand.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

To date, our primary source of capital has been the proceeds from our Offering and proceeds from our debt. For the nine months ended September 30, 2012, we received aggregate offering proceeds of approximately $112.4 million (11.3 million shares) including approximately $1.0 million (100,393 shares) received through our Reinvestment Plan. During the period October 1, 2012 through January 2, 2013, we raised additional subscription proceeds of approximately $60.4 million (6.1 million shares). We expect to continue to raise capital under our Offering.

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

In connection with entering into the loan with Prudential relating to our CHTSUN IV joint venture, described in Note 9. “Unconsolidated Entities”, we entered into a separate agreement with Prudential, where as a condition of Prudential consenting to the Mezz Loan, Prudential required us to repay the Mezz Loan within 12 months to the extent we raise sufficient net offering proceeds to satisfy the Mezz Loan. To the extent that we do not repay the Mezz Loan within 12 months, we will be required to restrict the use of all net offering proceeds to pay down the outstanding balance until the Mezz Loan is repaid in full. We intend to repay the loan by June 30, 2013. The Mezz Loan is collateralized by a first priority security interest in our membership interest in CHTSun IV.

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

The Construction Loan is collateralized by the property, an assignment of leases and rents and assignment of our rights under the management and development agreements. The Construction Loan Agreement contains certain covenants related to debt service coverage, debt yield and occupancy for the HarborChase Community as well as the requirement to complete the project, remedy construction deficiencies and fund an established level of operating deficits.

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

In connection with these acquisitions, we capitalized approximately $3.3 million of acquisition fees and expenses as a component of our investment in the unconsolidated entities.

Debt Repayments

During the nine months ended September 30, 2012, we repaid $71.4 million of outstanding principal under our Primrose Bridge Loan, including $49.9 million that was repaid as a result of the refinancing as described under Sources of Liquidity and Capital Resources – Borrowings. Other than the debt payment repaid as a result of the Primrose Bridge Loan refinancing, debt payments were funded using net proceeds from our Offering during the nine months ended September 30, 2012.

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

Subsequent Events

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

			Distributions Paid (3)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via DRP (3)	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares) (4)	Stock Distributions Declared (at current offering price)	Total Cash and Stock Distributions Declared (5)	Cash Flows Provided by (Used in) Operating Activities (6)(2)

2012 Quarter (1)
First	$0.09999	$202,598	$112,295	$90,303	15,196	$151,960	$354,558	$(1,954,009)
Second	$0.09999	557,865	308,872	248,993	41,735	417,350	975,215	2,450,610
Third	$0.09999	984,050	532,724	451,326	73,911	739,110	1,723,160	(2,867,089)

Total for the nine months ended September 30, 2012	$0.29997	$1,744,513	$953,891	$790,622	130,842	$1,308,420	$3,052,933	$(2,370,488)

FOOTNOTES:

(1)	We commenced operations on October 5, 2011, as such there were no distributions declared during the first three quarters of 2011.
(2)	For the nine months ended September 30, 2012 cash distributions paid to stockholders were 100% funded with proceeds from our offering. For the nine months ended September 30, 2012, 100% of the cash distributions paid to stockholders are expected to be considered a return of capital to stockholders for federal income tax purposes.
(3)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Distribution Reinvestment Plan.
(4)	The distribution of new common shares to the recipients is non-taxable. Stock distributions may cause the interest of later investors in our stock to be diluted as a result of the stock issued to earlier investors.
(5)	Based on the current offering price of $10.00, stock distributions declared represented approximately 43% of the total value of distributions declared and cash distributions declared represented approximately 57% of the total value of distributions declared.
(6)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs for business combinations to be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offering as opposed to operating cash flows. For the nine months ended September 30, 2012, we expensed approximately $2.0 million in acquisition fees and expenses which are paid from the proceeds of our Offering. Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

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

Net Cash Used in Operating Activities

During the nine months ended September 30, 2012, we used approximately $2.4 million of net cash in operating activities. Cash was used primarily for the payment of acquisition fees, our operating expenses and for debt service. Because we have only recently acquired properties and are in our acquisition stage, the rental income from operating leases from our properties has not been sufficient to fund all of our expenses. Additionally, acquisition fees and expenses are funded with Offering or debt proceeds even though they are required to be shown as a use of operating cash in accordance with GAAP for transactions accounted for as business combinations. Until such time as we generate sufficient rental income from operating leases from our investments, we expect to continue to fund such amounts with Offering proceeds.

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

Acquisition Fees and Expenses. We incurred approximately $1.4 million and $5.7 million in acquisition fees and expenses during the quarter and nine months ended September 30, 2012, respectively, including approximately $0.4 million which have been capitalized as construction in process relating to our property under development and $0.9 million during the quarter and nine months ended September 30, 2012 and $3.3 million which have been capitalized as investment in unconsolidated entities for the quarter and nine months ended September 30, 2012.

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

Equity in earnings (loss) of unconsolidated entities. Our unconsolidated entities generated earnings (losses) of approximately $0.3 million for the quarter ended September 30, 2012 and $(0.5) million for the nine months ended September 30, 2012. In connection with the initial formation of CHTSUN IV and the Windsor Manor Joint Venture, the ventures incurred approximately $1.4 million in non-recurring transaction costs, which contributed to the ventures’ net loss for the period. Equity in earnings or losses are allocated using the HLBV method, which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of our distribution preferences.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and nine months ended September 30, 2012:

	Quarter Ended September 30, 2012 (Restated)	Nine Months Ended September 30, 2012 (Restated)
Net loss	$(2,286,783)	$(5,826,189)
Adjustments:
Depreciation and amortization	628,321	1,470,400
FFO Adjustments from unconsolidated entities	1,423,373	1,423,373

Total funds from operations	(235,089)	(2,932,416)
Acquisition fees and expenses (1)	73,526	2,048,710
Straight-line adjustments for leases (2)	(236,693)	(581,326)
MFFO adjustments from unconsolidated entity: (3)
Acquisition fees and expenses	118,506	853,608

Modified funds from operations	$(279,750)	$(611,424)

Weighted average number of shares of common stock outstanding (basic and diluted)	10,588,645	6,616,876

Net loss per share (basic and diluted)	$(0.22)	$(0.88)

FFO per share (basic and diluted)	$(0.02)	$(0.44)

MFFO per share (basic and diluted)	$(0.03)	$(0.09)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Under GAAP, acquisition expenses related to business combinations are considered operating expenses and as expenses included in the determination of net income (loss) and income or (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.

Related Party Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Note 11, “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 14. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2011 for a discussion of the various related party transactions, agreements and fees.

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

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of September 30, 2012:

	For the period ending December 31,
	2012	2013-2014	2015-2016	Thereafter	Total

Mortgage note payable (principal and interest)	$801,007	$6,408,055	$6,409,055	$62,432,600	$76,050,717
Mezzanine loan (principal and interest) (1)	808,889	41,884,444	—	—	42,693,333
Development contracts on development properties (2)	5,366,300	12,939,800	—	—	18,306,100

	$6,976,196	$61,232,299	$6,409,055	$62,432,600	$137,050,150

FOOTNOTES:

(1)	In connection with entering into the loan with Prudential relating to our CHTSUN IV joint venture, described in Note 9. “Unconsolidated Entities”, we entered into a separate agreement with Prudential, where as a condition of Prudential consenting to the Mezz Loan, Prudential required us to repay the Mezz Loan within 12 months to the extent we raise sufficient net offering proceeds to satisfy the Mezz Loan. To the extent that we do not repay the Mezz Loan within twelve months, we will be required to restrict the use of all net offering proceeds to pay down the outstanding balance until the Mezz Loan is repaid in full.
(2)	The amounts presented above represent accrued development costs as of September 30, 2012 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs.

Critical Accounting Policies and Estimates

Investment in Unconsolidated Entities

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entity. Based on the respective venture structures and preferences we receive on distributions and liquidation, we record our equity in earnings (loss) of the entities under the HLBV method of accounting. Under this method, we recognize income or loss in each period based on the change in our share of the net book value of the assets in the venture if it were hypothetically liquidated under the provisions of the joint venture agreement at the end of each reporting period as compared to the beginning of the reporting period. In any given period, we could be recording more or less income than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation. We account for our investment in unconsolidated entity as an asset acquisition in which acquisition fees and expenses are capitalized as part of the basis in the investment in unconsolidated entity. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2012, other than the changes discussed above, there were no changes in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q/A for the quarter and nine months ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholder Equity, (iv) Condensed Consolidated Statements of Cash Flow, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.