Form 10-K
period 2012-12-31
CNL Healthcare Properties, Inc.
filed 2013-03-27
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.00 offering price of the shares, on June 30, 2012 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was $82,827,910.

The number of shares of common stock outstanding as of March 15, 2013 was 24,944,850.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Healthcare Properties, Inc.

Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders

(Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than

April 30, 2013.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. CNL Healthcare Properties, Inc. (“the Company”) intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, we caution you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of our documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our registration statements on Form S-11 and the sticker supplements and amendments thereto, copies of which may be obtained from our Web site at http://www.cnlhealthcareproperties.com.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to, and expressly disclaims any obligation to, publicly release the results of any revisions to its forward-looking statements to reflect new information, changed assumptions, the occurrence of unanticipated subsequent events or circumstances, or changes to future operating results over time, except as otherwise required by law.

Item 1.	BUSINESS

General

CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., (“the Company”) is a Maryland corporation incorporated on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) in 2012 for U.S. federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Healthcare Corp., formerly known as CNL Properties Corp., (our “Advisor”), a Maryland limited liability company. Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Healthcare Manager Corp., formerly known as CNL Properties Manager Corp., (our “Property Manager”) to manage our properties under a six year property management agreement.

In February 2012, we announced we would place our investment focus on acquiring properties primarily in the United States within the senior housing and healthcare sectors, although we may also acquire properties in the lifestyle and lodging sectors. Senior housing asset classes we may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, memory care facilities and skilled nursing facilities. Healthcare asset classes we may acquire include medical office buildings, as well as other types of healthcare and wellness-related properties such as physicians’ offices, specialty medical and diagnostic service providers, specialty hospitals, walk-in clinics and outpatient surgery centers, hospitals and inpatient rehabilitative facilities, long-term acute care hospitals, pharmaceutical and medical supply manufacturing facilities, laboratories and research facilities and medical marts. Lifestyle asset classes we may acquire are those properties that reflect or are affected by the social, consumption and entertainment values of society and generally include ski and mountain resorts, golf courses, attractions (such as amusement parks, waterparks and family entertainment centers), marinas, and other leisure or entertainment-related properties. Lodging asset classes the Company may acquire include resort, boutique and upscale properties or any full service, limited service, extended stay and/or other lodging-related properties. We expect to primarily lease its properties to wholly-owned taxable REIT subsidiaries (“TRS”) and engage independent third-party managers under management agreements to operate the properties as permitted under applicable tax regulations. However, we may also lease our properties to third-party tenants under a triple-net lease. We also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing.

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

Senior Housing and Healthcare Properties

We believe recent demographic trends and strong supply and demand indicators present a strong case for an investment focus on acquisitions of senior housing and healthcare properties. We believe that the senior housing and healthcare sectors will continue to provide attractive opportunities as compared to other sectors for the foreseeable future. Key drivers include:

•

Aging U.S. Population Demographic. According to a Pew Research Center Publication entitled “Baby Boomers Approach Age 65—Glumly,” dated December 20, 2010 (the “Pew Research Publication”), as of January 1, 2011, about 10,000 people in the U.S. will turn 65 every day for the next 19 years. The Pew Research Publication also cites that by 2030, when all Baby Boomers will have turned 65, 18% of the nation’s population will be 65 or older compared with just 13% of the population in 2010. In addition, according to the U.S. Census Bureau report entitled “90+ in the United States: 2006-2008,” issued November 2011, individuals who are 65 years old in 2006 can expect to live on average an additional 18.5 years, up from an average of 12.2 additional years for those aged 65 between 1929 to 1931.

•

Healthcare Insurance Coverage Expansion. As the U.S. population over the age of 65 increases, more older Americans will be covered by Medicaid to meet these increased healthcare expenditures. In addition, due to recent federal legislation, private healthcare insurance will be expanded to cover more of the non-elderly, lower income population. The Congressional Budget Office, in “Estimates for the Insurance Coverage Provisions of the Affordable Care Act Updated for the Recent Supreme Court Decision,” dated July 2012 (the “CBO Report”), states that the number of non-elderly Americans with health insurance will increase by approximately 30 million in 2016. Data cited in the CBO Report states that approximately 92% of legal non-elderly Americans will have insurance coverage in 2021, compared to the projected 82% in the absence of the federal legislation.

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

•

Senior Housing Supply and Demand Indicators. Americans 65 years and older are expected to live longer than the elderly did in the past and will need additional housing options to accommodate their special needs. Demand for senior housing options is currently outpacing the existing supply of senior housing units. The supply growth of certain senior housing asset classes over the last decade has declined dramatically following a boom in senior housing development in the 1990’s. According to data from the National Investment Center for the Senior Housing and Care Industry Map Monitor for the fourth quarter of 2012 (the “Q4 2012 Map Monitor”), overall senior housing occupancy has increased in each of the last five quarters to 89.1% in the fourth quarter of 2012.

According to the Q4 2012 Map Monitor, in the fourth quarter 2012 absorption of existing senior housing units, which represents the number of net units occupied, reached its highest level on a rolling four quarter basis since 2006. According to the same source, new inventory of senior housing units increased by only 1.2% during the same time period, and the pace of absorption of existing inventory is expected to continue to outpace inventory growth during the next four quarters. We believe these positive absorption and occupancy rate trends will continue as the number of senior housing units under construction continues to stay at the muted levels established in 2010 according to the Q4 2012 Map Monitor.

•

Healthcare Properties Supply and Demand Indicators. As Americans 65 years and older live longer their needs for other healthcare properties are expected to increase. According to “Urban Land Institute Report”, individuals over age 65 made an average of 6.9 visits per capita to physicians’ offices in 2008 or almost three times the visits of those under 45 years of age. The National Real Estate Investor in an article entitled “Health Care Reform: Boom for Commercial Real Estate?” dated March 24, 2010 estimates that the millions of additional Americans covered by the new federal healthcare legislation will require an additional 64 million square feet of medical office space. The BofA Report projects that growth in the need for medical office buildings is expected to increase by 30% over the next ten years as a result of the increase in the number of additional insured in the U.S.

We expect that demand for senior housing and healthcare real estate will accelerate over the next several years as a greater percentage of the American population ages and this aging population lives longer. We believe occupancy rates will return to near the historical average, and there will be minimal new supply until industry fundamentals fully rebound. As economic conditions continue improving, we believe this trend of increasing occupancy rates will benefit owners of senior housing properties. In addition, as the healthcare industry continues to evolve as a result of the Patient Protection and Affordable Care Act, the Healthcare and Education Reconciliation Act of 2010 and other legislation resulting in increased government healthcare spending, additional healthcare properties will be required to accommodate the increase in demand caused by more Americans having access to health insurance.

Investment Objectives and Strategy

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

There can be no assurance that we will be able to achieve our investment objectives.

We intend to focus our investment activities on the acquisition, development and financing of properties primarily within the United States that we believe have the potential for long-term growth and income generation based upon the demographic and market trends and other underwriting criteria and models that we have developed. We intend to focus on assets within the senior housing and healthcare sectors, although we may also acquire properties in the lifestyle and lodging sectors. We intend to invest in carefully selected and well-located real estate that will provide a steady income stream generally through the receipt of rental income from long-term triple-net leases to third-party tenants. In addition, when advantageous to our structure and applicable to tax rules allow, we will lease properties to our affiliated TRS and engage independent third-party managers to operate them. These investment structures require us to pay all operating expense and may result in greater variability in operating results, but allow us to capture greater returns during periods of market recovery, inflation, or strong performance. Our Advisor will consider relevant real property and financial factors in selecting a property, including its condition and location, income-producing capacity and prospects for appreciation. Although we do not intend to focus on any particular location, we anticipate that we will select properties that are located near or around areas with stable demand generators.

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

Common Stock Offering

We offered for sale up to $3.0 billion of shares of common stock (300,000,000 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Offering”), of which initially 15,000,000 million shares are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. The registration statement was declared effective on June 27, 2011, and the Offering commenced on that date. On October 5, 2011, we satisfied the conditions of escrow and accepted subscription proceeds exceeding $2.0 million, which were released from escrow, and we commenced operations. As of December 31, 2012, we had received aggregate offering proceeds of approximately $181.6 million (18.2 million shares) in connection with the Offering, including $1.8 million (0.2 million shares) pursuant to our distribution reinvestment plan. During the period January 1, 2013 through March 15, 2013, we received additional subscription proceeds of approximately $63.1 million (6.3 million shares); including $1.1 million (0.1 million shares) pursuant to our distribution reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering.

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

During the year ended December 31, 2012, we received and redeemed one redemption request for 1,049 shares of common stock at a redemption price of $9.99 per share. During the year ended December 31, 2011, we did not receive any redemption requests.

Distributions

Once we qualify as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. We expect to generate little, if any, cash flow or funds from operations available for distribution until we make substantial investments. Until we have sufficient cash flow or funds from operations, we have decided and may continue to make stock distributions or to fund a portion of cash distributions from sources other than cash flow from operations or funds from operations, such as from cash flows generated by financing activities, a component of which may include the proceeds of our offering, and borrowings, whether collateralized by our assets or unsecured.

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

•	The proportion of distributions paid in cash compared to the amount being reinvested through our distribution reinvestment plan;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

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

For the year ended December 31, 2012, we declared cash distributions of $3.2 million, of which $1.5 million was paid in cash to stockholders and $1.7 million was reinvested pursuant to our distribution reinvestment plan. In addition, for the year ended December 31, 2012, we declared and made stock distributions of approximately 0.2 million shares of common stock.

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

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our intent is to target our aggregate borrowings ranging from 40% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio, although initially our aggregate borrowings may be greater than 40% to 60% of the aggregate value of our assets. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess.

As of December 31, 2012 we had an aggregate debt leverage ratio of approximately 57.2% of the aggregate carrying value of our assets.

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

Acquisitions

As of December 31, 2012 we acquired ten senior housing properties subject to long-term triple-net leases with a weighted average lease rate of 7.6%, a base term of 10 years and two additional five-year renewal options, as well as, five additional senior housing properties that are operated under management agreements with third-party management operators for a term of five years and an additional five year renewal option. Also during the year, we closed on two development properties. We acquired a fee simple interest in a 5.03-acre tract of land in Lady Lake, Florida for the construction and development of a senior living facility featuring 96 residential units consisting of 66 assisted living units and 30 memory-care units. In addition, we acquired a fee simple interest in a 2.7-acre tract of land in Acworth, Georgia for the construction and development of a senior living facility (the “Dogwood Community”) featuring 92 residential units consisting of 46 assisted living units and 46 memory-care units.

Included in our acquisitions for 2012 are ten additional senior housing properties owned through two unconsolidated entities which are operated by third-party managers. Our membership interests in these senior housing properties are formed by us and a co-venture partner. We account for these investments under the equity method of accounting because decisions are shared between us and the joint venture partners. As discussed further in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Uses of Liquidity and Capital Resources — Distributions from Unconsolidated Entities,” in December 2012, Sunrise Senior Living, LLC, our co-venture partner on one of our unconsolidated joint ventures that owns seven senior housing comminutes, exercised their option to buy our percentage interest in this joint venture. We expect the sale of our joint venture to occur in mid-2013.

For additional information regarding our real estate properties, see Item 2. “Properties”.

Property Structure

While we primarily engage third-party managers to operate certain properties on our behalf, we also acquire wholly-owned properties subject to long-term triple-net leases, as well as development properties established for the construction and development of senior housing facilities. Additionally, we acquire properties through unconsolidated joint ventures. Our real estate investment portfolio is geographically diversified with properties in 15 states. The map below shows our current property allocations across geographic regions as of March 15, 2013.

The primary market area for a senior living community is typically a five- to ten-mile radius, the area from which the property obtains a majority of its residents. Factors which may impact the decision to select a senior housing community include the ability to remain at home, the level of care offered at a community, the economic situation of the potential resident, incentives or discounts being offered in the market, the influence of the potential resident’s family or primary caregiver, and the geographic location and proximity to family, friends, medical providers and cultural activities.

For additional information regarding our properties, see Item 2. “Properties.”

Significant Tenants

During the year ended December 31, 2012, TSMM Management, tenant of the Primrose communities, accounted for 100% of our rental income from operating leases, 93.8% of our total revenue and 46.9% of our total assets.

We expect the percentage of assets leased and revenues contributed by our significant tenant to become less significant as we raise additional funds and acquire additional properties; however, any failure of this tenant to fulfill their obligation under their leases could have a material effect on us.

Financial Information about Industry Segments

We have determined that we operate in one business segment, real estate ownership, which consists of owning, managing, leasing, acquiring, developing, investing in, and as conditions warrant, disposing of real estate assets. We internally evaluate all of our real estate assets as one operating segment and, accordingly, we do not report segment information.

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

Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, the Offering, acquisitions, and operating activities. To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (the “Expense Year”), commencing with the Expense Year ending June 30, 2013, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

The current advisory agreement continues through May 2013, and has been extended through May 13, 2014 which was approved by the Board of Directors on March 20, 2012. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor and the fees we pay, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Tax Status

We intend to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with our taxable year ending December 31, 2012. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal, state, local or foreign taxes if our TRS entities have taxable income in any given year.

Available Information

CNL Financial Group, LLC (our “Sponsor” or “CNL”) maintains a web site at www.cnlhealthcareproperties.com containing additional information about our business, and a link to the U.S. Securities and Exchange Commission (the “SEC” or “Commission”) web site (www.sec.gov). We make available free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we file such material, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

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

We cannot assure you that:

•	rents or operating income from our properties will remain stable or increase;

•	tenants will not default under or terminate their leases;

•	securities we buy will increase in value or provide constant or increased distributions over time;

•	loans we make will be repaid or paid on time;

•	loans will generate the interest payments that we expect;

•	acquisitions of real properties, mortgage or other loans, or our investments in securities or other assets, will increase our cash available for distributions to stockholders; or

•	development properties will be developed on budget or generate income once stabilized.

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

If we decide to list our common stock on a national exchange, we may wish to lower our distribution rate in order to optimize the price at which our shares would trade.

In addition, subject to the applicable REIT rules, our board of directors, in its discretion, may retain any portion of our cash on hand or use offering proceeds for capital needs and other corporate purposes

Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this prospectus, as well as other factors that our board of directors may, from time-to-time deem relevant to consider when determining an appropriate common stock distribution. To date we have experienced cumulative losses, and we cannot assure you that we will generate or have sufficient cash available to pay cash distributions to you, to continue paying distributions to you at any specified level, or that distributions we make may not be decreased or be eliminated in the future.

Yields on and safety of deposits may be lower due to the significant decline in the financial markets. Until we invest the proceeds of our Offering in properties, we will generally hold those funds in permitted investments that are consistent with preservation of liquidity and safety. The investments will include money market funds, bank money market accounts and certificates of deposit or other accounts at third-party depository institutions. While we strive to hold these funds in high quality investments with quality institutions, there can be no assurance that further declines in the financial markets will not result in a loss of some or all of these funds or reductions in cash flows from these investments.

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

Further, our success depends to a significant degree upon the contributions of James M. Seneff, Jr., our chairman, Stephen H. Mauldin, our president and chief executive officer, and Joseph T. Johnson, our chief financial officer and treasurer, each of whom would be difficult to replace. If any of these key personnel were to cease their affiliation with us or our affiliates, we may be unable to find suitable replacement personnel and our operating results could suffer as a result. All of our executive officers and the executive officers of our Advisor are also executive officers of CNL Lifestyle Properties, Inc. and its Advisor, both of which are affiliates of our Advisor. In the event that CNL Lifestyle Properties, Inc. internalizes the management functions provided by its advisor, such executive officers may cease their employment with us and our Advisor. In that case, our Advisor would need to find and hire an entirely new executive management team. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and our Advisor may be unsuccessful in attracting and retaining such skilled personnel. We do not maintain key person life insurance on any of our officers. In addition, our Company and our advisor have entered into an advisory agreement which contains a non-solicitation clause prohibiting us or our operating partnership from (i) soliciting or encouraging any person to leave the employment of our advisor; or (ii) hiring on behalf of the Company or our operating partnership any person who has left the employment of our advisor for one year after such departure.

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

Stockholders have limited control over changes in our policies and operations. Our board of directors determines our investment policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under our articles of incorporation and the Maryland General Corporation Law, our stockholders currently have a right to vote only on the following matters:

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

We are subject to federal securities laws relating to our public communications. If any of our public communications are held to be in violation of such laws, we could be subject to potential liability. Investors in our initial offering should rely only on the statements made in our prospectus as supplemented to date in determining whether to purchase shares of our common stock. From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws. In the event that one or more of our public communications is claimed to have been made in violation of Section 5 of the Securities Act of 1933, as amended, we expect that we would contest such claim, however, there is a risk that we could be subject to potential liability with respect to any Section 5 claim, and such liability may adversely affect our operating results or financial position. Investors in our initial offering should rely only on the statements made in our prospectus as supplemented to date in determining whether to purchase shares of our common stock.

Risks Related to Conflicts of Interest and Our Relationships with Our Advisor and Its Affiliates

There may be conflicts of interest because of interlocking boards of directors with affiliated companies. James M. Seneff, Jr. and Thomas K. Sittema serve as our chairman and vice chairman, respectively, and as directors of our board and concurrently serve as directors for CNL Lifestyle Properties, Inc., each of which are our affiliates. Mr. Seneff also currently serves as chairman and a director for Global Growth Trust, Inc. and for Global Income Trust, Inc., each of which are our affiliates. These directors may experience conflicts of interest in managing us because they also have management responsibilities for these affiliated entities, which invest in and may invest in properties in the same markets as our properties.

There will be competing demands on our officers and directors and they may not devote all of their attention to us which could have a material adverse effect on our business and financial condition. Two of our directors, James M. Seneff, Jr. and Thomas K. Sittema are also officers and directors of our Advisor and other affiliated entities and may experience conflicts of interest in managing us because they also have management responsibilities for other companies including companies that may invest in some of the same types of assets in which we may invest. In addition, substantially all of the other companies that they work for are affiliates of us and/or our Advisor. For these reasons, all of these individuals will share their management time and services among those companies and us, and will not devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

In addition, Stephen H. Mauldin, our president and chief executive officer, Joseph T. Johnson, our chief financial officer and treasurer, and our other officers serve as officers of, and devote time to, CNL Lifestyle Properties, Inc., an affiliate of our Advisor with similar investment objectives and which owns assets in several of the asset classes in which we intend to invest, and may serve as officers of, and devote time to, other companies which may be affiliated with us in the future. These officers may experience conflicts of interest in managing us because they also have management responsibilities for CNL Lifestyle Properties, Inc. For these reasons, these officers will share their management time and services among CNL Lifestyle Properties, Inc. and us, and will not devote all of their attention to us and could take actions that are more favorable to CNL Lifestyle Properties, Inc. than to us.

Other real estate investment programs sponsored by CNL use investment strategies that are similar to ours. Our Advisor and its affiliates, and their and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor. One or more real estate investment programs sponsored by CNL may be seeking to invest in properties and other real estate-related investments similar to the assets we are seeking to acquire. CNL has one other public active real estate investment programs which have investment strategies similar to ours, CNL Lifestyle Properties, Inc. This program invests in commercial properties. As a result, we may be buying properties and other real estate-related investments at the same time as CNL Lifestyle Properties, Inc. which is managed by the executive officers of our Advisor and is also buying properties and other real estate-related investments in certain of the asset classes we have focused on. We cannot assure you that properties we want to acquire will be allocated to us in this situation. CNL is not required to allocate each prospective investment to our Advisor for review. Our Advisor may choose a property that provides lower returns to us than a property allocated to another program sponsored by CNL. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL own properties. If one of such other programs sponsored by CNL attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

We may be prevented from investing in certain property sectors if CNL enters into a covenant not to compete as part of a transaction involving the Listing of the shares of CNL Lifestyle Properties, Inc. on a national securities exchange, the merger of CNL Lifestyle Properties, Inc. with or into another entity, the sale of the assets or shares of CNL Lifestyle Properties, Inc. to another entity or a similar type of transaction. During the course of our Offering, CNL Lifestyle Properties, Inc., whose advisor is an affiliate of CNL, may enter into a transaction involving (a) the Listing of its shares on a national securities exchange, (b) the sale to, or merger with, another entity in a transaction which provides the investors of CNL Lifestyle Properties, Inc. with cash or securities of a publicly traded company, or (c) the commencement of the orderly sale of the assets of CNL Lifestyle Properties, Inc. and the subsequent distribution of the proceeds thereof. In connection with the consummation of any of the foregoing transactions, or in the event of the transfer of the ownership interests of the advisor of CNL Lifestyle Properties, Inc., the counterparty to the transaction may request, as a precondition to the consummation of the transaction, that CNL provide a covenant not to compete or similar agreement which would serve to limit the future acquisition of properties in certain property sectors, by CNL and its affiliates, including our Advisor, for a certain period of time. Under such circumstances, CNL, on behalf of itself and its affiliates, including our Advisor, may be willing to provide such a covenant not to compete, but solely with respect to properties in certain property sectors, and for a limited period of time not to exceed two years from the date of the consummation of the applicable transaction. In such event, we would be limited in our ability to pursue or invest in properties in such property sectors during the term of any such covenant not to compete.

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

If we internalize our management functions, your interest in us could be diluted, we could incur other significant costs associated with being self-managed, we may not be able to retain or replace key personnel and we may have increased exposure to litigation as a result of internalizing our management functions. We may internalize management functions provided by our Advisor, our Property Manager and their respective affiliates. Our board of directors may decide in the future to acquire assets and personnel from our Advisor or its affiliates for consideration that would be negotiated at that time. However, as a result of the non-solicitation clause in the advisory agreement, generally the acquisition of advisor personnel would require the prior written consent of our advisor. There can be no assurances that we will be successful in retaining our Advisor’s key personnel in the event of an internalization transaction. In the event we were to acquire our Advisor or our Property Manager, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could reduce the percentage of our shares owned by persons who purchase shares in our Offering and could reduce the net income per share and funds from operations per share attributable to your investment.

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

Significant tenant lease expirations may decrease the value of our investments. Multiple, significant leases terminations in a given year in our medical office buildings produce tenant roll concentration and uncertainty as to the future cash flow of a property or portfolio and often decreases the value a potential purchaser will pay for one or more properties. There is no guarantee that our medical office buildings, if any, will not have tenant roll concentration, and if such concentration occurs, it could decrease our ability to pay distributions to our stockholders and the value of your investment.

The continuation of a slow economy could adversely affect certain of the properties in which we may invest, and the financial difficulties of our tenants and operators could adversely affect us. The continuation of a slow economy could adversely affect certain of the properties in which we invest. Although a general downturn in the real estate industry would be expected to adversely affect the value of our properties, a downturn in the senior housing, healthcare, lifestyle and/or lodging in which we invest could compound the adverse effect. Continued economic weakness combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt, could result in our tenants experiencing a decline in financial and operating performance and/or a decline in earnings from our TRS investments.

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

Further disruptions in the financial markets and deteriorating economic conditions could impact certain of the real estate we may acquire and such real estate could experience reduced occupancy levels from what we anticipate at the time of our acquisition of such real estate. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

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

Our exposure to typical real estate investment risks could reduce our income. Our properties, loans and other real estate-related investments will be subject to the risks typically associated with investments in real estate. Such risks include the possibility that our properties will generate operating income, rent and capital appreciation, if any, at rates lower than we anticipated or will yield returns lower than those available through other investments. Further, there are other risks by virtue of the fact that our ability to vary our portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments. Income from our properties may be adversely affected by many factors including, but not limited to, an increase in the local supply of properties similar to our properties, newer competing properties, a decrease in the number of people interested in the properties that we acquire, changes in government regulation, including healthcare regulation, international, national or local economic deterioration, increases in operating costs due to inflation and other factors that may not be offset by increased lease rates, and changes in consumer tastes.

We may be unable to sell assets if or when we decide to do so. Maintaining our future REIT qualification and continuing to avoid registration under the Investment Company Act as well as many other factors, such as general economic conditions, the availability of financing, interest rates and the supply and demand for the particular asset type, may limit our ability to sell real estate assets. These factors are beyond our control. We cannot predict whether we will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

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

Increased competition for customers may reduce the ability of certain of our operators to make scheduled rent payments to us or affect our operating results. The types of properties in which we invest are expected to face competition for customers from other similar properties, both locally and nationally. For example, competing senior housing properties may be located near the senior housing properties we own or acquire. Any decrease in revenues due to such competition at any of our properties may adversely affect our operators’ ability to make scheduled rent payments to us and with respect to certain of our senior housing properties leased to TRS entities, may adversely affect our operating results of those properties.

Lack of diversification of our properties may increase our exposure to the risks of adverse local economic conditions and to the risks of adverse conditions as to any particular asset class and category of a property within an asset class. To the extent that there is a concentration of operating revenues from our properties located in a few states or geographic areas, in addition to adverse developments in the U.S. economy and in the senior housing, and healthcare industries generally, adverse events or conditions in those markets or specific properties, such as adverse weather conditions or natural disasters, localized economic recessions or increases in state or local tax rates, could have a disproportionately adverse effect on our results of operations and financial condition. Similarly, since our assets may be concentrated in a specific asset class or any brand or other category within an asset class, an economic downturn in such class or asset category could have an adverse effect on our results of operations and financial condition.

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

Existing senior housing and healthcare properties that we may acquire may be subject to unknown or contingent liabilities which could cause us to incur substantial costs. We have acquired operating senior housing and healthcare properties. Such senior housing and healthcare properties may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under transaction agreements related to our acquisition of senior housing and healthcare properties may not survive the closing of the transactions. While we will likely seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on indemnifiable losses. There is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

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

The inability of seniors to sell their homes could negatively impact occupancy rates, revenues, cash flows and results of operations of the properties we acquire. Recent severe housing price declines and reduced home mortgage availability have negatively affected the U.S. housing market, with certain geographic areas having experienced more acute deterioration than others. Downturns in the housing markets, such as the one we recently experienced, could adversely affect the ability (or perceived ability) of seniors to currently afford entrance fees and resident fees as potential residents frequently use the proceeds from the sale of their homes to cover the cost of these fees. Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into or finance their stays at our senior housing properties with private resources. If the recent volatility in the housing market continues, the occupancy rates, revenues, cash flows and results of operations for these properties could be negatively impacted.

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

Failure to succeed in the senior housing and healthcare sectors may have adverse consequences on our performance. Other than our chairman and certain of our Advisor’s asset management personnel, we do not have experience in owning or operating senior housing properties or healthcare properties. The experience of the management of our Advisor in other sectors, such as lifestyle and lodging, does not ensure that we will be able to operate successfully in the senior housing and healthcare sectors. Our success in these sectors will be dependent, in part, upon our ability to evaluate local senior housing and healthcare sector conditions, identify appropriate acquisition opportunities, and find qualified tenants or, where properties are acquired through a TRS, to engage and retain qualified independent managers to operate these properties. In addition, due to our inexperience in acquiring senior housing and healthcare properties, we may abandon opportunities to enter a local market or acquire a property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

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

If our operators fail to cultivate new or maintain existing relationships with potential resident, community organizations and healthcare providers in the markets in which they operate, our occupancy percentage, payor mix and resident rates may deteriorate, which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to you. We continue to build relationships with several key senior housing operators upon whom we must depend to successfully market our facilities to potential residents and healthcare providers whose referral practices can impact the choices seniors make with respect to their housing. If our operators are unable to successfully cultivate and maintain strong relationships with these community organizations and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to you.

Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, nationally or at the state level. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on those of our senior housing properties offering health care services and, thus, our business. Health care, including the long-term care and assisted living sectors, remains a dynamic, evolving industry. On March 23, 2010, the Patient Protection and Affordable Care Act of 2010 was enacted and on March 30, 2010, the Health Care and Education Reconciliation Act was enacted, which in part modified the Patient Protection and Affordable Care Act. Together, the two Acts serve as the primary vehicle for comprehensive health care reform in the United States. The two Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The legislation became effective in a phased approach, beginning in 2010 and concluding in 2018. At this time, the effects of the legislation and its impact on our business are not yet known. Our business could be materially and adversely affected by the two Acts and further governmental initiatives undertaken pursuant to the two Acts.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement. The weak U.S. economy has negatively affected state budgets, which may put pressure on states to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to continued high unemployment, declines in family incomes and eligibility expansions authorized by the recently enacted healthcare reform law. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under the federal Medicare program, state Medicaid programs and other healthcare-related programs. Potential reductions in reimbursements under these programs could negatively impact our business, financial condition and results of operations.

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

The healthcare properties we may acquire, such as medical office buildings and surgery centers, may be unable to compete successfully. The healthcare properties we may acquire, such as medical office buildings and surgery centers often face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing properties are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties.

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

Construction and development projects are subject to risks that materially increase the costs of completion. We will, from time to time, develop and construct new properties or redevelop existing properties. In doing so, we will be subject to risks and uncertainties associated with construction and development including, risks related to obtaining all necessary zoning, land-use, building occupancy and other governmental permits and authorizations, risks related to the environmental concerns of government entities or community groups, risks related to changes in economic and market conditions between development commencement and stabilization, risks related to construction labor disruptions, adverse weather, acts of God or shortages of materials which could cause construction delays and risks related to increases in the cost of labor and materials which could cause construction costs to be greater than projected.

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

Senior housing properties in which we may invest may not be readily adaptable to other uses. Senior housing properties in which we may invest are specific-use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors become unprofitable for our tenant or operator or for us due to industry competition, a general deterioration of the applicable industry or otherwise, then we may have great difficulty re-leasing the property or developing an alternative use for the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses. Should any of these events occur, our income and cash available for distribution and the value of our property portfolio could be reduced.

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

We will not control the management of our properties. Once we elect to be treated as a REIT, in order to maintain our status as a REIT for federal income tax purposes, we may not operate certain types of properties we acquire or participate in the decisions affecting their daily operations. Our success, therefore, will depend on our ability to select qualified and creditworthy tenants or managers who can effectively manage and operate the properties. Our tenants and managers will be responsible for maintenance and other day-to-day management of the properties or will enter into agreements with third-party operators. Our financial condition will be dependent on the ability of third-party tenants and/or managers to operate the properties successfully. We will attempt to enter into leasing agreements with tenants and management agreements with managers having substantial prior experience in the operation of the type of property being rented or managed; however, there can be no assurance that we will be able to make such arrangements. Additionally, if we elect to treat property we acquire as a result of a borrower’s default on a loan or a tenant’s default on a lease as “foreclosure property” for federal income tax purposes, we will be required to operate that property through an independent manager over whom we will not have control. If our tenants or third-party managers are unable to operate the properties successfully or if we select unqualified managers, then such tenants and managers might not have sufficient revenue to be able to pay our rent, which could adversely affect our financial condition.

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

We may be unable to obtain desirable types of insurance coverage at a reasonable cost, if at all, and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs. We may not be able either to obtain desirable types of insurance coverage, such as terrorism, earthquake, flood, hurricane and pollution or environmental matter insurance, or to obtain such coverage at a reasonable cost in the future, and this risk may limit our ability to finance or refinance debt secured by our prosperities. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. We may not be able to obtain insurance coverage at reasonable rates due to high premium and/or deductible amounts. As a result, our cash flows could be adversely impacted due to these higher costs, which would adversely affect our ability to pay distributions to our stockholders.

Uninsured losses or losses in excess of insured limits could result in the loss or substantial impairment of one or more of our investments. We anticipate that the nature of the activities at certain of our properties will expose us and our operators to potential liability for personal injuries and, with respect to certain types of properties property damage claims. We will maintain, and require our tenants and operators as well as mortgagors to whom we have loaned money to maintain, insurance with respect to each of our properties that tenants lease or operate and each property securing a mortgage that we hold, including comprehensive liability, fire, flood and extended coverage insurance. There are, however, certain types of losses (such as from hurricanes, floods, earthquakes or terrorist attacks) that may be either uninsurable or not economically feasible to insure. Furthermore, an insurance provider could elect to deny or limit coverage under a claim. Should an uninsured loss or loss in excess of insured limits occur, we could lose all or a portion of our anticipated revenue stream from the affected property, as well as all or a portion of our invested capital. Accordingly, if we, as landlord, incur any liability which is not fully covered by insurance, we would be liable for the uninsured amounts, cash available for distributions to stockholders may be reduced and the value of our assets may decrease significantly. In the case of an insurance loss, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

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

Our TRS structure subjects us to the risk that the leases with our TRS lessees do not qualify for tax purposes as arm’s-length, which would expose us to potentially significant tax penalties. Lessees of certain senior housing properties held in our TRSs, generally, will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between us and our TRS lessees were deemed by the Internal Revenue Service to not reflect an arm’s-length transaction as that term is defined by tax law, we may be subject to significant tax penalties as the lessor that would adversely impact our profitability and our cash flows.

Our tenants may generally be subject to risks associated with the employment of unionized personnel for our senior housing and healthcare properties. From time to time, the operations of any senior housing and healthcare properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We or our tenants may also incur increased legal costs and indirect labor costs as a result of such disruptions, or contract disputes or other events. Those of our senior housing and healthcare properties that are operating through a TRS and certain of the third-party managers for such properties, as well as certain of our tenants of senior housing properties that we will lease to third-party tenants may be more susceptible to and potentially more impacted by labor force activities than others. One or more of our tenants or our third-party managers operating some of these types of properties may be targeted by union actions or adversely impacted by the disruption caused by organizing activities. Significant adverse disruptions caused by union activities and/or increased costs affiliated with such activities could materially and adversely affect our operations and the financial condition of senior housing and healthcare properties we own through a TRS and affect the operating income of our tenants for those properties we lease to third parties.

If our risk management systems are ineffective, we may be exposed to material unanticipated losses. We continue to refine our risk management strategies and tools. However, our risk management strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk-adjusted returns.

Because not all REITs calculate modified funds from operations the same way, our use of modified funds from operations may not provide meaningful comparisons with other REITs. We use modified funds from operations, or MFFO, it in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. However, not all REITs calculate MFFO the same way. If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare the performance of our Company to other REITs.

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

In March 2012, FINRA requested public comment through April 11, 2012 on its proposed amendment to the NASD Rule 2340 to require that per share estimated values of non-traded REITs be reported on customer account statements and modify the account statement disclosures that accompany the per share estimated value. Due to the fact that the managing dealer and participating brokers selling our common stock in our offerings are subject to FINRA rules and regulations, any significant changes to Rule 2340 or their firms’ policies could have a material impact on when we initially publish our estimated per share value on a basis other than our most recent offering price. In the event we are required to publish such estimated value prior to completion of our offering, including any follow-on offering, if any, such action would affect the price at which our shares are offered and our ability to raise capital through our offerings.

Lending Related Risks

Decreases in the value of the property underlying our mortgage loans might decrease the value of our assets. The mortgage loans in which we may invest will be collateralized by underlying real estate. When we make these loans, we are at risk of default on these loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the properties collateralizing mortgage loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop or in some instances fail to rise, our risk will increase and the value of our assets may decrease.

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

Financing Related Risks

Instability in the credit market and real estate market could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you. We may not be able to obtain financing for investments on terms and conditions acceptable to us, if at all. Currently, domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted. If we are unable to borrow funds on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets has resulted in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact our timing and ability to sell our properties.

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

We may use credit facilities to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position. To our credit facilities contain mark-to-market provisions, if the market value of the commercial real estate debt or securities pledged by us declines in value due to credit quality deterioration, we may be required by our lenders to provide additional collateral or pay down a portion of our borrowings. In a weak economic environment, we would generally expect credit quality and the value of the commercial real estate debt or securities that serve as collateral for our credit facilities to decline and in such a scenario, it is likely that the terms of our credit facilities would require partial repayment from us, which could be substantial. Posting additional collateral to support our credit facilities could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, our lenders can accelerate our borrowings, which could have a material adverse effect on our business and operations.

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

Despite our REIT status, we remain subject to various taxes which would reduce operating cash flow if and to the extent certain liabilities are incurred. Even if we qualify as a REIT, we are subject to some federal, foreign and state and local taxes on our income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed real estate investment trust taxable income; (ii) “alternative minimum tax” on our items of tax preference; (iii) certain state income taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions”; (v) tax on net gains from the sale of certain “foreclosure property”; (vi) tax on gains of sale of certain “built-in gain” properties; and (vii) certain taxes and penalties if we fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain our status as a REIT. Foreclosure property includes property with respect to which we acquire ownership by reason of a borrower’s default on a loan or possession by reason of a tenant’s default on a lease. We may elect to treat certain qualifying property as “foreclosure property,” in which case, the income from such property will be treated as qualifying income under the 75% and 95% gross income tests for three years following such acquisition. To qualify for such treatment, we must satisfy additional requirements, including that we operate the property through an independent contractor after a short grace period. We will be subject to tax on our net income from foreclosure property. Such net income generally means the excess of any gain from the sale or other disposition of foreclosure property and income derived from foreclosure property that otherwise does not qualify for the 75% gross income test, over the allowable deductions that relate to the production of such income. Any such tax incurred will reduce the amount of cash available for distribution.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	PROPERTIES

As of December 31, 2012, through various wholly-owned limited partnerships and limited liability companies, we had invested in 27 real estate investment properties. The following tables set forth details about our property holdings by asset class beginning with wholly-owned properties followed by development properties and properties owned through joint venture arrangements (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Allocated Purchase Price	Date Acquired
Primerose I Communities:
Sweetwater Retirement Community Billings, Montana	76 residential units operated under a triple-net lease	$11.0	$16.3	2/16/2012

Primrose Retirement Community Grand Island, Nebraska	68 residential units operated under a triple-net lease	9.0	13.3	2/16/2012

Primrose Retirement Community Marion, Ohio	80 residential units operated under a triple-net lease	10.1	17.7	2/16/2012

Primrose Retirement Community Mansfield, Ohio	82 residential units operated under a triple-net lease	12.2	18.0	2/16/2012

Primrose Retirement Community Casper, Wyoming	88 residential units operated under a triple-net lease	12.7	18.8	2/16/2012

Primerose II Communities:

Primrose Retirement Community Lima, Ohio	78 residential units operated under a triple-net lease	12.8	18.6	12/19/2012

Primrose Retirement Community Zanesville, Ohio	76 residential units operated under a triple-net lease	13.0	19.1	12/19/2012

Primrose Retirement Community Decatur, Illinois	80 residential units operated under a triple-net lease	12.4	18.1	12/19/2012

Primrose Retirement Community Council Bluffs, Iowa	68 residential units operated under a triple-net lease	8.8	12.9	12/19/2012

Aberdeen Primrose Cottages Aberdeen, South Dakota	21 residential units operated under a triple-net lease	2.6	4.3	12/19/2012

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Allocated Purchase Price	Date Acquired
Capital Health Communities:
Capital Health of Brookridge Heights Marquette, Michigan	65 residential units operated under third-party management agreements	8.2	13.5	12/21/2012

Capital Health of Curry House Cadillac, Michigan	60 residential units operated under third-party management agreements	7.8	13.5	12/21/2012

Capital Health of Symphony Manor Baltimore, Maryland	69 residential units operated under third-party management agreements	15.1	24.0	12/21/2012

Capital Health of Woodholme Gardens Pikesville, Maryland	80 residential units operated under third-party management agreements	9.4	17.1	12/21/2012

Capital Health of Fredericktowne Frederick, Maryland	74 residential units operated under third-party management agreements	8.1	17.0	12/21/2012

		$153.2	$242.2

Property Name and Location	Description	Date Acquired	Development Budget (in millions) (1)	Mortgage/ Construction Loan (in millions) (2)

Development Properties:
HarborChase Community Lady Lake, Florida (3)	HarborChase of Villages Crossing – 5.03-acre tract of land for development of a two-story senior living facility with approximately 91,000 square feet and 96 units consisting of 66 assisted living and 30 memory-care units.	8/29/2012	$21.7	$17.3

Property Name and Location	Description	Date Acquired	Development Budget (in millions) (1)	Mortgage/ Construction Loan (in millions) (2)

Dogwood Community Acworth, Georgia (4)	Dogwood Forest of Acworth – 2.7-acre tract of land for development of a three-story senior living facility of approximately 85,000 square feet and 92 units consisting of 46 assisted living and 46 memory care units.	12/18/2012	$21.8	$15.1

Footnotes

(1)	The development budgets of the senior living development properties include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties. An affiliate of the developer of the respective development project coordinates and supervises the management and administration of the development and construction. Each developer is responsible for any cost overruns beyond the approved development budget for the applicable project.

(2)	Represents the maximum capacity under the respective construction loan. As of December 31, 2012, no amounts had been drawn under the two construction loans.

(3)	Construction on the HarborChase Community is scheduled to be completed in fourth quarter of 2013. The purchase price of the land related to the HarborChase Community was $2.2 million and the year to date cost incurred as of December 31, 2012 was $4.7 million.

Under a promoted interest agreement with the developer, at any time after certain net operating income targets and total return targets have been met, as set forth in the promoted agreement, the developer will be entitled to an additional payment based on enumerated percentages of the assumed net proceeds of a deemed sale of the HarborChase Community, provided the developer elects to receive such payment prior to the fifth anniversary of the opening of HarborChase Community.

(4)	Construction on the Dogwood Community is scheduled to be completed in the third quarter of 2014. The purchase price of the land related to the Dogwood Community was $1.8 million and the year to date cost incurred as of December 31, 2012 was $2.8 million.

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

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Allocated Purchase Price	Date Acquired
Unconsolidated Entities
Senior Housing – CHTSun IV (1) (2) (3)
Sunrise of Santa Monica Santa Monica, California	55% ownership in 70 residential units operated by an affiliate of our co-venture partner	$21.0	$33.2	6/29/2012

Sunrise of Connecticut Avenue Washington, District of Columbia	55% ownership in 100 residential units operated by an affiliate of our co-venture partner	33.8	$60.7	6/29/2012

Sunrise of Sigen Baton Rouge, Louisiana	55% ownership in 79 residential units operated by an affiliate of our co-venture partner	9.8	$24.3	6/29/2012

Sunrise of Metairie Metairie, Louisiana	55% ownership in 72 residential units operated by an affiliate of our co-venture partner	13.8	$27.5	6/29/2012

Sunrise of Gilbert Gilbert, Arizona	55% ownership in 144 residential units operated by an affiliate of our co-venture partner	17.1	$28.9	6/29/2012

Sunrise of Louisville Louisville, Kentucky	55% ownership in 80 residential units operated by an affiliate of our co-venture partner	11.7	$20.4	6/29/2012

Sunrise of Fountain Square Lombard, Illinois	55% ownership in 142 residential units operated by an affiliate of our co-venture partner	17.7	$34.7	6/29/2012

Senior Housing – Windsor Manor (“Windsor Manor Joint Venture”)
Windsor Manor of Vinton Vinton, Iowa	75% ownership in 36 residential units operated by an affiliate of our co-venture partner	4.1	$5.8	8/31/2012

Windsor Manor of Webster City Webster City, Iowa	75% ownership in 46 residential units operated by an affiliate of our co-venture partner	3.1	$6.8	8/31/2012

Windsor Manor of Nevada Nevada, Iowa	75% ownership in 40 residential units operated by an affiliate of our co-venture partner	5.1	$6.3	8/31/2012

		$137.2	$248.6

FOOTNOTES:

(1)	In December 2012, we entered into an agreement to sell our interests in the CNLSun IV to be completed in mid-2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Uses of Liquidity and Capital Resources — Distributions from Unconsolidated Entities” for additional information.
(2)	In connection with the closing of CHTSun IV, we entered into a mezzanine loan agreement providing for a mezzanine loan in the original amount of $40.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sources of Liquidity and Capital Resources — Borrowings” for additional information.
(3)	Mortgages and other notes payable excludes any discount or premium recorded as of December 31, 2012.

Subsequent Acquisitions

In January 2013, we acquired a 90% membership interest in a medical office building 34 miles east of downtown Los Angeles in Claremont, California through a joint venture formed by us and our co-venture partner, an unrelated party, for approximately $7.7 million. The remaining 10% interest is held by the co-venture partner, an unaffiliated party. The total acquisition price for the medical office building was approximately $19.8 million. The medical office facility consists of a single two-story building having a total net rentable area of 48,984 square feet and a total of 300 parking spaces.

This joint venture obtained a five-year credit facility for a maximum aggregate principal amount of $35 million, of which $12.5 million was funded in connection with the acquisition of the medical office building and an additional $0.4 million will be funded upon completion of certain tenant improvements. The non-recourse loan which is collateralized by the property and future properties that may be funded under the facility, has a maturity date of January 15, 2018 and bears interest at a rate equal to the sum of LIBOR plus 2.6% per annum, payable monthly. The loan requires interest-only payments on the outstanding principal amount through July 16, 2014 and monthly payments on both outstanding amounts thereafter of principal and interest based upon a 360 month amortization schedule. In addition, the joint venture further entered into a three-year forward starting swap with respect to $12.4 million of the related credit facility balance which, will bear interest at a fixed rate of 3.935% in years three through five.

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

In order to assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that have participated in our Offering, we disclose in each annual report distributed to stockholders a per share estimated value of our common shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our shares was deemed to be $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that, as of December 31, 2012, we were conducting an initial public offering of our shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, since there is no established public trading market for the shares at this time, there can be no assurance that our stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock, or that they will be able to receive such amount for their shares of our common stock in the future. Moreover, the offering price for shares of our common stock offered in the current Offering has not been based on appraisals for any assets we currently own or may own. Therefore, the current Offering price does not necessarily represent the amount stockholders would receive if our assets were sold and the proceeds distributed to our stockholders in a liquidation, which amount may be less than $10.00 per share.

For so long as we are offering shares of our common stock in our Offering or a subsequent offering, we intend to use the most recent offering price as the estimated per share value. We will continue to use the most recent offering price as the estimated per share value until 18 months following the date on which the most recently completed offering has expired or been terminated. Following such 18-month period, the estimated per share value will be based upon a valuation. Such valuation may be performed by our management or a person independent of us and of the Advisor or a combination of both. Such valuation may be based upon a number of assumptions that may prove to be inaccurate or incomplete. See Item 1A. “Risk Factors – Company Related Risks. Until 18 months after we have completed our offering stage, we expect to use the price paid to acquire a share of our common stock in our most recent offering as the estimated per share value of our shares. Even when determining the estimated per share value of our common stock from and after 18 months after completion of our offering stage, the estimated per share value of our shares will be based upon a number of assumptions that may not be accurate or complete.”

As of December 31, 2012, the price per share of our common stock was $10.00 ($9.50 per share pursuant to our distribution reinvestment plan). We determined the price per share based upon the price we believed investors would pay for the shares and on certain other considerations.

As of December 31, 2012, we received aggregate subscription proceeds of approximately $181.6 million (18.2 million shares) in connection with our Offering, including $1.8 million (0.2 million shares) pursuant to our distribution reinvestment plan. In addition, during the period January 1, 2013 through March 15, 2013, we received additional subscription proceeds of approximately $63.1 million (6.3 million shares), including $1.1 million (0.1 million shares) pursuant to our distribution reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering. As of March 15, 2013, we had 8,864 common stockholders of record.

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

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. We intend to continue to pay distributions to our stockholders on a quarterly basis. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash flow from operations, FFO, our financial condition, a balanced analysis of value creation reflective of both current and expected long-term stabilized cash flows from our properties, our objective of qualifying as a REIT for U.S. federal income tax purposes, the actual operating results of each month, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions.

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

The following table represents total cash distributions declared, distributions reinvested and distributions per share for the years ended December 31, 2012 and 2011, respectively:

			Distributions Paid (3)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via DRP	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares) (4)	Stock Distributions Declared (at current offering price)	Total Cash and Stock Distributions Declared(5)	Cash Flows Provided by (Used in) Operating Activities (6)(2)
2012 Quarters
First	$0.09999	$202,598	$112,295	$90,303	15,196	$151,960	$354,558	$(1,954,009)
Second	0.09999	557,865	308,872	248,993	41,735	417,350	975,215	2,450,610
Third	0.09999	984,050	532,724	451,326	73,911	739,110	1,723,160	(2,867,089)
Fourth	0.09999	1,452,887	785,006	667,881	108,943	1,089,430	2,542,317	(3,998,505)

Year	$0.39996	$3,197,400	$1,738,897	$1,458,503	239,785	$2,397,850	$5,595,250	$(6,368,993)

			Distributions Paid (3)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via DRP	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares) (4)	Stock Distributions Declared (at current offering price)	Total Cash and Stock Distributions Declared(5)	Cash Flows Provided by (Used in) Operating Activities (6)(2)
2011 Quarters (1)
Fourth	$0.06666	$55,892	$27,667	$28,225	4,180	$41,800	$97,692	$(1,084,430	) (3)

Year	$0.06666	$55,892	$27,667	$28,225	4,180	$41,800	$97,692	$(1,084,430)

FOOTNOTES:

(1)	We commenced operations on October 5, 2011, as such there were no distributions declared during the first three quarters of 2011.
(2)	For the year ended December 31, 2012, we funded 100% of total cash distributions declared to stockholders with proceeds from our offering. For the year ended December 31, 2012, 100% of the cash distributions paid to stockholders are expected to be considered a return of capital to stockholders for federal income tax purposes. Whereas, for the year ended December 31, 2011, approximately 1.9% of the cash distributions paid to stockholders were considered taxable income and 98.1% were considered a return of capital to stockholders for federal income tax purposes.
(3)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Distribution Reinvestment Plan.
(4)	The distribution of new common shares to the recipients is non-taxable. Stock distributions may cause the interest of later investors in our stock to be diluted as a result of the stock issued to earlier investors.
(5)	Based on the current offering price of $10.00, stock distributions declared represented approximately 43% of the total value of distributions declared and cash distributions declared represented approximately 57% of the total value of distributions declared.
(6)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offering as opposed to operating cash flows. For the years ended December 31, 2012 and December 31, 2011, we expensed approximately $6.6 million and $0.9 million in acquisition fees and expenses, respectively, which were paid from the proceeds of our Offering. Additionally, the board of directors also uses other measures such as FFO in order to evaluate the level of distributions.

For the years ended December 31, 2012 and 2011, approximately 0% and 1.9%, respectively, of the distributions paid to stockholders was considered taxable income and approximately 100% and 98.1%, respectively, was considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2012 and 2011 were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our Advisory Agreement. The distribution of new common shares to the recipients is non-taxable. In determining the apportionment between taxable income and a return of capital, the amounts distributed to stockholders (other than any amounts designated as capital gains dividends) in excess of current or accumulated Earnings and Profits (“E&P”) are treated as a return of capital to the stockholders. E&P is a statutory calculation, which is derived from net income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

Our board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on January 1, 2013, February 1, 2013 and March 1, 2013. These distributions are to be paid and distributed by March 31, 2013.

Use of Proceeds from Registered Securities

On June 27, 2011, our Registration Statement (File No. 333-168129), covering a public offering of up to 300,000,000 shares of common stock, was declared effective by the SEC, and our Offering commenced and is ongoing. The use of proceeds from our Offering was as follows as of December 31, 2012:

	Total	Payments to Affiliates (2)	Payments to Others

Shares registered	300,000,000
Aggregate price of offering amount registered	$3,000,000,000
Shares sold (1)	17,998,324

Aggregate amount sold	$179,789,989
Offering expenses (3)	(24,766,162)	$(17,983,652)	$(6,782,510)

Net offering proceeds to the issuer	155,023,827
Proceeds from borrowing, net of loan costs	206,667,662

Total net offering proceeds and borrowing	361,691,489
Purchases of real estate and development costs	(249,602,400)		(249,602,400)
Investments in unconsolidated entities	(61,023,557)		(61,023,557)
Payment of acquisition fees and expenses	(12,189,909)	(7,672,401)	(4,517,508)
Repayment of borrowing	(17,161,360)		(17,161,360)
Payment of distributions	(1,486,728)	(9,033)	(1,477,695)
Operating expenses (4)	(1,801,042)	(1,465,520)	(335,522)
Lender deposits	(137,501)		(137,501)
Payment of leasing costs	(16,770)		(16,770)
Redemption of common stock	(10,474)		(10,474)

Unused proceeds from Offering and borrowing	$18,261,748

FOOTNOTES:

(1)	Excludes unregistered shares and 243,965 shares issued as stock distributions.
(2)	Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.
(3)	Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the Managing Dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in payments to others for purposes of this table.
(4)	Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering. The amounts presented above represent the net proceeds used for such purposes as of December 31, 2012.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from our Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we may continue to pay operating expenses and distributions from our net proceeds from our Offering.

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

During the year ended December 31, 2012, we received and redeemed a request from one stockholder for the redemption of 1,049 shares of common stock at a redemption price of $9.99 per share. For the year ended December 31, 2011, we did not receive any requests eligible for redemption under our redemption plan.

There were no repurchases of securities between October 1, 2012 and December 31, 2012. The maximum number of shares which can be redeemed under the redemption plan is subject to a five percent limitation in a rolling 12-month period as described above. However, we are not obligated to redeem such amounts and this does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use the full amount of the proceeds from the sale of shares under our distribution reinvestment plan attributable to any month to redeem shares presented for redemption during such month. In addition, at our discretion, we may use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. Any amount of offering proceeds which is available for redemptions but which is unused may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and reinvestment proceeds that would otherwise be available for redemptions.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc. and CNL Properties Trust, Inc., should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. – Financial Statements and Supplementary Data”.

	Years Ended December 31,
	2012	2011(1)	2010(1)
Operating Data:
Operating Data:
Revenues	$7,384,995	$—	$—
Operating Loss	(6,043,521)	(1,761,404)	—
Net loss	(10,720,758)	(1,759,580)	—
Net loss per share (basic and diluted)	(1.21)	(1.62)	—
Weighted average shares outstanding (basic and diluted) (2)	8,836,901	1,087,468	—
Cash distributions declared and paid (3)	3,197,400	55,892	—
Cash distributions declared and paid per share	0.36	0.05	—
Cash used in operating activities	(6,368,993)	(1,084,430)	—
Cash used in investing activities	(315,647,317)	(400,000)	—
Cash provided by financing activities	330,267,188	11,285,549	—

Balance Sheet Data:
Real estate assets, net	$238,872,530	$—	$—
Investment in unconsolidated entities	64,560,061	—	—
Cash	18,261,750	10,001,872	200,753
Total assets	337,777,303	10,563,262	200,753
Mortgage notes payable	193,151,591	—	—
Total liabilities	197,126,471	860,875	753
Stockholders’ equity	140,650,832	9,702,387	200,000

Other Data:
Funds from operations (“FFO”) (4)	$(6,241,728)	$(1,759,580)	$—
FFO per share	(0.71)	(1.62)	—
Modified funds from operations (“MFFO”) (4)	$796,887	$(867,267)	$—
MFFO per share	0.09	(0.80)	—

FOOTNOTES:

(1)	Significant operations commenced on October 5, 2011 when we received the minimum offering proceeds and approximately $2.3 million were released from escrow. The results of operations for the year-ended December 31, 2011 include primarily general and administrative expenses and acquisition expenses relating to acquisitions.
(2)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.
(3)	For the year ended December 31, 2012 cash distributions paid to stockholders were 100% funded with proceeds from our offering. For the year ended December 31, 2012, 100% of the cash distributions paid to stockholders are expected to be considered a return of capital to stockholders for federal income tax purposes. Whereas, for the year ended December 31, 2011, approximately 1.9% of the cash distributions paid to stockholders were considered taxable income and 98.1% were considered a return of capital to stockholders for federal income tax purposes. The distribution of new common shares to the recipients is non-taxable. In addition, for the years ended December 31, 2012 and 2011, we declared and made stock distributions of approximately 239,785 and 4,180 shares of common stock, respectively.
(4)	Due to certain unique operating characteristics of real estate companies, as discussed below, National Association Real Estate Investment Trust, (“NAREIT”), promulgated a measure known as funds from operations, or (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures relating to FFO and MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Net Loss	$(10,720,758)	$(1,759,580)
Adjustments:
Depreciation and amortization	2,100,570	—
FFO Adjustments from unconsolidated entities	2,378,460	—

Total funds from operations	(6,241,728)	(1,759,580)
Acquisition fees and expenses (1)	6,584,774	892,313
Straight-line adjustments for leases (2)	(843,370)	—
Extinguishment of debt	460,339	—
MFFO adjustments from unconsolidated entity:(3)
Acquisition fees and expenses	836,872	—

Modified funds from operations	$796,887	$(867,267)

Weighted average number of shares of common stock outstanding (basic and diluted) (4)	8,836,901	1,087,468

Net loss per share (basic and diluted)	$(1.21)	$(1.62)

FFO per share (basic and diluted)	$(0.71)	$(1.62)

MFFO per share (basic and diluted)	$0.09	$(0.80)

FOOTNOTES:

(1)

In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income or (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
(4)	For purposes of determining the weighted average number shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We offered for sale up to $3.0 billion of shares of common stock (300,000,000 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Offering”), of which initially 15,000,000 million shares are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. The registration statement was declared effective on June 27, 2011, and the Offering commenced on that date. On October 5, 2011, we satisfied the conditions of escrow and accepted subscription proceeds exceeding $2.0 million, which were released from escrow, and we commenced operations. As of December 31, 2012, we received aggregate offering proceeds of approximately $181.6 million (18.2 million shares) in connection with the Offering, including $1.8 million (0.2 million shares) pursuant to our distribution reinvestment plan. During the period January 1, 2013 through March 15, 2013, we received additional subscription proceeds of approximately $63.1 million (6.3 million shares). The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering.

Portfolio Analysis

During the year ended December 31, 2012, we acquired interests in 25 senior housing properties, of which ten were owned through unconsolidated joint ventures, and purchased two parcels of land on which we are developing two additional senior housing properties. Our initial focus has been on high quality senior housing properties that are operated by a mix of national or regional operators with the following investment structure:

Wholly-owned:
Leased properties (1)	10
Managed properties (2)	5
Held for development	2
Unconsolidated entities:
Managed properties (3)	10

27

FOOTNOTES:

(1)	Senior housing properties that are leased under triple-net leases for which we report rental income from operating leases. These leases have a base term of 10 years and two additional five-year renewal options.
(2)	Senior housing properties that are managed pursuant to independent third party management contracts where we record property operating revenues and expenses.
(3)	Properties that are owned through unconsolidated joint ventures are managed pursuant to independent third party management contracts and we reflect our equity in income or loss of the venture. As of March 15, 2013, 7 properties held through an unconsolidated joint venture are expected to be sold in mid-2013. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for additional information.

We have and may continue to invest in joint ventures where we may have preferred returns ahead of our partners, which helps provide downside protection and consistent cash flows from our investment. While we typically seek to invest in properties that are at or near stabilization, we may also invest in new property developments on a more limited basis. Additionally, we are beginning to diversify beyond senior housing into medical office properties and other healthcare facilities. We anticipate that the type of senior housing and healthcare assets that we focus on will evolve over time based on the opportunities that we see, as well as our goal of building a portfolio with long-term growth and income generation that is diversified by asset type, operator and geographic location.

While we are not directly impacted by the performance of the underlying properties, leased to third party tenants, we believe that the financial and operational performance of our tenants provides an indication about the health of our tenant and their ability to pay our rent. When evaluating our tenant’s performance, management reviews operating statistics of the underlying properties, including monthly revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which we define as total revenue divided by average number of occupied units during a month, is a performance metric within the healthcare sector. This metric assists us to determine the ability to achieve market rental rates and to obtain revenues from providing care-related services.

Occupancy on our wholly-owned portfolio was 90.7% as of December 31, 2012 and RevPOU for the year ended December 31, 2012 was approximately $4,000. Additionally, our managers at ten properties owned through our unconsolidated joint ventures, where we receive preferred returns, reported occupancy of 85.1% as of December 31, 2012 and RevPOU of approximately $6,500 for the year ended December 31, 2012.

Industry Data

Senior Housing. Americans 65 years and older are expected to live longer than the elderly did in the past and need additional housing options to accommodate their special needs. Increase in demand for senior housing options is currently significantly outpacing the increase in the supply of senior housing units. The pace of growth in the supply of certain senior housing asset classes over the last decade has declined dramatically following a boom in senior housing development in the 1990’s although recently new development has picked up. According to data from the National Investment Center for the Senior Housing and Care Industry Map Monitor report, the average occupancy rate for seniors housing properties in the US was 89.1% in the fourth quarter of 2012, an increase of 0.3% from the prior quarter and a 1.0% increase from prior year same quarter. We entered the senior housing sector in 2012 and believe this sector will continue to experience strong growth.

Medical Office

There are long-term demographic trends and operational shifts in the healthcare delivery system in the US that we believe will increase the demand for and enhance the value of Medical Office Buildings in the future. The increased demand for MOBs is supported by a variety of long-term trends and drivers such as an aging population and increasing role of government payors in healthcare. Those over 65 years of age have three times as many office visits per year as people under 45, and the 65+ population is projected to grow by 33% until 2021. The Affordable Care Act of 2011, if fully implemented, is projected to increase the number of insured people in the US by 32 million in 2016 which, in turn, will create more demand for medical services. The government estimates that National Health expenditures will leap from 17.9 percent of gross domestic product (GDP) in 2012 to 19.6 percent in 2021 for a compound annual growth rate of 6%. A 2010 “National Real Estate Investor” article estimated that the millions of additional Americans covered by the new federal healthcare legislation will require an additional 64 million square feet of medical office space. A 2011 Bank of America report projects that growth in the need for medical office buildings is expected to increase by 30 percent over the next ten years as a result of the number of additional Americans with healthcare insurance.

Another driver for increased demand for medical office buildings is the shift in the US to more out-patient based healthcare services. This shift is projected to continue in the future as technological advances in medicine continue while hospitals experience sustained pressure to reduce costs.

Liquidity and Capital Resources

Our principal demands for funds will be for:

•	the acquisition of real estate and real estate-related assets

•	the payment of debt service on our outstanding indebtedness

•	the payment of offering and operating expenses, and

•	the payment of distributions.

Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions with net proceeds from our Offering and financings. However, until such time as we are fully invested, we expect to continue to use proceeds from our Offering to pay a portion of our operating expenses and distributions.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. There will be a delay between the sale of our shares and the purchase of properties or other investments, which could impact the amount of cash available for distributions. Therefore, we have and may continue to pay some or all of our cash distributions from sources other than our operations, such as cash flows generated from financing activities, a component of which may include the proceeds of our Offering and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees or other fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our Offering. As of December 31, 2012, we had received aggregate offering proceeds of approximately $181.6 million (18.2 million shares) including $1.8 (0.2 million shares) received through our distribution reinvestment plan. During the period January 1, 2013 through March 15, 2013, we received additional subscription proceeds of approximately $63.1 million (6.3 million shares) including $1.1 million (0.1 million shares) pursuant to our distribution reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering.

Borrowings

The following table provides details of our indebtedness as of December 31, 2012:

Property and Related Loan	Outstanding Principal Balance (in millions)	Interest Rate at December 31, 2012	Payment Terms	Maturity Date (1)

Primrose I Communities; Primrose Senior Loan (1) (2)	$55.0	4.11% per annum	$267,002 monthly principal and interest payments based on a 30-year amortization	9/1/2022

CHTSun IV; Mezz. Loan (3)	40.0	8.0% per annum (3)	Monthly interest only payments	7/5/2014	(3)

Harbor Chase Community; Harbor Chase Construction Loan (4)	—	Variable, LIBOR plus 3.2% per annum	Monthly interest only payments (4)	9/1/2017

Dogwood Community; Dogwood Construction Loan (5)	—	Variable, LIBOR plus 3.2% per annum	Monthly interest only payments (5)	1/1/2018

Primrose II Communities; Primrose II Bridge Loan (6)	49.7	Variable, LIBOR plus 3.75% per annum (6)	Monthly interest only payments	12/19/2013

Capital Health Communities; Capital Health Loan (7)	48.5	4.25% per annum	$262,743 monthly principal and interest payments based on a 25-year amortization	1/5/2020

Total	$193.2

FOOTNOTES:

(1)

In connection with the closing of five senior housing communities (the “Primrose I Communities”) in February 2012, we entered into a collateralized bridge loan agreement with a lender in the original aggregate principal amount of $71.4 million (the “Primrose Bridge Loan”). In August 2012, we entered into a long-term senior loan (the “Primrose Senior Loan”) in the aggregate principal amount of approximately $55.2 million. The proceeds of the Primrose Senior Loan were used to refinance the remaining $49.9 million principal balance of the Primrose Bridge Loan. As a result of the refinancing, we wrote-off $0.5 million in unamortized loan costs relating to the Primrose Bridge Loan.

(2)

If prepaid prior to March 1, 2022, the Primrose Senior Loan is subject to a prepayment penalty in an amount equal to the greater of (i) 1% of the principal being repaid, or (ii) an amount calculated on the principal being repaid, multiplied by the difference between the Primrose Senior Loan interest rate, and a calculated yield rate tied to the rates on applicable U.S. Treasuries. If prepayment is made between March 1, 2022, and May 31, 2022, the prepayment penalty will be 1% of the outstanding principal balance of the Primrose Senior Loan. No prepayment fee is required if the Primrose Senior Loan is prepaid within between June 1, 2022 and maturity. Partial prepayment of the loan is not permitted.

(3)

We have an option to extend the CHTSun IV mezzanine loan (“Mezz Loan”) for one year, provided certain terms and conditions are satisfied. Interest on the outstanding principal balance of the Mezz Loan accrues from the date of the Mezz Loan through maturity at (i) a rate of 8% per annum from the date of origination through and including the payment date occurring in July, 2013, and (ii) a rate of 12% per annum for the remaining term of the Mezz Loan. At maturity, we are required to pay the outstanding principal balance and all accrued and unpaid interest thereon. We are also required to pay a 2% exit fee of approximately $0.8 million upon repayment of the loan either at maturity or before maturity.

In connection with entering into the loan with Prudential relating to the CHTSun IV joint venture, described in Note 8. “Unconsolidated Entities”, we entered into a separate agreement with Prudential, where as a condition of Prudential consenting to the Mezz Loan, Prudential required us to repay the Mezz Loan within 12 months to the extent we raise sufficient net offering proceeds to satisfy the Mezz Loan. To the extent that we do not repay the Mezz Loan within 12 months, it will be required to restrict the use of all net offering proceeds to pay down the outstanding balance until the Mezz Loan is repaid in full. We intend on repaying the Mezz Loan with proceeds from the sale of our interest in CHTSun IV.

(4)

In connection with the HarborChase Community development project, we entered into a construction loan agreement for the acquisition of the land and the construction of the HarborChase Community in an aggregate amount of approximately $17.3 million (the “HarborChase Construction Loan”). Until September 1, 2015, only monthly payments of interest are due with respect to the HarborChase Construction Loan. Thereafter, the HarborChase Construction Loan is payable in equal monthly principal and interest installments based on a 30-year amortization schedule, with all outstanding principal due and payable at maturity, on September 1, 2017.

(5)

In connection with the Dogwood Community development project, we entered into a construction loan agreement for the acquisition of the land and the construction of the Dogwood Community in an aggregate amount of approximately $15.1 million (the “Dogwood Construction Loan”). Until January 1, 2016, only monthly payments of interest are due with respect to the Dogwood Construction Loan. Thereafter, the Dogwood Construction Loan is payable in equal monthly principal and interest installments based on a 30-year amortization schedule, with all outstanding principal due and payable at maturity, on January 1, 2018.

(6)

At the time of the disbursement of the Primrose II Bridge Loan and periodically during the term, we have the option to elect whether to have the Primrose II Bridge Loan bear interest at the Adjusted Base Rate or the Adjusted LIBOR Rate (unless the default rate is applicable, such interest rate elected and in effect being referred to as, the “Applicable Rate”). The “Adjusted Base Rate” is a fluctuating interest rate per annum equal to 3.75% plus the greater of (i) the lender’s prime rate, (ii) the Federal Funds effective rate in effect from time to time plus  1/2 of 1% per annum, or (iii) the Daily LIBOR Rate. The “Adjusted LIBOR Rate” for any LIBOR Rate interest period is equal to a LIBOR based rate plus 3.75%. The Applicable Rate will revert to the Adjusted Base Rate as of the last day of the applicable LIBOR Rate interest period, unless we again elect the Adjusted LIBOR Rate as the Applicable Rate in the manner set forth in the loan agreement. Provided there exists no event of default under the loan agreement, at any time the Applicable Rate is the Adjusted Base Rate, we shall have the right in accordance with the terms of the Primrose II Loan Agreement, to elect the Adjusted LIBOR Rate as the Applicable Rate. We may prepay the Loan at any time, without prepayment penalty, except for certain LIBOR breakage costs.

Through the date of this filing, we repaid approximately $19 million, net of advances, on the Primrose II Bridge Loan. In addition, pursuant to a loan modification, there was a change in the loan maturity date from December 2013 to June 2013. See Item 8. Financial Statements and Supplementary Data — Note 16. “Subsequent Events” for additional information.

(7)	Subject to payment of a prepayment premium, we may prepay the Capital Health Loan at any time.

The Capital Health Loan is collateralized by first priority mortgages and deeds of trust on all real property of the properties and by an assignment of all leases and agreements relating to the use and occupancy of the properties. The Capital Health Loan contains affirmative, negative and financial covenants customary for this type of loan, including limitations on incurrence of additional indebtedness and restrictions on payments of cash distributions.

As of December 31, 2012, four of our loans require us to meet certain customary financial covenants and ratios including debt service coverage occupancy, minimum tangible net worth and minimum liquidity. We were in compliance with all applicable provisions as of December 31, 2012. Our other long-term borrowings are not subject to any significant financial covenants.

We paid approximately $4.9 million in loan costs in connection with the six aforementioned debt transactions. As of December 31, 2012, we had an aggregate debt leverage ratio of approximately 57.2% (56.2% including our share of unconsolidated assets and debt). Our target leverage ratio is between 40% to 60% debt to total assets; however, during our early growth period, leverage may be higher for a period of time.

Distributions from Unconsolidated Entities

As of December 31, 2012, we had investments in 10 properties through unconsolidated entities. We are entitled to receive quarterly preferred cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the year ended December 31, 2012, we were entitled to operating distributions of approximately $3.1 million from the operation of these entities. These distributions are generally received within 45 days after each quarter end. We received cash distributions from our unconsolidated entities of approximately $1.6 million for the year ended December 31, 2012, all of which were received from CHTSun IV. We did not own this joint venture during 2011. Our distributions in 2013 will be impacted by the proposed sale described below.

In December 2012, in connection with an existing purchase option held by Sunrise Living Investments, Inc. (“Sunrise”) our venture partner on CHTSun IV, we entered into an agreement with Health Care REIT, Inc. (“HCN”), as result of a potential merger by HCN with Sunrise. Under the agreement, HCN and Sunrise will purchase our interest in CHTSun IV for an aggregate purchase price of approximately $65.4 million subject to adjustment based on the closing date and actual cash flow distribution (the “Joint Venture Dispositions”). The Joint Venture Dispositions was conditioned upon the merger of HCN with Sunrise, which was completed in January 2013. We expect the sale of the venture to close in mid-2013. We plan to deploy the sale proceeds in additional permitted investments and pay down the principal balance of our Mezz Loan.

Uses of Liquidity and Capital Resources

Acquisitions

Consolidated Entities

During the year ended December 31, 2012, we acquired the following real estate investment properties:

Property/Description	Location	Date of Acquisition	Allocated Purchase Price

Primrose I Communities
Sweetwater Retirement Community	Billings, MT	2/16/2012	$16,253,124
Primrose Retirement Community of Grand Island	Grand Island, NE	2/16/2012	13,272,744
Primrose Retirement Community of Marion	Marion, OH	2/16/2012	17,691,462
Primrose Retirement Community of Mansfield	Mansfield, OH	2/16/2012	17,993,233
Primrose Retirement Community of Casper	Casper, WY	2/16/2012	18,839,437
Primrose II Communities
Primrose Retirement Community of Lima	Lima, OH	12/19/2012	18,627,000
Primrose Retirement Community of Zanesville	Zanesville, OH	12/19/2012	19,053,000
Primrose Retirement Community of Decatur	Decatur, IL	12/19/2012	18,120,000
Primrose Retirement Community of Council Bluffs	Council Bluffs, IA	12/19/2012	12,914,000
Aberdeen Primrose Cottages	Aberdeen, SD	12/19/2012	4,336,000
Capital Health Communities
Capital Health of Brookridge Heights	Marquette, MI	12/21/2012	13,500,000
Capital Health of Curry House	Cadillac, MI	12/21/2012	13,500,000
Capital Health of Symphony Manor	Baltimore, MD	12/21/2012	24,000,000
Capital Health of Woodholme Gardens	Pikesville, MD	12/21/2012	17,100,000
Capital Health of Fredericktowne	Frederick, MD	12/21/2012	17,000,000

			$242,200,000

The ten Primrose senior housing properties are subject to long-term triple-net leases with a base term of 10 years and two additional five-year renewal options. Annual base rent is equal to the properties’ lease basis multiplied by the lease rate. As of December 31, 2012, the weighted average lease rate on the Company’s properties operated under triple-net leases was 7.6%. Annual capital reserve income is paid to us based on $300 per unit each year. Under the terms of the lease agreements, the tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof repair expenses. The tenant is expected to pay directly to taxing authorities for real estate taxes. However, if the tenant does not pay, we will be liable.

The Capital Health senior housing properties are operated under management agreements with third-party management operators, which includes a term of five years with an additional five years renewal option, a fee equal to 5% of the monthly gross revenues and reimbursement of operating expenses incurred by the operators that are consistent with the annual business plan.

In connection with the closing of the acquisition of the Capital Health senior housing properties, the Capital Health sellers entered into a yield guaranty and escrow agreement, whereby the Capital Health sellers agreed to an aggregate holdback of $7 million of the purchase price. The escrow agreement provides for various potential releases of the funds based on the net operating income of the Capital Health Communities during the calendar years ending December 31, 2013, 2014 and 2015.

Development Properties

In August 2012, we closed on the acquisition of the fee simple interest in a 5.03-acre tract of land in Lady Lake, Florida (the “HarborChase Property”) for the construction and development of a senior living facility (the “HarborChase Community”). The HarborChase Community will consist of a two-story building, of approximately 91,000 square feet, and plans to feature 96 residential units consisting of 66 assisted living units and 30 memory-care units. The purchase price of the HarborChase Property was approximately $2.2 million.

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

For the year ended December 31, 2012, we funded approximately $7.5 million in development costs related to our development projects. Pursuant to our development agreements, we had commitments to fund approximately $36.6 million in additional development and other costs as of December 31, 2012. We expect to fund the remaining development costs primarily from construction loans.

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

In connection with these acquisitions, we capitalized approximately $3.3 million of acquisition fees and expenses as a component of our investment in the unconsolidated entities as of December 31, 2012 that will be amortized over the average useful life of the underlying asset.

Debt Repayments

During the year ended December 31, 2012, we repaid $71.4 million of outstanding principal under our Primrose Bridge Loan, including $49.9 million that was repaid as a result of the refinancing as described under Sources of Liquidity and Capital Resources – Borrowings. Other than the debt payment repaid as a result of the Primrose Bridge Loan refinancing, debt payments of approximately $0.2 million were funded using net proceeds from our Offering during the year ended December 31, 2012.

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

During the years ended December 31, 2012 and 2011, we paid approximately $22.9 million and $1.8 million, respectively, in stock issuance and offering costs.

Distributions

Once we qualify as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. We expect to generate little, if any, cash flow or funds from operations available for distribution until we make substantial investments. Until we have sufficient cash flow or funds from operations, we have made and may continue to make stock distributions or to fund all or a portion of cash distributions from sources other than cash flow from operations or funds from operations, such as from cash flows generated by financing activities.

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

We commenced operations on October 5, 2011 and declarations of distributions pursuant to this policy began on the first day of November 2011 and they shall continue on the first day of each month thereafter until such policy is modified by the Board of Directors. See Item 5. “Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions” for information on our distributions for the years ended December 31, 2012 and 2011.

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

During the year ended December 31, 2012, we received and redeemed a request from one stockholder for the redemption of 1,049 shares of common stock at a redemption price of $9.99 per share. For the year ended December 31, 2011, we did not receive any requests eligible for redemption under our redemption plan.

Subsequent Events

In January 2013, we acquired a 90% membership interest in a medical office building 34 miles east of downtown Los Angeles in Claremont, California through a joint venture formed by us and our co-venture partner for approximately $7.7 million. The remaining 10% interest is held by the co-venture partner, an unaffiliated party. The total acquisition price for the medical office building was approximately $19.8 million. The medical office facility consists of a single two-story building having a total net rentable area of 48,984 square feet and a total of 300 parking spaces.

This joint venture obtained a five-year credit facility for a maximum aggregate principal amount of $35 million, of which $12.5 million was funded in connection with the acquisition of the medical office building and an additional $0.4 million will be funded upon completion of certain tenant improvements. The non-recourse loan which is collateralized by the property and future properties that may be funded under the facility, has a maturity date of January 15, 2018 and bears interest at a rate equal to the sum of LIBOR plus 2.6% per annum, payable monthly. The loan requires interest-only payments on the outstanding principal amount through July 16, 2014 and monthly payments on both outstanding amounts thereafter of principal and interest based upon a 360 month amortization schedule. In addition, the joint venture further entered into a three-year forward starting swap with respect to $12.4 million of the related credit facility balance which will bear interest at a fixed rate of 3.935% in years three through five.

Under the terms of the venture agreement, operating cash flows will be distributed to us and our co-venture partner on a pro rata basis. Upon the occurrence of a capital transaction, such as a sale of substantially all of the assets of the joint venture, distributions would be allocated: (i) in accordance with each member’s percentage interest and then until each member has received a 10% internal rate of return, compounded annually, on its respective investment in the joint venture; (ii) second, 80% to us and 20% to our co-venture partner until we have received a 12% internal rate of return, compounded annually, on our investment in the joint venture; and (iii) thereafter, 70% to us and 30% to our co-venture partner.

Through the date of this filing, we repaid approximately $19 million, net of advances, on the Primrose II Bridge Loan. In addition, pursuant to a loan modification, there was a change in the loan maturity date from December 2013 to June 2013.

On March 20, 2013, our Board of Directors approved an amendment to the asset management agreement with the Advisor that will provide for payments of asset management fees to be calculated based on a percentage of average daily real estate asset values as defined in the agreement rather than amounts as of the end of the preceding month. Our Board of Directors also approved an Expense Support and Restricted Stock Agreement which provides us the ability to make payments for services rendered by the Advisor in shares of forfeitable restricted stock to the event that established dividend coverage targets have not been achieved. The stock will be subject to forfeiture and will only become vested after targeted shareholder returns have been achieved.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2012 and 2011 of $(6.4) million and $(1.1) million, respectively. The negative cash flows from operating activities in 2012 and 2011 were primarily the result of acquisition fees and expenses of approximately $6.6 million and $0.9 million, respectively, incurred for acquisitions related to business combinations, which were treated as an operating item in accordance with GAAP. The acquisition fees and expenses were paid using Offering proceeds.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

From the time of our formation on June 8, 2010 (Date of Inception) through October 4, 2011, we had not commenced operations because we were in our developmental stage and had not received the minimum required offering amount of $2.0 million in shares of common stock. Operations commenced on October 5, 2011, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow. We acquired our first investment in February 2012.

The following is a discussion of our results of operations for the year ended December 31, 2012 compared to December 31, 2011:

Rental Income from Operating Leases. Rental income from operating leases was approximately $6.9 million for the year ended December 31, 2012, as a result of the five senior housing properties acquired in February 2012 and the five senior housing properties acquired in December 2012. We did not earn any rental income in 2011. We expect increases in rental income in the future as we purchase additional real estate properties and the properties owned as of December 31, 2012 become operational for a full period.

Resident Fees and Services. Resident fees and services were approximately $0.5 million for the year ended December 31, 2012 as a result of the five managed senior housing properties acquired in December 2012. We did not own any properties in 2011. We expect increases in resident fees and services in the future as we purchase additional managed properties and the properties owned as of December 31, 2012 become operational for a full period.

Property Operating Expenses. Property operating expenses were approximately $0.4 million for the year ended December 31, 2012 as a result of the five managed senior housing properties acquired in December 2012. We did not incur property operating expenses in 2011. We further expect increases in the future as we purchase additional managed real estate properties and the properties owned as of December 31, 2012 are operational for a full period.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $10.6 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively, of which approximately $0.7 million were capitalized as construction in process relating to our real estate under development during 2012 and approximately $3.3 million were capitalized as investment in unconsolidated entities as of during 2012. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate properties.

General and Administrative. General and administrative expenses were approximately $2.6 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively, and were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of director fees. The increase in general and administrative expense was primarily attributed to increased costs as a result of the growth of our portfolio. Specifically, we incurred increased personnel expenses reimbursable to the Advisor due to increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting. We expect increases in general and administrative expenses in the future as we purchase additional real estate properties and the properties owned as of December 31, 2012 become operational for a full period.

Asset Management Fees. Asset management fees incurred were approximately $1.4 million for the year ended December 31, 2012. We did not have any invested assets during 2011. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments. We expect increases in asset management fees in the future as we purchase additional real estate properties and the properties owned as of December 31, 2012 are operational for a full period.

Property Management Fees. We incurred approximately $0.4 million for the year ended December 31, 2012, primarily as a result of services in managing the property operations of our fifteen senior housing properties and our properties owned through unconsolidated joint ventures. Additionally during the year ended December 31, 2012, we incurred approximately $0.1 million in construction management fees related to oversight of our development property, all of which were capitalized as construction in process. We expect increases in property management fees in the future as we purchase additional real estate properties and the properties owned as of December 31, 2012 are operational for a full period.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $2.1 million for the year ended December 31, 2012, and were comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our fifteen wholly-owned senior housing properties. There were no real estate assets held as of December 31, 2011. We expect increases in depreciation and amortization in the future as we purchase additional real estate properties and the properties owned as of December 31, 2012 are operational for a full period.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $6.0 million for the year ended December 31, 2012, of which approximately $0.1 million were capitalized as development costs relating to our property under development relating to debt outstanding on our properties. Included in interest and loan cost amortization for the year ended December 31, 2012 was approximately $0.5 million in loan costs that were written off in connection with the refinancing of the Primrose Bridge Loan. There were no outstanding loans as of December 31, 2011. We expect increases in interest expense and loan cost amortization as we incur additional indebtedness and borrowings are outstanding for a full period.

Equity in Earnings of Unconsolidated Entities. Our unconsolidated entities generated earnings of approximately $1.1 million and for the year ended December 31, 2012 relating to our investment in CHTSUN IV and Windsor Manor joint venture. Equity in earnings or losses are allocated using the hypothetical liquidation method book value (“HLBV”), which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of our distribution preferences. We expect increases in equity in earnings as investments are outstanding for a full period and we make additional investments in unconsolidated entities. We expect equity in earnings to be directly affected by the expected sale of the CHTSUN IV investment in mid 2013, as described above in Sources of Liquidity and Capital Resources – Distributions from Unconsolidated Entities.

Benefit from Income Taxes. During the year ended December 31, 2012, we recognized state and federal income tax benefits related to our properties held in taxable REIT subsidiaries resulting in a net tax benefit of $0.02 million. We did not record any income tax benefit or expense for the year ended December 31, 2011.

Operating Expense Limitation

Operating expenses in general, are expenses relating to our administration on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”) in any four consecutive fiscal quarters (the “Expense Year”) commencing with the Expense Year ending June 30, 2013, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, National Association Real Estate Investment Trust (“NAREIT”), promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards approved by the Board of Governors of NAREIT. NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, real estate asset impairment write-downs, plus depreciation and amortization of real estate related assets, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

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

Changes in the accounting and reporting promulgations under GAAP for acquisition fees and expenses for business combinations from a capitalization/depreciation model to an expensed-as-incurred model that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP and accounted for as operating expenses. Our management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after its acquisition activity ceases. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

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

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from our subscription proceeds and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2012 and 2011:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Net Loss	$(10,720,758)	$(1,759,580)
Adjustments:
Depreciation and amortization	2,100,570	—
FFO Adjustments from unconsolidated entities	2,378,460	—

Total funds from operations	(6,241,728)	(1,759,580)
Acquisition fees and expenses (1)	6,584,774	892,313
Straight-line adjustments for leases (2)	(843,370)	—
Loss on extinguishment of debt	460,339	—
MFFO adjustments from unconsolidated entity:(3)
Acquisition fees and expenses	836,872	—

Modified funds from operations	$796,887	$(867,267)

Weighted average number of shares of common stock outstanding (basic and diluted) (4)	8,836,901	1,087,468

Net loss per share (basic and diluted)	$(1.21)	$(1.62)

FFO per share (basic and diluted)	$(0.71)	$(1.62)

MFFO per share (basic and diluted)	$0.09	$(0.80)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses for business combinations include payments to our Advisor or third parties. Acquisition expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income or (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
(4)	For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of December 31, 2012:

	Payments Due by Period
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgage note payable (principal and interest)	$56,174,622	$12,713,886	$12,714,886	$105,416,331	$187,019,725
Mezzanine loan (principal and interest) (1)	41,884,444	—	—	—	41,884,444
Development contracts on development properties (2)	36,355,000	171,000	—	—	36,526,000

	$134,414,066	$12,884,886	$12,714,886	$105,416,331	$265,430,169

FOOTNOTES:

(1)	In connection with entering into the loan with Prudential relating to our CHTSUN IV joint venture, described in Note 8. “Unconsolidated Entities”, we entered into a separate agreement with Prudential, where as a condition of Prudential consenting to the Mezz Loan, Prudential required us to repay the Mezz Loan within 12 months to the extent we raise sufficient net offering proceeds to satisfy the Mezz Loan. To the extent that we do not repay the Mezz Loan within twelve months, we will be required to restrict the use of all net offering proceeds to pay down the outstanding balance until the Mezz Loan is repaid in full. It is our intention to use proceeds from the sale of the CHTSUN IV joint venture to repay the Mezz Loan.
(2)	The amounts presented above represent accrued development costs as of December 31, 2012 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs.

Off-Balance Sheet Obligations

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

In December 2012, in connection with an existing purchase option held by our co-venture partner, we entered into an agreement with HCN to sell our interests in CHTSUN IV joint venture to HCN for an aggregate sales price of $65.4 million subject to adjustment based on the closing date and actual cash flow distribution. The CHTSUN IV joint venture disposition was conditioned upon the merger of HCN with our co-venture partner, which occurred in January 2013. We will reinvest the proceeds from this sale into other investments.

In August 2012, we acquired a 75% membership interest in three senior housing properties through a joint venture, Windsor Manor. Windsor Manor obtained a $12.4 million bridge loan a portion of which was used to refinance the existing indebtedness encumbering the properties in the portfolio. The non-recourse loan which is collateralized by the properties has a maturity date of August 31, 2013 or the date upon which permanent financing is obtained, however, Windsor Manor has the option to extend the maturity date until November 30, 2013. The bridge loan requires monthly interest-only payments until maturity. The bridge loan will bear interest at a rate per annum equal to (a) 3.75% plus the greater of (i) the lenders prime rate, (ii) the Federal Funds Effective Rate (as defined in the agreement) in effect from time to time plus 1/2 of 1% per annum, or (b) the Daily LIBOR Rate (as defined in the agreement). At the time of the disbursement and periodically during the term, Windsor Manor has the option to elect to have the bridge loan bear interest at a rate equal to a LIBOR based rate (as defined in the agreement) plus 3.75%. We and our co-venture partner have provided guarantees in proportion to our ownership percentages.

Related-Party Transactions

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Note 10, “Related Party Arrangements” in the accompanying condensed consolidated financial statements and See Item 13. “Certain Relationships and Related Transactions and Director Independence” for a discussion of the various related-party transactions, agreements, and fees.

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

Basis of Presentation and Consolidation. Our consolidated financial statements will include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have a controlling financial interest. All material intercompany accounts and transactions will be eliminated in consolidation.

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

Investment in Unconsolidated Entities. The equity method of accounting is applied with respect to investments in entities for which we have determined that consolidation is not appropriate and we have significant influence but do not control these entities. We record equity in earnings of the entities under the HLBV method of accounting. Under this method, we recognize income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Under this method, in any given period, we could be recording more or less income than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation. The Company’s investment in unconsolidated entities is accounted for as an asset acquisition in which acquisition fees and expenses are capitalized as part of the basis in the investment in unconsolidated entities. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

Acquisition Fees and Expenses—Acquisition fees, including investment services fees and expenses associated with transactions deemed to be business combinations are expensed as incurred including investments on transactions that are not consummated. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized.

Impairment of Real Estate Assets. Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. Generally, a property value is considered impaired if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged) of the property over its estimated holding period is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property is adjusted to an amount to reflect the estimated fair value of the property.

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

Leases. Our leases are accounted for as operating leases. Lease accounting principles require management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant in order to determine the proper lease classification. Changes in our estimates or assumptions regarding collectability of lease payments, the residual value or economic lives of the leased property could result in a change in lease classification and our accounting for leases.

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

Income Taxes. We intend to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with our taxable year ending December 31, 2012. To qualify as a REIT, we will be subject to certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal taxes on our TRS entities and will be subject to taxes in other jurisdictions such as state, local or foreign jurisdictions.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require adjustments to our deferred tax assets.

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

The following is a schedule as of December 31, 2012, of our fixed and variable rate debt maturities for each of the next five years, and thereafter (principal maturities only) in thousands:

	Expected Maturities
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

Fixed rate debt	$41,950,029	$2,128,316	$2,219,715	$2,308,929	$2,415,200	$92,442,402	$143,464,591	$143,500,000	(1)

Weighted average interest rate on fixed debt	3.58%	4.19%	4.19%	4.19%	4.18%	4.17%	3.89%

Variable rate debt	$49,687,000	$—	$—	$—	$—	$—	$49,687,000	$49,700,000

Average interest rate on variable rate debt	Libor + 3.75%	—	—	—	—	—	—

FOOTNOTE:

(1)	The estimated fair value of our fixed rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a one-percentage point increase in LIBOR in 2013 compared to LIBOR rates as of December 31, 2012 will result in additional interest expense on our variable rate debt of approximately $0.1 million. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

CNL Healthcare Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc. and CNL Properties Trust, Inc., and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 27, 2013

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

Real estate assets:
Operating real estate assets, net	$230,410,959	$—
Real estate under development, including land (including VIEs $8,399,079 and $0, respectively)	8,461,571	—

Total real estate assets, net	238,872,530	—

Investment in unconsolidated entities	64,560,061	—
Cash (including VIEs $8,734 and $0, respectively)	18,261,750	10,001,872
Intangibles, net	7,024,470	—
Prepaid and other assets (including VIEs $230,536 and $0, respectively)	3,984,849	161,390
Loan costs, net (including VIEs $548,157 and $0, respectively)	3,338,286	—
Deferred rent	843,370	—
Restricted cash (including VIEs $236,000 and $0, respectively)	609,908	—
Deposits	282,079	400,000

Total assets	$337,777,303	$10,563,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage and other notes payable (including VIEs $2,000 and $0, respectively)	$193,151,591	$—
Accounts payable and accrued expenses (including VIEs $318,047 and $0, respectively)	2,685,000	668,120
Due to related parties (including VIEs $71,482 and $0, respectively)	1,289,880	192,755

Total liabilities	197,126,471	860,875

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 18,447,553 and 1,357,572 shares issued and 18,446,504 and 1,357,572 shares outstanding as of December 31, 2012 and December 31, 2011, respectively	184,467	13,576
Capital in excess of par value	156,199,995	11,504,283
Accumulated loss	(12,480,338)	(1,759,580)
Accumulated distributions	(3,253,292)	(55,892)

Total stockholders’ equity	140,650,832	9,702,387

Total liabilities and stockholders’ equity	$337,777,303	$10,563,262

The abbreviation VIEs above means variable interest entities.

See accompanying notes to consolidated financial statements.

CNL HEATHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Revenues:
Rental income from operating leases	$6,924,978	$—
Resident fees and services	460,017	—

Total revenues	7,384,995	—

Expenses:
Acquisition fees and expenses	6,584,774	892,313
General and administrative	2,563,230	869,091
Asset management fees	1,369,298	—
Property operating expenses	406,186	—
Property management fees	404,458	—
Depreciation and amortization	2,100,570	—

Total expenses	13,428,516	1,761,404

Operating loss	(6,043,521)	(1,761,404)

Other income (expense):
Interest and other income	13,382	1,824
Interest expense and loan cost amortization	(5,850,539)	—
Equity in earnings of unconsolidated entities	1,142,668	—

Total other income (expense)	(4,694,489)	1,824

Loss before income taxes	(10,738,010)	(1,759,580)
Income tax benefit	17,252	—

Net loss	$(10,720,758)	$(1,759,580)

Net loss per share of common stock (basic and diluted)	$(1.21)	$(1.62)

Weighted average number of shares of common stock outstanding (basic and diluted)	8,836,901	1,087,468

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in			Total
	Number	Par	Excess of	Accumulated	Accumulated	Stockholders’
	of Shares	Value	Par Value	Loss	Distributions	Equity
Balance at December 31, 2010	22,222	$222	$199,778	$—	$—	$200,000
Subscriptions received for common stock through public offering and reinvestment plan	1,331,170	13,312	13,276,934	—	—	13,290,246
Stock distributions	4,180	42	(42)	—	—	—
Stock issuance and offering costs	—	—	(1,972,387)	—	—	(1,972,387)
Net loss	—	—	—	(1,759,580)	—	(1,759,580)
Cash distributions, declared and paid or reinvested ($0.06666 per share)	—	—	—	—	(55,892)	(55,892)

Balance at December 31, 2011	1,357,572	13,576	11,504,283	(1,759,580)	(55,892)	9,702,387
Subscriptions received for common stock through public offering and reinvestment plan	16,850,196	168,503	168,097,804	—	—	168,266,307
Stock distributions	239,785	2,398	(2,398)	—	—	—
Redemption of common stock	(1,049)	(10)	(10,464)	—	—	(10,474)
Stock issuance and offering costs	—	—	(23,389,230)	—	—	(23,389,230)
Net loss	—	—	—	(10,720,758)	—	(10,720,758)
Cash distributions, declared and paid or reinvested ($0.39996 per share)	—	—	—	—	(3,197,400)	(3,197,400)

Balance at December 31, 2012	18,446,504	$184,467	$156,199,995	$(12,480,338)	$(3,253,292)	$140,650,832

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2012	2011
Operating activities:
Net loss	$(10,720,758)	$(1,759,580)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and Amortization	2,100,570	—
Amortization of loan costs	1,160,536	—
Amortization of lease costs	1,398	—
Straight-line rent adjustments	(843,370)	—
Deferred income tax benefit	(31,385)	—
Loss on extinguishment of debt	460,339	—
Income from unconsolidated entities, net of distributions	464,671	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,112,701)	(51,408)
Accounts payable and accrued expenses	1,569,555	658,138
Due to related parties	582,152	68,420

Net cash used in operating activities	(6,368,993)	(1,084,430)

Investing activities:
Acquisition of property	(241,800,000)	—
Development of property	(8,051,329)	—
Investment in unconsolidated entities	(65,024,732)	—
Changes in restricted cash	(609,908)	—
Deposit on real estate	(144,578)	(400,000)
Payment of leasing costs	(16,770)	—

Net cash flows used in investing activities	(315,647,317)	(400,000)

Financing activities:
Subscriptions received for common stock through public offering	166,527,410	13,262,579
Payment of stock issuance costs	(22,917,356)	(1,848,805)
Distributions to stockholders, net of distribution reinvestments	(1,458,503)	(28,225)
Redemption of common stock	(10,474)	—
Proceeds from mortgage notes payable	264,780,000	—
Principal payments on mortgage notes payable	(71,628,409)	—
Lender deposits	(137,501)	(100,000)
Payment of loan costs	(4,878,979)	—

Net cash flows provided by financing activities	330,276,188	11,285,549

Net increase in cash	8,259,878	9,801,119
Cash at beginning of period	10,001,872	200,753

Cash at end of period	$18,261,750	$10,001,872

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $51,070	$3,377,062	$—

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$595,456	$123,582

Loan costs	$136,351	$—

Accrued development costs	$310,974	$—

Construction management fee	$43,099	$—

Stock distributions (at par)	$2,398	$42

Loan cost amortization on development	$56,170	$—

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

1.	Organization

CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., (“the Company”) is a Maryland corporation incorporated on June 8, 2010 that elected be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the year ended December 31, 2012. In order to better reflect the concentrated investment focus, as described below, the Company amended its amended and restated articles of incorporation on February 9, 2012 to change its name to CNL Healthcare Trust, Inc. The Company amended and restated its articles of incorporation on December 26, 2012 to change its name to CNL Healthcare Properties, Inc.

In February 2012, the Company announced it would place its investment focus on acquiring properties primarily in the United States within the senior housing and healthcare sectors, although the Company may also acquire properties in the lifestyle and lodging sectors. Senior housing asset classes the Company may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, memory care facilities and skilled nursing facilities. Healthcare asset classes the Company may acquire include medical office buildings, as well as other types of healthcare and wellness-related properties such as physicians’ offices, specialty medical and diagnostic service providers, specialty hospitals, walk-in clinics and outpatient surgery centers, hospitals and inpatient rehabilitative facilities, long-term acute care hospitals, pharmaceutical and medical supply manufacturing facilities, laboratories and research facilities and medical marts. Lifestyle asset classes the Company may acquire are those properties that reflect or are affected by the social, consumption and entertainment values of society and generally include ski and mountain resorts, golf courses, attractions (such as amusement parks, waterparks and family entertainment centers), marinas, and other leisure or entertainment-related properties. Lodging asset classes the Company may acquire include resort, boutique and upscale properties or any full service, limited service, extended stay and/or other lodging-related properties. The Company expects to primarily lease its properties to wholly-owned taxable REIT subsidiaries (“TRS”) and engage independent third-party managers under management agreements to operate the properties as permitted under applicable tax regulations. However, it may also lease its properties to third-party tenants under a triple-net lease. The Company also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing.

On June 27, 2011, the Company commenced its initial public offering of up to $3.0 billion of shares of common stock (the “Offering”), including shares being offered from its distribution reinvestment plan (the “Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The shares are being offered at $10.00 per share, or $9.50 per share pursuant to the Reinvestment Plan, unless changed by the board of directors. The Offering will terminate no later than June 27, 2013 unless the Company determines to file a follow-on offering by such date. In certain cases, the current Offering could be extended by 180 days.

As of October 5, 2011, the Company received and accepted aggregate subscriptions in excess of the minimum offering amounts of $2.0 million in shares of common stock and the Company commenced operations. Prior to October 5, 2011, the Company was in its development stage and had not commenced operations. As a result, there are no comparative financial statements for the period of June 8, 2010 (Date of Inception) through December 31, 2010.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying consolidated financial statements include the Company’s accounts, the accounts of wholly owned subsidiaries or subsidiaries for which the Company has a controlling interest, the accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and the accounts of other subsidiaries over which the Company has a controlling financial interest. All material intercompany accounts and transactions have been eliminated in consolidation.

In accordance with the guidance for the consolidation of VIEs, the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a variable interest entity (“VIE”). The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the allocation of purchase price, and the analysis of real estate impairments. Accordingly, actual results could differ from those estimates.

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

The Company may also enter into yield guarantees in connection with an acquisition, whereby the seller agrees to hold a portion of the purchase price in escrow that may be repaid to the Company in the event certain thresholds are not met. In calculating the estimated fair value of the yield guarantee, the Company considers information obtained about each property during the due diligence and budget process as well as discount rates to determine the fair value. The Company periodically evaluates the fair value of the yield guarantee and records any adjustments to the fair value as a component of other income (expense) in the consolidated statement of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies (continued)

Investment in Unconsolidated Entities — The Company accounts for its investment in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not maintain a controlling financial interest over these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entities. Based on the respective venture structures and preferences the Company receives on distributions and liquidation, the Company records its equity in earnings of the entities under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognizes income or loss in each period as if the net book value of the assets in the ventures were hypothetically liquidated at the end of each reporting period following the provisions of the joint venture agreements. In any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation. The Company’s investment in unconsolidated entities is accounted for as an asset acquisition in which acquisition fees and expenses are capitalized as part of the basis in the investment in unconsolidated entities. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

Real Estate Under Development — The Company records the acquisition of properties that are under development at cost, including acquisition fees and closing costs incurred. The cost of the real estate under development includes direct and indirect costs of development, including interest and miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. In addition, during active development, all operating expenses related to the project, including property expenses such as real estate taxes and insurance, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e. construction) costs.

Capitalized Interest — Interest attributable to funds used to finance real estate under development is capitalized as additional costs of development. The Company capitalizes interest at the weighted average interest rate of the Company’s outstanding indebtedness and based on its weighted average expenditures for the period. Capitalization of interest on a specific project ceases when the project is substantially complete and ready for occupancy. During the year ended December 31, 2012, the Company incurred interest cost and loan cost amortization of approximately $6.0 million, of which approximately $0.1 million was capitalized according to this policy.

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

Amortization of intangible assets is computed using the straight-line method of accounting over the shorter of respective lease term or estimated useful life. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs related to the lease would be written off.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

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

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less during the year.

As of December 31, 2012, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash — Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties or represent certain tenant security deposits.

Fair Value Measurements — Fair value assumptions are based on the framework established in the fair value accounting guidance under GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels of fair value inputs:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•

Level 2 — Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability either directly or indirectly; such as, quoted prices for similar assets or liabilities or other inputs that can be corroborated by observable market data.

•	Level 3 — Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies (continued)

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

Revenue Recognition — Rental revenue from leases classified as operating leases is recorded on the straight-line basis over the terms of the leases. The Company’s leases require the tenants to pay certain additional contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties. These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income from operating leases in the accompanying consolidated statement of operations.

Resident fees and services consist of monthly services, which include rent, assistance and other related services. Agreements with residents are generally for an initial term of 3 months and are cancelable by the residents with 30 days notice.

Mortgages and Other Notes Payable — Mortgages and other notes payable are recorded at the stated principal amount and are generally collateralized by the Company’s properties.

Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest method.

Acquisition Fees and Expenses — Acquisition fees, including investment services fees and expenses associated with transactions deemed to be business combinations are expensed as incurred including investment transactions that are no longer under consideration. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized. The Company incurred approximately $10.6 million in acquisitions fees and expenses during the year ended December 31, 2012, of which approximately $0.7 million was capitalized as real estate under development, including land and $3.3 million which were capitalized as investment in unconsolidated entities.

Redemptions — Under the Company’s stock redemption plan, a stockholder’s shares are deemed to have been redeemed as of the date that the Company accepts the stockholder’s request for redemption. From and after such date, the stockholder by virtue of such redemption is no longer entitled to any rights as a stockholder in the Company. Shares redeemed are retired and not available for reissue.

Net Loss per Share — Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding for the full periods presented. Therefore, the weighted average number of shares outstanding for the years ended December 31, 2012 and 2011 has been revised to include stock distributions declared through the December 31, 2012 as if they were outstanding as of the beginning of each period presented.

Income Taxes — The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2012. In order to be taxed as a REIT, the Company will be subject to certain organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on income that the Company distributes as dividends. If the Company fails to quality as a REIT

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies (continued)

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

The Company has and will continue to form one or more subsidiaries which may elect to be taxed as a TRS for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to tax on its taxable income from its operations. The Company will account for federal and state income taxes with respect to a TRS using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit forwards.

Prior to the Company’s REIT election, it was subject to corporate federal and state income taxes. Prior to and including the year ended December 31, 2011, the Company did not have earnings.

The Company analyzed its tax positions and determined that it has not taken any uncertain tax positions.

Segment Information — Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has determined that it operates in one business segment, real estate ownership. Accordingly, the Company does not report more than one segment.

Comprehensive Income — An entity that has no items of other comprehensive income is not required to report comprehensive income. The Company does not have any items of other comprehensive income, therefore, there is no Statement of Comprehensive Income presented within these financial statements.

Adopted Accounting Pronouncements — In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” Effective January 1, 2012, we adopted this ASU. The amendments in the update include clarifications of the intent of the FASB about the application of existing fair value measurements and disclosure requirements and changes to particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.

Expanded disclosure requirements include disclosures of all transfers between Levels 1 and 2 of the fair value hierarchy, disclosure of the hierarchy classification for items for which fair value is not recorded on the balance sheet but is disclosed in the notes, and various quantitative and qualitative disclosures pertaining to Level 3 measurements. Since this ASU only impacts disclosure requirements, the adoption of this update did not have a material impact on our financial position, results of operations or cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements — In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification.” This update clarified the guidance in subtopic 360-20 as it applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Company has determined that the impact of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Acquisitions

Consolidated Entities — During the year ended December 31, 2012, the Company acquired the following fifteen senior housing properties:

Property/Description	Location	Date of Acquisition	Allocated Purchase Price
Primrose I Communities
Sweetwater Retirement Community	Billings, MT	2/16/2012	$16,253,124
Primrose Retirement Community of Grand Island	Grand Island, NE	2/16/2012	13,272,744
Primrose Retirement Community of Marion	Marion, OH	2/16/2012	17,691,462
Primrose Retirement Community of Mansfield	Mansfield, OH	2/16/2012	17,993,233
Primrose Retirement Community of Casper	Casper, WY	2/16/2012	18,839,437

Primrose II Communities
Primrose Retirement Community of Lima	Lima, OH	12/19/2012	18,627,000
Primrose Retirement Community of Zanesville	Zanesville, OH	12/19/2012	19,053,000
Primrose Retirement Community of Decatur	Decatur, IL	12/19/2012	18,120,000
Primrose Retirement Community of Council Bluffs	Council Bluffs, IA	12/19/2012	12,914,000
Aberdeen Primrose Cottages	Aberdeen, SD	12/19/2012	4,336,000

Capital Health Communities
Capital Health of Brookridge Heights	Marquette, MI	12/21/2012	13,500,000
Capital Health of Curry House	Cadillac, MI	12/21/2012	13,500,000
Capital Health of Symphony Manor	Baltimore, MD	12/21/2012	24,000,000
Capital Health of Woodholme Gardens	Pikesville, MD	12/21/2012	17,100,000
Capital Health of Fredericktowne	Frederick, MD	12/21/2012	17,000,000

			$242,200,000

The Primrose I Communities and Primrose II Communities are subject to long-term triple-net leases with a base term of 10 years and two additional five-year renewal options. The Primrose I Communities and Primrose II Communities are cross-defaulted among themselves. The Capital Health Communities are operated under management agreements with third-party management operators for a term of five years and a five year renewal option.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

3.	Acquisitions (continued)

The following summarizes the allocation of the purchase price for the above properties, and the estimated fair values of the assets acquired:

Total Purchase Price Allocation

Land and land improvements	$16,162,081
Buildings	211,321,273
Equipment	4,887,313
In-place lease intangibles(1)	7,165,333
Present value of yield guarantees(2)	2,664,000

$242,200,000

FOOTNOTES:

(1)	The weighted-average amortization period for in-place lease intangibles as of the date of the acquisition was 7.4 years.
(2)	Amount included in other assets on the accompanying consolidated balance sheet as of December 31, 2012.

The revenues and net loss attributable to the properties included in the Company’s consolidated operations were approximately $7.4 million and $(5.6) million for the year ended December 31, 2012, respectively.

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties were acquired as of January 1, 2011 and owned during the year ended December 31, 2012 and 2011:

	Unaudited
	Year Ended December 31,
	2012	2011
Revenues	$30,982,299	$25,802,075

Net loss(1)	$(7,773,137)	$(15,030,441)

Loss per share of common stock (basic and diluted)	$(0.67)	$(1.41)

Weighted average number of shares of common stock outstanding (basic and diluted)(2)	11,600,663	10,680,884

FOOTNOTE:

(1)	The pro forma results for the year ended December 31, 2012, were adjusted to exclude approximately $6.3 million of acquisition related expenses incurred in 2012. The pro forma results for the year ended December 31, 2011 were adjusted to include these charges as if the properties had been acquired on January 1, 2011.
(2)	As a result of the properties being treated as operational since January 1, 2011, the Company assumed approximately 9.6 million shares were issued as of January 1, 2011 to fund the acquisition of the properties. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2011 instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the periods presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

3.	Acquisitions (continued)

Development Properties — In August 2012, the Company closed on the acquisition of the fee simple interest in a 5.03-acre tract of land in Lady Lake, Florida (the “HarborChase Property”) for the construction and development of a senior living facility (the “HarborChase Community”). The HarborChase Community will consist of a two-story building of approximately 91,000 square feet (unaudited) and feature 96 residential units (unaudited) consisting of 66 assisted living units (unaudited), and 30 memory-care units (unaudited). The purchase price of the HarborChase Property was approximately $2.2 million.

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

In December 2012, the Company closed on the acquisition of the fee simple interest in a 2.7-acre tract of land in Acworth, Georgia (the “Acworth Property”) for the construction and development of a senior living facility (the “Dogwood Community”). The Dogwood Community will consist of a three-story building of approximately 85,000 square feet (unaudited) and feature 92 residential units (unaudited) consisting of 46 assisted living units (unaudited), and 46 memory-care units (unaudited). The purchase price of the Acworth Property was approximately $1.8 million.

In connection with the acquisition the Company entered into a development agreement with a third party with a maximum development budget of approximately $21.8 million, including the purchase price of the land, financing costs, start-up and initial operating deficits. The targeted construction completion date and initial occupancy is scheduled for the fourth quarter of 2013.

Under a promoted interest agreement with the developer, at any time after the average occupancy of the Dogwood Forest of Acworth Community is greater than 88% over the preceding six months, but prior to the expiration of six years from occupancy of the first resident of Dogwood Forest of Acworth Community, the developer may elect to receive a payment based on various percentages of the assumed profit from a deemed sale of the Dogwood Forest of Acworth Community, subject to our achievement of a certain internal rate of return on the company’s investment in the Dogwood Forest of Acworth Community.

4.	Real Estate Investment Properties, net

As of December 31, 2012, real estate investment properties consisted of the following:

Land and land improvements	$16,162,081
Buildings	211,321,273
Equipment	4,887,313
Less: accumulated depreciation and amortization	(1,959,708)

Operating real estate, net	230,410,959
Real estate under development, including land	8,461,571

Total real estate assets, net	$238,872,530

For the year ended December 31, 2012 depreciation expense on the Company’s real estate investment properties was approximately $2.0 million.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

5.	Variable Interest Entity

The Company determined that the wholly-owned subsidiaries that own the HarborChase Property and the Dogwood Property are VIEs due to the developers sharing in the residual cash flows at an amount that is considered large relative to the level of expected residual returns. The Company determined it is the primary beneficiary and holds a controlling financial interest in these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from the entities that could potentially be significant to the entity. As such, the transactions and accounts of the VIEs are included in the accompanying consolidated financial statements.

6.	Operating Leases

At December 31, 2012, the Company owned ten real estate investment properties that were 100% leased under operating leases. The leases will expire during 2022, subject to the tenant’s option to extend the leases for two additional five-year renewal periods. Annual base rent is equal to the properties’ lease basis multiplied by the lease rate. At December 31, 2012, the weighted average lease rate on the Company’s properties operated under operating leases was 7.6%.

In accordance with the lease agreements, substantially all property expenses are required to be paid by the tenant, including real estate taxes which the tenant pays direct to the taxing authorities. In the event the tenant failed to pay such taxes, the Company would be obligated to pay such amount. The total annualized property tax assessed on these properties as of December 31, 2012 was approximately $1.2 million.

The following is a schedule of future minimum lease payments to be received under non-cancellable operating leases as of December 31, 2012:

2013	$12,355,586
2014	12,749,470
2015	13,143,355
2016	13,537,239
2017	13,931,123
Thereafter	67,570,541

$133,287,314

7.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2012 are as follows:

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value

In-place leases	$7,165,333	$(140,863)	$7,024,470

Amortization expense on the Company’s intangible assets was approximately $0.1 million for the year ended December 31, 2012.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

7.	Intangibles, net (continued)

The estimated future amortization for the Company’s intangible assets as of December 31, 2012 was as follows:

2013	$1,903,333
2014	1,903,333
2015	1,112,333
2016	320,733
2017	320,733
Thereafter	1,462,805

$7,024,470

As of December 31, 2012, the weighted average useful life of in place leases was 5.7 years.

8.	Unconsolidated Entities

In June 2012, the Company acquired a 55% membership interest in seven senior housing properties through a joint venture, (CHTSun IV), formed by the Company and its co-venture partner, an unrelated party, for approximately $56.7 million. The remaining 45% interest is held by Sunrise. The total acquisition price for the seven senior housing properties was approximately $226.1 million. CHTSun IV obtained a $125.0 million loan from The Prudential Insurance Company of America (“Prudential”), a portion of which was used to refinance the existing indebtedness encumbering the properties in the portfolio. The non-recourse loan which is collateralized by the properties has a maturity date of March 5, 2019 and a fixed-interest rate of 4.66% on $55.0 million of the principal amount and 5.25% on $70.0 million of the principal amount of the loan. The loan required interest-only payments on $55.0 million of the principal amount until September 5, 2012 and requires interest-only payments on $70 million of the principal amount until January 5, 2013 and monthly payments on both outstanding amounts thereafter of principal and interest based upon a 30-year amortization schedule.

Under the terms of the venture agreement for CHTSun IV, the Company is entitled to receive a preferred return of 11% on its invested capital for the first seven years and shares control over major decisions with the Company’s co-venture partner.

In December 2012, in connection with an existing purchase option held by Sunrise Living Investments, Inc. (“Sunrise”) the Company’s venture partner on CHTSun IV, the Company entered into an agreement with Health Care REIT, Inc. as a result of a potential merger by HCN with Sunrise. Under the agreement, HCN and Sunrise will purchase the Company’s interests in CHTSun IV for an aggregate purchase price of $65.4 million subject to adjustment based on the closing date and actual cash flow distribution (the “Joint Venture Dispositions”). The Joint Venture Dispositions was conditioned upon the merger of HCN with Sunrise, which was completed in January 2013. The Company expects the sale of the venture to close in mid-2013.

In August 2012, the Company acquired a 75% membership interest in three senior housing properties through a joint venture, Windsor Manor, formed by the Company and its co-venture partner, an unrelated party, for approximately $4.8 million. The remaining 25% interest is held by the Company’s co-venture partner. The total acquisition price for the three senior housing properties was approximately $18.8 million. Windsor Manor obtained a $12.4 million bridge loan of which a portion was used to refinance the existing indebtedness encumbering the properties in the portfolio. The non-recourse loan, which is collateralized by the properties, has a maturity date of August 31, 2013 or the date upon which permanent financing is obtained. However, Windsor Manor

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

8.	Unconsolidated Entities (continued)

has the option to extend the maturity date until November 30, 2013. The bridge loan requires monthly interest-only payments until maturity. The bridge loan will bear interest at a rate per annum equal to 3.75% plus the greater of (i) the lender’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the agreement) in effect from time to time plus 1/2 of 1% per annum, or (iii) the Daily LIBOR Rate (as defined in the agreement). At the time of the disbursement and periodically during the term, Windsor Manor has the option to elect to have the bridge loan bear interest at a rate equal to a LIBOR based rate (as defined in the agreement) plus 3.75%. The Company and its co-venture partner have provided guarantees in proportion to its ownership percentage.

Under the terms of the joint venture agreement for Windsor Manor, the Company has an 11% preferred return on its capital contributions, which has priority over the co-venture partner’s 11% return on its capital contributions and shares control over major decisions with the co-venture partner.

The Company accounts for these investments under the equity method of accounting because decisions are shared between the Company and its joint venture partners.

For the year ended December 31, 2012, the Company capitalized approximately $3.3 million of acquisition fees and expenses related to the Company’s investment in unconsolidated entities which are being amortized over the average useful life of the underlying assets.

The following table presents condensed financial information for each of the Company’s unconsolidated entities as of and for the year ended December 31, 2012:

Summarized operating data:

	For the Year Ended December 31, 2012
	CHTSun IV(2)	Windsor Manor(2)	Total
Revenues	$23,913,114	$1,593,651	$25,506,765

Operating income (loss)	$1,872,061	$(54,272)	$1,817,789

Net loss	$(711,435)	$(288,334)	$(999,769)

Loss allocable to other venture partners (1)	$(1,703,308)	$(471,301)	$(2,174,609)

Income allocable to the Company (1)	$991,873	$182,966	$1,174,839
Amortization of capitalized acquisition costs	(36,347)	(3,599)	(39,946)

Equity in earnings of unconsolidated entities	$955,526	$179,367	$1,134,893

Distributions declared to the Company	$3,075,476	$48,890	$3,124,366

Distributions received by the Company	$1,607,337	$—	$1,607,337

FOOTNOTE:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	Represents operating data from the date of acquisition through the end of the periods presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

8.	Unconsolidated Entities (continued)

	As of December 31, 2012
	CHTSun IV	Windsor Manor	Total
Real estate assets, net	$226,473,273	$17,323,601	$243,796,874
Intangible assets, net	$562,611	$1,065,133	$1,627,744
Goodwill	$7,597,472	$—	$7,597,472
Other assets	$6,577,527	$985,730	$7,563,257
Mortgages and other notes payable	$127,791,504	$12,380,000	$140,171,504
Other liabilities	$14,083,550	$669,680	$14,753,230
Partners ‘capital	$99,335,829	$6,324,785	$105,660,614
Carrying amount of investment(1)	$58,933,881	$5,626,180	$64,560,061
Company’s ownership percentage	55%	75%

FOOTNOTE:

(1)	As of December 31, 2012, the Company’s share of partners’ capital determined under HLBV was approximately $61.3 million and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $3.3 million.

9.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2012:

Property and Related Loan	Outstanding Principal Balance (in millions)	Interest Rate at December 31, 2012	Payment Terms	Maturity Date (1)
Primrose I Communities; Primrose Senior Loan (1)(2)	$55.0	4.11% per annum	$267,002 monthly principal and interest payments based on a 30-year amortization	9/1/2022

CHTSun IV; Mezzanine Loan (3)	40.0	8.0% per annum (3)	Monthly interest only payments	7/5/2014	(3)

Harbor Chase Community; Harbour Construction Loan (4)	—	Variable, LIBOR plus 3.2% per annum	Monthly interest only payments (4)	9/1/2017

Dogwood Community; Dogwood Construction Loan (5)	—	Variable, LIBOR plus 3.2% per annum	Monthly interest only payments (5)	1/1/2018

Primrose II Communities; Primrose II Bridge Loan (6)	49.7	Variable, LIBOR plus 3.75% per annum (6)	Monthly interest only payments	12/19/2013

Capital Health Communities; Capital Health Loan (7)	48.5	4.25% per annum	$262,743 monthly principal and interest payments based on a 25-year amortization	1/5/2020

Total	$193.2

FOOTNOTES:

(1)

In connection with the closing of the Primrose I Communities in February, the Company entered into a collateralized bridge loan agreement with a lender in the original aggregate principal amount of $71.4 million (the “Primrose Bridge Loan”). In August 2012, the Company entered into a long-term senior loan (the “Primrose Senior Loan”) in the aggregate principal amount of approximately $55.2 million. The proceeds of the Primrose Senior Loan were used to refinance the remaining $49.9 million principal balance of the Primrose Bridge Loan. As a result of the refinancing, the Company wrote-off $0.5 million in unamortized loan costs relating to the Primrose Bridge Loan.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

9.	Indebtedness (continued)

(2)

If prepaid prior to March 1, 2022, the Primrose I Communities Senior Loan is subject to a prepayment penalty in an amount equal to the greater of (i) 1% of the principal being repaid, or (ii) an amount calculated on the principal being repaid, multiplied by the difference between the Primrose Senior Loan interest rate, and a calculated yield rate tied to the rates on applicable U.S. Treasuries. If prepayment is made between March 1, 2022, and May 31, 2022, the prepayment penalty will be 1% of the outstanding principal balance of the Primrose I Communities Senior Loan. No prepayment fee is required if the Primrose I Communities Senior Loan is prepaid within between June 1, 2022 and maturity. Partial prepayment of a loan is not permitted.

(3)

The Company has an option to extend the CHTSun IV mezzanine loan (“Mezz Loan”) for one year, provided certain terms and conditions are satisfied. Interest on the outstanding principal balance of the Mezz Loan accrues from the date of the Mezz Loan through maturity at (i) a rate of 8% per annum from the date of origination through and including the payment date occurring in July, 2013, and (ii) a rate of 12% per annum for the remaining term of the Mezz Loan. At maturity, the Company is required to pay the outstanding principal balance and all accrued and unpaid interest thereon. The Company is also required to pay a 2% exit fee of approximately $0.8 million upon repayment of the loan either at maturity or before maturity.

In connection with entering into the loan with Prudential relating to the CHTSun IV joint venture, described in Note 8. “Unconsolidated Entities”, the Company entered into a separate agreement with Prudential, where as a condition of Prudential consenting to the Mezz Loan, Prudential required the Company to repay the Mezz Loan within 12 months to the extent the Company raises sufficient net offering proceeds to satisfy the Mezz Loan. To the extent that the Company does not repay the Mezz Loan within 12 months, it will be required to restrict the use of all net offering proceeds to pay down the outstanding balance until the Mezz Loan is repaid in full. The Company intends to repay the Mezz Loan with proceeds from the sale of its interest in CHTSun IV. See Note 8. “Unconsolidated Entities” for additional information regarding the sale.

(4)

In connection with the HarborChase Community development project, the Company entered into a construction loan agreement for the acquisition of the land and the construction of the HarborChase Community in an aggregate amount of approximately $17.3 million (the “HarborChase Construction Loan”). Until September 1, 2015, only monthly payments of interest are due with respect to the HarborChase Construction Loan. Thereafter, the HarborChase Construction Loan is payable in equal monthly principal and interest installments based on a 30-year amortization schedule, with all outstanding principal due and payable at maturity, on September 1, 2017.

(5)

In connection with the Dogwood Community development project, the Company entered into a construction loan agreement for the acquisition of the land and the construction of the Dogwood Community in an aggregate amount of approximately $15.1 million (the “Dogwood Construction Loan”). Until January 1, 2016, any monthly payments of interest are due with respect to Dogwood Construction Loan. Thereafter, the Dogwood Construction Loan is payable in equal monthly principal and interest installments based on a 30-year amortization schedule, with all outstanding principal due and payable at maturity, on January 1, 2018.

(6)

At the time of the disbursement of the Primrose II Bridge Loan and periodically during the term, the Company has the option to elect whether to have the Primrose II Bridge Loan bear interest at the Adjusted Base Rate or the Adjusted LIBOR Rate (unless the default rate is applicable, such interest rate elected and in effect being referred to as, the “Applicable Rate”). The “Adjusted Base Rate” is a fluctuating interest rate per annum equal to 3.75% plus the greater of (i) the lender’s prime rate, (ii) the Federal Funds effective rate in effect from time to time plus  1/2 of 1% per annum, or (iii) the Daily LIBOR Rate. The “Adjusted LIBOR Rate” for any LIBOR Rate interest period is equal to a LIBOR based rate plus 3.75%. The Applicable Rate will revert to the Adjusted Base Rate as of the last day of the applicable LIBOR Rate interest period, unless the Company again elects the Adjusted LIBOR Rate as the Applicable Rate in the manner set forth in the loan agreement. Provided there exists no event of default under the loan agreement, at any time the Applicable Rate is the Adjusted Base Rate, the Company shall have the right in accordance with the terms of the Primrose II Bridge Loan, to elect the Adjusted LIBOR Rate as the Applicable Rate. The Company may prepay the Loan at any time, without prepayment penalty, except for certain LIBOR breakage costs.

The Company repaid a portion of the Primrose II Bridge Loan. See Note 16. “Subsequent Events” for additional information.

(7)	Subject to payment of a prepayment premium, the Company may prepay the Capital Health Loan at any time.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

9.	Indebtedness (continued)

All of the Company’s loans contain customary affirmative and negative covenants. In addition, four of the Company’s loans require it to meet certain financial covenants and ratios including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, restrictions on the payment of cash distributions, etc. The Company’s other two long-term borrowings are not subject to any significant financial covenants. As of December 31, 2012, the Company was in compliance with all affirmative, negative and financial covenants.

The following is a schedule of future principal payments and maturity for the Company’s borrowings as of December 31, 2012:

2013	$91,637,029
2014	2,128,316
2015	2,219,715
2016	2,308,929
2017	2,415,200
Thereafter	92,442,402

$193,151,591

The fair market value of the mortgage notes payable was approximately $193.2 million as of December 31, 2012 based on current rates and spreads the Company would expect to obtain for similar borrowings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our mortgage notes payable is categorized as level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of December 31, 2012 and 2011 because of the relatively short maturities of the obligations.

10.	Related Party Arrangements

The Company is externally advised and has no direct employees. All of the Company’s executive officers are executive officers of, or are on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL (the “Managing Dealer”). In connection with services provided to the Company, affiliates are entitled to the following fees:

Managing Dealer – The Managing Dealer receives selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which may be paid to participating broker dealers by the Managing Dealer.

Advisor – The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, Offering, acquisition and operating activities. Pursuant to the advisory agreement, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties for services rendered in connection with the selection, evaluation, structure and purchase of assets. In addition, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the advisory agreement) of the Company’s properties, including its proportionate share of properties owned through joint ventures, as of the end of the preceding month.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

10.	Related Party Arrangements (continued)

The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

The Company will pay the Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 1% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if the Advisor, its affiliates or related parties provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more assets (including a sale of all of its assets or the sale of it or a portion thereof). The Company will not pay its Advisor a disposition fee in connection with the sale of investments that are securities; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if, such affiliate is properly licensed.

Under the advisory agreement and the Company’s articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a listing (which would also include the receipt by the Company’s stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of the Company’s common stock as a result of a merger, share acquisition or similar transaction). However, once a listing occurs, the Advisor will not be entitled to receive an incentive fee on subsequent sales of assets. The incentive fees are calculated pursuant to formulas set forth in both the advisory agreement and the Company’s articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus a 6% cumulative, noncompounded annual return on their invested capital. Upon termination or non-renewal of the advisory agreement by the Advisor for good reason (as defined in the advisory agreement) or by the Company other than for cause (as defined in the advisory agreement), a listing or sale of assets after such termination or non-renewal will entitle the Advisor to receive a pro-rated portion of the applicable subordinated incentive fee.

In addition, the Advisor or its affiliates may be entitled to receive fees that are usual and customary for comparable services in connection with the financing, development, construction or renovation of a property, subject to approval of the Company’s board of directors, including a majority of its independent directors.

Property Manager – Pursuant to a property management agreement, the Property Manager receives property management fees of (a) 2% of annual gross rental revenues from single tenant properties, and (b) 4% of annual gross rental revenues from multi-tenant properties. In the event that the Company contracts directly with a third-party property manager, the Company may pay the Property Manager an oversight fee of up to 1% of annual gross revenues of the property managed; however, in no event will the Company pay both a property management fee and an oversight fee with respect to the same property. The Company will pay to the Property Manager a construction management fee equal to 5% of hard and soft costs associated with the initial construction or renovation of a property, or with the management and oversight of expansion projects and other capital improvements, in those cases in which the value of the construction, renovation, expansion or improvements exceeds (i) 10% of the initial purchase price of the property, and (ii) $1.0 million, which fee will be due and payable upon completion of such projects. In June 2012, the Company amended its property management agreement. The amendment clarified the nature of the fees payable and duties of the property manager. The fees payable to the property manager under the revised agreement will continue to be determined in a manner consistent with past determinations under the prior agreement.

CNL Capital Markets Corp – CNL Capital Markets Corp., an affiliate of CNL, receives a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the course of the term of the agreement. For the years ended December 31, 2012 and 2011, the Company incurred $125,000 and $25,000 in such fees.

Co-venture partners – The Company paid certain amounts on behalf of its co-venture partner, Windsor Manor, of approximately $0.1 million during the year-end December 31, 2012. The Company has recorded a receivable balance as of December 31, 2012, which is included in other assets in the accompanying consolidated balance sheet.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

10.	Related Party Arrangements (continued)

For the years ended December 31, 2012 and 2011, the Company incurred fees in connection with its Offering as follows:

	2012	2011
Selling commissions	$7,070,190	$915,780
Marketing support fees	4,956,925	392,477

	$12,027,115	$1,308,257

For the years ended December 31, 2012 and 2011, the Company incurred fees and reimbursable expenses as follows:

	2012	2011
Reimbursable expenses:
Offering costs	$6,866,904	$664,130
Operating expenses	1,775,251	1,761,404

	8,642,155	2,425,534
Investment services fees (1)	7,672,401	—
Financing coordination fee	551,910	—
Property management fees (2)	452,131	—
Asset management fees (2)	1,380,468	—

	$18,699,065	$2,425,534

FOOTNOTES:

(1)	For the year ended December 31, 2012, the Company incurred investment services fees totaling approximately $0.6 million related to the Company’s development property which has been capitalized and included in real estate under development, and approximately $2.9 million related to the Company’s investment in unconsolidated entities.
(2)	For the year ended December 31, 2012, the Company incurred approximately $0.7 million in construction management fees and $0.01 million in asset management fees which have been capitalized and included in real estate under development.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

10.	Related Party Arrangements (continued)

As of December 31, 2012 and 2011, amounts due to affiliates for fees and expenses described above are as follows:

	2012	2011

Due to managing dealer:
Selling commissions	$102,656	$57,516
Marketing support fees	136,337	24,650

	238,993	82,166

Due to Property Manager:
Property management fees	452,131	—

	452,131	—

Due to the Advisor and its affiliates:
Reimbursable offering costs	356,463	41,416
Reimbursable operating expenses	242,293	69,173

	598,756	110,589

	$1,289,880	$192,755

The Company incurs operating expenses which, in general, are expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering as described in Note 11. “Stockholders’ Equity.” As of December 31, 2012 there were no organizational and offering costs in excess of the 15% limitation that has been billed to the Company.

The Company maintains an account at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank in the amount of approximately $0.1 million and $0.2 million as of December 31, 2012 and 2011 of which $165 and $1,071, respectively, relates to interest income earned on the deposits.

11.	Stockholders’ Equity

Upon formation, the Advisor acquired 22,222 shares of the Company’s common stock for $200,000.

Public Offering — On July 15, 2010, the Company filed a Registration Statement on Form S-11 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer for sale up to $3.0 billion of shares of common stock (300,000,000 shares of common stock at $10.00 per share), of which initially 15,000,000 shares are being offered pursuant to its distribution reinvestment plan at a price of $9.50 per share. The Registration Statement was declared effective on June 27, 2011, and the Offering commenced on that date. On June 8, 2011, the Company amended its articles of incorporation to authorize the issuance of 1,620,000,000 shares of capital stock, $0.01 par value per share, consisting of 1,120,000,000 common shares, $0.01 par value per share, 200,000,000 preferred shares and 300,000,000 excess shares. The Company also established a distribution reinvestment plan under which stockholders may elect to have the full amount of their cash distribution from the Company reinvested in additional shares of common stock.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

11.	Stockholders’ Equity (continued)

As of October 5, 2011, the Company received and accepted aggregate subscriptions in excess of the minimum offering amount of $2.0 million in shares of common stock and commenced operations.

For the year ended December 31, 2012 and 2011, the Company received offering proceeds of approximately $168.1 million (16.9 million shares) and 13.3 million (1.3 million shares), respectively, including approximately $1.7 million (0.2 million shares) and $0.03 million (0.003 million shares), respectively, received through its Reinvestment Plan.

Distributions — On July 29, 2011, the Company’s board of directors authorized a distribution policy providing for monthly cash distributions of $0.03333 (which is equal to an annualized distribution rate of 4%) together with stock distributions of 0.002500 shares of common stock (which is equal to an annualized distribution rate of 3%) for a total annualized distribution of 7% on each outstanding share of common stock (based on $10.00 offering price) payable to all common stockholders of record as of the close of business on the first business day of each month.

The Company commenced operations on October 5, 2011 and declarations of distributions pursuant to this policy began on the first day of November 2011, and will continue on the first day of each month thereafter until such policy is modified by the board of directors. Distributions shall be paid quarterly and will be calculated for each stockholder as of the first day of each month the stockholder has been a stockholder of record in such quarter.

The following table represents total cash distributions declared, distributions reinvested and distributions per share for the years ended December 31, 2012 and 2011, respectively:

			Distributions Paid (3)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via DRP	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares) (4)	Stock Distributions Declared (at current offering price)	Total Cash and Stock Distributions Declared(5)

2012 Quarter (1)
First	$0.09999	$202,598	$112,295	$90,303	15,196	$151,960	$354,558
Second	0.09999	557,865	308,872	248,993	41,735	417,350	975,215
Third	0.09999	984,050	532,724	451,326	73,911	739,110	1,723,160
Fourth	0.09999	1,452,887	785,006	667,881	108,943	1,089,430	2,542,317

Year	$0.39996	$3,197,400	$1,738,897	$1,458,503	239,785	$2,397,850	$5,595,250

			Distributions Paid (3)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via DRP	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares) (4)	Stock Distributions Declared (at current offering price)	Total Cash and Stock Distributions Declared(5)

2011 Quarter (1)
First	$—	$—	$—	$—	—	$—	$—
Second	—	—	—	—	—	—	—
Third	—	—	—	—	—	—	—
Fourth	0.06666	55,892	27,667	28,225	4,180	41,800	97,692

Year	$0.06666	$55,892	$27,667	$28,225	4,180	$41,800	$97,692

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

11.	Stockholders’ Equity (continued)

FOOTNOTES:

(1)	The Company commenced operations on October 5, 2011, as such there were no distributions declared during the first three quarters of 2011.
(2)	For the year ended December 31, 2012 cash distributions paid to stockholders were 100% funded with proceeds from the Company’s Offering. For the year ended December 31, 2012, 100% of the cash distributions paid to stockholders are expected to be considered a return of capital to stockholders for federal income tax purposes. Whereas, for the year ended December 31, 2011, approximately 1.9% of the cash distributions paid to stockholders were considered taxable income and 98.1% were considered a return of capital to stockholders for federal income tax purposes.
(3)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through the Company’s distribution reinvestment plan.
(4)	The distribution of new common shares to the recipients is non-taxable. Stock distributions may cause the interest of later investors in our stock to be diluted as a result of the stock issued to earlier investors.
(5)	Based on the current offering price of $10.00, stock distributions declared represented approximately 43% of the total value of distributions declared and cash distributions declared represented approximately 57% of the total value of distributions declared.

Redemption Plan—The Company has adopted a share redemption plan that allows its stockholders who hold shares for at least one year to request that the Company redeem between 25% and 100% of their shares. If the Company has sufficient funds available to do so and if it chooses, in its sole discretion, to redeem shares, the number of shares the Company may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

(1)	If the Company elects to redeem shares, some or all of the proceeds from the sale of shares under its distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, the Company may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

(2)	No more than 5% of the weighted number of shares of the Company’s common stock outstanding during a 12-month period may be redeemed during such 12-month period; and

(3)	Redemption pricing will range from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years.

The Company’s board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if such action is deemed to be in the Company’s best interest. During the year ended December 31, 2012, we received and redeemed one redemption request for 1,049 shares of common stock at a redemption price of $9.99 per share. No such redemption occurred during the year ended December 31, 2011.

Stock Issuance and Offering Costs – The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including selling commissions, marketing support fees, filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

11.	Stockholders’ Equity (continued)

In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by the Company may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by the Company subject to this limitation.

For the years ended December 31, 2012 and 2011, the Company incurred approximately $23.4 million and $2.0 million, respectively, in stock issuance and other offering costs, as described in the discussion of selling commissions and marketing support fees and offering expenses in Note 10. “Related Party Arrangements.”

12.	Income Taxes

As of December 31, 2012, the Company recorded net current tax expense and current deferred tax assets related to deferred income at its TRS subsidiaries. The components of the benefit (provision) for income taxes for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
Current:
Federal	$(13,312)	$—
State	(821)	—

Total current provision	(14,133)	—

Deferred:

Federal	25,450	—
State	5,935	—

Total deferred benefit	31,385	—

Income tax benefit	$17,252	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2012 are as follows:

Prepaid rent	$31,385
Valuation allowance	—

Net deferred tax assets	$31,385

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

12.	Income Taxes (continued)

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the (provision) benefit for income taxes is as follows:

	Year Ended December 31,
	2012		2011
Tax expense computed at federal statutory rate	$(3,758,303)	(35.00%)	$—
Benefit of REIT election	3,746,165	34.89%	—
State income tax provision, net	(5,114)	(0.05%)	—

Income tax benefit	$(17,252)	0.15%	$—

The tax years 2010-2012 remain subject to examination by taxing authorities throughout the United States. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

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

Pursuant to the development agreements for the Company’s senior housing development properties, the Company has committed to fund approximately $36.6 million in remaining development and other costs including approximately $0.3 million recorded as payable in the accompanying consolidated balance sheet as of December 31, 2012. The remaining development costs are expected to be funded primarily by the construction loans on such property, as described in Note 9. “Indebtedness.”

14.	Concentration of Credit Risk

During the year ended December 31, 2012, TSMM Management, tenant of the Primrose I Communities and Primrose II Communities, accounted for 100% of the Company’s rental income from operating leases and 93.8% of the Company’s total revenues. Failure of this tenant to pay contractual lease payments could significantly impact the Company’s results of operations and cash flow from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

15.	Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2012 and 2011:

2012 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$941,515	$1,922,467	$1,922,674	$2,598,339	$7,384,995
Operating income (loss)	(1,738,562)	396,198	(192,452)	(4,508,705)	(6,043,521)
Equity in earnings (loss) of unconsolidated entities	—	(773,628)	307,291	1,609,005	1,142,668
Net loss	(2,413,300)	(1,126,107)	(2,286,783)	(4,894,568)	(10,720,758)
Weighted average number of shares outstanding (basic and diluted)	2,729,115	6,509,796	10,588,669	15,455,170	8,836,901
Loss per share of common stock (basic and diluted)	$(0.88)	$(0.17)	$(0.22)	$(0.32)	$(1.21)

2011 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$—	$—	$—	$—	$—
Operating loss	—	—	—	(1,761,404)	(1,761,404)
Net loss	—	—	—	(1,759,580)	(1,759,580)
Weighted average number of shares outstanding (basic and diluted) (1)	—	—	—	1,087,468	1,087,468

Loss per share of common stock (basic and diluted)	$—	$—	$—	$(1.62)	$(1.62)

FOOTNOTE:

(1)	For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions issued through December 31, 2012 are treated as if they were outstanding for the full period presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

16.	Subsequent Events

In January 2013, the Company acquired a 90% membership interest in a medical office building 34 miles east of downtown Los Angeles in Claremont, California through a joint venture formed by the Company and its co-venture partner, an unrelated party, for approximately $7.7 million. The remaining 10% interest is held by the co-venture partner, an unaffiliated party. The Company will account for this investment under the equity method of accounting because decisions are shared between the Company and its joint venture partner. The total acquisition price for the medical office building was approximately $19.8 million. The medical office facility consists of a single two-story building having a total net rentable area of 48,984 square feet and a total of 300 parking spaces.

This joint venture obtained a five-year credit facility for a maximum aggregate principal amount of $35 million, of which $12.5 million was funded in connection with the acquisition of the medical office building and an additional $0.4 million will be funded upon completion of certain tenant improvements. The non-recourse loan, which is collateralized by the property and future properties that may be funded under the facility, has a maturity date of January 15, 2018 and bears interest at a rate equal to the sum of LIBOR plus 2.6% per annum, payable monthly. The loan requires interest-only payments on the outstanding principal amount through July 16, 2014 and monthly payments on both outstanding amounts thereafter of principal and interest based upon a 360 month amortization schedule. In addition, the joint venture further entered into a three-year forward starting swap with respect to $12.4 million of the related credit facility balance which will bear interest at a fixed rate of 3.935% in years three through five.

Under the terms of the venture agreement, operating cash flows will be distributed to the Company and its co-venture partner on a pro rata basis.

Through the date of this filing, the Company repaid approximately $19 million, net of advances, on the Primrose II Bridge Loan. In addition, pursuant to a loan modification, there was a change in the loan maturity date from December 2013 to June 2013.

On March 20, 2013, the Company’s Board of Directors approved an amendment to the asset management agreement with the Advisor that will provide for payments of asset management fees to be calculated based on a percentage of average daily real estate asset values as defined in the agreement rather than amounts as of the end of the preceding month. The Board of Directors also approved an Expense Support and Restricted Stock Agreement which provides for the Company to be able to make payments for services rendered by the Advisor in shares of forfeitable restricted stock to the event that established dividend coverage targets have not been achieved. The stock will be subject to forfeiture and will only become vested after targeted shareholder returns have been achieved.

The Company’s board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on January 1, 2013, February 1, 2013 and March 1, 2013. These distributions are to be paid and distributed by March 31, 2013.

During the period January 1, 2013 through March 22, 2013, the Company received additional subscription proceeds of approximately $63.1 million (6.3 million shares), including $1.1 million (0.1 million shares) pursuant to our distribution reinvestment plan.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered certified public accountants during the period ended December 31, 2012.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As previously reported in our amended Quarterly Report on Form 10-Q for the quarters ended June 30, 2012 and September 30, 2012, management concluded that our failure to correctly capitalize costs incurred with the acquisition of our equity method investments resulted from a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

After identifying this error, management made changes to the design of the documentation and processes used to evaluate accounting for acquisitions and implemented a re-designed internal control that remediated the material weakness described above, including developing and preparing an acquisition accounting checklist which is reviewed and approved by management with appropriate accounting background. The re-designed internal control was implemented and operating effectively as of December 31, 2012.

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on the foregoing, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012, and concluded that such controls and procedures were effective at such date.”

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework”.

Pursuant to rules established by the SEC, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered certified public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012, other than the changes discussed above, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

CNL Healthcare Properties, Inc.

Report of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

TSMM Management

Report of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2012

Consolidated Statement of Operations for the period from February 16, 2012 through December 31, 2012

Consolidated Statement of Stockholders’ Equity for the period from February 16, 2012 through December 31, 2012

Consolidated Statement of Cash Flows for the period from February 16, 2012 through December 31, 2012

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2012

(3)	Index to Exhibits:

TSMM MANAGEMENT, LLC

Financial Statements

December 31, 2012

TSMM Management, LLC

Index

December 31, 2012

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of CNL Healthcare Properties, Inc:

We have audited the accompanying financial statements of TSMM Management, LLC, which comprise the balance sheet as of December 31, 2012, and the related statements of operations, changes in members’ deficit and cash flows for the period from February 16, 2012 (date of lease commencement) through December 31, 2012.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on the financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TSMM Management, LLC at December 31, 2012, and the results of its operations and its cash flows for the period from February 16, 2012 (date of lease commencement) through December 31, 2012, in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 27, 2013

TSMM Management, LLC

Balance Sheet

December 31, 2012

ASSETS
Cash and cash equivalents	$2,282,276
Restricted cash	996,798
Other assets	280,565

Total current assets	3,559,639

Equipment, net	128,549

Total assets	$3,688,188

LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable and accrued expenses	$1,958,229
Property and other taxes payable	1,131,921
Security deposits	504,700
Unearned rent	194,967

3,789,817
Deferred lease liabilities	845,228
Other long-term liabilities	13,294

Total liabilities	4,648,339

Members’ deficit	(960,151)

Total liabilities and members’ deficit	$3,688,188

The accompanying notes are an integral part of these financial statements.

TSMM Management, LLC

Statement of Operations

Period from February 16, 2012 through December 31, 2012

Revenues:
Resident fees and services	$13,596,441
Other revenues	63,626

Total revenues	13,660,067

Costs and expenses:
Property operating expenses	6,825,186
Lease expense	6,928,233
Management fees	685,640
Advertising	168,652
Depreciation	11,987

Total costs and expenses	14,619,698

Operating loss	(959,631)

Interest expense	(520)

Total other costs and expenses	(520)

Net loss	$(960,151)

The accompanying notes are an integral part of these financial statements.

TSMM Management, LLC

Statement of Changes in Members’ Deficit

Period from February 16, 2012 through December 31, 2012

Balance, February 16, 2012	$—
Net loss	(960,151)

Balance, December 31, 2012	$(960,151)

The accompanying notes are an integral part of these financial statements.

TSMM Management, LLC

Statement of Cash Flows

Period from February 16, 2012 through December 31, 2012

Cash flows from operating activities
Net loss	$(960,151)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	11,987
Changes in assets and liabilities:
Other assets	(62,862)
Accounts payable and accrued expense	817,433
Taxes payable	62,826
Deferred lease liabilities	845,228
Security deposits	(27,130)
Unearned rent	115,438

Net cash provided by operating activities	802,769

Cash flows from investing activities
Additions to property and equipment	(102,344)
Increase in restricted cash	(78,151)

Net cash used in investing activities	(180,495)

Cash flows from financing activities
Initial member contribution	1,669,930
Other liabilities	(9,928)

Net cash provided by financing activities	1,660,002

Net increase in cash	2,282,276

Cash
Beginning of period	—

End of period	$2,282,276

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$520

The accompanying notes are an integral part of these financial statements.

TSMM Management, LLC

Notes to Financial Statements

December 31, 2012

1.	Organization

TSMM Management, LLC (“TSMM” or the “Company”), an affiliate of Primrose Retirement Communities, LLC (“Primrose”) was formed to be the tenant for a portfolio of senior housing properties sold by Primrose to CNL Healthcare Properties, Inc. (“CHP”) and leased back on a triple net basis. The financial statements present the operations of TSMM beginning on February 16, 2012, the date on which the lease of five of the properties commenced. The lease of the second five properties commenced on December 19, 2012 and the operations of those properties are included in the operations of TSMM beginning on that date.

TSMM was capitalized through the contribution of the following assets and liabilities related to the operations of the properties which was recorded at the historical carrying values on the books of the commonly controlled Primrose affiliates that sold the properties to CHP under the sale leaseback arrangement.

Assets
Cash and cash equivalents	$1,669,930
Restricted cash	918,647
Other assets	217,703
Equipment, net	38,192

Liabilities
Accounts payable and accrued expenses	1,140,796
Property and other taxes payable	1,069,095
Security deposits	531,830
Unearned rent	79,529
Other liabilities	23,222

$—

TSMM operates each of the ten senior housing communities (the “Communities”) and rents the units to individual residents with monthly rates that vary based on the amenities and the services provided. The services provided by TSMM are generally not covered by health or other insurance and, therefore, monthly fees are generally payable by the resident, the resident’s family or another responsible party.

TSMM Management, LLC

Notes to Financial Statements

December 31, 2012

The following represents a breakout of the Communities rented and operated by TSMM for the period from February 16, 2012 through December 31, 2012:

Property/Description	Location	Commencement Of Lease	Units
Primrose I Communities
Sweetwater Retirement Community	Billings, MT	2/16/2012	76
Primrose Retirement Community of Grand Island	Grand Island, NE	2/16/2012	68
Primrose Retirement Community of Marion	Marion, OH	2/16/2012	80
Primrose Retirement Community of Mansfield	Mansfield, OH	2/16/2012	82
Primrose Retirement Community of Casper	Casper, WY	2/16/2012	88

Primrose II Communities
Primrose Retirement Community of Lima	Lima, OH	12/19/2012	78
Primrose Retirement Community of Zanesville	Zanesville, OH	12/19/2012	76
Primrose Retirement Community of Decatur	Decatur, IL	12/19/2012	80
Primrose Retirement Community of Council Bluffs	Council Bluffs, IA	12/19/2012	68
Primrose Cottages	Aberdeen, SD	12/19/2012	21

			717

The Communities are subject to long-term triple-net leases with a base term of 10 years and two additional five-year renewal options. Each grouping of leases is cross-defaulted amongst themselves. Annual base rent escalates each year and is calculated based on the Communities’ lease basis multiplied by lease rates and is payable on a monthly basis. Annual capital reserve payments are allocated based on $300 per unit. The leases are accounted for as operating leases; therefore, scheduled lease payments are recognized on a straight-line basis over the lease term so as to produce constant periodic lease expense in accordance with GAAP.

2.	Summary of Significant Accounting Policies

A summary of significant accounting principles and practices used in the preparation of the financial statements follows:

Basis of Presentation

The financial statements have been prepared to present the financial position, results of operations, and cash flows of the Company and are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Actual results could differ from those estimates.

TSMM Management, LLC

Notes to Financial Statements

December 31, 2012

2.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

As of December 31, 2012, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash

Certain amounts of cash are restricted due to resident payments required to be segregated under the terms of the agreements.

Equipment, net

Equipment is recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation is computed over the straight-line method using the estimated useful lives of the related assets, which range from 5 to 15 years. Equipment of the Company is reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the difference between the fair value of the asset and its carrying amount.

Revenue Recognition

Rental revenue consists of monthly services, which includes rent, assistance and other related services. Monthly services are provided to residents. Other revenue consists primarily of community fees recognized as income over the average stay of the residents of 2.5 years. Agreements with residents are generally for an initial term of three months and are cancelable by residents with thirty days notice.

Lease Accounting

The Company’s leases are accounted for as operating leases. This determination requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments. Lease expense is recognized on a straight-line basis over the lease term.

Advertising

All costs associated with advertising and promoting the Company are expensed in the year incurred. Advertising expense was approximately $168,652 for the period from February 16, 2012 through December 31, 2012.

Income Taxes

No provision (benefit) for income taxes is provided on the net income (loss) of the Company since the Company has elected to be taxed as a partnership and therefore it is the responsibility of the members to report the net income (loss) on their respective income tax returns. The Company has analyzed its tax positions and determined that it has not taken any uncertain tax positions. The tax return for the period from February 16, 2012 through December 31, 2012 remains open and subject to review.

TSMM Management, LLC

Notes to Financial Statements

December 31, 2012

2.	Summary of Significant Accounting Policies (continued)

New Accounting Policies

The Company believes there are no new accounting pronouncements for which adoption will have a material impact on the Company’s financial statements.

3.	Equipment, net

Equipment consisted of the following at December 31, 2012:

Equipment and vehicles	$140,536
Less: accumulated depreciation	(11,987)

$128,549

4.	Members’ Deficit

Distributions to the members’ are made under complete discretion of TSMM.

5.	Operating Leases

On February 16, 2012 and December 19, 2012, TSMM entered into triple-net lease agreements with CHP for the Primrose I and Primrose II Communities, respectively. The leases have an initial base term of 10 years and two additional five-year renewal options. Annual base rent escalates each year and is calculated based on the Communities’ lease basis multiplied by lease rates and is payable on a monthly basis. The leases are accounted for as operating leases; therefore, scheduled lease payments are recognized on a straight-line basis over the lease term so as to produce constant periodic lease expense in accordance with GAAP. Rent expense under the leases amounted to approximately $6.8 million for the period from February 16, 2012 through December 31, 2012, including the effect of straight-lining rent in accordance with GAAP.

The leases require TSMM to pay property taxes on behalf of the Communities. For the period from February 16, 2012 through December 31, 2012, TSMM owed property taxes of approximately $1.1 million on behalf of the Communities. In addition, the leases require TSMM to make annual capital reserve payments that are based on $300 per unit and approximate $0.2 million per year.

Future minimum rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2012 are as follows:

2013	$12,355,586
2014	12,749,470
2015	13,143,355
2016	13,537,239
2017	13,931,123
Thereafter	67,570,541

$133,287,314

TSMM Management, LLC

Notes to Financial Statements

December 31, 2012

6.	Related Party Transaction

Pursuant to various management agreements, the Company pays management fees equal to 5% of gross revenues, as determined on a cash basis, to Primrose. The amount incurred for management fees for the period from February 16, 2012 through December 31, 2012 was $685,640.

7.	Commitments and Contingencies

From time to time, the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

8.	Subsequent Events

The accompanying audited financial statements were authorized for issue on March 27, 2013. Subsequent events are evaluated through that date.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2012 (in thousands)

	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period (2)				Accum- ulated Depre- ciation	Date of Contruc- tion	Date Acquired	Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improve- ments	Buildings & Building Improve- ments	Land and Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building & Building Improve- ments	Construc- tion in Process	Total
Sweetwater Retirement Community Billings Montana	$10,985	$1,578	$14,205	$—	$—	$1,578	$14,205	$—	$15,783	$(314)	2006	2/16/2012	(1)
Primrose Retirement Community Grand Island, Nebraska	$8,963	$719	$12,140	$—	$—	$719	$12,140	$—	$12,859	$(279)	2005	2/16/2012	(1)
Primrose Retirement Community Marion, Ohio	$10,115	$889	$16,304	$—	$—	$889	$16,304	$—	$17,193	$(371)	2006	2/16/2012	(1)
Primrose Retirement Community Mansfield, Ohio	$12,194	$650	$16,720	$—	$—	$650	$16,720	$—	$17,370	$(379)	2007	2/16/2012	(1)
Primrose Retirement Community Casper, Wyoming	$12,705	$1,910	$16,310	$—	$—	$1,910	$16,310	$—	$18,220	$(359)	2004	2/16/2012	(1)
Primrose Retirement Community Lima, Ohio	$12,757	$944	$17,115	$—	$—	$944	$17,115	$—	$18,059	$—	2006	12/19/2012	(1)
Primrose Retirement Community Zanesville, Ohio	$13,053	$1,184	$17,292	$—	$—	$1,184	$17,292	$—	$18,476	$—	2008	12/19/2012	(1)
Primrose Retirement Community Decatur, Illinois	$12,411	$513	$16,706	$—	$—	$513	$16,706	$—	$17,219	$—	2009	12/19/2012	(1)
Primrose Retirement Community Council Bluffs, Iowa	$8,843	$1,144	$11,117	$—	$—	$1,144	$11,117	$—	$12,261	$—	2008	12/19/2012	(1)
Primrose Retirement Community Aberdeen, South Dakota	$2,624	$311	$3,794	$—	$—	$311	$3,794	$—	$4,105	$—	2005	12/19/2012	(1)
HarborChase Community (3) Lady Lake, Florida	$1	$2,165	$—	$—	$3,240	$2,165	$—	$3,240	$5,405	$—	(3)	8/29/2012	(1)
Dogwood Community (3) Acworth, Georgia	$1	$1,750	$—	$—	$1,307	$1,750	$—	$1,307	$3,057	$—	(3)	12/18/2012	(1)
Capital Health of Brookridge Heights Marquette, Michigan	$8,181	$595	$11,339	$—	$—	$595	$11,339	$—	$11,934	$—	1998	12/21/2012	(1)
Capital Health of Curry House Cadillac, Michigan	$7,782	$995	$11,072	$—	$—	$995	$11,072	$—	$12,067	$—	1996	12/21/2012	(1)
Capital Health of Symphony Manor Baltimore, Maryland	$15,052	$2,319	$19,444	$—	$—	$2,319	$19,444	$—	$21,763	$—	2011	12/21/2012	(1)
Capital Health of Woodholme Gardens Pikesville, Maryland	$9,357	$1,603	$13,472	$—	$—	$1,603	$13,472	$—	$15,075	$—	2010	12/21/2012	(1)
Capital Health of Fredericktowne Frederick, Maryland	$8,127	$808	$14,291	$—	$—	$808	$14,291	$—	$15,099	$—	2000	12/21/2012	(1)

	$153,151	$20,077	$211,321	$—	$4,547	$20,077	$211,321	$4,547	$235,945	$(1,702)

Transactions in real estate and accumulated depreciation as of December 31, 2012 are as follows:

Balance at December 31, 2011	$—	Balance at December 31, 2011	$—
2012 Acquisitions	235,945	2012 Depreciation	(1,702)

Balance at December 31, 2012	$235,945	Balance at December 31, 2012	$(1,702)

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)	The aggregate cost for federal income tax purposes is approximately $248.6 million.
(3)	As of December 31, 2012 these properties were under development.

EXHIBIT INDEX

CNL Healthcare Properties, Inc. was formerly known as CNL Healthcare Trust, Inc., CNL Properties Trust, Inc., and CNL Diversified Lifestyle Properties, Inc.

Exhibits:

3.1	Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

3.1.1	Articles of Amendment to Articles of Amendment and Restatement dated September 14, 2011 (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed October 5, 2011 and incorporated herein by reference.)

3.1.2	Articles of Amendment to Articles of Amendment and Restatement dated February 9, 2012 (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed February 9, 2012 and incorporated herein by reference.)

3.1.3	Form of Articles of Amendment to Articles of Amendment and Restatement, effective as of December 26, 2012 (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed December 19, 2012 and incorporated herein by reference.)

3.2	Second Amended and Restated Bylaws, effective December 26, 2012 (Previously filed as Exhibit 3.2 to The Current Report on Form 8-K filed December 19, 2012 and incorporated herein by reference.)

4.1	Form of Subscription Agreement (Previously filed as Appendix B to Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

4.1.1	Form of Distribution Reinvestment Plan (Previously filed as Appendix C to Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

4.1.2	Form of Redemption Plan (Previously filed as Appendix D to Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

4.4	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed October 20, 2010, and incorporated herein by reference.)

10.1	Amended and Restated Limited Partnership Agreement of CNL Properties Trust, LP dated June 8, 2011 (Previously filed as Exhibit 10.1 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

10.2	Advisory Agreement dated June 8, 2011, between CNL Properties Trust, Inc., CNL Properties Trust LP, and CNL Properties Corp. (Previously filed as Exhibit 10.3 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

10.2.1	First Amendment to Advisory Agreement dated October 5, 2011, by and between CNL Properties Trust, Inc., CNL Properties Corp., and CNL Properties Trust, LP (Previously filed as Exhibit 10.1 to Form 8-K filed October 5, 2011 and incorporated herein by reference.)

10.2.2	Second Amendment to Advisory Agreement dated March 20, 2013, by and among CNL Healthcare Properties, Inc., CHP Partners, LP and CNL Healthcare Corp. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed
March 26, 2013 and incorporated herein by reference.)

10.3	First Amended and Restated Property Management and Leasing Agreement dated June 28, 2012, by and between CNL Healthcare Trust, Inc., CHT Partners, LP, its various subsidiaries and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2012 and incorporated herein by reference.)

10.4	Service Agreement dated as of June 8, 2011, between CNL Capital Markets Corp. and CNL Properties Trust, Inc. (Previously filed as Exhibit 10.5 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

10.5	Form of Indemnification Agreement dated April 13, 2012, between CNL Healthcare Trust, Inc. and each of James M. Seneff, Jr., Thomas K. Sittema, Bruce Douglas, Michael P. Haggerty, J. Douglas Holladay, Stephen H. Mauldin, Joseph T. Johnson, Ixchell C. Duarte and Holly J. Greer, and for J. Chandler Martin dated July 27, 2012 (Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed April 19, 2012 and incorporated herein by reference.)

10.6	Asset Purchase Agreement dated December 15, 2011 between Casper Retirement, LLC et al. and CNL Properties Trust, LP (Previously filed as Exhibit 10.5 to the annual report on Form 10-K filed February 10, 2012 and incorporated herein by reference.)

10.7	Lease Agreement dated as of February 16, 2012, by and between CHT Marion OH Senior Living, LLC and TSMM Management, LLC (Previously filed as Exhibit 10.8 to Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

10.8	Secured Loan Agreement dated February 16, 2012, by and among CHT Partners, LP et al. and KeyBank National Association (Previously filed as Exhibit 10.9 to Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

10.9	Promissory Note ($71,400,000) dated February 16, 2012, made by CHT Partners, LP et al. in favor of KeyBank National Association (Previously filed as Exhibit 10.10 to Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

10.10	Guaranty Agreement dated February 16, 2012, by CNL Healthcare Trust, Inc. f/b/o KeyBank National Association (Previously filed as Exhibit 10.11 to Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

10.11	Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of February 16, 2012, made by CHT Marion OH Senior Living, LLC, in favor of KeyBank National Association (Previously filed as Exhibit 10.12 to Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

10.12	Transfer Agreement dated as of June 4, 2012, by and among Sunrise Senior Living Investments, Inc., CHT Partners, LP, and Sunrise Senior Living Management, Inc. (Previously filed as Exhibit 10.1 to Form 10-Q filed August 14, 2012 and incorporated herein by reference.)

10.13	First Amendment to Transfer Agreement dated as of June 25, 2012, by and among Sunrise Senior Living Investments, Inc., CHT Partners, LP, and Sunrise Senior Living Management, Inc. (Previously filed as Exhibit 10.2 to Form 10-Q filed August 14, 2012 and incorporated herein by reference.)

10.14	Amended and Restated Limited Liability Company Agreement of CHTSun Partners IV, LLC dated as of June 29, 2012, by and among Sunrise Senior Living Investments, Inc. and CHT SL IV Holding, LLC (Previously filed as Exhibit 10.3 to Form 10-Q filed August 14, 2012 and incorporated herein by reference.)

10.15	Management Agreement dated as of June 29, 2012, by and among Sunrise Senior Living Management, Inc., Sunrise Connecticut Avenue Assisted Living Owner, L.L.C., and CHTSun Partners IV, LLC (Previously filed as Exhibit 10.4 to Form 10-Q filed August 14, 2012 and incorporated herein by reference.)

10.16	Amended and Restated Loan Agreement dated as of June 29, 2012, by and among Santa Monica Assisted Living Owner, LLC, et al. and The Prudential Insurance Company of America (Previously filed as Exhibit 10.5 to Form 10-Q filed August 14, 2012 and incorporated herein by reference.)

10.17	Promissory Note ($17,061,000) (Sunrise of Gilbert) dated June 29, 2012, made by Gilbert AZ Senior Living Owner, LLC and CHTSun Two Gilbert AZ Senior Living, LLC in favor of The Prudential Insurance Company of America (Previously filed as Exhibit 10.6 to Form 10-Q filed August 14, 2012 and incorporated herein by reference.)

10.18	Deed of Trust and Security Agreement (Sunrise of Gilbert – First) dated as of June 29, 2012, by Gilbert AZ Senior Living Owner, LLC and CHTSun Two Gilbert AZ Senior Living, LLC (f/k/a MetSun Two Gilbert AZ Senior Living, LLC) to First American Title Insurance Company of America (Trustee) f/b/o The Prudential Insurance Company of America (Previously filed as Exhibit 10.7 to Form 10-Q filed August 14, 2012 and incorporated herein by reference.)

10.19	Recourse Liabilities Guaranty (Sunrise of Gilbert) dated June 29, 2012, given by CNL Healthcare Trust, Inc. and Sunrise Senior Living Investments, Inc. f/b/o The Prudential Insurance Company of America (Previously filed as Exhibit 10.8 to Form 10-Q filed August 14, 2012 and incorporated herein by reference.)

10.20	Mezzanine Loan Agreement dated as of June 29, 2012, between CHT SL IV Holding, LLC and RCG LV Debt IV Non-REIT Assets Holdings, LLC (Previously filed as Exhibit 10.9 to Form 10-Q filed August 14, 2012 and incorporated herein by reference.)

10.21	Promissory Note (Mezzanine Loan) ($40,000,000) dated June 29, 2012, made by CHT SL IV Holding, LLC in favor of RCG LV Debt IV Non-REIT Assets Holdings, LLC (Previously filed as Exhibit 10.10 to Form 10-Q filed August 14, 2012 and incorporated herein by reference.)

10.22	Pledge and Security Agreement dated June 29, 2012, by CHT SL IV Holding, LLC in favor of RCG LV Debt IV Non-REIT Assets Holdings, LLC (Previously filed as Exhibit 10.11 to Form 10-Q filed August 14, 2012 and incorporated herein by reference.)

10.23	Mezzanine Guaranty dated June 29, 2012, by CNL Healthcare Trust, Inc. f/b/o RCG LV Debt IV Non-REIT Assets Holdings, LLC (Previously filed as Exhibit 10.12 to Form 10-Q filed August 14, 2012 and incorporated herein by reference.)

10.24	Mezzanine Loan Repayment Agreement and Security Agreement dated June 29, 2012, by CNL Healthcare Trust, Inc. and The Prudential Insurance Company of America (Previously filed as Exhibit 10.13 to Form 10-Q filed August 14, 2012 and incorporated herein by reference.)

10.25	Contract for Sale and Purchase made as of January 26, 2012, by and between Ronald D. Brown and Harbor Retirement Associates, LLC (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.26	Assignment and Assumption of Contract for Purchase and Sale effective as of August 29, 2012, by and between Harbor Retirement Associates, LLC, CHT HarborChase Assisted Living Owner, LLC, and Ronald D. Brown (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.27	Loan Agreement made as of August 29, 2012, by and between CHT HarborChase Assisted Living Owner, LLC and Synovus Bank (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.28	Promissory Note ($17,328,027) dated August 29, 2012, made by CHT HarborChase Assisted Living Owner, LLC in favor of Synovus Bank (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.29	Mortgage and Security Agreement dated August 29, 2012, by CHT HarborChase Assisted Living Owner, LLC in favor of Synovus Bank (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.30	Guaranty dated August 29, 2012, given by CNL Healthcare Trust, Inc. f/b/o Synovus Bank (Previously filed as Exhibit 10.6 to Current Report Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.31	Development Agreement dated August 29, 2012, by and among Harbor Retirement Associates, LLC and CHT HarborChase Assisted Living Owner, LLC (Previously filed as Exhibit 10.7 to Current Report Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.32	Pre-Opening Agreement dated August 29, 2012, by and among Harbor Retirement Associates, LLC and CHT HarborChase TRS Tenant Corp. and Harbor Villages Management, LLC (Previously filed as Exhibit 10.8 to Current Report on Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.33	Multifamily Loan and Security Agreement dated as of August 31, 2012, by and between CHT Grand Island NE Senior Living, LLC and Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.34	Multifamily Note ($9,000,000.00) dates as of August 31, 2012, made by CHT Grand Island NE Senior Living, LLC in favor of Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.35	Guaranty of Non-Recourse Obligations dates as of August 31, 2012, given by CNL Healthcare Trust, Inc. f/b/o Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.36	Multifamily Trust Indenture, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Montana) dated as of August 31, 2012 by CHT Billings MT Senior Living, LLC f/b/a Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.37	Transfer Agreement dated August 31, 2012, by and among GCI Development, LLC and CHT Partners, LP (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.38	Amended and Restated Limited Liability Company Agreement of CHT GCI Partners I, LLC dated August 31, 2012, by and among CHT Windsor Manor AL Holding, LLC and GCI Development, LLC (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.39	Management Services Agreement dated August 31, 2012, by and between Provision Living, LLC and Webster City IA Assisted Living Tenant, LLC (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.40	Lease Agreement dated August 31, 2012, by and between Webster City IA Assisted Living Owner, LLC and Webster City IA Assisted Living Tenant, LLC (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.41	Secured Loan Agreement dated August 31, 2012, by and among Vinton IA Assisted Living Owner, LLC, Webster City IA Assisted Living Owner, LLC, Nevada IA Assisted Living Owner, LLC, Vinton IA Assisted Living Tenant, LLC, Webster City IA Assisted Living Tenant, LLC, Nevada IA Assisted Living Tenant, LLC (Borrowers) and KeyBank National Association (Previously filed as Exhibit 10.6 to Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.42	Promissory Note ($12,380,000.00) dated August 31, 2012, made by Borrowers in favor of KeyBank National Association (Previously filed as Exhibit 10.7 to Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.43	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Windsor Manor of Webster City) dated August 31, 2012, made by Webster City IA Assisted Living Owner, LLC and Webster City IA Assisted Living Tenant, LLC in favor of KeyBank National Association (Previously filed as Exhibit 10.8 to Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.44	Guaranty Agreement dated August 31, 2012, made by CNL Healthcare Trust, Inc. for the benefit of KeyBank National Association (Previously filed as Exhibit 10.9 to Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.45	Purchase and Sale Agreement dated December 18, 2012, by and among CHT SL IV Holding, LLC and Health Care REIT, Inc. (Previously filed as Exhibit 10.45 to Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.46	Real Estate Purchase Agreement made as of November 1, 2006, by and between Needle Development, Inc. (Seller) and Solomon Holdings IV-Dogwood Acworth, LLC (Purchaser) (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.47	Assignment and Assumption Agreement effective as of December 18, 2012, by and among Needle Development, Inc. (Seller), Solomon Holdings IV-Dogwood Acworth, LLC (Assignor) and CHT Acworth GA Owner, LLC (Assignee) (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.48	Development Agreement dated December 18, 2012, by and among Solomon Development Services - Acworth, LLC and CHT Acworth GA Owner, LLC (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.49	Construction Guaranty dated December 18, 2012, made by Solomon Holdings IV-Dogwood Acworth, LLC in favor of CHT Acworth GA Owner, LLC (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.50	Management Services Agreement dated December 18, 2012, by and between Trinity Lifestyles Management II, LLC and CHT Acworth GA Tenant Corp. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.51	Loan Agreement made as of December 18, 2012, by and between CHT Acworth GA Owner, LLC and Synovus Bank (Previously filed as Exhibit 10.6 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.52	Promissory Note in principal amount of $15,073,041 dated December 18, 2012, made by CHT Acworth GA Owner, LLC in favor of Synovus Bank (Previously filed as Exhibit 10.7 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.53	Deed to Secure Debt and Security Agreement dated December 18, 2012, by CHT Acworth GA Owner, LLC in favor of Synovus Bank (Previously filed as Exhibit 10.8 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.54	Guaranty dated December 18, 2012, given by CNL Healthcare Trust, Inc. in favor of Synovus Bank (Previously filed as Exhibit 10.9 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.55	Asset Purchase Agreement dated as of October 30, 2012, between Lima Retirement, L.L.C., Zanesville Retirement, L.L.C., Decatur Retirement, L.L.C., Council Bluffs Retirement, LLC, and Primrose Cottages, LLC, as Sellers, and CHT Partners, LP, as Purchaser (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed November 5, 2012 and incorporated herein by reference.)

10.56	Assignment and Assumption of Asset Purchase Agreement dated as of December 19, 2012, by and between CHT Partners, LP and CHT Zanesville OH Senior Living, LLC (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.57	Lease Agreement dated as of December 19, 2012, by and between CHT Zanesville OH Senior Living, LLC and TSMM Management, LLC (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.58	Guaranty of Lease dated as of December 19, 2012, made by each of James L. Thares, Brian J. Morgan, William J. Schaefbauer II and Mark W. McNeary (Guarantors) and TSMM Management, LLC (Tenant) for the benefit of CHT Zanesville OH Senior Living, LLC (Landlord) (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.59	Secured Loan Agreement ($49,687,000) dated as of December 19, 2012, by and among CHT Partners, LP, CHT Senior Living Net Lease Holding, LLC, CHT Council Bluffs IA Senior Living, LLC, CHT Decatur IL Senior Living, LLC, CHT Lima OH Senior Living, LLC, CHT Zanesville OH Senior Living, LLC and CHT Aberdeen SD Senior Living, LLC and KeyBank National Association (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.60	Promissory Note ($49,687,000) dated as of December 19, 2012, made by each of CHT Partners, LP, CHT Senior Living Net Lease Holding, LLC, CHT Council Bluffs IA Senior Living, LLC, CHT Decatur IL Senior Living, LLC, CHT Lima OH Senior Living, LLC, CHT Zanesville OH Senior Living, LLC and CHT Aberdeen SD Senior Living, LLC in favor of KeyBank National Association (Previously filed as Exhibit 10.6 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.61	Open End Mortgage Assignment of Rents, Security Agreement and Fixture Filing dated as of December 19, 2012, made by CHT Zanesville OH Senior Living, LLC to KeyBank National Association (Previously filed as Exhibit 10.7 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.62	Guaranty Agreement dated as of December 19, 2012, made by CNL Healthcare Trust, Inc. in favor of KeyBank National Association (Previously filed as Exhibit 10.8 to Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.63	Agreement of Sale made as of October 31, 2012, by and among Brookridge Marquette Real Estate, LLC, Roland Park Real Estate, LLC, Pikesville Real Estate, LLC, 5858 South 47 Mile Road Real Estate, LLC, Brookridge Marquette Operating, LLC, Roland Park Operating, LLC, Pikesville Operating, LLC, and 5858 South 47 Mile Road Operating, LLC, as Sellers, and CHT Partners, LP, as Purchaser (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 6, 2012 and incorporated herein by reference.)

10.64	Agreement of Sale made as of October 31, 2012, by and among Frederick Real Estate, LLC and Frederick Operating, LLC, as Sellers, and CHT Partners, LP, as Purchaser (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on November 6, 2012 and incorporated herein by reference.)

10.65	Loan Agreement dated December 21, 2012, by and among of CHT Brookridge Heights MI Owner, LLC, CHT Brookridge Heights MI Tenant Corp., CHT Curry House MI Owner, LLC, CHT Curry House MI Tenant Corp., CHT Symphony Manor MD Owner, LLC, CHT Symphony Manor MD Tenant Corp., CHT Tranquility at Fredericktowne MD Owner, LLC, CHT Tranquility at Fredericktowne MD Tenant Corp., CHT Woodholme Gardens MD Owner, LLC, and CHT Woodholme Gardens MD Tenant Corp., as Borrowers, and The Prudential Insurance Company of America, as Lender (Previously filed as Exhibit 10.65 to Post-effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.66	Promissory Note in the principal amount of $8,181,300 made by each of CHT Brookridge Heights MI Owner, LLC and CHT Brookridge Heights MI Tenant Corp., as Borrowers, in favor of The Prudential Insurance Company of America, as Lender, dated as of December 21, 2012. (Previously filed as Exhibit 10.66 to Post-Effective Amendment Four to Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.67	Mortgage and Security Agreement (First) made as of December 21, 2012, by and between CHT Brookridge Heights MI Owner, LLC and CHT Brookridge Heights MI Tenant Corp., as Borrowers, and The Prudential Insurance Company of America, as Lender (Previously filed as Exhibit 10.67 to Post-Effective Amendment Four to Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.68	Mortgage and Security Agreement (Second) made as of December 21, 2012, by and between CHT Brookridge Heights MI Owner, LLC and CHT Brookridge Heights MI Tenant Corp., as Borrowers, and The Prudential Insurance Company of America, as Lender (Previously filed as Exhibit 10.68 to Post-Effective Amendment Four to Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.69	Partial Recourse Guaranty made by CNL Healthcare Trust, Inc. in favor of The Prudential Insurance Company of America dated as of December 21, 2012. (Previously filed as Exhibit 10.69 to Post-Effective Amendment Four to Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.70	Recourse Liabilities Guaranty made by CNL Healthcare Trust, Inc. in favor of The Prudential Insurance Company of America dated as of December 21, 2012 (Previously filed as Exhibit 10.70 to Post-Effective Amendment Four to Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.71	Framework Agreement dated as of January 14, 2013, between CHP Partners, LP and MMAC Berkshire, L.L.C. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.72	Limited Liability Company Agreement dated January 16, 2013, of CHP Montecito Partners I, LLC (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.73	Sale Agreement, as amended, dated November 9, 2012, between Claremont Venture I, L.P. and MMIC Acquisition Corporation, as amended (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.74	Sale Agreement Assignment dated January 16, 2013, between MMIC Acquisition Corporation and CHP Claremont CA Owner, LLC (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.75	Property Management Agreement dated January 16, 2013, between StoneCreek Investment Corporation and CHP Claremont CA Owner, LLC (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.76	Credit Agreement dated January 16, 2013, between CHP Claremont CA Owner, LLC and Regions Bank (Previously filed as Exhibit 10.6 to Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.77	Promissory Note ($12,958,162) of CHP Claremont CA Owner, LLC dated as of January 16, 2013, in favor of Regions Bank (Previously filed as Exhibit 10.7 to Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.78	Deed of Trust and Security Agreement dated as of January 16, 2013, from CHP Claremont CA Owner, LLC in favor of First American Title Insurance Company, as trustee, for the benefit of Regions Bank (Previously filed as Exhibit 10.8 to Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.79	Carveout Guaranty dated January 16, 2013, made by CNL Healthcare Properties, Inc. and MMAC Berkshire, L.L.C. in favor of Regions Bank (Previously filed as Exhibit 10.9 to Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.80	Holdback Escrow Agreement effective as of January 16, 2013, by and among Claremont Venture I, L.P., CHP Claremont CA Owner, LLC and First American Title Insurance Company (Previously filed as Exhibit 10.10 to Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.83	Subordination of Management Agreement dated August 29, 2012, by and among Harbor Villages Management, LLC, CHT Harborchase TRS Tenant Corp., and Synovus Bank (Filed herewith.)

10.84	Expense Support and Restricted Stock Agreement dated March 20, 2013, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Corp. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed March 26, 2013 and incorporated herein by reference.)

10.85	Second Addendum to Service Agreement dated March 20, 2013, by and between CNL Capital Markets Corp. and CNL Healthcare Properties, Inc. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed March 26, 2013 and incorporated herein by reference.)

10.86	Schedule of Omitted Documents (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Trust, Inc., formerly known as CNL Properties Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from CNL Healthcare Properties, Inc., formerly known as, CNL Properties Trust, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statements of Stockholders’ Equity, Consolidated Statement of Cash Flows and (ii) Notes to the Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2013.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 27, 2013
JAMES M. SENEFF, JR.

/s/ Thomas K. Sittema	Vice Chairman of the Board	March 27, 2013
THOMAS K. SITTEMA

/s/ Bruce Douglas	Independent Director	March 27, 2013
BRUCE DOUGLAS

/s/ Michael P. Haggerty	Independent Director	March 27, 2013
MICHAEL P. HAGGERTY

/s/ J. Douglas Holladay	Independent Director	March 27, 2013
J. DOUGLAS HOLLADAY

/s/ J. Chandler Martin	Independent Director	March 27, 2013
J. CHANDLER MARTIN

/s/ Stephen H. Mauldin	Chief Executive Officer (Principal Executive Officer)	March 27, 2013
STEPHEN H. MAULDIN

/s/ Joseph T. Johnson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2013
JOSEPH T. JOHNSON

/s/ Ixchell C. Duarte	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 27, 2013
IXCHELL C. DUARTE

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2012 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2013 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.