Form 10-Q
period 2013-03-31
CNL Healthcare Properties, Inc.
filed 2013-05-14
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of May 3, 2013 was 29,022,274.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31 2013	December 31, 2012
ASSETS

Real estate assets:
Real estate investment properties, net	$228,635,110	$230,410,959
Real estate under development, including land (including VIEs $11,035,290 and $8,399,079, respectively)	11,236,241	8,461,571

Total real estate assets, net	239,871,351	238,872,530

Investment in unconsolidated entities	70,605,404	64,560,061
Cash (including VIEs $4,650 and $8,734, respectively)	13,778,609	18,261,750
Intangibles, net	6,548,488	7,024,470
Other assets (including VIEs $200 and $230,536, respectively)	3,893,902	4,266,928
Loan costs, net (including VIEs $572,717 and $548,157, respectively)	2,605,682	3,338,286
Deferred rent	1,261,149	843,370
Restricted cash (including VIEs $236,413 and $236,000, respectively)	644,339	609,908

Total assets	$339,208,924	$337,777,303

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage and other note payable (including VIEs $974,377 and $2,000, respectively)	$134,004,717	$193,151,591
Accounts payable and accrued expenses (including VIEs $1,131,499 and $318,047, respectively)	3,697,759	2,685,000
Due to related parties (including VIEs $53,977 and $71,482, respectively)	535,744	1,289,880

Total liabilities	138,238,220	197,126,471

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 26,013,043 and 18,447,553 shares issued and 25,988,429 and 18,446,504 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	259,876	184,467
Capital in excess of par value	222,433,252	156,199,995
Accumulated loss	(16,289,686)	(12,480,338)
Accumulated other comprehensive loss	(80,412)	—
Accumulated distributions	(5,352,326)	(3,253,292)

Total stockholders’ equity	200,970,704	140,650,832

Total liabilities and stockholders’ equity	$339,208,924	$337,777,303

The abbreviation VIEs above mean variable interest entities

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Revenues:
Rental income from operating leases	$3,484,407	$941,515
Resident fees and services	4,317,718	—

Total revenues	7,802,125	941,515

Expenses:
Property operating expenses	3,217,083	—
General and administrative	1,109,032	484,048
Acquisition fees and expenses	578,526	1,899,413
Asset management fees	988,620	70,042
Property management fees	455,589	16,378
Depreciation and amortization	2,318,917	210,196

Total expenses	8,667,767	2,680,077

Operating loss	(865,642)	(1,738,562)

Other income (expense):
Interest and other income	1,135	101
Interest expense and loan cost amortization	(3,236,536)	(674,839)
Equity in earnings from unconsolidated entities	278,383	—

Total other income (expense)	(2,957,018)	(674,738)

Loss before income taxes	(3,822,660)	(2,413,300)

Income tax benefit	13,312	—

Net loss	$(3,809,348)	$(2,413,300)

Net loss per share of common stock (basic and diluted)	$(0.17)	$(0.84)

Weighted average number of shares of common stock outstanding (basic and diluted)	22,399,106	2,886,564

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,
	2013	2012

Net loss	$(3,809,348)	$(2,413,300)

Other comprehensive loss:
Unrealized loss on derivative financial instrument	(80,412)	—

Total other comprehensive loss	(80,412)	—

Comprehensive loss	$(3,889,760)	$(2,413,300)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2013 (unaudited) and the Year Ended December 31, 2012

	Common Stock		Capital in Excess of Par Value	Accumulated Loss	Accumulated Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2011	1,357,572	$13,576	$11,504,283	$(1,759,580)	$(55,892)	$—	$9,702,387
Subscriptions received for common stock through public offering and distribution reinvestment plan	16,850,196	168,503	168,097,804	—	—	—	168,266,307
Stock distributions	239,785	2,398	(2,398)	—	—	—	—
Redemption of common stock	(1,049)	(10)	(10,464)	—	—	—	(10,474)
Stock issuance and offering costs	—	—	(23,389,230)	—	—	—	(23,389,230)
Net loss	—	—	—	(10,720,758)	—	—	(10,720,758)
Cash distributions, declared and paid or reinvested ($0.39996 per share)	—	—	—	—	(3,197,400)		(3,197,400)

Balance at December 31, 2012	18,446,504	184,467	156,199,995	(12,480,338)	(3,253,292)	—	140,650,832
Subscriptions received for common stock through public offering and distribution reinvestment plan	7,408,041	74,071	73,868,855	—	—	—	73,942,926
Stock distributions	157,449	1,574	(1,574)	—	—	—	—
Redemptions of common stock	(23,565)	(236)	(218,915)	—	—	—	(219,151)
Stock issuance and offering costs	—	—	(7,415,109)	—	—	—	(7,415,109)
Net loss	—	—	—	(3,809,348)	—	—	(3,809,348)
Other comprehensive loss	—	—	—	—	—	(80,412)	(80,412)
Cash distributions, declared and paid or reinvested ($0.39996 per share)	—	—	—	—	(2,099,034)	—	(2,099,034)

Balance at March 31, 2013	25,988,429	$259,876	$222,433,252	$(16,289,686)	$(5,352,326)	$(80,412)	$200,970,704

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2013	March 31, 2012
Operating activities:
Net cash flows provided by (used in) operating activities	$211,742	$(1,954,009)

Investing activities:
Acquisition of properties	—	(83,650,000)
Development of properties	(1,849,728)	—
Investment in unconsolidated entities	(7,364,402)	—
Changes in restricted cash	(34,431)	(5,642,540)
Capital expenditures	(67,085)	—
Other	—	(7,683)

Net cash flows used in investing activities	(9,315,646)	(89,300,223)

Financing activities:
Subscriptions received for common stock through public offering	72,831,193	27,587,629
Payment of stock issuance costs	(7,666,152)	(4,044,440)
Distributions to stockholders, net of distribution reinvestments	(987,301)	(90,303)
Redemption of common stock	(219,151)	—
Proceeds from mortgage note payable	26,272,379	71,400,000
Principal payment on mortgage note payable	(85,419,253)	(7,595,647)
Lender deposits	(25,000)	—
Payment of loan costs	(165,952)	(889,949)

Net cash flows provided by financing activities	4,620,763	86,367,290

Net decrease in cash	(4,483,141)	(4,886,942)
Cash at beginning of period	18,261,750	10,001,872

Cash at end of period	$13,778,609	$5,114,930

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$344,413	$228,738

Loan costs	$121,184	$—

Accrued development costs	$1,130,710	$—

Construction management fee	$49,009	$—

Stock distributions (at par)	$1,574	$42

Loan cost amortization capitalized on development properties	$56,197	$—

Unrealized loss on derivative financial instrument	$80,412	$—

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (“the Company”) is a Maryland corporation incorporated on June 8, 2010 that intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the year ended December 31, 2012.

The Company’s investment focus is on acquiring properties within the senior housing and healthcare sectors primarily in the United States, although the Company may also acquire properties in the lifestyle and lodging sectors. Senior housing asset classes the Company may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, memory care facilities and skilled nursing facilities. Healthcare asset classes the Company may acquire include medical office buildings, as well as other types of healthcare and wellness-related properties such as physicians’ offices, specialty medical and diagnostic service providers, specialty hospitals, walk-in clinics and outpatient surgery centers, hospitals and inpatient rehabilitative facilities, long-term acute care hospitals, pharmaceutical and medical supply manufacturing facilities, laboratories and research facilities and medical marts. The Company expects to primarily lease its properties to third-party tenants but may also lease to wholly-owned taxable REIT subsidiaries (“TRS”) and engage independent third-party managers under management agreements to operate the properties as permitted under applicable tax regulations. The Company also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing.

On June 27, 2011, the Company commenced its initial public offering of up to $3.0 billion of shares of common stock (the “Offering”), including shares being offered from its distribution reinvestment plan (the “Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The shares are being offered at $10.00 per share, or $9.50 per share pursuant to the Reinvestment Plan, unless changed by the board of directors. The Company plans to extend the Offering through June 27, 2014. In certain cases, the current Offering could be extended by an additional 180 days.

The Company is externally managed and advised by CNL Healthcare Corp., (the “Advisor”), a Maryland limited liability company. The Advisor is responsible for managing the Company’s day-to-day affairs and for identifying and making acquisitions and investments on its behalf. The Company has also retained CNL Healthcare Manager Corp., (the “Property Manager”) to manage its properties under a six year property management agreement.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications — Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net loss or stockholders’ equity.

Derivative Financial Instruments — The Company, through an unconsolidated equity method investment, uses a derivative financial instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with the unconsolidated equity method investment’s variable-rate debt. Upon entry into a derivative, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company accounts for derivatives through the use of a fair value concept whereby the Company’s derivative positions are stated at fair value in the accompanying condensed consolidated balance sheets. The fair value of derivatives used to hedge or modify our risks fluctuates over time. As such, the fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transaction and to the overall reduction in the Company’s exposure relating to adverse fluctuations in interest rates on the variable-rate debt.

Realized and unrealized gain (loss) on derivative financial instruments designated as cash flow hedges are reported as a component of other comprehensive income (loss), a component of stockholders’ equity, in the accompanying condensed consolidated statements of comprehensive income (loss) to the extent they are effective; reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying condensed consolidated statements of operations as derivative gain (loss). Realized and unrealized gain (loss) on derivative financial instruments designated as cash flow hedges that are entered into by the Company’s equity method investments are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investment, with reclassifications and ineffective portions being included in equity in earnings (loss) of unconsolidated entities in the accompanying condensed consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Adopted Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI).” This update clarified the guidance in subtopic 220 and requires preparers to report, in one place, information about reclassifications out of AOCI. The ASU also requires companies to report changes in AOCI balances. Effective January 1, 2013, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (Topic 210).” This ASU also serves to amend the disclosure requirements in FASB ASU 815, “Derivatives and Hedging.” This ASU will require companies to provide both net amounts (those that are offset) and gross information (as if amounts are not offset) in notes to the financial statements. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, that clarifies which instruments and transactions are subject to the offsetting disclosure requirement within the scope of ASU 2011-11. This ASU is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this ASU did not have a material effect on the Company’s financial statements and disclosures. See Footnote 9. “Derivative Financial Instruments” for additional information.

In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate — a Scope Clarification.” This update clarified the guidance in subtopic 360-20 as it applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Company has determined that the impact of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements — In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This update clarified the guidance in subtopic 405 and requires entities to measure obligations resulting from joint and several liability arrangements for which total obligation is fixed at the reporting date. Entities are required to measure the obligation as the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. Additionally, the guidance requires entities to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013 for public entities. The Company has determined that the impact of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

3.	Acquisitions

During the three months ended March 31, 2012, the Company acquired five senior housing properties. The revenues and net loss attributable to the properties included in the Company’s unaudited condensed consolidated operations were approximately $0.9 million and ($2.1) million, respectively, for the three months ended March 31, 2012.

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties were acquired as of January 1, 2012 and owned during the three months ended March 31, 2012:

Unaudited
Three months ended March 31, 2012
Revenues	$1,922,754

Net loss (1)	$(792,061)

Loss per share of common stock (basic and diluted)	$(0.23)

Weighted average number of shares of common stock outstanding (basic and diluted) (2)	3,489,867

FOOTNOTES:

(1)	Non-recurring acquisition related expenses directly attributable to the acquisition of the five senior housing properties and included in the condensed consolidated statement of operations for the three months ended March 31, 2012, of approximately $1.9 million have been eliminated.
(2)	As a result of the properties being treated as operational since January 1, 2012, the Company assumed approximately 603,303 shares were issued as of January 1, 2012. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2012 instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the period presented.

4.	Real Estate Investment Properties, net

As of March 31, 2013 and December 31, 2012, the Company had accumulated depreciation of approximately $3.8 million and $2.0 million, respectively.

5.	Unconsolidated Entities

In January 2013, the Company acquired a 90% membership interest in a two-story medical office building in Claremont, California for approximately $7 million in equity through a joint venture (“Montecito Joint Venture”) formed by the Company and its co-venture partner, an unrelated party. The remaining 10% interest is held by the co-venture partner, an unaffiliated party. Under the terms of the venture agreement, operating cash flows will be distributed to the Company and its co-venture partner on a pro rata basis. The Company accounts for this investment under the equity method of accounting because decisions are shared between the Company and its joint venture partner. The total acquisition price for the medical office building was approximately $19.8 million. The medical office facility consists of a single two-story building having a total net rentable area of 48,984 square feet.

The Montecito Joint Venture obtained a five-year credit facility for a maximum aggregate principal amount of $35 million, of which $12.5 million was funded in connection with the acquisition of the medical office building and an additional $0.4 million will be funded upon completion of certain tenant improvements. The non-recourse loan which is collateralized by the property and future properties that may be funded under the facility, matures in January 2018 and bears interest at a rate equal to the sum of LIBOR plus 2.6% per annum, payable monthly. The loan requires interest-only payments on the outstanding principal amount through July 2014 and monthly payments thereafter of principal and interest based upon a 360 month amortization schedule. In addition, the Montecito Joint Venture further entered into a three-year forward starting swap with a notional amount of $12.4 million related to the credit facility balance which will bear interest at a fixed rate of 3.935% in years three through five.

For the three months ended March 31, 2013, the Company capitalized approximately $0.4 million of investment service fees and acquisition expenses related to the Company’s investment in the Montecito Joint Venture. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

In December 2012, in connection with an existing purchase option held by Sunrise Living Investments, Inc. (“Sunrise”) on CHTSun IV, another unconsolidated entity, the Company entered into an agreement with Health Care REIT, Inc. (“HCN”), as result of a potential merger by HCN with Sunrise. Under the agreement, HCN and Sunrise will purchase the Company’s interest in CHTSun IV for an aggregate purchase price of approximately $62.5 million subject to adjustment based on the closing date and actual cash flow distribution (the “Joint Venture Dispositions”). The Joint Venture Dispositions was conditioned upon the merger of HCN with Sunrise, which was completed in January 2013. The Company expects the sale of the venture to close in mid-2013 and plans to reinvest the sale proceeds in additional senior living communities, medical office buildings and other healthcare related properties.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

5.	Unconsolidated Entities (continued)

The following table presents condensed financial information for each of the Company’s unconsolidated entities as of and for the quarter ended March 31, 2013:

	For the Three Months Ended March 31, 2013
	Montecito(2)		CHTSun IV	Windsor Manor	Total
Revenues	$356,029		$11,924,086	$1,223,243	$13,503,358

Operating income (loss)	$(213,401	)(3)	$3,606,384	$80,101	$3,473,084

Net loss	$(293,045)		$(425,931)	$(173,004)	$(891,980)

Loss allocable to other venture partners (1)	$(29,303)		$(858,298)	$(305,761)	$(1,193,362)

Income (loss) allocable to the Company (1)	$(263,742)		$432,367	$132,757	$301,382
Amortization of capitalized acquisition costs	(1,937)		(18,173)	(2,889)	(22,999)

Equity (loss) in earnings of unconsolidated entities	$(265,679)		$414,194	$129,868	$278,383

Distributions declared to the Company	$—		$1,482,295	$175,095	$1,657,390

Distributions received by the Company	$—		$1,468,139	$48,890	$1,517,029

FOOTNOTE:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	Represents operating results from the date of acquisition through the end of the periods presented.
(3)	Includes approximately $0.4 million of non-recurring acquisition expenses incurred by the joint venture.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

6.	Indebtedness

During the three months ended March 31, 2013, the Company repaid approximately $19.7 million, net of advances on the Primrose II bridge loan. In March 2013, pursuant to a loan modification, the loan maturity date was changed from December 2013 to June 2013.

During the three months ended March 31, 2013, the Company extinguished the outstanding balance of $40 million on its CHTSunIV mezzanine loan prior to its scheduled expiration. In connection therewith, the Company wrote-off approximately $0.2 million in unamortized loan costs as a loss on the early extinguishment of debt and included this amount in interest expense and loan cost amortization in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013. In addition, the Company paid an exit fee of $0.8 million or 2.0% upon extinguishment of the CHTSunIV mezzanine loan.

The Company’s loans contains customary affirmative, negative and financial covenants including limitations on incurrence of additional indebtedness, minimum occupancy at the properties, debt service coverage and minimum tangible net worth. As of March 31, 2013, the Company was in compliance with the aforementioned financial covenants.

Maturities of indebtedness for the remainder of 2013 and each of the next four years and thereafter, in the aggregate, as of March 31, 2013 was as follows:

2013	$31,517,776
2014	2,128,316
2015	2,225,789
2016	2,327,671
2017	3,362,761
Thereafter	92,442,404

$134,004,717

The fair value and carrying value of the mortgage notes payable was approximately $134.0 million as of March 31, 2013 and approximately $193.2 million as of December 31, 2012 based on then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our mortgage note payable is categorized as level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2013 and December 31, 2012 because of the relatively short maturities of the obligations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

7.	Related Party Arrangements

For the three months ended March 31, 2013 and 2012, the Company incurred the following fees in connection with its Offering:

	2013	2012
Selling commissions	$5,041,192	$1,921,434
Marketing support fees	2,170,882	823,472

Total	$7,212,074	$2,744,906

For the three months ended March 31, 2013 and 2012, the Company incurred the following fees and reimbursable expenses as follows:

	2013	2012
Reimbursable expenses:
Offering costs	$203,035	$1,404,690
Operating expenses	608,550	385,128

	$811,585	$1,789,818

Investment services fees (1)	$—	$1,554,925
Property management fees (2)	307,596	16,378
Asset management fees (2)	1,000,520	70,042

Total	$1,308,116	$1,641,345

FOOTNOTES:

(1)	For the three months ended March 31, 2013, the Company incurred approximately $0.4 million in investment service fees that it capitalized as part of its investment in the Montecito Joint Venture.
(2)

For the three months ended March 31, 2013, the Company incurred approximately $0.07 million in construction management fees and $0.01 million in asset management fees which have been capitalized and included in real estate under development.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

7.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	March 31, 2013	December 31, 2012
Due to managing dealer:
Selling commissions	$90,956	$102,656
Marketing support fees	140,477	136,337

	231,433	238,993

Due to property manager:
Property management fees	134,938	452,131

	134,938	452,131

Due to the Advisor and its affiliates:
Reimbursable offering costs	112,980	356,463
Reimbursable operating expenses	56,393	242,293

	169,373	598,756

	$535,744	$1,289,880

The Company incurs operating expenses which, in general, related to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

In March 2013, the Company entered into an expense support and restricted stock agreement with the Advisor pursuant to which the Advisor has agreed to accept payment in the form of forfeitable restricted common stock of the Company in lieu of cash for services rendered and applicable asset management fees, property management fees and specified expenses owed by the Company to the Advisor under the advisory agreement. The term of the expense support and restricted stock agreement runs from April 1, 2013 until December 31, 2013, subject to the right of the Advisor to terminate the expense support and restricted stock agreement on 30 days’ written notice to us. The term of the expense support and restricted stock agreement may be extended by the mutual consent of the Company and the Advisor.

In March 2013, the Company’s board of directors approved an amendment to the asset management agreement with the Advisor that will provide for payments of asset management fees based on the monthly average of the Company’s daily asset value in any given month, rather than at the end of the preceding month.

The Company maintains an account at a bank in which the Company’s chairman serves as a director. The Company had deposits at that bank in the amount of approximately $0.1 million as of March 31, 2013 and December 31, 2012.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

8.	Stockholders’ Equity

Public Offering — As of March 31, 2013 and December 31, 2012, the Company had received aggregate offering proceeds of approximately $255.5 million (25.9 million shares) and $168.1 million (16.9 million shares), respectively, including approximately $2.9 million (0.3 million shares) and $1.7 million (0.2 million shares), respectively, received through its distribution reinvestment plan.

Distributions — During the three months ended March 31, 2013 and 2012, the Company declared cash distributions of approximately $2.1 million and $0.2 million, respectively. In addition, the Company declared and made stock distributions of 157,449 and 15,196 shares of common stock for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013 and 2012, 100% of distributions were considered a return of capital for federal income tax purposes.

No amounts distributed to stockholders for the three months ended March 31, 2013 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

Other comprehensive loss — The following table reflects the effect of derivative financial instruments held through the Company’s equity method investment in the Montecito Joint Venture on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, respectively:

Derivative Financial Instrument	Loss recognized in other comprehensive loss on derivative financial instrument (Effective Portion)		Location of gain (loss) reclassified into earnings (Effective Portion)	Gain (loss) reclassified from AOCI into earnings (Effective Portion)
	Three months ended			Three months ended
	March 31, 2013	March 31, 2012		March 31, 2013	March 31, 2012
Interest rate swap	$(80,412)	$—	Not applicable	$—	$—

Total	$(80,412)	$—		$—	$—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

9.	Derivative Financial Instruments

In January 2013, the Company, through its Montecito Joint Venture, entered into a forward interest rate swap agreement to hedge interest rate exposure related to its variable-rate debt. The agreement requires the Montecito Joint Venture to pay a fixed amount based on a quoted interest rate of 1.335% from January 2015 through January 2018 based on aggregate notional values of approximately $12.4 million. The agreement further provides for the Company to receive a variable amount based on current LIBOR and the aforementioned notional values.

The following table summarizes the terms of the Montecito Joint Venture’s interest rate swap and the proportion of fair value relative to the Company’s ownership percentage that has been recorded as of March 31, 2013. Amounts related to the interest rate swap are included in investments in unconsolidated entities in the accompanying condensed consolidated balance sheet as of March 31, 2013:

				Fair value asset (liability)
Notional amount	Fixed interest rate(1)	Trade date	Maturity date	March 31, 2013	December 31, 2012
$12,421,349	1.335%	January 17, 2013	January 15, 2018	$(80,412)	$—

FOOTNOTES:

(1)	The all-in rate will be equal to 3.935%, which includes a credit spread of 2.6%.

The Company’s interest rate swap is valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments could, in turn, impact the Company’s results of operations.

The following table summarizes the gross and net amounts of the Company’s interest rate swap as presented in the accompanying condensed consolidated balance sheet as of March 31, 2013:

	Gross and net amounts of asset (liability) presented in the accompanying condensed consolidated balance sheet as of March 31, 2013			Gross amounts in the accompanying condensed consolidated balance sheet as of March 31, 2013
Notional amount	Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
$12,421,349	$(80,412)	$—	$(80,412)	$(80,412)	$—	$(80,412)

The Company did not hold any derivative financial instruments as of December 31, 2012 or for the three months ended March 31, 2012.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

10.	Income Taxes

As of March 31, 2013 and December 31, 2012, the Company recorded current deferred tax assets and net current tax benefit related to deferred income at its TRS. The components of the income tax benefit as of the three months ended March 31, 2013 and as of December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Current:
Federal	$—	$(13,312)
State	—	(821)

Total current benefit (provision)	—	(14,133)

Deferred:
Federal	13,312	25,450
State	—	5,935

Total deferred benefit	13,312	31,385

Income tax benefit	$13,312	$17,252

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2013 are as follows:

Carryforwards of net operating loss	$94,855
Prepaid rent	122,758
Valuation allowance	(172,916)

Net deferred tax assets	$44,697

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the provision (benefit) for income taxes is as follows:

	Three months ended March 31,
	2013		2012
Tax expense computed at federal statutory rate	$(1,337,931)	(35.00%)	$(844,655)	(35.00%)
Benefit of REIT election	1,351,243	35.35%	844,655	35.00%

Income tax benefit	$13,312	0.35%	$—	0%

The tax years 2010-2012 remain subject to examination by taxing authorities throughout the United States. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

11.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

12.	Subsequent Events

The Company’s board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on April 1, 2013 and May 1, 2013. These distributions are to be paid and distributed by June 30, 2013.

During the period April 1, 2013 through May 3, 2013, the Company received additional subscription proceeds of approximately $30.3 million (3.0 million shares).

In April 2013, the Company, through its Windsor Manor joint venture, acquired two additional senior housing properties located in Iowa collectively valued at approximately $9.1 million (the “Windsor Manor II Communities”). The Windsor Manor II Communities feature 82 living units comprised of 62 assisted living units and 20 memory care units. In connection with the acquisition, the Windsor Manor joint venture assumed loans encumbering the Windsor Manor II Communities with a current outstanding principal balance of approximately $6.0 million from Wells Fargo Bank and insured by the U.S. Department of Housing and Urban Development.

In April 2013, the Company entered into an asset purchase agreement with an unrelated party to acquire four medical office buildings located in Tennessee for an aggregate purchase price of approximately $54.5 million.

In April 2013, the Company entered into an asset purchase agreement with an unrelated party to acquire six skilled nursing facilities located in Arkansas for an aggregate purchase price of approximately $56.4 million.

In May 2013, the Company closed on a seven year, approximate $23.5 million Fannie Mae Delegated Underwriting and Servicing Mortgage Loan (“Primrose II FNMA Loan”) secured by the Primrose II communities of Decatur, Illinois and Zanesville, Ohio. The Primrose II FNMA Loan bears interest at a rate of 3.81%, and includes a commitment fee of approximately $0.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2013 and December 31, 2012. Amounts as of December 31, 2012, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2012.

Caution Concerning Forward-Looking Statements

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share value of the Company’s common stock, and other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; the availability of proceeds from the Company’s offering of its shares; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s ability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s REIT qualification; and the Company’s ability to protect its intellectual property and the value of its brand.

For further information regarding risks and uncertainties associated with the Company’s business and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this and the Company’s other quarterly reports on Form 10-Q, the Company’s annual report on Form 10-K, and its registration statements on Form S-11 and the sticker supplements and amendments thereto, copies of which may be obtained from the Company’s website at http://www.cnlhealthcareproperties.com.

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

Overview

CNL Healthcare Properties, Inc., (“the Company”), is a Maryland corporation incorporated on June 8, 2010 that qualified as a real estate investment trust (“REIT”) for the year ended December 31, 2012 for U.S. federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Healthcare Corp., (our “Advisor”), a Maryland limited liability company. Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Healthcare Manager Corp., formerly known as CNL Properties Manager Corp., (our “Property Manager”) to manage our properties under a six year property management agreement.

We intend to acquire properties primarily in the United States within the senior housing and healthcare sectors, although we may also acquire properties in the lifestyle and lodging sectors. Senior housing asset classes we may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, memory care facilities and skilled nursing facilities. Healthcare asset classes we may acquire include medical office buildings, as well as other types of healthcare and wellness-related properties such as physicians’ offices, specialty medical and diagnostic service providers, specialty hospitals, walk-in clinics and outpatient surgery centers, hospitals and inpatient rehabilitative facilities, long-term acute care hospitals, pharmaceutical and medical supply manufacturing facilities, laboratories and research facilities and medical marts We expect to primarily lease our properties to third-party tenants but may also lease to wholly-owned taxable REIT subsidiaries (“TRS”) and engage independent third-party managers under management agreements to operate the properties as permitted under applicable tax regulations. We also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing.

We believe recent demographic trends and strong supply and demand indicators present a strong case for an investment focus on the acquisition of senior housing and healthcare properties. We believe that the senior housing and healthcare sectors will continue to provide attractive opportunities as compared to other asset sectors.

Portfolio Analysis

As of March 31, 2013, our portfolio consisted of interests in 28 senior housing properties, including 27 senior housing properties and one medical office building. Of our properties, eleven were owned through three unconsolidated joint ventures. Two of our 27 senior housing properties are currently under development. Since March 31, 2013, we acquired an additional two properties through an unconsolidated joint venture, as described below in “Subsequent Events.” Our senior housing properties and medical office buildings are operated by a mix of national or regional operators with the following investment structure:

Wholly-owned:
Leased properties (1)	10
Managed properties (2)	5
Held for development	2
Unconsolidated entities:
Leased Properties (3)	1
Managed properties (3)	12

30

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)	Senior housing properties are managed pursuant to independent third party management contracts where we record property operating revenues and expenses.
(3)	Properties that are owned through unconsolidated joint ventures and accounted for using the equity method. As of May 3, 2013, seven properties held through an unconsolidated joint venture are expected to be sold in mid-2013.

During the remainder of 2013 and beyond, we expect to continue to grow and diversify our portfolio by investing in additional senior housing properties and medical office buildings. We also intend to invest in other types of healthcare properties in order to further create diversification. Refer to Note 12, “Subsequent Events” for acquisitions through the date of this filing. We expect most will be wholly owned, however, we have and may continue to invest in joint ventures where we may have preferred returns ahead of our partners, which helps provide downside protection and consistent cash flows from our investment. While we typically seek to invest in properties that are at or near stabilization, we may also continue to invest in new property developments on a more limited basis. We anticipate that the types of senior housing and healthcare assets that we focus on will evolve over time based on the opportunities that we see, as well as our goal of building a portfolio with long-term growth and income generation that is diversified by asset type, operator and geographic location.

While we are not directly impacted by the performance of the underlying properties leased to third party tenants, we believe that the financial and operational performance of our tenants provides an indication about the health of our tenants and their ability to pay our rent. When evaluating the performance of our senior housing properties, management reviews operating statistics of the underlying properties, including monthly revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which we define as total revenue divided by average number of occupied units during a month, is a performance metric within the senior housing sector. This metric assists us to determine the ability to achieve market rental rates and to obtain revenues from providing care-related services.

For the month of March 31, 2013, the occupancy and RevPOU on our senior housing portfolio was approximately 86.6% and $4,988, respectively. Our medical office building owned through an unconsolidated joint venture was 95.9% leased as of March 31, 2013.

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

Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from net proceeds from our Offering and financings. However, until such time as we are fully invested, we may continue to use proceeds from our Offering and financings to pay a portion of our operating expenses, distributions and debt service.

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

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, other assets and undistributed operating cash flows. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

To date, one of our primary sources of capital has been proceeds from our Offering. For the three months ended March 31, 2013 and 2012, we received aggregate offering proceeds of approximately $73.9 million and $27.6 million, respectively, (7.4 million shares and 2.8 million shares, respectively) including approximately $1.1 million (0.1 million shares) and $0.1 million (0.01 million shares), respectively, received through our distribution reinvestment plan. During the period April 1, 2013 through May 3, 2013, we received additional subscription proceeds of approximately $30.3 million (3.0 million shares). We expect to continue to raise capital under our Offering.

Borrowings

We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. In general, we have pledged our assets in connection with our borrowing. During the three months ended March 31, 2013, we had net repayments of debt totaling $59.1 million, which included the early repayment of our $40 mezzanine loan that we had originally planned to pay in June 2013.As part of the early repayment, we paid an exit fee of $0.8 million upon extinguishment and we expensed an additional $0.2 million in unamortized loan costs as a result of our CHTSunIV Mezz Loan being repaid in full prior to its maturity date. As of March 31, 2013, we had an aggregate debt leverage ratio of approximately 39.5% as compared with 57.2% as of December 31, 2012. Our target leverage ratio is between 40% to 60% debt to total assets; however, during our early growth period leverage may be higher for a period of time. We expect that our leverage will increase as we continue to acquire additional senior living communities, medical office buildings and other healthcare related properties.

Distributions from Unconsolidated Entities

As of March 31, 2013, we had investments in 11 properties through three unconsolidated entities. We are entitled to receive quarterly preferred cash distributions from CHTSun IV and Windsor Manor and distributions on a pro rata basis for Montecito to the extent there is cash available to distribute. For the three months ended March 31, 2013, we were entitled to operating distributions of approximately $1.7 million from the operation of these entities of which approximately $1.5 million were received from CHTSun IV. These distributions are generally received within 45 days after each quarter end. Our distributions in 2013 will be impacted by the proposed sale described below.

In December 2012, in connection with an existing purchase option held by Sunrise Living Investments, Inc. (“Sunrise”) our venture partner on CHTSun IV, we entered into an agreement with Health Care REIT, Inc. (“HCN”), as result of a potential merger by HCN with Sunrise. Under the agreement, HCN and Sunrise will purchase our interest in CHTSun IV for an aggregate purchase price of approximately $62.5 million subject to adjustment based on the closing date and actual cash flow distribution (the “Joint Venture Disposition”). The Joint Venture Disposition was conditioned upon the merger of HCN with Sunrise, which was completed in January 2013. We expect the sale of the venture to close in mid-2013. We plan to reinvest the sale proceeds into additional senior housing and healthcare related investments.

Uses of Liquidity and Capital Resources

Acquisitions

In January 2013, we acquired a 90% membership interest in a medical office building in Claremont, California for approximately $7 million in an equity contribution through an unconsolidated joint venture (“Montecito Joint Venture”) formed by us and an affiliate of MMAC Berkshire L.L.C., our co-venture partner. The remaining 10% interest is held by the co-venture partner, an unaffiliated party. The medical office building is valued at approximately $19.8 million and has 49,984 square feet of rentable space. The Montecito medical office building was 95.9% leased as of March 31, 2013 under leases to seven tenants, anchored by the Pomona Valley Hospital Medical Center (“PVHMC”), a fully accredited 453-bed acute care hospital, which leases an aggregate of 37,871 square feet, or approximately 77% of the net rentable area.

Development Properties

During the three months ended March 31, 2013, we funded approximately $1.8 million in development costs related to our two senior living development projects. Pursuant to the development agreements for the properties under development, as of March 31, 2013, we had commitments to fund approximately $34.9 million in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each property. In addition to continued funding of our current senior living development projects, our Advisor continues to evaluate additional senior living development opportunities.

Stock Issuance and Offering Costs

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with our articles of incorporation and the advisory agreement, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and other offering costs to be paid by us may not exceed 15% of the gross aggregate offering proceeds. During the three months ended March 31, 2013 and 2012, we paid approximately $7.7 million and $4.1 million, respectively, in stock issuance and Offering costs.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. To date, we have had insufficient cash flows from operating activities or funds from operations to fund our distributions; therefore, such amounts have been substantially funded from proceeds of our Offering or borrowings.

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for the three months ended March 31, 2013 and 2012.

		Distributions Paid (2)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Reinvested via DRP	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)(3)	Stock Distributions Declared (at current offering price)	Total Cash and Stock Distributions Declared(4)	Cash Flows Provided by Operating Activities (5)(2)

2013 Quarters
First	$0.09999	$2,099,034	$1,111,733	$987,301	157,449	$1,574,490	$3,673,524	$211,742

		Distributions Paid (2)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Reinvested via DRP	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares) (3)	Stock Distributions Declared (at current offering price)	Total Cash and Stock Distributions Declared(4)	Cash Flows Used in Operating Activities (5)(2)

2012 Quarters
First	$0.09999	$202,598	$112,295	$90,303	15,196	$151,960	$354,558	$(1,954,009)

FOOTNOTES:

(1)	For the three months ended March 31, 2013 and 2012, 100% of total cash distributions declared to stockholders were funded with proceeds from our Offering or borrowings.

For the three months ended March 31, 2013 and 2012, 100% of distributions were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the three months ended March 31, 2013 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

(2)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Distribution Reinvestment Plan.
(3)	The distribution of new common shares to the recipients is non-taxable. Stock distributions may cause the interest of later investors in our stock to be diluted as a result of the stock issued to earlier investors.
(4)	Based on the current offering price of $10.00, stock distributions declared represented approximately 43% of the total value of distributions declared and cash distributions declared represented approximately 57% of the total value of distributions declared.
(5)	Cash flows used in operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offering as opposed to operating cash flows. For the three months ended March 31, 2013 and 2012, we expensed approximately $0.6 million and $1.9 million, respectively, in acquisition fees and expenses, which were paid from the proceeds of our Offering. Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

Common Stock Redemptions

We maintain a redemption plan to provide a minimum level of liquidity to stockholders. The redemption price per share was calculated based on our Offering price and the applicable number of years the stockholder held the shares as of the date of the redemption. The amount redeemed is determined by our board of directors in its sole discretion. The redemption plan generally requires that a stockholder own shares requested to be redeemed for a minimum of one year, and accordingly we did not receive any redemption requests during the three months ended March 31, 2012 due to the fact that our Offering only commenced in October of 2011. We received and paid out $0.2 million in redemption requests during the three months ended March 31, 2013. Our board of directors exercises discretion in determining the level of request to be honored, and ultimately determined to redeem all such requests.

The following table presents a summary of requests received and shares redeemed pursuant to our stock redemption plan during the three months ended March 31, 2013:

Requests in queue	—
Redemptions requested	23,565
Shares redeemed:
Prior period requests	—
Current period requests	(23,565)
Adjustments	—

Pending redemption requests	—

Average price paid per share	$9.30

The Company is not obligated to redeem shares under the redemption plan. If the Company determines to redeem shares, at no time during a 12-month period may the number of shares the Company redeems exceed 5% of the weighted average number of shares of the Company’s outstanding common stock at the beginning of such 12-month period. The aggregate amount of funds under the redemption plan will be determined on a quarterly basis in the sole discretion of the board of directors of the Company, and may be less than but is not expected to exceed the aggregate proceeds from the Company’s distribution reinvestment plan. To the extent the aggregate proceeds received from the distribution reinvestment plan are not sufficient to fund redemption requests pursuant to the 5% limitation described above, the Company’s board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares.

Net Cash Provided by (Used in) Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income from our properties, which in general is rental income under leases and resident fees and services less the property operating expenses and property management fees from managed properties. We experienced positive cash flow from operating activities for the three months ended March 31, 2013 and negative cash flow from operating activities for the three months ended March 31, 2012 of approximately $0.2 million and $2.0 million, respectively. The difference in cash flows from operating activities between the periods presented was primarily the result of:

•	increases in rental income and operating income from managed properties for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012;

•

a reduction of acquisition costs and fees during the three months ended March 31, 2013 compared to March 31, 2012. The acquisition fees and expenses were funded from proceeds of our Offering or debt proceeds and are treated as an operating expense in accordance with GAAP.

As we continue to acquire additional properties we expect that cash flows provided by operating activities will grow.

Subsequent Events

In August 2012, we acquired a 75% membership interest in three senior housing properties through a joint venture, Windsor Manor, formed by us and our co-venture partner, an unrelated party, for approximately $4.8 million in equity. The remaining 25% interest is held by our co-venture partner. In April 2013, the Windsor Manor joint venture acquired two additional senior housing properties in Iowa, Windsor Manor of Indianola and Windsor Manor of Grinnell, collectively valued at approximately $9.1 million (the “Windsor Manor II Communities”). In connection with the acquisition of the Windsor Manor II Communities, subsidiaries of the Windsor Manor Joint Venture assumed loans encumbering the Windsor Manor II Communities with a current aggregate outstanding principal balance of approximately $6.0 million from Wells Fargo Bank and insured by the U.S. Department of Housing and Urban Development. The Windsor Manor II Communities have a combined total of 82 units of which 62 are assisted living and 20 are memory care units.

In April 2013, we entered into an asset purchase agreement with an unrelated party to acquire four medical office buildings located in Tennessee for an aggregate purchase price of approximately $54.5 million.

In April 2013, we entered into an asset purchase agreement with an unrelated party to acquire six skilled nursing facilities located in Arkansas for an aggregate purchase price of approximately $56.4 million.

In May 2013, we closed on a seven year Fannie Mae Delegated Underwriting and Servicing Mortgage Loan (“Primrose II FNMA Loan”) secured by the Primrose II communities of Decatur, Illinois and Zanesville, Ohio. The Primrose II FNMA Loan consists of an aggregate principal amount of approximately $23.5 million, bears interest at a rate of 3.81% and includes a commitment fee of approximately $0.2 million.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2012.

In understanding our operating results in the accompanying financial statements and our expectations about 2013 and beyond, it is important to understand how the growth in our assets has impacted our results. Substantially all of our 2012 acquisitions occurred subsequent to the three months ended March 31, 2012. Operating results for the quarter ended March 31, 2013 reflects our investments of $242.2 million in properties for the full period. We anticipate using a portion of our cash on hand as of March 31, 2013, as well as additional net offering proceeds received subsequent to quarter end through the close of our Offering to invest in additional senior living communities, medical office buildings or other healthcare related assets. As such, we anticipate additional operating income will be generated in subsequent periods due to additional investments.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in “Part II, Item 1A” of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Three months ended March 31, 2013 as compared to the three months ended March 31, 2012

Rental Income from Operating Leases. Rental income from operating leases was approximately $3.5 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively. The increase in rental income from operating leases resulted from our ownership of ten senior housing properties for the full three months ended March 31, 2013, as compared to our ownership of only five of those properties for a partial period during the three months ended March 31, 2012.

Resident Fees and Services. Resident fees and services income was approximately $4.3 million for the three months ended March 31, 2013 as a result of the five managed senior housing properties acquired subsequent to March 31, 2012. There were no resident fees and services income as of March 31, 2012. We further expect increases in the future as we purchase additional managed real estate properties.

Property Operating Expenses. Property operating expenses were approximately $3.2 million for the three months ended March 31, 2013 as a result of the five managed senior housing properties acquired in December 2012. We did not own any managed properties as of March 31, 2012. We further expect increases in the future as we purchase additional managed real estate properties.

General and Administrative. General and administrative expenses for the three months ended March 31, 2013 and 2012 were approximately $1.1 million and $0.5 million, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of director fees and will continue to grow as our asset base increases.

Acquisition Fees and Expenses. Acquisition fees and expenses for the three months ended March 31, 2013 and 2012 were approximately $1.0 million and $1.9 million, respectively, of which approximately $0.4 million were capitalized as investment in unconsolidated entities for the three months ended March 31, 2013. There were no acquisition fees and expenses capitalized for the three months ended March 31, 2012. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate properties.

Asset Management Fees. We incurred approximately $1.0 million and $0.1 million in asset management fees payable to our Advisor during the three months ended March 31, 2013 and 2012, respectively. Asset management fees are payable at a rate of 1% of average invested assets per year end and will continue to grow as our asset base increases.

Property Management Fees. We incurred approximately $0.5 million and $0.02 million in property management fees payable to our property manager during the three months ended March 31, 2013 and 2012, respectively, for services in managing our property operations. Property management fees generally range from 2% to 5% of property revenues or an oversight fee equal to 1% of property revenues for those managed by a third-party and increased as a result of the increase in rental income from operating leases and resident fees and services for managed properties from acquisitions during 2012.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2013 and 2012 was approximately $2.3 million and $0.2 million, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our ten senior housing and five managed senior housing properties for a full period for the three months ended March 31, 2013, as compared to only a partial period of depreciation and amortization on five of our senior housing properties for the three months ended March 31, 2012.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the three months ended March 31, 2013 and 2012 was approximately $3.3 million and $0.7 million, respectively, of which $0.1 was capitalized as development costs relating to the two properties under development. Approximately $1.9 million of the increase was primarily the result of an increase in our average debt outstanding to $163.6 million during the first quarter of 2013 from $31.9 million during the same period in 2012. In addition, during the three months ended March 31, 2013, we amortized an additional $0.4 million in loan costs relating to debt obtained subsequent to March 31, 2012 and collateralized by our real estate assets. We also recorded a write-off of approximately $0.2 million as a loss on the early extinguishment of debt and paid an exit fee of $0.8 million for the three months ended March 31, 2013 upon extinguishment of the CHTSunIV mezzanine loan prior to its maturity date.

Equity in Earnings. Our unconsolidated entities generated earnings of approximately $0.3 million for the three months ended March 31, 2013 relating to our investments in the CHTSunIV, Windsor Manor and Montecito joint ventures, which were acquired subsequent to March 31, 2012. Equity in earnings from unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences. We expect equity in earnings to be directly affected by the expected sale of the CHTSun IV investment in mid-2013, as described above in “Sources of Liquidity and Capital Resources – Distributions from Unconsolidated Entities.”

Income Taxes. During the three months ended March 31, 2013, we recognized state and federal income tax benefit related to our properties held in taxable REIT subsidiaries of approximately $0.01 million. We did not record any income tax benefit or expense during the three months ended March 31, 2012.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses for business combinations from a capitalization/depreciation model) to an expensed-as-incurred model that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP and accounted for as operating expenses. Our management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after its acquisition activity ceases. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the three months ended March 31, 2013 and 2012:

	2013	2012

Net loss	$(3,809,348)	$(2,413,300)
Adjustments:
Depreciation and amortization	2,318,917	210,196
FFO adjustments from unconsolidated entities(3)	1,048,036	—

Total funds from operations	(442,395)	(2,203,104)
Acquisition fees and expenses (1)	578,526	1,899,413
Straight-line adjustments for leases (2)	(417,779)	(108,007)
Loss on early extinguishment of debt (3)	244,077	—
MFFO adjustments from unconsolidated entities:
Acquisition fees and expenses (4)	321,613	—

Total modified funds from operations	$284,042	$(411,698)

Weighted average number of shares of common stock outstanding (basic and diluted) (5)	22,399,106	2,886,564

FFO per share (basic and diluted)	$(0.02)	$(0.76)

MFFO per share (basic and diluted)	$0.01	$(0.14)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses from business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses for business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income or (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	Management believes that adjusting for the loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-recurring, non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(4)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
(5)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Off-Balance Sheet Arrangements

The only material change during the three months ended March 31, 2013 consisted of the following:

In January 2013, we acquired a 90% membership interest in a two-story medical office building in Claremont, California for approximately $7 million in equity through a joint venture (“Montecito Joint Venture”). The Montecito Joint Venture obtained a five-year credit facility for a maximum aggregate principal amount of $35 million, of which $12.5 million was funded in connection with the acquisition of the medical office building and an additional $0.4 million will be funded upon completion of certain tenant improvements. The non-recourse loan which is collateralized by the property and future properties that may be funded under the facility, matures in January 2018 and bears interest at a rate equal to the sum of LIBOR plus 2.6% per annum, payable monthly. The loan requires interest-only payments on the outstanding principal amount through July 2014 and monthly payments thereafter of principal and interest based upon a 360 month amortization schedule. In addition, the Montecito Joint Venture further entered into a three-year forward starting swap with a notional amount of $12.4 million related to the credit facility balance which will bear interest at a fixed rate of 3.935% in years three through five. We and our co-venture partner have provided guarantees in proportion to our ownership percentages.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of March 31, 2013 and 2012:

Contractual Obligations

	Payments Due by Period
	2013	2014 - 2015	2016 - 2017	Thereafter	Total
2013
Mortgage note payable (principal and interest)	$35,057,909	$12,721,840	$13,691,059	$105,416,333	$166,887,142

Development contracts on development properties	$34,813,000	$168,000	$—	$—	$34,981,000

Critical Accounting Policies and Estimates

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2012 for a summary of our critical accounting policies and estimates.

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

The following is a schedule as of March 31, 2013, of our variable rate debt maturities for the remainder of 2013 and each of the next four years, and thereafter (principal maturities only):

	Expected Maturities
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

Fixed rate debt	$1,530,776	$2,128,316	$2,225,789	$2,327,671	$3,362,761	$92,442,404	$104,017,717	$104,000,000	(1)

Weighted average interest rate on fixed debt	4.01%	4.19%	4.18%	4.18%	3.97%	4.17%	4.13%

Variable rate debt	$29,987,000	$—	$—	$—	$—	$—	$29,987,000	$30,000,000

Average interest rate on variable rate debt	Libor +3.75%	—	—	—	—	—	Libor +3.75%

FOOTNOTES:

(1)	The estimated fair value of our fixed rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2013. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a one-percentage point increase in LIBOR in 2013 compared to LIBOR rates as of March 31, 2013 will result in additional interest expense on our variable rate debt of approximately $0.1 million. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

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

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Use of Proceeds from Registered Securities (To be updated)

On June 27, 2011, our Registration Statement (File No. 333-168129), covering a public offering of up to 300,000,000 shares of common stock, was declared effective by the SEC, and our Offering commenced and is ongoing. The use of proceeds from our Offering was as follows as of March 31, 2013:

	Total	Payments to Affiliates (2)	Payments to Others
Shares registered	300,000,000
Aggregate price of offering amount registered	$3,000,000,000
Shares sold (1)	25,406,365

Aggregate amount sold	$252,621,182
Offering expenses (3)	(32,432,313)	$(27,439,865)	$(4,992,448)

Net offering proceeds to the issuer	220,188,869
Proceeds from borrowings, net of loan costs	232,774,089

Total net offering proceeds and borrowings	452,962,958
Purchases of real estate and development costs	(251,434,386)		(251,434,386)
Repayment of borrowings	(102,483,073)		(102,483,073)
Investments in unconsolidated entities	(68,012,197)		(68,012,197)
Payment of acquisition fees and expenses	(12,570,733)	(8,032,887)	(4,537,846)
Payment of distributions	(2,474,029)	(11,334)	(2,462,695)
Payment of operating expenses (4)	(1,801,035)	(1,465,520)	(335,515)
Redemption of common stock	(229,625)		(229,625)
Payment of lender deposits	(165,501)		(165,501)
Payment of leasing costs	(16,770)		(16,770)

Unused proceeds from Offering and borrowings	$13,778,609

FOOTNOTES:

(1)	Excludes 22,222 unregistered shares of our common stock sold to the Advisor in June 2010 and 401,414 shares issued as stock distributions.
(2)	Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.
(3)	Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the Managing Dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in payments to others for purposes of this table.
(4)	Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering and borrowings. The amounts presented above represent the net proceeds used for such purposes as of March 31, 2013.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from the Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay distributions and operating expenses from our net proceeds from our Offering.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between January 1, 2013 and March 31, 2013 (in thousands except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plan	Maximum number of shares that may yet be purchased under the plan as of March 31, 2013 (1)
January 1, 2013 through January 31, 2013	23,565	9.30	23,565	—
February 1, 2013 through February 28, 2013	—	—	—	—
March 1, 2013 through March 31, 2013	—	—	—	—

Total	23,565	9.30	23,565	119,714

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

Item 3.	Defaults Upon Senior Securities - None

Item 4:	Mine Safety Disclosure – Not Applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 2013.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Stockholder Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section