Form 10-Q
period 2013-06-30
CNL Healthcare Properties, Inc.
filed 2013-08-14
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No    ☒

The number of shares of common stock of the registrant outstanding as of August 2, 2013 was 40,326,053.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	June 30, 2013	December 31, 2012

Real estate assets:
Real estate investment properties, net (including VIEs $16,943,329 and $0, respectively)	$292,822,471	$230,410,959
Real estate under development, including land (including VIEs $16,597,176 and $8,399,079, respectively)	16,844,776	8,461,571

Total real estate assets, net	309,667,247	238,872,530

Investment in unconsolidated entities	75,267,852	64,560,061
Cash (including VIEs $28,989 and $8,734, respectively)	55,114,656	18,261,750
Intangibles, net (including VIEs $457,158 and $0, respectively)	9,279,426	7,024,470
Deposits	4,594,213	282,079
Loan costs, net (including VIEs $746,272 and $548,157, respectively)	3,973,359	3,338,286
Other assets (including VIEs $4,876 and $230,536, respectively)	3,733,726	3,984,849
Note receivable from related party	1,812,891	—
Deferred rent (including VIEs $8,615 and $0, respectively)	1,679,718	843,370
Restricted cash (including VIEs $236,590 and $236,000, respectively)	1,392,682	609,908

Total assets	$466,515,770	$337,777,303

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage and other notes payable (including VIEs $14,559,761 and $2,000, respectively)	$169,857,272	$193,151,591
Accounts payable and accrued expenses (including VIEs $2,377,260 and $318,047, respectively)	6,661,602	2,685,000
Due to related parties (including VIEs $90,279 and $71,482, respectively)	2,528,097	1,289,880

Total liabilities	179,046,971	197,126,471

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 36,611,960 and 18,447,553 shares issued and 36,556,511 and 18,446,504 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	365,552	184,467
Capital in excess of par value	314,322,207	156,199,995
Accumulated loss	(19,119,088)	(12,480,338)
Accumulated other comprehensive income	130,754	—
Accumulated distributions	(8,230,626)	(3,253,292)

Total stockholders’ equity	287,468,799	140,650,832

Total liabilities and stockholders’ equity	$466,515,770	$337,777,303

The abbreviation VIEs above mean variable interest entities

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Rental income from operating leases	$4,068,800	$1,922,467	$7,553,207	$2,863,982
Resident fees and services	4,527,377	—	8,845,095	—
Other revenues	12,838	—	12,838	—

Total revenues	8,609,015	1,922,467	16,411,140	2,863,982

Expenses:
Property operating expenses	3,330,765	—	6,547,848	—
General and administrative	1,567,696	575,352	2,676,728	1,059,400
Acquisition fees and expenses	2,365,781	75,772	2,944,307	1,975,185
Asset management fees	598,034	210,125	1,586,654	280,167
Property management fees	485,786	33,137	941,375	49,515
Depreciation and amortization	2,563,452	631,883	4,882,369	842,079

Total expenses, net	10,911,514	1,526,269	19,579,281	4,206,346

Operating income (loss)	(2,302,499)	396,198	(3,168,141)	(1,342,364)

Other income (expense):
Interest and other income	788	5,245	1,923	5,346
Interest expense and loan cost amortization	(1,678,058)	(753,922)	(4,914,594)	(1,428,761)
Equity in earnings (loss) from unconsolidated entities	1,181,752	(773,628)	1,460,135	(773,628)

Total other income (expense)	(495,518)	(1,522,305)	(3,452,536)	(2,197,043)

Loss before income taxes	(2,798,017)	(1,126,107)	(6,620,677)	(3,539,407)

Income tax expense	(31,385)	—	(18,073)	—

Net loss	$(2,829,402)	$(1,126,107)	$(6,638,750)	$(3,539,407)

Net loss per share of common stock (basic and diluted)	$(0.09)	$(0.16)	$(0.25)	$(0.71)

Weighted average number of shares of common stock outstanding (basic and diluted)	30,811,974	6,833,099	26,758,120	4,984,881

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Quarter Ended June 30		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(2,829,402)	$(1,126,107)	$(6,638,750)	$(3,539,407)

Other comprehensive income:
Unrealized gain on derivative financial instrument	211,166	—	130,754	—

Total other comprehensive income	211,166	—	130,754	—

Comprehensive loss	$(2,618,236)	$(1,126,107)	$(6,507,996)	$(3,539,407)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2013 (unaudited) and the Year Ended December 31, 2012

	Common Stock		Capital in			Accumulated Other	Total
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	Loss	Distributions	Income	Equity

Balance at December 31, 2011	1,357,572	$13,576	$11,504,283	$(1,759,580)	$(55,892)	$—	$9,702,387
Subscriptions received for common stock through public offering and distribution reinvestment plan	16,850,196	168,503	168,097,804	—	—	—	168,266,307
Stock distributions	239,785	2,398	(2,398)	—	—	—	—

Redemption of common stock	(1,049)	(10)	(10,464)	—	—	—	(10,474)
Stock issuance and offering costs	—	—	(23,389,230)	—	—	—	(23,389,230)

Net loss	—	—	—	(10,720,758)	—	—	(10,720,758)
Cash distributions, declared and paid or reinvested ($0.39996 per share)	—	—	—	—	(3,197,400)	—	(3,197,400)

Balance at December 31, 2012	18,446,504	184,467	156,199,995	(12,480,338)	(3,253,292)	—	140,650,832
Subscriptions received for common stock through public offering and distribution reinvestment plan	17,782,961	177,830	177,329,637	—	—	—	177,507,467
Stock distributions	373,303	3,733	(3,733)	—	—	—	—

Redemptions of common stock	(46,257)	(478)	(423,295)	—	—	—	(423,773)

Stock issuance and offering costs	—	—	(18,780,397)	—	—	—	(18,780,397)

Net loss	—	—	—	(6,638,750)	—	—	(6,638,750)
Other comprehensive income	—	—	—	—	—	130,754	130,754
Cash distributions, declared and paid or reinvested ($0.19998 per share)	—	—	—	—	(4,977,334)	—	(4,977,334)

Balance at June 30, 2013	36,556,511	$365,552	$314,322,207	$(19,119,088)	$(8,230,626)	$130,754	$287,468,799

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net cash flows provided by operating activities	$3,176,041	$496,601

Investing activities:
Acquisition of properties	(69,455,100)	(83,650,000)
Development of properties	(6,390,705)	—
Investment in unconsolidated entities	(12,175,524)	(59,269,271)
Changes in restricted cash	(782,774)	(39,400)
Capital expenditures	(79,203)	—
Deposits on real estate	(4,358,725)	—
Issuance of note receivable to related party	(1,812,891)	—
Other	—	(9,087)

Net cash flows used in investing activities	(95,054,922)	(142,967,758)

Financing activities:
Subscriptions received for common stock through public offering	174,851,669	68,533,285
Payment of stock issuance costs	(18,525,209)	(10,418,795)
Distributions to stockholders, net of distribution reinvestments	(2,321,536)	(339,296)
Redemption of common stock	(219,140)	(10,474)
Proceeds from mortgage note payable	92,615,761	111,400,000
Principal payment on mortgage note payable	(115,910,080)	(21,522,000)
Lender deposits	(66,907)	—
Payment of loan costs	(1,692,771)	(2,091,152)

Net cash flows provided by financing activities	128,731,787	145,551,568

Net increase in cash	36,852,906	3,080,411
Cash at beginning of period	18,261,750	10,001,872

Cash at end of period	$55,114,656	$13,082,283

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$850,644	$196,753

Loan costs	$169,307	$—

Accrued development costs	$2,222,001	$—

Redemptions payable	$204,633	$—

Construction management fee	$44,024	$—

Stock distributions (at par)	$3,733	$570

Loan cost amortization capitalized on development properties	$31,240	$—

Unrealized gain on derivative financial instrument	$130,754	$—

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (the “Company”) is a Maryland corporation incorporated on June 8, 2010 that intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the year ended December 31, 2012.

The Company’s investment focus is on acquiring properties within the senior housing and healthcare sectors primarily in the United States. Senior housing asset classes the Company may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, memory care facilities and skilled nursing facilities. Healthcare asset classes the Company may acquire include medical office buildings, as well as other types of healthcare and wellness-related properties such as physicians’ offices, specialty medical and diagnostic service providers, specialty hospitals, walk-in clinics and outpatient surgery centers, hospitals and inpatient rehabilitative facilities, long-term acute care hospitals, pharmaceutical and medical supply manufacturing facilities, laboratories and research facilities and medical marts. The Company expects to primarily lease its properties to third-party tenants but may also lease to wholly-owned taxable REIT subsidiaries (“TRS”) and engage independent third-party managers under management agreements to operate the properties as permitted under applicable tax regulations. The Company also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing.

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

The Company is externally managed and advised by CNL Healthcare Corp., (the “Advisor”), a Florida corporation. The Advisor is responsible for managing the Company’s day-to-day affairs and for identifying and making acquisitions and investments on its behalf. The Company has also retained CNL Healthcare Manager Corp., (the “Property Manager”) to manage its properties under a six year property management agreement.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter or six months ended June 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Reclassifications — Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net loss or stockholders’ equity.

Derivative Financial Instruments — The Company, through an unconsolidated equity method investment, uses a derivative financial instrument to partially offset the effect of fluctuating interest rates on the cash flows associated with the unconsolidated equity method investment’s variable-rate debt. Upon entry into a derivative, the Company, through its unconsolidated equity method investment, formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company, through its unconsolidated equity method investment, accounts for derivatives through the use of a fair value concept whereby the derivative positions are stated at fair value in the accompanying condensed consolidated balance sheets. The fair value of derivatives used to hedge or modify risk fluctuates over time. As such, the fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transaction and to the overall reduction in the exposure relating to adverse fluctuations in interest rates on the variable-rate debt.

The Company’s realized and unrealized gain (loss) on derivative financial instruments designated by the unconsolidated equity method investment as cash flow hedges are reported as a component of other comprehensive income (loss), a component of stockholders’ equity, in the accompanying condensed consolidated statements of comprehensive income (loss) to the extent they are effective; reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying condensed consolidated statements of operations as derivative gain (loss). Realized and unrealized gain (loss) on derivative financial instruments designated as cash flow hedges that are entered into by the Company’s equity method investments are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investment, with reclassifications and ineffective portions being included in equity in earnings (loss) of unconsolidated entities in the accompanying condensed consolidated statements of operations.

Shares Based Payments to Non-Employees — In connection with the expense support and restricted stock agreement (the “Expense Support Agreement”) described in Note 9, “Related Party Arrangements,” the Company may issue subordinated forfeitable restricted stock (“Restricted Stock”) to the Advisor on a quarterly basis in exchange for providing expense support in the event that cash distributions declared exceed modified funds from operations as defined by the Expense Support Agreement. No Restricted Stock has been issued as of June 30, 2013, however, the Company expects to issue approximately 0.05 million shares during the third quarter of 2013 in connection with expense support of $0.5 million that was provided during the quarter ended June 30, 2013.

The Restricted Stock is forfeited if shareholders do not ultimately receive their original invested capital back with at least a 6% annualized return of investment upon a future liquidity event of the Company. As a result of the uncertainty whether the Restricted Stock shares ever vest since there is no ability to determine whether the economic hurdle and liquidation event conditions will be met, the shares granted will have no value upon issuance. The achievement of these hurdles is subject to many factors including future market conditions, valuations for the Company and its assets and the performance of the Company’s various assets and is not within the control of the Advisor. Upon issuance of Restricted Stock, the Company measures the fair value at its then-current lowest aggregate fair value pursuant to ASC 505-50. However, given that performance is outside the control of the Advisor and involves both market conditions and counterparty performance conditions, the shares are treated as unissued for accounting purposes and a fair value of zero is recognized as compensation expense until the instruments vest.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

On the date in which the Advisor satisfies the vesting criteria, the Company remeasures the fair value of the Restricted Stock pursuant to ASC 505-50 and records expense equal to the difference between the original fair value and that of the remeasurement date. Until such time, the Company concludes there would be no fair value recognition of expense and no adjustment to stockholders’ equity related to the issuance of Restricted Stock to the Advisor in lieu of payment in cash for advisory services.

Pursuant to the Expense Support Agreement, the Advisor shall be the record owner of the Restricted Stock until the shares of common stock are sold or otherwise disposed of, and shall be entitled to all of the rights of a stockholder of the Company including, without limitation, the right to vote such shares (to the extent permitted by the Articles) and receive all dividends and other distributions paid with respect to such shares. All dividends or other distributions actually paid to the Advisor in connection with the Restricted Stock shall vest immediately and will not be subject to forfeiture. As such, the Company recognizes expense related to the dividends on the Restricted Stock shares as declared.

The Company will only include the Restricted Stock in the calculation of diluted earnings per share to the extent their effect is dilutive and the vesting conditions have been satisfied as of the reporting date.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (Topic 210).” This ASU also serves to amend the disclosure requirements in FASB ASU 815, “Derivatives and Hedging.” This ASU will require companies to provide both net amounts (those that are offset) and gross information (as if amounts are not offset) in notes to the financial statements. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, that clarifies which instruments and transactions are subject to the offsetting disclosure requirement within the scope of ASU 2011-11. This ASU is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this ASU did not have a material effect on the Company’s financial statements and disclosures. See Note 10. “Derivative Financial Instruments” for additional information.

In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification.” This update clarified the guidance in subtopic 360-20 as it applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Company has determined that the impact of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

Consolidated Entities — During the six months ended June 30, 2013, the Company acquired the following seven single-tenant triple-net leased properties:

Property/Description	Location	Date of Acquisition	Allocated Purchase Price

Perennial Skilled Nursing Facilities (“Perennial SNFs”)
Bates Healthcare Center	Batesville, AR	5/31/2013	$6,205,650
One skilled nursing facility

Broadway Healthcare Center	West Memphis, AR	5/31/2013	11,798,650
One skilled nursing facility

Jonesboro Healthcare Center	Jonesboro, AR	5/31/2013	15,232,050
One skilled nursing facility

Magnolia Healthcare Center	Magnolia, AR	5/31/2013	11,847,150
One skilled nursing facility

Mine Creek Healthcare Center	Nashville, AR	5/31/2013	3,373,500
One skilled nursing facility

Searcy Healthcare Center	Searcy, AR	5/31/2013	7,898,100
One skilled nursing facility

Medical Office Building
LaPorte Cancer Center	Westville, IN	6/14/2013	13,100,000
One medical office building

			$69,455,100

For the six months ended June 30, 2013, the Company paid to the Advisor approximately $1.3 million of investment service fees and acquisition expenses related to the acquisition of the Perennial SNFs and the LaPorte Cancer Center.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

3.	Acquisitions (continued)

The following summarizes the allocation of the purchase price for the above properties, and the estimated fair values of the assets acquired as of June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012

Land and land improvements	$2,999,600	$5,746,081
Buildings and building improvements	59,693,800	75,680,273
Furniture and equipment	3,549,000	933,313
In place lease intangibles (1)	3,212,700	1,690,333

	$69,455,100	$84,050,000

FOOTNOTES:
(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles was approximately 11.4 years and 10 years, respectively.

The revenues and net losses (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the properties included in the Company’s condensed consolidated statements of operations were approximately $0.6 million and $(1.6) million, respectively, for the quarter and six months ended June 30, 2013; and approximately $1.9 million and $0.3 million, respectively, and $2.9 million and $(1.6) million, respectively, for the quarter and six months ended June 30, 2012.

In July 2013, the Company acquired a portfolio of four medical office buildings in Knoxville, Tennessee (the “Knoxville MOBs”), see Note 16, “Subsequent Events,” for additional information.

The following table presents the unaudited pro forma results of operations for the Company as if each of the properties (including the Knoxville MOBs) were acquired as of January 1, 2012 and owned during the quarter and six months ended June 30, 2013 and 2012:

	(Unaudited) Quarter ended June 30,		(Unaudited) Six months ended June 30,
	2013	2012	2013	2012

Revenues	$10,963,230	$4,858,933	$21,703,963	$9,744,721

Net loss (1)	$(845,210)	$(560,651)	$(3,743,104)	$(3,927,082)

Income (loss) per share of common stock (basic and diluted)	$(0.02)	$(0.07)	$(0.12)	$(0.39)

Weighted average number of shares of common stock outstanding (basic and diluted)(2)	34,903,153	7,617,081	31,361,964	10,121,510

FOOTNOTES:

(1)

The pro forma results for the quarter and six months ended June 30, 2013, were adjusted to exclude approximately $3.2 million of acquisition related expenses directly attributable to the acquisition of the eleven properties, of which approximately $1.8 million was included in the condensed consolidated statement of operations for the quarter and six months ended June 30, 2013, and approximately $1.4 million was incurred subsequently in July 2013. The pro forma results for the quarter and six months ended June 30, 2012 were adjusted to include these charges as if the properties had been acquired on January 1, 2012.

(2)

As a result of the properties being treated as operational since January 1, 2012, the Company assumed approximately 5.1 million shares were issued as of January 1, 2012. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2012 instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the period presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

4.	Real Estate Investment Properties, net

As of June 30, 2013 and December 31, 2012, real estate investment properties consisted of the following:

	June 30, 2013	December 31, 2012
Land and land improvements	$19,178,506	$16,162,081
Building and building improvements	271,020,835	211,321,273
Equipment	8,492,935	4,887,313
Less: accumulated depreciation	(5,869,805)	(1,959,708)

Real estate investment properties, net	292,822,471	230,410,959
Real estate under development, including land	16,844,776	8,461,571

Total real estate assets, net	$309,667,247	$238,872,530

Depreciation expense on the Company’s real estate investment properties, net was approximately $2.1 million and $3.9 million for the quarter and six months ended June 30, 2013, respectively; and approximately $0.6 million and $0.8 million for the quarter and six months ended June 30, 2012, respectively.

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2013 are as follows:

	June 30, 2013	December 31, 2012
In place lease intangibles	$10,394,805	$7,165,333
Less: accumulated amortization	(1,115,379)	(140,863)

Intangibles, net	$9,279,426	$7,024,470

Amortization expense on the Company’s intangible assets was approximately $0.5 million and $1.0 million for the quarter and six months ended June 30, 2013, respectively; and approximately $0.04 million and $0.06 million for the quarter and six months ended June 30, 2012, respectively.

The estimated future amortization for the Company’s intangible assets as of June 30, 2013 was as follows:

2013	$1,074,674
2014	2,149,349
2015	1,357,749
2016	566,149
2017	566,149
Thereafter	3,565,356

$9,279,426

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

6.	Operating Leases

As described in Note 3, “Acquisitions,” the Company acquired seven single-tenant properties that were 100% leased under operating leases during the six months ended June 30, 2013.

The Perennial Communities are operated by a subsidiary of Arkansas SNF Operations Acquisition III, LLC (“Arkansas SNF”) under triple-net lease agreements having an initial term of ten years, with two five-year renewal options. In the initial year, the aggregate minimum annual rent for the Perennial SNFs is approximately $5.54 million, and the average effective annual rental per usable bed is approximately $7,100. Annual base rent is equal to the properties’ lease basis multiplied by the initial lease rate of 9.75% and will escalate thereafter pursuant to the lease agreements. Annual capital reserve income is paid to the Company based on $500 per bed each year.

The LaPorte Cancer Center is leased to Michiana Hematology Oncology, P.C., the largest independent oncology practice in Indiana, under a 20-year triple-net lease, which will expire on October 31, 2030, with current annual base rent of approximately $1.04 million. Holladay Properties, the largest private healthcare property management and development group in the United States, manages the building under a property management agreement having an initial term of two years, with automatic renewals of one year each unless terminated by either party.

Under the terms of the aforementioned lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to taxing authorities. However, if the tenant does not pay, the Company will be liable. The total annualized property tax assessed on these properties as of June 30, 2013 was approximately $1.4 million.

As of June 30, 2013, the Company owned 17 real estate investment properties that were 100% leased under operating leases. The following is a schedule of future minimum lease payments to be received under non-cancellable operating leases for the remainder of 2013 and each of the next four years and thereafter, in the aggregate, as of June 30, 2013:

2013	$10,911,827
2014	22,091,325
2015	22,488,690
2016	22,964,927
2017	23,470,940
Thereafter	126,034,377

$227,962,086

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

7.	Unconsolidated Entities

In January 2013, the Company acquired a 90% membership interest in a two-story medical office building in Claremont, California for approximately $7.0 million in equity through a joint venture (“Montecito Joint Venture”) formed by the Company and its co-venture partner, an unrelated party, that holds the remaining 10% interest. Under the terms of the venture agreement, operating cash flows will be distributed to the Company and its co-venture partner on a pro rata basis. The Company accounts for this investment under the equity method of accounting because the decisions that significantly impact the entity are shared between the Company and its co-venture partner. The total acquisition price for the medical office building was approximately $19.8 million. The medical office building consists of a single two-story building having a total net rentable area of 48,984 square feet.

The Montecito Joint Venture obtained a five-year credit facility for a maximum aggregate principal amount of $35 million, of which $12.5 million was funded in connection with the acquisition of the medical office building and an additional $0.4 million was funded upon completion of certain tenant improvements. The non-recourse loan which is collateralized by the property and future properties that may be funded under the facility matures in January 2018 and bears interest at a rate equal to the sum of LIBOR plus 2.6% per annum, payable monthly. The loan requires interest-only payments on the outstanding principal amount through July 2014 and monthly payments thereafter of principal and interest based upon a 360-month amortization schedule. In addition, the Montecito Joint Venture further entered into a three-year forward starting swap with a notional amount of $12.4 million related to the credit facility balance which will bear interest at a fixed rate of 3.935% in years three through five. Refer to Note 10, “Derivative Financial Instruments” for additional information.

In April 2013, the Company, through its Windsor Manor joint venture, acquired a 75% membership interest in two additional senior housing properties located in Iowa collectively valued at approximately $12.2 million (the “Windsor Manor II Communities”). The Windsor Manor II Communities feature 82 living units comprised of 62 assisted living units and 20 memory care units. In connection with the acquisition, the Windsor Manor joint venture assumed two non-recourse loans encumbering the Windsor Manor II Communities with total outstanding principal balances of approximately $6.0 million.

For the six months ended June 30, 2013, the Company capitalized approximately $0.5 million of investment service fees and acquisition expenses related to the Company’s investment in the Montecito and Windsor Manor joint ventures. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

In December 2012, in connection with an existing purchase option held by Sunrise Living Investments, Inc. (“Sunrise”) on CHTSunIV, another unconsolidated entity, the Company entered into a sale agreement with Health Care REIT, Inc. (“HCN”), as result of a potential merger by HCN with Sunrise. Under the agreement, HCN and Sunrise were entitled to purchase the Company’s interest in CHTSunIV for an aggregate purchase price of approximately $62.5 million subject to adjustment based on the closing date and actual cash flow distribution (the “Joint Venture Dispositions”). The Joint Venture Dispositions were conditioned upon the merger of HCN with Sunrise, which was completed in January 2013. The sale of CHTSunIV closed on July 1, 2013 as described in Note 16, “Subsequent Events.”

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

7.	Unconsolidated Entities (continued)

The following table presents condensed financial information for each of the Company’s unconsolidated entities as of and for the quarter and six months ended June 30, 2013:

	For the quarter ended June 30, 2013
	Montecito(2)		CHTSunIV(4)	Windsor Manor	Total
Revenues	$452,712		$12,183,182	$2,509,978	$15,145,872

Operating income (loss)	$158,276	(3)	$3,877,329	$(74,298)	$3,961,307

Net income (loss)	$54,486		$379,551	$(319,010)	$115,027

Income (loss) allocable to other venture partners (1)	$5,447		$(507,556)	$(588,653)	$(1,090,762)

Income allocable to the Company (1)	$49,039		$887,107	$269,643	$1,205,789
Amortization of capitalized acquisition costs	(1,876)		(18,174)	(3,987)	(24,037)

Equity in earnings of unconsolidated entities	$47,163		$868,933	$265,656	$1,181,752

Distributions declared to the Company	$342,158		$1,507,987	$5,301	$1,855,446

Distributions received by the Company	$—		$1,486,500	$175,095	$1,661,595

	For the six months ended June 30, 2013
	Montecito(2)		CHTSunIV(4)	Windsor Manor	Total
Revenues	$808,741		$24,107,268	$3,283,221	$28,199,230

Operating income (loss)	$(55,125)	(3)	$7,483,713	$5,803	$7,434,391

Net loss	$(238,559)		$(46,380)	$(492,014)	$(776,953)

Loss allocable to other venture partners (1)	$(23,856)		$(1,365,854)	$(894,414)	$(2,284,124)

Income (loss) allocable to the Company (1)	$(214,703)		$1,319,474	$402,400	$1,507,171
Amortization of capitalized acquisition costs	(3,813)		(36,347)	(6,876)	(47,036)

Equity (loss) in earnings of unconsolidated entities	$(218,516)		$1,283,127	$395,524	$1,460,135

Distributions declared to the Company	$342,158		$2,990,282	$180,396	$3,512,836

Distributions received by the Company	$—		$2,954,639	$223,985	$3,178,624

  FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.

(2)	Represents operating results from the date of acquisition through the end of the periods presented.

(3)	Includes approximately $0.1 and $0.5 million of non-recurring acquisition expenses incurred by the joint venture for the quarter and six months ended June 30, 2013.

(4)	In July 2013, the Company completed its sale of its joint venture membership interest in CHTSunIV. Refer to Note 16, “Subsequent Events,” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

7.	Unconsolidated Entities (continued)

The following tables present financial information for the Company’s unconsolidated entities as of and for the quarter and six months ended June 30, 2012:

	Quarter ended June 30, 2012 (2)	Six months ended June 30, 2012 (2)
Revenues	$—	$—

Operating loss	$(1,372,635)	$(1,372,635)

Net loss	$(1,433,935)	$(1,433,935)

Loss allocable to other venture partners (1)	$(660,307)	$(660,307)

Loss allocable to the Company (1)	$(773,628)	$(773,628)
Amortization of capitalized acquisition costs	—	—

Loss in earnings of unconsolidated entities	$(773,628)	$(773,628)

FOOTNOTES:

(1)	Income is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	Represents operating data from the date of acquisition through the end of the period presented.

8.	Indebtedness

In March 2013, the Company extinguished the outstanding balance of $40 million of its mezzanine loan prior to its scheduled expiration. In connection therewith, the Company wrote-off approximately $0.2 million in unamortized loan costs as interest expense and loss on the early extinguishment of debt. Both the unamortized loan costs and the exit fee are included in interest expense and loan cost amortization in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2013. In addition, the Company paid an exit fee of $0.8 million or 2.0% upon extinguishment of the CHTSunIV mezzanine loan.

During the six months ended June 30, 2013, the Company repaid approximately $75 million (including $25.3 million that was re-advanced in March 2013 pursuant to a loan modification) on the Primrose II bridge loan of which approximately $23.5 million was funded with permanent financing obtained during the period.

In May 2013, the Company obtained long-term financing for two of the five Primrose II Communities located in Decatur, Illinois and Zanesville, Ohio. Each of these properties entered into a combined loan and security agreement with an aggregate original principal amount of approximately $23.5 million (collectively, the “Primrose II Loans”). The Company has guaranteed the Primrose II Loans pursuant to standard non-recourse carve-out guarantees. Interest on the outstanding principal balance of the Primrose II Loans accrues at a fixed rate of 3.81% per annum. Beginning on July 1, 2013, the Primrose II Loans are payable in equal monthly installments of principal and interest based on a 30-year amortization schedule, with all outstanding principal, plus all accrued and unpaid interest, due and payable on June 1, 2020.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

8.	Indebtedness (continued)

In May 2013, in connection with the Perennial SNFs acquisition, the Company entered into a secured non-recourse loan agreement for a three-year term loan in the aggregate principal amount of $30.0 million (the “Perennial Loan”). The Perennial Loan matures on May 31, 2016 and may be prepaid in whole or in part without penalty except for any breakage costs. Interest on the outstanding principal balance of the Perennial Loan accrues at a rate equal to LIBOR plus 4.25%. In addition to each monthly interest payment, the Company is required to make monthly principal payments commencing May 10, 2015 through the maturity date in an amount sufficient to amortize the loan on a 25-year schedule at a per annum rate of 6%.

In June 2013, in connection with the LaPorte Cancer Center acquisition, the Company entered into a non-recourse loan agreement for $8.5 million, which matures on June 14, 2028 (“LaPorte Loan”). The loan bears interest at a rate of 4.25% for the first seven years and, thereafter, at a rate subject to changes in an independent index which is the weekly average yield on the 7-year International SWAPs and Derivatives Association (“ISDA”) mid-market par SWAP rates.

The Company’s loans contain customary affirmative, negative and financial covenants including limitations on incurrence of additional indebtedness, minimum occupancy at the properties, debt service coverage and minimum tangible net worth. As of June 30, 2013, the Company was in compliance with the aforementioned financial covenants.

Maturities of indebtedness for the remainder of 2013 and each of the next four years and thereafter, in the aggregate, as of June 30, 2013 were as follows:

2013	$1,491,674
2014	3,087,301
2015	3,634,960
2016	33,059,855
2017	8,618,368
Thereafter	119,965,114

$169,857,272

The fair value and carrying value of mortgage and other notes payable were approximately $159.2 million and $169.9 million as of June 30, 2013, respectively, and both were approximately $193.2 million as of December 31, 2012 based on then-current rates and spreads the Company would expect to obtain for similar borrowings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage note payable is categorized as level 3 on the three-level fair value hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of June 30, 2013 and December 31, 2012 because of the relatively short maturities of the obligations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

9.	Related Party Arrangements

In March 2013, the Company’s board of directors approved an amendment to the advisory agreement with the Advisor that will provide for payments of asset management fees based on a percentage of the average real estate values as defined in the agreement rather than amounts as of the end of the preceding month.

In March 2013, the Company entered into the Expense Support Agreement with the Advisor pursuant to which the Advisor has agreed to accept certain payments in the form of forfeitable restricted common stock of the Company in lieu of cash for services rendered and applicable asset management fees and specified expenses owed by the Company to the Advisor under the advisory agreement. The term of the Expense Support Agreement runs from April 1, 2013 until December 31, 2013, subject to the right of the Advisor to terminate the Expense Support Agreement upon 30 days’ written notice to the Company. The term of the Expense Support Agreement may be extended by the mutual consent of the Company and the Advisor.

Commencing on April 1, 2013, the Advisor shall provide expense support to the Company through forgoing the payment of fees in cash and acceptance of restricted stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Expense Support Agreement). The expense support amount shall be determined for each calendar quarter of the Company, on a non-cumulative basis, with each such quarter-end date (“Determination Date”).

In exchange for services rendered under the advisory agreement and in consideration of the expense support provided by the Advisor, the Company shall issue to the Advisor, within 45 days following each Determination Date, a number of shares of restricted stock equal to the quotient of the expense support amount for the preceding quarter divided by the then-current public offering price per share of common stock, on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreement. Any amounts deferred, and for which restricted stock shares are issued, pursuant to the Expense Support Agreement will be permanently waived by the Advisor and the Company will have no obligation to pay such amounts. The restricted stock is subordinated and forfeited to the extent that shareholders do not receive their original invested capital back with at least a 6% annualized return of investment upon ultimate liquidity of the company.

For the quarter and six months ended June 30, 2013, approximately $0.5 million in asset management fees were forgone in accordance with the terms of the Expense Support Agreement. As of June 30, 2013, the Advisor had forgone a total of $0.5 million in asset management fees under the terms of the Expense Support Agreement. The Company expects to issue approximately 0.05 million shares during the third quarter of 2013 in connection with the expense support received during the quarter ended June 30, 2013.

As of June 30, 2013, the Advisor is not entitled to any dividends or other distributions with respect to the Restricted Stock shares and no compensation expense has been recognized for the quarter and six months ended June 30, 2013.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

9.	Related Party Arrangements (continued)

For the quarters and six months ended June 30, 2013 and 2012, the Company incurred the following fees in connection with its Offering:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Selling commissions	$2,221,835	$2,510,749	$3,917,433	$4,432,183
Marketing support fees	3,039,569	1,217,197	5,210,451	2,040,669

Total Offering expenses	$5,261,404	$3,727,946	$9,127,884	$6,472,852

For the quarters and six months ended June 30, 2013 and 2012, the Company incurred the following fees and reimbursable expenses as follows:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Reimbursable expenses:
Offering costs	$1,244,417	$2,022,653	$2,022,147	$3,427,346
Operating expenses	744,116	407,337	1,348,268	824,043

	$1,988,533	$2,429,990	$3,370,415	$4,251,389

Investment services fees (1)	$1,545,768	$2,301,311	$1,866,281	$3,856,236
Property management fees (2)	320,974	33,137	583,767	49,215
Asset management fees (3)	633,297	210,125	1,633,817	280,167

Total reimbursable expenses, net	$2,500,039	$2,544,573	$4,083,865	$4,185,618

FOOTNOTES:

(1)

For the quarter and six months ended June 30, 2013, the Company incurred approximately $1.5 million and $1.9 million, respectively, in investment service fees of which approximately $0.2 and $0.5 million, respectively, were capitalized as part of its investment basis in the Montecito Joint Venture and the additional Windsor Manor II Communities. For the quarter and six months ended June 30, 2012, the Company incurred approximately $2.3 million and $3.9 million, respectively, in investment services fees of which approximately $2.3 million and $2.3 million, respectively, were capitalized as part of its investment basis in the CHTSunIV joint venture.

(2)

For the quarter and six months ended June 30, 2013, the Company incurred approximately $0.3 million and $0.6 million in property and construction management fees of which $0.06 and $0.08 million have been capitalized and included in real estate under development. There were no capitalized property or construction management fees for the quarter and six months ended June 30, 2012.

(3)

For the quarter and six months ended June 30, 2013, the Company incurred approximately $0.6 million and $1.6 million in asset management fees which is net of approximately $0.5 million in asset management fees that were forgone in accordance with the terms of the Expense Support Agreement for the quarter and six months ended June 30, 2013. For the quarter and six months ended June 30, 2013, the Company capitalized approximately $0.04 and $0.05 million, respectively, in asset management fees and included in real estate under development. There were no asset management fees forgone or capitalized for the quarter and six months ended June 30, 2012. See description of the Expense Support Agreement above for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

9.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses were as follows as of:

	June 30, 2013	December 31, 2012
Due to managing dealer:
Selling commissions	$329,143	$102,656
Marketing support fees	304,027	136,337

	633,170	238,993

Due to property manager:
Property management fees	320,974	452,131

	320,974	452,131

Due to the Advisor and its affiliates:
Asset management fees	633,297	—
Reimbursable operating expenses	723,182	242,293
Reimbursable offering costs	217,474	356,463

	1,573,953	598,756

	$2,528,097	$1,289,880

The Company incurs operating expenses which, in general, are related to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (referred to as the “Expense Cap Test”). In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreement. For the Expense Year ended June 30, 2013, the Company did not incur operating expenses in excess of the Limitation.

In June 2013, the Company originated an acquisition, development and construction loan in the amount of $6.2 million (“ADC Loan”) to C4 Development, LLC (“Crosland Southeast”), a related party by virtue of a family relationship between a principal of the borrower and the Company’s vice chairman who recused himself from review and approval of the investment, for the development of a 22,000 square foot medical office building in Rutland, Virginia that will function as an out-patient emergency and imaging center and will be leased to Hospital Corporation of America (“HCA”). The triple-net lease with HCA is effective upon Crosland Southeast obtaining a certificate of occupancy and contains a 10 year initial term with four 5 year renewal options. As of June 30, 2013, approximately $1.8 million of the ADC Loan commitment had been funded and used for the purchase of 2.8 acres of land to develop the medical office building (“HCA Rutland”).

Concurrent with the ADC Loan, the Company also entered into a right of first refusal to acquire the HCA Rutland property with a one year term from the earlier of (a) the maturity date of the ADC Loan or (b) the date that the ADC Loan is paid in full. Based on review and assessment of the transaction structure, the Company has determined that it holds a variable interest in Crosland Southeast through the ADC Loan; however, the Company further concluded that it is not the primary beneficiary of the HCA Rutland development as the Company does not have the power to direct the activities that most significantly impact economic performance of either Crosland Southeast or the HCA Rutland development. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the amounts funded under the ADC Loan, which totaled approximately $1.8 million as of June 30, 2013. The Company’s exposure is limited as a result of the Company’s collateralized interest in the HCA Rutland development.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

9.	Related Party Arrangements (continued)

The approximate $1.8 million of funding on the ADC Loan has been recorded as a note receivable from related party in the accompanying condensed consolidated balance sheet as of June 30, 2013 and is comprised of the following:

				Loan Principal Balance as of
Borrower (Description of Collateral Property)	Origination Date	Maturity Date (1)	Interest Rate (2)	June 30, 2013	December 31, 2012
Crosland Southeast (land development)	6/27/2013	6/27/2014	16.0%	$1,773,008	$—
Loan origination costs				37,519	—
Accrued interest (3)				2,364	—

Total carrying amount				$1,812,891	$—

  FOOTNOTES:

(1)	The initial term of the ADC Loan is one year with an extension option of up to six months.

(2)	The interest rate is comprised of an 8% component that is paid monthly and an 8% component that is paid upon maturity of the ADC Loan.

(3)	This amount is included in Other revenues in the accompanying condensed statements of operations for the quarter and six months ended June 30, 2013.

The fair value and carrying value of the Company’s note receivable from related party were both approximately $1.8 million as of June 30, 2013 based on then-current rates and spreads that a market participant would expect to obtain for similar financings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair value related to the Company’s note receivable from related party is categorized as level 3 on the three-level fair value hierarchy.

The following is a schedule of future principal maturities for the note receivable from related party for the remainder of 2013 and each of the next four years and thereafter, in the aggregate, as of June 30, 2013:

2013	$—
2014	1,773,008
2015	—
2016	—
2017	—
Thereafter	—

Total	$1,773,008

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

9.	Related Party Arrangements (continued)

In connection with the ADC Loan agreement, Crosland Southeast established an interest reserve account of approximately $0.3 million at a bank in which the Company’s chairman serves as a director. The purpose of the interest reserve account is to pay regular interest payments that will be due and payable under the ADC Loan. Moreover, Crosland Southeast will continue to make periodic payments to the interest reserve account to ensure sufficient funds to cover monthly interest payments coming due under the ADC Loan. In addition, the Company maintains an account at a bank in which the Company’s chairman serves as a director. The Company had deposits at that bank in the amount of approximately $0.4 million and $0.1 million as of June 30, 2013 and December 31, 2012, respectively.

10.	Derivative Financial Instruments

In January 2013, the Company, through its Montecito Joint Venture, entered into a forward interest rate swap agreement to hedge interest rate exposure related to its variable-rate debt (“Montecito Swap”). The agreement requires the Montecito Joint Venture to pay a fixed amount based on a quoted interest rate of 1.335% from January 2015 through January 2018 based on aggregate notional values of approximately $12.4 million. The agreement further provides for the Company, through its Montecito Joint Venture, to receive a variable amount based on current LIBOR and the aforementioned notional values.

The following table summarizes the terms of the Montecito Swap and the proportion of fair value relative to the Company’s ownership percentage that has been recorded as of June 30, 2013. Amounts related to the interest rate swap are included in investments in unconsolidated entities in the accompanying condensed consolidated balance sheet as of June 30, 2013:

				Fair value asset (liability)
Notional amount	Fixed interest rate(1)	Trade date	Maturity date	June 30, 2013	December 31, 2012
$12,421,349	1.335%	January 17, 2013	January 15, 2018	$130,754	$—

FOOTNOTES:

(1)	The all-in rate will be equal to 3.935%, which includes a credit spread of 2.6%.

The Montecito Swap is valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments could, in turn, impact the Montecito Joint Venture’s results of operations.

The following table summarizes the gross and net amounts of the Company’s share of the Montecito Swap as presented in the accompanying condensed consolidated balance sheet as of June 30, 2013:

	Gross and net amounts of asset (liability) presented in the accompanying condensed consolidated balance sheet as of June 30, 2013			Gross amounts in the accompanying condensed consolidated balance sheet as of June 30, 2013
Notional amount	Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
$12,421,349	$130,754	$—	$130,754	$130,754	$—	$130,754

The Company, or its equity method investments, did not hold any derivative financial instruments as of December 31, 2012 or for the quarter or six months ended June 30, 2012.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

11.	Stockholders’ Equity

Public Offering — As of June 30, 2013 and December 31, 2012, the Company had received aggregate offering proceeds of approximately $358.8 million (36.6 million shares) and $181.6 million (18.5 million shares), respectively, including approximately $4.4 million (0.5 million shares) and $1.7 million (0.2 million shares), respectively, received through its distribution reinvestment plan.

Distributions — During the six months ended June 30, 2013 and 2012, the Company declared cash distributions of approximately $5.0 million and $0.8 million, respectively. In addition, the Company declared and made stock distributions of 373,303 and 56,931 shares of common stock for the six months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013 and 2012, 100% of distributions were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2013 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

Other comprehensive income — The following table reflects the effect of derivative financial instruments held through the Company’s equity method investment in the Montecito Joint Venture on the condensed consolidated statements of comprehensive loss for the quarters and six months ended June 30, 2013 and 2012, respectively:

Derivative Financial Instrument	Gain recognized in other comprehensive income on derivative financial instrument (Effective Portion)		Location of gain (loss) reclassified into earnings (Effective Portion)	Gain (loss) reclassified from AOCI into earnings (Effective Portion)

	Quarter ended			Quarter ended
	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Montecito Swap	$211,166	$—	Not applicable	$—	$—

Total	$211,166	$—		$—	$—

Derivative Financial Instrument	Gain recognized in other comprehensive income on derivative financial instrument (Effective Portion)		Location of gain (loss) reclassified into earnings (Effective Portion)	Gain (loss) reclassified from AOCI into earnings (Effective Portion)

	Six months ended			Six months ended
	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Montecito Swap	$130,754	$—	Not applicable	$—	$—

Total	$130,754	$—		$—	$—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

12.	Income Taxes

As of June 30, 2013 and December 31, 2012, the Company recorded current deferred tax assets and net current tax benefit (provision) related to deferred income at its TRS. The components of the income tax benefit (provision) as of the six months ended June 30, 2013 and as of December 31, 2012 are as follows:

The components of the income tax expense for the quarter and six months ended June 30, 2013 are as follows:

	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013
Current:
Federal	$—	$13,312
State	—	—

Total current benefit	—	13,312

Deferred:
Federal	(25,450)	(25,450)
State	(5,935)	(5,935)

Total deferred provision	(31,385)	(31,385)

Income tax expense	$(31,385)	$(18,073)

The Company recorded a valuation allowance on the deferred tax assets related to its TRS where it was deemed more likely than not that future taxable income would not be sufficient to realize the related income tax benefits.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of June 30, 2013 are as follows:

Carryforwards of net operating loss	$194,812
Prepaid rent	150,424
Valuation allowance	(345,236)

Net deferred tax assets	$—

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the benefit (provision) for income taxes is as follows:

	Six months ended June 30,
	2013		2012
Tax expense computed at federal statutory rate	$(2,323,563)	(35.00%)	$(1,238,792)	(35.00%)
State income tax provision, net	(5,935)	(0.09%)	—	0%
Benefit of REIT election	2,311,425	34.82%	1,238,792	35.00%

Income tax benefit (provision)	$(18,073)	(0.27%)	$—	0%

The tax years 2010-2012 remain subject to examination by taxing authorities throughout the United States. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

13.	Variable Interest Entities (VIEs)

Consolidated VIEs – In conjunction with the acquisition of the Perennial SNFs described in Note 3, “Acquisitions,” the Company acquired six wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, of which three of the properties are VIEs due to potential future buy-out options held by the respective tenants that are formula based. Arkansas SNF has an option to purchase the Perennial SNFs that are located in Batesville, Mine Creek and Searcy, Arkansas, which is exercisable during the period from the end of the third year through the end of the fifth year of the related lease period.

The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying condensed consolidated financial statements. The Company did not own these entities as of December 31, 2012.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows:

	June 30, 2013	December 31, 2012
Assets:

Real estate investment properties, net	$16,943,329	$—

Intangibles, net	$457,158	$—

Loan costs, net	$204,927	$—

Other	$13,751	$—

Liabilities:

Mortgages and other notes payable	$9,300,000	$—

Accounts payable and accrued expenses	$140,625	$—

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $8.2 million as of June 30, 2013. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated VIEs - The Company determined that the borrowers under the ADC Loan on the HCA Rutland development represents a VIE due to the transaction structure; refer to Note 9, “Related Party Arrangements” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

14.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Refer to Note 9, “Related Party Arrangements,” for information on contingent restricted stock shares due to the Company’s Advisor in connection with the Expense Support Agreement and the Company’s commitment to fund approximately $4.4 million of additional monies to Crosland Southeast in connection with its construction loan for the HCA Rutland development.

In June 2013, the Company entered into an asset purchase agreement to acquire a portfolio of six medical office buildings for which the Company escrowed an earnest money deposit of $2.0 million as of June 30, 2013 and which as of the date of this filing is non-refundable. The acquisition is subject to certain contingencies, including completion of due diligence and obtaining financing satisfactory to the Company. There can be no assurance that any or all contingencies will be satisfied and that the transaction will ultimately be completed, which in either event the deposit would be applied toward the purchase price or forfeited.

15.	Concentration of Credit Risk

Arkansas SNF, the tenant of the Perennial SNFs acquired in May 2013, accounted for approximately 12.1% of total assets as of June 30, 2013. In addition, TSMM Management, the tenant of the Primrose I and Primrose II Communities, accounted for approximately 32.1% and 46.9% of total assets as of June 30, 2013 and December 31, 2012, respectively. Failure of either tenant to pay contractual lease payments could significantly impact the Company’s results of operations and cash flow from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

16.	Subsequent Events

Equity transactions

The Company’s board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on July 1, 2013, and August 1, 2013. These distributions are to be paid and distributed by September 30, 2013.

During the period from July 1, 2013 through August 2, 2013, the Company received additional subscription proceeds of approximately $37.7 million (3.8 million shares).

Sale of CHTSunIV joint venture membership interest

On July 1, 2013, pursuant to a purchase and sale agreement dated December 18, 2012, between CHTSunIV and HCN, the Company completed its sale of its joint venture membership interest for a sales price of approximately $61.8 million, net of transaction costs, which reflects an aggregate gain of approximately $4.5 million.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

16.	Subsequent Events (continued)

Purchase of Knoxville MOBs

On July 10, 2013, the Company completed the acquisition of four medical office buildings from affiliates of N.T. Brinkman, Inc. (“N.T. Brinkman”), an unrelated party, for an aggregate purchase price of approximately $57.3 million, excluding closing costs. The Knoxville MOBs are located on three hospital campuses of the Tennova Healthcare System, a subsidiary of Health Management Associates (“HMA”), and are comprised of the following real estate investment properties:

Knoxville Medical Office Buildings	Location	Rentable Square Footage	Allocated Purchase Price
Physicians Plaza A at North Knoxville Medical Center	Powell, TN	67,410	$18,124,000
Physicians Plaza B at North Knoxville Medical Center	Powell, TN	75,109	21,800,000
Jefferson Medical Commons	Jefferson City, TN	48,478	11,616,000
Central Wing Annex at Physicians Regional Medical Center	Knoxville, TN	24,650	5,775,000

		215,647	$57,315,000

The Knoxville MOBs are 100% leased under 32 non-cancelable leases with expirations ranging from 2013 through 2021, subject to additional renewal periods at the tenant’s option. Refer to Note 3, “Acquisitions,” for the pro forma impact of the July acquisition on the Company’s results of operations for the quarters and six months ended June 30, 2013 and 2012.

In addition, the Company financed a portion of the acquisition through a secured credit agreement providing for a five-year credit facility in the aggregate principal amount of approximately $38.6 million (“Knoxville MOBs Loan”), of which $35.1 million was funded in connection with the acquisition of the medical office buildings and an additional $3.5 million will be funded upon final lender approval of certain documents submitted at closing. The Knoxville MOBs Loan bears interest at a rate equal to the sum of LIBOR and 2.5% per annum, payable monthly, and matures on July 10, 2018. The Knoxville MOBs Loan contains affirmative, negative and financial covenants customary for the type of credit facility, including limitations on incurrence of additional indebtedness and debt service coverage requirements.

The Company paid to the Advisor approximately $1.1 million of investment service fees and acquisition expenses related to the acquisition of the Knoxville MOBs.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2013 and December 31, 2012. Amounts as of December 31, 2012 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2012.

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

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; the availability of proceeds from the Company’s offering of its shares; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s ability to identify and close on suitable investments; the failure to successfully manage growth or integrate acquired properties and operations; the Company’s ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s REIT qualification; and the Company’s ability to protect its intellectual property and the value of its brand.

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

Overview

CNL Healthcare Properties, Inc., (the “Company”), is a Maryland corporation incorporated on June 8, 2010 that intends to qualify as a real estate investment trust (“REIT”) for the year ended December 31, 2012 for U.S. federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Healthcare Corp., (our “Advisor”). Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Healthcare Manager Corp. (our “Property Manager”) to manage our properties under a six year property management agreement.

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

We believe recent demographic trends and strong supply and demand indicators present a strong case for an investment focus on the acquisition of senior housing and healthcare properties. We believe that the senior housing and healthcare sectors will continue to provide attractive opportunities as compared to other asset sectors. Our real estate investment portfolio is geographically diversified with properties in 15 states. The map below shows our current property allocations across geographic regions as of August 2, 2013:

Portfolio Analysis

As of June 30, 2013, our portfolio consisted of interests in 37 properties, including 29 senior housing communities, six skilled nursing facilities and two medical office buildings. Two of our 29 senior housing communities are currently under development. Of our properties held at June 30, 2013, 13 were owned through three unconsolidated joint ventures. As of August 2, 2013, we had disposed of seven senior housing communities held through an unconsolidated joint venture and acquired four additional medical office buildings, as described below in “Subsequent Events.”

Our senior housing communities, skilled nursing facilities and medical office buildings are operated by a mix of national or regional operators. The following table summarizes our investment portfolio as of August 2, 2013:

Type of Properties	Number of Properties	Investments in Properties (in millions)	Percentage of Total Investments
Wholly-owned properties:
Senior housing leased (1)	10	$157.1	36.4%
Senior housing managed (2)	6	92.4	21.4%
Senior housing developments (3)	2	16.8	3.9%
Skilled nursing leased (1)	6	56.3	13.0%
Medical office leased (1)	5	70.4	16.3%
Unconsolidated entities:
Leased Properties (4)	1	7.7	1.8%
Managed properties (4)	5	31.1	7.2%

	35	$431.8	100%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.

(2)	Senior housing communities are managed pursuant to independent third-party management contracts where we report resident fees and services, and the corresponding property operating expenses.

(3)

Investment amount herein represents funding to date with total development investments expected to equal approximately $21.7 million for the HarborChase Community and $21.8 million for the Dogwood Community.

(4)	Properties that are owned through unconsolidated joint ventures and accounted for using the equity method. Excludes seven CHTSunIV properties held at June 30, 2013 that were sold in July 2013.

During the remainder of 2013 and beyond, we expect to continue to grow and diversify our portfolio by investing in additional senior housing communities, medical office buildings and other healthcare related properties. Refer to Note 16, “Subsequent Events,” for acquisitions through the date of this filing. We expect most will be wholly owned, although, we have and may continue to invest in joint ventures where we believe it is appropriate and beneficial. We have and may continue to invest in new property developments or properties which have not reached full stabilization. We anticipate that the types of senior housing and healthcare assets that we focus on will evolve over time based on the opportunities available to us, as well as our goal of building a portfolio with long-term growth and income generation that is diversified by asset type, operator and geographic location.

As part of our overall investment strategy, we have made and may continue to make or acquire loans (including mortgage, mezzanine or other loans) with respect to any of the asset classes in which we invest. We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property. In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Substantially all of our revenues are derived from rental income from operating leases, resident fees and services, and interest earned on loans receivable. For the six months ended June 30, 2013, rental income from operating leases, resident fees and services, and other revenues represented 46.0%, 53.9%, and 0.1%, respectively, of total revenues as compared with 100% of total revenues being derived from rental income from operating leases for the six months ended June 30, 2012.

While we are not directly impacted by the performance of the underlying properties leased to third party tenants, we believe that the financial and operational performance of our tenants provides an indication about the health of our tenants and their ability to pay rent. To the extent that our tenants, managers or joint venture partners experience operating difficulties and become unable to generate sufficient cash to make rent payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease, management and joint venture agreements. Therefore, in order to mitigate the aforementioned risk, we monitor our investments through a variety of methods determined by the type of property.

When evaluating the performance of our senior housing communities and skilled nursing facilities, management reviews operating statistics of the underlying properties, including monthly revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which we define as total revenue divided by average number of occupied units or beds during a month, is a performance metric within the senior housing and skilled nursing sectors. This metric assists us in determining the ability to achieve market rental rates and to obtain revenues from providing care-related services. When evaluating the performance of medical office buildings or development properties, management reviews monthly financial statements, property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits. In addition, management reviews lease compliance relating to debt, licensure, real estate taxes, and other collateral.

As of June 30, 2013, the occupancy and RevPOU on our senior housing portfolio were approximately 87.2% and $4,829, respectively; whereas, the occupancy and RevPOU on our skilled nursing portfolio were approximately 84.7% and $5,926, respectively. Moreover, the occupancy and revenues per square foot on our medical office building portfolio were 95.0% and $2.41, respectively.

As of June 30, 2013, the HarborChase Community in Lady Lake, Florida is scheduled to be completed in the fourth quarter of 2013 and the Dogwood Community in Acworth, Georgia is scheduled to be completed in the second quarter of 2014. The percentage complete on these senior housing developments was approximately 50% and 35%, respectively.

Significant tenants

As of June 30, 2013 and December 31, 2012, and for the corresponding periods then ended, we had the following tenants that individually accounted for 10% or more of total revenues or leased more than 10% of total assets:

Tenant	Percentage of Total Revenues(1)			Percentage of Total Assets(2)
	June 30, 2013		December 31, 2012	June 30, 2013	December 31, 2012
TSMM Management; tenant of the Primrose communities (3) (“TSMM”)	42.5%		93.8%	32.1%	46.9%

Arkansas SNF Operations Acquisition III, LLC; tenant of the Perennial SNFs (4) (“Arkansas SNF”)	3.3%	(4)	n/a	12.1%	n/a

FOOTNOTES:

(1)	Includes contractual rental income from operating leases, capital reserve income, straight-line rent adjustments and amortization of lease intangibles.

(2)

Represents net book value of real estate assets and lease intangibles associated with the property leased by the respective tenant as of the end of the period presented as a percentage of total assets.

(3)

We anticipate that the percentage of total assets leased and total revenues contributed by TSMM and Arkansas SNF will decrease during the remainder of 2013 as we raise additional funds and acquire additional properties.

(4)

We acquired the properties leased to Arkansas SNF in May 2013. We anticipate that the percentage of revenues from Arkansas SNF will increase during 2013 as the properties are leased for the remainder of the fiscal year.

We expect the percentage of total assets leased and total revenues contributed by our significant tenants to become less significant as we raise additional funds and acquire additional properties; however, any failure of these tenants to fulfill their obligations under their leases could have a material effect on us.

Liquidity and Capital Resources

General

Our primary source of capital has been and is expected to continue to be proceeds we receive from our Offering. Our principal demands for funds will be for:

—	the acquisition of real estate and real estate-related assets,

—	the payment of offering and operating expenses,

—	the payment of debt service on our outstanding indebtedness, and

—	the payment of distributions.

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

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders (including revolving line of credit), proceeds from the sale of properties, other assets and undistributed operating cash flows. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

To date, one of our primary sources of capital has been proceeds from our Offering. For the six months ended June 30, 2013 and 2012, we received aggregate offering proceeds of approximately $177.5 million and $69.0 million, respectively, (17.8 million shares and 6.9 million shares, respectively) including approximately $2.7 million (0.3 million shares) and $0.4 million (0.04 million shares), respectively, received through our distribution reinvestment plan. During the period July 1, 2013 through August 2, 2013, we received additional subscription proceeds of approximately $37.7 million (3.8 million shares). We expect to continue to raise capital under our Offering.

Borrowings

During the six months ended June 30, 2013, we had net repayments from debt totaling $23.3 million, which included the following: proceeds of $30.0 million from the Perennial loan, proceeds of $8.5 million from the LaPorte loan, proceeds of $5.3 million from the development property loans, re-advanced proceeds of $25.3 million from the Primrose II Bridge loan, and proceeds of $23.5 million from the Primrose II loans; offset by the early repayment of $40.0 million on the CHTSunIV mezzanine loan, total repayments of $75.0 on the Primrose II Bridge loan, and $0.9 million of scheduled repayments. As part of the repayment of the CHTSunIV mezzanine loan, we paid an exit fee of $0.8 million upon extinguishment and expensed an additional $0.2 million in unamortized loan costs as a result of our CHTSunIV mezzanine loan being repaid in full prior to its maturity date.

We have borrowed and intend to continue borrowing money in order to acquire properties and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. In general, we have pledged our assets in connection with our borrowings and target leverage ratios of debt to total assets between 40% to 60%; however, during our early growth period leverage may be higher for a period of time. As of June 30, 2013, we had an aggregate debt leverage ratio of approximately 36.4% as compared with 57.2% as of December 31, 2012. We expect that our leverage will increase as we continue to acquire additional senior living communities, medical office buildings and other healthcare related properties. More specifically, given our expectation of near term acquisitive growth, we are considering entering into a revolving credit facility as we believe this will prove more cost effective than the bridge financings used in conjunction with our prior acquisitions.

Distributions from Unconsolidated Entities

As of June 30, 2013, we had investments in 13 properties through three unconsolidated entities. We are entitled to receive quarterly preferred cash distributions from CHTSunIV and Windsor Manor and distributions on a pro rata basis for Montecito to the extent there is cash available to distribute. For the six months ended June 30, 2013, we were entitled to operating distributions of approximately $3.5 million from the operation of these entities of which approximately $1.7 million were received during the period. These distributions are generally received within 45 days after each quarter end.

In December 2012, in connection with an existing purchase option held by Sunrise Living Investments, Inc. (“Sunrise”) our venture partner on CHTSunIV, we entered into an agreement with Health Care REIT, Inc. (“HCN”), as result of a potential merger by HCN with Sunrise. Under the agreement, HCN and Sunrise were entitled to purchase our interest in CHTSunIV for an aggregate purchase price of approximately $62.5 million subject to adjustment based on the closing date and actual cash flow distribution (the “Joint Venture Disposition”). The Joint Venture Disposition was conditioned upon the merger of HCN with Sunrise, which was completed in January 2013. The sale closed on July 1, 2013 as described in “Subsequent Events” below. Our distributions for the remainder of 2013 will be impacted by the sale of our joint venture membership interest in CHTSunIV; however, we plan to reinvest the sale proceeds into additional real estate investment properties.

Net Cash Provided by Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties, which primarily is rental income from operating leases, resident fees and services, and other revenues less the property operating expenses and property management fees from managed properties. We experienced positive cash flow from operating activities for the six months ended June 30, 2013 and 2012 of approximately $3.2 million and $0.5 million, respectively. The difference in cash flows from operating activities between the periods presented was primarily the result of:

—

increases in total revenues and NOI for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily as the result of having 24 consolidated properties in 2013 as compared with 5 consolidated properties in 2012;

—

increases in distributions from our unconsolidated entities for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily as the result of having three unconsolidated entities in 2013 as compared with minimal activity in 2012 as CHTSunIV was acquired on June 29, 2012;

—

a reduction of general and administrative expenses as a percentage of total revenue from 37.0% for the six months ended June 30, 2012 to 16.3% for the six months ended June 30, 2013, which is attributable to economies of scale given the growth of the fund across periods; and

—	a reduction in asset management fees primarily related to the Expense Support Agreement with our Advisor, described below;

—

offset by an increase in acquisition fees and expenses during the six months ended June 30, 2013, in which we acquired seven consolidated properties during the period and built a pipeline of acquisitions for the remainder of 2013, compared with the six months ended June 30, 2012, in which we acquired five consolidated properties and did not close on any additional properties until December 2012. The acquisition fees and expenses were funded from proceeds of our Offering or debt proceeds and are treated as an operating expense in accordance with GAAP.

As we continue to acquire additional properties we expect that cash flows provided by operating activities will grow.

Expense Support Agreement

As noted above, during the six months ended June 30, 2013, our cash from operations was positively impacted by the Expense Support Agreement (described in Note 9, “Related Party Arrangements”), which we entered into with our Advisor commencing on April 1, 2013 and ending on December 31, 2013. Pursuant to the Expense Support Agreement, our Advisor has agreed to forgo the payment of fees in cash and accept restricted forfeitable stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) our aggregate modified funds from operations (as defined in the Expense Support Agreement). The expense support amount shall be determined for each calendar quarter, on a non-cumulative basis, with each such quarter-end date. For the quarter and six months ended June 30, 2013, our Advisor had forgone a total of $0.5 million in asset management fees under the terms of the Expense Support Agreement. We expect to issue approximately 0.05 million shares during the third quarter of 2013 in connection with the expense support received during the quarter ended June 30, 2013.

Operating Expense Limitation

We incur operating expenses which, in general, relate to our ongoing administration of the REIT. Pursuant to the advisory agreement, the Advisor shall reimburse or fund on our behalf the amount by which the total operating expenses paid or incurred by us exceeds, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the year ended June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (referred to as the “Expense Cap Test”). In performing the Expense Cap Test, we use operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreement. For the Expense Year ended June 30, 2013, we did not incur operating expenses in excess of the Limitation.

Uses of Liquidity and Capital Resources

Acquisitions

In January 2013, we, through our unconsolidated Montecito joint venture, acquired a 90% membership interest in a medical office building in Claremont, California for approximately $7.0 million. The medical office building is valued at approximately $19.8 million and has 49,984 square feet of rentable space. The occupancy for the Montecito medical office building was 92.0% as of June 30, 2013 under leases to seven tenants, anchored by the Pomona Valley Hospital Medical Center, a fully accredited 453-bed acute care hospital, which leases an aggregate of 37,871 square feet, or approximately 77% of the net rentable area.

In April 2013, we, through our unconsolidated Windsor Manor joint venture, acquired a 75% membership interest in two additional senior housing properties located in Iowa collectively valued at approximately $12.2 million (the “Windsor Manor II Communities”). The Windsor Manor II Communities feature 82 living units comprised of 62 assisted living units and 20 memory care units. In connection with the acquisition, the Windsor Manor joint venture assumed non-recourse loans encumbering the Windsor Manor II Communities with a current outstanding principal balance of approximately $6.0 million.

In May 2013, we acquired a 100% fee simple interest in land and related improvements comprising six skilled nursing facilities located in Arkansas (collectively, the “Perennial SNFs”). The Perennial SNFs have an aggregate of 868 licensed beds and 780 usable beds and are 100% leased under triple-net lease agreements having an initial term of ten years, with two five-year renewal options. The aggregate purchase price for the Perennial SNFs was approximately $56.4 million. In connection with our acquisition of the Perennial SNFs, we entered into a secured non-recourse loan agreement for a three-year term loan in the aggregate principal amount of $30.0 million.

In June 2013, we acquired the LaPorte Cancer Center, a freestanding medical office building, for a purchase price of approximately $13.1 million. The LaPorte Cancer Center is located in Westville, Indiana. Constructed in 2010, the LaPorte Cancer Center features a full-service cancer treatment center, offering chemotherapy and radiation therapy, and the only linear accelerator in Northwestern Indiana. The LaPorte Cancer Center draws patients from a wide geographic area and provides a key strategic service to the community. In connection with the acquisition of the LaPorte Cancer Center, we entered into a non-recourse loan agreement for $8.5 million, which matures on June 14, 2028.

In June 2013, we originated an acquisition, development and construction loan (“ADC Loan”) to C4 Development, LLC (“Crosland Southeast”), a related party by virtue of a family relationship between a principal of the borrower and our vice chairman who recused himself from review and approval of the investment, for the development of a 22,000 square foot medical office building in Rutland, Virginia that will function as an out-patient emergency and imaging center and be leased to Hospital Corporation of America (“HCA”). The triple-net lease with HCA is effective upon Crosland Southeast obtaining a certificate of occupancy and contains a 10 year initial term with four 5 year renewal options. At June 30, 2013, approximately $1.8 million of the total $6.2 million ADC Loan commitment had been funded and used for the purchase of 2.8 acres of land to develop the medical office building. The initial term of the ADC Loan is one year with an extension option of up to six months and bears interest on the outstanding principal balance at a rate equal to 16% per annum with an 8% component that is paid monthly and an 8% component that is paid upon maturity of the ADC Loan. Refer to Note 9, “Related Party Arrangements” for additional information.

Development Properties

During the six months ended June 30, 2013, we funded approximately $6.4 million in development costs related to our two senior housing development projects. Pursuant to the development agreements for the communities under development, as of June 30, 2013, we had commitments to fund approximately $30.5 million in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each development. In addition to continued funding of our current senior housing development projects, our Advisor continues to evaluate additional senior housing development opportunities.

Stock Issuance and Offering Costs

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with our articles of incorporation and the advisory agreement, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and other offering costs to be paid by us may not exceed 15% of the gross aggregate offering proceeds. During the six months ended June 30, 2013 and 2012, we paid approximately $18.5 million and $10.4 million, respectively, in stock issuance and Offering costs.

Common Stock Redemptions

We maintain a redemption plan to provide a minimum level of liquidity to stockholders. The redemption price per share is calculated based on our Offering price and the applicable number of years the stockholder held the shares as of the date of the redemption. The amount redeemed is determined by our board of directors in its sole discretion. The redemption plan generally requires that a stockholder own shares requested to be redeemed for a minimum of one year. We received and paid out $0.4 million and $0.01 million in redemption requests during the six months ended June 30, 2013 and 2012, respectively. Our board of directors exercises discretion in determining the level of request to be honored, and ultimately determined to redeem all such requests.

The following table presents a summary of requests received and shares redeemed pursuant to our stock redemption plan during the six months ended June 30, 2013:

2013 Quarters	First	Second	Total
Requests in queue	—	—	—
Redemptions requested	23,565	22,692	46,257
Shares redeemed:
Prior period requests	—	—	—
Current period requests	(23,565)	(22,692)	(46,257)
Adjustments	—	—	—

Pending redemption requests	—	—	—

Average price paid per share	$9.30	$9.02	$9.16

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

Part of our strategy is to develop select properties and to invest in certain existing properties that have not reached full occupancy at the time of purchase. These types of investments do not fully contribute to cash flows from operating activities to the full extent that we expect over the long term holding period. Accordingly, current cash flows from operating activities may not be indicative of future results as these properties reach stabilized occupancy levels. Additionally, we believe that investing in these types of properties may enhance our Company’s valuation over the long-term. It is partially for this reason that we have elected to pay a portion of our dividend in the form of stock. Our Board has expressed the intent to increase the proportion of the dividend paid in cash over time as FFO and MFFO increase, in part, as a result of contributions from these types of assets.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for the six months ended June 30, 2013 and 2012.

		Distributions Paid (2)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Reinvested via DRP	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)(3)	Stock Distributions Declared (at current offering price)	Total Cash and Stock Distributions Declared(4)	Cash Flows Provided by Operating Activities (5)(2)

2013 Quarters
First	$ 0.09999	$ 2,099,034	$ 1,111,733	$ 987,301	157,449	$ 1,574,490	$ 3,673,524	$ 211,742
Second	0.09999	2,878,300	1,544,065	1,334,235	215,854	2,158,540	5,036,840	2,964,299

Total	$ 0.19998	$ 4,977,334	$ 2,655,798	$ 2,321,536	373,303	$ 3,733,030	$ 8,710,364	$ 3,176,041

		Distributions Paid (2)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Reinvested via DRP	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares) (3)	Stock Distributions Declared (at current offering price)	Total Cash and Stock Distributions Declared(4)	Cash Flows Provided by (Used in) Operating Activities (5)(2)

2012 Quarters
First	$ 0.09999	$ 202,598	$ 112,295	$ 90,303	15,196	$ 151,960	$ 354,558	$ (1,954,009)
Second	0.09999	557,865	308,872	248,993	41,735	417,350	975,215	2,450,610

Total	$ 0.19998	$ 760,463	$ 421,167	$ 339,296	56,931	$ 569,310	$ 1,329,773	$ 496,601

FOOTNOTES:

(1)	For the six months ended June 30, 2013 and 2012, 69% and 100% of total cash distributions declared to stockholders were funded with proceeds from our Offering or borrowings.

For the six months ended June 30, 2013 and 2012, 100% of distributions were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2013 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

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

(5)

Cash flows used in operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offering as opposed to operating cash flows. For the six months ended June 30, 2013 and 2012, we expensed approximately $2.9 million and $2.0 million, respectively, in acquisition fees and expenses, which were paid from the proceeds of our Offering. Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

Subsequent Events

On July 1, 2013, pursuant to a purchase and sale agreement dated December 18, 2012, between CHTSunIV and HCN, we completed the sale of our joint venture membership interest for a sales price of approximately $61.8 million, net of transaction costs, which reflects an aggregate gain of approximately $4.5 million.

On July 10, 2013, we reinvested a portion of the CHTSunIV proceeds and completed the acquisition of four medical office buildings in Knoxville, Tennessee for an aggregate purchase price of approximately $57.3 million, excluding closing costs (“Knoxville MOBs”). The Knoxville MOBs are located on three hospital campuses of the Tennova Healthcare System, a subsidiary of Health Management Associates (“HMA”). The Knoxville MOBs are 100% leased under 32 non-cancelable leases with expirations ranging from 2013 through 2021, subject to additional renewal periods at the tenant’s option.

In addition, we financed a portion of the Knoxville MOBs acquisition through a secured non-recourse credit agreement with a five-year term in the aggregate principal amount of approximately $38.6 million (“Knoxville MOBs Loan”), of which $35.1 million was funded in connection with the acquisition of the medical office buildings and an additional $3.5 million will be funded upon final lender approval. The Knoxville MOBs Loan bears interest at a rate equal to the sum of LIBOR and 2.5% per annum, payable monthly, and matures on July 10, 2018. The Knoxville MOBs Loan contains affirmative, negative and financial covenants customary for the type of credit facility, including limitations on incurrence of additional indebtedness and debt service coverage requirements.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2012.

In understanding our operating results in the accompanying condensed consolidated financial statements and our expectations about 2013 and beyond, it is important to understand how the growth in our assets has impacted our results. Operating results for the quarter and six months ended June 30, 2013 reflect our $242.2 million of consolidated investments being held for the full period, as well as additional investments of $73.4 million for a portion of the period. We anticipate using a portion of our cash on hand as of June 30, 2013, as well as additional net offering proceeds received subsequent to quarter-end through the close of our Offering to invest in additional senior living communities, medical office buildings or other healthcare related assets. As such, we anticipate additional operating income will be generated in subsequent periods due to further investment of proceeds.

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

Quarter and six months ended June 30, 2013 as compared to the quarter and six months ended June 30, 2012

Rental Income from Operating Leases. Rental income from operating leases was approximately $4.1 million and $7.6 million for the quarter and six months ended June 30, 2013, respectively, as compared to $1.9 million and $2.9 million for the quarter and six months ended June 30, 2012, respectively. The increase in rental income from operating leases resulted from our ownership of ten senior housing communities for the full six months ended June 30, 2013, as compared to our ownership of only five of those communities for a partial period during the six months ended June 30, 2012. In addition, we acquired six skilled nursing facilities in May 2013 and one medical office building in June 2013, which further attributed to the increase across periods.

Resident Fees and Services. Resident fees and services income was approximately $4.5 million and $8.8 million for the quarter and six months ended June 30, 2013, respectively, as a result of the five managed senior housing communities acquired in December 2012. We did not own any managed properties as of June 30, 2012. We expect increases in the future as we purchase additional managed real estate properties.

Other Revenues.  Other revenues were approximately $0.01 million for both the quarter and six months ended June 30, 2013, and there were no other revenues as of June 30, 2012. This amount is comprised of interest income on a construction loan made to Crosland Southeast for the HCA Rutland development originated in June 2013 and common area maintenance (“CAM”) revenue for the LaPorte Cancer Center acquired in June 2013. We expect increases in other revenues as these investments are held for full periods.

Property Operating Expenses. Property operating expenses were approximately $3.3 million and $6.5 million for the quarter and six months ended June 30, 2013, respectively, as a result of the five managed senior housing communities acquired in December 2012. We did not own any managed properties as of June 30, 2012. We expect increases in the future as we purchase additional managed real estate properties.

General and Administrative.  General and administrative expenses were approximately $1.6 million and $2.7 million for the quarter and six months ended June 30, 2013, respectively, as compared to approximately $0.6 million and $1.1 million for the quarter and six months ended June 30, 2012, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of director fees. We expect that these amounts will continue to grow in aggregate dollars as our asset base increases; however, we expect these amounts to decrease as a percent of total revenues as we realize additional economies of scale.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $2.6 million and $3.4 million for the quarter and six months ended June 30, 2013, respectively, of which approximately $0.2 million and $0.5 million, respectively, were capitalized as investment in unconsolidated entities. We incurred approximately $2.5 million and $4.4 million for the quarter and six months ended June 30, 2012, respectively, of which $2.4 million has been capitalized as investment in unconsolidated entities for the quarter and six months ended June 30, 2012. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate properties.

Asset Management Fees. Asset management fees were approximately $0.6 million and $1.6 million for the quarter and six months ended June 30, 2013, respectively, as compared to $0.2 million and $0.3 million in during the quarter and six months ended 2012, respectively. Asset management fees of approximately $0.5 million for the quarter and six months ended June 30, 2013 were forgone and settled with issuance of restricted stock in accordance with the Expense Support Agreement. Additional asset management fees may be credited in the second half of 2013. Asset management fees are payable at an approximate rate of 1% of average invested assets per year; therefore, these fees increased due to having made approximately $283.1 million in acquisitions subsequent to June 30, 2012, as well as, the five senior housing communities acquired during the first quarter of 2012 being operational for the full six months ended June 30, 2013. Although we expect total asset management fees will increase during the remainder of 2013, a portion of such fees may be covered under the Expense Support Agreement.

Property Management Fees. We incurred approximately $0.5 million and $0.9 million for the quarter and six months ended June 30, 2013, respectively, and $0.03 million and $0.05 million in property management fees payable to our property manager during the quarter and six months ended June 30, 2012, respectively, for services in managing our property operations. Property management fees generally range from 2% to 5% of property revenues or an oversight fee equal to 1% of property revenues for those managed by a third-party and increased as a result of the increase in rental income from operating leases and resident fees and services for managed properties from acquisitions during 2012.

Depreciation and Amortization. Depreciation and amortization expenses for the quarter and six months ended June 30, 2013 were approximately $2.6 million and $4.9 million, respectively, and $0.6 million and $0.8 million for the quarter and six months ending June 30, 2012, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our ten senior housing and five managed senior housing properties for a full period for the six months ended June 30, 2013, as compared to only a partial period of depreciation and amortization on five of our senior housing properties for the six months ended June 30, 2012.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the quarter and six months ended June 30, 2013 was approximately $1.8 million and $5.2 million, respectively, of which $0.1 million and $0.3 million, respectively, were capitalized as development costs relating to the two senior housing communities under development. We incurred approximately $0.8 million and $1.4 million for the quarter and year ended June 30, 2012, respectively, of which no amounts were capitalized. Approximately $2.0 million of the increase was primarily the result of an increase in our average debt outstanding to $181.5 million during 2013 from $67.4 million during the same period in 2012. In addition, during the six months ended June 30, 2013, we amortized an additional $0.7 million in loan costs relating to debt obtained subsequent to June 30, 2012 and collateralized by our real estate assets. We also recorded a write-off of approximately $0.2 million as a loss on the early extinguishment of debt and paid an exit fee of $0.8 million for the six months ended June 30, 2013 upon extinguishment of the CHTSunIV mezzanine loan prior to its maturity date.

Equity in Earnings (Loss) from Unconsolidated Entities.  Our unconsolidated entities generated earnings of approximately $1.2 million and $1.5 million for the quarter and six months ended June 30, 2013 relating to our investments in the CHTSunIV, Windsor Manor and Montecito joint ventures, as compared to a loss of approximately $0.8 million for the quarter and six months ended June 30, 2012 relating to our investment in the CHTSunIV joint venture as the Windsor Manor and Montecito joint ventures were acquired subsequent to June 30, 2012. Equity in earnings (loss) from unconsolidated entities is determined using the hypothetical liquidation at book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture, while the cash distributions that we anticipate to receive from the joint ventures may be more consistent over time. We expect equity in earnings (loss) to be directly affected by the sale of the CHTSun IV investment in July 2013, as described above in “Sources of Liquidity and Capital Resources – Distributions from Unconsolidated Entities.”

Income Taxes. During the quarter and six months ended June 30, 2013, we recognized state and federal income tax expense related to our properties held in taxable REIT subsidiaries of approximately $0.03 million and $0.02 million, respectively. We did not record any income tax benefit or expense during the six months ended June 30, 2012.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association Real Estate Investment Trust (“NAREIT”), promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarters and six months ended June 30, 2013 and 2012:

	Quarters ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net loss	$(2,829,402)	$(1,126,107)	$(6,638,750)	$(3,539,407)
Adjustments:
Depreciation and amortization	2,563,452	631,883	4,882,369	842,079
FFO adjustments from unconsolidated entities: (4)	1,197,036	—	2,245,073	—

Total funds from operations	931,086	(494,224)	488,692	(2,697,328)
Acquisition fees and expenses (1)	2,365,781	75,772	2,944,307	1,975,185
Straight-line adjustments for leases (2)	(418,567)	(236,626)	(836,346)	(344,633)
Loss on early extinguishment of debt (3)	—	—	244,077	—
MFFO adjustments from unconsolidated entities (4)
Acquisition fees and expenses	—	735,102	321,613	735,102

Total modified funds from operations	$2,878,300	$80,024	$3,162,343	$(331,674)

Weighted average number of shares of common stock outstanding (basic and diluted) (5)	30,811,974	6,833,099	26,758,120	4,984,881

FFO per share (basic and diluted)	$0.03	$(0.07)	$0.02	$(0.54)

MFFO per share (basic and diluted)	$0.09	$0.01	$0.12	$(0.07)

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

As noted above, part of our strategy is to develop select properties and to invest in certain existing properties that have not reached full occupancy at the time of purchase. These types of investments do not fully contribute to FFO and MFFO to the full extent that we expect them to over the long term holding period. Accordingly, current FFO and MFFO may not be indicative of future results as these properties reach stabilized occupancy levels. Additionally, we believe that investing in these types of properties may enhance our Company’s valuation over the long-term. It is partially for this reason that we have elected to pay a portion of our dividend in the form of stock. Our Board has expressed the intent to increase the proportion of the dividend paid in cash over time as FFO and MFFO increase, in part, as a result of contributions from these types of assets.

Off-Balance Sheet Arrangements

The material changes during the six months ended June 30, 2013 through the date of this filing consisted of the following:

In January 2013, we, through our Montecito joint venture, acquired a 90% membership interest in a two-story medical office building in Claremont, California for approximately $7.0 million in equity. The Montecito joint venture obtained a five-year credit facility for a maximum aggregate principal amount of $35 million, of which $12.5 million was funded in connection with the acquisition of the medical office building and an additional $0.4 million was funded upon completion of certain tenant improvements. The non-recourse loan which is collateralized by the property, and future properties that may be funded under the facility, matures in January 2018 and bears interest at a rate equal to the sum of LIBOR plus 2.6% per annum, payable monthly. The loan requires interest-only payments on the outstanding principal amount through July 2014 and monthly payments thereafter of principal and interest based upon a 360-month amortization schedule. In addition, the Montecito joint venture further entered into a three-year forward starting swap with a notional amount of $12.4 million related to the credit facility balance which will bear interest at a fixed rate of 3.935% in years three through five. We and our co-venture partner have provided guarantees in proportion to our ownership percentages.

In April 2013, we, through our Windsor Manor joint venture, acquired a 75% membership interest in two additional senior housing properties located in Grinnell and Indianola, Iowa and collectively valued at approximately $12.2 million. In connection with the acquisition, the Windsor Manor joint venture assumed loans encumbering each of the properties with a current outstanding principal balance of approximately $6.0 million. The assumed loan collateralized by the Grinnell community is a 35-year, fully-amortizing, non-recourse loan in the total amount of approximately $2.8 million, which bears interest at a rate of 4.12% plus a 50 basis points mortgage insurance premium (“MIP”) and matures on September 2045. The assumed loan collateralized by the Indianola community is a 35-year, fully-amortizing, non-recourse loan in the total amount of approximately $3.2 million, which bears interest at a rate of 4.90% plus a 50 basis points MIP and matures in June 2045.

In June 2013, we originated an ADC Loan to Crosland Southeast, a related party, for the development of the HCA Rutland medical office building. In conjunction therein, we committed to advance an additional $4.4 million pursuant to the ADC Loan over the next 12 months.

In August 2013, in connection with receiving a waiver from the lender relating to a minimum occupancy requirement for the quarter ended June 30, 2013, the Windsor Manor joint venture modified its loan agreement to amend the thresholds for minimum occupancy and debt service coverage under the loan agreement, and to extend the maturity date from August 31, 2013 to June 30, 2014. As of June 30, 2013, average occupancy at the Windsor Manor joint venture fell to 79.3%, which was slightly below the 80.0% minimum requirement under the terms of the loan agreement. As of both June 30, 2013 and August 2, 2013, $12.4 million remained outstanding under the loan agreement. The modification did not change the remaining terms of the loan agreement. In connection with the modification, the Windsor Manor joint venture agreed to obtain an appraisal for the collateral assets and at its option either (i) pay down the principal balance of the loan or (ii) establish a deposit account as collateral with the lender in the amount by which 65% of the appraised value exceeds the existing loan balance, if any. The Windsor Manor joint venture will obtain the appraisal during the third quarter of 2013.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of June 30, 2013:

	Payments Due by Period
	2013	2014 - 2015	2016 - 2017	Thereafter	Total

ADC Loan commitment	$4,393,933	$—	$—	$—	$4,393,933

Mortgage note payable (principal and interest)	4,947,527	20,419,668	52,725,892	137,553,376	215,646,463

Development contracts on development properties	$30,344,000	$156,000	$—	$—	$30,500,000

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

The following is a schedule as of June 30, 2013, of our fixed and variable rate debt maturities for the remainder of 2013 and each of the next four years, and thereafter (principal maturities only):

	Expected Maturities
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

Fixed rate debt	$ 1,491,674	$ 3,087,301	$ 3,250,144	$3,444,671	$8,618,368	$119,965,114	$139,857,272	$ 129,159,402	(1)

Weighted average interest rate on fixed debt	4.10%	4.10%	4.09%	4.08%	3.69%	4.12%	4.09%

Variable rate debt	$ —	$ —	$ 384,816	$ 29,615,184	$ —	$ —	$ 30,000,000	$ 30,000,000

Average interest rate on variable rate debt	Libor +4.25%	Libor +4.25%	Libor +4.25%	Libor +4.25%	Libor +4.25%	Libor +4.25%	Libor +4.25%

FOOTNOTES:

(1)

The estimated fair value of our fixed rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2013. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of June 30, 2013, would increase annual interest expense by approximately $0.3 million on our variable rate debt. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary.

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

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between April 1, 2013 and June 30, 2013 (in thousands except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plan	Maximum number of shares that may yet be purchased under the plan as of June 30, 2013 (1)
April 1, 2013 through April 30, 2013	—	—	—	119,714
May 1, 2013 through May 31, 2013	—	—	—	119,714
June 1, 2013 through June 30, 2013	22,692	9.02	22,692	191,146

Total	22,692	9.02	22,692

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

Use of Proceeds from Registered Securities

On June 27, 2011, our Registration Statement (File No. 333-168129), covering a public offering of up to 300,000,000 shares of common stock, was declared effective by the SEC, and our Offering commenced and is ongoing. The use of proceeds from our Offering was as follows as of June 30, 2013:

	Total			Payments to Affiliates (2)	Payments to Others
Shares registered			300,000,000
Aggregate price of offering amount registered		$	3,000,000,000
Shares sold (1)			35,781,282

Aggregate amount sold		$	354,641,658
Offering expenses (3)			(43,291,370)	$(30,159,149)	$(13,132,221)

Net offering proceeds to the issuer			311,350,288
Proceeds from borrowings, net of loan costs			297,590,652

Total net offering proceeds and borrowings			608,940,940
Purchases of real estate and development costs			(325,390,419)		(325,390,419)
Repayment of borrowings			(128,710,486)		(128,710,486)
Investments in unconsolidated entities			(72,694,060)		(72,694,060)
Payment of acquisition fees and expenses			(16,133,847)	(9,538,682)	(6,595,165)
Deposits on real estate			(4,358,725)		(4,358,725)
Payment of distributions			(2,474,029)	(11,334)	(2,462,695)
Issuance of loan to related party			(1,812,891)	(1,812,891)
Payment of operating expenses (4)			(1,801,035)	(1,465,520)	(335,515)
Redemption of common stock			(229,614)		(229,614)
Payment of lender deposits			(204,408)		(204,408)
Payment of leasing costs			(16,770)		(16,770)

Unused proceeds from Offering and borrowings	$		55,114,656

FOOTNOTES:

(1)	Excludes 22,222 unregistered shares of our common stock sold to the Advisor in June 2010 and 401,414 shares issued as stock distributions.

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

(4)

Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering and borrowings. The amounts presented above represent the net proceeds used for such purposes as of June 30, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2013.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/Stephen H. Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Guaranty of Non-Recourse Obligations (Decatur) dated as of May 8, 2013 by CNL Healthcare Properties, Inc. to and for the benefit of Keycorp Real Estate Capital Markets, Inc. (Filed herewith.)

10.2	Guaranty of Non-Recourse Obligations (Zanesville) dated as of May 8, 2013 by CNL Healthcare Properties, Inc. to and for the benefit of Keycorp Real Estate Capital Markets, Inc. (Filed herewith.)

10.3	Multifamily Note ($11,060,000) dated May 8, 2013, made by CHT Decatur IL Senior Living, LLC in favor of Keycorp Real Estate Capital Markets, Inc. (Filed herewith.)

10.4	Multifamily Note ($12,482,000.00) dated May 8, 2013, made by CHT Zanesville OH Senior Living, LLC in favor of Keycorp Real Estate Capital Markets, Inc. (Filed herewith.)

10.5

Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of May 8, 2013 by CHT Decatur IL Senior Living, LLC, to and for the benefit of Keycorp Real Estate Capital Markets, Inc. (Filed herewith.)

10.6

Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of May 8, 2013 by CHT Zanesville OH Senior Living, LLC, to and for the benefit of Keycorp Real Estate Capital Markets, Inc. (Filed herewith.)

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholder Equity, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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