Form 10-Q
period 2013-09-30
CNL Healthcare Properties, Inc.
filed 2013-11-14
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 1, 2013 was 51,688,517.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS

Real estate assets:
Real estate investment properties, net (including VIEs $50,788,543 and $0, respectively)	$505,141,168	$230,410,959
Real estate under development, including land (including VIEs $26,818,643 and $8,399,079, respectively)	27,521,700	8,461,571

Total real estate assets, net	532,662,868	238,872,530

Cash (including VIEs $956,067 and $8,734, respectively)	45,481,757	18,261,750
Intangibles, net (including VIEs $5,596,449 and $0, respectively)	37,860,571	7,024,470
Deposits	19,513,203	282,079
Investment in unconsolidated entities	17,864,878	64,560,061
Loan costs, net (including VIEs $976,711 and $548,157, respectively)	6,410,537	3,338,286
Other assets (including VIEs $11,131 and $230,536, respectively)	4,688,231	3,984,849
Note receivable from related party	2,699,604	—
Deferred rent (including VIEs $33,650 and $0, respectively)	2,245,915	843,370
Restricted cash (including VIEs $256,769 and $236,000, respectively)	2,104,325	609,908

Total assets	$671,531,889	$337,777,303

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage and other notes payable (including VIEs $45,332,110 and $2,000, respectively)	$274,166,055	$193,151,591
Other liabilities (including VIEs $954,508 and $0, respectively)	6,637,195	158,801
Accounts payable and accrued expenses (including VIEs $565,307 and $7,072, respectively)	5,515,773	2,215,224
Due to related parties (including VIEs $257,426 and $71,482, respectively)	3,473,514	1,289,880
Accrued development costs (including VIEs $3,070,190 and $310,975)	3,070,190	310,975

Total liabilities	292,862,727	197,126,471

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 48,104,751 and 18,447,553 shares issued and 47,970,049 and 18,446,504 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	479,703	184,467
Capital in excess of par value	413,049,433	156,199,995
Accumulated loss	(21,423,965)	(12,480,338)
Accumulated other comprehensive loss	(1,167,507)	—
Accumulated distributions	(12,268,502)	(3,253,292)

Total stockholders’ equity	378,669,162	140,650,832

Total liabilities and stockholders’ equity	$671,531,889	$337,777,303

The abbreviation VIEs above mean variable interest entities

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Rental income from operating leases	$7,250,314	$1,922,674	$14,803,521	$4,786,656
Resident fees and services	6,537,098	—	15,382,193	—
Tenant reimbursement income	949,325	—	959,799	—
Interest income on note receivable from related party	35,027	—	37,391	—

Total revenues	14,771,764	1,922,674	31,182,904	4,786,656

Expenses:
Property operating expenses	5,501,425	—	12,049,273	—
General and administrative	1,158,262	712,376	3,834,990	1,771,776
Acquisition fees and expenses	6,694,011	73,526	9,638,318	2,048,710
Asset management fees	1,207,931	532,839	2,794,585	813,006
Property management fees	681,690	168,064	1,623,065	217,579
Depreciation and amortization	4,565,651	628,321	9,448,020	1,470,400

Total expenses, net	19,808,970	2,115,126	39,388,251	6,321,471

Operating loss	(5,037,206)	(192,452)	(8,205,347)	(1,534,815)

Other income (expense):
Interest and other income	52,777	4,764	54,700	10,110
Interest expense and loan cost amortization	(2,091,292)	(2,406,386)	(7,005,886)	(3,835,147)
Gain on sale of investment in unconsolidated entity	4,486,200	—	4,486,200	—
Equity in earnings (loss) from unconsolidated entities	284,644	307,291	1,744,779	(466,337)

Total other income (expense)	2,732,329	(2,094,331)	(720,207)	(4,291,374)

Loss before income taxes	(2,304,877)	(2,286,783)	(8,925,554)	(5,826,189)

Income tax expense	—	—	(18,073)	—

Net loss	$(2,304,877)	$(2,286,783)	$(8,943,627)	$(5,826,189)

Net loss per share of common stock (basic and diluted)	$(0.05)	$(0.20)	$(0.28)	$(0.80)

Weighted average number of shares of common stock outstanding (basic and diluted)	42,444,117	11,264,844	32,243,492	7,293,075

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(2,304,877)	$(2,286,783)	$(8,943,627)	$(5,826,189)

Other comprehensive loss:
Unrealized loss on derivative financial instrument, net (1)	(1,298,261)	—	(1,167,507)	—

Total other comprehensive loss	(1,298,261)	—	(1,167,507)	—

Comprehensive loss	$(3,603,138)	$(2,286,783)	$(10,111,134)	$(5,826,189)

(1)	This amount includes the Company’s share of an unconsolidated joint venture’s unrealized gain (loss) of ($69,557) and $61,197, respectively, for the quarter and nine months ended September 30, 2013.

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2013 (unaudited) and the Year Ended December 31, 2012

	Common Stock		Capital in			Accumulated Other	Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Loss	Accumulated Distributions	Comprehensive Loss	Stockholders’ Equity

Balance at December 31, 2011	1,357,572	$13,576	$11,504,283	$(1,759,580)	$(55,892)	$—	$9,702,387
Subscriptions received for common stock through public offering and distribution reinvestment plan	16,850,196	168,503	168,097,804	—	—	—	168,266,307
Stock distributions	239,785	2,398	(2,398)	—	—	—	—
Redemption of common stock	(1,049)	(10)	(10,464)	—	—	—	(10,474)
Stock issuance and offering costs	—	—	(23,389,230)	—	—	—	(23,389,230)
Net loss	—	—	—	(10,720,758)	—	—	(10,720,758)
Cash distributions, declared and paid or reinvested ($0.39996 per share)	—	—	—	—	(3,197,400)	—	(3,197,400)

Balance at December 31, 2012	18,446,504	184,467	156,199,995	(12,480,338)	(3,253,292)	—	140,650,832
Subscriptions received for common stock through public offering and distribution reinvestment plan	28,923,500	289,235	288,410,017	—	—	—	288,699,252
Stock distributions	676,174	6,762	(6,762)	—	—	—	—
Redemptions of common stock	(76,129)	(761)	(704,580)	—	—	—	(705,341)
Stock issuance and offering costs	—	—	(30,849,237)	—	—	—	(30,849,237)
Net loss	—	—	—	(8,943,627)	—	—	(8,943,627)
Other comprehensive loss	—	—	—	—	—	(1,167,507)	(1,167,507)
Cash distributions, declared and paid or reinvested ($0.29997 per share)	—	—	—	—	(9,015,210)	—	(9,015,210)

Balance at September 30, 2013	47,970,049	$479,703	$413,049,433	$(21,423,965)	$(12,268,502)	$(1,167,507)	$378,669,162

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

Operating activities:
Net cash flows provided by (used in) operating activities	$3,282,058	$(2,370,488)

Investing activities:
Acquisition of properties	(311,437,080)	(83,650,000)
Development of properties	(16,168,518)	(3,699,867)
Investment in unconsolidated entities	(12,174,496)	(64,991,372)
Proceeds from sale of investment in unconsolidated entity	61,760,820	—
Changes in restricted cash	(1,236,991)	(827,283)
Capital expenditures	(180,404)	—
Deposits on real estate	(14,070,188)	(120,000)
Issuance of note receivable to related party	(2,647,455)	—
Other	(12,128)	(9,087)

Net cash flows used in investing activities	(296,166,440)	(153,297,609)

Financing activities:
Subscriptions received for common stock through public offering	283,892,651	111,441,860
Payment of stock issuance costs	(30,607,249)	(16,205,969)
Distributions to stockholders, net of distribution reinvestments	(4,208,609)	(790,622)
Redemption of common stock	(423,784)	(10,474)
Proceeds from mortgage notes payable	197,580,455	166,592,000
Principal payment on mortgage notes payable	(116,565,991)	(71,400,000)
Lender deposits	(5,261,320)	(601,910)
Payment of loan costs	(4,301,764)	(4,149,794)

Net cash flows provided by financing activities	320,104,389	184,875,091

Net increase in cash	27,220,007	29,206,994
Cash at beginning of period	18,261,750	10,001,872

Cash at end of period	$45,481,757	$39,208,866

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$837,445	$587,661

Loan costs	$262,665	$70,658

Accrued development costs	$3,070,190	$203,307

Redemptions payable	$281,557	$—

Construction management fee	$224,416	$117,935

Stock distributions (at par)	$6,762	$1,308

Contingent purchase consideration	$507,000	$—

Loan cost amortization capitalized on development properties	$172,479	$10,842

Unrealized loss on derivative financial instrument, net	$1,167,507	$—

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (the “Company”) is a Maryland corporation incorporated on June 8, 2010 that elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the year ended December 31, 2012.

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

The Company’s investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the senior housing, medical facilities and post-acute care asset classes. The types of senior housing that the Company may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, and memory care facilities. The types of medical facilities that the Company may acquire include medical office buildings, specialty medical and diagnostic service providers, and specialty hospitals. The types of post-acute care assets that the Company may acquire include skilled nursing facilities, long-term acute care hospitals and inpatient rehabilitative facilities. The Company views, manages and evaluates its portfolio homogeneously as one collection of healthcare assets with a common goal to maximize revenues and property income regardless of the asset class or asset type.

The Company primarily expects to lease its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs); however, the Company is committed to investing the proceeds of its Offering through other strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets. Accordingly, the Company may lease to wholly-owned taxable REIT subsidiaries (“TRS”) and engage independent third-party managers under management agreements to operate the properties as permitted under applicable tax regulations. In addition, the Company intends to continue investing in development opportunities within the healthcare industry and some of the Company’s investments may be in partnership with other entities that offer complimentary expertise or unique development opportunities within the healthcare industry. Finally, the Company also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter or nine months ended September 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Derivative Financial Instruments — The Company and certain unconsolidated equity method investments held by the Company use derivative financial instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. Upon entry into a derivative, the Company or its unconsolidated equity method investment formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company or its unconsolidated equity method investment accounts for derivatives through the use of a fair value concept whereby the derivative positions are stated at fair value in the accompanying condensed consolidated balance sheets. The fair value of derivatives used to hedge or modify risk fluctuates over time. As such, the fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transaction and to the overall reduction in the exposure relating to adverse fluctuations in interest rates on the Company’s or its unconsolidated equity method investment’s variable-rate debt.

Realized and unrealized gain (loss) on derivative financial instruments designated by either the Company or its unconsolidated equity method investment as cash flow hedges are reported as a component of other comprehensive income (loss), a component of stockholders’ equity, in the accompanying condensed consolidated statements of comprehensive income (loss) to the extent they are effective; reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying condensed consolidated statements of operations as derivative gain (loss). Realized and unrealized gain (loss) on derivative financial instruments designated as cash flow hedges that are entered into by the Company’s equity method investments are reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investment, with reclassifications and ineffective portions being included in equity in earnings (loss) of unconsolidated entities in the accompanying condensed consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Shares Based Payments to Non-Employees — In connection with the advisor expense support and restricted stock agreement (the “Advisor Expense Support Agreement”) and the property manager expense support and restricted stock agreement (the “Property Manager Expense Support Agreement”) described in Note 9, “Related Party Arrangements,” (hereinafter collectively referred to as the “Expense Support Agreements”), the Company may issue subordinated forfeitable restricted stock (“Restricted Stock”) to the Advisor or the Property Manager on a quarterly basis in exchange for providing expense support in the event that cash distributions declared exceed modified funds from operations as defined by the Expense Support Agreements.

The Restricted Stock is forfeited if shareholders do not ultimately receive their original invested capital back with at least a 6% annualized return of investment upon a future liquidity event of the Company. Upon issuance of Restricted Stock, the Company measures the fair value at its then-current lowest aggregate fair value pursuant to ASC 505-50. On the date in which the Advisor or the Property Manager satisfies the vesting criteria, the Company remeasures the fair value of the Restricted Stock pursuant to ASC 505-50 and records expense equal to the difference between the original fair value and that of the remeasurement date. In addition, given that performance is outside the control of the Advisor or the Property Manager and involves both market conditions and counterparty performance conditions, the shares are treated as unissued for accounting purposes and the Company only includes the Restricted Stock in the calculation of diluted earnings per share to the extent their effect is dilutive and the vesting conditions have been satisfied as of the reporting date.

Pursuant to the Expense Support Agreements, the Advisor or the Property Manager shall be the record owner of the Restricted Stock until the shares of common stock are sold or otherwise disposed of, and shall be entitled to all of the rights of a stockholder of the Company including, without limitation, the right to vote such shares (to the extent permitted by the Articles) and receive all dividends and other distributions paid with respect to such shares. All dividends or other distributions actually paid to the Advisor or the Property Manager in connection with the Restricted Stock shall vest immediately and will not be subject to forfeiture. The Company recognizes expense related to the dividends on the Restricted Stock shares as declared.

Notes Receivable — The Company evaluates impairment on its notes receivable on an individual loan basis which includes, current information and events, periodic visits and quarterly discussions on the financial results of the properties being collateralized and the financial stability of the borrowers. The Company reviews each loan to determine the risk of loss and whether the individual loan is impaired and whether an allowance is necessary. The value credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, as such, the Company does not assign its notes receivable in credit quality categories.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists.” This update clarified the guidance in subtopic 740 and requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward to the extent one is available. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013 for public entities. The Company has determined that the impact of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

3.	Acquisitions

Real Estate Investment Properties — During the nine months ended September 30, 2013, the Company acquired the following 24 properties, which were comprised of six skilled nursing facilities (“SNFs”), thirteen medical office buildings (“MOBs”), four senior housing communities and a specialty hospital:

Property/Description	Structure	Asset Type	Location	Date of Acquisition	Allocated Purchase Price

Perennial Communities (“Perennial SNFs”)
Batesville Healthcare Center	Triple-net Lease	Skilled Nursing	Batesville, AR	5/31/2013	$6,205,650
Broadway Healthcare Center	Triple-net Lease	Skilled Nursing	West Memphis, AR	5/31/2013	11,798,650
Jonesboro Healthcare Center	Triple-net Lease	Skilled Nursing	Jonesboro, AR	5/31/2013	15,232,050
Magnolia Healthcare Center	Triple-net Lease	Skilled Nursing	Magnolia, AR	5/31/2013	11,847,150
Mine Creek Healthcare Center	Triple-net Lease	Skilled Nursing	Nashville, AR	5/31/2013	3,373,500
Searcy Healthcare Center	Triple-net Lease	Skilled Nursing	Searcy, AR	5/31/2013	7,898,100

LaPorte Cancer Center	Modified Lease	Medical Office	Westville, IN	6/14/2013	13,100,000

Knoxville Medical Office Buildings (“Knoxville MOBs”)
Physicians Plaza A at North Knoxville Medical Center	Modified Lease	Medical Office	Powell, TN	7/10/2013	18,124,216
Physicians Plaza B at North Knoxville Medical Center	Modified Lease	Medical Office	Powell, TN	7/10/2013	21,799,989
Jefferson Medical Commons	Modified Lease	Medical Office	Jefferson City, TN	7/10/2013	11,615,715
Physicians Regional Medical Center - Central Wing Annex	Modified Lease	Medical Office	Knoxville, TN	7/10/2013	5,775,000

HarborChase of Jasper	Managed	Senior Housing	Jasper, AL	8/1/2013	7,300,000

Medical Portfolio I Properties (“Medical Portfolio I”)
Doctors Specialty Hospital	Modified Lease	Specialty Hospital	Leawood, KS	8/16/2013	10,003,322
John C. Lincoln Medical Office Plaza I	Modified Lease	Medical Office	Phoenix, AZ	8/16/2013	4,420,069
John C. Lincoln Medical Office Plaza II	Modified Lease	Medical Office	Phoenix, AZ	8/16/2013	3,105,510
North Mountain Medical Plaza	Modified Lease	Medical Office	Phoenix, AZ	8/16/2013	6,185,478
Escondido Medical Arts Center	Modified Lease	Medical Office	Escondido, CA	8/16/2013	15,602,187
Chestnut Commons Medical Office Building	Modified Lease	Medical Office	Elyria, OH	8/16/2013	20,711,800

South Bay Senior Housing Communities (“South Bay Communities”)
The Club at Raider Ranch	Managed	Senior Housing	Lubbock, TX	8/29/2013	$30,000,000
The Isle at Raider Ranch	Managed	Senior Housing	Lubbock, TX	8/29/2013	25,000,000
Town Village	Managed	Senior Housing	Oklahoma City, OK	8/29/2013	22,500,000

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

3.	Acquisitions (continued)

Property/Description	Structure	Asset Type	Location	Date of Acquisition	Allocated Purchase Price

Calvert Medical Office Buildings (“Calvert MOBs”)
Calvert Medical Office Building I, II, III	Modified Lease	Medical Office	Prince Frederick, MD	8/30/2013	$16,409,035
Calvert Medical Arts Center	Modified Lease	Medical Office	Prince Frederick, MD	8/30/2013	19,319,840
Dunkirk Medical Center	Modified Lease	Medical Office	Dunkirk, MD	8/30/2013	4,616,819

					$311,944,080

During the nine months ended September 30, 2012, the Company acquired the following five senior housing communities:

Primrose Retirement Communities (“Primrose I Communities”)
Primrose Retirement Community of Casper	Triple-net Lease	Senior Housing	Casper, WY	2/16/2012	$18,839,437
Primrose Retirement Community of Grand Island	Triple-net Lease	Senior Housing	Grand Island, NE	2/16/2012	13,272,744
Primrose Retirement Community of Mansfield	Triple-net Lease	Senior Housing	Mansfield, OH	2/16/2012	17,993,233
Primrose Retirement Community of Marion	Triple-net Lease	Senior Housing	Marion, OH	2/16/2012	17,691,462
Sweetwater Retirement Community	Triple-net Lease	Senior Housing	Billings, MT	2/16/2012	16,253,124

					$84,050,000

The following summarizes the allocation of the purchase price for the above properties, and the estimated fair values of the assets acquired as of September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012

Land and land improvements	$13,086,233	$5,746,081
Buildings and building improvements	263,516,143	75,680,273
Furniture, fixtures and equipment	5,134,500	933,313
Intangibles (1)	33,137,867	1,690,333
Other liabilities	(2,930,663)	—

	$311,944,080	$84,050,000

FOOTNOTES:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles was approximately 6.5 years and 10 years, respectively.

The revenues and net losses (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the properties included in the Company’s condensed consolidated statements of operations were approximately $5.9 million and $(2.3) million and $6.5 million and $(3.9) million, respectively, for the quarter and nine months ended September 30, 2013; and approximately $1.9 million and $0.1 million and $4.8 million and $1.7 million, respectively, for the quarter and nine months ended September 30, 2012.

For the nine months ended September 30, 2013, the Company paid to the Advisor approximately $5.8 million of investment service fees and acquisition expenses related to the acquisitions of the properties presented above.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

3.	Acquisitions (continued)

In conjunction with the acquisition of Medical Portfolio I, the Company entered into an earn-out agreement with the seller related to Cleveland Clinic, the tenant at Chestnut Commons Medical Office Building, whereby the tenant maintains an exercisable right to expand the leased space by an additional 10,000 square feet within 24 months of the property acquisition closing. The earn-out fee will be equal to (a) the base rent due for the first full year of the lease applicable to the expansion space divided by 8% minus (b) the costs incurred by the Company in connection with the exercise by Cleveland Clinic of its option for the expansion space, including tenant improvement costs, multiplied by 50%. As of the acquisition date and September 30, 2013, approximately $0.5 million of the purchase price includes to this contingent purchase consideration.

The following table presents the unaudited pro forma results of operations for the Company assuming each of the 2013 acquisitions noted above were acquired as of January 1, 2012 and that the 2012 acquisitions noted above were acquired as of January 1, 2011 for purposes of presenting the quarter and nine months ended September 30, 2013 and 2012:

	(Unaudited)		(Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues	$20,685,312	$12,371,075	$55,564,451	$35,307,044

Net income (loss) (1)	$4,983,508	$(1,534,838)	$865,830	$(10,583,942)

Income (loss) per share of common stock (basic and diluted)	$0.10	$(0.05)	$0.02	$(0.39)

Weighted average number of shares of common stock outstanding (basic and diluted) (2)	47,824,875	31,393,424	46,181,390	27,421,655

FOOTNOTES:

(1)	The pro forma results for the quarter and nine months ended September 30, 2013, were adjusted to exclude approximately $8.3 million of acquisition fees and related expenses directly attributable to the acquisition of the 21 properties and were included in the condensed consolidated statement of operations for the nine months ended September 30, 2013. The pro forma results for the quarter and nine months ended September 30, 2012 were adjusted to include these charges as if the properties had been acquired on January 1, 2012.
(2)	As a result of the properties being treated as operational since January 1, 2012, the Company assumed approximately 20.1 million shares were issued as of January 1, 2012. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2012 instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the period presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

3.	Acquisitions (continued)

Real Estate Under Development — In August 2013, the Company acquired a fee simple interest in a 20-acre tract of land adjacent to the South Bay Communities in Lubbock, Texas for $3.0 million. In connection with the acquisition, the Company entered into a development agreement with a third party consisting of three potential development phases. The first phase of development is comprised of a maximum development budget of approximately $12.1 million, including the allocated purchase price of the land for the first phase of approximately $1.1 million, for the construction and development of an additional 30 independent living apartment units and 20 independent living villas on the Raider Ranch campus (“Raider Ranch Phase One Development”). The targeted construction completion date and initial occupancy for the Raider Ranch Phase One Development is scheduled for the first quarter of 2015. The remaining two phases of development are at the option of the Company; however, as of September 30, 2013, no formal undertakings have commenced with regards to these additional development phases.

Under a promoted interest agreement with the developer, certain net operating income targets have been established which, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the internal rate of return on the Company’s investment in the Raider Ranch Phase One Development.

As of September 30, 2013, the Company paid to the Advisor approximately $0.1 million of investment service fees and acquisition expenses related to the Raider Ranch Phase One Development, which have been capitalized and included in real estate under development.

4.	Real Estate Investment Properties, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012

Land and land improvements	$29,265,006	$16,162,081
Building and building improvements	474,842,935	211,321,273
Furniture, fixtures and equipment	10,181,405	4,887,313
Less: accumulated depreciation	(9,148,178)	(1,959,708)

Real estate investment properties, net	505,141,168	230,410,959
Real estate under development, including land	27,521,700	8,461,571

Total real estate assets, net	$532,662,868	$238,872,530

Depreciation expense on the Company’s real estate investment properties, net was approximately $3.2 million and $7.2 million for the quarter and nine months ended September 30, 2013, respectively; and approximately $0.6 million and $1.4 million for the quarter and nine months ended September 30, 2012, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

5.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
In-place lease intangibles	$33,021,427	$7,165,333
Above-market lease intangibles	3,157,400	—
Below-market ground lease intangibles	4,153,300	—
Less: accumulated amortization	(2,471,556)	(140,863)

Intangible assets, net	$37,860,571	$7,024,470

Below-market lease intangibles	$2,613,700	$—
Above-market ground lease intangibles	317,000	—
Less: accumulated amortization	(67,530)	—

Intangible liabilities, net	$2,863,170	$—

Amortization expense on the Company’s intangible assets was approximately $1.4 million and $2.4 million for the quarter and nine months ended September 30, 2013, of which approximately $0.05 million and $0.05 million, respectively, were treated as a reduction of rental income from operating leases, approximately $0.01 million and $0.01 million, respectively, were treated as a increase of property operating expenses and approximately $1.3 million and $2.3 million, respectively, were included in depreciation and amortization. Amortization expense on the Company’s intangible assets was approximately $0.04 million and $0.1 million for the quarter and nine months ended September 30, 2012, respectively, which was all included in depreciation and amortization.

Amortization expense on the Company’s intangible liabilities was approximately $0.07 million and $0.07 million for the quarter and nine months ended September 30, 2013, of which approximately $0.07 million and $0.07 million, respectively, were treated as an increase of rental income from operating leases and approximately $0.001 million and $0.001 million, respectively, were treated as a reduction of property operating expenses. There was no amortization expense on the Company’s intangible liabilities for the quarter and nine months ended September 30, 2012, respectively.

The estimated future amortization on the Company’s intangible assets and liabilities for the remainder of 2013, each of the next four years and thereafter, in the aggregate, as of September 30, 2013 is as follows:

	Assets	Liabilities
2013	$2,192,947	$148,089
2014	9,008,231	1,338,505
2015	7,281,595	387,891
2016	4,148,314	328,624
2017	2,918,697	220,009
Thereafter	12,310,787	440,052

	$37,860,571	$2,863,170

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

6.	Operating Leases

As further described in Note 3, “Acquisitions,” during the nine months ended September 30, 2013, the Company acquired nine single-tenant properties that are 100% leased under operating leases and comprised of six SNFs, two MOBs and one specialty hospital. In addition, the Company acquired 11 MOBs that are leased under operating leases to multiple tenants with overall occupancy rates ranging between 93% and 100% as of the date of acquisition.

The Perennial SNFs are operated by a subsidiary of Arkansas SNF Operations Acquisition III, LLC (“Arkansas SNF”) under triple-net lease agreements having an initial term of ten years, with two five-year renewal options. In the initial year, the aggregate minimum annual rent for the Perennial SNFs is approximately $5.54 million, and the average effective annual rental per usable bed is approximately $7,100. Annual base rent is equal to the SNFs’ lease basis multiplied by the initial lease rate of 9.75% and will escalate thereafter pursuant to the lease agreements. Annual capital reserve income is paid to the Company based on approximately $500 per bed each year.

The LaPorte Cancer Center is leased to Michiana Hematology Oncology, P.C., the largest independent oncology practice in Indiana, under a 20-year triple-net lease, which will expire on October 31, 2030, with current annual base rent of approximately $1.04 million. Holladay Properties, an unaffiliated party, manages the building under a property management agreement having an initial term of two years, with automatic renewals of one year each unless terminated by either party.

The Knoxville MOBs are located on three hospital campuses of the Tennova Healthcare System, a subsidiary of Health Management Associates (“HMA”), and are 99.7% leased under 31 non-cancelable leases with expirations ranging from 2013 through 2021, subject to additional renewal periods at the tenant’s option. The Knoxville MOBs are leased under modified lease agreements with current aggregate annual base rents of approximately $4.2 million. The Knoxville MOBs are managed by N.T. Brinkman, an unaffiliated party, under a property management agreement having an initial term of five years with automatic renewals of one year each unless terminated earlier by either party.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

6.	Operating Leases (continued)

The Medical Portfolio I is 92.3% leased under 35 non-cancelable leases with expirations on these leases ranging from 2013 through 2023. The portfolio consists of five MOBs and one specialty hospital operated under modified leases of which the majority have multiple tenants with varying levels of occupancy and current aggregate annual base rents of approximately $1.9 million; whereas, Doctors Specialty Hospital and Chestnut Commons Medical Office Building are leased to single tenants and have current aggregate annual base rents of approximately $0.9 million and $1.3 million, respectively. Four of the MOBs and the specialty hospital are managed by Holladay Properties under a property management agreement having an initial term of one year, with automatic renewals of one year each unless terminated by either party and the sixth MOB, Escondido Medical Arts Center, is managed by Lincoln Harris, an unaffiliated party, under a property management agreement having an initial term of three years, with automatic renewals of one year each unless terminated by either party.

The Calvert MOBs are 99.5% leased and represent a mix of either on-campus or hub-and-spoke medical facilities for the Calvert Memorial Health System. While the Calvert MOBs have multiple tenants, the majority of the leases are held by affiliates of the Calvert Memorial Health System with expirations ranging from 2013 to 2023. In addition, the Calvert MOBs have current aggregate annual base rents of approximately $3.1 million and are managed by Holladay Properties under a property management agreement having an initial term of one year, with automatic renewals of one year each unless terminated by either party

Under the terms of the aforementioned triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to taxing authorities. However, if the tenant does not pay, the Company will be liable. The total annualized property tax assessed on these newly acquired properties as of September 30, 2013 was approximately $0.1 million.

Under the terms of the aforementioned medical facility lease agreements with third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and maintenance to common areas. The total annualized property tax assessed on these newly acquired properties as of September 30, 2013 was approximately $1.2 million.

As of September 30, 2013, the Company owned 30 real estate investment properties that were 97.4% leased under operating leases. The following is a schedule of future minimum lease payments to be received under non-cancellable operating leases for the remainder of 2013 and each of the next four years and thereafter, in the aggregate, as of September 30, 2013:

2013	$14,972,273
2014	32,721,378
2015	32,118,820
2016	31,090,705
2017	31,026,864
Thereafter	154,289,216

$296,219,256

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

7.	Unconsolidated Entities

In January 2013, the Company acquired a 90% membership interest in a two-story MOB in Claremont, California with a total net rentable area of 48,984 square feet for approximately $7.0 million in equity through a joint venture (“Montecito Joint Venture”) formed by the Company and its co-venture partner, an unrelated party, that holds the remaining 10% interest. Under the terms of the venture agreement, operating cash flows will be distributed to the Company and its co-venture partner on a pro rata basis. The Company accounts for this investment under the equity method of accounting because the decisions that significantly impact the entity are shared between the Company and its co-venture partner. The total acquisition price for the MOB was approximately $19.8 million.

The Montecito Joint Venture obtained a five-year credit facility for a maximum aggregate principal amount of $35 million, of which $12.5 million was funded in connection with the acquisition of the MOB and an additional $0.4 million was funded upon completion of certain tenant improvements. The non-recourse loan which is collateralized by the property and future properties that may be funded under the facility matures in January 2018 and bears interest at a rate equal to the sum of LIBOR plus 2.6% per annum, payable monthly. The loan requires interest-only payments on the outstanding principal amount through July 2014 and monthly payments thereafter of principal and interest based upon a 360-month amortization schedule. In addition, the Montecito Joint Venture entered into a three-year forward starting swap with a notional amount of $12.4 million related to the credit facility balance which will bear interest at a fixed rate of 3.935% in years three through five. Refer to Note 11, “Derivative Financial Instruments” for additional information.

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

For the nine months ended September 30, 2013, the Company capitalized approximately $0.5 million of investment service fees and acquisition expenses related to the Company’s investment in the Montecito and Windsor Manor joint ventures. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

On July 1, 2013, pursuant to a purchase and sale agreement dated December 18, 2012, between CHTSunIV and HCN, the Company completed the sale of its joint venture membership interest for a sales price of approximately $61.8 million, net of transaction costs, which reflects an aggregate gain of approximately $4.5 million that is recorded as a gain on sale of investment in unconsolidated entity in the accompanying condensed statement of operations for the quarter and nine months ended September 30, 2013.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

7.	Unconsolidated Entities (continued)

The following table presents condensed financial information for each of the Company’s unconsolidated entities as of and for the quarter and nine months ended September 30, 2013:

	For the quarter ended September 30, 2013
	Montecito	CHTSunIV (4)	Windsor Manor	Total
Revenues	$446,182	$—	$2,042,711	$2,488,893

Operating income (loss) (3)	$121,612	$—	$(24,120)	$97,492

Net income (loss)	$20,439	$—	$(250,682)	$(230,243)

Income (loss) allocable to other venture partners (1)	$2,046	$—	$(522,993)	$(520,947)

Income allocable to the Company (1)	$18,394	$—	$272,310	$290,704
Amortization of capitalized acquisition costs	(2,072)	—	(3,988)	(6,060)

Equity in earnings of unconsolidated entities	$16,322	$—	$268,322	$284,644

Distributions declared to the Company	$356,346	$—	$106,802	$463,148

Distributions received by the Company	$342,158	$1,503,781	$—	$1,845,939

	For the nine months ended September 30, 2013
	Montecito (2)	CHTSunIV (4)	Windsor Manor (2)	Total
Revenues	$1,254,923	$24,107,268	$5,325,932	$30,688,122

Operating income (loss) (3)	$66,487	$7,483,713	$(18,317)	$7,531,883

Net loss	$(218,120)	$(46,380)	$(742,697)	$(1,007,197)

Loss allocable to other venture partners (1)	$(21,811)	$(1,365,855)	$(1,417,407)	$(2,805,073)

Income (loss) allocable to the Company (1)	$(196,309)	$1,319,475	$674,710	$1,797,876
Amortization of capitalized acquisition costs	(5,885)	(36,347)	(10,865)	(53,097)

Equity in earnings (loss) of unconsolidated entities	$(202,194)	$1,283,128	$663,845	$1,744,779

Distributions declared to the Company	$698,504	$2,990,282	$287,198	$3,975,984

Distributions received by the Company	$342,158	$4,458,420	$223,985	$5,024,563

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	Represents operating results from the date of acquisition through the end of the periods presented.
(3)	Includes approximately $0.3 and $0.2 million of non-recurring acquisition expenses incurred by Montecito and Windsor Manor for the nine months ended September 30, 2013.
(4)	In July 2013, the Company completed the sale of its joint venture membership interest in CHTSunIV.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

7.	Unconsolidated Entities (continued)

The following tables present financial information for the Company’s unconsolidated entities as of and for the quarter and nine months ended September 30, 2012:

	For the quarter ended September 30, 2012
	CHTSunIV	Windsor Manor	Total
Revenues	$12,085,124	$410,111	$12,495,235

Operating income	$2,510,655	$38,454	$2,549,109

Net loss	$(730,229)	$(20,462)	$(750,691)

Loss allocable to other venture partners (1)	$(1,010,480)	$(66,576)	$(1,077,056)

Income allocable to the Company (1)	$280,251	$46,114	$326,365
Amortization of capitalized acquisition costs	(18,174)	(900)	(19,074)

Equity in earnings of unconsolidated entities	$262,077	$45,214	$307,291

Distributions declared to the Company	$1,516,247	$—	$1,516,247

Distributions received by the Company	$—	$—	$—

	For the nine months ended September 30, 2012
	CHTSunIV (2)	Windsor Manor (2)	Total
Revenues	$12,085,124	$410,111	$12,495,235

Operating income	$1,138,020	$38,454	$1,176,474

Net loss	$(2,164,165)	$(20,462)	$(2,184,627)

Loss allocable to other venture partners (1)	$(1,670,788)	$(66,576)	$(1,737,364)

Income (loss) allocable to the Company (1)	$(493,377)	$46,114	$(447,263)
Amortization of capitalized acquisition costs	(18,174)	(900)	(19,074)

Equity in earnings (loss) of unconsolidated entities	$(511,551)	$45,214	$(466,337)

Distributions declared to the Company	$1,550,440	$—	$1,550,440

Distributions received by the Company	$—	$—	$—

FOOTNOTE:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	Represents operating results from the date of acquisition through the end of the periods presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

8.	Indebtedness

In March 2013, the Company extinguished the outstanding balance of $40 million of its mezzanine loan prior to its scheduled expiration. In connection therewith, the Company wrote-off approximately $0.2 million in unamortized loan costs as interest expense and loss on the early extinguishment of debt. In addition, the Company paid an exit fee of $0.8 million or 2.0% upon extinguishment of the CHTSunIV mezzanine loan. Both the unamortized loan costs and the exit fee are included in interest expense and loan cost amortization in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company repaid approximately $75 million (including $25.3 million that was re-advanced in March 2013 pursuant to a loan modification) on the Primrose II bridge loan of which approximately $23.5 million was funded with permanent financing obtained during the period.

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

In May 2013, in connection with the Perennial SNFs acquisition, the Company entered into a secured non-recourse loan agreement for a three-year term loan in the aggregate principal amount of $30.0 million (the “Perennial Loan”). The Perennial Loan matures on May 31, 2016 and may be prepaid in whole or in part without penalty except for any breakage costs. Interest on the outstanding principal balance of the Perennial Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 4.25%. In addition to each monthly interest payment, the Company is required to make monthly principal payments commencing May 10, 2015 through the maturity date in an amount sufficient to amortize the loan on a 30-year schedule at a per annum rate of 6%.

In June 2013, in connection with the LaPorte Cancer Center acquisition, the Company entered into a non-recourse loan agreement for $8.5 million, which matures on June 14, 2028 (“LaPorte Loan”). The LaPorte Loan bears interest at a rate of 4.25% for the first seven years and, thereafter, at a rate subject to changes in an independent index which is the weekly average yield on the 7-year International SWAPs and Derivatives Association mid-market par SWAP rates.

In July 2013, the Company entered into a secured non-recourse loan agreement providing for a five-year credit facility in the maximum aggregate principal amount of approximately $38.6 million of which approximately $35.4 million was funded in connection with the acquisition of the Knoxville MOBs while the remaining $3.2 million was funded in August 2013 upon receipt of a satisfactory appraisal and satisfaction of certain other required conditions, including an overall loan to value ratio of not more than 67% (the “Knoxville MOBs Loan”). The Knoxville MOBs Loan bears interest at a rate equal to the sum of LIBOR plus 2.50%, with monthly payments of interest only for the first 18 months of the term of the Knoxville MOBs Loan, and monthly payments of interest and principal for the remaining 42 months of the term of the Knoxville MOBs Loan based on a 30-year amortization schedule. In September 2013, the Company entered into an interest rate swap agreement referred to in Note 11, “Derivative Financial Instruments.”

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

8.	Indebtedness (continued)

In August 2013, the Company entered into a secured non-recourse credit agreement for a revolving line of credit facility (“CHP Credit Facility”). The CHP Credit Facility provides for a revolving line of credit in an initial aggregate principal amount of $120 million, which includes a $10 million sub-facility for stand-by letters of credit and a $10 million sub-facility for swing-line advances for intermittent borrowings, with the availability to increase the amount of such revolving line of credit facility to a maximum outstanding aggregate principal amount of $325 million. The CHP Credit Facility has an initial term of three years, with one 12-month extension option available upon payment of an extension fee equal to 0.25% of the then-outstanding principal amount of the credit facility. The Company will make monthly payments based on fluctuating LIBOR rates between 2.25% and 3.25% and base rates of 1.25% to 2.25% based on the Company’s loan to value ratio. As of September 30, 2013, the properties of Primrose Retirement Community of Council Bluffs, Primrose Retirement Community of Lima, HarborChase of Jasper, Town Village and The Club at Raider Ranch have been posted as collateral to provide for a borrowing capacity of approximately $54.8 million.

As of September 30, 2013, the Company had not drawn any of the funds available on the CHP Credit Facility.

In August 2013, in connection with our acquisition of the Medical Portfolio I, the Company entered into a secured non-recourse loan agreement for a three-year term loan with an aggregate principal amount outstanding equal to $35.7 million (“Medical Portfolio I Loan”). The Medical Portfolio I Loan is scheduled to mature in September 2016, but includes two, one-year extension options upon the Company’s request and is subject to an extension fee equal to 0.25% of the then-outstanding principal amount. Interest on the outstanding principal balance of each Medical Portfolio I Loan accrues equal to LIBOR plus 2.65% with monthly payments of principal and interest based on a 30-year amortization schedule.

In August 2013, the Company entered into a secured non-recourse credit agreement for a five-year term loan in the maximum aggregate principal amount of $29.4 million (“Calvert MOBs Loan”), of which approximately $26.3 million was funded in connection with the acquisition of the Calvert MOBs. The remaining $3.1 million of the Calvert MOBs loan agreement is available in the event the Solomons Island MOB is acquired and added to the collateral under the Calvert MOBs Loan. The Calvert MOBs Loan bears interest at a rate equal to the sum of LIBOR plus 2.50%, with monthly payments of interest only for the first 18 months and monthly payments of interest and principal for the remaining 42 months based on a 30-year amortization schedule. In September 2013, the Company entered into an interest rate swap agreement referred to in Note 11, “Derivative Financial Instruments.”

As of September 30, 2013, the Company’s loans require it to meet certain customary financial covenants and ratios including limitations on incurrence of additional indebtedness, minimum occupancy at the properties, debt service coverage and minimum tangible net worth with which the Company was in compliance.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

8.	Indebtedness (continued)

Maturities of indebtedness for the remainder of 2013 and each of the next four years and thereafter, in the aggregate, as of September 30, 2013 are as follows:

2013	$936,551
2014	3,546,209
2015	5,870,476
2016	68,529,420
2017	14,179,983
Thereafter	181,103,416

$274,166,055

The fair value and carrying value of mortgage and other notes payable were approximately $269.9 million and $274.2 million as of September 30, 2013, respectively, and both were approximately $193.2 million as of December 31, 2012 based on then-current rates and spreads the Company would expect to obtain for similar borrowings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as level 3 on the three-level fair value hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of September 30, 2013 and December 31, 2012 because of the relatively short maturities of the obligations.

9.	Related Party Arrangements

In March 2013, the Company’s board of directors approved an amendment to the advisory agreement with the Advisor that will provide for payments of asset management fees based on a percentage of the average real estate values as defined in the agreement rather than amounts as of the end of the preceding month.

In March 2013, the Company entered into the Advisor Expense Support Agreement pursuant to which the Advisor has agreed to accept certain payments in the form of forfeitable restricted common stock of the Company in lieu of cash for asset management fees and specified expenses owed by the Company to the Advisor under the advisory agreement. The term of the Advisor Expense Support Agreement runs from April 1, 2013 until December 31, 2013, subject to the right of the Advisor to terminate the Advisor Expense Support Agreement upon 30 days’ written notice to the Company. In November 2013, the Advisor elected to extend the Advisor Expense Support Agreement through December 31, 2014, refer to Note 17, “Subsequent Events,” for further information.

Commencing on April 1, 2013, the Advisor shall provide expense support to the Company through forgoing the payment of fees in cash and acceptance of restricted stock for services rendered and specified expenses incurred in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Advisor Expense Support Agreement). The Advisor expense support amount shall be determined for each calendar quarter of the Company, on a non-cumulative basis, with each such quarter-end date (“Determination Date”).

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

9.	Related Party Arrangements (continued)

In August 2013, the Company entered into the Property Manager Expense Support Agreement pursuant to which the Property Manager has agreed to accept certain payments in the form of forfeitable restricted common stock of the Company in lieu of cash for property management services owed by the Company to the Property Manager under the property management and leasing agreement. The term of the Property Manager Expense Support Agreement runs from July 1, 2013 until December 31, 2013, subject to the right of the Property Manager to terminate the Property Manager Expense Support Agreement upon 30 days’ written notice to the Company. In November 2013, the Property Manager elected to extend the Property Manager Expense Support Agreement through December 31, 2014, refer to Note 17, “Subsequent Events,” for further information.

Commencing on July 1, 2013, the Property Manager has provided expense support to the Company through forgoing the payment of fees in cash and acceptance of restricted stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Property Manager Expense Support Agreement). The Property Manager expense support amount shall be determined, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each Determination Date.

In exchange for services rendered and in consideration of the expense support provided, the Company shall issue, within 45 days following each Determination Date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by to the Advisor and Property Manager for the preceding quarter divided by the then-current public offering price per share of common stock, on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreements. Any amounts deferred, and for which restricted stock shares are issued, pursuant to the Expense Support Agreements will be permanently waived and the Company will have no obligation to pay such amounts to the Advisor or the Property Manager. The restricted stock is subordinated and forfeited to the extent that shareholders do not receive their original invested capital back with at least a 6% annualized return of investment upon ultimate liquidity of the company. Refer to Note 2, “Summary of Significant Accounting Policies” for treatment of issued restricted stock.

For the nine months ended September 30, 2013, approximately $0.5 million in asset management fees and specified expenses were forgone in accordance with the terms of the Advisor Expense Support Agreement. The Company’s aggregate modified funds from operations exceeded cash distributions for the quarter ended September 30, 2013 and accordingly no asset management fees and specified expenses were foregone for the quarter ended September 30, 2013. As of September 30, 2013, the Advisor had foregone a total of approximately $0.5 million in asset management fees and specified expenses under the terms of the Advisor Expense Support Agreement and the Company had issued approximately 0.05 million Restricted Stock shares to the Advisor related to three months ended June 30, 2013.

As of September 30, 2013, the Advisor had received approximately $1,600 and 118 shares in the form of cash and stock distributions, respectively, related to previously issued Restricted Stock shares for which approximately $1,700 of expense for the quarter and nine months ended September 30, 2013 has been recognized and included in general and administrative expense in the accompanying condensed consolidated statements of operations.

As noted above, the Company’s modified funds from operations exceeded cash distributions for the quarter ended September 30, 2013 and accordingly no property management fees and specified expenses were forgone for the quarter ended September 30, 2013. As of September 30, 2013, no Restricted Stock shares had been issued to the Property Manager nor was the Property Manager entitled to any dividends during the quarter and nine months ended September 30, 2013.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

9.	Related Party Arrangements (continued)

For the quarter and nine months ended September 30, 2013 and 2012, the Company incurred the following fees in connection with its Offering:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Selling commissions	$3,248,049	$1,498,058	$7,165,482	$5,930,241
Marketing support fees	3,252,102	1,280,117	8,462,553	3,320,785

Total offering expenses	$6,500,151	$2,778,175	$15,628,035	$9,251,026

For the quarter and nine months ended September 30, 2013 and 2012, the Company incurred the following fees and reimbursable expenses as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Reimbursable expenses:
Offering costs	$691,480	$2,173,419	$2,713,627	$5,600,764
Operating expenses	764,340	401,745	2,112,608	1,225,788

	$1,455,820	$2,575,164	$4,826,235	$6,826,552

Investment services fees (1)	$4,583,697	$592,326	$6,449,978	$4,448,561
Disposition fee	607,718	—	607,718	—
Financing coordination fee	—	551,910	—	551,910
Property management fees (2)	295,514	277,498	879,281	327,013
Asset management fees (3)	1,263,824	534,631	2,897,641	814,797

Total reimbursable expenses, net	$6,750,753	$1,956,365	$10,834,618	$6,142,281

FOOTNOTES:

(1)	For the quarter and nine months ended September 30, 2013, the Company incurred approximately $4.6 million and $6.4 million, respectively, in investment service fees of which approximately $0.5 million was capitalized as part of its investment basis in the Montecito Joint Venture and the additional Windsor Manor II Communities for the nine months ended September 30, 2013. For the quarter and nine months ended September 30, 2012, the Company incurred approximately $0.6 million and $4.4 million, respectively, in investment services fees of which approximately $0.3 million and $2.6 million, respectively, were capitalized and included in investments in unconsolidated entities and properties held for development.
(2)	For the quarter and nine months ended September 30, 2013, the Company incurred approximately $0.3 million and $0.9 million, respectively, in property and construction management fees, of which approximately $0.07 million and $0.2 million, respectively, in construction management fees have been capitalized and included in real estate under development. For the quarter and nine months ended September 30, 2012, the Company incurred approximately $0.1 million in construction management fees which were capitalized and included in real estate under development.
(3)	For the quarter and nine months ended September 30, 2013, the Company incurred approximately $1.3 million and $2.9 million in asset management fees and specified expenses, which was net of approximately $0.5 million in asset management fees that were forgone in accordance with the terms of the Advisor Expense Support Agreement for the nine months ended September 30, 2013. For the quarter and nine months ended September 30, 2013, the Company capitalized approximately $0.2 million and $0.2 million, respectively, in asset management fees which have been included in real estate under development. There were no asset management fees forgone or capitalized for the quarter and nine months ended September 30, 2012.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

9.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses were as follows as of:

	September 30, 2013	December 31, 2012
Due to managing dealer:
Selling commissions	$343,501	$102,656
Marketing support fees	256,573	136,337

	600,074	238,993

Due to property manager:
Property management fees	235,774	452,131

	235,774	452,131

Due to the Advisor, its affiliates and others:
Asset management fees	1,263,824	—
Reimbursable operating expenses	843,453	242,293
Reimbursable offering costs	237,371	356,463
Interest reserve account and other advances	293,018	—

	2,637,666	598,756

	$3,473,514	$1,289,880

The Company incurs operating expenses which, in general, are related to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (referred to as the “Expense Cap Test”). In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreement. For the Expense Year ended September 30, 2013, the Company did not incur operating expenses in excess of the Limitation.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

9.	Related Party Arrangements (continued)

In June 2013, the Company originated an acquisition, development and construction loan in the amount of $6.2 million (“ADC Loan”) to C4 Development, LLC (“Crosland Southeast”), a related party by virtue of a family relationship between a principal of the borrower and the Company’s vice chairman who recused himself from review and approval of the investment, for the development of a 22,000 square foot MOB in Rutland, Virginia that will function as an out-patient emergency and imaging center and will be leased to Hospital Corporation of America (“HCA”). The triple-net lease with HCA is effective upon Crosland Southeast obtaining a certificate of occupancy and contains a 10 year initial term with four 5 year renewal options. As of September 30, 2013, approximately $2.5 million of the ADC Loan commitment had been funded of which approximately $1.8 million was used for the purchase of 2.8 acres of land (“HCA Rutland”) and approximately $0.7 million was used towards the development of the MOB.

Concurrent with the ADC Loan, the Company also entered into a right of first refusal to acquire the HCA Rutland property with a one year term from the earlier of (a) the maturity date of the ADC Loan or (b) the date that the ADC Loan is paid in full. Based on review and assessment of the transaction structure, the Company has determined that it holds a variable interest in Crosland Southeast through the ADC Loan; however, the Company further concluded that it is not the primary beneficiary of the HCA Rutland development as the Company does not have the power to direct the activities that most significantly impact economic performance of either Crosland Southeast or the HCA Rutland development. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the amounts funded under the ADC Loan, which totaled approximately $2.5 million as of September 30, 2013. The Company’s exposure is limited as a result of the Company’s collateralized interest in the HCA Rutland development.

The approximate $2.5 million of funding on the ADC Loan has been recorded as a note receivable from related party in the accompanying condensed consolidated balance sheet as of September 30, 2013 and is comprised of the following:

Borrower (Description of Collateral Property)	Origination Date	Maturity Date (1)	Interest Rate (2)	Loan Principal Balance as of
				September 30, 2013	December 31, 2012
Crosland Southeast (land development)	6/27/2013	6/27/2014	16.0%	$2,527,976	$—
Loan origination costs				119,479	—
Accrued interest (3)				52,149	—

Total carrying amount				$2,699,604	$—

FOOTNOTES:

(1)	The initial term of the ADC Loan is one year with an extension option of up to six months.
(2)	The interest rate is comprised of an 8% component that is paid monthly and an 8% component that is paid upon maturity of the ADC Loan.
(3)	Approximately $0.01 million of accrued interest represents monthly interest payments and approximately $0.04 million represents amounts that are due at maturity. Accrued interest is included in interest income on note receivable from related party in the accompanying condensed statements of operations for the quarter and nine months ended September 30, 2013.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

9.	Related Party Arrangements (continued)

The fair value and carrying value of the Company’s note receivable from related party were approximately $2.7 million as of September 30, 2013 based on then-current rates and spreads that a market participant would expect to obtain for similar financings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair value related to the Company’s note receivable from related party is categorized as level 3 on the three-level fair value hierarchy.

The following is a schedule of future principal maturities for the note receivable from related party for the remainder of 2013 and each of the next four years and thereafter, in the aggregate, as of September 30, 2013:

2013	$—
2014	2,527,976
2015	—
2016	—
2017	—
Thereafter	—

Total	$2,527,976

In connection with the ADC Loan agreement, Crosland Southeast established an interest reserve account at a bank in which the Company’s chairman serves as a director, which as of September 30, 2013 was approximately $0.3 million. The purpose of the interest reserve account is to pay regular interest payments that will be due and payable under the ADC Loan. Moreover, Crosland Southeast will continue to make periodic payments to the interest reserve account to ensure sufficient funds to cover monthly interest payments coming due under the ADC Loan. In addition, the Company maintains other accounts at a bank in which the Company’s chairman serves as a director. The Company had total other deposits at that bank in the amount of approximately $0.4 million and $0.1 million as of September 30, 2013 and December 31, 2012, respectively.

10.	Ground and Air Rights Leases

During the quarter and nine months ended September 30, 2013, in conjunction with the Calvert MOBs and Knoxville MOBs detailed in Note 3. “Acquisitions,” the Company acquired interests in six ground and air rights leases. The Calvert and Knoxville MOBs ground and air rights leases represent operating leases with scheduled payments over the life of the respective leases. The Company incurred approximately $0.03 million in ground and air rights lease expense for the quarter and nine months ended September 30, 2013.

The following is a schedule of future minimum lease payments to be paid under the ground and air rights leases for the remainder of 2013 and each of the next four years and thereafter, in the aggregate, as of June 30, 2013:

2013	$47,543
2014	191,460
2015	194,078
2016	196,774
2017	199,551
Thereafter	21,255,613

$22,085,019

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

11.	Derivative Financial Instruments

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

In September 2013, the Company entered into an interest rate swap agreement to hedge the interest rate exposure related to the variable-rate debt associated with the Knoxville MOB Loan (“Knoxville MOB Swap”). The agreement requires the Company to pay a fixed amount based on a quoted interest rate of 2.70% from August 2015 through July 2018 based on aggregate notional values of approximately $38.2 million. The agreement further provides for the Company to receive a variable amount based on current LIBOR and the aforementioned notional values.

In September 2013, the Company entered into an interest rate swap agreement to hedge the interest rate exposure related to the variable-rate debt associated with the Calvert MOB Loan (“Calvert MOB Swap”). The agreement requires the Company to pay a fixed amount based on a quoted interest rate of 2.78% from August 2015 through August 2018 based on aggregate notional values of approximately $26.0 million. The agreement further provides for the Company to receive a variable amount based on current LIBOR and the aforementioned notional values.

The following table summarizes the terms of the aforementioned swaps and the proportion of fair value relative to the Company’s ownership percentage that has been recorded as of September 30, 2013. Amounts related to the Montecito Swap are included in investments in unconsolidated entities in the accompanying condensed consolidated balance sheet as of September 30, 2013; whereas the Knoxville MOB Swap and Calvert MOB Swap are included in other liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2013:

Derivative Financial Instrument	Notional amount	Fixed interest rate (1)	Trade date	Maturity date	Fair value asset (liability)
					September 30, 2013	December 31, 2012
Montecito Swap	$12,421,349	1.335%	January 17, 2013	January 15, 2018	$61,197	$—
Knoxville MOB Swap	$38,254,947	2.700%	September 6, 2013	July 10, 2018	$(706,379)	$—
Calvert MOB Swap	$26,066,971	2.780%	September 6, 2013	August 29, 2018	$(522,325)	$—

FOOTNOTES:

(1)	The all-in rates also include a credit spread of 2.6% for the Montecito Swap, 2.5% for the Knoxville MOB Swap and 2.5% the Calvert MOB Swap.

The Montecito Swap, Knoxville MOB Swap and Calvert MOB Swap are valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments could, in turn, impact the Montecito Joint Venture’s or the Company’s results of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

11.	Derivative Financial Instruments (continued)

The following table summarizes the gross and net amounts of the Company’s share of the aforementioned swaps as presented in the accompanying condensed consolidated balance sheet as of September 30, 2013:

Derivative Financial Instrument	Notional amount	Gross and net amounts of asset (liability) presented in the accompanying condensed consolidated balance sheet as of September 30, 2013			Gross amounts in the accompanying condensed consolidated balance sheet as of September 30, 2013
		Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
Montecito Swap	$12,421,349	$61,197	$—	$61,197	$61,197	$—	$61,197
Knoxville MOB Swap	$38,254,947	$(706,379)	$—	$(706,379)	$(706,379)	$—	$(706,379)
Calvert MOB Swap	$26,066,971	$(522,325)	$—	$(522,325)	$(522,325)	$—	$(522,325)

The Company, or its equity method investments, did not hold any derivative financial instruments as of December 31, 2012 or for the quarter or nine months ended September 30, 2012.

12.	Stockholders’ Equity

Public Offering — As of September 30, 2013 and December 31, 2012, the Company had received aggregate offering proceeds of approximately $469.7 million (48.0 million shares) and $181.6 million (18.5 million shares), respectively, including approximately $6.6 million (0.7 million shares) and $1.7 million (0.2 million shares), respectively, received through its distribution reinvestment plan.

Distributions — During the nine months ended September 30, 2013 and 2012, the Company declared cash distributions of approximately $9.0 million and $1.7 million, respectively. In addition, the Company declared and made stock distributions of 676,174 and 130,842 shares of common stock for the nine months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013, 100% of distributions were considered taxable for federal income tax purposes. For the nine months ended September 30, 2012, 100% of distributions were considered a return of capital. No amounts distributed to stockholders for the nine months ended September 30, 2013 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

Refer to Note 9, “Related Party Arrangements,” for information on distributions paid to the Advisor in connection with restricted stock shares received under the Advisor Expense Support Agreement during the nine months ended September 30, 2013.

Redemptions — During the nine months ended September 30, 2013, the Company received requests for the redemption of an aggregate of 76,129 shares of common stock, respectively, all of which were approved for redemption at an average price of $9.27 and for a total of approximately $0.7 million, of which $0.3 million was paid in October 2013. Similarly, during the nine months ended September 30, 2012, the Company received requests for the redemption of an aggregate of 1,049 shares of common stock, respectively, all of which were approved for redemption at an average price of $9.99 per share for a total of approximately $0.01 million.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

12.	Stockholders’ Equity (continued)

Other comprehensive loss — The following table reflects the effect of derivative financial instruments held by Company, or its equity method investments, and included in the condensed consolidated statements of comprehensive loss for the quarters and nine months ended September 30, 2013 and 2012, respectively:

Derivative Financial Instrument	Loss recognized in other comprehensive loss on derivative financial instrument (Effective Portion)		Location of gain (loss) reclassified into earnings (Effective Portion)	Gain (loss) reclassified from AOCI into earnings (Effective Portion)
	Quarter ended			Quarter ended
	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Montecito Swap	$(69,557)	$—	Not applicable	$—	$—
Knoxville MOB Swap	(706,379)	—	Not applicable	—	—
Calvert MOB Swap	(522,325)	—	Not applicable	—	—

Total	$(1,298,261)	$—		$—	$—

Derivative Financial Instrument	Gain (loss) recognized in other comprehensive loss on derivative financial instrument (Effective Portion)		Location of gain (loss) reclassified into earnings (Effective Portion)	Gain (loss) reclassified from AOCI into earnings (Effective Portion)
	Nine months ended			Nine months ended
	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Montecito Swap	$61,197	$—	Not applicable	$—	$—
Knoxville MOB Swap	(706,379)	—	Not applicable	—	—
Calvert MOB Swap	(522,325)	—	Not applicable	—	—

Total	$(1,167,507)	$—		$—	$—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

13.	Income Taxes

The components of the income tax expense for the quarter and nine months ended September 30, 2013 are as follows:

	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013
Current:
Federal	$—	$13,312
State	—	—

Total current benefit	—	13,312

Deferred:
Federal	—	(25,450)
State	—	(5,935)

Total deferred provision	—	(31,385)

Income tax expense	$—	$(18,073)

The Company recorded a valuation allowance on the deferred tax asset related to its TRS where it was deemed more likely than not that future taxable income would not be sufficient to realize the related income tax benefits.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of September 30, 2013 are as follows:

Carryforwards of net operating loss	$72,037
Prepaid rent	279,496
Valuation allowance	(351,533)

Net deferred tax assets	$—

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the benefit (provision) for income taxes is as follows:

	Nine months ended September 30,
	2013		2012
Tax expense computed at federal statutory rate	$(3,130,269)	(35.00%)	$(2,039,166)	(35.00%)
State income tax provision, net	(5,935)	(0.07%)	—	0.00%
Benefit of REIT election	3,118,131	34.86%	2,039,166	35.00%

Income tax benefit (provision)	$(18,073)	(0.21%)	$—	0.00%

The tax years 2010-2012 remain subject to examination by taxing authorities throughout the United States. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

14.	Variable Interest Entities (VIEs)

Consolidated VIEs — In conjunction with the acquisition of the Perennial SNFs described in Note 3, “Acquisitions,” the Company acquired six wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, of which three of the properties are VIEs due to potential future buy-out options held by the respective tenants that are formula based. Arkansas SNF has an option to purchase the Perennial SNFs that are located in Batesville, Mine Creek and Searcy, Arkansas, which is exercisable during the period from the end of the third year through the end of the fifth year of the related lease period.

In conjunction with the acquisition of the Knoxville MOBs described in Note 3, “Acquisitions,” the Company acquired four MOBs that are leased to multiple tenants and subject to either a ground lease or an air rights lease. The Company determined three of these MOBs to be VIEs due to buy-out and put options held by either the tenant or landlord under the applicable lease. In the case of certain leases within the Physicians Plaza B at North Knoxville Medical Center and Jefferson Medical Commons MOBs, the Company has the option to put the leased unit back to the tenant in the event the tenant does not renew the leases through a specified date based on calculation criteria established in the respective lease. In the case of the air rights lease for Physicians Regional Medical Center — Central Wing Annex, the tenant holds a buy-out option with an exercise price of approximately $5.8 million. As of September 30, 2013, the Company determined that it is the primary beneficiary of these VIEs as a result of having the power to direct the activities that most significantly impact their economic performance, the obligation to absorb losses, and the right to receive benefits that could be potentially significant to the VIEs.

In conjunction with the Raider Ranch Phase One Development described in Note 3, “Acquisitions,” the Company entered into a development agreement with South Bay Partners, Ltd. (“South Bay”). The development agreement with South Bay is a VIE due to the South Bay’s opportunity to earn promoted interest payments in connection with each phase of development after certain net operating income targets and internal rate of return targets have been met. South Bay is permitted to request the calculation of the promoted interest for a phase upon a capital event occurring with respect to such phase or at any time during the first five years after the opening of the applicable phase, subject to the net operating income for such phase having reached the stabilized net operating income threshold for three consecutive months.

The Company determined it is the primary beneficiary and holds a controlling financial interest in each of the aforementioned entities and development due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying condensed consolidated financial statements. The Company did not own these entities as of December 31, 2012.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

14.	Variable Interest Entities (VIEs) (continued)

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows:

	September 30, 2013	December 31, 2012
Assets:
Real estate investment properties, net	$50,788,543	$—

Real estate under development, including land	$26,818,643	$8,399,079

Intangibles, net	$5,596,449	$—

Cash	$956,067	$—

Loan costs, net	$976,711	$548,157

Other	$301,550	$466,536

Liabilities:
Mortgages and other notes payable	$45,332,110	$2,000

Accounts payable and accrued expenses	$565,307	$7,072

Accrued development costs	$3,070,190	$310,975

Other liabilities	$954,508	$—

Due to related parties	$257,426	$71,482

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $35.4 million as of September 30, 2013. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated VIEs — The Company determined that the borrowers under the ADC Loan on the HCA Rutland development represents a VIE due to the transaction structure; refer to Note 9, “Related Party Arrangements” for additional information.

15.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Refer to Note 9, “Related Party Arrangements,” for information on contingent restricted stock shares due to the Company’s Advisor and Property Manager in connection with the Expense Support Agreements and the Company’s commitment to fund approximately $3.6 million of additional monies to Crosland Southeast in connection with its construction loan for the HCA Rutland development.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

15.	Commitments and Contingencies (continued)

In August 2013, the Company entered into a purchase agreement to acquire a total of 19 senior housing communities located in Idaho, Nevada, Montana, Oregon and Washington (collectively, the “Pacific Northwest Senior Housing Communities”) for a total purchase price of approximately $457.4 million. The Pacific Northwest Senior Housing Communities consist of a total of 1,785 units comprised of 580 independent living units, 1,053 assisted living units and 152 memory care units. As of September 30, 2013, total deposits of approximately $18.2 million had been funded as commitments to purchase these senior housing communities and which as of the date of this filing are non-refundable. The acquisition is subject to certain contingencies, including completion of due diligence, licensing and obtaining financing satisfactory to the Company. There can be no assurance that any or all contingencies will be satisfied and that the transaction will ultimately be completed, which in either event the deposit would be applied toward the purchase price or forfeited.

16.	Concentration of Credit Risk

As of September 30, 2013 and December 31, 2012, and for the corresponding periods then ended, the Company had the following tenants that individually accounted for 10% or more of total revenues or assets:

Tenant	Percentage of Total Revenues (1)		Percentage of Total Assets (2)
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
TSMM Management (“TSMM”); tenant of the Primrose Communities	33.6%	93.8%	23.2%	46.9%

FOOTNOTES:

(1)	Includes contractual rental income from operating leases, capital reserve income, straight-line rent adjustments and amortization of lease intangibles.
(2)	Represents net book value of real estate assets and lease intangibles associated with the property leased by the respective tenant as of the end of the period presented as a percentage of total assets.

Failure of this tenant to pay contractual lease payments could significantly impact the Company’s results of operations and cash flow from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

17.	Subsequent Events

In November 2013, the Expense Support Agreements were extended through December 31, 2014.

The Company’s board of directors declared a monthly cash distribution of $0.03333 and a monthly stock distribution of 0.002500 shares on each outstanding share of common stock on October 1, 2013, and November 1, 2013. These distributions are to be paid and distributed by December 31, 2013.

During the period from October 1, 2013 through November 1, 2013, the Company received additional subscription proceeds of approximately $36.7 million (3.7 million shares).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2013 and December 31, 2012. Amounts as of December 31, 2012 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2012.

Caution Concerning Forward-Looking Statements

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this and the Company’s other quarterly reports on Form 10-Q and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at http://www.cnlhealthcareproperties.com.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by this cautionary note. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to, and expressly disclaims any obligation to, publicly release the results of any revisions to its forward-looking statements to reflect new information, changed assumptions, the occurrence of unanticipated subsequent events or circumstances, or changes to future operating results over time, except as otherwise required by law.

Company Overview

CNL Healthcare Properties, Inc., (the “Company”), is a Maryland corporation incorporated on June 8, 2010 that qualified as a real estate investment trust (“REIT”) beginning with the year ended December 31, 2012 for U.S. federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Healthcare Corp., (our “Advisor”). Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Healthcare Manager Corp. (our “Property Manager”) to manage our properties under a six year property management agreement.

On June 27, 2011, we commenced our initial public offering of up to $3.0 billion of shares of common stock (the “Offering”), including shares being offered through our distribution reinvestment plan (the “Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The shares are being offered at $10.00 per share, or $9.50 per share pursuant to the Reinvestment Plan, unless changed by the board of directors. We plan to extend the Offering through June 27, 2014. In certain cases, the current Offering could be extended by an additional 180 days.

Our investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the senior housing, medical facilities and post-acute care asset classes. The types of senior housing that we may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, and memory care facilities. The types of medical facilities that we may acquire include medical office buildings, specialty medical and diagnostic service providers, and specialty hospitals. The types of post-acute care facilities that we may acquire include skilled nursing facilities, long-term acute care hospitals and inpatient rehabilitative facilities. We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal to maximize revenues and property income regardless of the asset class or asset type.

We primarily expect to lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs); however, we are committed to investing the proceeds of our Offering through other strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets. Accordingly, we may lease to wholly-owned taxable REIT subsidiaries (“TRS”) and engage independent third-party managers under management agreements to operate the properties as permitted under applicable tax regulations. In addition, we expect most investments will be wholly owned, although, we have and may continue to invest through partnerships with other entities where we believe it is appropriate and beneficial. We have and may continue to invest in new property developments or properties which have not reached full stabilization. Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types. We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property. In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Portfolio Overview

Substantially all of our revenues are derived from rental income from operating leases and resident fees and services. For the nine months ended September 30, 2013, rental income from operating leases, resident fees and services, tenant reimbursement income and interest income on notes receivable represented 47.5%, 49.3%, 3.1% and 0.1%, respectively, of total revenues as compared with 100% of total revenues being derived from rental income from operating leases for the nine months ended September 30, 2012. We expect tenant reimbursement income and interest income on notes receivable to increase in future both in total and as a percent of revenues as the related investments are held for an entire period.

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on the acquisition of healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors. Our healthcare investment portfolio is geographically diversified with properties in 21 states. The map below shows our current property allocations across geographic regions as of November 1, 2013:

As of November 1, 2013, our healthcare investment portfolio consisted of interests in 48 properties, including 26 senior housing communities, 16 medical facilities and six post-acute care facilities. Three of our 26 senior housing communities currently have real estate under development. Of our properties held at November 1, 2013, six were owned through two unconsolidated joint ventures. The following table summarizes our healthcare portfolio by asset class and investment structure as of November 1, 2013:

Type of Investment	Number of Properties	Investments in Properties (in millions)	Percentage of Total Investments
Consolidated investments:
Senior housing leased (1)	10	$157.1	25.3%
Senior housing managed (2)	9	169.9	27.3%
Senior housing developments (3)	2	27.5	4.4%
Medical facilities leased (1)	14	170.2	27.4%
Medical facility loan (3)	1	2.5	0.4%
Post-acute care leased (1)	6	56.3	9.0%
Unconsolidated investments:
Medical facilities leased (4)	1	7.7	1.2%
Senior housing managed (4)	5	31.1	5.0%

	48	$622.3	100%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)	Senior housing communities are managed pursuant to independent third-party management contracts where we report resident fees and services, and the corresponding property operating expenses.
(3)	Investments herein represent funding as of September 30, 2013. Investments in senior housing developments include real estate under development at the Raider Ranch Community, which also has operational buildings classified herein as senior housing managed.
(4)	Properties that are owned through unconsolidated joint ventures and accounted for using the equity method.

When evaluating the performance of our portfolio within the senior housing and post-acute care asset classes, management reviews operating statistics of the underlying properties, including occupancy levels and monthly revenue per occupied unit (“RevPOU”), which we define as total revenue divided by average number of occupied units or beds during a month and is a performance metric within these asset classes. Similarly, when evaluating the performance of our portfolio within the medical facilities asset class, management reviews operating statistics of the underlying properties, including occupancy levels and monthly revenue per square foot. Lastly, when evaluating the performance of our third party operators or developers, management reviews monthly financial statements, property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits.

All of the aforementioned metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

As of September 30, 2013, the occupancy and RevPOU on our senior housing assets were approximately 91.1% and $3,721, respectively; whereas, the occupancy and RevPOU on our post-acute care assets were approximately 83.7% and $5,981, respectively. Moreover, the occupancy and revenues per square foot on our medical facilities assets were 97.3% and $2.61, respectively.

Leases Overview

Generally, our leases are non-cancelable and provide for annual base rents, payable monthly, with periodic increases throughout the lease terms. In addition, the tenants are generally responsible for the payment of some, if not all, of the property operating expenses. Each tenant generally has the option to extend the lease term for an additional period (generally ranging from two to ten years).

The following table lists, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st and thereafter on our consolidated healthcare investment portfolio (excludes notes receivable and real estate under development), assuming that none of the tenants exercise any of their renewal options:

Lease Expiration Year	Number of Tenants	Expiring Rentable Square Feet	Expiring Annual Base Rents	Percentage of Expiring Annual Base Rents
2013	10	37,559	$711,508	2.4%
2014	16	33,775	760,396	2.5%
2015	17	39,197	734,662	2.5%
2016	15	64,282	1,648,551	5.5%
2017	1	3,369	66,308	0.2%
2018	15	53,498	978,614	3.3%
2019	7	58,019	1,341,058	4.5%
2020	10	91,007	1,823,167	6.1%
2021	5	22,074	298,575	1.0%
2022	10	945,061	12,161,635	40.8%
Thereafter	44	440,913	9,328,538	31.2%

Total	150	1,788,754	$29,853,012	100%

Weighted Average Remaining Lease Term: (1)			8.0 years

FOOTNOTES:

(1)	Weighted average remaining lease term is the average remaining term weighted by expiring annual base rents.

Real Estate Under Development

As of November 1, 2013, we had interests in three senior housing developments that will provide us with over 400 additional units upon completion. The following table summarizes the information related to our senior housing developments as of September 30, 2013:

Property Name and Location	Date Acquired	Developer	Number of Units Upon Completion	Development Costs Incurred (in millions) (1)	Remaining Development Budget (in millions) (2)	Maximum Construction Loan (in millions)	Estimated Completion Date (3)
HarborChase Community Lady Lake, FL	8/29/2012	Harbor Retirement Associates, LLC	192 units	$15.4	$7.9	$17.3	4th quarter 2013
Dogwood Community Acwoth, GA	12/18/2012	Solomon Senior Living Holdings, LLC	184 units	$9.0	$13.7	$15.1	2nd quarter 2014
Raider Ranch Community Lubbock, TX	8/29/2013	South Bay Partners, Ltd	50 units	$3.1	$11.0	Not Applicable	1st quarter 2015

Total			426 units	$27.5	$32.6	$32.4

FOOTNOTES:

(1)	This amount represents total capitalized costs for GAAP purposes for the acquisition, development and construction of the senior housing community as of September 30, 2013. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.
(2)	This amount includes preleasing and marketing costs which will not be capitalized once incurred.
(3)	Certificates of occupancy will be obtained in phases which will allow us to begin leasing activities and commence operations for completed units prior to the estimated completion date of the project.

Significant Tenants and Operators

Our senior housing communities, medical facilities and post-acute care facilities are operated by a mix of national or regional operators. The following schedule represents the significant tenants and operators that lease or manage 5% or more of our total rentable space:

Tenants and Operators	Number of Tenants	Rentable Square Feet	Percentage of Rentable Square Feet	Lease /Operator Expiration Year
Tenants
Arkansas SNFs (1)	6	251,300	14.0%	2023
TSMM Management, LLC (2)	10	945,061	52.8%	2022
Health Management Associates	9	119,391	6.7%	2016-2021
Calvert Memorial Health System	43	122,263	6.8%	2014-2023
Other tenants (3)	82	350,739	19.7%	2013-2038

Tenants Total	150	1,788,754	100%
Operators
Capital Health Managers	5	224,714	27.1%	2017
South Bay Limited	3	543,826	65.4%	2018
Harbor Retirement Associates, LLC	1	62,672	7.5%	2023

Operators Total	9	831,212	100%

Total	159	2,619,966

FOOTNOTES:

(1)	Arkansas SNFs consists of all the Perennial SNFs which are leased under triple-net leases. These properties have a lease coverage ratio of 1.49x after management fee to the tenant’s affiliate.
(2)	TSMM Management, LLC consists of the Primrose I and II Communities which are leased under triple-net leases. These properties have a lease coverage ratio of 0.97x after management fee to the tenant’s affiliate.
(3)	Comprised of various other tenants or operators with each less than 5% of leased square footage are included as other tenants.

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

We monitor the credit of our tenants to stay abreast of any material changes in quality. We monitor tenant credit quality by (1) subscribing to nationally recognized rating agencies so that we can monitor changes in the ratings of our rated tenants (or their parent companies), (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections and (5) monitoring lease coverage.

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

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders (including our revolving line of credit), proceeds from the sale of properties, other assets and undistributed operating cash flows. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

To date, one of our primary sources of capital has been proceeds from our Offering. For the nine months ended September 30, 2013 and 2012, we received aggregate offering proceeds of approximately $288.7 million and $112.4 million, respectively, (28.9 million shares and 11.3 million shares, respectively) including approximately $4.8 million (505,958 million shares) and $1.0 million (100,393 million shares), respectively, received through our distribution reinvestment plan. During the period October 1, 2013 through November 1, 2013, we received additional subscription proceeds of approximately $36.7 million (3.7 million shares). We expect to continue to raise capital under our Offering.

Borrowings

During the nine months ended September 30, 2013, we had net proceeds from debt totaling $81.0 million, which included the following: proceeds of $30.0 million from the Perennial Loan, proceeds of $8.5 million from the LaPorte Loan, proceeds of $9.6 million from the development property loans, re-advanced proceeds of $25.3 million from the Primrose II bridge loan, proceeds of $23.5 million from the Primrose II Loans, $38.6 million from Knoxville MOBs Loan, $35.71 million from Medical Portfolio I Loan, and $26.3 million from Calvert MOB Loan; offset by the early repayment of $40.0 million on the CHTSunIV mezzanine loan, total repayments of $75.0 on the Primrose II bridge loan, and $1.6 million of scheduled repayments. As part of the repayment of the CHTSunIV mezzanine loan, we paid an exit fee of $0.8 million upon extinguishment and expensed an additional $0.2 million in unamortized loan costs as a result of our CHTSunIV mezzanine loan being repaid in full prior to its maturity date.

In August 2013, we entered into a CHP Credit Facility which provides for a revolving line of credit in an initial aggregate principal amount of $120 million, which includes a $10 million sub-facility for stand-by letters of credit and a $10 million sub-facility for swing-line advances for intermittent borrowings, with the availability to increase the amount of such revolving line of credit facility to a maximum outstanding aggregate principal amount of $325 million. The CHP Credit Facility has an initial term of three years, with one 12-month extension option available upon payment of an extension fee equal to 0.25% of the then-outstanding principal amount of the credit facility. Monthly payments are due based on fluctuating LIBOR rates between 2.25% and 3.25% and base rates of 1.25% to 2.25% based on our loan to value ratio. As of September 30, 2013, six properties have been posted as collateral to provide for a borrowing capacity of approximately $54.8 million.

We have borrowed and intend to continue borrowing money in order to acquire properties and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. In general, we have pledged our assets in connection with our borrowings and target leverage ratios of debt to total assets between 40% to 60%; however, during our early growth period leverage may be higher for a period of time. As of September 30, 2013, we had an aggregate debt leverage ratio of approximately 41.0% as compared with 57.2% as of December 31, 2012. We expect that our leverage will increase as we continue to acquire additional senior living communities, medical office buildings and other healthcare related properties.

Distributions from Unconsolidated Entities

As of September 30, 2013, we had investments in six properties through two unconsolidated entities. We are entitled to receive quarterly preferred cash distributions from Windsor Manor and distributions on a pro rata basis for Montecito to the extent there is cash available to distribute.

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

For the nine months ended September 30, 2013, we were entitled to operating distributions of approximately $4.0 million from the operation of our three unconsolidated entities of which approximately $3.6 million were received during the period and of these amounts approximately $3.0 million related to our investment in CHTSunIV. These distributions are generally received within 45 days after each quarter end.

Net Cash Provided by Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties, which primarily is rental income from operating leases, resident fees and services, and other revenues less the property operating expenses and property management fees from managed properties. We experienced positive cash flow from operating activities for the nine months ended September 30, 2013 of approximately $3.3 million. We experienced negative cash flow from operating activities for the nine months ended September 30, 2012 of approximately $2.4 million, which is reflective of 2012 being the year that we made our first real estate investment. The difference in cash flows from operating activities between the periods presented was primarily the result of:

•	increases in total revenues and NOI for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily as the result of having 42 consolidated properties in 2013 as compared with five consolidated properties in 2012;

•	increases in distributions from our unconsolidated entities for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily as the result of having three unconsolidated entities in 2013 as compared with minimal activity in 2012 as CHTSunIV was acquired on June 29, 2012;

•	a reduction of general and administrative expenses as a percentage of total revenue from 37.0% for the nine months ended September 30, 2012 to 12.3% for the nine months ended September 30, 2013, which is attributable to economies of scale given the growth of the fund across periods; and

•	approximately $0.5 million in asset management fees were foregone under the Advisor Expense Support Agreement; and

•	offset by an increase in acquisition fees and expenses during the nine months ended September 30, 2013, in which we acquired 25 consolidated properties during the period and built a pipeline of acquisitions for the remainder of 2013, compared with the nine months ended September 30, 2012, in which we acquired five consolidated properties and did not close on any additional properties until December 2012. The acquisition fees and expenses were funded from proceeds of our Offering or debt proceeds and are treated as an operating activity in accordance with GAAP.

As we continue to acquire additional properties we expect that cash flows provided by operating activities will grow.

Expense Support Agreements

As discussed above, during the nine months ended September 30, 2013, our cash from operations was positively impacted by the Expense Support Agreements (described in Note 9, “Related Party Arrangements”), which we entered into with our Advisor and Property Manager commencing on April 1, 2013 and July 1, 2013, respectively, and ending December 31, 2014 as approved by our board of directors in November 2013. Pursuant to the Expense Support Agreements, our Advisor and Property Manager have agreed to forgo the payment of fees in cash and accept restricted forfeitable stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) our aggregate modified funds from operations (as defined in the Advisor Expense Support Agreements). The expense support amount shall be determined for each calendar quarter, on a non-cumulative basis, with each such quarter-end date. The Property Manager expense support amount shall be determined for each calendar quarter, on a non-cumulative basis, after the calculation of the Advisor Expense Support Amount pursuant to the Advisor Expense Support Agreement each such quarter-end date. For the nine months ended September 30, 2013, our Advisor had forgone a total of $0.5 million in asset management fees under the terms of the Advisor Expense Support Agreement. As of September 30, 2013, the Company issued 0.05 million shares to the Advisor. Our modified funds from operations exceeded cash distributions for the quarter ended September 30, 2013 and accordingly no asset management or property management fees were forgone and no restricted stock shares are issuable under the Property Manager Expense Support Agreement.

As of September 30, 2013, the Advisor received $1,600 and 118 shares in the form of cash and stock distributions, respectively, and the Company recognized $1,700 in compensation expense for the quarter and nine months ended September 30, 2013. As of September 30, 2013, the Property Manager is not entitled to any dividends or other distributions with respect to the Restricted Stock shares and no compensation expense has been recognized for the quarter and nine months ended September 30, 2013.

Operating Expense Limitation

We incur operating expenses which, in general, relate to our ongoing administration of the REIT. Pursuant to the advisory agreement, the Advisor shall reimburse or fund on our behalf the amount by which the total operating expenses paid or incurred by us exceeds, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the year ended June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (referred to as the “Expense Cap Test”). In performing the Expense Cap Test, we use operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreement. For the Expense Year ended September 30, 2013, we did not incur operating expenses in excess of the Limitation.

Uses of Liquidity and Capital Resources

Acquisitions

In January 2013, we, through our unconsolidated Montecito joint venture, acquired a 90% membership interest in a medical office building in Claremont, California for approximately $7.0 million. The medical office building is valued at approximately $19.8 million and has 49,984 square feet of rentable space. The occupancy for the Montecito medical office building was 92.0% as of September 30, 2013 under leases to seven tenants, anchored by the Pomona Valley Hospital Medical Center, a fully accredited 453-bed acute care hospital, which leases an aggregate of 37,871 square feet, or approximately 77% of the net rentable area.

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

In June 2013, we originated an acquisition, development and construction loan (“ADC Loan”) to C4 Development, LLC (“Crosland Southeast”), a related party by virtue of a family relationship between a principal of the borrower and our vice chairman who recused himself from review and approval of the investment, for the development of a 22,000 square foot medical office building in Rutland, Virginia that will function as an out-patient emergency and imaging center and be leased to Hospital Corporation of America (“HCA”). The triple-net lease with HCA is effective upon Crosland Southeast obtaining a certificate of occupancy and contains a 10 year initial term with four 5 year renewal options. At September 30, 2013, approximately $2.5 million of the total $6.2 million ADC Loan commitment had been funded and used for the purchase of 2.8 acres of land to develop the medical office building. The initial term of the ADC Loan is one year with an extension option of up to six months and bears interest on the outstanding principal balance at a rate equal to 16% per annum with an 8% component that is paid monthly and an 8% component that is paid upon maturity of the ADC Loan. Refer to Note 9, “Related Party Arrangements” for additional information.

In July 2013, we acquired four medical office buildings and related assets located in Powell, Jefferson City and Knoxville, TN (collectively, the “Knoxville MOBs”). The aggregate purchase price for the Knoxville MOBs was approximately $57.3 million, excluding closing costs. The Knoxville MOBs have an aggregate 215,647 of rentable square feet and is 100% occupied under non-cancelable leases with initial terms expiring from 2013 through 2021, subject to additional renewal periods at the tenant’s option. In connection with the acquisition of the Knoxville MOBs, we entered into a secured non-recourse 5 year term loan agreement with an aggregate principal amount of $38.6 million.

In August 2013, we acquired the HarborChase of Jasper Community, from an unaffiliated third party, for a purchase price of approximately $7.3 million. HarborChase of Jasper is a 62 unit, one story facility consisting of 15 independent living, 35 assisted living and 12 memory care units. The acquisition was funded with proceeds from the Offering.

In August 2013, we acquired five medical office buildings and one specialty hospital in Leawood, Kansas, Phoenix, Arizona, Escondido, California and Elyria, Ohio (collectively, the “Medical Portfolio I”) for an aggregate purchase price of approximately $59.5 million. The Medical Portfolio I has an aggregate 181,890 of rentable square feet and is 100% occupied under non-cancelable leases with initial terms expiring from 2015 through 2023, subject to additional renewal periods at the tenant’s option. In connection with the acquisition of Medical Portfolio I, we entered into a secured non-recourse three year term loan agreement with an aggregated principal amount of $35.7 million.

In August 2013, we acquired three senior housing communities, two in Lubbock, Texas and one in Oklahoma City, Oklahoma (collectively, the “South Bay Communities”), as well as a parcel of vacant land adjacent to the senior housing communities in Lubbock, Texas for an aggregate purchase price of approximately $80.5 million. The South Bay Communities feature an aggregate of 447 residential units comprised of 320 independent living units, 97 assisted living units and 30 memory care units.

In August 2013, we acquired three medical office buildings for an aggregate purchase price of approximately $40.3 million (the “Calvert MOBs”) located in Prince Fredrick and Dunkirk, Maryland. The Calvert MOBs have an aggregate 171,920 of rentable square feet and consist of three individual three-story medical office buildings built between 1991 and 2009. In connection with the acquisition of the Calvert MOBs, we entered into a secured non-recourse five year term loan agreement with an aggregate principal amount of $29.4 million of which approximately $26.3 million was funded in connection with the closing. The remainder is available in the event the Solomons Island MOB is acquired.

Development Properties

During the nine months ended September 30, 2013, we funded approximately $16.2 million in development costs related to our three senior housing development projects. Pursuant to the development agreements for the communities under development, as of September 30, 2013, we had commitments to fund approximately $32.6 million in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each development. In addition to continued funding of our current senior housing development projects, our Advisor continues to evaluate additional senior housing development opportunities.

Stock Issuance and Offering Costs

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with our articles of incorporation and the advisory agreement, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and other offering costs to be paid by us may not exceed 15% of the gross aggregate offering proceeds. During the nine months ended September 30, 2013 and 2012, we paid approximately $30.6 million and $16.2 million, respectively, in stock issuance and Offering costs.

Common Stock Redemptions

We maintain a redemption plan to provide a minimum level of liquidity to stockholders. The redemption price per share is calculated based on our Offering price and the applicable number of years the stockholder held the shares as of the date of the redemption. The amount redeemed is determined by our board of directors in its sole discretion. The redemption plan generally requires that a stockholder own shares requested to be redeemed for a minimum of one year. We received $0.7 million and $0.01 million and paid out $0.4 million and $0.01 million in redemption requests during the nine months ended September 30, 2013 and 2012, respectively. Our board of directors exercises discretion in determining the level of request to be honored, and ultimately determined to redeem all such requests.

The following table presents a summary of requests received and shares redeemed pursuant to our stock redemption plan during the nine months ended September 30, 2013:

2013 Quarters	First	Second	Third	Total
Requests in queue	—	—	—	—
Redemptions requested	23,565	22,692	29,872	76,129
Shares redeemed:
Prior period requests	—	—	—	—
Current period requests	(23,565)	(22,692)	(29,872)	(76,129)
Adjustments	—	—	—	—

Pending redemption requests	—	—	—	—

Average price paid per share	$9.30	$9.02	$9.43	$9.27

We are not obligated to redeem shares under the redemption plan. If we determine to redeem shares, at no time during a 12-month period may the number of shares we redeem exceed 5% of the weighted average number of shares of our outstanding common stock at the beginning of such 12-month period. The aggregate amount of funds under the redemption plan will be determined on a quarterly basis in the sole discretion of our board of directors, and may be less than but is not expected to exceed the aggregate proceeds from our distribution reinvestment plan. To the extent the aggregate proceeds received from the distribution reinvestment plan are not sufficient to fund redemption requests pursuant to the 5% limitation described above, our board of directors may, in their sole discretion, choose to use other sources of funds to redeem shares.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. To date, a portion of our distributions have been substantially funded from proceeds of our Offering or borrowings.

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for the nine months ended September 30, 2013 and 2012.

		Distributions Paid (2)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Reinvested via DRP	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares) (3)	Stock Distributions Declared (at current offering price)	Total Cash and Stock Distributions Declared (4)	Cash Flows Provided by Operating Activities (5)(2)
2013 Quarters
First	$0.09999	$2,099,034	$1,111,733	$987,301	157,449	$1,574,490	$3,673,524	$211,742
Second	0.09999	2,878,300	1,544,065	1,334,235	215,854	2,158,540	5,036,840	2,964,299
Third	0.09999	4,037,876	2,150,803	1,887,073	302,871	3,028,710	7,066,586	106,017

Total	$0.29997	$9,015,210	$4,806,601	$4,208,609	676,174	$6,761,740	$15,776,950	$3,282,058

		Distributions Paid (2)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Reinvested via DRP	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares) (3)	Stock Distributions Declared (at current offering price)	Total Cash and Stock Distributions Declared (4)	Cash Flows Provided by (Used in) Operating Activities (5)(2)
2012 Quarters
First	$0.09999	$202,598	$112,295	$90,303	15,196	$151,960	$354,558	$(1,954,009)
Second	0.09999	557,865	308,872	248,993	41,735	417,350	975,215	2,450,610
Third	0.09999	984,050	532,724	451,326	73,911	739,110	1,723,160	(2,867,089)

Total	$0.29997	$1,744,513	$953,891	$790,622	130,842	$1,308,420	$3,052,933	$(2,370,488)

FOOTNOTES:

(1)	For the nine months ended September 30, 2013 and 2012, 65% and 100%, respectively, of total cash distributions declared to stockholders were funded with proceeds from our Offering or borrowings, and approximately 35% and 0%, respectively, were funded with cash flows from operations. For the nine months ended September 30, 2013 and 2012, 79% and 100%, respectively, of total distributions declared to stockholders were funded with proceeds from our Offering or borrowings, and approximately 21% and 0%, respectively, were funded with cash flows from operations.

For the nine months ended September 30, 2013, 100% of distributions were considered taxable for federal income tax purposes. For the nine months ended September 30, 2012, 100% of distributions were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the nine months ended September 30, 2013 and 2012 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

(2)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Distribution Reinvestment Plan.
(3)	The distribution of new common shares to the recipients is non-taxable. Stock distributions may cause the interest of later investors in our stock to be diluted as a result of the stock issued to earlier investors.
(4)	Based on the current offering price of $10.00, stock distributions declared represented approximately 43% of the total value of distributions declared and cash distributions declared represented approximately 57% of the total value of distributions declared.
(5)	Cash flows used in operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offering as opposed to operating cash flows. For the nine months ended September 30, 2013 and 2012, we expensed approximately $9.6 million and $2.0 million, respectively, in acquisition fees and expenses, which were paid from the proceeds of our Offering. Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2012.

In understanding our operating results in the accompanying condensed consolidated financial statements and our expectations about 2013 and beyond, it is important to understand how the growth in our assets has impacted our results. Operating results for the quarter and nine months ended September 30, 2013 reflect our $267 million of consolidated investments being held for the full period, as well as additional consolidated investments of $317 million for a portion of the period. We anticipate using a portion of our cash on hand as of September 30, 2013, as well as additional net offering proceeds received subsequent to quarter-end through the close of our Offering to invest in additional senior living communities, medical office buildings or other healthcare related assets. As such, we anticipate additional operating income will be generated in subsequent periods due to further investment of proceeds.

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

Quarter and nine months ended September 30, 2013 as compared to the quarter and nine months ended September 30, 2012

Rental Income from Operating Leases. Rental income from operating leases was approximately $7.3 million and $14.8 million for the quarter and nine months ended September 30, 2013, respectively, as compared to $1.9 million and $4.8 million for the quarter and nine months ended September 30, 2012, respectively. The increase in rental income from operating leases resulted from our ownership of ten senior housing communities for the full nine months ended September 30, 2013, as compared to our ownership of only five of those communities for a partial period during the nine months ended September 30, 2012. In addition, during the nine months ended September 30, 2013, we acquired 13 medical office buildings, one specialty hospital and six skilled nursing facilities, which further attributed to the increase in rental income from operating leases across periods. We expect this revenue stream to increase as these investments are held for full periods and we acquire additional properties within this asset class.

Resident Fees and Services. Resident fees and services income was approximately $6.5 million and $15.4 million for the quarter and nine months ended September 30, 2013, respectively, as a result of the five managed senior housing communities acquired in December 2012. We did not own any managed properties as of September 30, 2012. We expect additional increases in future periods as we purchased four managed senior housing facilities in during the nine months ended September 30, 2013. We expect this revenue stream to increase as these investments are held for full periods and we acquire additional properties within this asset class.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $0.9 million and $1.0 million for the quarter and nine months ended September 30, 2013. There was no tenant reimbursement income for the quarter and nine months ended September 30, 2012. This amount is comprised of common area maintenance (“CAM”) revenue for the 14 medical facilities acquired during 2013. We expect this revenue stream to increase as these investments are held for full periods and we acquire additional properties within this asset class.

Interest Income on Note Receivable from Related Party. Interest income on note receivable from related party was approximately $0.04 million for the quarter and nine months ended September 30, 2013. There was no interest income on note receivable from related party for the quarter and nine months ended September 30, 2012. This amount is comprised of interest income on a construction loan made to Crosland Southeast for the HCA Rutland development originated in June 2013. We expect this revenue stream to increase as this investment is held for full periods and additional monies are funded under the loan commitment.

Property Operating Expenses. Property operating expenses were approximately $5.5 million and $12.0 million for the quarter and nine months ended September 30, 2013, respectively, as a result of the five managed senior housing communities acquired in December 2012 coupled with the 14 medical facilities and four managed senior housing communities acquired during 2013. We did not own any managed properties as of September 30, 2012. We expect property operating expenses to increase as these investments are held for full periods and we acquire additional properties within this asset class.

General and Administrative. General and administrative expenses were approximately $1.2 million and $3.8 million for the quarter and nine months ended September 30, 2013, respectively, as compared to approximately $0.7 million and $1.8 million for the quarter and nine months ended September 30, 2012, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of director fees. We expect that these amounts will continue to grow in aggregate dollars as our asset base increases; however, we expect these amounts to decrease as a percent of total revenues as we realize additional economies of scale.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $6.7 million and $9.6 million for the quarter and nine months ended September 30, 2013, respectively. We incurred approximately $0.1 million and $2.0 million for the quarter and nine months ended September 30, 2012, respectively. The increase was due to acquiring 25 consolidated properties during the nine months ended September 30, 2013 as compared to five consolidated properties during the nine months ended September 30, 2012. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate properties.

Asset Management Fees. Asset management fees were approximately $1.2 million and $2.8 million for the quarter and nine months ended September 30, 2013, respectively, as compared to $0.5 million and $0.8 million in during the quarter and nine months ended 2012, respectively. Asset management fees are payable at an approximate rate of 1% of average invested assets per year; therefore, these fees increased due to having made approximately $525.0 million in acquisitions subsequent to September 30, 2012, as well as, the five consolidated senior housing communities acquired as of September 30, 2012 being operational for the full nine months ended September 30, 2013. Although we expect total asset management fees will increase during the remainder of 2013, a portion of such fees may be received in the form of forfeitable restricted stock under the Advisor Expense Support Agreement.

Property Management Fees. We incurred approximately $0.7 million and $1.6 million for the quarter and nine months ended September 30, 2013, respectively, as compared to $0.2 million in property management fees payable to our property manager during both the quarter and nine months ended September 30, 2012, respectively, for services in managing our property operations. Property management fees generally range from 2% to 5% of property revenues or an oversight fee equal to 1% of property revenues for those managed by a third-party and increased as a result of having made approximately $525 million in acquisitions subsequent to September 30, 2012 and properties acquired in early 2012 being operational for the full nine months ended September 2013. Although we expect total property management fees will increase during the fourth quarter of 2013, a portion of such fees may be received in the form of forfeitable restricted stock under the Property Manager Expense Support Agreement.

Depreciation and Amortization. Depreciation and amortization expenses for the quarter and nine months ended September 30, 2013 were approximately $4.6 million and $9.4 million, respectively, as compared to $0.6 million and $1.5 million for the quarter and nine months ended September 30, 2012, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our 14 senior housing and five managed senior housing properties for a full period for the nine months ended September 30, 2013, as compared to only a partial period of depreciation and amortization on five senior housing properties for the nine months ended September 30, 2012. In addition, we acquired four senior housing communities, 13 medical office buildings, one specialty hospital and six skilled nursing facilities during the nine months ended September 30, 2013, which further attributed to the increase across periods.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the quarter and nine months ended September 30, 2013 was approximately $2.4 million and $7.5 million, respectively. Additionally, $0.3 million and $0.5 million, respectively, were capitalized as development costs relating to the two senior housing communities under active development. We incurred approximately $2.4 million and $3.8 million for the quarter and nine months ended September 30, 2012, respectively, of which no amounts were capitalized. Approximately $2.5 million of the increase was primarily the result of an increase in our average debt outstanding to $233.7 million during 2013 from $47.6 million during the same period in 2012. In addition, during the nine months ended September 30, 2013, we amortized an additional $0.2 million in loan costs relating to debt obtained subsequent to

September 30, 2012 in connection with real estate acquisitions. We also recorded a write-off of approximately $0.2 million as a loss on the early extinguishment of debt and paid an exit fee of $0.8 million for the nine months ended September 30, 2013 upon the repayment of the CHTSunIV mezzanine loan prior to its maturity date.

Equity in Earnings (Loss) from Unconsolidated Entities. Our unconsolidated entities generated earnings of approximately $0.3 million and $1.7 million for the quarter and nine months ended September 30, 2013 relating to our investments in the CHTSunIV, Windsor Manor and Montecito joint ventures, as compared to a earnings (loss) of approximately $0.3 million and ($0.5) for the quarter and nine months ended September 30, 2012. Equity in earnings (loss) from unconsolidated entities is determined using the hypothetical liquidation at book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture, while the cash distributions that we anticipate to receive from the joint ventures may be more consistent over time. We expect equity in earnings (loss) to be directly affected by the sale of the CHTSun IV investment in July 2013, as described above in “Sources of Liquidity and Capital Resources – Distributions from Unconsolidated Entities.”

Income Taxes. During the nine months ended September 30, 2013, we recognized state and federal income tax expense related to our properties held in taxable REIT subsidiaries of approximately $0.02 million. We did not record any income tax benefit or expense during the nine months ended September 30, 2012.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarters and nine months ended September 30, 2013 and 2012:

	Quarters ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss	$(2,304,877)	$(2,286,783)	$(8,943,627)	$(5,826,189)
Adjustments:
Depreciation and amortization	4,565,651	628,321	9,448,020	1,470,400
Net effect of FFO adjustments from unconsolidated entities (4)	359,665	1,423,373	2,604,738	1,423,373
Gain on sale of investment in unconsolidated entity	(4,486,200)	—	(4,486,200)	—

Total funds from operations	(1,865,761)	(235,089)	(1,377,069)	(2,932,416)
Acquisition fees and expenses (1)	6,694,011	73,526	9,638,318	2,048,710
Straight-line adjustments for leases (2)	(566,198)	(236,693)	(1,402,544)	(581,326)
Amortization of above/below market intangible assets and liabilities	(7,404)	—	(7,404)	—
Loss on early extinguishment of debt (3)	—	—	244,077	—
Net effect of MFFO adjustments from unconsolidated entities (4)	5,701	118,506	327,314	853,608

Total modified funds from operations	$4,260,349	$(279,750)	$7,422,692	$(611,424)

Weighted average number of shares of common stock outstanding (basic and diluted) (5)	42,444,117	11,264,844	32,243,492	7,293,075

FFO per share (basic and diluted)	$(0.04)	$(0.02)	$(0.04)	$(0.40)

MFFO per share (basic and diluted)	$0.10	$(0.02)	$0.23	$(0.08)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses from business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses for business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income or (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	Management believes that adjusting for the loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-recurring, non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(4)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
(5)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

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

Off-Balance Sheet Arrangements

The material changes during the nine months ended September 30, 2013 through the date of this filing consisted of the following:

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

In August 2013, in connection with receiving a waiver from the lender relating to a minimum occupancy requirement for the quarter ended June 30, 2013, the Windsor Manor joint venture modified its loan agreement to amend the thresholds for minimum occupancy and debt service coverage under the loan agreement, and to extend the maturity date from August 31, 2013 to June 30, 2014. As of September 30, 2013, average occupancy at the Windsor Manor joint venture fell to 79.3%, which was slightly below the 80.0% minimum requirement under the terms of the loan agreement. As of September 30, 2013, $12.4 million remained outstanding under the loan agreement. Pursuant to the loan modification an appraisal was obtained which reflected an aggregate fair value of approximately $17.8 million of the property. As a result, the required principal reduction of $0.8 million was paid on October 8, 2013. As of November 1, 2013, $11.6 million remained outstanding under the loan agreement.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of September 30, 2013:

	Payments Due by Period
	2013	2014 – 2015	2016 – 2017	Thereafter	Total
Ground and air rights leases	$47,543	$385,538	$396,325	$21,255,613	$22,085,019

ADC Loan commitment	$3,638,965	$—	$—	$—	$3,638,965

Mortgage note payable (principal and interest)	$3,440,817	$29,035,459	$98,905,454	$199,897,525	$331,279,255

Development contracts on development properties	$21,504,000	$11,142,000	$—	$—	$32,646,000

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

The following is a schedule as of September 30, 2013, of our fixed and variable rate debt maturities for the remainder of 2013 and each of the next four years, and thereafter (principal maturities only):

	Expected Maturities
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt	$672,448	$2,751,074	$2,867,882	$2,980,129	$3,116,205	$121,553,862	$133,941,600	$128,175,000	(1)

Weighted average interest rate on fixed debt	4.13%	4.13%	4.13%	4.13%	4.13%	4.67%	4.62%

Variable rate debt	$264,103	$795,135	$3,002,594	$65,549,291	$11,063,778	$59,549,554	$140,224,455	$141,768,000

Weighted average interest rate on variable rate debt	Libor +2.94%	Libor +2.94%	Libor +2.94%	Libor +2.94%	Libor +2.94%	Libor +2.94%	Libor +2.94%

FOOTNOTES:

(1)	The estimated fair value of our fixed rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2013. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of September 30, 2013, would increase annual interest expense by approximately $1.3 million on our variable rate debt. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary.

In order to minimize financing costs and to manage interest rate exposure, we entered into forward starting interest rate swap agreements to hedge our interest rate exposure related to approximately $76.8 million of variable rate debt from 2015 to 2018. As of November 1, 2013, our weighted-average fixed rate on the forward starting swap agreements was 2.5%. Our risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates. For more information, see Note 11, “Derivative Financial Instruments.”

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors

Except for revisions to the risk factors below, there have been no additional changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We may not cover distributions with cash flows from operations Since our inception, a significant portion of our distributions were funded by offering proceeds or borrowings as total distributions paid were not covered by cash flows from operations or funds from operations. To the extent that cash flows from operations do not cover total distributions paid on a quarterly basis, we will use proceeds from our Offering or borrowings to fund these obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between July 1, 2013 and September 30, 2013 (in thousands except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plan	Maximum number of shares that may yet be purchased under the plan as of September 30, 2013 (1)
July 1, 2013 through July 31, 2013	—	—	—	208,264
August 1, 2013 through August 31, 2013	—	—	—	285,101
September 1, 2013 through September 30, 2013	29,872	9.43	29,872	273,381

Total	29,872	9.43	29,872

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above. However, we are not obligated to redeem such amounts and this does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use the full amount of the proceeds from the sale of shares under our distribution reinvestment plan attributable to any month to redeem shares presented for redemption during such month. Any amount of offering proceeds which is available for redemptions but which is unused may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and reinvestment proceeds that would otherwise be available for redemptions.

Use of Proceeds from Registered Securities

On June 27, 2011, our Registration Statement (File No. 333-168129), covering a public offering of up to 300,000,000 shares of common stock, was declared effective by the SEC, and our Offering commenced and is ongoing. The use of proceeds from our Offering was as follows as of September 30, 2013:

	Total	Payments to Affiliates (2)	Payments to Others
Shares registered	300,000,000
Aggregate price of offering amount registered	$3,000,000,000
Shares sold (1)	47,115,027
Aggregate amount sold	$463,682,640
Offering expenses (3)	(55,373,410)	$(36,360,804)	$(19,012,606)

Net offering proceeds to the issuer	408,309,230
Proceeds from borrowings, net of loan costs	399,946,353

Total net offering proceeds and borrowings	808,255,583
Purchases of real estate and development costs	(569,113,012)		(569,113,012)
Repayment of borrowings	(128,710,486)		(128,710,486)
Investments in unconsolidated entities	(15,431,943)		(15,431,943)
Payment of acquisition fees and expenses	(22,880,473)	(14,122,379)	(8,758,094)
Deposits on real estate	(14,070,188)		(14,070,188)
Payment of distributions	(2,474,029)	(12,913)	(2,461,116)
Issuance of loan to related party	(2,647,455)	(2,647,455)
Payment of operating expenses (4)	(1,801,035)	(1,465,520)	(335,515)
Redemption of common stock	(229,614)		(229,614)
Payment of lender deposits	(5,398,821)		(5,398,821)
Payment of leasing costs	(16,770)		(16,770)

Unused proceeds from Offering and borrowings	$45,481,757

FOOTNOTES:

(1)	Excludes 22,222 unregistered shares of our common stock sold to the Advisor in June 2010 and 920,139 shares issued as stock distributions.
(2)	Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.
(3)	Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the Managing Dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in payments to others for purposes of this table.
(4)	Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering and borrowings. The amounts presented above represent the net proceeds used for such purposes as of September 30, 2013.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from the Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay distributions and operating expenses from our net proceeds from our Offering.

Item 3.	Defaults Upon Senior Securities – None

Item 4:	Mine Safety Disclosure – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2013.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholder Equity, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.