Form 10-K
period 2013-12-31
CNL Healthcare Properties, Inc.
filed 2014-03-27
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.00 offering price of the shares in effect on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was $365.4 million.

The number of shares of common stock outstanding as of March 13, 2014 was 65,259,053.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Healthcare Properties, Inc.

Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders

(Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than

April 30, 2014.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this Annual Report and the Company’s quarterly reports on Form 10-Q, copies of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com.

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

We are externally managed and advised by CNL Healthcare Corp. (our “Advisor”). Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Healthcare Manager Corp. (our “Property Manager”) to manage our properties under a six year property management agreement, which goes until June 8, 2017.

We had no operations prior to the commencement of our initial public offering on June 27, 2011 (the “Offering”). The net proceeds from our offering are contributed to CHP Partners, LP, our limited partnership, in exchange for partnership interests. Substantially all of our assets are held by, and all operations are conducted through, the limited partnership.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Investment Objectives and Strategy

Our primary investment objectives are to invest in a diversified portfolio of assets that will allow us to:

•	provide stockholders with attractive and stable cash distributions;

•	preserve, protect and grow stockholders’ invested capital;

•	explore liquidity opportunities in the future, such as the sale of either the Company or our assets, potential merger, or the listing of our common shares on a national securities exchange.

There can be no assurance that we will be able to achieve our investment objectives.

Our investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the senior housing, medical office, post-acute care and acute care asset classes. The types of senior housing that we may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, and memory care facilities. The types of medical office facilities that we may acquire include medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that we may acquire include skilled nursing facilities, long-term acute care hospitals and inpatient rehabilitative facilities. The types of acute care facilities that we may acquire include general acute care hospitals and specialty surgical hospitals. We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal to maximize revenues and property income regardless of the asset class or asset type.

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

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on the acquisition of healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors. Our healthcare investment portfolio is geographically diversified with properties in 26 states. The map below shows our current property allocations across geographic regions as of March 13, 2014:

As of March 13, 2014, our healthcare investment portfolio consisted of interests in 70 properties, including 44 senior housing communities, 19 medical offices, six post-acute care facilities and one acute care hospital. Three of our 44 senior housing communities currently have real estate under development. Of our properties held at March 13, 2014, six were owned through two unconsolidated joint ventures. The following table summarizes our healthcare portfolio by asset class and investment structure as of March 13, 2014:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Senior housing leased (1)	10	$157.1	14.0%
Senior housing managed (2)	27	613.4	54.8%
Senior housing developments (3)	2	20.3	1.8%
Medical office leased (1)	17	219.8	19.6%
Medical office loan (3)	1	3.9	0.3%
Post-acute care leased (1)	6	56.3	5.1%
Acute care leased (1)	1	10.0	0.9%
Unconsolidated investments:
Medical facilities leased (4)	1	7.7	0.7%
Senior housing managed (4)	5	31.1	2.8%

	70	$1,119.6	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)	Senior housing communities are managed pursuant to independent third-party management contracts where we report resident fees and services, and the corresponding property operating expenses.
(3)	Investments herein represent funding and accrued developments costs as of December 31, 2013. Investments in senior housing developments include real estate under development at the Raider Ranch Community, which also has operational buildings classified herein as senior housing managed.
(4)	Properties that are owned through unconsolidated joint ventures and accounted for using the equity method.

When evaluating the performance of our portfolio within the senior housing, post-acute care and acute care asset classes, management reviews operating statistics of the underlying properties, including occupancy levels and monthly revenue per occupied unit (“RevPOU”), which we define as total revenue divided by average number of occupied units or beds during a month and is a performance metric within these asset classes. Similarly, when evaluating the performance of our portfolio within the medical office asset class, management reviews operating statistics of the underlying properties, including occupancy levels and monthly revenue per square foot. Lastly, when evaluating the performance of our third party operators or developers, management reviews monthly financial statements, property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits. All of the aforementioned metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

As of December 31, 2013, the occupancy and RevPOU on our senior housing assets were approximately 92.1% and $3,849, respectively; the occupancy and RevPOU on our post-acute care assets were approximately 83.5% and $6,608, respectively. Moreover, the occupancy and revenues per square foot on our medical office assets were 97.2% and $2.54, respectively, and the occupancy and revenues per square foot on our acute care assets were approximately 100% and $3.85, respectively.

Notes Receivable

In June 2013, we originated an acquisition, development and construction loan with a total commitment amount of $6.2 million (“ADC Loan”) to C4 Development, LLC (“Crosland Southeast”), a related party, for the development of a 22,000 square foot medical office building in Rutland, Virginia that will function as an out-patient emergency and imaging center and will be leased to Hospital Corporation of America (“HCA”). The triple-net lease with HCA is effective upon Crosland Southeast obtaining a certificate of occupancy and contains a 10 year initial term with four 5 year renewal options. Concurrent with the ADC Loan, we also entered into a right of first refusal to acquire the HCA Rutland property with a one year term from the earlier of (a) the maturity date of the ADC Loan or (b) the date that the ADC Loan is paid in full. As of December 31, 2013, approximately $3.7 million of the total $6.2 million funding on the ADC Loan has been recorded as a note receivable from related party in the accompanying consolidated balance sheet as of December 31, 2013.

See Item 8, “Financial Statements and Supplemental Data” – Note 11 “Related Party Arrangements,” in the accompanying consolidated financial statements for additional information related to the ADC Loan.

Operating Leases

As of March 13, 2014, we owned 34 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases; of which, 19 are single-tenant properties that are 100% leased under operating leases and the remaining 15 are multi-tenant properties that are leased under operating leases. Generally, our leases are non-cancelable and provide for annual base rents, payable monthly, with periodic increases throughout the lease terms. In addition, each tenant generally has the option to extend the lease term for an additional period (generally ranging from two to ten years).

Under the terms of our triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses (“Triple-net Lease”). Each tenant is expected to pay real estate taxes directly to taxing authorities. However, if the tenant does not pay, we will be liable.

Under the terms of our multi-tenant lease agreements that have third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance (“Modified Lease”). These amounts are billed monthly and recorded as tenant reimbursement income in the accompanying consolidated statements of operations.

The following table lists, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st and thereafter on our consolidated healthcare investment portfolio (excludes notes receivable and real estate under development), assuming that none of the tenants exercise any of their renewal options (in thousands, except number of tenants):

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2014	25	102	$2,291	6.8%
2015	32	65	1,443	4.3%
2016	24	78	2,019	6.0%
2017	5	16	379	1.1%
2018	24	80	1,575	4.7%
2019	7	58	1,326	4.0%
2020	12	63	1,238	3.7%
2021	6	32	527	1.6%
2022	11	947	12,285	36.7%
2023	40	403	9,218	27.5%
Thereafter	5	36	1,202	3.6%

Total	191	1,880	$33,503	100%

Weighted Average Remaining Lease Term: (3)			7.7 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the base rent, excluding tenant reimbursements, in the final month prior to expiration multiplied times 12.
(3)	Weighted average remaining lease term is the average remaining term weighted by expiring annual base rents.

Real Estate Under Development

As of March 13, 2014, we had interests in three senior housing developments that will provide us with over 300 additional units upon completion as follows:

Property Name (and Location)	Date Acquired	Developer	Number of Units Upon Completion	Development Costs Incurred (in millions) (1)	Remaining Development Budget (in millions) (2)	Maximum Construction Loan (in millions)	Estimated Completion Date (3)
Dogwood Forest of Acworth (Acworth, GA)	12/18/2012	Solomon Senior Living Holdings, LLC	92 units	$14.3	$11.3	$15.1	3rd quarter 2014
Raider Ranch (Lubbock, TX)	8/29/2013	South Bay Partners, Ltd	50 units	$3.1	$11.0	Not Applicable	2nd quarter 2015
Wellmore of Tega Cay (Tega Cay, SC)	2/7/2014	Maxwell Group, Inc.	164 units	$0	$35.6	$26.3	2nd quarter 2015

Total			306 units	$17.4	$57.9	$41.4

FOOTNOTES:

(1)	This amount represents total capitalized costs for generally accepted accounting principles (“GAAP”) purposes for the acquisition, development and construction of the senior housing community as of December 31, 2013. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.
(2)	This amount includes preleasing and marketing costs which will not be capitalized once incurred. In addition, for Wellmore of Tega Cay, the purchase price of land is included in the estimated development budget as it was purchased subsequent to December 31, 2013.
(3)	Certificates of occupancy will be obtained in phases which will allow us to begin leasing activities and commence operations for completed units prior to the estimated completion date of the project.

The development budgets of the senior housing developments include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties. An affiliate of the developer of the respective community coordinates and supervises the management and administration of the development and construction. Each developer is responsible for any cost overruns beyond the approved development budget for the applicable project.

Under separate promoted interest agreements with each developer, once certain net operating income targets and total return targets have been met as set forth in the respective promote agreement, the developer will be entitled to an additional payment based on enumerated percentages of the assumed net proceeds of a deemed sale of the respective community, subject to our achievement of a certain internal rate of return on our investment.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of December 31, 2013:

Tenants and Operators	Number of Tenants / Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease / Operator Expiration Year
Tenants
TSMM Management, LLC (1)	10	945	50.3%	2022
Arkansas SNFs (2)	6	251	13.3%	2023
Community Health Systems, Inc.	9	119	6.3%	2014-2021
Calvert Memorial Health System	42	112	6.0%	2014-2023
Other tenants (3)	124	453	24.1%	2013-2038

Tenants Total	191	1,880	100%

Operators
MorningStar Senior Management, LLC	4	834	38.6%	2018
South Bay Limited	2	544	25.1%	2023
Prestige Senior Living, LLC	8	406	18.8%	2018
Capital Health Managers	5	225	10.4%	2023
Harbor Retirement Associates, LLC	2	154	7.1%	2027

Operators Total	21	2,163	100%

FOOTNOTES:

(1)	TSMM Management, LLC consists of the Primrose I and II Communities, which are leased under triple-net leases. These properties have a lease coverage ratio of 1.00x after management fee to the tenant’s affiliate. Revenues from TSMM Management, LLC are 26.5%, 93.8% and 0% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the net book value of real estate assets and lease intangibles associated with TSMM Management, LLC represent 15.2% and 46.9%, respectively, of total assets.
(2)	Arkansas SNFs consists of all the Perennial SNFs, which are leased under triple-net leases. These properties have a lease coverage ratio of 1.18x after management fee to the tenant’s affiliate.
(3)	Comprised of various tenants each of which comprise less than 5% of our rentable square footage.

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

We monitor the credit of our tenants to stay abreast of any material changes in quality. We monitor tenant credit quality by (1) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (2) direct interaction with onsite property managers, (3) monitoring news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses, (4) monitoring the timeliness of rent collections and (5) monitoring lease coverage.

Share Price Valuation

We have adopted a valuation policy designed to follow recommendations of the Investment Product Association (“IPA”), in the IPA Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, which was adopted by the IPA effective May 1, 2013 (the “IPA Valuation Guideline.”) The purpose of our valuation policy is to establish guidelines to be followed in determining the net asset value per share of our common stock for regulatory and investor reporting and on-going evaluation of investment performance. “Net asset value” means the fair value of real estate, real estate-related investments and all other assets less the fair value of total liabilities. Our net asset value will be determined based on the fair value of our assets less liabilities under market conditions existing as of the time of valuation and assuming the allocation of the resulting net value among our stockholders after any adjustments for incentive, preferred or special interests, if applicable.

In accordance with our policy, the audit committee of our board of directors, comprised of our Independent Directors, oversees our valuation process and engages one or more third-party valuation advisors to assist in the process of determining the net asset value per share of our common stock.

To assist our board of directors in its determination of the offering price per share of our common stock for our Offering, our board of directors engaged an independent valuation firm, CBRE Capital Advisors, Inc. (“CBRE Cap”) to provide property level and aggregate valuation analyses of the Company and a range for the net asset value per share of our common stock and to consider other information provided by our Advisor.

In accordance with our valuation policy and as recommended by the IPA Valuation Guideline, we expect to produce an estimated net asset value per share at least annually as of December 31 and disclose such amount as soon as possible after year end. However, the next valuation may be deferred, in the sole discretion of our board of directors, until after December 31, 2014.

For a detailed discussion of the determination of the offering price for our Offering and net asset value per share of our common stock, including our valuation process and methodology, see Item 5. “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities - Determination of Estimated Net Asset Value per Share as of September 30, 2013 and Offering Price.”

Common Stock Offering

On June 27, 2011, we commenced our initial public offering of up to $3.0 billion of common stock (the “Offering”), including shares being offered through our distribution reinvestment plan (the “Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. Since commencement of the Offering, the shares were offered at $10.00 per share. Effective December 11, 2013, the shares are being offered at $10.14 per share, or $9.64 per share pursuant to the Reinvestment Plan. We plan to extend the Offering through the earlier of December 24, 2014 or the effective date of a subsequent registration statement.

As of December 31, 2013, we had received aggregate offering proceeds of approximately $568.9 million (57.0 million shares) in connection with the Offering, including $9.4 million (1.0 million shares) pursuant to our Reinvestment Plan. During the period January 1, 2014 through March 13, 2014, we received additional subscription proceeds of approximately $70.6 million (7.0 million shares), including $3.3 million (0.3 million shares) pursuant to our Reinvestment Plan. The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering.

Distribution Policy

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. Our Advisor, its affiliates or other related parties may defer or waive asset management fees, property management fees, expense reimbursements or other fees in order for us to have cash to pay distributions in excess of available cash flow from operating activities or funds from operations. Until we have sufficient cash flow from operating activities or funds from operations, we have decided and may continue to make stock distributions or to fund all or a portion of the payment of distributions from other sources; such as from cash flows generated by financing activities, a component of which includes our borrowings and the proceeds of our Offering, whether collateralized by our assets or unsecured.

On July 29, 2011, our board of directors authorized a distribution policy providing for monthly cash distributions of $0.03333 (which is equal to an annualized distribution rate of 4% on our initial $10.00 share price) together with stock distributions of 0.00250 shares of common stock (which is equal to an annualized distribution rate of 3% on our initial $10.00 share price) for a total annualized distribution of 7.0% on each outstanding share of common stock (based on our initial $10.00 offering price) payable to all common stockholders of record as of the close of business on the first business day of each month. Our board authorized a policy providing for distributions of cash and stock rather than solely of cash in order to retain cash for investment opportunities and to allow the Company to invest in new developments or newer value add properties which have not yet reached stabilized occupancy, which we believe may result in higher value over our holding period. On December 6, 2013, our board of directors determined to increase the amount of monthly cash distributions to $0.03380 per share and together with monthly stock distributions of 0.00250 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month. The change allows us to maintain our historical distribution rate of 4% cash and 3% stock on each outstanding share of our common stock based on the new public offering price discussed above. The increase in distributions took effect for stockholders of record on January 1, 2014 and will remain in effect until our board of directors determines otherwise. We anticipate that we will increase the proportion of distributions paid in cash as our asset base grows and our cash flows increase.

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

Distributions will be paid quarterly and will be calculated for each stockholder as of the first day of each month the stockholder has been a stockholder of record in such quarter. The cash portion of such distribution will be payable and the distribution of shares will be issued on or before the last day of the applicable quarter; however, in no circumstance will the cash distribution and the stock distribution be paid on the same day. Fractional shares of common stock accruing as distributions will be rounded to the nearest hundredth when issued on the distribution date. Declarations of distributions pursuant to this policy began on the first day of November 2011 and will continue on to be paid each calendar quarter thereafter as set forth above until such policy is terminated or amended by our board of directors.

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

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our intent is to target our aggregate borrowings ranging from 40% to 60% of the aggregate value of our assets once we own a seasoned and stable asset portfolio, although initially our aggregate borrowings may be greater than 60% of the aggregate value of our assets. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess.

As of December 31, 2013 and 2012, we had an aggregate debt leverage ratio of approximately 52.9% and 57.2%, respectively, of the aggregate carrying value of our assets.

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

Tax Status

We elected to be taxed as a REIT under the Internal Revenue Code (the “Code”) beginning with our taxable year ending December 31, 2012. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal, state, local or foreign taxes if our TRS entities have taxable income in any given year.

Advisor

Our Advisor has responsibility for our day-to-day operations, administering our accounting functions, serving as our consultant in connection with policy decisions to be made by our board of directors, and identifying and making acquisitions and investments on our behalf. In exchange for these services, our Advisor is entitled to receive certain fees from us.

Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, the Offering, acquisitions, and operating activities. To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (the “Expense Year”), commencing with the Expense Year ending June 30, 2013, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the Expense Year ended December 31, 2013, the Company did not incur operating expenses in excess of the Limitation.

The current advisory agreement, which was approved by the Board of Directors on March 4, 2014, continues through June 2015. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data.”

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

Valuation Related Risks

In determining the Company’s estimated net asset value per share, the Company primarily relied upon a valuation of the Company’s portfolio of properties and debt as of September 30, 2013. Valuations and appraisals of the Company’s properties and outstanding debt are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties. Therefore, the Company’s estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of the Company’s properties.

For the purposes of calculating the Company’s estimated net asset value per share, the Company retained an investment banking firm as valuation expert to determine the Company’s estimated net asset value per share and the value of the Company’s properties and debt as of September 30, 2013. The valuation methodologies used to estimate the net asset value of the Company’s shares were in compliance with the recommendations of the IPA, a trade association for non-listed direct investment vehicles, in the IPA Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, which was adopted by the IPA effective May 1, 2013, as well as the value of the Company’s properties and outstanding debt, involved certain subjective judgments, including but not limited to, discounted cash flow analyses for wholly owned and partially owned properties. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond the Company’s control and the control of the Company’s Advisor and the Company’s valuation expert. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of the Company’s properties and the Company’s investments in real estate-related assets may not correspond to the realizable value upon a sale of those assets. Because the price investors will pay for shares in the Company’s offering is primarily based on the Company’s estimated net asset value per share, investors may pay more than realizable value for an investment when investors purchase shares or receive less than realizable value when investors sell their shares.

Company Related Risks

The Company and its Advisor have limited operating histories and there is no assurance the Company will achieve its goals.

The Company and the Advisor have limited operating histories. To be successful, the Advisor must, among other things:

•	identify and acquire investments that meet the Company’s investment objectives;

•	attract, integrate, motivate and retain qualified personnel to manage the Company’s day-to-day operations;

•	respond to competition for the Company’s targeted real estate properties and other investments; and

•	continue to build and expand its operational structure to support the Company’s business.

There can be no assurance that the Advisor will succeed in achieving these goals.

The Company has not had sufficient cash available from operations to pay distributions, and, therefore, has paid distributions from the net proceeds of the Company’s offering. The Company may continue to pay distributions from sources other than its cash flow from operations or funds from operations, and any such distributions may reduce the amount of cash the Company ultimately invest in assets, negatively impact the value of the Company’s stockholders’ investment and be dilutive to its stockholders.

To date, the Company has generated little, if any, cash flow from operations or funds from operations and does not expect to do so until the Company makes substantial investments. Further, to the extent the Company invests in development or redevelopment projects, or in properties requiring significant capital, the Company’s ability to make cash distributions may be negatively affected, especially during the Company’s early stages of operations. The Company’s organizational documents permit it to make distributions from any source, such as from the proceeds of the Company’s offering or other offerings, cash advances to the Company by its Advisor, cash resulting from a deferral or waiver of asset management fees or expense reimbursements, and borrowings, which may be unsecured or secured by the Company’s assets, in anticipation of future net operating cash flow. Accordingly, until such time as the Company is generating operating cash flow or funds from operations, the Company has determined to pay all of its distributions from sources other than net operating cash flows. The Company has not established any limit on the extent to which the Company may use alternate sources, including borrowings or proceeds of this and the Company’s prior offering, to pay distributions. Commencing in the fourth fiscal quarter of 2011, the Company has made cash distributions from offering proceeds, which is dilutive to the Company’s stockholders. To the extent the Company makes cash distributions, or a portion thereof, from sources other than operating cash flow or funds from operations, the Company will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that the Company will be able to sustain distributions at that level. Further, distributions that exceed cash flow from operations or funds from operations may not be sustainable. The use of offering proceeds to fund distributions benefits earlier investors who benefit from the investments made with funds raised later in the offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors. Distributions will be taxable as ordinary income to the stockholders to the extent such distributions are made from the Company’s current and accumulated earnings and profits. In addition, to the extent distributions exceed earnings and profits calculations on a tax basis, a stockholder’s basis in the Company’s stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain in the future.

There can be no assurance that the Company will be able to achieve expected cash flows necessary to pay or maintain distributions at any particular level or that distributions will increase over time.

There are many factors that can affect the availability and timing of distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and investments in real estate-related securities, mortgage or other loans and assets, current and projected cash requirements and tax considerations. Because the Company receives income from property operations and interest or rents at various times during the Company’s fiscal year, distributions paid may not reflect the Company’s income earned in that particular distribution period. The amount of cash available for distributions is affected by many factors, such as the Company’s ability to make acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that the Company invests in, as well as the Company’s operating expense levels and many other variables. Actual cash available for distribution may vary substantially from estimates. The Company’s actual results may differ significantly from the assumptions used by the Company’s board of directors in establishing the distribution rates to be paid on its shares.

The Company cannot assure investors that:

•	rents or operating income from the Company’s properties will remain stable or increase;

•	tenants will not default under or terminate their leases;

•	securities the Company buys will increase in value or provide constant or increased distributions over time;

•	loans the Company makes will be repaid or paid on time;

•	loans will generate the interest payments that the Company expects;

•	acquisitions of real properties, mortgage or other loans, or the Company’s investments in securities or other assets, will increase the Company’s cash available for distributions to stockholders; or

•	development properties will be developed on budget or generate income once stabilized.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond the Company’s control, and a change in any one factor could adversely affect the Company’s ability to pay distributions. For instance:

•	Cash available for distributions may decrease if the Company is required to spend money to correct defects or to make improvements to properties.

•	Cash available for distributions may decrease if the assets the Company acquires have lower yields than expected.

•	Federal income tax laws require REITs to distribute at least 90% of their taxable income to stockholders each year. The Company has elected to be treated as a REIT for tax purposes, and this limits the earnings that the Company may retain for corporate growth, such as asset acquisition, development or expansion, and will make the Company more dependent upon additional debt or equity financing than corporations that are not REITs. If the Company borrows more funds in the future, more of the Company’s operating cash will be needed to make debt payments and cash available for distributions may decrease.

•	The payment of principal and interest required to service the debt resulting from the Company’s policy to use leverage to acquire assets may leave the Company with insufficient cash to pay distributions.

•	As the Company has elected to be taxed as a REIT, the Company may pay distributions to the Company’s stockholders to comply with the distribution requirements of the Code, and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require the Company to borrow funds on a short term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

If the Company decides to list the Company’s common stock on a national exchange, it may wish to lower the Company’s distribution rate in order to optimize the price at which the Company’s shares would trade. In addition, subject to the applicable REIT rules, the Company’s board of directors, in its discretion, may retain any portion of the Company’s cash on hand or use offering proceeds for capital needs and other corporate purposes. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this prospectus, as well as other factors that the Company’s board of directors may, from time to time deem relevant to consider when determining an appropriate common stock distribution. As of December 31, 2013, the Company has experienced cumulative losses and cannot assure investors that it will generate or have sufficient cash available to continue paying distributions to investors at any specified level or that distributions the Company makes may not be decreased or be eliminated in the future.

Because the Company relies on affiliates of CNL for advisory, property management and managing dealer services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to the Company, the Company may be required to find alternative providers of these services, which could disrupt the Company’s business.

CNL, through one or more of its affiliates or subsidiaries, owns and controls the Sponsor, Advisor and Property Manager, as well as CNL Securities Corp., the managing dealer of the Company’s offering. In the event that any of these affiliates are unable to meet their obligations to the Company, the Company might be required to find alternative service providers, which could disrupt the Company’s business by causing delays and/or increasing the Company’s costs.

Further, the Company’s success depends to a significant degree upon the contributions of James M. Seneff, Jr., the Company’s chairman of the board of directors, Thomas K Sittema, vice chairman of the board of directors, Stephen H. Mauldin, the Company’s president and chief executive officer, and Joseph T. Johnson, the Company’s chief financial officer and treasurer, each of whom would be difficult to replace. If any of these key personnel were to cease their affiliation with the Company or the Company’s affiliates, the Company may be unable to find suitable replacement personnel and the Company’s operating results could suffer. In addition, the Company has entered into an advisory agreement with the Advisor which contains a non-solicitation and non-hire clause prohibiting the Company or the Company’s operating partnership from (i) soliciting or encouraging any person to leave the employment of the Advisor; or (ii) hiring on the Company’s behalf or on behalf of the Company’s operating partnership any person who has left the employment of the Advisor for one year after such departure. All of the Company’s executive officers and the executive officers of the Advisor are also executive officers of CNL Lifestyle Properties, Inc. and its Advisor, both of which are affiliates of the Advisor. In the event that CNL Lifestyle Properties, Inc. internalizes the management functions provided by its Advisor, such executive officers may cease their employment with the Company and the Advisor. In that case, the Advisor would need to find and hire an entirely new executive management team. The

Company believes that its future success depends, in large part, upon the Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and the Advisor may be unsuccessful in attracting and retaining such skilled personnel. The Company does not maintain key person life insurance on any of its officers.

Any adverse changes in CNL’s financial health, the public perception of CNL or the Company’s relationship with its sponsor or its affiliates could hinder the Company’s operating performance and the return on an investment.

Under certain circumstances, the Advisor and Property Manager have both committed to accept unvested restricted common stock in lieu of certain fees and expenses payable to them in order to provide additional cash to support of the Company’s distributions to investors. The Advisor and Property Manager may terminate their expense support obligations upon 30 days’ notice to the Company. If such expense support is terminated by either the Advisor, the Property Manager or both due to their or CNL’s financial health, the Company’s results from operations, cash from operations and funds from operations would all be negatively impacted and the Company’s ability to pay distributions to investors would be adversely impacted.

In addition, any deterioration in the perception of CNL in the broker-dealer and financial advisor industries could result in an adverse effect on fundraising in the Company’s offering and its ability to acquire assets and obtain financing from third parties on favorable terms.

Adverse changes in affiliated programs could also adversely affect our ability to raise capital.

CNL has one other public, non-traded, real estate investment program which has investment objectives similar to ours, CNL Lifestyle Properties, Inc., which is closed to new investors but still actively investing. Our sponsor also has two other public, non-traded real estate investment programs, CNL Growth Properties, Inc., which will be open to new investors through April 2014 and Global Income Trust, Inc., which is closed to new investors. Adverse results in the other non-traded REITs on the CNL platform have the potential to affect CNL’s and our reputation among financial advisors and investors, which could affect our ability to raise capital.

The Company’s stockholders may experience dilution which could have a material adverse effect on the distributions investors receive from the Company.

The Company’s stockholders have no preemptive rights. If the Company commences a subsequent public offering of shares or securities convertible into shares or otherwise issue additional shares, then investors purchasing shares in the Company’s offering who do not participate in future stock issuances will experience dilution in the percentage of their equity investment. Stockholders will not be entitled to vote on whether or not the Company engages in additional offerings. In addition, depending on the terms and pricing of an additional offering of the Company’s shares and the value of the Company’s properties, the Company’s stockholders may experience dilution in both the book value and fair value of their shares. The Company’s board of directors has approved the filing with the Commission of a follow-on registration statement for the sale of additional shares of the Company’s common stock after the expiration of the current registration statement. Other public REITs sponsored by CNL have engaged in multiple offerings.

The Company may be restricted in the Company’s ability to replace the Property Manager under certain circumstances which could have a material adverse effect on the Company’s business and financial condition.

The Company’s ability to replace the Property Manager may be limited. Under the terms of the Company’s property management and leasing agreement, the Company may terminate the agreement (a) in the event of the Property Manager’s voluntary or involuntary bankruptcy or a similar insolvency event or (b) for “cause.” In this case, “cause” means a material breach of the property management and leasing agreement of any nature by the property manager relating to all or substantially all of the properties being managed under the agreement that is not cured within 30 days after notice to the property manager. The Company may amend the property management and leasing agreement from time to time to remove a particular property from the pool of properties managed by the Property Manager (a) if the property is sold to a bona fide unaffiliated purchaser, or (b) for “cause.” The Company’s board of directors may find the performance of the property manager to be unsatisfactory. However, unsatisfactory performance by the property manager may not constitute “cause.” As a result, the Company may be unable to terminate the property management and leasing agreement even if the Company’s board of directors concludes that doing so is in the Company’s best interest.

An investment return may be reduced if the Company is required to register as an investment company under the Investment Company Act.

The Company is not registered, and does not intend to register the Company or any of its subsidiaries, as an investment company under the Investment Company Act. If the Company or any of its subsidiaries become obligated to register as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change the Company’s operations.

The Company believes it conducts its operations, directly and through the Company’s wholly and majority owned subsidiaries, so that neither the Company nor any of its subsidiaries will be an investment company and, therefore, will not be required to register as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which the Company refer to as the “40% Test.”

Since the Company is primarily engaged in the business of acquiring real estate, the Company believes that the Company and most, if not all, of the Company’s wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If the Company or any of the Company’s wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” the Company intends to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), a company generally must maintain at least 55% of its assets directly in what are deemed “qualifying” real estate assets and at least 80% of the entity’s assets in such qualifying assets and in a broader category of what are deemed “real estate-related” assets to qualify for this exception. Mortgage-related securities may or may not constitute qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that the Company has with respect to the underlying loans. The Company’s ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and Commission staff interpretations.

The method the Company uses to classify its assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the Commission staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations the Company may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the Commission staff will concur with the Company’s classification of the Company’s assets. In addition, the Commission staff may, in the future, issue further guidance that may require the Company to re-classify the Company’s assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If the Company is required to re-classify its assets, the Company may no longer be in compliance with the exception from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of the Company’s assets could cause the Company or one or more of its wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect the

Company’s ability to maintain the Company’s exception from regulation under the Investment Company Act. To avoid being required to register as an investment company under the Investment Company Act, the Company and its subsidiaries may be unable to sell assets the Company would otherwise want to sell and may need to sell assets the Company would otherwise wish to retain. In addition, the Company may have to acquire additional income- or loss-generating assets that the Company might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that the Company would otherwise want to acquire and would be important to the Company’s investment strategy.

If the Company were required to register as an investment company but failed to do so, it would be prohibited from engaging in the Company’s business, and criminal and civil actions could be brought against the Company. In addition, the Company’s contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the Company and liquidate its business.

Stockholders have limited control over changes in the Company’s policies and operations.

The Company’s board of directors determines the Company’s investment policies, including its policies regarding financing, growth, debt capitalization, REIT qualification and distributions. The Company’s board of directors may amend or revise these and other policies without a vote of the Company’s stockholders. Under the Company’s charter and the Maryland General Corporation Law, its stockholders currently have a right to vote only on the following matters:

•	the election or removal of directors;

•	any amendment of the Company’s charter, except that the Company’s board of directors may amend its charter without stockholder approval to change the Company’s name, increase or decrease the aggregate number of the Company’s shares or the number of shares of any class or series that the Company has the authority to issue, effect certain reverse stock splits, or change the name or other designation or par value of any class or series of the Company’s stock and the aggregate par value of the Company’s stock;

•	the Company’s liquidation and dissolution; and

•	except as otherwise permitted by law, the Company’s being a party to any merger, consolidation, sale or other disposition of substantially all of its assets or similar reorganization.

If the Company does not successfully implement a liquidity event, investors may have to hold an investment for an indefinite period.

It is currently contemplated that by 2018 the Company’s board of directors will begin to evaluate various strategic options to provide stockholders with liquidity of their investment. If the Company’s board of directors determines to pursue a liquidity event, the Company would be under no obligation to conclude the process within a set time. If the Company adopts a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which its investments are located and federal income tax effects on stockholders that may prevail in the future. The Company cannot guarantee that the Company will be able to liquidate all of the Company’s assets on favorable terms, if at all. After the Company adopts a plan of liquidation, the Company would likely remain in existence until all its investments are liquidated. If the Company does not pursue a liquidity event or delays such a transaction due to market conditions, the Company’s common stock may continue to be illiquid and investors may, for an indefinite period of time, be unable to convert investor shares to cash easily, if at all, and could suffer losses on an investment in the Company’s shares.

Adverse changes in affiliated programs could also adversely affect the Company’s ability to raise capital.

CNL has one other public, non-traded, real estate investment program which has investment objectives similar to those of the Company, CNL Lifestyle Properties, Inc., which is closed to new investors but still actively investing. The Sponsor also has two other public, non-traded real estate investment programs, CNL Growth Properties, Inc., which will be open to new investors through April 2014 and Global Income Trust, Inc., which is closed to new investors. Adverse results in the other non-traded REITs on the CNL platform have the potential to affect CNL’s and the Company’s reputation among financial advisors and investors, which could affect the Company’s ability to raise capital.

Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by the Financial Industry Regulatory Authority, Inc. and the Commission.

The Company’s securities, like other non-traded REITs, are sold through broker-dealers and financial advisors. Governmental and self-regulatory organizations like the Commission and self-regulatory organizations like Financial Industry Regulatory Authority, Inc. (“FINRA”) impose and enforce regulations on broker-dealers, investment advisers and similar financial services companies. In disciplinary proceedings in 2012, the Enforcement Division of FINRA required a broker-dealer to pay restitution to investors of a non-traded REIT in connection with the broker-dealer’s sale and promotion activities. FINRA has also filed complaints against a broker-dealer firm with respect to (i) its solicitation of investors to purchase shares in a non-traded REIT without conducting a reasonable inquiry of investor suitability and (ii) its provision of misleading distribution information. In February 2014, each of four non-traded REITs with affiliated sponsors disclosed in public filings a settlement with the Commission with respect to allegations that the REITs misled investors about their share-pricing methods, concealed inter-fund transactions and extra payments to executives.

The above-referenced proceedings have resulted in increased regulatory scrutiny from the Commission regarding non-traded REITs. As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs, and accordingly the Company may face increased difficulties in raising capital. If the Company becomes the subject of scrutiny, even if the Company has complied with all applicable laws and regulations, responding to such regulator inquiries could be expensive and distract the Company’s management.

Risks Related to Conflicts of Interest and the Company’s Relationships with Its Advisor and Its Affiliates

There may be conflicts of interest because of interlocking boards of directors with affiliated companies.

James M. Seneff, Jr. and Thomas K. Sittema serve as the Company’s chairman and vice chairman, respectively, of the Company’s board of directors and concurrently serve as directors for CNL Lifestyle Properties, Inc., an affiliate. Mr. Seneff also currently serves as the chairman and a director for each of CNL Growth Properties, Inc. and Global Income Trust, Inc., each of which are affiliates of the Company and/or the Advisor1. These directors may experience conflicts of interest in managing the Company because they also have management responsibilities for these affiliated entities, which invest in properties in the same markets as the Company’s properties.

There will be competing demands on the Company’s officers and directors, and they may not devote all of their attention to the Company which could have a material adverse effect on its business and financial condition.

Two of the Company’s directors, James M. Seneff, Jr. and Thomas K. Sittema, are also officers and directors of the Advisor and other affiliated entities and may experience conflicts of interest in managing the Company because they also have management responsibilities for other companies including companies that may invest in some of the same types of assets in which the Company may invest. In addition, substantially all of the other companies that they work for are affiliates of the Company and/or the Advisor. For these reasons, all of these individuals share their management time and services among those companies and the Company and will not devote all of their attention to the Company and could take actions that are more favorable to the other companies than to the Company.

In addition, Stephen H. Mauldin, the Company’s president and chief executive officer, Joseph T. Johnson, the Company’s chief financial officer and treasurer, and the Company’s other officers serve as officers of, and devote time to, the Advisor, as well as CNL Lifestyle Properties, Inc., an affiliate of the Advisor, which has certain similar investment objectives and which owns assets in one of the asset classes in which the Company has invested. Certain of the Company’s officers may also serve as officers of, and devote time to, CNL Growth Properties. Inc. and Global Income Trust, Inc., two other non-traded REITs affiliated with the Sponsor, and their respective advisors and other companies which may be affiliated with the Company in the future. These officers may experience conflicts of interest in managing the Company because they also have management responsibilities for multiple programs. For these reasons, these officers will share their management time and services among these other programs and the Company, and will not devote all of their attention to the Company and could take actions that are more favorable to CNL Lifestyle Properties, Inc. than to the Company.

Other real estate investment programs sponsored by CNL or the Sponsor use investment strategies that are similar to the Company’s. The Advisor and its affiliates and their and the Company’s executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in the Company’s favor.

One or more real estate investment programs sponsored by CNL or the Sponsor may seek to invest in properties and other real estate-related investments similar to the assets the Company seeks to acquire. CNL has one public, real estate investment program, CNL Lifestyle Properties, Inc., which has investment strategies similar to the Company. CNL Lifestyle Properties, Inc is managed by the executive officers of the Advisor and invests in commercial properties, including lifestyle, lodging, attraction and senior housing properties. As a result, the Company may be buying properties and other real estate-related investments at the same time as CNL Lifestyle Properties, Inc. is buying properties and other real estate-related investments in certain of the asset classes in which the Company focuses. The Company cannot assure investors that properties the Company wants to acquire will be allocated to the Company in this situation. CNL is not required to allocate each prospective investment to the Advisor for review. The Advisor may choose a property that provides lower returns to the Company than a property allocated to CNL Lifestyle Properties, Inc. In addition, the Company may acquire properties in geographic areas where other programs sponsored by CNL or the Sponsor also invest. If one of such other programs sponsored by CNL or the Sponsor attracts a tenant for which the Company is competing, the Company could suffer a loss of revenue due to delays in locating another suitable tenant. Investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

The Advisor and its affiliates, including all of the Company’s executive officers and affiliated directors, will face conflicts of interest as a result of their compensation arrangements with the Company, which could result in actions that are not in the best interest of the Company’s stockholders.

The Company pays its Advisor and its affiliates, including the managing dealer of the Company’s offering and the Property Manager, substantial fees. These fees could influence their advice to the Company, as well as the judgment of affiliates of the Advisor performing services for the Company. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of the Company’s agreements with its Advisor and its affiliates;

•	additional public offerings of equity by the Company, which would create an opportunity for CNL Securities Corp., as managing dealer, to earn additional fees and for the Advisor to earn increased advisory fees;

•	property sales, which may entitle the Advisor to real estate commissions;

•	property acquisitions from third parties, which entitle the Advisor to an investment services fee;

•	borrowings to acquire assets, which increase the investment services fees and asset management fees payable to the Advisor and which entitle the Advisor or its affiliates to receive other acquisition fees in connection with assisting in obtaining financing for assets if approved by the Company’s board of directors, including a majority of the Company’s independent directors;

•	whether the Company seeks to internalize its management functions, which could result in it retaining some of the Advisor’s and its affiliates’ key officers for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of the Advisor to purchase the assets and operations of the Advisor and its affiliates performing services for the Company;

•	the listing of, or other liquidity event with respect to, the Company’s shares, which may entitle the Advisor to a subordinated incentive fee;

•	a sale of assets, which may entitle the Advisor to a subordinated share of net sales proceeds; and

•	whether and when the Company seeks to sell the Company’s operating partnership or its assets, which sale could entitle the Advisor to additional fees.

The fees the Advisor receives in connection with transactions involving the purchase and management of the Company’s assets are not necessarily based on the quality of the investment or the quality of the services rendered to the Company. The basis upon which fees are calculated may influence the Advisor to recommend riskier transactions to the Company.

None of the agreements with the Advisor, Property Manager or any other affiliates were negotiated at arm’s length.

Agreements with the Advisor, Property Manager or any other affiliates may contain terms that would not otherwise apply if the Company entered into agreements negotiated at arm’s length with third parties.

If the Company internalizes the Company’s management functions, an interest in the Company could be diluted, the Company could incur other significant costs associated with being self-managed, the Company may not be able to retain or replace key personnel and may have increased exposure to litigation as a result of internalizing its management functions.

The Company may internalize management functions provided by the Advisor, Property Manager and their respective affiliates. The Company’s board of directors may decide in the future to acquire assets and personnel from the Advisor or its affiliates for consideration that would be negotiated at that time. However, as a result of the non-solicitation clause in the advisory agreement, generally the acquisition of Advisor personnel would require the prior written consent of the Advisor. There can be no assurances that the Company will be successful in retaining the Advisor’s key personnel in the event of an internalization transaction. In the event the Company acquires the Advisor or the Property Manager, the Company cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of the Company’s stock. The payment of such consideration could reduce the percentage of the Company’s shares owned by persons who purchase shares in the Company’s offering and could reduce the net income per share and funds from operations per share attributable to an investment.

In addition, the Company may issue equity awards to officers and consultants, which would increase operating expenses and decrease net income and funds from operations. The Company cannot reasonably estimate the amount of fees to the Advisor, Property Manager and other affiliates the Company would save, and the costs it would incur, if the Company acquired these entities. If the expenses the Company assumes as a result of an internalization are higher than the expenses the Company avoid paying to the Advisor, Property Manager and other affiliates, its net income per share and funds from operations per share would be lower than they otherwise would have been had the Company not acquired these entities.

Additionally, if the Company internalizes its management functions, the Company could have difficulty integrating these functions. Currently, the officers of the Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. The Company may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in the Company’s incurring additional costs and divert its management’s attention from effectively managing the Company’s properties and overseeing other real estate-related assets.

In recent years, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses the Company might incur would not be significant or that the outcome of litigation would be favorable to the Company. Any amounts the Company is required to expend defending any such litigation will reduce the amount of funds available for investment by the Company in properties or other investments.

The Company is not in privity of contract with service providers that may be engaged by the Advisor to perform advisory services and they may be insulated from liabilities to the Company, and the Advisor has minimal assets with which to remedy any liabilities to the Company.

The Advisor sub-contracts with affiliated or unaffiliated service providers for the performance of substantially all of its advisory services. The Advisor has engaged affiliates of the Sponsor to perform certain services on its behalf pursuant to agreements to which the Company is not a party. As a result, the Company is not in privity of contract with any such service provider and, therefore, such service provider will have no direct duties, obligations or liabilities to the Company. In addition, the Company has no right to any indemnification to which the Advisor may be entitled under any agreement with a service provider. The service providers the Advisor may subcontract with may be insulated from liabilities to the Company for services they perform, but may have certain liabilities to the Advisor. The Advisor has minimal assets with which to remedy liabilities to the Company resulting under the advisory agreement.

Risks Related to The Company’s Business

The Company has not established investment criteria limiting the size of property acquisitions. If the Company has an investment that represents a material percentage of the Company’s assets which experiences a loss, the value of an investment in the Company would be significantly diminished.

The Company is not limited in the size of any single property acquisition the Company may make and certain of the Company’s investments may represent a significant percentage of its assets. Should the Company experience a loss on a portion or all of an investment that represents a significant percentage of the Company’s assets, this event would have a material adverse effect on the Company’s business and financial condition, which would result in an investment in the Company being diminished.

The Company depends on tenants for a significant portion of its revenue and lease defaults or terminations could have an adverse effect.

The Company’s ability to repay any outstanding debt and make distributions to stockholders depends upon the ability of its tenants to make payments to the Company, and their ability to make these payments depends primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on the Company’s properties. For example, a tenant’s failure or delay in making scheduled rent payments to the Company may result from the tenant realizing reduced revenues at the properties it operates. Defaults on lease payment obligations by tenants would cause the Company to lose the revenue associated with those leases and require the Company to find an alternative source of revenue to pay the Company’s mortgage indebtedness and prevent a foreclosure action. In addition, if a tenant at one of the Company’s single-user facilities, which are properties designed or built primarily for a particular tenant or a specific type of use, defaults on its lease obligations, the Company may not be able to readily market a single-user facility to a new tenant without making capital improvements or incurring other significant costs.

Significant tenant lease expirations may decrease the value of the Company’s investments.

Multiple, significant lease terminations in a given year in the Company’s medical office buildings produce tenant roll concentration and uncertainty as to the future cash flow of a property or portfolio and often decrease the value a potential purchaser will pay for one or more properties. There is no guarantee that medical office buildings acquired will not have tenant roll concentration, and if such concentration occurs it could decrease the Company’s ability to pay distributions to stockholders and the value of their investment.

The continuation of a slow economy could adversely affect certain of the properties in which the Company invests, and the financial difficulties of the Company’s tenants and operators could adversely affect the Company.

The continuation of a slow economy could adversely affect certain of the properties in which the Company invests. Although a general downturn in the real estate industry would be expected to adversely affect the value of the Company’s properties, a downturn in the senior housing and healthcare sectors in which the Company invests could compound the adverse effect. Continued economic weakness combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt, could result in the Company’s tenants experiencing a decline in financial and operating performance and/or a decline in earnings from the Company’s TRS investments.

Further disruptions in the financial markets and deteriorating economic conditions could impact certain of the real estate properties the Company acquires and such real estate could experience reduced occupancy levels from that anticipated at the time of the Company’s acquisition of such real estate. The value of the Company’s real estate investments could decrease below the amounts the Company paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. The Company will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on the Company’s revenues and results of operations.

The inability of seniors to sell their homes could negatively impact occupancy rates, revenues, cash flows and results of operations of the properties the Company acquires.

Downturns in the housing markets could adversely affect the ability (or perceived ability) of seniors to currently afford entrance fees and resident fees as potential residents frequently use the proceeds from the sale of their homes to cover the cost of these fees. Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into, or finance their stays at, the Company’s senior housing and post-acute care properties with private resources. If the volatility in the housing market returns, the occupancy rates, revenues, cash flows and results of operations for these properties could be negatively impacted.

The Company does not have control over market and business conditions that may affect its success.

The following external factors, as well as other factors beyond the Company’s control, may reduce the value of properties that it acquires, the ability of tenants to pay rent on a timely basis, or at all, the amount of the rent to be paid and the ability of borrowers to make loan payments on time, or at all:

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

Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry. If tenants are unable to make lease payments, TRS entities do not achieve the expected levels of operating income, or borrowers are unable to make loan payments as a result of any of these factors, cash available for distributions to the Company’s stockholders may be reduced.

The Company may be limited in its ability to vary the Company’s portfolio in response to changes in economic, market or other conditions, including by restrictions on transfer imposed by the Company’s limited partners, if any, in the Company’s operating partnership or by the Company’s lenders. Additionally, the return on the Company’s real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced in the United States generally and in the local economies where its properties and the properties underlying the Company’s other real estate-related investments are located, including:

•	poor economic conditions may result in a decline in the operating income at the Company’s properties and defaults by tenants of the Company’s properties and borrowers under its investments in mortgage, bridge or mezzanine loans; and

•	increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels.

The Company’s exposure to typical real estate investment risks could reduce its income.

The Company’s properties, loans and other real estate-related investments are subject to the risks typically associated with investments in real estate. Such risks include the possibility that the Company’s properties will generate operating income, rent and capital appreciation, if any, at rates lower than anticipated or will yield returns lower than those available through other investments. Further, there are other risks by virtue of the fact that the Company’s ability to vary its portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments. Income from the Company’s properties may be adversely affected by many factors including, but not limited to, an increase in the local supply of properties similar to the Company’s properties, newer competing properties, a decrease in the number of people interested in the properties that the Company acquires, changes in government regulation, including healthcare regulation, international, national or local economic deterioration, increases in operating costs due to inflation and other factors that may not be offset by increased lease rates, and changes in consumer tastes.

The Company may be unable to sell assets if or when the Company decides to do so.

Maintaining the Company’s REIT qualification and continuing to avoid registration under the Investment Company Act as well as many other factors, such as general economic conditions, the availability of financing, interest rates and the supply and demand for the particular asset type, may limit the Company’s ability to sell real estate assets. These factors are beyond the Company’s control. The Company cannot predict whether it will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

An increase in real estate taxes may decrease the Company’s income from properties.

From time to time, the amount the Company pays for property taxes will increase as either property values increase or assessment rates are adjusted. Increases in a property’s value or in the assessment rate will result in an increase in the real estate taxes due on that property. If the Company is unable to pass the increase in taxes through to its tenants, the Company’s net operating income for the property will decrease.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect the Company’s operations.

From time to time, the Company acquires multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in the Company’s ownership of investments in geographically dispersed markets, placing additional demands on the Advisor and Property Manager in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though the Company may not want to purchase one or more properties in the portfolio. The Company also may be required to accumulate a large amount of cash to fund such acquisitions. The Company would expect the returns that it earns on such cash to be less than the returns on real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on the Company’s portfolio.

If one or more of the Company’s tenants file for bankruptcy protection, the Company may be precluded from collecting all sums due.

If one or more of the Company’s tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the U.S. federal bankruptcy code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership or debtor’s relief statute or law, the Company may be unable to collect sums due under the Company’s lease(s) with that tenant. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy or similar proceeding. A bankruptcy or similar proceeding may bar the Company’s efforts to collect pre-bankruptcy debts from those entities or their properties unless the Company is able to obtain an order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, the Company would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. Such an event could cause a decrease or cessation of rental payments which would reduce the Company’s cash flow and the amount available for distribution to stockholders. In the event of a bankruptcy or similar proceeding, the Company cannot assure investors that the tenant or its trustee will assume the Company’s lease. If a given lease, or guaranty of a lease, is not assumed, the Company’s cash flow and the amounts available for distribution to stockholders may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, the Company’s financial condition could be adversely affected.

The Company has entered into sale-leaseback transactions whereby the Company purchases a property and then leases the same property back to the person from whom it was purchased. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect the Company’s financial condition, cash flow, REIT qualification and the amount available for distributions to investors.

If the sale-leaseback were re-characterized as a financing, the Company might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, the Company would no longer have the right to sell or encumber its ownership interest in the property. Instead, the Company would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, the Company could be bound by the new terms and prevented from foreclosing its lien on the property. If the sale-leaseback were re-characterized as a joint venture, the Company’s lessee and the Company could be treated as co-venturers with regard to the property. As a result, the Company could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.

Multiple property leases or loans with individual tenants or borrowers increase the Company’s risks in the event that such tenants or borrowers become financially impaired.

Defaults by a tenant or borrower may continue for some time before the Company determines that it is in the Company’s best interest to evict the tenant or foreclose on the property of the borrower. Tenants may lease more than one property, and borrowers may enter into more than one loan. As a result, a default by, or the financial failure of, a tenant or borrower could cause more than one property to become vacant or be in default or more than one lease or loan to become non-performing. Defaults or vacancies can reduce the Company’s rental income and funds available for distribution and could decrease the resale value of affected properties until they can be re-leased.

The Company relies on various security provisions in the Company’s leases for minimum rent payments which could have a material adverse effect on the Company’s financial condition.

The Company’s leases may, but are not required to, have security provisions such as deposits, stock pledges and guarantees or shortfall reserves provided by a third-party tenant or operator. These security provisions may terminate at either a specific time during the lease term once net operating income of the property exceeds a specified amount or upon the occurrence of other specified events. Certain security provisions may also have limits on the overall amount of the security under the lease. After the termination of a security feature, or in the event that the maximum limit of a security provision is reached, the Company may only look to the tenant to make lease payments. In the event that a security provision has expired or the maximum limit has been reached or a provider of a security provision is unable to meet its obligations, the Company’s results of operations and ability to pay distributions to the Company’s stockholders could be adversely affected if the Company’s tenants are unable to generate sufficient funds from operations to meet minimum rent payments and the tenants do not otherwise have the resources to make rent payments.

The Company’s real estate assets may be subject to impairment charges which could have a material adverse effect on the Company’s financial condition.

The Company is required to periodically evaluate the recoverability of the carrying value of the Company’s real estate assets for impairment indicators. Factors considered in evaluating impairment of the Company’s real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Management makes assumptions and estimates when considering impairments and actual results could vary materially from these assumptions and estimates.

The Company is uncertain that its existing sources for funding of future capital needs will remain adequate.

The Company has established a revolving credit facility and capital reserves on a property-by-property basis, as the Company deems appropriate to fund anticipated capital improvements. If the Company’s revolving credit facility is inadequate to address its acquisition needs or if the Company does not have enough capital reserves to supply needed funds for capital improvements throughout the life of the Company’s investment in a property and there is insufficient cash available from operations or from other sources, the Company may be required to defer necessary improvements to a property. This may result in decreased cash flow and reductions in property values. If the Company’s reserves are insufficient to meet its cash needs, the Company may have to obtain financing from either affiliated or unaffiliated sources to fund its cash requirements. There can be no guarantee that these sources will be available to the Company. Accordingly, in the event that the Company develops a need for additional capital in the future for acquisitions or the maintenance or improvement of the Company’s properties or for any other reason, the Company has not identified any additional established sources for such funding, and the Company cannot assure investors that such sources of funding will be available to the Company in the future.

Increased competition for residents or patients may reduce the ability of certain of the Company’s operators to make scheduled rent payments to the Company or affect the Company’s operating results.

The types of properties in which the Company invests are expected to face competition for residents or patients from other similar properties, both locally and nationally. For example, competing senior housing properties may be located near the senior housing properties the Company owns or acquires. Any decrease in revenues due to such competition at any of the Company’s properties may adversely affect the Company’s operators’ ability to make scheduled rent payments to the Company and with respect to the Company’s senior housing and other healthcare properties leased to TRS entities, may adversely affect the Company’s operating results of those properties.

Lack of diversification of the Company’s properties may increase the Company’s exposure to the risks of adverse local economic conditions and to the risks of adverse conditions as to any particular asset class and category of a property within an asset class.

Since the Company’s assets may be concentrated in any specific asset class or any brand or other category within an asset class, an economic downturn in such class or asset category could have an adverse effect on the Company’s results of operations and financial condition.

The Company may be subject to litigation which could have a material adverse effect on its business and financial condition.

The Company may be subject to litigation, including claims relating to the Company’s operations, offerings, unrecognized pre-acquisition contingencies and otherwise in the ordinary course of business. Some of these claims may result in potentially significant judgments against the Company, some of which are not, or cannot be, insured against. The Company generally intends to vigorously defend itself; however, the Company cannot be certain of the ultimate outcomes of claims that may arise in the future. Resolution of these types of matters against the Company may result in its payment of significant fines or settlements, which, if not insured against, or if these fines and settlements exceed insured levels, would adversely impact the Company’s earnings and cash flows. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of the Company’s insurance coverage which could adversely impact the Company’s results of operations and cash flows, expose the Company to increased risks that would be uninsured and/or adversely impact its ability to attract officers and directors.

The Company will have no economic interest in the land beneath ground lease properties that the Company may acquire.

Certain of the properties that the Company acquires may be on land owned by a governmental entity or other third party, while the Company owns a leasehold, permit, or similar interest. This means that while the Company has a right to use the property, the Company does not retain fee ownership in the underlying land. Accordingly, with respect to such properties, the Company will have no economic interest in the land or buildings at the expiration of the ground lease or permit. As a result, although the Company will share in the income stream derived from the lease or permit, the Company will not share in any increase in value of the land associated with the underlying property and may forfeit rights to assets constructed on the land such as buildings and improvements at the end of the lease. Further, because the Company does not completely control the underlying land, the governmental or other third party owners that lease this land to the Company could take certain actions to disrupt the Company’s rights in the properties or the Company’s tenants’ operation of the properties or take the properties in an eminent domain proceeding. While the Company does not think such interruption is likely, such events are beyond the Company’s control. If the entity owning the land under one of the Company’s properties chose to disrupt the Company’s use either permanently or for a significant period of time, then the value of the Company’s assets could be impaired.

Existing senior housing and medical office buildings, acute and post-acute care properties that the Company acquires may be subject to unknown or contingent liabilities which could cause the Company to incur substantial costs.

The Company has acquired operating senior housing, medical office buildings, acute and post-acute care properties which may be subject to unknown or contingent liabilities for which the Company may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under transaction agreements related to the Company’s acquisition of senior housing and healthcare properties do not survive the closing of the transactions. While the Company generally requires the sellers to indemnify the Company with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on indemnifiable losses. There is no guarantee that the Company will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed the Company’s expectations, and it may experience other unanticipated adverse effects, all of which may adversely affect the Company’s financial condition, results of operations, the market price of its common stock and its ability to make distributions to the Company’s stockholders.

The Company may not be able to compete effectively in those markets where overbuilding exists and the Company’s inability to compete in those markets may have a material adverse effect on the Company’s business, financial condition and results of operations and the Company’s ability to make distributions to investors.

Overbuilding in the senior housing segment in the late 1990s reduced occupancy and revenue rates at senior housing facilities. The occurrence of another period of overbuilding could adversely affect the Company’s future occupancy and resident fee rates, decreased occupancy and operating margins, and lower profitability, which in turn could materially adversely affect the Company’s business, financial condition and results of operations and the Company’s ability to make distributions to its stockholders.

The Company invests in private-pay senior housing properties, an asset class of the senior housing sector that is highly competitive.

Private-pay senior housing is a competitive asset class of the senior housing sector. The Company’s senior housing properties compete on the basis of location, affordability, quality of service, reputation and availability of alternative care environments. The Company’s senior housing properties also rely on the willingness and ability of seniors to select senior housing options. The Company’s property operators may have competitors with greater marketing and financial resources able to offer incentives or reduce fees charged to residents thereby potentially reducing the perceived affordability of the Company’s properties. Additionally, the high demand for quality caregivers in a given market could increase the costs associated with providing care and services to residents. These and other factors could cause the amount of the Company’s revenue generated by private payment sources to decline or the Company’s operating expenses to increase. In periods of weaker demand, as has occurred during the recent general economic recession, profitability may be negatively affected by the relatively high fixed costs of operating a senior housing property.

Events which adversely affect the ability of seniors to afford the Company’s daily resident fees could cause the occupancy rates, resident fee revenues and results of operations of the Company’s senior housing properties to decline.

Costs to seniors associated with certain types of the senior housing properties the Company acquires generally are not reimbursable under government reimbursement programs such as Medicaid and Medicare. Substantially all of the resident fee revenues generated by the Company’s properties are derived from private payment sources consisting of income or assets of residents or their family members. Only seniors with income or assets meeting or exceeding certain standards can typically afford to pay the Company’s daily resident and service fees and, in some cases, entrance fees. Economic downturns such as the one recently experienced in the United States, reductions or declining growth of government entitlement programs, such as social security benefits, or stock market volatility could adversely affect the ability of seniors to afford the fees for the Company’s senior housing properties. If the Company’s tenants or managers are unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations for these properties could decline, which, in turn, could have a material adverse effect on the Company’s business.

Significant legal actions brought against the tenants or managers of the Company’s senior housing, acute and post-acute care properties could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to the Company.

The tenants or managers of the Company’s senior housing, acute care and post-acute care properties may be subject to claims that their services have resulted in resident injury or other adverse effects. The insurance coverage that is maintained by such tenants or managers, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to the Company’s tenants or managers due to state law prohibitions or limitations of availability. As a result, the tenants or managers of the Company’s healthcare properties operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. From time to time, there may also be increases in government investigations of long-term care providers, as well as increases in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or government investigation could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a facility operator’s financial condition. If a tenant or manager is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant or manager is required to pay uninsured punitive damages, or if a tenant or manager is subject to an uninsurable government enforcement action, the tenant or manager could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on a tenant’s or manager’s business and its ability to meet its obligations to the Company.

Moreover, advocacy groups that monitor the quality of care at senior housing, acute and post-acute care properties have sued facility operators and demanded that state and federal legislators enhance their oversight of trends in senior housing property ownership and quality of care. Patients have also sued operators of senior housing, acute and post-acute care properties and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. This litigation and potential future litigation may materially increase the costs incurred by the tenants and managers of the Company’s properties for monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare properties continues. Increased costs could limit the ability of the tenants and managers of the Company’s properties to meet their obligations to the Company, potentially decreasing the Company’s revenue and increasing its collection and litigation costs. To the extent the Company is required to remove or replace a manager, the Company’s revenue from the affected facility could be reduced or eliminated for an extended period of time.

Finally, if the Company leases a senior housing, acute or post-acute care property to the Company’s TRS rather than leasing the property to a third-party tenant, the Company’s TRS will become subject to state licensing requirements that apply to facility operators and TRS will have increased liability resulting from events or conditions that occur at the facility, including for example injuries to residents at the facility that are caused by the negligence or misconduct of the facility operator or its employees. Insurance may not cover all such liabilities.

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of tenants at any acute and post-acute care healthcare properties that the Company may acquire, and hinder their ability to make rent payments to the Company.

Sources of revenue for tenants and operators at any acute and post-acute care properties that the Company acquires include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by these payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of these tenants. In addition, the failure of any of the Company’s tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.

The healthcare property sector continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. The Company believes that tenants at acute and post-acute care properties will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, government payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, the Company anticipates that there will be a marked increase in the number of patients reliant on healthcare coverage provided by governmental payors. These changes could have a material adverse effect on the financial condition of tenants at the Company’s acute and post-acute care properties.

Changes to Medicare and Medicaid budgets may adversely impact operations of certain acute and post-acute care properties.

For skilled nursing facilities, Medicare reimbursement has the greatest impact on performance and the Company believes it will continue to come under scrutiny given looming long-term budget issues with the aging of the population. Centers for Medicare and Medicaid Services (“CMS”) implements changes to Medicare budgets for various asset classes (i.e., skilled nursing facilities, inpatient hospitals, long-term care acute hospitals (“LTACs”) and hospice) at the beginning of October for the next fiscal year. Changes to budgets for the different asset classes could significantly impact rent coverage ratios of operators. The latest round of CMS budget pronouncements for 2014 was largely within expectations and provided modest increases that were below inflation levels. However, LTACs face a continued threat from CMS rulings on the 25% rule, which could reduce spending by 1.6%. The 25% rule serves to address CMS’ concern that LTACs were receiving referrals from a related or host hospital to drive financial performance with no benefit to clinical outcomes. In order to avoid inappropriate referrals, the rule limits the proportion of patients who can be admitted from any one referral source or hospital to no more than 25% of total admissions, and admissions beyond 25% are to be paid at lower reimbursements.

The Company is exposed to various operational risks, liabilities and claims with respect to its senior housing, acute and post-acute care properties that may adversely affect the Company’s ability to generate revenues and/or increase its costs.

Through the Company’s ownership of senior housing, acute and post-acute care properties, the Company is exposed to various operational risks, liabilities and claims with respect to the Company’s properties in addition to those generally applicable to ownership of real property. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, and increases in labor costs (as a result of unionization or otherwise) and services. Any one or a combination of these factors, together with other market and business conditions beyond the Company’s control, could result in operating deficiencies at the Company’s senior housing, acute and post-acute properties, which could have a material adverse effect on the Company’s facility operators’ results of operations and their ability to meet their obligations to the Company and operate the properties effectively and efficiently, which in turn could adversely affect the Company.

Unanticipated expenses and insufficient demand for healthcare properties could adversely affect the Company’s profitability.

As part of the Company’s investment strategy, the Company may acquire senior housing, medical office buildings, acute and post-acute care properties in geographic areas where potential customers may not be familiar with the benefits of, and care provided by, that particular property. As a result, the Company may have to incur costs relating to the opening, operation and promotion of such properties that are substantially greater than those incurred in other areas where the properties are better known by the public. These properties may attract fewer residents or patients than other properties the Company acquires and may have increased costs, such as for marketing expenses, adversely affecting the results of operations of such properties as compared to those properties that are better known.

The Company’s failure or the failure of the tenants and managers of the Company’s properties to comply with licensing and certification requirements, the requirements of governmental programs, fraud and abuse regulations or new legislative developments may materially adversely affect the operations of the Company’s senior housing, acute and post-acute care properties.

The operations of the Company’s senior housing, acute and post-acute care properties are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of certain revenue sources until all licensure or certification issues have been resolved. Properties may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State laws may require compliance with extensive standards governing operations and agencies administering those laws regularly inspect such properties and investigate complaints. Failure to comply with all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services at the Company’s senior housing, acute and/or post-acute care properties. Additionally, transfers of operations of certain facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. The Company has no direct control over the tenant’s or manager’s ability to meet regulatory requirements and failure to comply with these laws, regulations and requirements may materially adversely affect the operations of these properties.

If the Company’s operators fail to cultivate new or maintain existing relationships with residents, community organizations and healthcare providers in the markets in which they operate, the Company’s occupancy percentage, payor mix and resident rates may deteriorate, which could have a material adverse effect on the

Company’s business, financial condition and results of operations and the Company’s ability to make distributions to investors.

The Company continues to build relationships with several key senior housing and post-acute care operators upon whom the Company must depend to successfully market the Company’s facilities to potential residents and healthcare providers whose referral practices can impact the choices seniors make with respect to their housing. If the Company’s operators are unable to successfully cultivate and maintain strong relationships with these community organizations and other healthcare providers, occupancy rates at the Company’s facilities could decline, which could materially adversely affect the Company’s business, financial condition and results of operations and its ability to make distributions to investors.

The Company cannot predict what the effect of new Healthcare Reform Laws or other healthcare proposals would have on those of the Company’s properties offering healthcare services and, thus, the Company’s business.

Healthcare, including the senior housing, acute care and post-acute care sectors, remains a dynamic, evolving industry. On March 23, 2010, the Patient Protection and Affordable Care Act of 2010 was enacted and on March 30, 2010, the Health Care and Education Reconciliation Act was enacted, which in part modified the Patient Protection and Affordable Care Act (collectively, the “Healthcare Reform Laws”). Together, the Healthcare Reform Laws serve as the primary vehicle for comprehensive healthcare reform in the United States. The Healthcare Reform Laws are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. The legislation became effective in a phased approach, beginning in 2010 and concluding in 2018. At this time, the effects of the legislation and its impact on the Company’s business are not yet known. The Company’s business could be materially and adversely affected by the Healthcare Reform Laws and further governmental initiatives undertaken pursuant to the Healthcare Reform Laws.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

The weak U.S. economy has negatively affected state budgets, which puts pressure on states to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to continued high unemployment, declines in family incomes and eligibility expansions authorized by the Healthcare Reform Laws. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under the federal Medicare program, state Medicaid programs and other healthcare-related programs. Potential reductions in reimbursements under these programs could negatively impact the Company’s business, financial condition and results of operations.

Adverse trends in healthcare provider operations may negatively affect the Company’s lease revenues and the Company’s ability to make distributions to the Company’s stockholders.

The healthcare industry currently is experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of the Company’s tenants and, in turn, the Company’s lease revenues and its ability to make distributions to the Company’s stockholders.

Termination of resident lease agreements could adversely affect the Company’s revenues and earnings for senior housing and post-acute care properties providing assisted living services.

Applicable regulations governing assisted living properties generally require written resident lease agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident lease agreement for any reason on reasonable notice or upon the death of the resident. The operators of senior housing and post-acute care properties cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements with terms of up to one year or longer. In addition, the resident turnover rate in the Company’s properties may be difficult to predict. If a large number of resident lease agreements terminate at or around the same time, and if the Company’s units remained unoccupied, then the Company’s tenant’s ability to make scheduled rent payments to the Company or, with respect to certain of the Company’s senior housing and other healthcare properties lease to TRS entities, the Company’s operating results, the Company’s revenues and the Company’s earnings could be adversely affected.

The healthcare properties the Company acquires, such as medical office buildings, diagnostic service centers and surgery centers, may be unable to compete successfully.

The healthcare properties the Company acquires, such as medical office buildings, diagnostic service centers and surgery centers, often face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing properties are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to the Company’s properties.

Similarly, the Company’s tenants in such properties face competition from other medical practices in nearby hospitals and other medical properties. The Company’s tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect the Company’s rental revenues. Further, from time to time and for reasons beyond the Company’s control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect the Company’s tenants’ ability to make rental payments, which could adversely affect its rental revenues.

Any reduction in rental revenues resulting from the inability of the Company’s medical office buildings and healthcare-related properties and the Company’s tenants to compete successfully may have a material adverse effect on the Company’s business, financial condition and results of operations and its ability to make distributions to its stockholders.

Some tenants of medical office buildings, diagnostic service centers, surgery centers, acute care properties and other healthcare properties are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to the Company.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Any lease arrangements the Company enter into with certain tenants could also be subject to these fraud and abuse laws concerning Medicare and Medicaid. These laws include:

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

Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the properties are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of the Company’s tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on the Company’s business, financial condition and results of operations and the Company’s ability to make cash distributions.

The Company’s tenants may generally be subject to risks associated with the employment of unionized personnel for the Company’s senior housing, medical office buildings, acute and post-acute care properties.

From time to time, the operations of any senior housing, medical office building, acute and post-acute care properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. The Company or the Company’s tenants may also incur increased legal costs and indirect labor costs as a result of such disruptions, or contract disputes or other events. One or more of the Company’s tenants or the Company’s third-party managers operating some of these types of properties may be targeted by union actions or adversely impacted by the disruption caused by organizing activities. Significant adverse disruptions caused by union activities and/or increased costs affiliated with such activities could materially and adversely affect the Company’s operations and the financial condition of the senior housing and healthcare properties the Company own through a TRS and affect the operating income of the Company’s tenants for those properties the Company lease to third parties.

Construction and development projects are subject to risks that materially increase the costs of completion.

The Company develops and constructs new senior housing and healthcare properties or redevelops existing properties. In doing so, the Company is subject to risks and uncertainties associated with construction and development including, risks related to obtaining all necessary zoning, land-use, building occupancy and other governmental permits and authorizations, risks related to the environmental concerns of government entities or community groups, risks related to changes in economic and market conditions between development commencement and stabilization, risks related to construction labor disruptions, adverse weather, acts of God or shortages of materials which could cause construction delays and risks related to increases in the cost of labor and materials which could cause construction costs to be greater than projected.

The Company may not have control over construction on the Company’s properties.

The Company acquires sites on which a property the Company will own will be built, as well as sites that have existing properties (including properties that require renovation). The Company is subject to risks in connection with a developer’s ability to control construction costs and the timing of completion of construction or a developer’s ability to build in conformity with plans, specifications and timetables. A developer’s failure to perform may require legal action by the Company to terminate the development agreement or compel performance. The Company also incurs additional risks as it makes periodic payments or advances to developers prior to completion of construction. These and other factors can result in increased costs of a development project or loss of the Company’s investment. In addition, post-construction, the Company is subject to ordinary lease-up risks relating to newly-constructed projects.

Senior housing, acute and post-acute care properties in which the Company invests may not be readily adaptable to other uses.

Senior housing, acute and post-acute care properties in which the Company invests are specific-use properties that have limited alternative uses. Therefore, if the operations of any of the Company’s properties in these sectors become unprofitable for the Company’s tenant or operator or for the Company due to industry competition, a general deterioration of the applicable industry or otherwise, then the Company may have great difficulty re-leasing the property or developing an alternative use for the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses. Should any of these events occur, the Company’s income and cash available for distribution and the value of the Company’s property portfolio could be reduced.

The Company competes with other companies for investments and such competition may reduce the number of suitable acquisition opportunities that are available to the Company and adversely affect the Company’s ability to successfully acquire properties and other assets.

The Company competes with other companies and investors, including other REITs, real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds, banks and insurance companies, for the acquisition of properties, loans and other real estate-related investments that the Company seeks to acquire or make. Some of the other entities that the Company competes with for acquisition opportunities will have substantially greater experience acquiring and owning the types of properties, loans or other real estate-related investments which the Company seeks to acquire or make, as well as greater financial resources and a broader geographic knowledge base than the Company has. As a result, competition may reduce the number of suitable acquisition opportunities available to the Company.

The Company will not control the management of the Company’s properties.

In order to maintain the Company’s status as a REIT for federal income tax purposes, the Company may not operate certain types of properties it acquires or participates in the decisions affecting their daily operations. The Company’s success, therefore, will depend on its ability to select qualified and creditworthy tenants or managers who can effectively manage and operate the properties. The Company’s tenants and managers will be responsible for maintenance and other day-to-day management of the properties or will enter into agreements with third-party operators. The Company’s financial condition will be dependent on the ability of third-party tenants and/or managers to operate the properties successfully. The Company generally enters into leasing agreements with tenants and management agreements with managers having substantial prior experience in the operation of the type of property being rented or managed; however, there can be no assurance that the Company will be able to make such arrangements. Additionally, if the Company elects to treat property it acquires as a result of a borrower’s default on a loan or a tenant’s default on a lease as “foreclosure property” for federal income tax purposes, the Company will be required to operate that property through an independent manager over whom it will not have control. If the Company’s tenants or third-party managers are unable to operate the properties successfully or if the Company selects unqualified managers, then such tenants and managers might not have sufficient revenue to be able to pay the Company’s rent, which could adversely affect the Company’s financial condition.

Since the Company’s properties leased to third-party tenants will generally be on a triple net or modified gross basis, the Company depends on its third-party tenants not only for rental income, but also to pay insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. Any failure by the Company’s third-party tenants to effectively conduct their operations could adversely affect their business reputation and ability to attract and retain residents in the Company’s leased properties. The Company’s leases generally require such tenants to indemnify, defend and hold the Company harmless from and against various claims, litigation and liabilities arising in connection with the Company’s tenants’ respective businesses. The Company cannot assure investors that its tenants will have sufficient assets, income, access to financing and insurance coverage to enable it to satisfy these indemnification obligations. Any inability or unwillingness by the Company’s tenants to make rental payments to the Company or to otherwise satisfy their obligations under their lease agreements with the Company could adversely affect the Company.

The Company may not control its joint ventures.

The Company sometimes enters into joint ventures with unaffiliated parties to purchase a property or to make loans or other real estate-related investments, and the joint venture or general partnership agreement relating to that joint venture or partnership generally provides that the Company will share with the unaffiliated party management control of the joint venture. For example, the Company’s venture partners share approval rights on many major decisions. Those venture partners may have differing interests from the Company’s and the power to direct the joint venture or partnership on certain matters in a manner with which the Company does not agree. In the event the joint venture or general partnership agreement provides that the Company will have sole management control of the joint venture, the agreement may be ineffective as to a third party who has no notice of the agreement, and the Company may therefore be unable to control fully the activities of the joint venture. Should the Company enter into a joint venture with another program sponsored by an affiliate, the Company does not anticipate that the Company will have sole management control of the joint venture. In addition, when the Company invests in properties, loans or other real estate-related investments indirectly through the acquisition of interests in entities that own such properties, loans or other real estate-related investments, the Company may not be able to control the management of such assets which may adversely affect the Company’s REIT qualification, returns on investment and, therefore, cash available for distribution to the Company’s stockholders.

Joint venture partners may have different interests than the Company has, which may negatively impact the Company’s control over the Company’s ventures.

Investments in joint ventures involve the risk that the Company’s co-venturer may have economic or business interests or goals which, at a particular time, are inconsistent with the Company’s interests or goals, that the co-venturer may be in a position to take action contrary to the Company’s instructions, requests, policies or objectives, or that the co-venturer may experience financial difficulties. Among other things, actions by a co-venturer might subject assets owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or to other adverse consequences. This risk is also present when the Company makes investments in securities of other entities. If the Company does not have full control over a joint venture, the value of the Company’s investment will be affected to some extent by a third party that may have different goals and capabilities than the Company’s. As a result, joint ownership of investments and investments in other entities may adversely affect the Company’s REIT qualification, returns on investments and, therefore, cash available for distributions to the Company’s stockholders may be reduced.

It may be difficult for the Company to exit a joint venture after an impasse.

In the Company’s joint ventures, there is a potential risk of impasse in some business decisions because the Company’s approval and the approval of each co-venturer may be required for some decisions. In certain of the Company’s joint ventures, the Company has the right to buy the other co-venturer’s interest or to sell the Company’s own interest on specified terms and conditions in the event of an impasse regarding a sale. In the event of an impasse, it is possible that neither party will have the funds necessary to complete a buy-out. In addition, the Company may experience difficulty in locating a third-party purchaser for the Company’s joint venture interest and in obtaining a favorable sale price for the interest. As a result, it is possible that the Company may not be able to exit the relationship if an impasse develops.

Compliance with the Americans with Disabilities Act may reduce the Company’s expected distributions.

Under the Americans with Disabilities Act of 1992 (the “ADA”) all public accommodations and commercial properties are required to meet certain federal requirements related to access and use by disabled persons. Failure to comply with the ADA could result in the imposition of fines by the federal government or an award of damages to private litigants. Although the Company acquires properties that substantially comply with these requirements, the Company may incur additional costs to comply with the ADA. In addition, a number of federal, state, and local laws may require the Company to modify any properties the Company purchases or may restrict further renovations thereof with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although the Company believes that these costs will not have a material adverse effect on the Company, if required changes involve a greater amount of expenditures than the Company currently anticipates, the Company’s ability to make expected distributions could be adversely affected.

The Company’s properties may be subject to environmental liabilities that could significantly impact the Company’s return from the properties and the success of the Company’s ventures.

Operations at certain of the properties the Company acquires, or which are used to collateralize loans the Company may originate, may involve the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as herbicides, pesticides, fertilizers, motor oil, waste motor oil and filters, transmission fluid, antifreeze, Freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels, and sewage. Accordingly, the operations of certain properties the Company acquires will be subject to regulation by federal, state, and local authorities establishing health and environmental quality standards. In addition, certain of the Company’s properties may maintain and operate underground storage tanks (“USTs”) for the storage of various petroleum products. USTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of USTs and the remediation of contaminated soils and groundwater resulting from leaking USTs.

As an owner of real estate, various federal and state environmental laws and regulations may require the Company to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum products located on, in or emanating from the Company’s properties. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the release of hazardous substances. The Company may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Other environmental laws impose liability on a previous owner of property to the extent hazardous or toxic substances were present during the prior ownership period. A transfer of the property may not relieve an owner of such liability; therefore, the Company may have liability with respect to properties that the Company or the Company’s predecessors sold in the past.

The presence of contamination or the failure to remediate contamination at any of the Company’s properties may adversely affect the Company’s ability to sell or lease the properties or to borrow using the properties as collateral. While the Company’s leases are expected to provide that the tenant is solely responsible for any environmental hazards created during the term of the lease, the Company or an operator of a site may be liable to third parties for damages and injuries resulting from environmental contamination coming from the site.

The Company cannot be sure that all environmental liabilities associated with the properties that the Company acquires will have been identified or that no prior owner, operator or current occupant will have created an environmental condition not known to the Company. Moreover, the Company cannot be sure that: (i) future laws, ordinances or regulations will not impose any material environmental liability on the Company; or (ii) the environmental condition of the properties that it may acquire from time to time will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of USTs), or by third parties unrelated to the Company. Environmental liabilities that the Company may incur could have an adverse effect on the Company’s financial condition, results of operations and ability to pay distributions.

In addition to the risks associated with potential environmental liabilities discussed above, compliance with environmental laws and regulations that govern the Company’s properties may require expenditures and modifications of development plans and operations that could have a detrimental effect on the operations of the properties and the Company’s financial condition, results of operations and ability to pay distributions to the Company’s stockholders. There can be no assurance that the application of environmental laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property the Company may acquire.

The Company’s properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

The presence of mold at any of the Company’s properties could require the Company to undertake a costly program to remediate, contain or remove the mold. Mold growth may occur when moisture accumulates in buildings or on building materials. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. The presence of mold could expose the Company to liability from the Company’s tenants, their employees and others if property damage or health concerns arise.

Legislation and government regulation may adversely affect the development and operations of properties the Company acquires.

In addition to being subject to environmental laws and regulations, certain of the development plans and operations conducted or to be conducted on properties the Company acquires require permits, licenses and approvals from certain federal, state and local authorities. Material permits, licenses or approvals may be terminated, not renewed or renewed on terms or interpreted in ways that are materially less favorable to the properties the Company purchases. Furthermore, laws and regulations that the Company or the Company’s operators are subject to may change in ways that are difficult to predict. There can be no assurance that the application of laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property the Company may acquire, the operations of such property and the amount of rent it receives from the tenant of such property.

The Company may be unable to obtain desirable types of insurance coverage at a reasonable cost, if at all, and the Company may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

The Company may not be able either to obtain desirable types of insurance coverage, such as terrorism, earthquake, flood, hurricane and pollution or environmental matter insurance, or to obtain such coverage at a reasonable cost in the future, and this risk may limit the Company’s ability to finance or refinance debt secured by the Company’s prosperities. Additionally, the Company could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance the Company is required to maintain under such agreements. In such instances, the Company may be required to self-insure against certain losses or seek other forms of financial assurance. The Company may not be able to obtain insurance coverage at reasonable rates due to high premium and/or deductible amounts. As a result, the Company’s cash flows could be adversely impacted due to these higher costs, which would adversely affect the Company’s ability to pay distributions to the Company’s stockholders.

Uninsured losses or losses in excess of insured limits could result in the loss or substantial impairment of one or more of the Company’s investments.

The nature of the activities at certain of the Company’s properties will expose the Company, the Company’s tenants and the Company’s operators to potential liability for personal injuries and, with respect to certain types of properties may expose the Company to property damage claims. The Company maintains, and requires the Company’s tenants and operators, as well as mortgagors to whom the Company has loaned money to maintain, insurance with respect to each of the Company’s properties that tenants lease or operate and each property securing a mortgage that the Company holds, including comprehensive liability, fire, flood and extended coverage insurance. There are, however, certain types of losses (such as from hurricanes, floods, earthquakes or terrorist attacks) that may be either uninsurable or not economically feasible to insure. Furthermore, an insurance provider could elect to deny or limit coverage under a claim. Should an uninsured loss or loss in excess of insured limits occur, the Company could lose all or a portion of the Company’s anticipated revenue stream from the affected property, as well as all or a portion of the Company’s invested capital. Accordingly, if the Company, as landlord, incurs any liability which is not fully covered by insurance, the Company would be liable for the uninsured amounts, cash available for distributions to stockholders may be reduced and the value of the Company’s assets may decrease significantly. In the case of an insurance loss, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

The Company’s TRS structure subjects it to the risk of increased operating expenses.

The Company’s TRSs engage independent facility managers pursuant to management agreements and pay these managers a fee for operating the properties and reimburse certain expenses paid by these managers. However, the TRS receives all the operating profit or losses at the facility, net of corporate income tax, and the Company is subject to the risk of increased operating expenses.

The Company’s TRS structure subjects the Company to the risk that the leases with the Company’s TRSs do not qualify for tax purposes as arm’s-length, which would expose the Company to potentially significant tax penalties.

The Company’s TRSs generally will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between the Company and the Company’s TRSs were deemed by the Internal Revenue Service to not reflect an arm’s-length transaction as that term is defined by tax law, the Company may be subject to significant tax penalties as the lessor that would adversely impact the Company’s profitability and the Company’s cash flows.

If the Company’s portfolio and risk management systems are ineffective, the Company may be exposed to material unanticipated losses.

The Company continues to refine the Company’s portfolio and risk management strategies and tools. However, the Company’s portfolio and risk management strategies may not fully mitigate the risk exposure of the Company’s operations in all economic or market environments, or against all types of risk, including risks that the Company might fail to identify or anticipate. Any failures in the Company’s portfolio and risk management strategies to accurately quantify such risk exposure could limit the Company’s ability to manage risks in the Company’s operations or to seek adequate risk-adjusted returns and could result in losses.

Because not all REITs calculate MFFO the same way, the Company’s use of MFFO may not provide meaningful comparisons with other REITs.

The Company uses modified funds from operations, or “MFFO,” in order to evaluate the Company’s performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. Although we calculate our MFFO in compliance with IPA Practice Guideline 2010-01 — Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds From Operations (“IPA PG 2010-01”) effective November 2, 2010,, not all REITs calculate MFFO the same way. If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare the performance of the Company to other REITs.

Changes in accounting pronouncements could adversely impact the Company’s or the Company’s tenants’ reported financial performance.

Accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and the Commission, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of the Company’s financial statements. These changes could have a material impact on the Company’s reported financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease the Company’s properties.

In order to address concerns raised by the Commission regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB, and the International Accounting Standards Board (“IASB”), initiated a joint project to develop new guidelines to lease accounting. Currently, accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75.0% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equals 90.0% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant. The FASB and IASB, or collectively, the Boards, issued an Exposure Draft on May 16, 2013, (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards.

The Exposure Draft would create a new approach to lease accounting that would remove the old distinction between operating and capital leases, and require instead that all assets and liabilities arising from leases be recognized on the balance sheet. Now leases with terms of more than 12 months are treated will now depend on how much of the economic benefit of the underlying asset the lessee is expected to consume, which in practice will generally come down to whether the lease is for real estate, including land and buildings, or for other property, such as equipment, aircraft or trucks. The Exposure Draft was subject to public comment through September 13, 2013.

The proposed changes could have a material impact on the Company’s tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. As a result, tenants may reassess their lease-versus-buy strategies. In such event, tenants may determine not to lease properties from the Company, or, if applicable, exercise their option to renew their leases with the Company. This could result in a greater renewal risk, a delay in investing proceeds from this offering, or shorter lease terms, all of which may negatively impact the Company’s operations and ability to pay distributions.

The Company is highly dependent on information systems and their failure could significantly disrupt the Company’s business.

As a healthcare real estate company, the Company’s business will be highly dependent on communications and information systems, including systems provided by third parties for which the Company has no control. Any failure or interruption of the Company’s systems, whether as a result of human error or otherwise, could cause delays or other problems in the Company’s activities, which could have a material adverse effect on the Company’s financial performance.

Cyber security risks and cyber incidents could adversely affect the Company’s business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

Proposed changes to FINRA rules and regulations could have a material impact on the Company’s ability to raise capital through the Company’s offerings.

In March 2012, FINRA requested public comment through April 11, 2012 on its proposed amendment to NASD Rule 2340 to require that per share estimated values of non-traded REITs be reported on customer account statements and modify the account statement disclosures that accompany the per share estimated value. In April 2013, FINRA’s board of governors authorized the submission of the proposed amendment to the Commission. As the managing dealer and participating brokers selling the Company’s common stock in the Company’s offerings are subject to FINRA rules and regulations, any significant changes to Rule 2340 or their firms’ policies could have a material impact on how the Company’s share price calculations and commissions are disclosed.

Lending Related Risks

Decreases in the value of the property underlying the Company’s mortgage loans and borrower defaults might decrease the value of the Company’s assets.

The mortgage loans in which the Company may invest will be collateralized by underlying real estate. When the Company makes these loans, the Company is at risk of default on these loans caused by many conditions beyond the Company’s control, including local and other economic conditions affecting real estate values and interest rate levels. The Company does not know whether the values of the properties collateralizing mortgage loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop or in some instances fail to rise, the Company’s risk will increase and the value of its assets may decrease.

If a borrower defaults under a mortgage, bridge or mezzanine loan the Company has made, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure on a loan can be an expensive and lengthy process, which could have a substantial negative effect on the Company’s anticipated return on the foreclosed loan. If the Company determines that the sale of a foreclosed property is in its best interest, delays in the sale of such property could negatively impact the price the Company receives and the Company may not be receiving any income from the property although the Company will be required to incur expenses, such as for maintenance costs, insurance costs and property taxes. The longer the Company is required to hold the property, the greater the potential negative impact on the Company’s revenues and results of operations. In addition, any restructuring, workout, foreclosure or other exercise of remedies with respect to loans that the Company has made or acquired could create income tax costs or make it more difficult for the Company to qualify as a REIT. Once the Company acquires a property by way of foreclosure or a deed in lieu of foreclosure or through a lease termination as a result of a tenant default, the Company may be subject to a 100% tax on net gain from a subsequent resale of that property under the prohibited transaction rules. Alternatively, if the Company makes an election to treat such property as “foreclosure property” under applicable income tax laws, the Company may avoid the 100% tax on prohibited transactions, but the net gain from the sale or operation of the property may be subject to corporate income tax at the highest applicable rate.

The loans the Company originates or invests in will be subject to interest rate fluctuations.

If the Company invests in fixed-rate, long-term loans and interest rates increase, the loans could yield a return that is lower than then-current market rates. Conversely, if interest rates decline, the Company will be adversely affected to the extent that loans are prepaid, because the Company may not be able to make new loans at the previously higher interest rate. If the Company invests in variable interest rate loans, if interest rates decrease, the Company’s revenues will likewise decrease.

If the Company sells properties by providing financing to purchasers, the Company will bear the risk of default by the purchaser.

The Company may, from time to time, sell a property or other asset by providing financing to the purchaser. There are no limits or restrictions on the Company’s ability to accept purchase money obligations secured by a mortgage as payment for the purchase price. The terms of payment to the Company will be affected by custom in the area where the property being sold is located and then-prevailing economic conditions. The Company will bear the risk of default by the purchaser and may incur significant litigation costs in enforcing its rights against the purchaser.

Financing Related Risks

Instability in the credit market and real estate market could have a material adverse effect on the Company’s results of operations, financial condition and ability to pay distributions to investors.

The Company may not be able to obtain financing for investments on terms and conditions acceptable to the Company, if at all. Currently, domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, the Company’s ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted. If the Company is unable to borrow funds on terms and conditions that it finds acceptable, the Company likely will have to reduce the number of properties it can purchase, and the return on the properties the Company does purchase likely will be lower. In addition, if the Company pays fees to lock-in a favorable interest rate, falling interest rates or other factors could require it to forfeit these fees. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets has resulted in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact the Company’s timing and ability to sell the Company’s properties.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent the Company purchases real estate in an unstable market, the Company is subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of the Company’s purchases, or the number of parties seeking to acquire properties decreases, the value of the Company’s investments may not appreciate or may decrease significantly below the amount the Company pay for these investments.

Mortgage indebtedness and other borrowings will increase the Company’s business risks.

The Company sometimes acquires real estate properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing collateralized by the asset or by borrowing new funds. In addition, the Company has incurred and may increase the Company’s mortgage debt by obtaining loans collateralized by some or all of the Company’s assets to obtain funds to acquire additional investments or to pay distributions to the Company’s stockholders. If necessary, the Company also may borrow funds to satisfy the requirement that the Company distribute at least 90% of the Company’s annual taxable income, or otherwise as is necessary or advisable to assure that the Company maintain the Company’s qualification as a REIT for federal income tax purposes.

The Company’s charter provides that it may not borrow more than 300% of the value of the Company’s net assets without the approval of a majority of the Company’s independent directors and the borrowing must be disclosed to the Company’s stockholders in the Company’s first quarterly report after such approval. Borrowing may be risky if the cash flow from the Company’s properties and other real estate-related investments is insufficient to meet the Company’s debt obligations. In addition, the Company’s lenders may seek to impose restrictions on future borrowings, distributions and operating policies, including with respect to capital expenditures and asset dispositions. If the Company mortgages assets or pledges equity as collateral and the Company cannot meet the Company’s debt obligations, then the lender could take the collateral, and the Company would lose the asset or equity and the income the Company were deriving from the asset.

The Company uses credit facilities to finance the Company’s investments, which may require the Company to provide additional collateral and significantly impact its liquidity position.

Some of the Company’s credit facilities contain mark-to-market provisions providing that if the market value of the commercial real estate debt or securities pledged by the Company declines in value due to credit quality deterioration, the Company may be required by the Company’s lenders to provide additional collateral or pay down a portion of the Company’s borrowings. In a weak economic environment, the Company would generally expect credit quality and the value of the commercial real estate debt or securities that serve as collateral for the Company’s credit facilities to decline, and in such a scenario it is likely that the terms of the Company’s credit facilities would require partial repayment from the Company, which could be substantial. Posting additional collateral to support the Company’s credit facilities could significantly reduce the Company’s liquidity and limit its ability to leverage its assets. In the event the Company does not have sufficient liquidity to meet such requirements, the Company’s lenders can accelerate the Company’s borrowings, which could have a material adverse effect on its business and operations.

The Company’s revenues are highly dependent on operating results of, and lease payments from, the Company’s properties. Defaults by the Company’s tenants would reduce the Company’s cash available for the repayment of the Company’s outstanding debt and for distributions.

The Company’s ability to repay any outstanding debt and make distributions to stockholders depends upon the ability of the Company’s tenants and managers to generate sufficient operating income to make payments to the Company, and their ability to make these payments will depend primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on the Company’s properties. A tenant’s failure or delay in making scheduled rent payments to the Company may result from the tenant realizing reduced revenues at the properties it operates.

Defaults on the Company’s borrowings may adversely affect the Company’s financial condition and results of operations.

Defaults on loans collateralized by a property the Company owns may result in foreclosure actions and the Company’s loss of the property or properties securing the loan that is in default. Such legal actions are expensive. For tax purposes, in general a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt collateralized by the property. If the outstanding balance of the debt exceeds the Company’s tax basis in the property, the Company would recognize taxable income on the foreclosure, all or a portion of such taxable income may be subject to tax, and/or required to be distributed to the Company’s stockholders in order for the Company to qualify as a REIT. In such case, the Company would not receive any cash proceeds to enable it to pay such tax or make such distributions. If any mortgages contain cross collateralization or cross default provisions, more than one property may be affected by a default. If any of the Company’s properties are foreclosed upon due to a default, the Company’s financial condition, results of operations and ability to pay distributions to stockholders will be adversely affected.

Financing arrangements involving balloon payment obligations may adversely affect the Company’s ability to make distributions.

The Company sometimes enters into fixed-term financing arrangements which require it to make “balloon” payments at maturity. The Company’s ability to make a balloon payment at maturity is uncertain and may depend upon the Company’s ability to obtain additional financing or sell a particular property. At the time the balloon payment is due, the Company may not be able to raise equity or refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. These refinancing or property sales could negatively impact the rate of return to stockholders and the timing of disposition of the Company’s assets. In addition, payments of principal and interest may leave the Company with insufficient cash to pay the distributions that the Company is required to pay to maintain its qualification as a REIT.

Increases in interest rates could increase the amount of the Company’s debt payments and adversely affect its ability to make distributions to its stockholders.

The Company also borrows money that bears interest at a variable rate and, from time to time, it may pay mortgage loans or refinance the Company’s properties in a rising interest rate environment. Accordingly, increases in interest rates could increase the Company’s interest costs, which could have a material adverse effect on the Company’s operating cash flow and its ability to make distributions to its stockholders.

Lenders may require the Company to enter into restrictive covenants relating to the Company’s operations, which could limit the Company’s ability to make distributions to its stockholders.

When providing financing, lenders may impose restrictions on the Company that affect the Company’s distributions, operating policies and ability to incur additional debt. Such limitations hamper the Company’s flexibility and may impair the Company’s ability to achieve its operating plans including maintaining the Company’s REIT status.

The Company may acquire various financial instruments for purposes of “hedging” or reducing the Company’s risks which may be costly and/or ineffective and will reduce the Company’s cash available for distribution to its stockholders.

The Company may engage in hedging transactions to manage the risk of changes in interest rates, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by the Company. The Company may use derivative financial instruments for this purpose, collateralized by the Company’s assets and investments. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. The Company’s actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Hedging activities may be costly or become cost-prohibitive and the Company may have difficulty entering into hedging transactions.

To the extent that the Company uses derivative financial instruments to hedge against exchange rate and interest rate fluctuations, the Company will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. The Company may be unable to manage these risks effectively.

Tax Related Risks

Failure to qualify as a REIT would adversely affect the Company’s operations and the Company’s ability to pay distributions to investors.

The Company intends to operate as a REIT under the Code and believes the Company has and will continue to operate as a REIT in such manner. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the Company’s control may also affect the Company’s ability to remain qualified as a REIT. If the Company fails to qualify as a REIT for any taxable year, (i) the Company will be subject to federal and state income tax, including any applicable alternative minimum tax, on the Company’s taxable income for that year at regular corporate rates, (ii) unless entitled to relief under relevant statutory provisions, the Company would generally be disqualified from taxation as a REIT for the four taxable years following the year of disqualification as a REIT; and (iii) distributions to stockholders would no longer qualify for the dividends paid deduction in computing the Company’s taxable income. If the Company does not qualify as a REIT, the Company would not be required to make distributions to stockholders as a non-REIT is not required to pay dividends to stockholders in order to maintain REIT status or avoid an excise tax. The additional income tax liability the Company would incur as a result of failing to qualify as a REIT would reduce the Company’s net earnings available for distributions to stockholders and also reduce the funds available for satisfying the Company’s obligations in general. If the Company fails to qualify as a REIT, the Company may be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair the Company’s ability to implement its business strategy and would adversely affect the value of its stock.

The Company’s leases may be re-characterized as financings which would eliminate depreciation deductions on the Company’s properties.

The Company believes that it would be treated as the owner of properties where the Company would own the underlying real estate, except with respect to leases structured as “financing leases,” which would constitute financings for federal income tax purposes. If the lease of a property does not constitute a lease for federal income tax purposes and is re-characterized as a secured financing by the Internal Revenue Service, then the Company believes the lease should be treated as a financing arrangement and the income derived from such a financing arrangement should satisfy the 75% and the 95% gross income tests for REIT qualification as it would be considered to be interest on a loan collateralized by real property. Nevertheless, the re-characterization of a lease in this fashion may have adverse tax consequences for the Company. In particular, the Company would not be entitled to claim depreciation deductions with respect to the property (although the Company should be entitled to treat part of the payments the Company would receive under the arrangement as the repayment of principal and not rent). In such event, in some taxable years the Company’s taxable income, and the corresponding obligation to distribute 90% of such income, would be increased. With respect to leases structured as “financing leases,” the Company will report income received as interest income and will not take depreciation deductions related to the real property. Any increase in the Company’s distribution requirements may limit the Company’s ability to invest in additional properties and to make additional mortgage loans. No assurance can be provided that the Internal Revenue Service would re-characterize such transactions as financings that would qualify under the 95% and 75% gross income tests.

Re-characterization of sale-leaseback transactions may cause the Company to lose the Company’s REIT status.

The Company sometimes purchase properties and lease them back to the sellers of such properties. While the Company uses the Company’s best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing the Company to be treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, the Company might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, fail to qualify as a REIT status effective with the year of re-characterization. Alternatively, the amount of the Company’s taxable income could be recalculated, which might also cause the Company to fail to meet the distribution requirement for a taxable year.

Excessive non-real estate asset values may jeopardize the Company’s REIT status.

In order to qualify as a REIT, among other requirements, at least 75% of the value of the Company’s assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents and government securities. Accordingly, the value of any other property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate not more than 25% of the Company’s total assets. In addition, under federal income tax law, the Company may not own securities in, or make loans to, any one company (other than a REIT, a qualified REIT subsidiary or a TRS) which represent in excess of 10% of the voting securities or 10% of the value of all securities of that company (other than certain securities), or which have, in the aggregate, a value in excess of 5% of the Company’s total assets, and the Company may not own securities of one or more TRSs which have, in the aggregate, a value in excess of 25% of the Company’s total assets.

The 75%, 25%, 10% and 5% REIT qualification tests are determined at the end of each calendar quarter. If the Company fails to meet any such test at the end of any calendar quarter, and such failure is not remedied within 30 days after the close of such quarter, the Company will cease to qualify as a REIT, unless certain requirements are satisfied.

The Company may have to borrow funds or sell assets to meet the Company’s distribution requirements.

Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income to its stockholders. For the purpose of determining taxable income, the Company may be required to accrue interest, rent and other items treated as earned for tax purposes, but that it has not yet received. In addition, the Company may be required not to accrue as expenses for tax purposes some items which actually have been paid, or some of the Company’s deductions might be subject to certain disallowance rules under the Code. As a result, the Company could have taxable income in excess of cash available for distribution. If this occurs, the Company may have to borrow funds or liquidate some of its assets in order to meet the distribution requirements applicable to a REIT.

Even as a REIT, the Company remains subject to various taxes which would reduce operating cash flow if and to the extent certain liabilities are incurred.

Even as a REIT, the Company is or could be subject to some federal, foreign and state and local taxes on the Company’s income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed taxable income; (ii) “alternative minimum tax” on the Company’s items of tax preference; (iii) certain state income taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions”; (v) tax on net gains from the sale of certain “foreclosure property”; (vi) tax on gains of sale of certain “built-in gain” properties; and (vii) certain taxes and penalties if the Company fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain the Company’s status as a REIT. Foreclosure property includes property with respect to which the Company acquires ownership by reason of a borrower default on a loan or possession by reason of a tenant’s default on a lease. The Company may elect to treat certain qualifying property as “foreclosure property,” in which case, the gross revenue and net gain from such property will be treated as qualifying income under the 75% and 95% gross income tests for three years following such acquisition. To qualify for such treatment, the Company must satisfy additional requirements, including that the Company operate the property through an independent contractor after a short grace period. The Company will be subject to tax on the Company’s net income from foreclosure property. Such net income generally means the excess of any gain from the sale or other disposition of foreclosure property and income derived from foreclosure property that otherwise does not qualify for the 75% gross income test, over the allowable deductions that relate to the production of such income. Any such tax incurred will reduce the amount of cash available for distribution.

The Company’s investment strategy may cause the Company to incur penalty taxes, fail to maintain the Company’s REIT status or own and sell properties through TRSs, each of which would diminish the return to the Company’s stockholders.

The sale of one or more of the Company’s properties may be considered a prohibited transaction under the Code. Any “inventory-like” sales would almost certainly be considered such a prohibited transaction. If the Company is deemed to have engaged in a “prohibited transaction” (i.e., the Company sell a property held by the Company primarily for sale in the ordinary course of the Company’s trade or business), all net gain that the Company derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year, the aggregate adjusted bases of property sold during the taxable year does not exceed 10% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 10% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year. Given the Company’s investment strategy, the sale of one or more of its properties may not fall within the prohibited transaction safe harbor.

If the Company desires to sell a property pursuant to a transaction that does not fall within the safe harbor, the Company may be able to avoid the prohibited transaction tax if the Company acquired the property through a TRS, or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). The Company may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on the Company’s own internal analysis, the opinion of counsel or the opinion of other tax Advisors that the disposition will not be subject to the prohibited transaction tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net gain from the sale of such property will be payable as a tax which will have a negative impact on cash flow and the ability to make cash distributions.

As a REIT, the value of the Company’s ownership interests held in the Company’s TRSs may not exceed 25% of the value of all of the Company’s assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of the Company’s interests in all of the Company’s TRSs exceeded 25% of the value of the Company’s total assets at the end of any calendar quarter, then the Company would fail to qualify as a REIT. If the Company determines it to be in its best interest to own a substantial number of the Company’s properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of the Company’s interests in the Company’s TRSs exceeds 25% of the value of the Company’s total assets at the end of any calendar quarter and therefore cause the Company to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of the Company’s gross income with respect to any year may be from sources other than real estate. Distributions paid to the Company from a TRS are considered to be non-real estate income. Therefore, the Company may fail to qualify as a REIT if distributions from all of the Company’s TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of the Company’s gross income with respect to such year.

Investors may have current tax liability on distributions investors elect to reinvest in the Company’s common stock.

If investors participate in the Company’s distribution reinvestment plan, investors will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of the Company’s common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, investors will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless investors are a tax-exempt entity, investors may have to use funds from other sources to pay a tax liability on the value of the shares of common stock received.

If the Company’s operating partnership fails to maintain its status as a partnership, the operating partnership’s income may be subject to taxation, which would reduce the cash available to the Company for distribution to its stockholders.

The Company maintains the status of its operating partnership as either a disregarded entity or an entity taxable as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a disregarded entity or an entity taxable as a partnership, the Company’s operating partnership would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to the Company. Additionally, this could also result in the Company’s failure to qualify as a REIT, and becoming subject to a corporate level tax on the Company’s taxable income. This would substantially reduce the cash available to the Company to pay distributions and the return on an investment. In addition, if any of the partnerships or limited liability companies through which the Company’s operating partnership owns its properties, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Company’s operating partnership. Such a re-characterization of an underlying property owner could also threaten the Company’s ability to maintain REIT status.

Equity participation in mortgage, bridge, mezzanine or other loans may result in taxable income and gains from these properties that could adversely impact the Company’s REIT status.

If the Company participates under a loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity” or as a “shared appreciation mortgage,” the Company might have to recognize income, gains and other items from the property as if an equity investor for federal income tax purposes. This could affect the Company’s ability to qualify as a REIT.

Legislative or regulatory action could adversely affect the Company or an investment in the Company.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of the Company’s common stock. Additional changes to the tax laws are likely to continue to occur, and the Company cannot assure investors that any such changes will not adversely affect the taxation of the Company’s stockholders. Any such changes could have an adverse effect on an investment in the Company’s shares or on the market value or the resale potential of the Company’s assets. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation and the status of legislative, regulatory or administrative developments on an investment in the Company’s shares. Investors also should note that the Company’s counsel’s tax opinion is based upon the Company’s representations and existing law and the regulations promulgated by the U.S. Department of Treasury (“Treasury Regulations”), applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.

Although REITs continue to receive favorable tax treatment (a deduction for dividends paid), it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, the Company’s charter provides its board of directors with the power, under certain circumstances, to revoke or otherwise terminate its REIT election and cause the Company to be taxed as a corporation, without the vote of the Company’s stockholders. The Company’s board of directors has fiduciary duties to the Company and the Company’s stockholders in accordance with the Maryland General Corporation Law and could only cause such changes in the Company’s tax treatment if it determines in good faith that such changes are in the best interest of its stockholders.

The lease of qualified health care properties to a TRS is subject to special requirements.

The Company lease certain qualified health care properties to TRSs (or limited liability companies of which the TRSs are members), which lessees contract with managers (or related parties) to manage the health care operations at these properties. The rents from this TRS lessee structure are treated as qualifying rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified health care property with a TRS and (2) the manager qualifies as an eligible independent contractor (as defined in the Code). If any of these conditions are not satisfied, then the rents will not be qualifying rents and the Company might fail to meet the 95% and 75% gross income tests.

Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to ERISA

If the Company’s assets are deemed “plan assets” for the purposes of ERISA, the Company could be subject to excise taxes on certain prohibited transactions.

The Company believes that the Company’s assets will not be deemed to be “plan assets” for purposes of ERISA and/or the Code, but the Company has not requested an opinion of counsel to that effect, and no assurances can be given that the Company’s assets will never constitute “plan assets.” If the Company’s assets were deemed to be “plan assets” for purposes of ERISA and/or the Code, among other things, (a) certain of the Company’s transactions could constitute “prohibited transactions” under ERISA and the Code, and (b) ERISA’s prudence and other fiduciary standards would apply to the Company’s investments (and might not be met). Among other things, ERISA makes plan fiduciaries personally responsible for any losses resulting to the plan from any breach of fiduciary duty, and the Code imposes nondeductible excise taxes on prohibited transactions. If such excise taxes were imposed on the Company, the amount of funds available for the Company to make distributions to stockholders would be reduced.

Risks Related to the Company’s Organizational Structure

The limit on the percentage of shares of the Company’s stock that any person may own may discourage a takeover or business combination that may benefit the Company’s stockholders.

The Company’s charter restricts the direct or indirect ownership by one person or entity to no more than 9.8%, by number or value, of any class or series of the Company’s equity securities (which includes common stock and any preferred stock the Company may issue). This restriction may deter individuals or entities from making tender offers for shares of the Company’s common stock on terms that might be financially attractive to stockholders or which may cause a change in the Company’s management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by the Company’s board of directors and stockholders and may also decrease their ability to sell their shares of the Company’s common stock.

The Company’s board of directors can take many actions without stockholder approval which could have a material adverse effect on the distributions investors receive from the Company and/or could reduce the value of the Company’s assets.

The Company’s board of directors has overall authority to conduct the Company’s operations. This authority includes significant flexibility. For example, the Company’s board of directors can: (i) list the Company’s stock on a national securities exchange or include its stock for quotation on the National Market System of the NASDAQ Stock Market without obtaining stockholder approval; (ii) prevent the ownership, transfer and/or accumulation of shares in order to protect the Company’s status as a REIT or for any other reason deemed to be in the best interests of the stockholders; (iii) authorize and issue additional shares of any class or series of stock without obtaining stockholder approval, which could dilute an ownership interest; (iv) change the Company’s Advisor’s compensation, and employ and compensate affiliates; (v) direct the Company’s investments toward those that will not appreciate over time, such as loans and building-only properties, with the land owned by a third party; and (vi) establish and change minimum creditworthiness standards with respect to tenants. Any of these actions could reduce the value of the Company’s assets without giving investors, as stockholders, the right to vote.

Investors will be limited in their right to bring claims against the Company’s officers and directors.

The Company’s charter provides generally that a director or officer will be indemnified against liability as a director or officer so long as he or she performs his or her duties in accordance with the applicable standard of conduct and without negligence or misconduct in the case of the Company’s officers and non-independent directors, and without gross negligence or willful misconduct in the case of the Company’s independent directors. In addition, the Company’s charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to the Company or the Company’s stockholders for monetary or other damages. The Company’s charter also provides that, with the approval of the Company’s board of directors, the Company may indemnify the Company’s employees and agents for losses they may incur by reason of their service in such capacities so long as they satisfy these requirements. The Company has entered into separate indemnification agreements with each of the Company’s directors and executive officers. As a result, the Company and the Company’s stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, the Company may be obligated to fund the defense costs incurred by these persons in some cases.

The Company’s use of an operating partnership structure may result in potential conflicts of interest with limited partners other than the Company, if any, whose interests may not be aligned with those of the Company’s stockholders.

Limited partners other than the Company, if any, in the Company’s operating partnership will have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of the Company’s stockholders. As general partner of the Company’s operating partnership, the Company is obligated to act in a manner that is in the best interest of all partners of the Company’s operating partnership. Circumstances may arise in the future when the interests of other limited partners in the operating partnership may conflict with the interests of the Company’s stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

Item 1B. Unresolved Staff Comments

None.

Item 2.	PROPERTIES

As of December 31, 2013, through various wholly-owned limited partnerships and limited liability companies, we had investments in 56 real estate properties. The following tables set forth details about our property holdings by asset class beginning with wholly-owned properties followed by development properties:

Name	Location	Structure	Date Acquired	Encumbrances at December 31, 2013 (in millions)	Purchase Price (in millions)
Senior Housing
Primrose I Communities
Primrose Retirement Community of Casper	Casper, WY	Triple-net Lease	02/16/12	$12.5	$18.8
Sweetwater Retirement Community	Billings, MT	Triple-net Lease	02/16/12	10.8	16.3
Primrose Retirement Community of Grand Island	Grand Island, NE	Triple-net Lease	02/16/12	8.8	13.3
Primrose Retirement Community of Mansfield	Mansfield, OH	Triple-net Lease	02/16/12	12.0	18.0
Primrose Retirement Community of Marion	Marion, OH	Triple-net Lease	02/16/12	9.9	17.7
HarborChase of Villages Crossing (1)	Lady Lake, FL	Managed	08/29/12	13.1	21.7
Primrose II Communities
Primrose Retirement Community of Lima	Lima, OH	Triple-net Lease	12/19/12	(2)	18.6
Primrose Retirement Community of Zanesville	Zanesville, OH	Triple-net Lease	12/19/12	12.4	19.1
Primrose Retirement Community of Decatur	Decatur, IL	Triple-net Lease	12/19/12	11.0	18.1
Primrose Retirement Community of Council Bluffs	Council Bluffs, IA	Triple-net Lease	12/19/12	(2)	12.9
Primrose Retirement Community Cottages	Aberdeen, SD	Triple-net Lease	12/19/12	(2)	4.3
Capital Health Communities
Brookridge Heights Assisted Living & Memory Care	Marquette, MI	Managed	12/21/12	8.0	13.5
Curry House Assisted Living & Memory Care	Cadillac, MI	Managed	12/21/12	7.6	13.5
Symphony Manor	Baltimore, MD	Managed	12/21/12	14.7	24.0
Woodholme Gardens Assisted Living & Memory Care	Pikesville, MD	Managed	12/21/12	9.2	17.1
Tranquillity at Fredericktowne	Frederick, MD	Managed	12/21/12	8.0	17.0
HarborChase of Jasper	Jasper, AL	Managed	08/01/13	(2)	7.3
South Bay I Communities
Raider Ranch	Lubbock, TX	Managed	08/29/13	(2)	55.0
Town Village	Oklahoma City, OK	Managed	08/29/13	(2)	22.5
Pacific Northwest I Communities
MorningStar of Billings	Billings, MT	Managed	12/02/13	20.6	48.3
MorningStar of Boise	Boise, ID	Managed	12/02/13	22.0	40.0
MorningStar of Idaho Falls	Idaho Falls, ID	Managed	12/02/13	18.8	44.4
MorningStar of Sparks	Sparks, NV	Managed	12/02/13	25.0	55.2
Prestige Senior Living Arbor Place	Medford, OR	Managed	12/02/13	8.6	15.8
Prestige Senior Living Beaverton Hills	Beaverton, OR	Managed	12/02/13	9.7	12.9
Prestige Senior Living Five Rivers	Tillamook, OR	Managed	12/02/13	8.1	16.7
Prestige Senior Living High Desert	Bend, OR	Managed	12/02/13	8.4	13.6
Prestige Senior Living Huntington Terrace	Gresham, OR	Managed	12/02/13	10.7	15.0
Prestige Senior Living Orchard Heights	Salem, OR	Managed	12/02/13	13.0	17.8
Prestige Senior Living Riverwood	Tualatin, OR	Managed	12/02/13	4.7	9.7
Prestige Senior Living Southern Hills	Salem, OR	Managed	12/02/13	7.9	12.9

Name	Location	Structure	Date Acquired	Encumbrance at December 31, 2013 (in millions)	Purchase Price (in millions)
Post-Acute Care
Perennial Communities
Batesville Healthcare Center	Batesville, AR	Triple-net Lease	05/31/13	3.3	6.2
Broadway Healthcare Center	West Memphis, AR	Triple-net Lease	05/31/13	6.3	11.8
Jonesboro Healthcare Center	Jonesboro, AR	Triple-net Lease	05/31/13	8.1	15.2
Magnolia Healthcare Center	Magnolia, AR	Triple-net Lease	05/31/13	6.3	11.8
Mine Creek Healthcare Center	Nashville, AR	Triple-net Lease	05/31/13	1.8	3.4
Searcy Healthcare Center	Searcy, AR	Triple-net Lease	05/31/13	4.2	7.9
Acute Care
Medical Portfolio I Properties
Doctors Specialty Hospital	Leawood, KS	Modified Lease	08/16/13	4.5	10.0
Medical Office
LaPorte Cancer Center	Westville, IN	Modified Lease	06/14/13	8.4	13.1
Knoxville Medical Office Properties
Physicians Plaza A at North Knoxville Medical Center	Powell, TN	Modified Lease	07/10/13	12.2	18.1
Physicians Plaza B at North Knoxville Medical Center	Powell, TN	Modified Lease	07/10/13	14.7	21.8
Physicians Regional Medical Center – Central Wing Annex	Knoxville, TN	Modified Lease	07/10/13	3.9	5.8
Jefferson Medical Commons	Jefferson City, TN	Modified Lease	07/10/13	7.8	11.6
Medical Portfolio I Properties
John C. Lincoln Medical Office Plaza I	Phoenix, AZ	Modified Lease	08/16/13	2.8	4.4
John C. Lincoln Medical Office Plaza II	Phoenix, AZ	Modified Lease	08/16/13	1.9	3.1
North Mountain Medical Plaza	Phoenix, AZ	Modified Lease	08/16/13	3.5	6.2
Escondido Medical Arts Center	Escondido, CA	Modified Lease	08/16/13	10.0	15.6
Chestnut Commons Medical Office Building	Elyria, OH	Modified Lease	08/16/13	12.8	20.7
Calvert Medical Office Properties
Calvert Medical Office Building I, II, & III	Prince Frederick, MD	Modified Lease	08/30/13	10.7	16.4
Calvert Medical Arts Center	Prince Frederick, MD	Modified Lease	08/30/13	12.6	19.3
Dunkirk Medical Center	Dunkirk, MD	Modified Lease	08/30/13	3.0	4.6
Coral Springs Medical Office Buildings
Coral Springs Medical Office Building I	Coral Springs, FL	Modified Lease	12/23/13	(2)	14.9
Coral Springs Medical Office Building II	Coral Springs, FL	Modified Lease	12/23/13	(2)	16.1
Bay Medical Plaza	Chula Vista, CA	Modified Lease	12/23/13	(2)	10.7

				434.3	919.7

Developments (1)
Dogwood Forest of Acworth	Acworth, GA	Development	12/18/12	3.8	21.8
South Bay Communities
Raider Ranch	Lubbock, TX	Development	08/29/13	—	14.1	(3)

				$438.1	$955.6

Footnotes

(1)	Amounts include the cost of land and development budgets. See Item 1. “Business – Real Estate Under Development” for additional information relating to our senior housing community developments.
(2)	During the year ended December 31, 2013, through our limited partnership, we entered into a revolving credit facility that is collateralized by these properties and has an outstanding balance of $98.5 million as of December 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sources of Liquidity and Capital Resources — Borrowings” for additional information.
(3)	There was no encumbrance on this development as of December 31, 2013.

As of December 31, 2013, through unconsolidated joint ventures (“JVs”), we had investments in six real estate properties. The following tables set forth details about the property holdings of our JVs by asset class:

Name	Location	Structure	Date Acquired	Encumbrance at December 31, 2013 (in millions)	Purchase Price (in millions)
Senior Housing
Windsor Manor Communities		75% JV interest
Windsor Manor of Vinton	Vinton, IA	Managed	08/31/12	$3.8	$5.8
Windsor Manor of Webster City	Webster City, IA	Managed	08/31/12	3.0	6.8
Windsor Manor of Nevada	Nevada, IA	Managed	08/31/12	4.8	6.3
Windsor Manor II Communities		75% JV interest
Windsor Manor of Indianola	Indianola, IA	Managed	04/02/13	3.1	5.7
Windsor Manor of Grinnell	Grinnell, IA	Managed	04/02/13	2.8	6.5
Medical Office
Claremont Medical Office	Claremont, CA	90% JV interest Modified Lease	01/16/13	13.0	19.8

				$30.5	$50.9

Subsequent Acquisitions

Subsequent to December 31, 2013, through various wholly-owned limited partnerships and limited liability companies, we made investments in eight real estate properties. The following tables set forth details by asset class as of March 13, 2014:

Name	Location	Structure	Date Acquired	Encumbrances at December 31, 2013 (in millions)	Purchase Price (in millions)
Senior Housing
Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Auburn, WA	Managed	02/03/14	$11.0	$21.9
Prestige Senior Living Bridgewood	Vancouver, WA	Managed	02/03/14	13.8	22.1
Prestige Senior Living Monticello Park	Longview, WA	Managed	02/03/14	19.2	27.4
Prestige Senior Living Rosemont	Yelm, WA	Managed	02/03/14	9.9	16.9
Prestige Senior Living West Hills	Corvallis, OR	Managed	03/03/14	9.2	15.0
South Bay II Communities
Cedar Park	Cedar Park, TX	Managed	02/28/14	(2)	21.0
Medical Office
Scripps Medical Office Building	Chula Vista, CA	Modified Lease	01/21/14	(2)	17.9

				63.1	142.2

Development (1)
Wellmore of Tega Cay	Tega Cay, SC	Development	02/07/14	—	35.6

				$63.1	$177.8

Footnotes

(1)	See Item 1. “Business – Real Estate Under Development” for additional information relating to our senior housing community developments. Amounts include the cost of land and development budgets.
(2)	These properties were posted as additional collateral on our revolving credit facility discussed above and funded with additional proceeds equal to the amounts detailed herein subsequent to December 31, 2013. Subsequent to December 31, 2013 funds of approximately $23.5 million were used to acquire the above senior housing and medical office investments.

Item 3.	LEGAL PROCEEDINGS

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

In order to assist FINRA members and their associated persons that have participated in our Offering, we disclose in each annual report distributed to stockholders a per share estimated value of our common shares, the method by which it was developed, and the date of the data used to develop the estimated value.

Our shares were initially offered at $10 per share. Effective December 11, 2013, the public offering price per share of our common stock was revalued at $10.14 ($9.64 per share pursuant to our distribution reinvestment plan). We determined the price per share based on the estimated net asset value per share of $9.13 as of September 30, 2013, as determined by our board of directors, plus selling commissions and marketing support fees, as contemplated in our Offering, as described below.

Determination of Offering Price and Estimated Net Asset Value Per Share as of September 30, 2013 and Offering Price

Background – The September 30, 2013 Valuation

In November 2013, the board of directors initiated a process to estimate our net asset value per share to (i) provide existing investors and brokers an indication of the estimated value of our shares based on acquisitions to date and current portfolio of senior housing and healthcare-related properties; and (ii) furnish potential new investors and broker-dealers with updated information regarding our performance and assets to enhance a better understanding of us and thereby contribute to our capital raising efforts under its current public offering. The audit committee of our board of directors, comprised solely of independent directors, was charged with oversight of the valuation process. On the recommendation of the audit committee and the approval of the board of directors, we engaged CBRE Cap, an investment banking firm, that specializes in providing real estate financial services, to provide property-level and aggregate valuation analyses of the Company and a range for the net asset value per share of our common stock.

From CBRE Cap’s engagement through the issuance of its valuation report as of September 30, 2013 (the “Valuation Report”), CBRE Cap held discussions with our advisor and our senior management and conducted or commissioned such appraisals, investigations, research, review and analyses as it deemed necessary. The audit committee, upon its receipt and review of the Valuation Report, concluded that the range of between $8.87 and $9.66 for our estimated net asset value per share proposed in CBRE Cap’s Valuation Report was reasonable and recommended to the board of directors that it adopt $9.13 as the estimated net asset value per share of our common stock. At a special meeting held on December 6, 2013, our board of directors accepted the recommendation of our audit committee and approved $9.13 as the estimated net asset value per share of our common stock as of September 30, 2013, exclusive of any portfolio premium. Our board of directors also determined the new offering price of $10.14 based on our $9.13 estimated net asset value per share, plus selling commissions and marketing support fees. CBRE Cap is not responsible for the estimated value per share and did not participate in the determination of the offering price for shares of our common stock.

Valuation Methodologies

In preparing the Valuation Report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our advisor and senior management;

•	reviewed and discussed with our senior management and our advisor the historical and anticipated future financial performance of our properties, including forecasts prepared by our senior management, its advisor, and its joint venture partners;

•	commissioned restricted use appraisals which contained analysis on each of our real property assets and performed analyses and studies for each property;

•	conducted or reviewed CBRE proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including Wall Street equity reports and online data providers;

•	compared our financial information to similar information of companies that CBRE Cap deemed to be comparable; and

•	reviewed our reports filed with the Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the audited financial statements contained therein, our Quarterly Report on Form 10-Q for the period ended September 30, 2013, and the unaudited financial statements therein.

Member of Appraisal Institute appraisals (“MAI Appraisals”) of all of our properties were performed in accordance with Uniform Standards of Professional Appraisal Practice (“USPAP”). The MAI Appraisals were commissioned by CBRE Cap from CBRE Appraisal Group, a CBRE affiliate that conducts appraisals and valuations of real properties. Each of the MAI Appraisals was prepared by personnel who are members and hold the MAI designation. Discreet values were assigned to each property in our portfolio. CBRE Appraisal Group is not responsible for the estimated value per share and did not participate in the determination of the offering price for shares of our common stock.

As a result, for the purposes of the Valuation Report, our real estate properties were classified into three categories: (1) wholly owned operating assets, (2) partially owned operating assets and (3) vacant land. The board of directors considered the following valuation methodologies with respect to each asset class, which were applied by CBRE Cap and summarized in its Valuation Report:

(1)	Wholly Owned Operating Assets — Unlevered, ten-year discounted cash flow analyses from MAI Appraisals were created for our wholly owned, fully operational properties. For non-stabilized properties, lease-up discounts were applied to discounted cash flow to arrive at an “As Is” value. The “terminal capitalization rate” method was used to calculate terminal value of the assets, with such rates varying based on the specific geographic location and other relevant factors. A valuation range was set at 40-50 basis points on both the discount rate and the terminal cap rate of each asset which represents a sensitivity of 2.5% in either direction.

(2)	Partially Owned Operating Assets — Levered, ten-year discounted cash flow analysis using the Capital Asset Pricing Model (“CAPM”) method was applied to our properties held through joint venture partnerships to arrive at equity value adjusting for partial ownership. CBRE Cap estimated our partially owned assets’ cost of equity. The CAPM method also estimates a market risk premium based on additional return that investors require for the risk involved by including an equity risk premium that is adjusted using a risk measure (beta) and a Company Specific Risk Premium, which is added to the discount rate and takes into consideration that comparable peers betas are based on REITs with greater trading liquidity, size and a more diversified asset pool than the Company. Deductions to cash flow were made for distribution and liquidation preferences to joint venture partners, as appropriate, under the terms of the partnership agreements. The terminal capitalization rate method was used to calculate terminal value of the assets, with such rates varying based on the specific geographic location and other relevant factors. A valuation range was set at 40-50 basis points on both the discount rate and the terminal cap rate of each asset which represents a sensitivity of 2.5% in either direction.

(3)	Vacant Land – CBRE Cap utilized the MAI Appraisal vacant land value based on market comparables.

Valuation Summary; Material Assumptions

The valuation process we used to determine an estimated net asset value per share was designed to follow recommendations of the IPA, in the IPA Valuation Guideline.

The following table summarizes the key assumptions that were employed by CBRE Cap in the discounted cash flow models to estimate the value of our operating assets and development properties:

TABLE OF MAJOR INPUTS

Assumptions	Amount / Range
Discount rates
Wholly Owned Properties
Medical Office Properties	7.9%-8.3%
Acute Care Properties	9.2%-9.7%
Senior Housing Properties	8.8%-9.2%
Partially Owned Properties	10.6%-11.1%

Terminal capitalization rates
Wholly Owned Properties
Medical Office Properties	7.1%-7.5%
Acute Care Properties	8.2%-8.7%
Senior Housing Properties	7.8%-8.2%

In its Valuation Report, CBRE Cap included an estimate of the September 30, 2013 value of our assets, including cash and select other assets net of payables, and accruals and other liabilities including debt. Such values were derived from our balance sheet and related footnotes as of September 30, 2013, included in our Form 10-Q filed on November 14, 2013.

Taking into consideration the reasonableness of the valuation methodologies, assumptions and conclusions contained in CBRE Cap’s Valuation Report, our audit committee and our board of directors determined the estimated value of our equity interest in its real estate portfolio to be in the range of $631.4 million to $669.3 million and our net asset value to range from between $425.6 million and $463.5 million, or between $8.87 and $9.66 per share, based on a share count of 47,970,049 million shares issued and outstanding as of September 30, 2013.

As with any valuation methodology, the methodologies considered by our audit committee and our board of directors, in reaching an estimate of the value of our shares, are based upon all of the foregoing estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares.

The following table summarizes the material components of our net asset value and net asset value per share estimates as of September 30, 2013.

Table of Value Estimates for Components of Net Asset Value

(As of September 30, 2013)

	Value (in thousands)	Per Share
Present value of equity in wholly owned and partially owned operating assets and vacant land	$$646,517	$13.48
Cash and cash equivalents	$45,482	0.95
Other assets	30,781	0.64
Fair market value of debt	(269,943)	(5.63)
Accounts payable and other accrued expenses	(8,989)	(0.19)
Other liabilities	(5,881)	(0.12)

Net asset value	$437,967	$9.13

Additional Information Regarding the Valuation, Limitations of Estimated Share Value and the Engagement of CBRE Cap

Throughout the valuation process, the audit committee, our advisor and senior members of management reviewed, confirmed and approved the processes and methodologies and their consistency with real estate industry standards and best practices.

CBRE Cap’s Valuation Report dated December 6, 2013 was based upon market, economic, financial and other information, circumstances and conditions existing prior to September 30, 2013, and any material change in such information, circumstances and/or conditions may have a material effect on our estimated net asset value per share. CBRE Cap’s valuation materials were addressed solely to our board of directors to assist it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. CBRE Cap’s Valuation Report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock.

In connection with its review, while CBRE Cap reviewed for reasonableness the information supplied or otherwise made available to it by us or our advisor, CBRE Cap assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. With respect to financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap, CBRE Cap assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, and relied upon us to advise CBRE Cap promptly if any information previously provided became inaccurate or was required to be updated during the period of its review. In preparing its valuation materials, CBRE Cap did not, and was not requested to, solicit third party indications of interest for us in connection with possible purchases of our securities or the acquisition of all or any part of us.

In performing its analyses, CBRE Cap made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions, current and future rental market for our operating properties and those in development and other matters, many of which are necessarily subject to change and beyond the control of CBRE Cap and us. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the Valuation Report. The analyses do not purport to be appraisals or to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally. Accordingly, with respect to the estimated net asset value per share of our common stock, neither we nor CBRE Cap can give any assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated net asset value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	our shares would trade at a price equal to or greater than the estimated net asset value per share if we listed them on a national securities exchange; or

•	the methodology used to estimate our net asset value per share would be acceptable to FINRA or under ERISA for compliance with its reporting requirements.

The September 30, 2013 estimated net asset value per share was determined by our board of directors at a special meeting held on December 6, 2013. The value of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We currently expect to update and announce our estimated net asset value per share at least annually, provided, however, that the next valuation may be deferred, in the sole discretion of our board of directors, until after December 31, 2014.

We intend to base our calculation of estimated NAV on the values of our assets and liabilities, without ascribing additional value for portfolio premiums or to our enterprise or the going concern of our business. We expect that the values of our assets and liabilities will reflect the specific terms of our investments and our indebtedness, as well as conditions prevailing in the real estate, credit and broader financial markets.

There can be no assurance:

•	an estimated NAV could or will actually be realized by us or by stockholders upon liquidation (in part because appraisal or estimated values do not necessarily indicate the price at which assets could be sold and because no attempt will be made to estimate the expenses of selling any of our assets),

•	stockholders could realize this value if they were to attempt to sell their shares, or

•	this value could comply with the ERISA or IRA requirements described in “ERISA Considerations — Periodic Valuations.”

CBRE Group, Inc., (“CBRE”) is a Fortune 500 and S&P 500 company headquartered in Los Angeles, California and one of the world’s largest commercial real estate services and investment firms (in terms of 2012 revenue). CBRE Cap, a FINRA registered broker-dealer and a subsidiary of CBRE, is an investment banking firm that specializes in providing real estate financial services. CBRE Cap and affiliates possess substantial experience in the valuation of assets similar to those owned by the Company and regularly undertake the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions. For the preparation of the Valuation Report, we paid CBRE Cap a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. We have not engaged CBRE Cap for any other services. During the past two years, certain of our affiliates engaged affiliates of CBRE primarily for various real estate-related services. In addition, we anticipate that affiliates of CBRE will continue to provide similar real estate-related services in the future. Certain other affiliates have engaged or expect to engage CBRE Cap to serve as their third-party valuation advisor. In addition, we may in our discretion engage CBRE Cap to assist our board of directors in future determinations of our estimated net asset value. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. While we and affiliates of our advisor have engaged and may engage CBRE Cap or its affiliates in the future for commercial real estate services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the past three years.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Secondary Sales of Registered Shares between Investors

None.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. We intend to continue to pay distributions to our stockholders on a quarterly basis. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash flow from operating activities, FFO, our financial condition, a balanced analysis of value creation reflective of both current and expected long-term stabilized cash flows from our properties, our objective of qualifying as a REIT for U.S. federal income tax purposes, the actual operating results of each month, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions.

On July 29, 2011, our board of directors authorized a distribution policy providing for monthly cash distribution of $0.03333 (which was equal to an annualized distribution rate of 4% based on our initial $10.00 offering price) together with stock distribution of 0.00250 shares of common stock (which is equal to an annualized distribution rate of 3% based on our initial $10.00 offering price) for a total annualized distribution of 7% on each outstanding share of common stock payable to all common stockholders of record as of the close of business on the first business day of each month. The distribution policy commenced on October 5, 2011, the day we received and accepted subscription proceeds exceeding $2.0 million and began our operations. On December 6, 2013, our board of directors determined to increase the amount of monthly cash distributions to $0.03380 per share and together with monthly stock distributions of 0.00250 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month. The change allows us to maintain our historical distribution rate of 4% cash and 3% stock on each outstanding share of our common stock based on the new public offering price. The increase in distributions took effect for stockholders of record on January 1, 2014 and will remain in effect until our board of directors determines otherwise.

For the years ended December 31, 2013, 2012 and 2011, we declared cash distributions of approximately $14.2 million, $3.2 million and $56,000, respectively. Of these amounts, approximately $6.6 million, $1.5 million and $28,000, respectively, were paid in cash to stockholders and approximately $7.6 million, $1.7 million and $28,000, respectively, were reinvested pursuant to our Reinvestment plan. In addition, for the years ended December 31, 2013, 2012 and 2011, we declared and made stock distributions of approximately 1.1 million, 0.2 million and 4,000 shares of common stock, respectively.

For the year ended December 31, 2013, approximately 63.8% of the distributions paid to stockholders were considered capital gain as a result of the gain on the sale of our unconsolidated senior housing joint venture and approximately 36.2% were considered return of capital to stockholders for federal income tax purposes. For the years ended December, 2012 and 2011, approximately 0.0% and 1.9% of the distributions paid to stockholders were considered ordinary taxable income and approximately 100% and 98.1% were considered return of capital to stockholders for federal income tax purposes. Due to a variety of factors, the characterization of distributions declared for the year ended December 2013 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2014. No amounts distributed to stockholders for the years ended December 31, 2013, 2012 and 2011 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement. In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated Earnings and Profits (“E&P”) are treated as a return of capital to the stockholders. E&P is a statutory calculation which is derived from net income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

Approximately 87%, 100% and 100% of total distributions declared for 2013, 2012 and 2011, respectively, exceeded net cash provided by operating activities calculated on a quarterly basis in accordance with GAAP and, therefore, were considered funded from other sources for GAAP purposes. Net cash provided by operating activities calculated in accordance with GAAP includes deductions for acquisition fees and expenses, which we fund from Offering proceeds, and, therefore, is only one metric our board of directors considers in determining distributions. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities” for additional information on how we have used proceeds received from the Offering, including amounts used to fund distributions since inception and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on distributions declared, including distributions reinvested in additional shares through our Reinvestment Plan, and net cash provided by (used in) operating activities for each quarter in the years ended December 31, 2013, 2012 and 2011.

The table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents total cash distributions declared and issued, including distributions reinvested in additional shares through our Reinvestment Plan, and net cash provided by (used in) operating activities for each quarter in the years ended December 31, 2013, 2012 and 2011.

Redemption Plan

We have adopted a share redemption plan that allows our stockholders who hold shares for at least one year to request that we redeem between 25% and 100% of their shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•	If we elect to redeem shares, some or all of the proceeds from the sale of shares under our distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, we may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

•	No more than 5% of the weighted average number of shares of our common stock outstanding during such 12-month period may be redeemed during such 12-month period; and

•	Redemption pricing shall not exceed an amount equal to the lesser of (i) the then current public offering price for our shares of common stock (other than the price at which the shares are sold under our Reinvestment Plan); and (ii) the purchaser price paid by the stockholder.

Our board of directors has the ability, in their sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in our best interest. During the year ended December 31, 2013, we received and redeemed 22 redemption requests for 89,410 shares of common stock at a redemption price of $9.25 per share of which approximately $0.7 million was paid and approximately $0.1 million was payable. During the year ended December 31, 2012, we received and redeemed one redemption request for 1,049 shares of common stock at a redemption price of $9.99 per share. There were no repurchases of securities during the period from October 5, 2011 through December 31, 2011.

The following tables present a summary of requests received and shares redeemed pursuant to our stock redemption plan during the years ended December 31, 2013 and 2012:

2013 Quarters	First	Second	Third	Fourth	Total
Requests in queue	—	—	—	—	—
Redemptions requested	23,565	22,692	29,872	13,281	89,410
Shares redeemed:
Prior period requests	—	—	—	—	—
Current period requests	(23,565)	(22,692)	(29,872)	(13,281)	(89,410)
Adjustments	—	—	—	—	—

Pending redemption requests	—	—	—	—	—

Average price paid per share	$9.30	$9.02	$9.43	$9.13	$9.25

2012 Quarters	First	Second	Third	Fourth	Total
Requests in queue	—	—	—	—	—
Redemptions requested	—	1,049	—	—	1,049
Shares redeemed:
Prior period requests	—	—	—	—	—
Current period requests	—	(1,049)	—	—	(1,049)
Adjustments	—	—	—	—	—

Pending redemption requests	—	—	—	—	—

Average price paid per share	$—	$9.99	$—	$—	$9.99

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities for the periods between October 1, 2013 and December 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plan	Maximum number of shares that may yet be purchased under the plan (1)
October 1, 2013 through October 31, 2013	—	—	—	366,421
November 1, 2013 through November 30, 2013	—	—	—	402,751
December 1, 2013 through December 31, 2013	13,281	9.13	13,281	428,340

Total	13,281	9.13	13,281

FOOTNOTES:

(1)	This represents the maximum number of shares which can be redeemed under the redemption plan is subject to a five percent limitation in a rolling 12-month period as described above. However, we are not obligated to redeem such amounts and this does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use the full amount of the proceeds from the sale of shares under our Reinvestment Plan attributable to any month to redeem shares presented for redemption during such month. In addition, at our discretion, we may use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. Any amount of Offering proceeds which is available for redemptions but which is unused may be carried over to the next succeeding calendar quarter for use in addition to the amount of Offering proceeds and Reinvestment Plan proceeds that would otherwise be available for redemptions.

Use of Proceeds from Registered Securities

On June 27, 2011, our Registration Statement (File No. 333-168129), covering a public offering of up to 300,000,000 shares of common stock, was declared effective by the SEC, and our Offering commenced and is ongoing. The use of proceeds from our Offering was as follows as of December 31, 2013 (in thousands, except share data):

		Payments to	Payments to
	Total	Affiliates (2)	Others
Shares registered	300,000
Aggregate price of offering amount registered	$3,000,000
Shares sold (1)	56,979,577
Aggregate amount sold (3)	$559,562
Offering expenses (4)	(66,586)	$(42,764)	$(23,822)

Net offering proceeds to the issuer	492,976
Proceeds from borrowing, net of loan costs	661,240

Total net offering proceeds and borrowing	1,154,216
Purchases of real estate and development costs	(916,392)		(916,392)
Repayment of borrowings	(128,710)		(128,710)
Payment of acquisition fees and expenses	(32,084)	(20,565)	(11,519)
Investments in unconsolidated entities, net	(15,947)		(15,947)
Deposits on real estate	(7,419)		(7,419)
Issuance of note receivable to related party	(3,686)	(3,686)
Payment of distributions	(2,474)	(13)	(2,461)
Operating expenses (5)	(1,801)	(1,466)	(335)
Lender deposits	(1,247)		(1,247)
Redemptions of common stock	(230)		(230)
Payment of leasing costs	(17)		(17)

Unused proceeds from Offering and borrowing	$44,209

FOOTNOTES:

(1)	Excludes unregistered shares of our common stock sold to the Advisor in June 2010 and 1.3 million shares issued as stock distributions as of December 31, 2013.
(2)	Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.
(3)	Excludes dividend reinvestment proceeds of approximately $9.4 million.
(4)	Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the Managing Dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in payments to others for purposes of this table.
(5)	Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering. The amounts presented above represent the net proceeds used for such purposes as of December 31, 2013.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from our Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we may continue to pay operating expenses and distributions from our net proceeds from our Offering.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Healthcare Properties, Inc. should be read in conjunction with “Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. — Financial Statements and Supplementary Data” (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011 (1)	2010 (1)
Operating Data:
Revenues	$52,605	$7,385	$—	$—
Operating loss	(13,990)	(6,043)	(1,762)	—
Net loss	(18,100)	(10,720)	(1,760)	—
Net loss per share (basic and diluted)	(0.47)	(1.04)	(0.68)	—
Weighted average shares outstanding (basic and diluted) (2)	38,353	10,355	2,606	—
Cash distributions declared and paid (3)	14,170	3,197	56	—
Cash distributions declared and paid per share	0.37	0.31	0.02	—
Cash provided by (used in) operating activities	3,046	(6,369)	(1,085)	—
Cash used in investing activities	(643,792)	(315,647)	(400)	—
Cash provided by financing activities	666,693	330,276	11,286	—
Other Data:
Funds from operations (“FFO”) (4)	(3,054)	(6,242)	(1,760)	—
FFO per share	(0.08)	(0.60)	(0.68)	—
Modified funds from operations (“MFFO”) (4)	12,581	797	(868)	—
MFFO per share	0.33	0.08	(0.33)	—

	As of December 31,
	2013	2012	2011	2010 (1)
Balance Sheet Data:
Real estate assets, net	$866,200	$238,873	$—	$—
Investment in unconsolidated entities	18,438	64,560	—	—
Cash	44,209	18,262	10,002	201
Total assets	1,014,073	337,777	10,563	201
Mortgage and other notes payable	438,107	193,151	—	—
Revolving Credit Facility	98,500	—	—	—
Total liabilities	562,092	197,126	861	1
Stockholders’ equity	451,981	140,651	9,702	200

FOOTNOTES:

(1)	Significant operations commenced on October 5, 2011 when we received the minimum offering proceeds and approximately $2.3 million were released from escrow. The results of operations for the year ended December 31, 2011 include primarily general and administrative expenses and acquisition expenses relating to acquisitions.
(2)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of each period presented. For the years ended December 31, 2013, 2012 and 2011, we declared and made stock distributions of approximately 1.1 million, 0.2 million and 4,000 shares of common stock, respectively. In addition, we made stock distributions of approximately 0.5 million shares in March 2014. The distribution of new common shares to the recipients is non-taxable.
(3)	For the years ended December 31, 2013, 2012 and 2011, approximately 13%, 0% and 0%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities, calculated on a quarterly basis in accordance with GAAP, and approximately 87%, 100% and 100%, respectively, of total distributions were considered to be funded from other sources for GAAP purposes. For the year ended December 31, 2013, approximately 63.8% of the distributions paid to stockholders were considered capital gain as a result of the gain on the sale of our unconsolidated senior housing joint venture and approximately 36.2% were considered return of capital to stockholders for federal income tax purposes. For the years ended December, 2012 and 2011, approximately 0.0% and 1.9% of the distributions paid to stockholders were considered ordinary taxable income and approximately 100% and 98.1% were considered return of capital to stockholders for federal income tax purposes. . No amounts distributed to stockholders for the years ended December 31, 2013, 2012 and 2011 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

(4)	Due to certain unique operating characteristics of real estate companies, as discussed below, National Association of Real Estate Investment Trust, (“NAREIT”), promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure but is not equivalent to net income (loss) as determined under GAAP.

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

We define MFFO, a non-GAAP measure, consistent with the IPA, an industry trade group, Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO, and the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered (i) as an alternative to net income (loss), or net income (loss) from continuing operations, as an indication of our performance, (ii) as an alternative to cash flows from operating activities as an indication of our liquidity, or (iii) as indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should not be construed as more relevant or accurate than the current GAAP methodology in calculating net income (loss) and its applicability in evaluating our operating performance.

See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures relating to FFO and MFFO, including a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2013, 2012 and 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CNL Healthcare Properties, Inc. is a Maryland corporation incorporated on June 8, 2010 that qualified as a REIT for U.S. federal income tax purposes.

Our Advisor and Property Manager are each wholly owned by affiliates of our sponsor, which is an affiliate of CNL, a private investment management firm providing global real estate and alternative investments. Our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on our behalf pursuant to an advisory agreement. Substantially all of our acquisition, operating and administrative services, as well as certain property management services, are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. In addition, certain unrelated sub-property managers have been engaged to provide certain property management services.

On June 27, 2011, we commenced our Offering of up to $3.0 billion of common stock, including shares being offered through our Reinvestment Plan, pursuant to a registration statement on Form S-11 under the Securities Act of 1933. We initially offered our shares at $10 and, effective December 11, 2013, the shares are being offered at $10.14 per share, or $9.64 per share pursuant to the Reinvestment Plan. We plan to extend the Offering through the earlier of December 24, 2014 or the effective date of a subsequent registration statement.

Our investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the senior housing, medical office, post-acute care and acute care asset classes. We believe recent demographic trends and strong supply and demand indicators present a strong case for an investment focus on the acquisition of healthcare real estate or real estate-related assets. We believe that our investment focus on the healthcare industry will continue to provide attractive opportunities as compared to other asset sectors. See Item 1. “Business – Investment Objectives and Strategy” for additional discussion of our investment focus.

For a description of the individual property holdings by asset class included in our healthcare real estate portfolio, including the location, date acquired, and purchase price, as of December 31, 2013, see Item 2. “Properties.”

Industry Trends

One of the primary trends affecting our business is the long-term increase in the average age of the U.S. population. Americans 65 years and older are expected to live longer than the elderly did in the past and will need additional housing options to accommodate their special needs. Demand for senior housing options is currently outpacing the existing supply of senior housing units. According to American Seniors Housing Association (“ASHA”)—the 2013 Special Issue Brief – a Projection of Demand For Market Rate U.S. Seniors housing 2010 – 2030, the rate of senior housing demand growth will increase as Baby Boomers pass the over 75 age-threshold after 2020, increasing from the level of 17,000–18,000 units per year in 2010–15 to demand of 77,000–82,000 units per year in 2025–30. Since 2006 there has been only modest growth in the total national inventory according to the National Investment Center for Senior Housing and Care Industry (“NIC”) data with compound annual growth rate of -0.3% for skilled nursing facilities, 1.7% for assisted living facilites and 1.9% for independent living facilities. However, new units under construction are increasing. Muted supply growth has helped rental levels recover and occupancy improve despite a modest economic recovery. According to data from the NIC Map Monitor for the fourth quarter of 2013, overall senior housing occupancy was 89.7% in Q4 2013.

In addition, rising healthcare costs create pressure within the healthcare industry to move from an inpatient to an outpatient delivery setting in order to provide service more efficiently and contain costs. The outpatient model of healthcare services results in declining hospital stays and increasing outpatient procedures. Almost 65% of all surgeries today do not require an overnight hospital stay, compared with only 16% of all surgeries in 1980 according to “The Outlook for Healthcare,” a report of the Urban Land Institute published in 2011 (the “Urban Land Institute Report”). Technology advances are also driving patient demand for more medical services and the space in which to deliver them. The shift to outpatient surgeries also continues to be encouraged by technological advances that involve smaller incisions, improved anesthetics, less risk of infection, and faster recoveries. We believe that these trends support increased demand for healthcare related real estate in the future.

Additionally, the National Real Estate Investor, in an article entitled “Health Care Reform: Boon for Commercial Real Estate?” dated March 24, 2010, estimates that the additional 32 million Americans covered by the new Affordable Care Act will require an additional 64 million square feet of medical office space. According to the Bank of America Merrill Lynch Global Research Report, “Healthcare REITs: a defensive play on aging demographics” dated September 24, 2013” (the “BofA Report”), growth in the need for medical office buildings is expected to increase by 30% over the next 10 years as a result of the increase in the number of additional insureds in the U.S. Moreover, there are indications that significant opportunities for consolidation exist in the senior housing and healthcare industries, which we believe will create value as our portfolio grows and achieves scale. The BofA Report projects that the total value of healthcare-related real estate range from $700 billion to over $1 trillion, with REIT ownership accounting for only about 14% of the total, meaning the industry remains fragmented and provides ample growth through consolidation opportunities.

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

We, through subsidiaries of our operating partnership formed to make investments, generally will seek to borrow on a non-recourse basis in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the borrower or any of its subsidiaries, other than in the case of customary carve-outs for which the borrower or its subsidiaries act as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentation. We may choose to provide recourse with certain loans on a limited basis when advantageous to our capital structure.

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

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders (including our revolving credit facility), proceeds from the sale of properties, other assets and undistributed operating cash flows. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

To date, one of our primary sources of capital has been proceeds from our Offering. For the years ended December 31, 2013, 2012 and 2011, we received offering proceeds of approximately $379.8 million, $166.5 million and $13.3 million, respectively. During the period January 1, 2014 through March 13, 2014, we received additional subscription proceeds of approximately $70.6 million (7.0 million shares), including $3.3 million (0.3 million shares) pursuant to our Reinvestment Plan. The offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering.

As of December 31, 2013, we had unused offering proceeds of approximately $44.2 million as cash on hand. We expect to use available uncommitted cash on hand as of December 31, 2013 to acquire additional healthcare real estate or real estate-related assets. See Item 2. “Properties – Subsequent Acquisitions” for additional information related to investments made subsequent to December 31, 2013.

Borrowings

We have borrowed and intend to continue borrowing money to acquire properties, make loans and other permitted investments, fund ongoing enhancements to our portfolio and to cover periodic shortfalls between distributions paid and cash flows from operating activities. For the years ended December 31, 2013 and 2012, we borrowed proceeds of approximately $460.9 million and $264.8 million, respectively. We did not have any borrowings during the year ended December 31, 2011.

In August 2013, through our limited partnership, we entered into a credit facility which provides for a revolving line of credit in an initial aggregate principal amount of $120 million, which includes a $10 million sub-facility for stand-by letters of credit and a $10 million sub-facility for swing-line advances for intermittent borrowings, with the availability to increase the amount of such revolving line of credit facility to a maximum outstanding aggregate principal amount of $325 million (“Revolving Credit Facility”). The Revolving Credit Facility has an initial term of three years, with one 12-month extension option available upon payment of an extension fee equal to 0.25% of the then-outstanding principal amount of the Revolving Credit Facility. Monthly payments are due based on fluctuating London Interbank Offered Rate (“LIBOR”) between 2.25% and 3.25% and base rates of 1.25% to 2.25% based on our loan to value ratio. In February 2014, we modified the terms of the Revolving Credit Facility agreement and increased the aggregate maximum principal amount available for borrowing under the Revolving Credit Facility from $120 million to $240 million.

Approximately $98.5 million of the proceeds received during the year ended December 31, 2013 were funded from the Revolving Credit Facility and were used to acquire additional properties. In March 2014, we entered into a credit facility whereby we can draw up to $15 million until May 29, 2014, all of which was available at the date of this filing.

We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions” for additional information related to the payment of distributions with other sources for GAAP purposes. In many cases, we have pledged our assets in connection with our borrowings and intend to encumber assets in connection with additional borrowings. The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis. As of December 31, 2013 and 2012, we had an aggregate debt leverage ratio of approximately 52.9% and 57.2%, respectively, of the aggregate carrying value of our assets.

The following table provides details of our indebtedness as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Mortgages payable and other notes payable:
Fixed rate debt	$290,817	$143,464
Variable rate debt (1)	147,290	49,687

Total mortgages and other notes payable	438,107	193,151
Revolving Credit Facility	98,500	—

Total borrowings	$536,607	$193,151

FOOTNOTE:

(1)	As of December 31, 2013, approximately $124.3 million has been swapped to fixed rates with notional amounts that begin to settle in 2015 and continue through the maturity date of the respective loan (ranging from 2016 through 2018). We did not swap any variable rate debt as of or for the year ended December 31, 2012.

Generally, the loan agreements for our mortgage loans contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, as set forth in the loan agreements. The loan agreements also contain customary events of default and remedies for the lenders. The borrowers are normally direct or indirect subsidiaries of our operating partnership. As of December 31, 2013, we were in compliance with all of our debt covenants for our mortgage notes payable.

The Revolving Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including without limitation: (i) limitations on incurrence of additional indebtedness; (ii) restrictions on payments of cash distributions except if required by REIT requirements; (iii) minimum occupancy levels for collateralized properties; (iv) minimum loan-to-value and debt service coverage ratios with respect to collateralized properties; (v) maximum leverage, secured recourse debt, and unimproved land/development property ratios; (vi) minimum fixed charge coverage ratio and minimum consolidated net worth, unencumbered liquidity, and equity raise requirements; (vii) limitations on certain types of investments and additional indebtedness; and (viii) minimum liquidity. The limitations on distributions includes a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the loan agreement) and the minimum amount of distributions required to maintain our REIT status. We do not expect this limitation to be a limiting factor for our board of directors when determining distribution levels now or in the future.

See Item 8. “Financial Statements and Supplementary Data — Note 10. Indebtedness” for additional information on our borrowings, including a schedule of future principal payments and maturity dates. In addition, see “Off-Balance Sheet and Other Arrangements — Borrowings of Our Unconsolidated Entities” below for a description of the borrowings of our unconsolidated entities.

Distributions from Unconsolidated Entities

As of December 31, 2013, we had investments in six properties through two unconsolidated entities. We are entitled to receive quarterly preferred cash distributions from the Windsor Manor joint venture and distributions on a pro rata basis from the Montecito joint venture to the extent there is cash available to distribute. These distributions are generally received within 45 days after each quarter end. During the year ended December 31, 2013, we invested approximately $7.3 million in the Montecito joint venture and increased our investment in the Windsor Manor joint venture by approximately $5.6 million. During the year ended December 31, 2012, we invested approximately $65 million in the CHTSunIV and Windsor Manor joint ventures. For the years ended December 31, 2013 and 2012, we received distributions from our investments in these joint ventures of approximately $5.5 million and $1.6 million, respectively, of which approximately $4.5 million and $1.6 million, respectively, related to our investment in the CHTSunIV joint venture.

In December 2012, in connection with an existing purchase option held by Sunrise Living Investments, Inc. (“Sunrise”) our venture partner on CHTSunIV, we entered into an agreement with Health Care REIT, Inc. (“HCN”), as result of a potential merger by HCN with Sunrise. Under the agreement, HCN and Sunrise were entitled to purchase our interest in CHTSunIV for an aggregate purchase price of approximately $62.5 million subject to adjustment based on the closing date and actual cash flow distribution (the “CHTSunIV Disposition”). The CHTSunIV Disposition was conditioned upon the merger of HCN with Sunrise, which was completed in January 2013. On July 1, 2013, pursuant to a purchase and sale agreement dated December 18, 2012, between CHTSunIV and HCN, we completed the sale of our joint venture membership interest for a sales price of approximately $61.8 million, net of transaction costs, which reflects an aggregate gain of approximately $4.5 million. Effective July 1, 2013, our distributions from unconsolidated entities decreased due to the CHTSunIV Disposition.

Net Cash Provided by Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties, which primarily is rental income from operating leases as well as resident fees and services, tenant reimbursement income and interest income less the property operating expenses and property management fees from managed properties. We experienced positive cash flow from operating activities for the year ended December 31, 2013 of approximately $3.0 million. We experienced negative cash flow from operating activities for years ended December 31, 2012 and 2011 of approximately $6.4 million and $1.1 million, respectively, which is reflective of 2012 being the year that we made our first real estate investment.

The difference in cash flows from operating activities for the year ended December 31, 2013 as compared to the same period in 2012 was primarily the result of the following:

•	increases in total revenues and NOI for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily as the result of having 55 consolidated properties in 2013 as compared with 17 consolidated properties in 2012;

•	increases in distributions from our unconsolidated entities for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily as the result of having three unconsolidated entities in 2013 as compared with having two unconsolidated entities for partial periods in 2012;

•	a reduction of general and administrative expenses as a percentage of total revenue from 34.7% for the year ended December 31, 2012 to 10.7% for the year ended December 31, 2013, which is attributable to economies of scale given the growth of the fund across periods; and

•	approximately $1.4 million in asset management fees were foregone by our Advisor under the Advisor Expense Support Agreement discussed below; and

•	offset by an increase in acquisition fees and expenses during the year ended December 31, 2013, in which we acquired 38 consolidated properties during the period and built a pipeline of acquisitions for Q1 2014, compared with the year ended December 31, 2012, in which we acquired 17 consolidated properties. The acquisition fees and expenses were funded from proceeds of our Offering or debt proceeds and are treated as an operating activity in accordance with GAAP.

As we continue to acquire additional properties we expect that cash flows provided by operating activities will grow.

Expense Support Agreements

As discussed above, during the year ended December 31, 2013, our cash from operating activities was positively impacted by the Expense Support Agreements (described in Note 11, “Related Party Arrangements”), which we entered into with our Advisor and Property Manager commencing on April 1, 2013 and July 1, 2013, respectively, and extended through December 31, 2014. Pursuant to the Expense Support Agreements, our Advisor and Property Manager have agreed to forgo the payment of fees in cash and accept restricted forfeitable stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) our aggregate modified funds from operations (as defined in the Advisor Expense Support Agreements). The expense support amount shall be determined for each calendar quarter, on a non-cumulative basis, with each such quarter-end date. The Property Manager expense support amount shall be determined for each calendar quarter, on a non-cumulative basis, after the calculation of the Advisor Expense Support Amount pursuant to the Advisor Expense Support Agreement each such quarter-end date. For the year ended December 31, 2013, our Advisor had forgone a total of $1.4 million in asset management fees under the terms of the Advisor Expense Support Agreement. As of December 31, 2013, the Company issued approximately 0.05 million shares to the Advisor related to expense support received for the three months ended June 30, 2013 and approximately 0.09 million of additional shares are issuable related to the quarter ended December 31, 2013 and will be issued in 2014. During the year ended December 31, 2013, no property management fees were forgone and therefore no restricted stock shares are issuable under the Property Manager Expense Support Agreement.

As of December 31, 2013, the Advisor received $4,700 and 356 shares in the form of cash and stock distributions, respectively, which related to the approximate 0.5 million shares of Restricted Stock issued related to expense support received for the three months ended June 30, 2013. We recognized these distributions as compensation expense for the year ended December 31, 2013, which is recorded in general and administrative expense in the accompanying consolidated statement of operations. As of December 31, 2013, the Property Manager is not entitled to any dividends or other distributions with respect to the Restricted Stock shares and no compensation expense has been recognized for the year ended December 31, 2013.

Operating Expense Limitation

We incur operating expenses which, in general, relate to our ongoing administration of the REIT. Pursuant to the advisory agreement, the Advisor shall reimburse or fund on our behalf the amount by which the total operating expenses paid or incurred by us exceeds, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the year ended June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (referred to as the “Expense Cap Test”). In performing the Expense Cap Test, we use operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreements. For the Expense Year ended December 31, 2013, we did not incur operating expenses in excess of the Limitation.

Uses of Liquidity and Capital Resources

Acquisitions and Developments

During the years ended December 31, 2013 and 2012, we acquired 38 and 15 consolidated operating properties for an aggregate purchase price of approximately $655.9 million and $242.2 million, respectively. The acquired operating properties were spread across our targeted asset classes and located in 13 and 9 different states, respectively, which allowed us to expand both the variety of our asset classes and the geographical diversification of our healthcare investment portfolio. In addition, the operating properties acquired during the years ended December 31, 2013 and 2012 increased our total units by 2,163 and 348, respectively, and our total leasable square footage by approximately 0.9 million and 1.0 million, respectively. We expect to continuously expand our healthcare investment portfolio in the near term through continued acquisitions.

In addition, in connection with our senior housing developments, we funded approximately $23.2 million and $8.1 million in development costs during the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we completed construction of the HarborChase of Villages Crossing Community, which contains approximately 96 units and for which we expect to fund approximately $5.3 million of additional development and other costs. Pursuant to the development agreements for the remaining two senior housing communities under development as of December 31, 2013, we expect to fund approximately $22.3 million of additional development and other costs. We expect to fund the remaining development and other costs primarily from the construction loans on each development. Our Advisor continues to evaluate additional senior housing development opportunities.

In February 2014, we closed on another senior housing development with a total development budget of approximately $35.6 million and a related construction loan of $26.3 million. We expect to fund the difference with proceeds from our Offering.

See “Off-Balance Sheet and Other Arrangements” below for additional information related to properties acquired through our unconsolidated entities.

Debt Repayments

In March 2013, we extinguished the outstanding balance of $40 million of our CHTSunIV mezzanine loan prior to its scheduled expiration. In connection therewith, we wrote-off approximately $0.2 million in unamortized loan costs as interest expense and loss on the early extinguishment of debt. In addition, we paid an exit fee of $0.8 million or 2.0% upon extinguishment of the CHTSunIV mezzanine loan.

During the year ended December 31, 2013, we had additional repayments of $75.0 on the Primrose II bridge loan, and $2.4 million of scheduled repayments.

Stock Issuance and Offering Costs

Under the terms of the Offering, certain affiliates and third-party broker dealers are entitled to receive selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with our articles of incorporation and the advisory agreement, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and other offering costs to be paid by us may not exceed 15% of the gross aggregate Offering proceeds.

During the years ended December 31, 2013, 2012 and 2011, we paid approximately $41.8 million, $22.9 million and $1.8 million, respectively, in stock issuance and offering costs of which approximately $25.7 million, $18.3 million and $1.8 million, respectively, were paid to affiliates of our Sponsor (most of which was passed through to third-party broker dealers with which the Sponsor has contracted on our behalf). As December 31, 2013, stock issuance and offering costs did not exceed 15% of the gross aggregate Offering proceeds.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. Our Advisor, its affiliates or other related parties may defer or waive asset management fees, property management fees, expense reimbursements or other fees in order for us to have cash to pay distributions in excess of available cash flow from operating activities or funds from operations. Until we have sufficient cash flow from operating activities or funds from operations, we have decided and may continue to make stock distributions or to fund all or a portion of the payment of distributions from other sources; such as from cash flows generated by financing activities, a component of which includes our borrowings and the proceeds of our Offering, whether collateralized by our assets or unsecured.

Distributions shall be paid quarterly and will be calculated for each stockholder as of the first day of each month the stockholder has been a stockholder of record in such quarter. The cash portion of such distribution will be payable and the distribution of shares will be issued on or before the last day of the applicable quarter; however, in no circumstance will the cash distribution and the stock distribution be paid on the same day. Fractional shares of common stock accruing as distributions will be rounded to the nearest hundredth when issued on the distribution date. We commenced operations on October 5, 2011 and declarations of distributions pursuant to this policy began on the first day of November 2011 and will continue on to be paid each calendar quarter thereafter as set forth above until such policy is terminated or amended by our board of directors.

On December 6, 2013, our board of directors determined to increase the amount of monthly cash distributions to $0.03380 per share and together with monthly stock distributions of 0.00250 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month. The change allows us to maintain our historical distribution rate of 4% cash and 3% stock on each outstanding share of our common stock based on the new public offering price discussed above. The increase in distributions took effect for stockholders of record on January 1, 2014 and will remain in effect until our board of directors determines otherwise. We anticipate that we will increase the proportion of distributions paid in cash as our asset base grows and our cash flows increase.

The amount of distributions declared to our stockholders will be determined by our Board of Directors and is dependent upon a number of factors, including:

•	Sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, FFO and MFFO, as well as, expected future long-term stabilized cash flows, FFO and MFFO;

•	The proportion of distributions paid in cash compared to the amount being reinvested through our Reinvestment Plan;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors, including but not limited to, the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

The following table represents total cash distributions declared, distributions reinvested and distributions per share for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at $10 offering price)	Total Cash and Stock Distributions Declared(2)	Cash Flows Provided by (Used in) Operating Activities (3)
2013 Quarters
First	$0.09999	$2,099	$1,112	$987	157,449	$1,574	$3,673	$212
Second	0.09999	2,878	1,544	1,334	215,854	2,159	5,037	2,964
Third	0.09999	4,038	2,151	1,887	302,871	3,029	7,067	106
Fourth	0.09999	5,155	2,783	2,372	386,933	3,869	9,024	(236)

Year	$0.39996	$14,170	$7,590	$6,580	1,063,107	$10,631	$24,801	$3,046

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at $10 offering price)	Total Cash and Stock Distributions Declared(2)	Cash Flows Provided by (Used in) Operating Activities (3)
2012 Quarters
First	$0.09999	$203	$113	$90	15,196	$152	$355	$(1,954)
Second	0.09999	558	309	249	41,735	417	975	2,452
Third	0.09999	984	533	451	73,911	739	1,723	(2,867)
Fourth	0.09999	1,452	785	667	108,943	1,089	2,541	(4,000)

Year	$0.39996	$3,197	$1,740	$1,457	239,785	$2,397	$5,594	$(6,369)

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at $10 offering price)	Total Cash and Stock Distributions Declared(2)	Cash Flows Provided by (Used in) Operating Activities (3)
2011 Quarters (4)
Fourth	$0.06666	$56	$28	$28	4,180	$42	$98	$(1,085)

Year	$0.06666	$56	$28	$28	4,180	$42	$98	$(1,085)

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)	Our net loss was approximately $18.1 million, $10.7 million and $1.8 million and total distributions declared were approximately $24.8 million, $5.6 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, approximately 87%, 100% and 100%, respectively, of total distributions declared to stockholders were considered to be funded with other sources (i.e., Offering proceeds) and 13%, 0% and 0%, respectively, were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes. Because we funded certain amounts from Offering proceeds that were deductions in calculating GAAP net cash from operating activities, such as acquisition fees and expenses, we have calculated the amount of Offering proceeds used to fund distributions after taking these items into account in the presentation of the use of proceeds from our Offering in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities.”
(3)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offering as opposed to operating cash flows. For the years ended December 31, 2013, 2012 and December 31, 2011, we expensed approximately $18.8 million, $6.6 million and $0.9 million in acquisition fees and expenses, respectively, which were paid from the proceeds of our Offering. Additionally, the board of directors also uses other measures such as FFO in order to evaluate the level of distributions.
(4)	We commenced operations on October 5, 2011, as such there were no distributions declared during the first three quarters of 2011.

For the year ended December 31, 2013, approximately 63.8% of the distributions paid to stockholders were considered capital gain as a result of the gain on the sale of our unconsolidated senior housing joint venture and approximately 36.2% were considered return of capital to stockholders for federal income tax purposes. For the years ended December, 2012 and 2011, approximately 0.0% and 1.9% of the distributions paid to stockholders were considered ordinary taxable income and approximately 100% and 98.1% were considered return of capital to stockholders for federal income tax purposes. . No amounts distributed to stockholders for the years ended December 31, 2013, 2012 and 2011 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

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

Based on the then-current offering price of $10.00, stock distributions declared represented approximately 43% of the total value of distributions declared and cash distributions declared represented approximately 57% of the total value of distributions declared.

Our board of directors declared a monthly cash distribution of $0.03380 and a monthly stock distribution of 0.00250 shares on each outstanding share of common stock on January 1, 2014, February 1, 2014 and March 1, 2014. In March 2014, cash distributions of approximately $6.2 million were paid and stock distributions of 0.5 million shares were distributed related to the aforementioned declared distributions.

Redemption Plan

During the year ended December 31, 2013, we received and redeemed 22 redemption requests for 89,410 shares of common stock at a redemption price of $9.25 per share of which approximately $0.7 million was paid and approximately $0.1 million was payable. During the year ended December 31, 2012, we paid approximately $0.01 million and redeemed one redemption request for 1,049 shares of common stock at a redemption price of $9.99 per share. There were no repurchases of securities during the period from October 5, 2011 through December 31, 2011.

See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Redemption Plan” for additional information related to the redemption of common stock.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

As of December 31, 2013, we owned 55 real estate investment properties and our portfolio consisted of 2,607 units operated under management agreements with third-party operators and approximately 1.9 million leasable square feet that was 97.2% leased to third-party tenants. For more information on our properties, see Item 2. “Properties.”

In understanding our operating results in the accompanying consolidated financial statements, it is important to understand how the growth in our assets has impacted our results. The chart below illustrates our net losses and property-level NOI for the years ended December 31, 2013, 2012 and 2011 (in thousands), and the amount invested in properties as of December 31, 2013, 2012 and 2011 (in thousands):

	December 31,	December 31,	December 31,
	2013	2012	2011
Total revenues	$52,605	$7,385	$—
Less:
Property operating expenses	20,940	406	—
Property management fees	2,642	404	—

NOI	29,023	6,575	—
Less:
General and administrative expenses	5,618	2,563	870
Acquisition fees and expenses	18,840	6,585	892
Asset management fees	3,614	1,369	—
Contingent purchase price consideration adjustment	(1,824)	—	—
Depreciation and amortization	16,765	2,101	—
Other expenses, net of other income	4,092	4,694	(2)
Income tax expense (benefit)	18	(17)	—

Net loss	$(18,100)	$(10,720)	$(1,760)

Invested in properties, end of period	$898,124	$242,200	$—

Operating results for the year ended December 31, 2013 reflect our $242.2 million of consolidated investments during 2012 being held for the full period, as well as additional consolidated investments of $655.9 million during 2013 for a portion of the period. We anticipate using a portion of our cash on hand as of December 31, 2013, as well as additional net offering proceeds received subsequent to year-end through the close of our Offering to invest in additional properties. As such, we anticipate additional operating income will be generated in subsequent periods due to further investment of Offering proceeds.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors”.

Fiscal year ended December 31, 2013 as compared to fiscal year ended December 31, 2012:

Rental Income from Operating Leases. Rental income from operating leases was approximately $23.3 million for the year ended December 31, 2013, as compared to $6.9 million for the year ended December 31, 2012. The increase in rental income from operating leases resulted from our ownership of ten senior housing communities for the full year, as compared to our ownership for a partial year in 2012. In addition, during the year ended December 31, 2013, we acquired 16 medical office buildings, one specialty hospital and six skilled nursing facilities, which further attributed to the increase in rental income from operating leases across years. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with operating leases.

Resident Fees and Services. Resident fees and services were approximately $27.6 million for the year ended December 31, 2013, as compared to $0.5 million for the year ended December 31, 2012. The increase in resident fees and services resulted from our ownership of five managed senior housing communities for the full year, as compared to our ownership for a partial month in 2012. In addition, during the year ended December 31, 2013, we acquired 15 additional managed senior housing communities, which further attributed to the increase in resident fees and services across years. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional managed senior housing communities.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $1.6 million for the year ended December 31, 2013. There was no tenant reimbursement income for the year ended December 31, 2012. This amount is comprised of common area maintenance (“CAM”) revenue for the 17 medical office buildings and one specialty hospital acquired during 2013. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with modified operating leases.

Interest Income on Note Receivable from Related Party. Interest income on note receivable from related party was approximately $0.1 million for the year ended December 31, 2013. There was no interest income on note receivable from related party for the year ended December 31, 2012. This amount is comprised of interest income on the ADC loan made to Crosland Southeast for the HCA Rutland development originated in June 2013. We expect this revenue stream to increase as this investment is held in future periods and additional monies are funded under the loan commitment.

Property Operating Expenses. Property operating expenses were approximately $20.9 million for the year ended December 31, 2013, as compared to $0.4 million for the year ended December 31, 2012. The increase in property operating expenses resulted from our ownership of five managed senior housing communities for the full year, as compared to our ownership for a partial month in 2012. In addition, during the year ended December 31, 2013, we acquired 15 additional managed senior housing communities, 16 medical office buildings and one specialty hospital, which further attributed to the increase in property operating expenses across years. We expect property operating expenses to increase as these investments are held in future periods and we acquire additional managed properties.

General and Administrative. General and administrative expenses were approximately $5.6 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively, and were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting, legal and other professional fees, and board of director fees. The increase in general and administrative expense was primarily attributed to increased costs as a result of the growth of our portfolio. Specifically, we incurred increased personnel expenses reimbursable to the Advisor due to increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting. We expect increases in general and administrative expenses in the future as we purchase additional real estate properties and the properties acquired as of December 31, 2013 become operational for a full period.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $19.5 million and $10.6 million for the years ended December 31, 2013 and 2012, respectively, of which approximately $0.1 million and $0.7 million, respectively, were capitalized as construction in process relating to our real estate under development and approximately $0.5 million and $3.3 million, respectively, were capitalized as investment in unconsolidated entities. In addition, approximately $0.1 million was capitalized as origination costs related to our note receivable from related party during the year ended December 31, 2013. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate or real estate-related assets.

Asset Management Fees. Asset management fees incurred were approximately $5.1 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively, of which approximately $0.1 million were capitalized as real estate under development and approximately $1.4 million in asset management fees were forgone in exchange for restricted stock shares under the terms of the Advisor Expense Support Agreement. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments. We expect increases in asset management fees in the future as we purchase additional real estate or real estate-related assets and the properties owned as of December 31, 2013 are operational for a full period; however, a portion of such fees may be settled in the form of forfeitable restricted stock under the Advisor Expense Support Agreement.

Property Management Fees. We incurred approximately $2.9 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, approximately $1.2 million and $0.4 million, respectively, were fees payable to the Property Manager while approximately $1.7 million and $0.02 million, respectively, were fees payable to third-party property managers. Additionally, we incurred approximately $0.3 million and $0.1 million, respectively, in construction management fees related to oversight of our senior housing developments, all of which were capitalized as real estate under development. Property management fees generally range from 2% to 5% of property revenues or an oversight fee equal to 1% of property revenues for those managed by a third-party and increased as a result of having made approximately $656 million in acquisitions subsequent to December 31, 2012 and properties acquired in 2012 being operational for the full year ended December 31, 2013. Although we expect total property management fees will increase during 2014, a portion of such fees may be settled in the form of forfeitable restricted stock under the Property Manager Expense Support Agreement.

Contingent purchase price consideration adjustment. At the time we acquired the Capital Health Communities, approximately $7.0 million of the purchase price was placed in an escrow account as the seller guaranteed us an annual return of at least $6.9 million, 7.0 million, and $7.1 million of net operating income on the acquired properties during 2013, 2014 and 2015, respectively (“Yield Guaranty”). At the time of acquisition, we allocated approximately $2.7 million to the fair value of contingent purchase price consideration as part of the total consideration transferred based on the probability of future Yield Guaranty payments. During the quarter ended December 31, 2013, based on lower than expected occupancy and revised projections of future net operating income, the seller was required to perform under the Yield Guaranty and will release approximately $2.6 million of the $7 million held in escrow to us in 2014 as a guaranteed return for the year ended December 31, 2013. As a result, we revised our fair value estimate by approximately $1.8 million as a reduction to our operating loss in the accompanying consolidated statements of operations.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $16.8 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively, and were comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The increase in depreciation and amortization expense resulted from our ownership of 15 senior housing communities for the full year in 2013, as compared to our ownership for a partial year in 2012. In addition, during the year ended December 31, 2013, we acquired 15 senior housing communities, 16 medical office buildings and one specialty hospital, which further attributed to the increase in depreciation and amortization expense across years. We expect depreciation and amortization expense to increase as these investments are held in future periods and we acquire additional properties.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $11.5 million and $6.0 million for the years ended December 31, 2013 and 2012, respectively, relating to debt outstanding on our properties, of which approximately $0.7 million and $0.1 million, respectively, were capitalized as real estate under development related to our senior housing developments. For the year ended December 31, 2013, we recorded a write-off of approximately $0.2 million as a loss on the early extinguishment of debt and paid an exit fee of $0.8 million upon the repayment of the CHTSunIV mezzanine loan prior to its maturity date. Similarly, for the year ended December 31, 2012, we recorded a write-off of approximately $0.5 million in loan costs in connection with the refinancing of the Primrose Bridge Loan. During 2013, our average debt balance increased by approximately $268.3 million and our weighted average interest rate increased by 0.33%, which both contributed to the increase in interest expense and loan cost amortization across years. We expect increases in interest expense and loan cost amortization as we incur additional indebtedness and borrowings are outstanding for a full period.

Equity in Earnings of Unconsolidated Entities. Our unconsolidated entities generated equity in earnings of approximately $2.1 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively, relating to our investments in the CHTSunIV, Windsor Manor and Montecito joint ventures. Equity in earnings or losses are allocated using the hypothetical liquidation method book value (“HLBV”), which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of our distribution preferences. We expect equity in earnings to be directly affected by the CHTSunIV Disposition, as described above in “Sources of Liquidity and Capital Resources – Distributions from Unconsolidated Entities.”

Gain on Sale of Investment in Unconsolidated Entity. During the year end December 31, 2013, we recognized a gain of approximately $4.5 million related to the CHTSunIV Disposition. See “Sources of Liquidity and Capital Resources – Distributions from Unconsolidated Entities” for additional information. There was no sale of unconsolidated entities during the year ended December 31, 2012 nor do we currently expect future sales on investments in unconsolidated entities.

Income Tax Benefit (Expense). For the year ended December 31, 2013, we recognized state and federal income tax expense related to our properties held in taxable REIT subsidiaries of approximately $0.02 million. In contrast, for the year ended December 31, 2012, we recognized state and federal income tax benefits related to our properties held in taxable REIT subsidiaries of approximately $0.02 million.

Fiscal year ended December 31, 2012 as compared to fiscal year ended December 31, 2011:

Rental Income from Operating Leases. Rental income from operating leases was approximately $6.9 million for the year ended December 31, 2012, as a result of the five senior housing communities acquired in February 2012 and the five senior housing communities acquired in December 2012. We did not earn any rental income in 2011.

Resident Fees and Services. Resident fees and services were approximately $0.5 million for the year ended December 31, 2012 as a result of the five managed senior housing communities acquired in December 2012. We did not own any properties in 2011.

Property Operating Expenses. Property operating expenses were approximately $0.4 million for the year ended December 31, 2012 as a result of the five managed senior housing communities acquired in December 2012. We did not incur property operating expenses during 2011.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $10.6 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively, of which approximately $0.7 million was capitalized as real estate under development and approximately $3.3 million was capitalized as investments in unconsolidated entities during 2012.

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

Property Management Fees. We incurred approximately $0.4 million for the year ended December 31, 2012, primarily as a result of services in managing the property operations of our fifteen senior housing communities. Additionally during the year ended December 31, 2012, we incurred approximately $0.1 million in construction management fees related to oversight of our development property, all of which were capitalized as real estate under development.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $2.1 million for the year ended December 31, 2012, and were comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our fifteen wholly-owned senior housing communities. There were no real estate assets held as of December 31, 2011.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $6.0 million for the year ended December 31, 2012, relating to debt outstanding on our properties, of which approximately $0.1 million were capitalized as development costs relating to our senior housing developments. Included in interest expense and loan cost amortization for the year ended December 31, 2012 was approximately $0.5 million in loan costs that were written off in connection with the refinancing of the Primrose Bridge Loan. There were no outstanding loans as of December 31, 2011.

Equity in Earnings of Unconsolidated Entities. Our unconsolidated entities generated equity in earnings of approximately $1.1 million for the year ended December 31, 2012 relating to our investments in the CHTSunIV and Windsor Manor joint ventures. Equity in earnings or losses are allocated using the hypothetical liquidation method book value (“HLBV”), which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of our distribution preferences.

Benefit from Income Taxes. During the year ended December 31, 2012, we recognized state and federal income tax benefits related to our properties held in TRS resulting in a net tax benefit of $0.02 million. We did not record any income tax benefit or expense for the year ended December 31, 2011.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(18,100)	$(10,720)	$(1,760)
Adjustments:
Depreciation and amortization	16,765	2,101	—
Gain or loss related to sale of real estate assets	(4,486)	—	—
FFO adjustments from unconsolidated entities (6)	2,767	2,377	—

Total funds from operations	(3,054)	(6,242)	(1,760)
Acquisition fees and expenses (1)	18,840	6,585	892
Straight-line adjustments for leases (2)	(2,023)	(843)	—
Amortization of above/below market intangible assets and liabilities (3)	68	—	—
Loss on extinguishment of debt (4)	244	460	—
Contingent purchase price consideration adjustment (5)	(1,824)	—	—
MFFO adjustments from unconsolidated entity (6)	330	837	—

Modified funds from operations	$12,581	$797	$(868)

Weighted average number of shares of common stock outstanding (basic and diluted) (7)	38,353	10,355	2,606

Net loss per share (basic and diluted)	$(0.47)	$(1.04)	$(0.68)

FFO per share (basic and diluted)	$(0.08)	$(0.60)	$(0.68)

MFFO per share (basic and diluted)	$0.33	$0.08	$(0.33)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses for business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(3)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs is a non-recurring, non-cash adjustments that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(5)	Management believes that the elimination of the contingent purchase price consideration adjustment included in operating income (expense) for GAAP purposes is appropriate because the adjustment is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(6)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
(7)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of December 31, 2013 (in thousands):

	Payments Due by Period
	2014	2015-2016	2017-2018	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$23,552	$114,355	$255,499	$131,110	$524,516
Revolving Credit Facility (principal and interest)	3,228	103,880	—	—	107,108
Development contracts on development properties (1)	23,977	3,673	—	—	27,650
Ground and air rights leases	191	391	403	21,052	22,037
ADC Loan commitment	2,426	—	—	—	2,426

	$53,374	$222,299	$255,902	$152,162	$683,737

FOOTNOTE:

(1)	The amounts presented above represent accrued development costs as of December 31, 2013 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs. The amounts include approximately $24.7 million of contractual obligations with third-party developers and approximately $1.0 million of additional expected development costs that have been included in the respective development budgets.
(2)	Ground and air rights leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2053 to 2082.

Off-Balance Sheet Obligations

Windsor Manor Joint Venture

We, through our Windsor Manor joint venture, acquired a 75% membership interest in five senior housing communities in Iowa (three in 2012 and two in 2013) collectively valued at approximately $31.1 million. In connection with the first acquisition of the three properties, the Windsor Manor joint venture obtained a $12.4 million bridge loan of which a portion was used to refinance the existing indebtedness encumbering the properties in the portfolio. The recourse loan which is collateralized by the properties had a maturity date of August 31, 2013 or the date upon which permanent financing was obtained, however, Windsor Manor had the option to extend the maturity date until November 30, 2013. The bridge loan required monthly interest-only payments until maturity. The bridge loan bears interest at a rate per annum equal to (a) 3.75% plus the greater of (i) the lenders prime rate, (ii) the Federal Funds Effective Rate (as defined in the agreement) in effect from time to time plus 1/2 of 1% per annum, or (b) the Daily LIBOR Rate (as defined in the agreement). At the time of the disbursement and periodically during the term, Windsor Manor has the option to elect to have the bridge loan bear interest at a rate equal to a LIBOR based rate (as defined in the agreement) plus 3.75%. We and our co-venture partner have provided guarantees in proportion to our ownership percentages. In August 2013, in connection with receiving a waiver from the lender relating to a minimum occupancy requirement for the quarter ended June 30, 2013, the Windsor Manor joint venture modified its loan agreement to amend the thresholds for minimum occupancy and debt service coverage under the loan agreement, and extended the maturity date from August 31, 2013 to June 30, 2014. Pursuant to the loan modification an appraisal was obtained which reflected an aggregate fair value of approximately $17.8 million of the property. As a result, the required principal reduction of $0.8 million was paid on October 8, 2013. As of December 31, 2013, $11.6 million remained outstanding under the loan agreement, which we expect to refinance the loan agreement prior to its June 30, 2014 maturity date.

In connection with the second acquisition of the two properties, the Windsor Manor joint venture assumed loans encumbering each of the properties with a then-current outstanding principal balance of approximately $6.0 million. The assumed loan collateralized by the Grinnell community is a 35-year, fully-amortizing, non-recourse loan in the total amount of approximately $2.8 million, which bears interest at a rate of 4.12% plus a 50 basis points mortgage insurance premium (“MIP”) and matures on September 2045. The assumed loan collateralized by the Indianola community is a 35-year, fully-amortizing, non-recourse loan in the total amount of approximately $3.2 million, which bears interest at a rate of 4.90% plus a 50 basis points MIP and matures in June 2045.

Montecito Joint Venture

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

See Item 8, “Financial Statements and Supplemental Data” – Note 8 “Unconsolidated Entities” in the accompanying consolidated financial statements for additional information related to these joint ventures.

Related-Party Transactions

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Item 8, “Financial Statements and Supplemental Data” – Note 11 “Related Party Arrangements” in the accompanying consolidated financial statements.

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the allocation of purchase price, the analysis of real estate impairments, the analysis of residual value and economic lives for leased properties, the valuation of contingent assets and liabilities, and the valuation of restricted stock shares issued to the Advisor or Property Manager. Accordingly, actual results could differ from those estimates.

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

Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid and management’s estimate of the fair market lease rates for each in-place lease. The purchase price is further allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered include estimates of carrying costs during hypothetical expected lease up periods, including estimates of lost rental income during the expected lease up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses and may include assumptions for lease renewals of below market leases.

We may also enter into yield guarantees in connection with an acquisition, whereby the seller agrees to hold a portion of the purchase price in escrow that may be repaid to us in the event certain thresholds are not met. In calculating the estimated fair value of the yield guaranty, we consider information obtained about each property during the due diligence and budget process as well as discount rates to determine the fair value. We evaluate the fair value of the yield guaranty at each reporting period and record any adjustments to the fair value as a component of operating income (expense) in the consolidated statement of operations.

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

Impairment of Real Estate Assets. Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. Generally, a property value is considered impaired if management’s estimate of current and projected cash flows (undiscounted and unleveraged) of the property over its estimated holding period is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property is adjusted to an amount to reflect the estimated fair value of the property.

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

Income Taxes. To qualify as a REIT, we are subject to certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal taxes on our TRS entities and will be subject to taxes in other jurisdictions such as state, local or foreign jurisdictions.

Shares Based Payments to Non-Employees. In connection with the advisor expense support and restricted stock agreement (the “Advisor Expense Support Agreement”) and the property manager expense support and restricted stock agreement (the “Property Manager Expense Support Agreement”) described in Note 11, “Related Party Arrangements,” (hereinafter collectively referred to as the “Expense Support Agreements”), we may issue subordinated forfeitable restricted stock (“Restricted Stock”) to the Advisor or the Property Manager on a quarterly basis in exchange for providing expense support in the event that cash distributions declared exceed modified funds from operations as defined by the Expense Support Agreements.

The Restricted Stock is forfeited if shareholders do not ultimately receive their original invested capital back with at least a 6% annualized return of investment upon a future liquidity or disposition event. Upon issuance of Restricted Stock, we measure the fair value at our then-current lowest aggregate fair value pursuant to ASC 505-50. On the date in which the Advisor or the Property Manager satisfies the vesting criteria, we remeasure the fair value of the Restricted Stock pursuant to ASC 505-50 and record expense equal to the difference between the original fair value and that of the remeasurement date. In addition, given that performance is outside the control of the Advisor or the Property Manager and involves both market conditions and counterparty performance conditions, the shares are treated as unissued for accounting purposes and we only include the Restricted Stock in the calculation of diluted earnings per share to the extent their effect is dilutive and the vesting conditions have been satisfied as of the reporting date.

Pursuant to the Expense Support Agreements, the Advisor or the Property Manager shall be the record owner of the Restricted Stock until the shares of common stock are sold or otherwise disposed of, and shall be entitled to all of the rights of a stockholder including, without limitation, the right to vote such shares (to the extent permitted by the Articles) and receive all dividends and other distributions paid with respect to such shares. All dividends or other distributions actually paid to the Advisor or the Property Manager in connection with the Restricted Stock shall vest immediately and will not be subject to forfeiture. We recognize expense related to the dividends on the Restricted Stock shares as declared.

Revenue Recognition — Rental income from operating leases is recorded on the straight-line basis over the terms of the leases. Our leases require the tenants to pay certain additional contractual amounts that are set aside by us for replacements of fixed assets and other improvements to the properties. These amounts are and will remain our property during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income from operating leases in the accompanying consolidated statement of operations. Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved.

Resident fees and services consist of monthly services, which include rent, assistance and other related services. Agreements with residents are generally for an initial term of three months and are cancelable by the residents with 30 days’ notice.

Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the terms of the leases and are recognized in the period in which the related reimbursable expenses are incurred.

Interest income is recognized on an accrual basis when earned. Any deferred portion of contractual interest is recognized on a straight-line basis over the term of the corresponding note receivable. Loan origination fees incurred are recognized as a reduction in interest income over the term of the note receivable.

Impact of Accounting Pronouncements

See Item 8, “Financial Statements and Supplemental Data” – Note 2 “Significant Accounting Policies” for additional information about the impact of accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and to make loans and other permitted investments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We may be exposed to foreign currency exchange rate movements in the event that we invest outside of the United States. At such time as we have foreign investments, we will evaluate various foreign currency risk mitigating strategies in an effort to minimize any impact on earnings.

The following is a schedule as of December 31, 2013, of our fixed and variable rate debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt	$6,342	$6,616	$6,893	$7,200	$145,461	$118,305	$290,817	$282,900	(1)

Weighted average interest rate on fixed debt	4.23%	4.23%	4.23%	4.23%	4.30%	4.11%	4.22%

Variable rate debt (2)	$827	$3,088	$164,259	$14,846	$62,770	$—	$245,790	$247,000

Average interest rate on variable rate debt	Libor + 2.97%	Libor + 2.97%	Libor + 2.98%	Libor + 2.65%	Libor + 2.54%	Not Applicable	Libor + 2.88%

FOOTNOTE:

(1)	The estimated fair value of our fixed rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2013. We determined market rates through discussions with our existing lenders and by pricing our loans with similar terms and current rates and spreads.
(2)	As of December 31, 2013, approximately $124.3 million has been swapped to fixed rates with notional amounts that begin to settle in 2015 and continue through the maturity date of the respective loan (ranging from 2016 through 2018). We did not swap any variable as of or for the year ended December 31, 2012.

Management estimates that the results of a hypothetical one-percentage point increase in LIBOR for 2014 compared to LIBOR rates as of December 31, 2013 will result in additional interest expense on our variable rate debt of approximately $2.5 million. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels or any offsetting gains on interest rate swap contracts.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

CNL Healthcare Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, present fairly, in all material respects, the financial position of CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc., and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 27, 2014

Orlando, Florida

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Real estate assets:
Real estate investment properties, net (including VIEs $72,053 and $0, respectively)	$848,791	$230,411
Real estate under development, including land (including VIEs $16,210 and $8,399, respectively)	17,409	8,462

Total real estate assets, net	866,200	238,873

Intangibles, net (including VIEs $4,535 and $0, respectively)	52,400	7,024
Cash (including VIEs $727 and $9, respectively)	44,209	18,262
Investments in unconsolidated entities	18,438	64,560
Deposits	8,892	282
Loan costs, net (including VIEs $912 and $548, respectively)	7,919	3,338
Other assets (including VIEs $21 and $231, respectively)	6,445	3,985
Note receivable from related party	3,949	—
Restricted cash (including VIEs $257 and $236, respectively)	2,839	610
Deferred rent (including VIEs $104 and $0, respectively)	2,782	843

Total assets	$1,014,073	$337,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage and other notes payable (including VIEs $52,596 and $2, respectively)	$438,107	$193,151
Revolving credit facility	98,500	—
Accounts payable and accrued expenses (including VIEs $309 and $7, respectively)	7,887	2,215
Other liabilities (including VIEs $939 and $0, respectively)	7,243	159
Accrued development costs (including VIEs $7,047 and $311, respectively)	7,047	311
Due to related parties (including VIEs $112 and $71, respectively)	3,308	1,290

Total liabilities	562,092	197,126

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized; 58,308 and 18,448 shares issued and 58,218 and 18,447 shares outstanding as of December 31, 2013 and December 31, 2012, respectively	582	184
Capital in excess of par value	500,361	156,200
Accumulated loss	(30,580)	(12,480)
Accumulated distributions	(17,423)	(3,253)
Accumulated other comprehensive loss	(959)	—

Total stockholders’ equity	451,981	140,651

Total liabilities and stockholders’ equity	$1,014,073	$337,777

The abbreviation VIEs above means variable interest entities.

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Revenues:
Rental income from operating leases	$23,297	$6,925	$—
Resident fees and services	27,550	460	—
Tenant reimbursement income	1,640	—	—
Interest income on note receivable from related party	118	—	—

Total revenues	52,605	7,385	—

Expenses:
Property operating expenses	20,940	406	—
General and administrative	5,618	2,563	870
Acquisition fees and expenses	18,840	6,585	892
Asset management fees	3,614	1,369	—
Property management fees	2,642	404	—
Contingent purchase price consideration adjustment	(1,824)	—	—
Depreciation and amortization	16,765	2,101	—

Total expenses	66,595	13,428	1,762

Operating loss	(13,990)	(6,043)	(1,762)

Other income (expense):
Interest and other income	74	13	2
Interest expense and loan cost amortization	(10,799)	(5,850)	—
Equity in earnings of unconsolidated entities	2,147	1,143	—
Gain on sale of investment in unconsolidated entity	4,486	—	—

Total other income (expense)	(4,092)	(4,694)	2

Loss before income taxes	(18,082)	(10,737)	(1,760)
Income tax benefit (expense)	(18)	17	—

Net loss	$(18,100)	$(10,720)	$(1,760)

Net loss per share of common stock (basic and diluted)	$(0.47)	$(1.04)	$(0.68)

Weighted average number of shares of common stock outstanding (basic and diluted)	38,353	10,355	2,606

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net loss	$(18,100)	$(10,720)	$(1,760)

Other comprehensive loss:
Unrealized loss on derivative financial instrument	(1,042)	—	—
Unrealized gain on derivative financial instrument of equity method investment	83	—	—

Total other comprehensive loss	(959)	—	—

Comprehensive loss	$(19,059)	$(10,720)	$(1,760)

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

						Accumulated
	Common Stock		Capital in			Other	Total
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	Loss	Distribution	Loss	Equity
Balance at December 31, 2010	22	$—	$200	$—	$—	$—	$200
Subscriptions received for common stock through public offering and reinvestment plan	1,331	13	13,277	—	—	—	13,290
Stock distributions	4	—	—	—	—	—	—
Stock issuance and offering costs	—	—	(1,972)	—	—	—	(1,972)
Net loss	—	—	—	(1,760)	—	—	(1,760)
Cash distributions, declared and paid or reinvested ($0.06666 per share)	—	—	—	—	(56)	—	(56)

Balance at December 31, 2011	1,357	13	11,505	(1,760)	(56)	—	9,702
Subscriptions received for common stock through public offering and reinvestment plan	16,850	169	168,097	—	—	—	168,266
Stock distributions	240	2	(2)	—	—	—	—
Redemption of common stock	(1)	—	(10)	—	—	—	(10)
Stock issuance and offering costs	—	—	(23,390)	—	—	—	(23,390)
Net loss	—	—	—	(10,720)	—	—	(10,720)
Cash distributions, declared and paid or reinvested ($0.39996 per share)	—	—	—	—	(3,197)	—	(3,197)

Balance at December 31, 2012	18,446	184	156,200	(12,480)	(3,253)	—	140,651
Subscriptions received for common stock through public offering and reinvestment plan	38,798	388	386,975	—	—	—	387,363
Stock distributions	1,063	11	(11)	—	—	—	—
Redemptions of common stock	(89)	(1)	(826)	—	—	—	(827)
Stock issuance and offering costs	—	—	(41,977)	—	—	—	(41,977)
Net loss	—	—	—	(18,100)	—	—	(18,100)
Cash distributions, declared and paid or reinvested ($0.39996 per share)	—	—	—	—	(14,170)	—	(14,170)
Other comprehensive loss	—	—	—	—	—	(959)	(959)

Balance at December 31, 2013	58,218	$582	$500,361	$(30,580)	$(17,423)	$(959)	$451,981

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2013	2012	2011
Operating activities:
Net loss	$(18,100)	$(10,720)	$(1,760)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	16,765	2,101	—
Amortization of loan costs	1,433	1,161	—
Accretion of note origination costs	80	—	—
Amortization of above and below market leases	68	—	—
Straight-line rent adjustments	(2,023)	(843)	—
Deferred tax assets, net	31	(31)	—
Loss on extinguishment of debt	244	460	—
Contingent purchase price consideration adjustment	(1,824)	—	—
Equity in earnings of unconsolidated entities, net of distributions	1,620	465	—
Gain on sale of unconsolidated entity	(4,486)	—	—
Changes in operating assets and liabilities:
Other assets	(740)	(1,113)	(51)
Due from related parties	(25)	—	—
Accounts payable and accrued expenses	5,450	1,569	658
Other liabilities	2,907	—	—
Due to related parties	1,646	582	68

Net cash provided by (used in) operating activities	3,046	(6,369)	(1,085)

Investing activities:
Acquisition of properties	(655,924)	(241,800)	—
Development of properties	(23,246)	(8,050)	—
Distributions from unconsolidated entities	222	—	—
Investments in unconsolidated entities	(12,912)	(65,025)	—
Proceeds from sale of unconsolidated entity	61,761	—	—
Changes in restricted cash	(2,229)	(610)	—
Deposits on real estate	(7,419)	(145)	(400)
Issuance of note receivable from related party	(3,686)	—	—
Payment of leasing costs	(12)	(17)	—
Capital expenditures	(347)	—	—

Net cash flows used in investing activities	(643,792)	(315,647)	(400)

Financing activities:
Subscriptions received for common stock through public offering	379,772	166,527	13,263
Payment of stock issuance costs	(41,821)	(22,917)	(1,849)
Distributions to stockholders, net of distribution reinvestments	(6,579)	(1,459)	(28)
Redemption of common stock	(706)	(10)	—
Proceeds from credit facility	98,500	—	—
Proceeds from mortgage and other notes payable	362,392	264,780	—
Principal payments on mortgage and other notes payable	(117,436)	(71,628)	—
Lender deposits	(1,110)	(138)	(100)
Payment of loan costs	(6,319)	(4,879)	—

Net cash flows provided by financing activities	666,693	330,276	11,286

Net increase in cash	25,947	8,260	9,801
Cash at beginning of period	18,262	10,002	201

Cash at end of period	$44,209	$18,262	$10,002

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended December 31
	2013	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $0.5 million, $0.05 million and $0, respectively	$8,720	$3,377	$—

Cash paid for income taxes	$13	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$752	$595	$124

Loan costs	$241	$136	$—

Accrued development costs	$7,047	$311	$—

Construction management fee	$40	$43	$—

Redemptions payable	$121	$—	$—

Stock distributions (at par)	$11	$2	$—

Loan cost amortization capitalized on development properties	$97	$56	$—

Unrealized loss on derivative financial instrument, net	$959	$—	$—

Contingent purchase price consideration	$507	$—	$—

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

1.	Organization

CNL Healthcare Properties, Inc. (the “Company”) is a Maryland corporation incorporated on June 8, 2010 that elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the year ended December 31, 2012.

The Company is externally advised by CNL Healthcare Corp. (the “Advisor”) and its property manager is CNL Healthcare Manager Corp. (the “Property Manager”), each of which is a Florida corporation and a wholly owned affiliate of CNL Financial Group, LLC, the Company’s sponsor. CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc. (“CNL”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the operating partnership and the Advisor. Substantially all of the Company’s acquisition, operating, administrative and certain property management services, are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. In addition, sub-property managers have been engaged by the Company to provide certain property management services.

On June 27, 2011, the Company commenced its initial public offering of up to $3.0 billion of common stock (the “Offering”), including shares being offered from its distribution reinvestment plan (the “Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The shares were initially being offered at $10 per share and effective December 11, 2013 are being offered at $10.14 per share, or $9.64 per share pursuant to the Reinvestment Plan. The Company plans to extend the Offering through the earlier of December 24, 2014 or the effective date of a subsequent registration statement.

The Company’s investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the senior housing, medical office, post-acute care and acute care asset classes. The types of senior housing that the Company may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, and memory care facilities. The types of medical offices that the Company may acquire include medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that the Company may acquire include skilled nursing facilities, long-term acute care hospitals and inpatient rehabilitative facilities. The types of acute care facilities that the Company may acquire include general acute care hospitals and specialty surgical hospitals. The Company views, manages and evaluates its portfolio homogeneously as one collection of healthcare assets with a common goal to maximize revenues and property income regardless of the asset class or asset type.

The Company primarily expects to lease its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs); however, the Company is committed to investing the proceeds of its Offering through other strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets. Accordingly, the Company may lease to wholly-owned taxable REIT subsidiaries (“TRS”) and engage independent third-party managers under management agreements to operate the properties as permitted under applicable tax regulations. In addition, the Company expects most investments will be wholly owned, although, the Company has and may continue to invest through partnerships with other entities where we believe it is appropriate and beneficial. The Company has and may continue to invest in new property developments or properties which have not reached full stabilization. Finally, the Company also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types. The Company generally makes loans to the owners of properties to enable them to acquire land, buildings, or to develop property. In exchange, the owner generally grants the Company a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

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

Allocation of Purchase Price for Real Estate Acquisitions — Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements, tenant improvements and equipment), intangible assets (consisting of in-place leases and above or below market lease values), liabilities assumed and any contingent liabilities in order to allocate the purchase price. In estimating the fair value of the assets acquired and liabilities assumed, the Company considers information obtained about each property as a result of its due diligence and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on the determination of the fair values of these assets.

The purchase price is allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease(s). Factors considered include estimates of carrying costs during hypothetical expected lease up periods, including estimates of lost rental income during the expected lease up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual rents to be paid pursuant to the lease and management’s estimate of the fair market lease rates for each in-place lease and may include assumptions for lease renewals of below market leases.

The Company may also enter into yield guarantees in connection with an acquisition, whereby the seller agrees to hold a portion of the purchase price in escrow that may be repaid to the Company in the event certain thresholds are not met. In calculating the estimated fair value of the yield guaranty, the Company considers information obtained about each property during the due diligence and budget process as well as discount rates to determine the fair value. The Company evaluates the fair value of the yield guaranty at each reporting period and records any adjustments to the fair value as a component of operating income (expense) in the consolidated statement of operations. Refer to Note 9 “Contingent Purchase Price Consideration,” for information on a contingent payment related to an earn-out agreement acquired in conjunction with the purchase of Medical Portfolio I.

Leasing Costs — The Company defers costs that it incurs to obtain new tenant leases or extend existing tenant leases and classifies these costs as intangible assets, net of accumulated amortization. The Company amortizes these costs using the straight-line method of accounting over the shorter of the respective lease term or estimated useful life. If a lease is terminated early, the Company will expense any applicable unamortized deferred leasing costs.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the allocation of purchase price, the analysis of real estate impairments, the valuation of contingent assets and liabilities, and the valuation of restricted stock shares issued to the Advisor or Property Manager. Accordingly, actual results could differ from those estimates.

Investments in Unconsolidated Entities — The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not maintain a controlling financial interest over these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entities. Based on the respective venture structures and preferences the Company receives on distributions and liquidation, the Company records its equity in earnings of the entities under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognizes income or loss in each period as if the net book value of the assets in the ventures were hypothetically liquidated at the end of each reporting period pursuant to the provisions of the joint venture agreements. In any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation. The Company’s investment in unconsolidated entities is accounted for as an asset acquisition in which acquisition fees and expenses are capitalized as part of the basis in the investment in unconsolidated entities. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

Real Estate Under Development — The Company records real estate under development at cost, including acquisition fees and closing costs incurred. The cost of the real estate under development includes direct and indirect costs of development, including interest and miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. In addition, during active development, all operating expenses related to the project, including property expenses such as real estate taxes and insurance, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized development costs. Preleasing costs are expensed as incurred.

Capitalized Interest — Interest and loan cost amortization attributable to funds used to finance real estate under development is capitalized as additional costs of development. The Company capitalizes interest at the weighted average interest rate of the Company’s outstanding indebtedness and based on its weighted average expenditures for the period. Capitalization of interest on a specific project ceases when the project is substantially complete and ready for occupancy. During the years ended December 31, 2013 and 2012, the Company incurred interest expense and loan cost amortization of approximately $11.5 million and $6.0 million, respectively, of which approximately $0.7 million and $0.1 million, respectively, was capitalized according to this policy.

Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest method. As of December 31, 2013 and 2012, the accumulated amortization of loan costs was approximately $2.5 million and $0.7 million, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

Depreciation and Amortization — Real estate costs related to the acquisition and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Real estate assets are stated at cost less accumulated depreciation, which is computed using the straight-line method of accounting over the estimated useful lives of the related assets. Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are the lesser of 39 and 15 years, respectively, or the remaining life of the ground lease.

Amortization of intangible assets is computed using the straight-line method of accounting over the shorter of the respective lease term or estimated useful life. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs related to the lease would be written off.

Impairment of Real Estate Assets — Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset group to the estimated fair value of the property.

When impairment indicators are present for real estate indirectly owned, through an investment in a joint venture or other similar investment structure accounted for under the equity method, the Company compares the estimated fair value of its investment to the carrying value. An impairment charge will be recorded to the extent the fair value of its investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less during the year.

As of December 31, 2013, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

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

Realized and unrealized gain (loss) on derivative financial instruments designated by either the Company or its unconsolidated equity method investment as cash flow hedges are reported as a component of other comprehensive income (loss), a component of stockholders’ equity, in the accompanying consolidated statements of comprehensive income (loss) to the extent they are effective; reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying condensed consolidated statements of operations as derivative gain (loss). Realized and unrealized gain (loss) on derivative financial instruments designated as cash flow hedges that are entered into by the Company’s equity method investments are reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investment, with reclassifications and ineffective portions being included in equity in earnings (loss) of unconsolidated entities in the accompanying consolidated statements of operations.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

Mortgages and Other Notes Payable — Mortgages and other notes payable are recorded at the stated principal amount and are generally collateralized by the Company’s properties. Mortgages and other notes payable assumed in connection with an acquisition are recorded at fair market value as of the date of the acquisition.

Shares Based Payments to Non-Employees — In connection with the advisor expense support and restricted stock agreement (the “Advisor Expense Support Agreement”) and the property manager expense support and restricted stock agreement (the “Property Manager Expense Support Agreement”) described in Note 11, “Related Party Arrangements,” (hereinafter collectively referred to as the “Expense Support Agreements”), the Company may issue subordinated forfeitable restricted stock (“Restricted Stock”) to the Advisor or the Property Manager on a quarterly basis in exchange for providing expense support in the event that cash distributions declared exceed modified funds from operations as defined by the Expense Support Agreements.

The Restricted Stock is forfeited if shareholders do not ultimately receive their original invested capital back with at least a 6% annualized return of investment upon a future liquidity or disposition event of the Company. Upon issuance of Restricted Stock, the Company measures the fair value at its then-current lowest aggregate fair value pursuant to ASC 505-50. On the date in which the Advisor or the Property Manager satisfies the vesting criteria, the Company remeasures the fair value of the Restricted Stock pursuant to ASC 505-50 and records expense equal to the difference between the original fair value and that of the remeasurement date. In addition, given that performance is outside the control of the Advisor or the Property Manager and involves both market conditions and counterparty performance conditions, the shares are treated as unissued for accounting purposes and the Company only includes the Restricted Stock in the calculation of diluted earnings per share to the extent their effect is dilutive and the vesting conditions have been satisfied as of the reporting date.

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

Acquisition Fees and Expenses — Acquisition fees, including investment services fees and expenses associated with transactions deemed to be business combinations (including investment transactions that are no longer under consideration), are expensed as incurred. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized. The Company incurred approximately $19.5 million, $10.6 million and $0.9 million in acquisitions fees and expenses during the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013 and 2012, approximately $0.1 million and $0.7 million, respectively, was capitalized as real estate under development, approximately $0.5 million and $3.3 million, respectively, was capitalized as investment in unconsolidated entities, approximately $0.1 million and $0, respectively, was capitalized as origination costs related to the note receivable from related party, and the remaining was expensed. There were no acquisition fees and expenses capitalized for the year ended December 31, 2011.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

Redemptions — Under the Company’s stock redemption plan, a stockholder’s shares are deemed to have been redeemed as of the date that the Company accepts the stockholder’s request for redemption. From and after such date, the stockholder by virtue of such redemption is no longer entitled to any rights as a stockholder in the Company. Shares redeemed are retired and not available for reissue.

Revenue Recognition — Rental income from operating leases is recorded on the straight-line basis over the terms of the leases. The Company’s leases require the tenants to pay certain additional contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties. These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income from operating leases in the accompanying consolidated statement of operations. Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved.

Resident fees and services consist of monthly services, which include rent, assistance and other related services. Agreements with residents are generally for an initial term of 3 months and are cancelable by the residents with 30 days’ notice.

Tenant reimbursement income represents amounts tenants are required to reimburse the Company in accordance with the terms of the leases and are recognized in the period in which the related reimbursable expenses are incurred.

Interest income is recognized on an accrual basis when earned. Any deferred portion of contractual interest is recognized on a straight-line basis over the term of the corresponding note receivable. Loan origination fees incurred are recognized as a reduction in interest income over the term of the note receivable.

Net Loss per Share — Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding for the full periods presented. Therefore, the weighted average number of shares outstanding for the years ended December 31, 2013, 2012 and 2011 have been revised to include stock distributions declared and issued through the date of this filing as if they were outstanding as of the beginning of each period presented.

Segment Information — Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has determined that it operates in one operating segment, real estate ownership. The Company’s chief operating decision maker evaluates the Company’s operations from a number of different operational perspectives including but not limited to a property-by-property basis and by tenant or operator. The Company derives all significant revenues from a single reportable operating segment of business, healthcare real estate regardless of the type (senior housing, medical office, etc.) or ownership structure (leased or managed). Accordingly, the Company does not report segment information; nevertheless, management periodically evaluates whether the Company continues to have one single reportable segment of business.

Reclassifications — Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net loss or stockholders’ equity.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

Income Taxes — The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2012. In order to be taxed as a REIT, the Company is subject to certain organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on income that the Company distributes as dividends. If the Company fails to quality as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside of the United States based on the jurisdictions in which the Company conducts business.

The Company has and will continue to form subsidiaries which may elect to be taxed as a TRS for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to tax on its taxable income from its operations. The Company will account for federal and state income taxes with respect to a TRS using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit forwards.

Prior to the Company’s REIT election, it was subject to corporate federal and state income taxes. Prior to and including the year ended December 31, 2011, the Company did not have earnings. The tax years from 2010 to 2013 remain subject to examination by taxing authorities throughout the United States. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

3.	Acquisitions

Real Estate Investment Properties — During the year ended December 31, 2013, the Company acquired the following 38 properties, which were comprised of six skilled nursing facilities (“SNFs”), 16 medical office buildings (“MOBs”), 15 senior housing communities and a specialty hospital:

Property Name	Location	Asset Type	Date Acquired	Purchase Price (in thousands)

Perennial Communities (“Perennial SNFs”)
Batesville Healthcare Center	Batesville, AR	Skilled Nursing	05/31/13	$6,206
Broadway Healthcare Center	West Memphis, AR	Skilled Nursing	05/31/13	11,799
Jonesboro Healthcare Center	Jonesboro, AR	Skilled Nursing	05/31/13	15,232
Magnolia Healthcare Center	Magnolia, AR	Skilled Nursing	05/31/13	11,847
Mine Creek Healthcare Center	Nashville, AR	Skilled Nursing	05/31/13	3,374
Searcy Healthcare Center	Searcy, AR	Skilled Nursing	05/31/13	7,898

LaPorte Cancer Center	Westville, IN	Medical Office	06/14/13	13,100

Knoxville Medical Office Properties (“Knoxville MOBs”)
Physicians Plaza A at North Knoxville Medical Center	Powell, TN	Medical Office	07/10/13	18,124
Physicians Plaza B at North Knoxville Medical Center	Powell, TN	Medical Office	07/10/13	21,800
Physicians Regional Medical Center – Central Wing Annex	Knoxville, TN	Medical Office	07/10/13	5,775
Jefferson Medical Commons	Jefferson City, TN	Medical Office	07/10/13	11,616

HarborChase of Jasper	Jasper, AL	Senior Housing	08/01/13	7,300

Medical Portfolio I Properties (“Medical Portfolio I”)
Doctors Specialty Hospital	Leawood, KS	Specialty Hospital	08/16/13	10,003
John C. Lincoln Medical Office Plaza I	Phoenix, AZ	Medical Office	08/16/13	4,420
John C. Lincoln Medical Office Plaza II	Phoenix, AZ	Medical Office	08/16/13	3,106
North Mountain Medical Plaza	Phoenix, AZ	Medical Office	08/16/13	6,185
Escondido Medical Arts Center	Escondido, CA	Medical Office	08/16/13	15,602
Chestnut Commons Medical Office Building	Elyria, OH	Medical Office	08/16/13	20,712

South Bay I Communities
Raider Ranch	Lubbock, TX	Senior Housing	08/29/13	55,000
Town Village	Oklahoma City, OK	Senior Housing	08/29/13	22,500

Calvert Medical Office Properties (“Calvert MOBs”)
Calvert Medical Office Building I, II, & III	Prince Frederick, MD	Medical Office	08/30/13	16,409
Calvert Medical Arts Center	Prince Frederick, MD	Medical Office	08/30/13	19,320
Dunkirk Medical Center	Dunkirk, MD	Medical Office	08/30/13	4,617

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

3.	Acquisitions (continued)

Property Name	Location	Asset Type	Date Acquired	Purchase Price (in thousands)

Pacific Northwest I Communities
MorningStar of Billings	Billings, MT	Senior Housing	12/02/13	48,300
MorningStar of Boise	Boise, ID	Senior Housing	12/02/13	39,964
MorningStar of Idaho Falls	Idaho Falls, ID	Senior Housing	12/02/13	44,390
MorningStar of Sparks	Sparks, NV	Senior Housing	12/02/13	55,200
Prestige Senior Living Arbor Place	Medford, OR	Senior Housing	12/02/13	15,840
Prestige Senior Living Beaverton Hills	Beaverton, OR	Senior Housing	12/02/13	12,900
Prestige Senior Living Five Rivers	Tillamook, OR	Senior Housing	12/02/13	16,720
Prestige Senior Living High Desert	Bend, OR	Senior Housing	12/02/13	13,600
Prestige Senior Living Huntington Terrace	Gresham, OR	Senior Housing	12/02/13	15,020
Prestige Senior Living Orchard Heights	Salem, OR	Senior Housing	12/02/13	17,775
Prestige Senior Living Riverwood	Tualatin, OR	Senior Housing	12/02/13	9,700
Prestige Senior Living Southern Hills	Salem, OR	Senior Housing	12/02/13	12,870

Coral Springs Medical Office Buildings (“Coral Springs MOBs”)
Coral Springs Medical Office Building I	Coral Springs, FL	Medical Office	12/23/13	14,900
Coral Springs Medical Office Building II	Coral Springs, FL	Medical Office	12/23/13	16,100

Bay Medical Plaza	Chula Vista, CA	Medical Office	12/23/13	10,700

				$655,924

During the year ended December 31, 2012, the Company acquired the following 15 senior housing communities:

Name	Location	Structure	Date Acquired	Purchase Price (in thousands)

Primrose I Communities
Primrose Retirement Community of Casper	Casper, WY	Senior Housing	02/16/12	$18,839
Sweetwater Retirement Community	Billings, MT	Senior Housing	02/16/12	16,253
Primrose Retirement Community of Grand Island	Grand Island, NE	Senior Housing	02/16/12	13,273
Primrose Retirement Community of Mansfield	Mansfield, OH	Senior Housing	02/16/12	17,994
Primrose Retirement Community of Marion	Marion, OH	Senior Housing	02/16/12	17,691

Primrose II Communities
Primrose Retirement Community of Lima	Lima, OH	Senior Housing	12/19/12	18,627
Primrose Retirement Community of Zanesville	Zanesville, OH	Senior Housing	12/19/12	19,053
Primrose Retirement Community of Decatur	Decatur, IL	Senior Housing	12/19/12	18,120
Primrose Retirement Community of Council Bluffs	Council Bluffs, IA	Senior Housing	12/19/12	12,914
Primrose Retirement Community Cottages	Aberdeen, SD	Senior Housing	12/19/12	4,336

Capital Health Communities
Brookridge Heights Assisted Living & Memory Care	Marquette, MI	Senior Housing	12/21/12	13,500
Curry House Assisted Living & Memory Care	Cadillac, MI	Senior Housing	12/21/12	13,500
Symphony Manor	Baltimore, MD	Senior Housing	12/21/12	24,000
Woodholme Gardens Assisted Living & Memory Care	Pikesville, MD	Senior Housing	12/21/12	17,100
Tranquillity at Fredericktowne	Frederick, MD	Senior Housing	12/21/12	17,000

				$242,200

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

3.	Acquisitions (continued)

The following summarizes the allocation of the purchase price for the above properties, and the estimated fair values of the assets acquired and liabilities assumed during the years ended December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012

Land and land improvements	$39,834	$16,162
Buildings and building improvements	555,342	211,322
Furniture, fixtures and equipment	13,718	4,887
Intangibles (1)	50,333	7,165
Other liabilities	(2,796)	—

Net assets acquired	656,431	239,536
Present value of yield guaranty (2)	—	2,664
Contingent purchase price consideration (3)	(507)	—

Total purchase price consideration	$655,924	$242,200

FOOTNOTES:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles was approximately 4.6 years and 7.4 years, respectively. The acquired lease intangibles were comprised of approximately $42.5 million and $7.2 million of in-place lease intangibles, respectively, and approximately $7.8 million and $0 of other lease intangibles, respectively.
(2)	Amount included in other assets on the accompanying consolidated balance sheet as of December 31, 2013 and 2012.
(3)	Amount included in other liabilities on the accompanying consolidated balance sheet as of December 31, 2013.

For the years ended December 31, 2013 and 2012, the Company paid to the Advisor approximately $12.1 million and $4.5 million, respectively, of investment service fees and acquisition expenses to the Advisor related to the acquisitions of the properties presented above. See Note 11, “Related Party Arrangements,” for additional information related fees paid to the Advisor.

In conjunction with the acquisitions of the Capital Health Communities and Medical Portfolio I described above, the Company entered into a yield guaranty and earn-out agreement, respectively, with the seller; see Note 9, “Contingent Purchase Consideration,” for additional information related to these acquisitions.

In 2014, the Company acquired an additional five senior housing communities in Washington and Oregon totaling approximately $103.2 million (the “Pacific Northwest II Communities”), see Note 19, “Subsequent Events,” for additional information related to the properties.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

3.	Acquisitions (continued)

The following table presents the unaudited pro forma results of operations for the Company assuming each of the 2013 acquisitions noted above (including the Pacific Northwest II Communities) were acquired as of January 1, 2012 and the unaudited pro forma results of operations for the Company assuming each of the 2012 acquisitions noted above were acquired as of January 1, 2011 (in thousands, except per share data):

	Years ended December 31,
	2013	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$129,061	$125,872	$25,802

Net loss (1)	$(14,970)	$(40,483)	$(15,030)

Net income (loss) per share of common stock (basic and diluted)	$(0.26)	$(0.87)	$(1.23)

Weighted average number of shares of common stock outstanding (basic and diluted) (2)	58,192	46,589	12,199

FOOTNOTES:

(1)	The unaudited pro forma results for the years ended December 31, 2013 and 2012 were adjusted to exclude approximately $18.4 million and $6.3 million, respectively, of acquisition fees and expenses. The unaudited pro forma results for the year ended December 31, 2012 and 2011 were adjusted to include these charges as if the properties had been acquired on January 1, 2012 and 2011, respectively.
(2)	As a result of the properties being treated as operational since January 1, 2012 and 2011, the Company assumed approximately 36.2 million and 9.6 million additional shares, respectively, were issued as of January 1, 2012 and 2011, respectively. Consequently, the weighted average number of shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2012 and 2011, instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the period presented. In addition, for purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

The revenues and net losses (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the acquisitions included in the Company’s consolidated statements of operations were approximately $19.4 million and $15.8 million, respectively, for the year ended December 31, 2013 and $7.4 million and $5.6 million, respectively, for the year ended December 31, 2012. There were no acquisitions for the year ended December 31, 2011.

Real Estate Under Development — In August 2013, the Company acquired a tract of land adjacent to the South Bay Communities in Lubbock, Texas for $3.0 million. In connection with the acquisition, the Company entered into a development agreement with a third party developer consisting of three potential development phases. The first phase of development is comprised of a maximum development budget of approximately $12.1 million, including the allocated purchase price of the land for the first phase of approximately $1.1 million, for the construction and development of an independent living community on the Raider Ranch campus (“Raider Ranch Phase One Development”). The remaining two phases of development are at the option of the Company; however, as of December 31, 2013, no formal undertakings have commenced with regards to these additional development phases.

As of December 31, 2013, the Company paid to the Advisor approximately $0.1 million of investment service fees and acquisition expenses related to the Raider Ranch Phase One Development, which have been capitalized and included in real estate under development.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2013 and December 31, 2012 are as follows (in thousands):

	2013	2012

Land and land improvements	$59,208	$16,162
Building and building improvements	783,260	211,322
Furniture, fixtures, equipment and vehicles	20,339	4,887
Less: accumulated depreciation	(14,016)	(1,960)

Real estate investment properties, net	848,791	230,411
Real estate under development, including land	17,409	8,462

Total real estate assets, net	$866,200	$238,873

For the years ended December 31, 2013 and 2012, depreciation expense on the Company’s real estate investment properties was approximately $12.0 million and $2.0 million, respectively. There was no depreciation expense for the year ended December 31, 2011.

In December 2013, the Company completed the construction and development of a senior housing community in Lady Lake, Florida (“HarborChase of Villages Crossing”). HarborChase of Villages Crossing opened to residents beginning in January 2014 and was considered placed into service in December 2013 upon receipt of the certificate of occupancy. As such, the asset values related to HarborChase of Villages Crossing are included in real estate investment properties, net in the accompanying consolidate balance sheet as of December 31, 2013.

As of December 31, 2013, the Company had incurred approximately $14.3 million of development costs related to the development of a senior housing community in Acworth, Georgia (“Dogwood Forest of Acworth”), which includes both direct and indirect development costs and was funded primarily by the construction loan collateralized by the development.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013	December 31, 2012
In-place lease intangibles	$49,642	$7,165
Above-market lease intangibles	3,704	—
Below-market ground lease intangibles	4,153	—
Less: accumulated amortization	(5,099)	(141)

Intangible assets, net	$52,400	$7,024

Below-market lease intangibles	$(2,987)	$—
Above-market ground lease intangibles	(317)	—
Less: accumulated amortization	168	—

Intangible liabilities, net	$(3,136)	$—

Amortization expense on the Company’s intangible assets was approximately $5.0 million for the year ended December 31, 2013, of which approximately $0.2 million was treated as a reduction of rental income from operating leases, approximately $0.1 million was treated as an increase of property operating expenses and approximately $4.7 million was included in depreciation and amortization. Amortization expense on the Company’s intangible assets was approximately $0.1 million for the year ended December 31, 2012, respectively, which was all included in depreciation and amortization. There was no amortization expense for the year ended December 31, 2011.

Amortization expense on the Company’s intangible liabilities was approximately $0.2 million for the year ended December 31, 2013, of which approximately $0.2 million was treated as an increase of rental income from operating leases and approximately $3,000 was treated as a reduction of property operating expenses. There was no amortization expense on the Company’s intangible liabilities for the year ended December 31, 2012.

The estimated future amortization on the Company’s intangible assets and liabilities for each of the next five years and thereafter, in the aggregate, as of December 31, 2013 is as follows (in thousands):

	Assets	Liabilities
2014	$14,821	$(500)
2015	12,938	(447)
2016	6,429	(412)
2017	3,371	(377)
2018	2,871	(308)
Thereafter	11,970	(1,092)

	$52,400	$(3,136)

As of December 31, 2013, the weighted average useful life of in-place leases was 3.5 years.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

6.	Operating Leases

As of December 31, 2013, the Company owned 33 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases; of which, 19 are single-tenant properties that are 100% leased under operating leases and the remaining 14 are multi-tenant properties that are leased under operating leases. The Company’s leases had a weighted average remaining lease term of 7.7 years based on annualized base rents expiring between 2014 and 2030, subject to the tenants’ options to extend the lease periods ranging from two to ten years.

Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to taxing authorities. However, if the tenant does not pay, the Company will be liable. The total annualized property tax assessed on these newly acquired properties as of December 31, 2013 was approximately $1.3 million.

Under the terms of the multi-tenant lease agreements that have third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance. These amounts are billed monthly and recorded as tenant reimbursement income in the accompanying consolidated statements of operations.

The following is a schedule of future minimum lease payments to be received, for each of the next five years and thereafter, under non-cancellable operating leases as of December 31, 2013 (in thousands):

2014	$36,089
2015	34,955
2016	33,564
2017	32,754
2018	32,209
Thereafter	128,395

$297,966

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

7.	Variable Interest Entities

Consolidated VIEs — The Company has nine wholly-owned subsidiaries, which are VIEs due to following:

(1)	Three of these subsidiaries are single property entities, designed to own and lease their respective properties to single tenants, for which buy-out options are held by the respective tenants that are formula based.

(2)	Three of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to either a ground lease or an air rights lease that include buy-out and put options held by either the tenant or landlord under the applicable lease.

(3)	Three of these subsidiaries are development entities in which the third-party developers have an opportunity to earn promoted interest payments after certain net operating income targets and internal rate of return targets have been met.

The Company determined it is the primary beneficiary and holds a controlling financial interest in each of the aforementioned property and development entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying condensed consolidated financial statements. The Company did not own these entities as of December 31, 2012.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013	December 31, 2012
Assets:
Real estate investment properties, net	$72,053	$—

Real estate under development, including land	$16,210	$8,399

Intangibles, net	$4,535	$—

Cash	$727	$9

Loan costs, net	$912	$548

Other	$382	$467

Liabilities:
Mortgages and other notes payable	$52,596	$2

Accounts payable and accrued expenses	$309	$7

Accrued development costs	$7,047	$311

Other liabilities	$939	$—

Due to related parties	$112	$71

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $33.8 million as of December 31, 2013. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated VIEs — The Company determined that the borrowing entity under its note receivable from related party represents a VIE due to the transaction structure; refer to Note 11, “Related Party Arrangements” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

8.	Unconsolidated Entities

In January 2013, the Company acquired a 90% membership interest in a two-story MOB in Claremont, California for approximately $7.0 million in equity through a joint venture (“Montecito Joint Venture”) formed by the Company and its co-venture partner, an unrelated party, that holds the remaining 10% interest. The total acquisition price for the MOB was approximately $19.8 million. Under the terms of the venture agreement, operating cash flows will be distributed to the Company and its co-venture partner on a pro rata basis. The Company accounts for this investment under the equity method of accounting because the decisions that significantly impact the entity are shared between the Company and its co-venture partner.

The Montecito Joint Venture obtained a five-year credit facility for a maximum aggregate principal amount of $35 million, of which $12.5 million was funded in connection with the acquisition of the MOB and an additional $0.4 million was funded upon completion of certain tenant improvements. The non-recourse loan which is collateralized by the property and future properties that may be funded under the facility matures in January 2018 and bears interest at a rate equal to the sum of LIBOR plus 2.6% per annum, payable monthly. The loan requires interest-only payments on the outstanding principal amount through July 2014 and monthly payments thereafter of principal and interest based upon a 360-month amortization schedule. In addition, the Montecito Joint Venture entered into a three-year forward starting swap with a notional amount of $12.4 million related to the credit facility balance which will bear interest at a fixed rate of 3.935% in years three through five. Refer to Note 13, “Derivative Financial Instruments” for additional information.

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

For the year ended December 31, 2013, the Company capitalized approximately $0.5 million of investment service fees and acquisition expenses related to the Company’s investments in the Montecito and Windsor Manor joint ventures. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

In June 2012, the Company acquired a 55% membership interest in seven senior housing communities for approximately $56.7 million in equity through a joint venture (“CHTSunIV”) formed by the Company and its co-venture partner, an unrelated party, that held the remaining 45% interest. On July 1, 2013, pursuant to a purchase and sale agreement with Health Care REIT, Inc. (“HCN”), dated December 18, 2012, between CHTSunIV and HCN, the Company completed the sale of its joint venture membership interest for a sales price of approximately $61.8 million, net of transaction costs, which reflects an aggregate gain of approximately $4.5 million that is recorded as a gain on sale of investment in unconsolidated entity in the accompanying statement of operations for the year ended December 31, 2013.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

8.	Unconsolidated Entities (continued)

The following tables present financial information for each of the Company’s unconsolidated entities for the years ended December 31, 2013 and 2012 (in thousands):

	For the year ended December 31, 2013
	Montecito (2)	CHTSunIV (4)	Windsor Manor (2)	Total
Revenues	$1,700	$24,107	$7,391	$33,198

Operating income (3)	$230	$3,603	$67	$3,900

Net loss	$(159)	$(46)	$(840)	$(1,045)

Loss allocable to other venture partners (1)	$(16)	$(1,365)	$(1,870)	$(3,251)

Income (loss) allocable to the Company (1)	$(143)	$1,319	$1,030	$2,206
Amortization of capitalized acquisition costs	(8)	(36)	(15)	(59)

Equity in earnings (loss) of unconsolidated entities	$(151)	$1,283	$1,015	$2,147

Distributions declared to the Company	$870	$2,990	$666	$4,526

Distributions received by the Company	$699	$4,458	$336	$5,493

	For the Year Ended December 31, 2012
	Montecito	CHTSunIV (2)	Windsor Manor (2)		Total
Revenues	$—	$23,913	$1,594		$25,507

Operating income (loss)	$—	$1,872	$(54	) (3)	$1,818

Net loss	$—	$(703)	$(288)		$(991)

Loss allocable to other venture partners (1)	$—	$(1,703)	$(471)		$(2,174)

Income allocable to the Company (1)	$—	$1,000	$183		$1,183
Amortization of capitalized acquisition costs	—	(36)	(4)		(40)

Equity in earnings of unconsolidated entities	$—	$964	$179		$1,143

Distributions declared to the Company	$—	$3,075	$49		$3,124

Distributions received by the Company	$—	$1,607	$—		$1,607

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	Represents operating results from the date of acquisition through the end of the periods presented.
(3)	Includes approximately $0.4 million and $0.3 million of non-recurring acquisition expenses incurred by Montecito and Windsor Manor for the year ended December 31, 2013. Includes approximately $0.03 million of non- recurring acquisition expenses incurred by Windsor Manor for the year ended December 31, 2012.
(4)	In July 2013, the Company completed the sale of its joint venture membership interest in CHTSunIV.

The Company did not hold any interest in investments in unconsolidated entities during the year ended December 31, 2011.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

8.	Unconsolidated Entities (continued)

The following tables present financial information for each of the Company’s unconsolidated entities as of December 31, 2013 and 2012 (in thousands):

	As of December 31, 2013
	Montecito	CHTSun IV	Windsor Manor	Total
Real estate assets, net	$17,271	$—	$27,547	$44,818

Intangible assets, net	$1,925	$—	$1,284	$3,209

Goodwill	$—	$—	$—	$—

Other assets	$800	$—	$2,055	$2,855

Mortgages and other notes payable	$12,958	$—	$17,508	$30,466

Other liabilities	$327	$—	$1,471	$1,798

Partners’ capital	$6,711	$—	$11,907	$18,618

Carrying amount of investment (1)	$6,526	$—	$11,912	$18,438

Company’s ownership percentage	90%	—	75%

FOOTNOTE:

(1)	As of December 31, 2013, the Company’s share of partners’ capital determined under HLBV pursuant to the terms of each entity’s respective partnership agreement was approximately $17.5 million. The difference between the Company’s carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $0.9 million.

	As of December 31, 2012
	Montecito	CHTSun IV	Windsor Manor	Total
Real estate assets, net	$—	$226,473	$17,324	$243,797

Intangible assets, net	$—	$564	$1,065	$1,629

Goodwill	$—	$7,597	$—	$7,597

Other assets	$—	$6,578	$986	$7,564

Mortgages and other notes payable	$—	$127,792	$12,380	$140,172

Other liabilities	$—	$14,084	$670	$14,754

Partners’ capital	$—	$99,336	$6,325	$105,661

Carrying amount of investment (1)	$—	$58,934	$5,626	$64,560

Company’s ownership percentage	—	55%	75%

FOOTNOTE:

(1)	As of December 31, 2012, the Company’s share of partners’ capital determined under HLBV pursuant to the terms of each entity’s respective partnership agreement was approximately $61.3 million. The difference between the Company’s carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $3.3 million.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

9.	Contingent Purchase Price Consideration

In connection with the acquisition of the Capital Health Communities in 2012, discussed in Note 3, “Acquisitions,” the Company required that approximately $7.0 million of the purchase price be placed in an escrow account as the seller guaranteed the Company an annual return of at least $6.9 million, $7.0 million, and $7.1 million of net operating income on the acquired properties during 2013, 2014 and 2015, respectively (“Yield Guaranty”). At the time of acquisition, the Company allocated approximately $2.7 million to the fair value of contingent purchase price consideration as part of the total consideration transferred based on the probability of future Yield Guaranty payments. The seller was required to perform under the Yield Guaranty and release approximately $2.6 million of the approximate $7 million held in escrow to the Company as a guaranteed return for the year ended December 31, 2013.

As of December 31, 2013, the Company determined the fair value of the Yield Guaranty to be $4.5 million, which was recorded as other assets in the accompanying consolidated balance sheet. This was based on lower than expected occupancy and revised projections of future net operating income. As a result, the Company revised its estimate of fair value and recorded an adjustment to the contingent purchase price consideration as a reduction of approximately $1.8 million to operating loss in the accompanying consolidated statements of operations for the year ended December 31, 2013.

The fair value was based on a then-current income approach that is primarily determined based on the present value and probability of future cash flows using internal underwriting models. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair value related to the Company’s contingent purchase price consideration is categorized as level 3 on the three-level fair value hierarchy.

The following table provides a roll-forward of the fair value of the contingent purchase price consideration related to the Capital Health Communities for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance	$2,664	$—
Contingent consideration in connection with acquisition	—	2,664
Change in fair value	1,824	—

Ending balance	$4,488	$2,664

In conjunction with the acquisition of Medical Portfolio I discussed in Note 3, “Acquisitions,” the Company entered into an earn-out agreement with the seller related to Cleveland Clinic, the tenant at Chestnut Commons, whereby the tenant maintains an exercisable right to expand the leased space by an additional 10,000 square feet within 24 months of the property acquisition closing. The earn-out fee will be equal to (a) the base rent due for the first full year of the lease applicable to the expansion space divided by 8% minus (b) the costs incurred by the Company in connection with the exercise by Cleveland Clinic of its option for the expansion space, including tenant improvement costs, multiplied by 50%. As of the acquisition date and December 31, 2013, approximately $0.5 million of the purchase price was allocated to this contingent purchase consideration and is recorded as other liabilities in the accompanying consolidated balance sheet.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

10.	Indebtedness

The following table provides details of the Company’s mortgages and other notes payable as of December 31, 2013 and 2012 (in thousands):

Property and Related Loan Type	Interest Rate at December 31, 2013 (1)	Payment Terms	Maturity Date (2)	Outstanding
				Principal Balance
				As of December 31,
				2013	2012

Perennial SNFs; Mortgage loan (3)	LIBOR plus 4.25% per annum	Monthly interest only payments through 2015; principal and interest payments thereafter based on a 30-year amortization schedule	5/31/2016	$30,000	$—
Calvert MOBs ; Mortgage loan (4)	LIBOR plus 2.50% per annum	Monthly interest only payments for the first 18 months; principal and interest payments thereafter based on a 30-year amortization schedule	8/30/2018	26,274	—
Medical Portfolio I; Mortgage loan (5)	LIBOR plus 2.65% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/5/2016	35,512	—
HarborChase of Villages Crossing; Construction loan	LIBOR plus 3.2% per annum	Monthly interest only payments through 2015; principal and interest payments thereafter based on a 30-year amortization schedule	9/1/2017	13,130	—
Dogwood Community; Construction loan	LIBOR plus 3.2% per annum	Monthly interest only payments through 2015; principal and interest payments thereafter based on a 30-year amortization schedule	1/1/2018	3,765	—
Knoxville MOBs; Mortgage loan (6)	LIBOR plus 2.50% per annum	Monthly interest only payments for the first 18 months; principal and interest payments thereafter based on a 30-year amortization schedule	7/10/2018	38,609	—
Primrose II Communities; Bridge loan	(8)	Monthly interest only payments based on LIBOR plus 3.75% per annum	(8)	—	49,687

		Total variable rate debt		147,290	49,687

Pacific Northwest I Communities; Mortgage loan	4.30% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	12/5/2018	157,549	—
Capital Health Communities; Mortgage loan	4.25% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	1/1/2020	47,481	48,500
Primrose II Communities; Mortgage loan	3.81% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	6/1/2020	23,337	—
Primrose I Communities; Mortgage loan (7)	4.11% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/1/2022	54,031	54,964
LaPorte Cancer Center; Mortgage loan	4.25% per annum through 2020	Monthly interest only payments	6/14/2028	8,419	—
CHTSun IV; Mezzanine loan	(9)	Monthly interest only payments of 8.0% per annum	(9)	—	40,000

		Total fixed rate debt		$290,817	$143,464

		Total debt		$438,107	$193,151

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

10.	Indebtedness (continued)

FOOTNOTES:

(1)	The 30-day London Interbank Offered Rate (“LIBOR”) was approximately 0.2% as of December 31, 2013 and 2012, respectively.
(2)	Represents the initial maturity date (or, as applicable, the maturity date as extended). The maturity date may be extended beyond the date shown subject to certain lender conditions.
(3)	The Company entered into a two-year forward interest rate swap with a notional amount of $30 million; see Note 13, “Derivative Financial Instruments” for additional information.
(4)	The Company entered into a three-year forward interest rate swap with a notional amount of $26.1 million; see Note 13, “Derivative Financial Instruments” for additional information.
(5)	The Company entered into a two-year forward interest rate swap with a notional amount of $30 million; see Note 13, “Derivative Financial Instruments” for additional information.
(6)	The Company entered into a three-year forward interest rate swap with a notional amount of $38.3 million; see Note 13, “Derivative Financial Instruments” for additional information.
(7)	If prepaid prior to March 1, 2022, the Primrose I Communities Mortgage Loan is subject to a prepayment penalty in an amount equal to the greater of (i) 1% of the principal being repaid, or (ii) an amount calculated on the principal being repaid, multiplied by the difference between the Primrose I Communities Mortgage Loan interest rate, and a calculated yield rate tied to the rates on applicable U.S. Treasuries. If prepayment is made between March 1, 2022, and May 31, 2022, the prepayment penalty will be 1% of the outstanding principal balance of the Primrose I Communities Mortgage Loan. No prepayment fee is required if the Primrose I Communities Mortgage Loan is prepaid between June 1, 2022 and maturity. Partial prepayment of a loan is not permitted. The loan is transferable upon sale of the assets subject to lender approval.
(8)	The Company refinanced this bridge loan with the Primrose II Communities mortgage loan detailed herein.
(9)	For the year ended December 31, 2013, the Company recorded a write-off of approximately $0.2 million as a loss on the early extinguishment of debt and paid an exit fee of $0.8 million upon the repayment of the CHTSunIV mezzanine loan prior to its maturity date. These amounts are included in interest expense and loan cost amortization in the accompanying consolidated statement of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

10.	Indebtedness (continued)

In August 2013, through its limited partnership, the Company entered into a credit facility which provides for a revolving line of credit in an initial aggregate principal amount of $120 million, which was increased to $240 million subsequent to December 31, 2013 and includes a $10 million sub-facility for stand-by letters of credit and a $10 million sub-facility for swing-line advances for intermittent borrowings, with the availability to increase the amount of such revolving line of credit facility to a maximum outstanding aggregate principal amount of $325 million (“Revolving Credit Facility”). The Revolving Credit Facility has an initial term of three years, with one 12-month extension option available upon payment of an extension fee equal to 0.25% of the then-outstanding principal amount of the Revolving Credit Facility. Monthly payments are due based on fluctuating LIBOR between 2.25% and 3.25% and base rates of 1.25% to 2.25% based on our loan to value ratio. As of December 31, 2013, the Revolving Credit Facility had an outstanding principal balance of approximately $98.5 million and is collateralized by nine properties with an aggregate net book carrying value of approximately $159.5 million.

The Company’s Revolving Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including without limitation: (i) limitations on incurrence of additional indebtedness; (ii) restrictions on payments of cash distributions except if required by REIT requirements; (iii) minimum occupancy levels for collateralized properties; (iv) minimum loan-to-value and debt service coverage ratios with respect to collateralized properties; (v) maximum leverage, secured recourse debt, and unimproved land/development property ratios; (vi) minimum fixed charge coverage ratio and minimum consolidated net worth, unencumbered liquidity, and equity raise requirements; (vii) limitations on certain types of investments and additional indebtedness; and (viii) minimum liquidity. The limitations on distributions includes a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the loan agreement) and the minimum amount of distributions required to maintain the Company’s REIT status. As of December 31, 2013, the Company was in compliance with all affirmative, negative and financial covenants.

All of the Company’s mortgage and construction loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. As of December 31, 2013, the Company was in compliance with all financial covenants and ratios.

The following is a schedule of future principal payments and maturity for the Company’s borrowings as of December 31, 2013 (in thousands):

2014	$7,169
2015	9,704
2016	171,152
2017	22,046
2018	208,231
Thereafter	118,305

$536,607

The fair market value and carrying value of the mortgage and other notes payable was approximately $431.4 million and $438.1 million, respectively, and both the fair market value and carrying value of the Revolving Credit Facility were $98.5 million as of December 31, 2013. These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings. The fair market value and carrying value of the mortgage notes payable was $193.2 million as of December 31, 2012, respectively. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our mortgage notes payable is categorized as level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of December 31, 2013 and 2012 because of the relatively short maturities of the obligations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

11.	Related Party Arrangements

The Company is externally advised and has no direct employees. All of the Company’s executive officers are executive officers, or are on the board, of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL (the “Managing Dealer”). In connection with services provided to the Company, affiliates are entitled to the following fees:

Managing Dealer — The Managing Dealer receives selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold pursuant to the Company’s Reinvestment Plan, all or a portion of which may be paid to participating broker dealers by the Managing Dealer.

Advisor — The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, Offering, acquisition and operating activities. Pursuant to the advisory agreement, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties (including proportionate share of properties acquired through joint ventures) for services rendered in connection with the selection, evaluation, structure and purchase of assets. In addition, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the average real estate asset value (as defined in the advisory agreement) of the Company’s properties, including its proportionate share of properties owned through joint ventures. The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

The Company will pay the Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 1% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if the Advisor, its affiliates or related parties provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more assets (including a sale of all of its assets or the sale of it or a portion thereof). The Company will not pay its Advisor a disposition fee in connection with the sale of securities that are investments; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if, such affiliate is properly licensed.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

11.	Related Party Arrangements (continued)

In March 2013, the Company entered into the Advisor Expense Support Agreement pursuant to which the Advisor has agreed to accept certain payments in the form of forfeitable restricted common stock of the Company in lieu of cash for asset management fees and specified expenses owed by the Company to the Advisor under the advisory agreement. The term of the Advisor Expense Support Agreement runs from April 1, 2013 until December 31, 2014, subject to the right of the Advisor to terminate the Advisor Expense Support Agreement upon 30 days’ written notice to the Company.

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

Property Manager — Pursuant to a property management agreement, as amended in 2012, the Property Manager receives property management fees of (a) 2% of annual gross rental revenues from single tenant properties, and (b) 4% of annual gross rental revenues from multi-tenant properties. In the event that the Company contracts directly with a third-party property manager, the Company may pay the Property Manager an oversight fee of up to 1% of annual gross revenues of the property managed; however, in no event will the Company pay both a property management fee and an oversight fee with respect to the same property. The Company will pay to the Property Manager a construction management fee equal to 5% of hard and soft costs associated with the initial construction or renovation of a property, or with the management and oversight of expansion projects and other capital improvements, in those cases in which the value of the construction, renovation, expansion or improvements exceeds (i) 10% of the initial purchase price of the property, and (ii) $1.0 million, which fee will be due and payable upon completion of such projects.

In August 2013, the Company entered into the Property Manager Expense Support Agreement pursuant to which the Property Manager has agreed to accept certain payments in the form of forfeitable restricted common stock of the Company in lieu of cash for property management services owed by the Company to the Property Manager under the property management and leasing agreement. The term of the Property Manager Expense Support Agreement runs from July 1, 2013 until December 31, 2014, subject to the right of the Property Manager to terminate the Property Manager Expense Support Agreement upon 30 days’ written notice to the Company.

Commencing on July 1, 2013, the Property Manager is required to provide expense support to the Company through forgoing the payment of fees in cash and acceptance of restricted stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Property Manager Expense Support Agreement). The Property Manager expense support amount shall be determined, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each Determination Date.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

11.	Related Party Arrangements (continued)

Expense Support Agreements — In exchange for services rendered and in consideration of the expense support provided, the Company shall issue, within 45 days following each Determination Date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by to the Advisor and Property Manager for the preceding quarter divided by the then-current public offering price per share of common stock, on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreements. Any amounts deferred, and for which restricted stock shares are issued, pursuant to the Expense Support Agreements will be permanently waived and the Company will have no obligation to pay such amounts to the Advisor or the Property Manager. The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their original invested capital back with at least a 6% annualized return of investment upon ultimate liquidity of the company. Refer to Note 2, “Summary of Significant Accounting Policies” for treatment of issued Restricted Stock.

For the year ended December 31, 2013, approximately $1.4 million in asset management fees and specified expenses were forgone in accordance with the terms of the Advisor Expense Support Agreement. As of December 31, 2013, the Advisor had foregone a total of approximately $1.4 million in asset management fees and specified expenses under the terms of the Advisor Expense Support Agreement. In addition, as of December 31, 2013, the Company had issued to the Advisor approximately 0.05 million Restricted Stock shares related to three months ended June 30, 2013 and determined that approximately 0.09 million of additional Restricted Stock shares related to three months ended December 31, 2013 are issuable.

As of December 31, 2013, the Advisor had received approximately $4,700 and 356 shares in the form of cash and stock distributions, respectively, related to the approximate 0.05 million shares of Restricted Stock issued under the terms of the Advisor Expense Support Agreement for the three months ended June 30, 2013. These distributions have been recognized as compensation expense and included in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2013.

No property management fees or specified expenses were forgone for the year ended December 31, 2013. As of December 31, 2013, no Restricted Stock shares had been issued to the Property Manager nor was the Property Manager entitled to any dividends during the year ended December 31, 2013.

CNL Capital Markets Corp — CNL Capital Markets Corp., an affiliate of CNL, receives a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the term of the agreement. For the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $0.3 million, $0.1 million and $0.02 million in such fees, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Co-venture partners — The Company paid certain amounts on behalf of its co-venture partner, Windsor Manor, of approximately $0.1 million and $0.1 million during the years ended December 31, 2013 and 2012, respectively. The Company has recorded a receivable balance as of December 31, 2013 and 2012, which is included in other assets in the accompanying consolidated balance sheet.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

11.	Related Party Arrangements (continued)

For the years ended December 31, 2013, 2012 and 2011, the Company incurred fees in connection with its Offering as follows (in thousands):

	2013	2012	2011
Selling commissions (1)	$10,262	$7,070	$916
Marketing support fees (1)	11,310	4,957	392

	$21,572	$12,027	$1,308

For the years ended December 31, 2013, 2012 and 2011, the Company incurred fees and reimbursable expenses as follows (in thousands):

	2013	2012	2011
Reimbursable expense:
Offering costs (1)	$4,373	$6,867	$664
Operating expenses (2)	2,576	1,506	1,761
Acquisition fees and expenses	254	269	—

	7,203	8,642	2,425

Investment services fees (3)	12,892	7,673	—
Disposition fee (4)	608	—	—
Financing coordination fee (5)	—	552	—
Property management fees (6)	1,244	452	—
Asset management fees (7)	5,089	1,380	—

	$27,036	$18,699	$2,425

FOOTNOTES:

(1)	Amounts are recorded as stock issuance and offering costs in the accompanying consolidated statements of stockholders’ equity. Amounts include $0.1 million, $0 and $0.2 million of reimbursement payments to the Advisor for services provided to the Company by its executive officers for the years ended December 31, 2013, 2012 and 2011, respectively. The reimbursement payments include components of salaries, benefits and other overhead charges.
(2)	Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations. Amounts include $0.2 million, $0.1 million and $0 of reimbursement payments to the Advisor for services provided to the Company by its executive officers for the years ended December 31, 2013, 2012 and 2011, respectively. The reimbursement payments include components of salaries, benefits and other overhead charges.
(3)	For the year ended December 31, 2013, the Company incurred approximately $12.9 million in investment service fees of which approximately $0.5 million and $0.1 million, respectively, were capitalized and included in investments in unconsolidated entities and real estate under development. For the year ended December 31, 2012, the Company incurred approximately $7.7 million in investment services fees of which approximately $2.9 million and $0.6 million, respectively, were capitalized and included in investments in unconsolidated entities and properties held for development. There were no amounts incurred for the year ended December 31, 2011. Investment service fees are recorded as acquisition fees and expenses in the accompanying consolidated statements of operations.
(4)	Amounts are recorded as a reduction to gain on sale of investment in unconsolidated entity in the accompanying consolidated statements of operations.
(5)	Amounts are recorded as loan costs in the accompanying consolidated balance sheet and amortized as interest expense and loan cost amortization in the accompanying consolidated statements of operations.
(6)	For the year ended December 31, 2013, the Company incurred approximately $1.2 million in property and construction management fees payable to the Property Manager of which approximately $0.3 million in construction management fees have been capitalized and included in real estate under development. For the year ended December 31, 2012, the Company incurred approximately $0.1 million in construction management fees which were capitalized and included in real estate under development. There were no amounts incurred for the year ended December 31, 2011.
(7)	For the year ended December 31, 2013, the Company incurred approximately $5.1 million in asset management fees and specified expenses, which are net of approximately $1.4 million in asset management fees that were forgone in accordance with the terms of the Advisor Expense Support Agreement and approximately $0.1 million that have been capitalized and included in real estate under development. For the year ended December 31, 2012, the company incurred $0.01 million in asset management fees which were capitalized and included in real estate under development. There were no amounts incurred for the year ended December 31, 2011.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

11.	Related Party Arrangements (continued)

As of December 31, 2013 and 2012, amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	2013	2012
Due to managing dealer:
Selling commissions	$71	$103
Marketing support fees	70	136

	141	239

Due to Property Manager:
Property management fees	322	452

	322	452

Due to the Advisor and its affiliates:
Reimbursable offering costs	612	356
Reimbursable operating expenses	1,053	243
Asset management fees	894	—
Interest reserve account and other advances	286	—

	2,845	599

	$3,308	$1,290

The Company incurs operating expenses which, in general, relate to its ongoing administration of the REIT. Pursuant to the advisory agreement, the Advisor shall reimburse, or fund on behalf of the Company, the amount by which the total operating expenses paid or incurred exceeds, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the year ended June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (referred to as the “Expense Cap Test”). In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreement. For the Expense Year ended December 31, 2013, the Company did not incur operating expenses in excess of the Limitation.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering as described in Note 14. “Stockholders’ Equity.” As of December 31, 2013, there were no organizational and offering costs in excess of the 15% limitation that have been billed to the Company.

In June 2013, the Company originated an acquisition, development and construction loan in the amount of $6.2 million (“ADC Loan”) to C4 Development, LLC (“Crosland Southeast”), a related party by virtue of a family relationship between a principal of the borrower and the Company’s vice chairman who recused himself from review and approval of the investment, for the development of an MOB in Rutland, Virginia that will function as an out-patient emergency and imaging center and will be leased to Hospital Corporation of America (“HCA”). The triple-net lease with HCA is effective upon Crosland Southeast obtaining a certificate of occupancy and contains a 10 year initial term with four 5 year renewal options. As of December 31, 2013, approximately $3.7 million of the ADC Loan commitment had been funded of which approximately $1.8 million was used for the purchase of land (“HCA Rutland”) and approximately $1.9 million was used towards the development of the MOB.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

11.	Related Party Arrangements (continued)

Concurrent with the ADC Loan, the Company also entered into a right of first refusal to acquire the HCA Rutland property with a one year term from the earlier of (a) the maturity date of the ADC Loan or (b) the date that the ADC Loan is paid in full. Based on review and assessment of the transaction structure, the Company has determined that it holds a variable interest in Crosland Southeast through the ADC Loan; however, the Company further concluded that it is not the primary beneficiary of the HCA Rutland development as the Company does not have the power to direct the activities that most significantly impact economic performance of either Crosland Southeast or the HCA Rutland development. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the amounts funded under the ADC Loan, which totaled approximately $3.9 million as of December 31, 2013. The Company’s exposure is limited as a result of the Company’s collateralized interest in the HCA Rutland development.

The approximate $3.9 million of funding on the ADC Loan has been recorded as a note receivable from related party in the accompanying consolidated balance sheet as of December 31, 2013 and is comprised of the following:

Borrower (Description of Collateral Property)	Origination Date	Maturity Date (1)	Interest Rate (2)	Loan Principal Balance as of
				December 31, 2013 (in thousands)	December 31, 2012 (in thousands)
Crosland Southeast (land development)	6/27/2013	6/27/2014	16.0%	$3,741	$—
Loan origination costs, net				84	—
Accrued interest (3)				124	—

Total note receivable from related party				$3,949	$—

FOOTNOTES:

(1)	The initial term of the ADC Loan is one year with an extension option of up to six months.
(2)	The interest rate is comprised of an 8% component that is paid monthly and an 8% component that is paid upon maturity of the ADC Loan.
(3)	Approximately $0.03 million of accrued interest represents monthly interest payments and approximately $0.1 million represents amounts that are due at maturity. Accrued interest is included in interest income on note receivable from related party in the accompanying statements of operations for the year ended December 31, 2013.

The fair value and carrying value of the Company’s note receivable from related party was approximately $3.9 million as of December 31, 2013 based on then-current rates and spreads that a market participant would expect to obtain for similar financings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair value related to the Company’s note receivable from related party is categorized as level 3 on the three-level fair value hierarchy.

The following is a schedule of future principal maturities for the note receivable from related party for each of the next five years and thereafter, in the aggregate, as of December 31, 2013 (in thousands):

2014	$3,949
2015	—
2016	—
2017	—
2018	—
Thereafter	—

Total	$3,949

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

11.	Related Party Arrangements (continued)

In connection with the ADC Loan agreement, Crosland Southeast established an interest reserve account at a bank in which the Company’s chairman serves as a director, which as of December 31, 2013 was approximately $0.2 million. The purpose of the interest reserve account is to pay regular interest payments that will be due and payable under the ADC Loan. Moreover, Crosland Southeast will continue to make periodic payments to the interest reserve account to ensure sufficient funds to cover monthly interest payments coming due under the ADC Loan.

The Company maintains accounts at a bank in which the Company’s chairman serves as a director. The Company had additional deposits at that bank totaling approximately $0.2 million and $0.1 million as of December 31, 2013 and 2012, respectively.

12.	Ground and Air Rights Leases

During the year ended December 31, 2013, in conjunction with the Calvert MOBs and Knoxville MOBs detailed in Note 3. “Acquisitions,” the Company acquired interests in six ground and air rights leases. The Calvert and Knoxville MOBs ground and air rights leases represent operating leases with scheduled payments over the life of the respective leases expiring from 2053 to 2082.

Under the terms of the ground and air rights lease agreements, the Company is responsible for the monthly rental payments. These amounts are billed monthly and recorded as property operating expenses in the accompanying consolidated statements of operations. The Company incurred approximately $0.1 million in ground and air rights lease expense for the year ended December 31, 2013. The Company did not hold any ground or air rights leases as of December 31, 2012 or for the years ended December 31, 2012 and 2011.

The following is a schedule of future minimum lease payments to be paid under the ground and air rights leases for each of the next five years and thereafter, in the aggregate, as of December 31, 2013 (in thousands):

2014	$191
2015	194
2016	197
2017	200
2018	203
Thereafter	21,052

$22,037

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

13.	Derivative Financial Instruments

The following table summarizes the terms of the forward interest rate swaps held by the Company or through its joint ventures and the asset (liability) that has been recorded as of December 31, 2013 (in thousands):

						Fair value asset (liability)
						December 31,
Notional amount		Strike (1)	Credit Spread (1)	Trade date	Maturity date	2013	2012
$12,421	(2)	1.3%	2.6%	1/17/13	1/15/18	$83	$—
$38,255	(3)	2.7%	2.5%	9/6/13	7/10/18	$(590)	$—
$26,067	(3)	2.8%	2.5%	9/6/13	8/29/18	$(435)	$—
$29,952	(3)	0.9%	2.7%	11/13/13	5/31/16	$(10)	$—
$30,000	(3)	1.1%	4.3%	10/22/13	8/19/16	$(8)	$—

The following table summarizes the gross and net amounts of the Company’s forward interest rate swaps as presented in the accompanying consolidated balance sheet as of December 31, 2013 (in thousands):

		Gross and net amounts of asset (liability) presented in the accompanying consolidated balance sheet as of December 31, 2013			Gross amounts in the accompanying consolidated balance sheet as of December 31, 2013
Notional amount		Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
$12,421	(2)	$83	$—	$83	$83	$—	$83
$38,255	(3)	$(590)	$—	$(590)	$(590)	$—	$(590)
$26,067	(3)	$(435)	$—	$(435)	$(435)	$—	$(435)
$29,952	(3)	$(10)	$—	$(10)	$(10)	$—	$(10)
$30,000	(3)	$(8)	$—	$(8)	$(8)	$—	$(8)

FOOTNOTES:

(1)	The all-in rates for each swap are equal to the sum of the Strike and Credit Spread detailed above.
(2)	Amounts related to the swap held by the Montecito Joint Venture for which the proportion of fair value relative to the Company’s ownership percentage are included in investments in unconsolidated entities in the accompanying consolidated balance sheet as of December 31, 2013.
(3)	Amounts are included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2013.

The forward interest rate swaps are valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments could, in turn, impact the Company’s or its joint venture’s results of operations.

The Company, or its equity method investments, did not hold any derivative financial instruments as of December 31, 2012 or for the years ended December 31, 2012 and 2011.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

14.	Stockholders’ Equity

Public Offering — As of December 31, 2013, the Company had received aggregate offering proceeds of approximately $568.9 million (57.0 million shares) in connection with the Offering, including $9.4 million (1.0 million shares) pursuant to the Reinvestment Plan. The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by the Advisor for $200,000 preceding the commencement of the Offering.

Stock Issuance and Offering Costs — The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including selling commissions, marketing support fees, filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by the Company may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by the Advisor and subsequently reimbursed by the Company subject to this limitation. For the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $42.0 million, $23.4 million and $2.0 million, respectively, in stock issuance and other offering costs, as described in the discussion of selling commissions and marketing support fees and offering expenses in Note 11, “Related Party Arrangements.”

Distributions — On July 29, 2011, the Company’s board of directors authorized a distribution policy providing for monthly cash distributions of $0.03333 (which is equal to an annualized distribution rate of 4% on the initial $10.00 offering price) together with monthly stock distributions of 0.002500 shares of common stock (which is equal to an annualized distribution rate of 3%) for a total annualized distribution of 7% on each outstanding share of common stock (based on the initial $10.00 offering price) payable to all common stockholders of record as of the close of business on the first business day of each month. The Company commenced operations on October 5, 2011 and declarations of distributions pursuant to this policy began on the first day of November 2011, and will continue on the first day of each month thereafter until such policy is modified by the board of directors. Distributions shall be paid quarterly and will be calculated for each stockholder as of the first day of each month the stockholder has been a stockholder of record in such quarter.

On December 6, 2013, the Company’s board of directors determined to increase the amount of monthly cash distributions to $0.03380 per share together with monthly stock distributions of 0.00250 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month. The change allows the Company to maintain its historical distribution rate of 4% cash and 3% stock on each outstanding share of common stock based on the new public offering price discussed in Note 1, “Organization.” The increase in distributions is effective for stockholders of record on January 1, 2014 and will remain in effect until the board of directors determines otherwise.

For the years ended December 31, 2013, 2012 and 2011, the Company declared cash distributions of $14.2 million, $3.2 million and $0.06 million, respectively. Of these amounts, $6.6 million, $1.5 million and $0.03 million, respectively, was paid in cash to stockholders and $7.6 million, $1.7 million and $0.03 million, respectively, was reinvested pursuant to the Reinvestment Plan. In addition, for the years ended December 31, 2013, 2012 and 2011, the Company declared and made stock distributions of approximately 1.1 million 0.2 million and 4,000 shares of common stock, respectively.

For the year ended December 31, 2013, approximately 63.8% of the distributions paid to stockholders were considered capital gain as a result of the gain on the sale of our unconsolidated senior housing joint venture and approximately 36.2% were considered return of capital to stockholders for federal income tax purposes. For the years ended December, 2012 and 2011, approximately 0.0% and 1.9% of the distributions paid to stockholders were considered ordinary taxable income and approximately 100% and 98.1% were considered return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2013, 2012 and 2011 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

14.	Stockholders’ Equity (continued)

Redemptions — As of December 31, 2013, the Company had received and redeemed 22 redemption requests for 89,410 shares of common stock at a redemption price of $9.25 per share of which approximately $0.7 million was paid and approximately $0.1 million was payable. During the year ended December 31, 2012, the Company paid approximately $0.01 million and redeemed one redemption request for 1,049 shares of common stock at a redemption price of $9.99 per share. There were no repurchases of securities during the year ended December 31, 2011. Under the Company’s redemption plan, the redemption price shall not exceed an amount equal to the lesser of (i) the then current public offering price for our shares of common stock (other than the price at which the shares are sold under our distribution reinvestment plan); and (ii) the purchaser price paid by the stockholder.

Other comprehensive loss — The following table reflects the effect of derivative financial instruments held by Company, or its equity method investments, and included in the consolidated statements of comprehensive loss for the years ended December 31, 2013 and 2012, respectively (in thousands):

Derivative Financial Instrument	Gain (loss) recognized in other comprehensive loss on derivative financial instrument (Effective Portion)		Location of gain (loss) reclassified into earnings (Effective Portion)	Gain (loss) reclassified from AOCI into earnings (Effective Portion)
	Year ended December 31,			Year ended December 31,
	2013	2012		2013	2012
Interest rate swaps	$(1,042)	$—	Not applicable	$—	$—
Interest rate swaps held by unconsolidated joint ventures	83	—	Not applicable	—	—

Total	$(959)	$—		$—	$—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

15.	Income Taxes

As of December 31, 2013 and 2012, the Company recorded net current tax expense and current deferred tax assets related to deferred income at its TRSs. The components of the income tax benefit (expense) for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$13	$(13)	$—
State	—	(1)	—

Total current benefit (expense)	13	(14)	—

Deferred:
Federal	(25)	25	—
State	(6)	6	—

Total deferred benefit (expense)	(31)	31	—

Income tax benefit (expense)	$(18)	$17	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Net operating losses	$284	$—
Prepaid rent	313	31
Valuation allowance	(597)	—

Net deferred tax assets	$—	$31

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2013		2012		2011
Tax expense computed at federal statutory rate	$(6,329)	(35.00%)	$(3,758)	(35.00%)	$—	0%
Benefit of REIT election	6,344	35.08%	3,746	34.89%	—	0%
State income tax benefit (expense), net	3	0.02%	(5)	(0.05%)	—	0%

Income tax (benefit) expense	$18	0.10%	$(17)	(0.16%)	$—	0%

The Company’s TRSs had net operating loss carry-forwards for federal and state purposes of approximately $0.3 million as of December 31, 2013 to offset future taxable income. The net operating loss carry-forward of $0.3 million will expire in 2033.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

16.	Commitments and Contingencies

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

Pursuant to the development agreements for the Company’s two senior housing communities under development as of December 31, 2013 and HarborChase of Villages Crossing, the Company has committed to fund approximately $19.1 million and $1.5 million, respectively, in remaining development and other costs as of December 31, 2013.

Refer to Note 9, “Contingent Purchase Price Consideration,” for information on a contingent payment related to an earn-out agreement acquired in conjunction with the purchase of Medical Portfolio I.

Refer to Note 11, “Related Party Arrangements,” for information on contingent restricted stock shares due to the Company’s Advisor and Property Manager in connection with the Expense Support Agreements and the Company’s commitment to fund approximately $2.4 million of additional monies to Crosland Southeast in connection with its ADC Loan for the HCA Rutland development.

Refer to Note 12, “Ground and Air Rights Leases,” for information on commitments to operating leases related to Calvert MOBs and Knoxville MOBs acquisitions detailed in Note 3, “Acquisitions.”

In October 2013, the Company entered into separate purchase agreements to acquire a portfolio of eight senior housing communities in Texas and Illinois (collectively, the “South Bay II Communities”) for which the Company escrowed an earnest money deposit of $3.7 million as of December 31, 2013 and which as of the date of this filing is non-refundable. The acquisition is subject to certain contingencies, including completion of due diligence, licensing and obtaining financing satisfactory to the Company. There can be no assurance that any or all contingencies will be satisfied and that the transaction will ultimately be completed, which in either event the deposit would be applied toward the purchase price or forfeited.

17.	Concentration of Credit Risk

As of December 31, 2013 and 2012, and for the corresponding years then ended, the Company had the following tenants that individually accounted for 10% or more of total revenues or assets:

Tenant	Percentage of Total Revenues (1)			Percentage of Total Assets (2)
	December 31,			December 31,
	2013	2012	2011	2013	2012
TSMM Management (“TSMM”); tenant of the Primrose Communities	26.5%	93.8%	—	15.3%	46.9%

FOOTNOTES:

(1)	Includes contractual rental income from operating leases, capital reserve income, straight-line rent adjustments and amortization of lease intangibles.
(2)	Represents net book value of real estate assets and lease intangibles associated with the property leased by the respective tenant as of the end of the period presented as a percentage of total assets.

Failure of this tenant to pay contractual lease payments could significantly impact the Company’s results of operations and cash flow from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

18.	Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

2013 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$7,802	$8,609	$14,772	$21,422	$52,605
Operating loss	(866)	(2,302)	(5,307)	(5,515)	(13,990)
Equity in earnings (loss) of unconsolidated entities	278	1,182	285	402	2,147
Net loss	(3,809)	(2,830)	(2,305)	(9,156)	(18,100)
Weighted average number of shares outstanding (basic and diluted) (1)	23,760	31,957	43,286	53,984	38,353

Loss per share of common stock (basic and diluted)	$(0.16)	$(0.09)	$(0.05)	$(0.17)	$(0.47)

2012 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$941	$1,922	$1,923	$2,599	$7,385
Operating income (loss)	(1,739)	(396)	(192)	(4,508)	(6,043)
Equity in earnings (loss) of unconsolidated entities	—	(774)	307	1,610	1,143
Net loss	(2,413)	(1,126)	(2,287)	(4,894)	(10,720)
Weighted average number of shares outstanding (basic and diluted) (1)	4,247	8,028	12,107	16,973	10,355
Loss per share of common stock (basic and diluted)	$(0.57)	$(0.14)	$(0.19)	$(0.29)	$(1.04)

FOOTNOTE:

(1)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions issued are treated as if they were outstanding as of the beginning of all periods presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

19.	Subsequent Events

Purchase of Pacific Northwest II Communities

In 2014, the Company acquired an additional five senior housing communities in Washington and Oregon totaling approximately $103.2 million, which are comprised of the following properties:

Pacific Northwest II Communities	Location	Date Acquired	Capacity (in units)	Purchase Price (in thousands)

Prestige Senior Living Auburn Meadows	Auburn, WA	02/03/14	102	$21,930
Prestige Senior Living Bridgewood	Vancouver, WA	02/03/14	124	22,096
Prestige Senior Living Monticello Park	Longview, WA	02/03/14	144	27,360
Prestige Senior Living Rosemont	Yelm, WA	02/03/14	87	16,877
Prestige Senior Living West Hills	Corvallis, OR	03/03/14	66	14,986

				$103,249

The following summarizes the Company’s preliminary allocation of the purchase price for the above properties, and the estimated fair values of the assets acquired (in thousands):

Land and land improvements	$7,631
Buildings and building improvements	85,656
Furniture, fixtures and equipment	2,905
In-place lease intangibles (1)	7,057

Total assets acquired	$103,249

FOOTNOTES:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles is estimated at approximately 2.5 years.

The Pacific Northwest II Communities are managed by Prestige Senior Living, LLC, an unaffiliated party, under a property management agreement having an initial term of ten years. Refer to Note 3, “Acquisitions,” for the pro forma impact of the 2014 acquisitions on the Company’s results of operations for years ended December 31, 2013 and 2012.

In addition, the Company financed a portion of the acquisition through amendments to the Pacific Northwest Loan, which provided for a five-year secured loan with an aggregate principal amount of approximately $63.1 million. Refer to Note 10, “Indebtedness,” for additional information.

The Company owes the Advisor approximately $1.9 million of investment service fees and acquisition expenses related to the acquisition of the Pacific Northwest II Communities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

19.	Subsequent Events (continued)

Equity transactions

The Company’s board of directors declared a monthly cash distribution of $0.03380 and a monthly stock distribution of 0.00250 shares on each outstanding share of common stock on January 1, 2014, February 1, 2014 and March 1, 2014. In March 2014, cash distributions of approximately $6.2 million were paid and stock distributions of 0.5 million shares were distributed related to the aforementioned distributions declared.

During the period January 1, 2014 through March 13, 2014, the Company received additional subscription proceeds of approximately $70.6 million (7.0 million shares), including $3.3 million (0.3 million shares) pursuant to the Reinvestment Plan.

Revolving Credit Facility Amendment

In February 2014, the Company modified the terms of its Revolving Credit Facility agreement and exercised its option to increase the aggregate maximum principal amount available for borrowing under the Revolving Credit Facility from $120 million to $240 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered certified public accountants during the period ended December 31, 2013.

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

Management’s Report on Internal Control Over Financial Reporting

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (1992)”.

Pursuant to rules established by the Securities and Exchange Commission, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

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

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

CNL Healthcare Properties, Inc.

Report of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

TSMM Management

Report of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2012

Consolidated Statement of Operations for the period from February 16, 2012 through December 31, 2012

Consolidated Statement of Stockholders’ Equity for the period from February 16, 2012 through December 31, 2012

Consolidated Statement of Cash Flows for the period from February 16, 2012 through December 31, 2012

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts For the Years Ended December 31, 2013

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2013

Schedule IV – Mortgage Loans on Real Estate as of December 31, 2013

(3)	Index to Exhibits:

EXHIBIT INDEX

CNL Healthcare Properties, Inc. was formerly known as CNL Healthcare Trust, Inc., CNL Properties Trust, Inc., and CNL Diversified Lifestyle Properties, Inc.

Exhibits:

3.1	Second Articles of Amendment and Restatement of CNL Healthcare Properties, Inc. (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference.)

3.2	Third Amended and Restated Bylaws of CNL Healthcare Properties, Inc., effective June 27, 2013 (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference.)

4.1	Form of Subscription Agreement (Previously filed as Appendix B to Post-effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

4.1.1	Form of Distribution Reinvestment Plan (Previously filed as Appendix C to Post-effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

4.1.2	Form of Redemption Plan (Previously filed as Appendix D to Post-effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

4.4	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed October 20, 2010 and incorporated herein by reference.)

10.1	Amended and Restated Limited Partnership Agreement of CNL Properties Trust, LP dated June 8, 2011 (Previously filed as Exhibit 10.1 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

10.2.1	Advisory Agreement dated June 8, 2011, between CNL Properties Trust, Inc., CNL Properties Trust LP, and CNL Properties Corp. (Previously filed as Exhibit 10.3 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

10.2.2	First Amendment to Advisory Agreement dated October 5, 2011, by and between CNL Properties Trust, Inc., CNL Properties Corp., and CNL Properties Trust, LP (Previously filed as Exhibit 10.1 to Form 8-K filed October 5, 2011 and incorporated herein by reference.)

10.2.3	Second Amendment to Advisory Agreement dated March 20, 2013, by and among CNL Healthcare Properties, Inc., CHP Partners, LP and CNL Healthcare Corp. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 26, 2013 and incorporated herein by reference.)

10.3	First Amended and Restated Property Management and Leasing Agreement dated June 28, 2012, by and between CNL Healthcare Trust, Inc., CHT Partners, LP, its various subsidiaries and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 2, 2012 and incorporated herein by reference.)

10.4.1	Service Agreement dated as of June 8, 2011, by and between CNL Capital Markets Corp. and CNL Properties Trust, Inc. (Previously filed as Exhibit 10.5 to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

10.4.2	Second Addendum to Service Agreement dated March 20, 2013, by and between CNL Capital Markets Corp. and CNL Healthcare Properties, Inc. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed March 26, 2013 and incorporated herein by reference.)

10.5	Form of Indemnification Agreement dated April 13, 2012, between CNL Healthcare Trust, Inc. and each of James M. Seneff, Jr., Thomas K. Sittema, Bruce Douglas, Michael P. Haggerty, J. Douglas Holladay, Stephen H. Mauldin, Joseph T. Johnson, Ixchell C. Duarte and Holly J. Greer, and for J. Chandler Martin dated July 27, 2012 (Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed April 19, 2012 and incorporated herein by reference.)

10.6	Asset Purchase Agreement dated December 15, 2011 between Casper Retirement, LLC et al. and CNL Properties Trust, LP (Previously filed as Exhibit 10.5 to the Annual Report on Form 10-K filed February 10, 2012 and incorporated herein by reference.)

10.7	Lease Agreement dated as of February 16, 2012, by and between CHT Marion OH Senior Living, LLC and TSMM Management, LLC (Previously filed as Exhibit 10.8 to Post-effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

10.8	Secured Loan Agreement dated February 16, 2012, by and among CHT Partners, LP et al. and KeyBank National Association (Previously filed as Exhibit 10.9 to Post-effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

10.9	Promissory Note ($71,400,000) dated February 16, 2012, made by CHT Partners, LP et al. in favor of KeyBank National Association (Previously filed as Exhibit 10.10 to Post-effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

10.10	Guaranty Agreement dated February 16, 2012, by CNL Healthcare Trust, Inc. f/b/o KeyBank National Association (Previously filed as Exhibit 10.11 to Post-effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

10.11	Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of February 16, 2012, made by CHT Marion OH Senior Living, LLC, in favor of KeyBank National Association (Previously filed as Exhibit 10.12 to Post-effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed February 28, 2012 and incorporated herein by reference.)

10.12	Contract for Sale and Purchase made as of January 26, 2012, by and between Ronald D. Brown and Harbor Retirement Associates, LLC (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.13	Assignment and Assumption of Contract for Purchase and Sale effective as of August 29, 2012, by and between Harbor Retirement Associates, LLC, CHT HarborChase Assisted Living Owner, LLC, and Ronald D. Brown (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.14	Loan Agreement made as of August 29, 2012, by and between CHT HarborChase Assisted Living Owner, LLC and Synovus Bank (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.15	Promissory Note ($17,328,027) dated August 29, 2012, made by CHT HarborChase Assisted Living Owner, LLC in favor of Synovus Bank (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.16	Mortgage and Security Agreement dated August 29, 2012, by CHT HarborChase Assisted Living Owner, LLC in favor of Synovus Bank (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.17	Guaranty dated August 29, 2012, given by CNL Healthcare Trust, Inc. f/b/o Synovus Bank (Previously filed as Exhibit 10.6 to the Current Report Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.18	Pre-Opening Agreement dated August 29, 2012, by and among Harbor Retirement Associates, LLC and CHT HarborChase TRS Tenant Corp. and Harbor Villages Management, LLC (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed September 5, 2012 and incorporated herein by reference.)

10.19	Subordination of Management Agreement made as of August 29, 2012, by and among Harbor Villages Management, LLC, CHT Harborchase TRS Tenant Corp., and Synovus Bank (Previously filed as Exhibit 10.83 to the Annual Report on Form 10-K filed March 27, 2013 and incorporated herein by reference.)

10.20	Multifamily Loan and Security Agreement dated as of August 31, 2012, by and between CHT Grand Island NE Senior Living, LLC and Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.21	Multifamily Note ($9,000,000.00) dates as of August 31, 2012, made by CHT Grand Island NE Senior Living, LLC in favor of Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.22	Guaranty of Non-Recourse Obligations dates as of August 31, 2012, given by CNL Healthcare Trust, Inc. f/b/o Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.23	Multifamily Trust Indenture, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Montana) dated as of August 31, 2012 by CHT Billings MT Senior Living, LLC f/b/a Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.24	Transfer Agreement dated August 31, 2012, by and among GCI Development, LLC and CHT Partners, LP (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.25	Amended and Restated Limited Liability Company Agreement of CHT GCI Partners I, LLC dated August 31, 2012, by and among CHT Windsor Manor AL Holding, LLC and GCI Development, LLC (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.26	Management Services Agreement dated August 31, 2012, by and between Provision Living, LLC and Webster City IA Assisted Living Tenant, LLC (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.27	Lease Agreement dated August 31, 2012, by and between Webster City IA Assisted Living Owner, LLC and Webster City IA Assisted Living Tenant, LLC (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.28	Secured Loan Agreement dated August 31, 2012, by and among Vinton IA Assisted Living Owner, LLC, Webster City IA Assisted Living Owner, LLC, Nevada IA Assisted Living Owner, LLC, Vinton IA Assisted Living Tenant, LLC, Webster City IA Assisted Living Tenant, LLC, Nevada IA Assisted Living Tenant, LLC (Borrowers) and KeyBank National Association (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.29	Promissory Note ($12,380,000.00) dated August 31, 2012, made by Borrowers in favor of KeyBank National Association (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.30	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Windsor Manor of Webster City) dated August 31, 2012, made by Webster City IA Assisted Living Owner, LLC and Webster City IA Assisted Living Tenant, LLC in favor of KeyBank National Association (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.31	Guaranty Agreement dated August 31, 2012, made by CNL Healthcare Trust, Inc. for the benefit of KeyBank National Association (Previously filed as Exhibit 10.9 to the Current Report on Form 8-K filed September 7, 2012 and incorporated herein by reference.)

10.32	Real Estate Purchase Agreement dated December 18, 2012, by and among CHT SL IV Holding, LLC and Health Care REIT, Inc. (Previously filed as Exhibit 10.45 to Post-effective Amendment 4 to the Registration Statement on Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.33	Management Services Agreement dated December 18, 2012, by and between Trinity Lifestyles Management II, LLC and CHT Acworth GA Tenant Corp. (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.34	Loan Agreement made as of December 18, 2012, by and between CHT Acworth GA Owner, LLC and Synovus Bank (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.35	Promissory Note in principal amount of $15,073,041 dated December 18, 2012, made by CHT Acworth GA Owner, LLC in favor of Synovus Bank (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.36	Deed to Secure Debt and Security Agreement dated December 18, 2012, by CHT Acworth GA Owner, LLC in favor of Synovus Bank (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.37	Guaranty dated December 18, 2012, given by CNL Healthcare Trust, Inc. in favor of Synovus Bank (Previously filed as Exhibit 10.9 to the Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.38	Asset Purchase Agreement made as of October 30, 2012, by and between Lima Retirement, L.L.C., Zanesville Retirement, L.L.C., Decatur Retirement, L.L.C., Council Bluffs Retirement, LLC, and Primrose Cottages, LLC, as Sellers, and CHT Partners, LP, as Purchaser (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed November 5, 2012 and incorporated herein by reference.)

10.39	Assignment and Assumption of Asset Purchase Agreement dated as of December 19, 2012, by and between CHT Partners, LP and CHT Zanesville OH Senior Living, LLC (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.40	Lease Agreement dated as of December 19, 2012, by and between CHT Zanesville OH Senior Living, LLC and TSMM Management, LLC (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.41	Guaranty of Lease dated as of December 19, 2012, made by each of James L. Thares, Brian J. Morgan, William J. Schaefbauer II and Mark W. McNeary (Guarantors) and TSMM Management, LLC (Tenant) for the benefit of CHT Zanesville OH Senior Living, LLC (Landlord) (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.42	Secured Loan Agreement ($49,687,000) dated as of December 19, 2012, by and among CHT Partners, LP, CHT Senior Living Net Lease Holding, LLC, CHT Council Bluffs IA Senior Living, LLC, CHT Decatur IL Senior Living, LLC, CHT Lima OH Senior Living, LLC, CHT Zanesville OH Senior Living, LLC and CHT Aberdeen SD Senior Living, LLC and KeyBank National Association (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.43	Promissory Note ($49,687,000) dated as of December 19, 2012, made by each of CHT Partners, LP, CHT Senior Living Net Lease Holding, LLC, CHT Council Bluffs IA Senior Living, LLC, CHT Decatur IL Senior Living, LLC, CHT Lima OH Senior Living, LLC, CHT Zanesville OH Senior Living, LLC and CHT Aberdeen SD Senior Living, LLC in favor of KeyBank National Association (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.44	Open End Mortgage Assignment of Rents, Security Agreement and Fixture Filing dated as of December 19, 2012, made by CHT Zanesville OH Senior Living, LLC to KeyBank National Association (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.45	Guaranty Agreement dated as of December 19, 2012, made by CNL Healthcare Trust, Inc. in favor of KeyBank National Association (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed December 20, 2012 and incorporated herein by reference.)

10.46	Agreement of Sale made as of October 31, 2012, by and among Brookridge Marquette Real Estate, LLC, Roland Park Real Estate, LLC, Pikesville Real Estate, LLC, 5858 South 47 Mile Road Real Estate, LLC, Brookridge Marquette Operating, LLC, Roland Park Operating, LLC, Pikesville Operating, LLC, and 5858 South 47 Mile Road Operating, LLC, as Sellers, and CHT Partners, LP, as Purchaser (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 6, 2012 and incorporated herein by reference.)

10.47	Agreement of Sale made as of October 31, 2012, by and among Frederick Real Estate, LLC and Frederick Operating, LLC, as Sellers, and CHT Partners, LP, as Purchaser (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 6, 2012 and incorporated herein by reference.)

10.48	Loan Agreement dated December 21, 2012, by and among of CHT Brookridge Heights MI Owner, LLC, CHT Brookridge Heights MI Tenant Corp., CHT Curry House MI Owner, LLC, CHT Curry House MI Tenant Corp., CHT Symphony Manor MD Owner, LLC, CHT Symphony Manor MD Tenant Corp., CHT Tranquility at Fredericktowne MD Owner, LLC, CHT Tranquility at Fredericktowne MD Tenant Corp., CHT Woodholme Gardens MD Owner, LLC, and CHT Woodholme Gardens MD Tenant Corp., as Borrowers, and The Prudential Insurance Company of America, as Lender (Previously filed as Exhibit 10.65 to Post-effective Amendment 4 to the Registration Statement on Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.49	Promissory Note in the principal amount of $8,181,300 made by each of CHT Brookridge Heights MI Owner, LLC and CHT Brookridge Heights MI Tenant Corp., as Borrowers, in favor of The Prudential Insurance Company of America, as Lender, dated as of December 21, 2012. (Previously filed as Exhibit 10.66 to Post-effective Amendment 4 to Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.50	Mortgage and Security Agreement (First) made as of December 21, 2012, by and between CHT Brookridge Heights MI Owner, LLC and CHT Brookridge Heights MI Tenant Corp., as Borrowers, and The Prudential Insurance Company of America, as Lender (Previously filed as Exhibit 10.67 to Post-effective Amendment 4 to Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.51	Mortgage and Security Agreement (Second) made as of December 21, 2012, by and between CHT Brookridge Heights MI Owner, LLC and CHT Brookridge Heights MI Tenant Corp., as Borrowers, and The Prudential Insurance Company of America, as Lender (Previously filed as Exhibit 10.68 to Post-effective Amendment 4 to Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.52	Partial Recourse Guaranty dated as of December 21, 2012, made by CNL Healthcare Trust, Inc. in favor of The Prudential Insurance Company of America (Previously filed as Exhibit 10.69 to Post-effective Amendment 4 to Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.53	Recourse Liabilities Guaranty (Brookridge Heights) dated as of December 21, 2012, made by CNL Healthcare Trust, Inc. in favor of The Prudential Insurance Company of America (Previously filed as Exhibit 10.70 to Post-effective Amendment 4 to Form S-11 (File No. 333-168129) filed January 18, 2013 and incorporated herein by reference.)

10.54	Framework Agreement dated as of January 14, 2013, between CHP Partners, LP and MMAC Berkshire, L.L.C. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.55	Limited Liability Company Agreement dated January 16, 2013, of CHP Montecito Partners I, LLC (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.56	Sale Agreement, as amended, dated November 9, 2012, between Claremont Venture I, L.P. and MMIC Acquisition Corporation, as amended (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.57	Sale Agreement Assignment dated January 16, 2013, between MMIC Acquisition Corporation and CHP Claremont CA Owner, LLC (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.58	Property Management Agreement dated January 16, 2013, between StoneCreek Investment Corporation and CHP Claremont CA Owner, LLC (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.59	Credit Agreement dated January 16, 2013, between CHP Claremont CA Owner, LLC and Regions Bank (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.60	Promissory Note ($12,958,162) of CHP Claremont CA Owner, LLC dated as of January 16, 2013, in favor of Regions Bank (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.61	Deed of Trust and Security Agreement dated as of January 16, 2013, from CHP Claremont CA Owner, LLC in favor of First American Title Insurance Company, as trustee, for the benefit of Regions Bank (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.62	Carveout Guaranty dated January 16, 2013, made by CNL Healthcare Properties, Inc. and MMAC Berkshire, L.L.C. in favor of Regions Bank (Previously filed as Exhibit 10.9 to the Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.63	Holdback Escrow Agreement effective as of January 16, 2013, by and among Claremont Venture I, L.P., CHP Claremont CA Owner, LLC and First American Title Insurance Company (Previously filed as Exhibit 10.10 to the Current Report on Form 8-K filed January 18, 2013 and incorporated herein by reference.)

10.64	Limited Liability Company Agreement of CHP Montecito Partners, I, LLC dated as of January 16, 2013, by and among CHP Claremont Holding, LLC, and MMAC Berkshire Claremont L.L.C. (Previously filed as Exhibit 10.78 to Post-effective Amendment No. 5 to Form S-11 (File No. 333-168129) filed April 4, 2013 and incorporated herein by reference.)

10.65	First Amendment to Pre-Opening Services and Management Agreement dated January 28, 2013, by and between CHT Harborchase TRS Tenant Corp. and Harbor Villages Management, LLC (Previously filed as Exhibit 10.79 to Post-effective Amendment No. 5 to Form S-11 (File No. 333-168129) filed April 4, 2013 and incorporated herein by reference.)

10.66	Expense Support and Restricted Stock Agreement effective April 1, 2013, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Corp. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed March 26, 2013 and incorporated herein by reference.)

10.67	Expense Support and Restricted Stock Agreement effective July 1, 2013, by and among CNL Healthcare Properties, Inc. and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed August 27, 2013 and incorporated herein by reference.)

10.68	First Amendment to Expense Support and Restricted Stock Agreement dated November 21, 2013, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Corp. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed November 26, 2013 and incorporated herein by reference.)

10.69	First Amendment to Expense Support and Restricted Stock Agreement dated November 21, 2013, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed November 26, 2013 and incorporated herein by reference.)

10.70	Modification of Loan Documents (Primrose II) effective as of March 27, 2013, by and among CHP Partners, LP, CHT Partners, LP, etc. (Previously filed as Exhibit 10.1 the Current Report on Form 8-K filed April 2, 2013 and incorporated herein by reference.)

10.71	Second Amended and Restated Limited Liability Company Agreement of CHT GCI Partners I, LLC dated as of April 2, 2013 (Previously filed as Exhibit 10.82 to Post-effective Amendment No. 5 to Form S-11 (File No. 333-168129) filed April 4, 2013 and incorporated herein by reference.)

10.72	Agreement of Sale and Purchase dated April 3, 2013, by and between Jefferson Equity Partners, LLC, Oak Hill Partners, LLC, Knoxville Equity Partners, LLC and Emory Development Partners, LLC and CHP Partners, LP (Previously filed as Exhibit 10.83 to Post-effective Amendment No. 5 to Form S-11 (File No. 333-168129) filed April 4, 2013 and incorporated herein by reference.)

10.73	Asset Purchase Agreement made as of April 23, 2013, by and among BHC Properties, LLC, WHC Properties, LLC, SHC Properties, LLC, NHC Properties, LLC, MHC Properties, LLC, JHC Properties, LLC and CHP Partners, LP. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed April 29, 2013 and incorporated herein by reference.)

10.74	Operations Transfer Agreement made as of April 23, 2013, effective as of date of closing, by and among BHC Properties, LLC, WHC Properties, LLC, SHC Properties, LLC, NHC Properties, LLC, MHC Properties, LLC, JHC Properties, LLC, LVRC Properties, LLC (Sellers), Batesville Healthcare Center, LLC, West Memphis Healthcare Center, LLC, Searcy Healthcare Center, LLC, Mine Creek Healthcare Center, LLC, Magnolia Healthcare Center, LLC, Jonesboro Healthcare Center, LLC, Lake Village Residential Care Center, LLC (Existing Operators), Arkansas SNF Operations Acquisition III, LLC, Arkansas SNF Operations Acquisition, LLC, Batesville Health and Rehab, LLC, Broadway Health and Rehab, LLC, Searcy Health and Rehab, LLC, Mine Creek Health and Rehab, LLC, Magnolia Health and Rehab, LLC, Jonesboro Health and Rehab, LLC, and Lake Village Senior Living, LLC (New Operators) (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed April 29, 2013 and incorporated herein by reference.)

10.75	Multifamily Loan and Security Agreement (Non-recourse) (Senior Housing) By and Between CHT Decatur IL Senior Living, LLC and Keycorp Real Estate Capital Markets, Inc., dated as of May 8, 2013 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed May 14, 2013 and incorporated herein by reference.)

10.76	Multifamily Loan and Security Agreement (Non-recourse) (Senior Housing) By and Between CHT Zanesville OH Senior Living, LLC and Keycorp Real Estate Capital Markets, Inc., dated as of May 8, 2013 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed May 14, 2013 and incorporated herein by reference.)

10.77	Secured Loan Agreement dated May 31, 2013, made by and among CHP Batesville Healthcare Owner, LLC, CHP Broadway Healthcare Owner, LLC, CHP Jonesboro Healthcare Owner, LLC, CHP Magnolia Healthcare Owner, LLC, CHP Mine Creek Healthcare Owner, LLC and CHP Searcy Healthcare Owner, LLC, as Borrowers, Keybank National Association, as Agent, and the lending institutions a party hereto from time to time (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed June 6, 2013 and incorporated herein by reference.)

10.78	Promissory Note ($15,000,000.00) dated May 31, 2013, of CHP Batesville Healthcare Owner, LLC, CHP Broadway Healthcare Owner, LLC, CHP Jonesboro Healthcare Owner, LLC, CHP Magnolia Healthcare Owner, LLC, CHP Mine Creek Healthcare Owner, LLC and CHP Searcy Healthcare Owner, LLC in favor of Synovus Bank (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed June 6, 2013 and incorporated herein by reference.)

10.79	Promissory Note ($15,000,000.00) dated May 31, 2013, of CHP Batesville Healthcare Owner, LLC, CHP Broadway Healthcare Owner, LLC, CHP Jonesboro Healthcare Owner, LLC, CHP Magnolia Healthcare Owner, LLC, CHP Mine Creek Healthcare Owner, LLC and CHP Searcy Healthcare Owner, LLC in favor of Keybank National Association (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed June 6, 2013 and incorporated herein by reference.)

10.80	Guaranty Agreement dated May 31, 2013, made by CNL Healthcare Properties, Inc., to and for the benefit of Keybank National Association (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed June 6, 2013 and incorporated herein by reference.)

10.81	Arkansas Mortgage, Absolute Assignment of Rents, Security Agreement and Fixture Filing (includes future advances) dated May 31, 2013, made by CHP Batesville Healthcare Owner, LLC, as Mortgagor, to Keybank National Association, as Agent, for the benefit of the Lenders, as Mortgagee (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed June 6, 2013 and incorporated herein by reference.)

10.82	Lease Agreement dated as of May 31, 2013, by and between CHP Batesville Healthcare Owner, LLC, as Landlord, and Batesville Health and Rehab, LLC, as Tenant (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed June 6, 2013 and incorporated herein by reference.)

10.83	Asset Purchase Agreement dated as of June 21, 2013 by and among MMIC Leawood MOB, LLC, MMIC Harbour View, LLC, MMIC JCL MOB, LLC, MMIC EMA MOB, LLC, and MMIC Chestnut Commons, LLC, as Sellers, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed June 27, 2013 and incorporated herein by reference.)

10.84	Purchase Agreement made and entered into as of June 26, 2013 by and among CMH Holding Co., CMH II Holding Co., and Calvert Medical Arts Center, LLC, as Sellers, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference.)

10.85	Purchase Agreement made and entered into as of as of June 26, 2013 by and among Calvert Medical Office Building Limited Partnership, as Seller, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference.)

10.86	Purchase and Sale Agreement dated as of July 3, 2013 by and among RR AL Care Group Limited Partnership and RR IL Care Group Limited Partnership, as Sellers, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 10, 2013 and incorporated herein by reference.)

10.87	Purchase and Sale Agreement dated as of July 3, 2013 by and between Raider Ranch, LP, as Seller, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed July 10, 2013 and incorporated herein by reference.)

10.88	Purchase and Sale Agreement dated as of July 3, 2013 by and between Oklahoma Care Group, LP, as Seller, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed July 10, 2013 and incorporated herein by reference.)

10.89	First Amendment to Agreement of Sale and Purchase dated April 30, 2013, by and between Jefferson Equity Partners, LLC, Oak Hill Partners, LLC, Knoxville Equity Partners, LLC, and Emory Development Partners, LLC, as Sellers, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.)

10.90	Second Amendment to Agreement of Sale and Purchase dated May 10, 2013, by and between Jefferson Equity Partners, LLC, Oak Hill Partners, LLC, Knoxville Equity Partners, LLC, and Emory Development Partners, LLC, as Sellers, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.)

10.91	Third Amendment to Agreement of Sale and Purchase dated May 13, 2013, by and between Jefferson Equity Partners, LLC, Oak Hill Partners, LLC, Knoxville Equity Partners, LLC, and Emory Development Partners, LLC, as Sellers, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.)

10.92	Fourth Amendment to Agreement of Sale and Purchase dated May 15, 2013, by and between Jefferson Equity Partners, LLC, Oak Hill Partners, LLC, Knoxville Equity Partners, LLC, and Emory Development Partners, LLC, as Sellers, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.)

10.93	Fifth Amendment to Agreement of Sale and Purchase dated July 1, 2013, by and between Jefferson Equity Partners, LLC, Oak Hill Partners, LLC, Knoxville Equity Partners, LLC, and Emory Development Partners, LLC, as Sellers, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.)

10.94	Sixth Amendment to Agreement of Sale and Purchase dated July 3, 2013, by and between Jefferson Equity Partners, LLC, Oak Hill Partners, LLC, Knoxville Equity Partners, LLC, and Emory Development Partners, LLC, as Sellers, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.)

10.95	Assignment and Assumption of Agreement of Sale and Purchase dated July 10, 2013, by and between CHP Partners, LP, and CHP Knoxville Plaza A MOB Owner, LLC, CHP Knoxville Plaza B MOB Owner, LLC, CHP Central Wing Annex MOB Owner, LLC, and CHP Jefferson Commons Condo MOB Owner, LLC (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.)

10.96	Non-Solicitation Agreement dated as of July 10, 2013, by and between N.T. Brinkman, Inc. and CHP Partners, LP (Previously filed as Exhibit 10.9 to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.)

10.97	Right of First Offer Agreement dated as of July 10, 2013, by and between N.T. Brinkman, Inc. and CHP Partners, LP (Previously filed as Exhibit 10.10 to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.)

10.98	Property Management Agreement effective July 10, 2013, between Healthcare Equity Partners, LLC and CHP Knoxville Plaza A MOB Owner, LLC (Previously filed as Exhibit 10.11 to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.)

10.99	Credit Agreement dated as of July 10, 2013, among CHP Knoxville Plaza A MOB Owner, LLC, CHP Knoxville Plaza B MOB Owner, LLC, CHP Central Wing Annex MOB Owner, LLC, CHP Jefferson Commons Condo MOB Owner, LLC, and Regions Bank (Previously filed as Exhibit 10.12 to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.)

10.100	Promissory Note ($38,609,025.00) dated as of July 10, 2013, made by each of CHP Knoxville Plaza A MOB Owner, LLC, CHP Knoxville Plaza B MOB Owner, LLC, CHP Central Wing Annex MOB Owner, LLC, and CHP Jefferson Commons Condo MOB Owner, LLC in favor of Regions Bank (Previously filed as Exhibit 10.13 to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.)

10.101	Leasehold Deed of Trust/Deed of Trust and Security Agreement dated as of July 10, 2013, by CHP Knoxville Plaza A MOB Owner, LLC, CHP Knoxville Plaza B MOB Owner, LLC, CHP Central Wing Annex MOB Owner, LLC, and CHP Jefferson Commons Condo MOB Owner, LLC in favor of William L. Rosenberg, of Davidson County, Tennessee (Trustee), said term referring always to the named Trustee and his/her successors in trust, for the use and benefit of Regions Bank (Previously filed as Exhibit 10.14 to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.)

10.102	Guaranty of Non-Recourse Obligations (Decatur) dated as of May 8, 2013 by CNL Healthcare Properties, Inc. to and for the benefit of Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 14, 2013 and incorporated herein by reference.)

10.103	Guaranty of Non-Recourse Obligations (Zanesville) dated as of May 8, 2013 by CNL Healthcare Properties, Inc. to and for the benefit of Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 14, 2013 and incorporated herein by reference.)

10.104	Multifamily Note ($11,060,000) dated May 8, 2013, made by CHT Decatur IL Senior Living, LLC in favor of Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 14, 2013 and incorporated herein by reference.)

10.105	Multifamily Note ($12,482,000.00) dated May 8, 2013, made by CHT Zanesville OH Senior Living, LLC in favor of Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 14, 2013 and incorporated herein by reference.)

10.106	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of May 8, 2013 by CHT Decatur IL Senior Living, LLC, to and for the benefit of Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed August 14, 2013 and incorporated herein by reference.)

10.107	Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of May 8, 2013 by CHT Zanesville OH Senior Living, LLC, to and for the benefit of Keycorp Real Estate Capital Markets, Inc. (Previously filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed August 14, 2013 and incorporated herein by reference.)

10.108	Credit Agreement dated August 19, 2013 between CHP Partners, LP, and CNL Healthcare Properties, Inc., as Borrowers, and Keybank National Association, as Administrative Agent, and The Other Lenders Party Hereto (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed August 21, 2013 and incorporated herein by reference.)

10.109	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Iowa) dated August 19, 2013 executed by CHT Council Bluffs IA Senior Living, LLC in favor of Keybank National Association (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed August 21, 2013 and incorporated herein by reference.)

10.110	Promissory Note dated August 19, 2013 by CHP Partners, LP and CNL Healthcare Properties, Inc. to Bank of America, N.A. in the principal amount of $15,000,000.00 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed August 21, 2013 and incorporated herein by reference.)

10.111	Promissory Note dated August 19, 2013 by CHP Partners, LP and CNL Healthcare Properties, Inc. to Cadence Bank, NA. in the principal amount of $25,000,000.00 (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed August 21, 2013 and incorporated herein by reference.)

10.112	Promissory Note dated August 19, 2013 by CHP Partners, LP and CNL Healthcare Properties, Inc. to Fifth Third Bank in the principal amount of $25,000,000.00 (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed August 21, 2013 and incorporated herein by reference.)

10.113	Promissory Note dated August 19, 2013 by CHP Partners, LP and CNL Healthcare Properties, Inc. to Keybank National Association in the principal amount of $30,000,000.00 (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed August 21, 2013 and incorporated herein by reference.)

10.114	Promissory Note dated August 19, 2013 by CHP Partners, LP and CNL Healthcare Properties, Inc. to PNC Bank, National Association in the principal amount of $25,000,000.00 (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed August 21, 2013 and incorporated herein by reference.)

10.115	Assignment of Leases and Rents (Iowa) dated August 19, 2013 executed by CHT Council Bluffs IA Senior Living, LLC in favor of Keybank National Association (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed August 21, 2013 and incorporated herein by reference.)

10.116	Guaranty Agreement dated August 19, 2013 executed by CHT Lima OH Senior Living, LLC, CHT Council Bluffs IA Senior Living, LLC and CHT Senior Living Net Lease Holding, LLC in favor of Keybank National Association (Previously filed as Exhibit 10.9 to the Current Report on Form 8-K filed August 21, 2013 and incorporated herein by reference.)

10.117	Loan Agreement dated August 16, 2013, among CHP Chestnut Commons OH MOB Owner, LLC, CHP Leawood KS MOB Owner, LLC, CHP Lincoln Plaza AZ MOB Owner, LLC, CHP North Mountain AZ MOB Owner, LLC, and CHP Escondido CA MOB Owner, LLC and The Prudential Insurance Company of America (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.118	JCL Recourse Liabilities Guaranty dated August 16, 2013, executed by CNL Healthcare Properties, Inc. in favor of The Prudential Insurance Company of America (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.119	Mortgage and Security Agreement (First) dated August 16, 2013, executed by CHP Leawood KS MOB Owner, LLC in favor of The Prudential Insurance Company of America (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.120	Mortgage and Security Agreement (Second) dated August 16, 2013, executed by CHP Leawood KS MOB Owner, LLC in favor of The Prudential Insurance Company of America (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.121	Promissory Note (Doctors Specialty Hospital) dated August 16, 2013, by CHP Leawood KS MOB Owner, LLC to The Prudential Insurance Company of America in the principal amount of $4,510,000.00 (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.122	Promissory Note (North Mountain Medical Plaza) dated August 16, 2013, by CHP North Mountain AZ MOB Owner, LLC to The Prudential Insurance Company of America in the principal amount of $3,530,000.00 (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.123	Promissory Note (John C. Lincoln Medical Plaza I and II) dated August 16, 2013, by CHP Lincoln Plaza AZ MOB Owner, LLC to The Prudential Insurance Company of America in the principal amount of $4,790,000.00 (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.124	Promissory Note (Escondido Medical Arts Centre) dated August 16, 2013, by CHP Escondido CA MOB Owner, LLC to The Prudential Insurance Company of America in the principal amount of $10,020,000.00 (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.125	Promissory Note (Cleveland Clinic Chestnut Commons) dated August 16, 2013, by CHP Chestnut Commons OH MOB Owner, LLC to The Prudential Insurance Company of America in the principal amount of $12,860,000.00 (Previously filed as Exhibit 10.9 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.126	Recourse Liabilities Guaranty (Doctors Specialty Hospital) dated August 16, 2013, executed by CNL Healthcare Properties, Inc. in favor of The Prudential Insurance Company of America (Previously filed as Exhibit 10.10 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.127	Ground Lease (LMP Parcel) effective February 29, 2008, by and between John C. Lincoln Health Network and MMIC JCL MOB, LLC (Previously filed as Exhibit 10.11 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.128	Ground Lease (NMMP Parcel) effective February 29, 2008, by and between John C. Lincoln Health Network and MMIC JCL MOB, LLC (Previously filed as Exhibit 10.12 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.129	Assignment and Assumption of Leasehold Interest in Ground Lease effective August 16, 2013, by and between MMIC JCL MOB, LLC and CHP North Mountain AZ MOB, LLC (Previously filed as Exhibit 10.13 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.130	Assignment and Assumption of Leasehold Interest in Ground Lease (John C. Lincoln Medical Plaza) effective August 16, 2013, by and between MMIC JCL MOB, LLC and CHP Lincoln Plaza AZ MOB, LLC (Previously filed as Exhibit 10.14 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.131	Property Management and Leasing Agreement dated August 16, 2013, by and between CHP Escondido CA MOB Owner, LLC and Lincoln Property Company Commercial Service Enterprises, Inc. d/b/a Lincoln Harris CSG (Previously filed as Exhibit 10.15 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.132	Property Management and Leasing Agreement dated August 16, 2013, by and between CHP Lincoln Plaza AZ MOB Owner, LLC and Holladay Property Services Midwest, Inc. (Previously filed as Exhibit 10.16 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.133	Supplemental Guaranty (Doctors Specialty Hospital) dated August 16, 2013, executed by CHP Leawood KS MOB Owner, LLC in favor of The Prudential Insurance Company of America (Previously filed as Exhibit 10.17 to the Current Report on Form 8-K filed August 23, 2013 and incorporated herein by reference.)

10.134	Ground Lease Agreement dated April 13, 2004, between St. Mary’s Health System, Inc. and Knoxville Equity Partners, LLC (Previously filed as Exhibit 10.135 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.135	First Amendment to Ground Lease dated as of April 15, 2008, by and between St. Mary’s Health System, Inc. and Knoxville Equity Partners, LLC (Previously filed as Exhibit 10.136 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.136	Second Amendment to Ground Lease dated July 10, 2013, by and between Metro Knoxville HMA, LLC and Knoxville Equity Partners, LLC (Previously filed as Exhibit 10.137 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.137	Assignment and Assumption of Ground Lease dated as of July 10, 2013, by and between Knoxville Equity Partners, LLC and CHP Knoxville Plaza A MOB Owner, LLC (Previously filed as Exhibit 10.138 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.138	Ground Lease Agreement dated December 12, 2007, between St. Mary’s Health System, Inc. and Emory Development Partners, LLC (Previously filed as Exhibit 10.139 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.139	First Amendment to Ground Lease dated as of April 15, 2008, by and between St. Mary’s Health System, Inc. and Emory Development Partners, LLC (Previously filed as Exhibit 10.140 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.140	Second Amendment to Ground Lease dated as of October 27, 2008, by and between St. Mary’s Health System, Inc. and Emory Development Partners, LLC (Previously filed as Exhibit 10.141 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.141	Assignment and Assumption of Ground Lease dated as of July 10, 2013, by and between Emory Development Partners, LLC to and in favor of CHP Knoxville Plaza B MOB Owner, LLC (Previously filed as Exhibit 10.142 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.142	Air Rights Lease Agreement dated March 27, 2003, between St. Mary’s Health System, Inc. and Jefferson Equity Partners, LLC (Previously filed as Exhibit 10.143 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.143	First Amendment to Air Rights Lease dated as of October 8, 2003, by and between St. Mary’s Health System, Inc. and Jefferson Equity Partners, LLC (Previously filed as Exhibit 10.144 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.144	Second Amendment to Air Rights Lease dated as of May 14, 2008, by and between St. Mary’s Health System, Inc. and Healthcare Equity Partners, LLC (Previously filed as Exhibit 10.145 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.145	Third Amendment to Air Rights Lease dated July 10, 2013, by and between Metro Knoxville HMA, LLC and Oak Hills Partners, LLC (Previously filed as Exhibit 10.146 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.146	Assignment and Assumption of Air Rights Lease dated as of July 10, 2013, by and between Oak Hill Partners, LLC and CHP Central Wing Annex MOB Owner, LLC (Previously filed as Exhibit 10.147 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.147	Assignment and Assumption of Air Rights Lease dated as of October 28, 2003, by and between Jefferson Equity Partners, LLC to Healthcare Equity Partners, LLC (Previously filed as Exhibit 10.148 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.148	Assignment and Assumption of Air Rights Lease dated as of July 29, 2011, by and between Healthcare Equity Partners, LLC to Oak Hill Partners, LLC (Previously filed as Exhibit 10.149 to the Post-Effective Amendment No. 6 to Form S-11 (File No. 333-168129) filed August 29, 2013 and incorporated herein by reference.)

10.149	Purchase and Sale Agreement dated as of August 21, 2013 by and between Vancouver Bridgewood, LLC, as Seller, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed August 27, 2013 and incorporated herein by reference.)

10.150	Amendment to Purchase and Sale Agreement dated August 19, 2013 between Oklahoma Care Group, LP and CHP Partners, LP (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed September 5, 2013 and incorporated herein by reference.)

10.151	Amendment to Purchase and Sale Agreement dated August 19, 2013 between Raider Ranch, LP and CHP Partners, LP (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed September 5, 2013 and incorporated herein by reference.)

10.152	Amendment to Purchase and Sale Agreement dated August 19, 2013 between RR AL Care Group Limited Partnership and RR IL Care Group Limited Partnership and CHP Partners, LP (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed September 5, 2013 and incorporated herein by reference.)

10.153	Assignment of Purchase Agreement dated August 28, 2013 by and among CHP Partners, LP and CHP Town Village OK Owner, LLC and CHP Town Village OK Tenant Corp. (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed September 5, 2013 and incorporated herein by reference.)

10.154	Assignment of Purchase Agreement dated August 28, 2013 by and among CHP Partners, LP and CHP Raider Ranch TX Owner, LLC (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed September 5, 2013 and incorporated herein by reference.)

10.155	Assignment of Purchase Agreement dated August 28, 2013 by and among CHP Partners, LP and CHP Raider Ranch TX Senior Housing Owner, LLC and CHP Raider Ranch TX Tenant Corp. (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed September 5, 2013 and incorporated herein by reference.)

10.156	Management Services Agreement dated August 19, 2013 by and between CHP Town Village OK Tenant Corp. and Integrated Senior Living LLC (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed September 5, 2013 and incorporated herein by reference.)

10.157	Management Services Agreement dated August 19, 2013 by and between CHP Raider Ranch TX Tenant Corp. and Integrated Senior Living LLC (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed September 5, 2013 and incorporated herein by reference.)

10.158	Development Services Agreement dated August 19, 2013 by and between CHP Raider Ranch TX Senior Housing Owner, LLC and South Bay Partners, Ltd. (Previously filed as Exhibit 10.9 to the Current Report on Form 8-K filed September 5, 2013 and incorporated herein by reference.)

10.159	First Amendment to Purchase and Sale Agreement dated August 9, 2013, by and among CMH Holding Co., CMH II Holding Co., Calvert Medical Arts Center, LLC, Calvert Memorial Hospital of Calvert County and CHP Partners, LP (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed September 6, 2013 and incorporated herein by reference.)

10.160	Assignment and Assumption of Asset Purchase Agreement dated August 30, 2013, by and between CHP Partners, LP and CHP Calvert MOB Owner, LLC (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed September 6, 2013 and incorporated herein by reference.)

10.161	Assignment and Assumption of Asset Purchase Agreement dated August 30, 2013, by and between CHP Partners, LP, CHP Calvert MOB Owner, LLC, CHP Medical Arts MOB Owner, LLC, CHP Dunkirk MOB Owner, LLC, and CHP Solomons Island MOB Owner, LLC (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed September 6, 2013 and incorporated herein by reference.)

10.162	Amended, Restated and Consolidated Ground Lease Agreement dated August 30, 2013, by and between Calvert Memorial Hospital of Calvert County and CHP Calvert MOB Owner, LLC (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed September 6, 2013 and incorporated herein by reference.)

10.163	Ground Lease Agreement dated August 30, 2013, by and between CMH II Holding Co. and CHP Dunkirk MOB Owner, LLC (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed September 6, 2013 and incorporated herein by reference.)

10.164	Amended and Restated Ground Lease Agreement dated August 30, 2013, by and between Calvert Memorial Hospital of Calvert County and CHP Medical Arts MOB Owner, LLC (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed September 6, 2013 and incorporated herein by reference.)

10.165	Credit Agreement dated August 30, 2013, by and among CHP Calvert MOB Owner, LLC, CHP Medical Arts MOB Owner, LLC, CHP Dunkirk MOB Owner, LLC, CHP Solomons Island MOB Owner, LLC, and Regions Bank (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed September 6, 2013 and incorporated herein by reference.)

10.166	Leasehold Deed of Trust/Deed of Trust and Security Agreement dated August 30, 2013, executed by CHP Calvert MOB Owner, LLC, CHP Medical Arts MOB Owner, LLC, and CHP Dunkirk MOB Owner, LLC in favor Eric Smith, for the benefit of Regions Bank (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed September 6, 2013 and incorporated herein by reference.)

10.167	Promissory Note dated August 30, 2013, made by CHP Calvert MOB Owner, LLC, CHP Medical Arts MOB Owner, LLC, CHP Dunkirk MOB Owner, LLC, and CHP Solomons Island MOB Owner, LLC to Regions Bank in the principal amount of $29,400,000.00 (Previously filed as Exhibit 10.9 to the Current Report on Form 8-K filed September 6, 2013 and incorporated herein by reference.)

10.168	Property Management and Leasing Agreement dated August 30, 2013, by and between CHP Calvert MOB Owner, LLC and Holladay Property Services Midwest, Inc. (Previously filed as Exhibit 10.10 to the Current Report on Form 8-K filed September 6, 2013 and incorporated herein by reference.)

10.169	Purchase and Sale Agreement dated October 7, 2013 among Midland Care Group, LP, Cedar Park AL Group, LP, Bryan AL Investors, LP, Bryan Senior Investors, LP, Mansfield AL Group, LP, Waterview at Mansfield Investors, L.P., Plainfield Care Group, LLC, San Angelo Care Group, LP and CHP Partners, LP (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed October 11, 2013 and incorporated herein by reference.)

10.170	First Amendment to Purchase and Sale Agreement dated November 11, 2013 but retroactively effective as of November 6, 2013, among Midland Care Group LP, Cedar Park AL Group, LP, Bryan AL Investors, LP, Bryan Senior Investors, LP, Mansfield AL Group, LP, Waterview at Mansfield Investors, L.P., Plainfield Care Group, LLC, San Angelo Care Group, LP and CHP Partners, LP (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed November 15, 2013 and incorporated herein by reference.)

10.171	Assignment and Assumption of Purchase and Sale Agreement Bonaventure of Billings dated December 2, 2013, by and between CHP Partners, LP and CHP Billings MT Owner, LLC (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.172	Management Agreement dated December 2, 2013, between MorningStar Senior Management, LLC and CHP Billings MT Tenant Corp. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.173	Management Services Agreement dated December 1, 2013, by and between CHP Beaverton OR Tenant Corp. and Prestige Senior Living, LLC (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.174	Promissory Note dated December 2, 20 13, made by CHP Gresham-Huntington Terrace OR Owner, LLC and CHP Gresham-Huntington Terrace OR Tenant Corp. to The Prudential Insurance Company of America in the principal amount of $10,728,555.00 (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.175	Loan Agreement dated December 2, 20 13 among CHP Gresham-Huntington Terrace OR Owner, LLC, CHP Gresham-Huntington Terrace OR Tenant Corp., CHP Tualatin-Riverwood OR Owner, LLC, CHP Tualatin-Riverwood OR Tenant Corp., CHP Beaverton OR Owner, LLC, CHP Beaverton OR Tenant Corp, CHP Salem-Orchard Heights OR Owner, LLC, CHP Salem-Orchard Heights OR Tenant Corp., CHP Salem-Southern Hills OR Owner, LLC, CHP Salem-Southern Hills OR Tenant Corp, CHP Medford-Arbor Place OR Owner, LLC, CHP Medford-Arbor Place OR Tenant Corp., CHP Bend-High Desert OR Owner, LLC, CHP Bend-High Desert OR Tenant Corp., CHP Tillamook-Five Rivers OR Owner, LLC, CHP Tillamook-Five Rivers OR Tenant Corp., CHP Billings MT Owner, LLC, CHP Billings MT Tenant Corp., CHP Idaho Falls ID Owner, LLC, CHP Idaho Falls ID Tenant Corp., CHP Boise ID Owner, LLC, CHP Boise ID Tenant Corp., CHP Sparks NV Owner, LLC, CHP Sparks NV Tenant Corp. and The Prudential Insurance Company of America (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.176	Deed of Trust, Security Agreement and Fixture filing (Huntington Terrace – First) dated December 2, 20 13, by CHP Gresham-Huntington Terrace OR Owner, LLC and CHP Gresham-Huntington Terrace OR Tenant Corp., to First American Title Insurance Company for the benefit of The Prudential Insurance Company of America (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.177	Deed of Trust, Security Agreement and Fixture filing (Huntington Terrace – Second) dated December 2, 20 13, by CHP Gresham-Huntington Terrace OR Owner, LLC and CHP Gresham-Huntington Terrace OR Tenant Corp., to First American Title Insurance Company for the benefit of The Prudential Insurance Company of America (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.178	Recourse Liabilities Guaranty executed December 2, 20 13, by CNL Healthcare Properties, Inc. to The Prudential Insurance Company of America relating to the indebtedness of CHP Gresham-Huntington Terrace OR Owner, LLC and CHP Gresham-Huntington Terrace OR Tenant Corp. (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.179	Supplemental Guaranty executed December 2, 20 13, by CHP Gresham-Huntington Terrace OR Owner, LLC and CHP Gresham-Huntington Terrace OR Tenant Corp. to The Prudential Insurance Company of America (Previously filed as Exhibit 10.9 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.180	Schedule of Omitted Documents (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc. and CNL Properties Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc. and CNL Properties Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc. and CNL Properties Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Healthcare Properties, Inc., formerly known as, CNL Properties Trust, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statements of Stockholders’ Equity, Consolidated Statement of Cash Flows and (ii) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2014.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 27, 2014
JAMES M. SENEFF, JR.

/s/ Thomas K. Sittema	Vice Chairman of the Board	March 27, 2014
THOMAS K. SITTEMA

/s/ Michael P. Haggerty	Independent Director	March 27, 2014
MICHAEL P. HAGGERTY

/s/ J. Douglas Holladay	Independent Director	March 27, 2014
J. DOUGLAS HOLLADAY

/s/ J. Chandler Martin	Independent Director	March 27, 2014
J. CHANDLER MARTIN

/s/ Stephen H. Mauldin	Chief Executive Officer (Principal	March 27, 2014
STEPHEN H. MAULDIN	Executive Officer)

/s/ Joseph T. Johnson	Senior Vice President and	March 27, 2014
JOSEPH T. JOHNSON	Chief Financial Officer (Principal Financial Officer)

/s/ Ixchell C. Duarte	Senior Vice President and	March 27, 2014
IXCHELL C. DUARTE	Chief Accounting Officer (Principal Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2013 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2014 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2013 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Year

2011	Deferred tax asset valuation allowance	$—	$—	$—	$—

		$—	$—	$—	$—

2012	Deferred tax asset valuation allowance	$—	$—	$—	$—

		$—	$—	$—	$—

2013	Deferred tax asset valuation allowance	$—	$(597)	$—	$(597)

		$—	$(597)	$—	$(597)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2013 (in thousands)

	Initial Costs			Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments(3)	Buildings & Building Improve- ments	Land and Improve- ments	Buildings and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building & Building Improve- ments	Construc- tion in Process	Total	Accumulated Depreciation	Date of Construction		Date Acquired	Life on which depreciation in latest income statement is computed
Primrose Retirement Community Casper, Wyoming	$12,490	$1,910	$16,310	$—	$—	$—	$1,910	$16,310	$—	$18,220	$(790)	2004		2/16/2012	(1)
Primrose Retirement Community Grand Island, Nebraska	$8,811	$719	$12,140	$—	$—	$—	$719	$12,140	$—	$12,859	$(612)	2005		2/16/2012	(1)
Primrose Retirement Community Mansfield, Ohio	$11,988	$650	$16,720	$—	$—	$—	$650	$16,720	$—	$17,370	$(835)	2007		2/16/2012	(1)
Primrose Retirement Community Marion, Ohio	$9,944	$889	$16,304	$—	$—	$—	$889	$16,304	$—	$17,193	$(816)	2006		2/16/2012	(1)
Sweetwater Retirement Community Billings Montana	$10,799	$1,578	$14,205	$17	$—	$—	$1,595	$14,205	$—	$15,800	$(693)	2006		2/16/2012	(1)

HarborChase Community Lady Lake, Florida	$13,130	$2,165	$—	$1,013	$16,591	$—	$3,178	$16,591	$—	$19,769	$—	2013		8/29/2012	(1)

Dogwood Community Acworth, Georgia)	$3,765	$1,750	$—	$261	$—	$12,318	$2,011	$—	$12,318	$14,329	$—		(3)	12/18/2012	(1)
Primrose Retirement Community Aberdeen, South Dakota	$—	$311	$3,794	$—	$—	$—	$311	$3,794	$—	$4,105	$(105)	2005		12/19/2012	(1)
Primrose Retirement Community Council Bluffs, Iowa	$—	$1,144	$11,117	$—	$—	$—	$1,144	$11,117	$—	$12,261	$(317)	2008		12/19/2012	(1)
Primrose Retirement Community Decatur, Illinois	$10,964	$513	$16,706	$—	$—	$—	$513	$16,706	$—	$17,219	$(454)	2009		12/19/2012	(1)
Primrose Retirement Community Lima, Ohio	$—	$944	$17,115	$—	$—	$—	$944	$17,115	$—	$18,059	$(465)	2006		12/19/2012	(1)
Primrose Retirement Community Zanesville, Ohio	$12,373	$1,184	$17,292	$—	$—	$—	$1,184	$17,292	$—	$18,476	$(471)	2008		12/19/2012	(1)
Capital Health of Symphony Manor Baltimore, Maryland	$14,736	$2,319	$19,444	$—	$—	$—	$2,319	$19,444	$—	$21,763	$(520)	2011		12/21/2012	(1)

Capital Health of Curry House Cadillac, Michigan	$7,619	$995	$11,072	$—	$—	$—	$995	$11,071	$—	$12,066	$(300)	1996		12/21/2012	(1)
Capital Health of Fredericktowne Frederick, Maryland	$7,957	$808	$14,291	$—	$—	$—	$808	$14,291	$—	$15,099	$(382)	2000		12/21/2012	(1)
Capital Health of Brookridge Heights Marquette, Michigan	$8,010	$595	$11,339	$—	$—	$—	$595	$11,339	$—	$11,934	$(303)	1998		12/21/2012	(1)

	Initial Costs			Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period
Property/Location	Encum- brances	Land & Land Improve- ments(3)	Buildings & Building Improve- ments	Land and Improve- ments	Buildings and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building & Building Improve- ments	Construc- tion in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Capital Health of Woodholme Gardens Pikesville, Maryland	$9,161	$1,603	$13,472	$—	$—	$—	$1,603	$13,472	$—	$15,075	$(364)	2010	12/21/2012	(1)

Batesville Healthcare Center Batesville, Arkansas	$3,300	$397	$5,382	$—	$—	$—	$397	$5,382	$—	$5,779	$(82)	1975	5/31/2013	(1)

Broadway Healthcare Center West Memphis, Arkansas	$6,300	$438	$10,560	$—	$—	$—	$438	$10,560	$—	$10,998	$(161)	1994	5/31/2013	(1)

Jonesboro Healthcare Center Jonesboro, Arkansas	$8,100	$527	$13,493	$—	$—	$—	$527	$13,493	$—	$14,020	$(205)	2012	5/31/2013	(1)

Magnolia Healthcare Center Magnolia, Arkansas	$6,300	$421	$10,454	$—	$—	$—	$421	$10,454	$—	$10,875	$(162)	2009	5/31/2013	(1)

Mine Creek Healthcare Center Nashville, Arkansas	$1,800	$136	$2,942	$—	$—	$—	$136	$2,942	$—	$3,078	$(47)	1978	5/31/2013	(1)

Searcy Healthcare Center Searcy, Arkansas	$4,200	$648	$6,017	$—	$—	$—	$648	$6,017	$—	$6,665	$(93)	1973	5/31/2013	(1)

LaPorte Cancer Center Westville, Indiana	$8,419	$433	$10,846	$—	$—	$—	$433	$10,846	$—	$11,279	$(169)	2010	6/14/2013	(1)

Jefferson Medical Commons Jefferson City, Tennessee	$7,824	$151	$10,236	$—	$—	$—	$151	$10,236	$—	$10,387	$(136)	2001	7/10/2013	(1)
Physicians Plaza A at North Knoxville Medical Center Powell, Tennessee	$12,209	$262	$16,976	$—	$—	$—	$262	$16,976	$—	$17,238	$(226)	2005	7/10/2013	(1)
Physicians Plaza B at North Knoxville Medical Center Powell, Tennessee	$14,685	$303	$18,754	$—	$—	$—	$303	$18,754	$—	$19,057	$(251)	2008	7/10/2013	(1)
Physicians Regional Medical Center – Central Wing Annex Knoxville, Tennessee	$3,890	$73	$5,285	$—	$—	$—	$73	$5,285	$—	$5,358	$(70)	2004	7/10/2013	(1)

HarborChase of Jasper Jasper, Alabama	$—	$355	$6,358	$—	$—	$—	$355	$6,358	$—	$6,713	$(70)	1998	7/31/2013	(1)
Chestnut Commons Medical Office Building Elyria, Ohio	$12,789	$2,010	$15,322	$42	$328	$—	$2,052	$15,650	$—	$17,702	$(154)	2008	8/16/2013	(1)

Doctor’s Specialty Hospital Leawood, Kansas	$4,485	$926	$5,785	$13	$—	$—	$939	$5,771	$—	$6,710	$(55)	2001	8/16/2013	(1)

Escondido Medical Arts Center Escondido, California	$9,964	$1,863	$12,199	$—	$—	$—	$1,863	$12,199	$—	$14,062	$(107)	1994	8/16/2013	(1)
John C. Lincoln Medical Office Plaza I Phoenix, Arizona	$2,843	$233	$2,779	$—	$—	$—	$233	$2,779	$—	$3,012	$(29)	1980	8/16/2013	(1)
John C. Lincoln Medical Office Plaza II Phoenix, Arizona	$1,920	$139	$1,909	$—	$—	$—	$139	$1,909	$—	$2,048	$(19)	1984	8/16/2013	(1)

	Initial Costs			Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period
Property/Location	Encum- brances	Land & Land Improve- ments(3)	Buildings & Building Improve- ments	Land and Improve- ments	Buildings and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building & Building Improve- ments	Construc- tion in Process	Total	Accumulated Depreciation	Date of Construction		Date Acquired	Life on which depreciation in latest income statement is computed

North Mountain Medical Plaza Phoenix, Arizona	$3,510	$297	$4,079	$—	$—	$—	$297	$4,079	$—	$4,376	$(41)	1994		8/16/2013	(1)

Raider Ranch Lubbock, Texas	$—	$1,992	$48,825	$—	$—	$—	$1,992	$48,825	$—	$50,817	$(428)	2009		8/29/2013	(1)
The Club at Raider Ranch Development Lubbock, Texas	$—	$3,000	$—	$—	$—	$80	$3,000	$—	$80	$3,080	$—		(3)	8/29/2013	(1)

Town Village Oklahoma City, Oklahoma	$—	$1,020	$19,847	$—	$—	$—	$1,020	$19,847	$—	$20,867	$(172)	2004		8/29/2013	(1)

Calvert Medical Arts Center Prince Frederick, Maryland	$12,581	$21	$17,838	$—	$—	$—	$21	$17,838	$—	$17,859	$(145)	2009		8/30/2013	(1)
Calvert Medical Office Building I, II, III Prince Frederick, Maryland	$10,686	$51	$14,334	$—	$—	$—	$51	$14,334	$—	$14,385	$(124)	1991/1999/ 2000		8/30/2013	(1)

Dunkirk Medical Center Dunkirk, Maryland	$3,007	$351	$2,991	$—	$—	$—	$351	$2,991	$—	$3,342	$(41)	1997		8/30/2013	(1)
Pacific Northwest I Communities – Beaverton Hills Beaverton, Oregon	$9,686	$1,387	$10,324	$—	$—	$—	$1,387	$10,324	$—	$11,711	$(23)	2000		12/2/2013	(1)
Pacific Northwest I Communities – High Desert Bend, Oregon	$8,379	$835	$11,252	$—	$—	$—	$835	$11,252	$—	$12,087	$(26)	2003		12/2/2013	(1)
Pacific Northwest I Communities Billings, Montana	$20,634	$4,067	$41,373	$—	$—	$—	$4,067	$41,373	$—	$45,440	$(98)	2009		12/2/2013	(1)
Pacific Northwest I Communities Boise, Idaho	$22,026	$1,663	$35,752	$—	$—	$—	$1,663	$35,752	$—	$37,415	$(80)	2007		12/2/2013	(1)
Pacific Northwest I Communities – Huntington Terrace Gresham, Oregon	$10,729	$1,236	$12,083	$—	$—	$—	$1,236	$12,083	$—	$13,319	$(28)	2000		12/2/2013	(1)
Pacific Northwest I Communities Idaho Falls, Idaho	$18,844	$2,006	$40,397	$—	$—	$—	$2,006	$40,396	$—	$42,402	$(92)	2009		12/2/2013	(1)
Pacific Northwest I Communities – Arbor Place Medford, Oregon	$8,625	$355	$14,083	$—	$—	$—	$355	$14,083	$—	$14,438	$(31)	2003		12/2/2013	(1)
Pacific Northwest I Communities – Orchard Heights Salem, Oregon	$12,955	$545	$15,544	$—	$—	$—	$545	$15,544	$—	$16,089	$(34)	2002		12/2/2013	(1)
Pacific Northwest I Communities – Southern Hills Salem, Oregon	$7,873	$653	$10,753	$—	$—	$—	$653	$10,753	$—	$11,406	$(24)	2001		12/2/2013	(1)
Pacific Northwest I Communities Sparks, Nevada	$24,974	$3,986	$47,968	$—	$—	$—	$3,986	$47,968	$—	$51,954	$(110)	2009		12/2/2013	(1)

	Initial Costs			Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period
Property/Location	Encum- brances	Land & Land Improve- ments(3)	Buildings & Building Improve- ments	Land and Improve- ments	Buildings and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building & Building Improve- ments	Construc- tion in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Pacific Northwest I Communities – Five Rivers Tillamook, Oregon	$8,116	$1,298	$14,064	$—	$—	$—	$1,298	$14,064	$—	$15,362	$(33)	2002	12/2/2013	(1)
Pacific Northwest I Communities - Riverwood Tualatin, Oregon	$4,708	$1,028	$7,429	$—	$—	$—	$1,028	$7,429	$—	$8,457	$(18)	1999	12/2/2013	(1)

Bay Medical Office Building Chula Vista, California	$—	$2,462	$7,453	$—	$—	$—	$2,462	$7,453	$—	$9,915	$—	1985	12/23/2013	(1)
Coral Springs Medical Office Building I Coral Springs, Florida	$—	$2,614	$11,220	$—	$—	$—	$2,614	$11,220	$—	$13,834	$—	2005	12/23/2013	(1)
Coral Springs Medical Office Building II Coral Springs, Florida	$—	$2,614	$12,130	$—	$—	$—	$2,614	$12,130	$—	$14,744	$—	2008	12/23/2013	(1)

	$438,107	$62,873	$766,357	$1,346	$16,919	$12,398	$64,219	$783,260	$12,398	$859,877	$(11,011)

Transactions in real estate and accumulated depreciation as of December 31, 2013 are as follows:

Balance at December 31, 2011	$—	Balance at December 31, 2011	$—
2012 Acquisitions	235,945	2012 Depreciation	(1,702)

Balance at December 31, 2012	235,945	Balance at December 31, 2012	(1,702)
2013 Acquisitions	593,268
2013 Improvements	30,664	2013 Depreciation	(9,309)

Balance at December 31, 2013	$859,877	Balance at December 31, 2013	$(11,011)

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)	The aggregate cost for federal income tax purposes is approximately $860.5 million.
(3)	Land and land improvements, initial cost, include the purchase price of land under development which is included as a component of construction in process in the consolidated balance sheets. As of December 31, 2013 these properties were under development; therefore, depreciation is not applicable.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2013 (in thousands)

As of December 31, 2013, mortgages and other notes receivable consisted of the following (in thousands):

Borrower (Description of Collateral Property)	Date of Loan Agreement	Maturity Date (1)	Interest Rate (2)	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount		Principal Amount Subject to Delinquent Principal or Interest
Crosland Southeast (land development)	6/27/2013	6/27/2014	16.0%	Principal payable in full at maturity	$—	$3,741	$3,949		$—

Total carrying amount					$—	$3,741	$3,949	(3)	$—	(4)

FOOTNOTES:

(1)	The initial term of the ADC Loan is one year with an extension option of up to six months.
(2)	The interest rate is comprised of an 8% component that is paid monthly and an 8% component that is paid upon maturity of the ADC Loan. As of December 31, 2013, approximately $0.1 million of interest is due at maturity.
(3)	For Federal income tax purposes, the aggregate cost of investments in mortgages and other notes receivable on real estate is the carrying amount, as disclosed in the schedule.
(4)	No mortgages and other notes receivable are delinquent with respect to principal or interest.

The following is a reconciliation of mortgages and other notes receivable on real estate for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Balance at beginning of year	$—	$—	$—
New mortgage loans	3,741	—	—
Principal reduction	—	—	—
Accrued and deferred interest	124	—	—
Loan origination costs, net	84	—	—

Balance the end of year	$3,949	$—	$—

TSMM Management, LLC

Index

December 31, 2012

TSMM MANAGEMENT, LLC AND SUBSIDIARIES

Combined Financial Statements

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

Auditor’s Responsibility

Our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

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

Period from February 16, 2012 through December 31, 2012

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

TSMM Management, LLC

Notes to Financial Statements

Period from February 16, 2012 through December 31, 2012

1.	Organization (continued)

The following represents a breakout of the Communities rented and operated by TSMM for the period from February 16, 2012 through December 31, 2012:

Property/Description	Location	Commencement Of Lease	Units
Primrose I Communities
Sweetwater Retirement Community	Billings, MT	2/16/2012	76
Primrose Retirement Community of Grand Island	Grand Island, NE	2/16/2012	68
Primrose Retirement Community of Marion	Marion, OH	2/16/2012	80
Primrose Retirement Community of Mansfield	Mansfield, OH	2/16/2012	82
Primrose Retirement Community of Casper	Casper, WY	2/16/2012	88
Primrose II Communities
Primrose Retirement Community of Lima	Lima, OH	12/19/2012	78
Primrose Retirement Community of Zanesville	Zanesville, OH	12/19/2012	76
Primrose Retirement Community of Decatur	Decatur, IL	12/19/2012	80
Primrose Retirement Community of Council Bluffs	Council Bluffs, IA	12/19/2012	68
Primrose Cottages	Aberdeen, SD	12/19/2012	21

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

Period from February 16, 2012 through December 31, 2012

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

TSMM Management, LLC

Notes to Financial Statements

Period from February 16, 2012 through December 31, 2012

2.	Summary of Significant Accounting Policies (continued)

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

TSMM Management, LLC

Notes to Financial Statements

Period from February 16, 2012 through December 31, 2012

5.	Operating Leases (continued)

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

The accompanying notes are an integral part of these financial statements.