Form 10-Q
period 2014-03-31
CNL Healthcare Properties, Inc.
filed 2014-05-12
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock of the registrant outstanding as of May 5, 2014 was 70.5 million.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Real estate assets:
Real estate investment properties, net (including VIEs $70,198 and $72,053, respectively)	$1,019,044	$848,791
Real estate under development, including land (including VIEs $26,387 and $16,210, respectively)	26,927	17,409

Total real estate assets, net	1,045,971	866,200

Intangibles, net (including VIEs $4,330 and $4,535, respectively)	63,211	52,400
Cash (including VIEs $564 and $727, respectively)	40,626	44,209
Investments in unconsolidated entities	18,210	18,438
Loan costs, net (including VIEs $1,167 and $912, respectively)	9,805	7,919
Deposits	6,133	8,892
Note receivable from related party	5,578	3,949
Other assets (including VIEs $399 and $21, respectively)	5,151	6,445
Deferred rent (including VIEs $146 and $104, respectively)	3,318	2,782
Restricted cash (including VIEs $257 and $257, respectively)	3,201	2,839

Total assets	$1,201,204	$1,014,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage and other notes payable (including VIEs $59,179 and $52,596, respectively)	$505,943	$438,107
Revolving credit facility	151,995	98,500
Other liabilities (including VIEs $1,173 and $939, respectively)	11,558	7,243
Accounts payable and accrued expenses (including VIEs $215 and $309, respectively)	10,539	7,887
Due to related parties (including VIEs $120 and $112, respectively)	6,448	3,308
Accrued development costs (including VIEs $3,149 and $7,047, respectively)	3,149	7,047

Total liabilities	689,632	562,092

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized and unissued	—	—
Excess shares, $0.01 par value per share, 300,000 shares authorized and unissued	—	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized; 67,685 and 58,308 shares issued and 67,566 and 58,218 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	676	582
Capital in excess of par value	578,777	500,361
Accumulated loss	(43,103)	(30,580)
Accumulated distributions	(23,570)	(17,423)
Accumulated other comprehensive loss	(1,208)	(959)

Total stockholders’ equity	511,572	451,981

Total liabilities and stockholders’ equity	$1,201,204	$1,014,073

The abbreviation VIEs above mean variable interest entities

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Revenues:
Rental income from operating leases	$9,722	$3,484
Resident fees and services	21,956	4,318
Tenant reimbursement income	1,451	—
Interest income on note receivable from related party	146	—

Total revenues	33,275	7,802

Expenses:
Property operating expenses	16,420	3,217
General and administrative	1,757	1,109
Acquisition fees and expenses	7,205	578
Asset management fees	1,770	989
Property management fees	1,636	456
Depreciation and amortization	11,862	2,319

Total expenses	40,650	8,668

Operating loss	(7,375)	(866)

Other income (expense):
Interest and other income	8	1
Interest expense and loan cost amortization	(5,535)	(3,235)
Equity in earnings of unconsolidated entities	349	278

Total other income (expense)	(5,178)	(2,956)

Loss before income taxes	(12,553)	(3,822)
Income tax benefit	30	13

Net loss	$(12,523)	$(3,809)

Net loss per share of common stock (basic and diluted)	$(0.20)	$(0.16)

Weighted average number of shares of common stock outstanding (basic and diluted)	62,429	23,760

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013

Net loss	$(12,523)	$(3,809)

Other comprehensive loss:
Unrealized loss on derivative financial instrument	(223)	—
Unrealized loss on derivative financial instrument of equity method investment	(26)	(80)

Total other comprehensive loss	(249)	(80)

Comprehensive loss	$(12,772)	$(3,889)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014 (unaudited) and the Year Ended December 31, 2013

(in thousands, except per share data)

						Accumulated
	Common Stock		Capital in			Other	Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Loss	Accumulated Distributions	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2012	18,446	$184	$156,200	$(12,480)	$(3,253)	$—	$140,651
Subscriptions received for common stock through public offering and reinvestment plan	38,798	388	386,975	—	—	—	387,363
Stock distributions	1,063	11	(11)	—	—	—	—
Redemptions of common stock	(89)	(1)	(826)	—	—	—	(827)
Stock issuance and offering costs	—	—	(41,977)	—	—	—	(41,977)
Net loss	—	—	—	(18,100)	—	—	(18,100)
Cash distributions, declared and paid or reinvested ($0.39996 per share)	—	—	—	—	(14,170)	—	(14,170)
Other comprehensive loss	—	—	—	—	—	(959)	(959)

Balance at December 31, 2013	58,218	582	500,361	(30,580)	(17,423)	(959)	451,981
Subscriptions received for common stock through public offering and reinvestment plan	8,921	89	90,099	—	—	—	90,188
Stock distributions	455	5	(5)	—	—	—	—
Redemptions of common stock	(28)	(0)	(258)	—	—	—	(258)
Stock issuance and offering costs	—	—	(9,420)	—	—	—	(9,420)
Cash distributions, declared and paid or reinvested ($0.1014 per share)	—	—	—	—	(6,147)	—	(6,147)
Distribution to holder of promoted interest	—	—	(2,000)	—	—	—	(2,000)
Net loss	—	—	—	(12,523)	—	—	(12,523)
Other comprehensive loss	—	—	—	—	—	(249)	(249)

Balance at March 31, 2014	67,566	$676	$578,777	$(43,103)	$(23,570)	$(1,208)	$511,572

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net cash flows provided by operating activities	$6,277	$212

Investing activities:
Acquisition of properties	(186,813)	—
Development of properties	(12,157)	(1,850)
Issuance of note receivable from related party	(1,567)	—
Investment in unconsolidated entities	—	(7,364)
Changes in restricted cash	(452)	(35)
Capital expenditures	(412)	(67)
Payment of tenant improvements and leasing costs	(283)	—
Deposits on real estate	(2,000)	—

Net cash flows used in investing activities	(203,684)	(9,316)

Financing activities:
Subscriptions received for common stock through public offering	86,839	72,831
Payment of stock issuance costs	(8,249)	(7,666)
Distributions to stockholders, net of distribution reinvestments	(2,798)	(987)
Distribution to holder of promoted interest	(2,000)	—
Redemptions of common stock	(145)	(219)
Draws under line of credit	53,495	—
Proceeds from mortgage and other notes payable	69,706	26,272
Principal payments on mortgage and other notes payable	(1,870)	(85,419)
Lender deposits	(50)	(25)
Payment of loan costs	(1,104)	(166)

Net cash flows provided by financing activities	193,824	4,621

Net decrease in cash	(3,583)	(4,483)
Cash at beginning of period	44,209	18,262

Cash at end of period	$40,626	$13,779

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$1,923	$344

Loan costs	$583	$121

Accrued development costs	$3,149	$1,131

Unrealized loss on derivative financial instrument	$1,208	$80

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (the “Company”) is a Maryland corporation incorporated on June 8, 2010 that elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the year ended December 31, 2012.

The Company is externally advised by CNL Healthcare Corp. (the “Advisor”) and its property manager is CNL Healthcare Manager Corp. (the “Property Manager”), each of which is a Florida corporation and a wholly owned affiliate of CNL Financial Group, LLC, the Company’s sponsor. CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc. (“CNL”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the operating partnership and the Advisor. Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by affiliates of the Advisor and the Property Manager. In addition, third-party sub-property managers have been engaged by the Company to provide certain property management services.

On June 27, 2011, the Company commenced its initial public offering of up to $3.0 billion of common stock (the “Offering”), including shares being offered from its distribution reinvestment plan (the “Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The shares were initially being offered at $10 per share and effective December 11, 2013 are being offered at $10.14 per share, or $9.64 per share pursuant to the Reinvestment Plan. The Company plans to extend the Offering through the effective date of a subsequent registration statement.

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

The Company primarily expects to lease its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. However, the Company may also invest through other strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of the Company’s healthcare assets, including leasing properties to wholly-owned taxable REIT subsidiaries (“TRS”) and engaging independent third-party managers under management agreements to operate the properties as permitted under applicable tax regulations. In addition, the Company expects most investments will be wholly owned, although, the Company has and may continue to invest through partnerships with other entities where we believe it is appropriate and beneficial. The Company has and may continue to invest in new property developments or properties which have not reached full stabilization. Finally, the Company also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types. The Company generally makes loans to the owners of properties to enable them to acquire land, buildings, or to develop property. In exchange, the owner generally grants the Company a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements include the Company’s accounts, the accounts of wholly owned subsidiaries or subsidiaries for which the Company has a controlling interest, the accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and the accounts of other subsidiaries over which the Company has a controlling financial interest. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Promoted Interest Distributions – The Company accounts for distributions to holders of promoted interests in a manner similar to non-controlling interests. The Company identifies the distributions to holders of promoted interests separately within the accompanying condensed consolidated statements of stockholders’ equity. During the three months ended March 31, 2014, the Company made distributions of approximately $2 million to a holder of promoted interest related to HarborChase of Villages Crossing, which has been recorded as a reduction to capital in excess of par value in the accompanying condensed consolidated statement of stockholders’ equity.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Adopted Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This update clarified the guidance in subtopic 405 and requires entities to measure obligations resulting from joint and several liability arrangements for which total obligation is fixed at the reporting date. Entities are required to measure the obligation as the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. Additionally, the guidance requires entities to disclose the nature and amount of the obligations as well as other information about those obligations. Effective January 1, 2014, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists.” This update clarified the guidance in subtopic 740 and requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward to the extent one is available. Effective January 1, 2014, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements — In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted. The Company is currently evaluating the amendments of ASU 2014-08; however, these amendments are expected to impact the determination of whether any future property disposals qualify as discontinued operations, as well as requiring additional disclosures about any future discontinued operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

3.	Acquisitions

Real Estate Investment Properties — During the three months ended March 31, 2014, the Company acquired the following 10 properties, which were comprised of nine senior housing communities and one medical office building (“MOB”):

Name	Location	Structure	Date Acquired	Purchase Price (in thousands)

Medical Office
Scripps Medical Office Building	Chula Vista, CA	Modified Lease	01/21/14	$17,863	(1)

Senior Housing
Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Auburn, WA	Managed	02/03/14	21,930
Prestige Senior Living Bridgewood	Vancouver, WA	Managed	02/03/14	22,096
Prestige Senior Living Monticello Park	Longview, WA	Managed	02/03/14	27,360
Prestige Senior Living Rosemont	Yelm, WA	Managed	02/03/14	16,877
Prestige Senior Living West Hills	Corvallis, OR	Managed	03/03/14	14,986

South Bay II Communities (2)
Isle at Cedar Ridge	Cedar Park, TX	Managed	02/28/14	21,000
HarborChase of Plainfield	Plainfield, IL	Managed	03/28/14	26,500
Legacy Ranch Alzheimer’s Special Care Center	Midland, TX	Managed	03/28/14	11,500
The Springs Alzheimer’s Special Care Center	San Angelo, TX	Managed	03/28/14	10,500

				$190,612

FOOTNOTES:

(1)	This acquisition is not considered material to the Company and as such no pro forma financial information has been included related to this property.
(2)	Subsequent to March 31, 2014, the Company acquired three additional South Bay II Communities totaling approximately $72.7 million; see Note 16, “Subsequent Events,” for additional information. The Company is also committed to acquiring a fourth South Bay II Community for approximately $45 million; see Note 15, “Commitments and Contingencies.”

There were no consolidated properties acquired for the three months ended March 31, 2013. The following summarizes the purchase price allocation for the above properties, and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

March 31, 2014

Land and land improvements	$18,446
Buildings and building improvements	154,607
Furniture, fixtures and equipment	5,572
Intangibles (1)	15,259
Other liabilities	(702)

Net assets acquired	193,182
Contingent purchase price consideration (2)	(2,570)

Total purchase price consideration	$190,612

FOOTNOTES:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles was approximately 3.0 years. The acquired lease intangibles were comprised of approximately $15.2 million of in-place lease intangibles and approximately $0.02 million of other lease intangibles.
(2)	Amount included in other liabilities on the accompanying consolidated balance sheet as of March 31, 2014; refer to Note 9, “Contingent Purchase Price Information” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

3.	Acquisitions (continued)

The following table presents the unaudited pro forma results of operations for the Company as if each of the properties (including the additional South Bay II Communities acquired through the date of this filing) were acquired as of January 1, 2013 and owned during the three months ended March 31, 2014 and 2013 (in thousands except per share data):

	Three months ended March 31,
	2014	2013
Revenues	$40,372	$18,218

Net loss (1)	$(10,135)	$(14,699)

Income (loss) per share of common stock (basic and diluted)	$(0.15)	$(0.49)

Weighted average number of shares of common stock outstanding (basic and diluted)(2)	67,251	29,747

FOOTNOTES:

(1)	The pro forma results for the three months ended March 31, 2014, were adjusted to exclude approximately $7.8 million of acquisition related expenses directly attributable to the acquisition of the twelve properties, of which approximately $6.4 million was included in the condensed consolidated statement of operations for the three months ended March 31, 2014, and approximately $1.4 million was incurred subsequently related to the additional South Bay II Communities. The pro forma results for the three months ended March 31, 2013 were adjusted to include these charges as if the properties had been acquired on January 1, 2013.
(2)	As a result of the properties being treated as operational since January 1, 2013, the Company assumed approximately 6.0 million shares were issued as of January 1, 2013. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2013 instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the period presented.

The revenues and net losses (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the properties included in the Company’s condensed consolidated statements of operations were approximately $3.3 million and $(6.4) million, respectively, for the three months ended March 31, 2014.

Real Estate Under Development — In February 2014, the Company acquired a tract of land in Tega Cay, South Carolina for $2.8 million (“Wellmore of Tega Cay”). In connection with the acquisition, the Company entered into a development agreement with a third party developer for the construction and development of a continuing care retirement community with a maximum development budget of approximately $35.6 million, including the allocated purchase price of the land.

Under a promoted interest agreement with the developer, certain net operating income targets have been established which, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the Wellmore of Tega Cay development. Refer to Note 7, “Variable Interest Entities,” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013

Land and land improvements	$77,641	$59,208
Building and building improvements	936,789	783,260
Tenant Improvements	29	—
Furniture, fixtures and equipment	26,206	20,339
Less: accumulated depreciation	(21,621)	(14,016)

Real estate investment properties, net	1,019,044	848,791
Real estate under development, including land	26,927	17,409

Total real estate assets, net	$1,045,971	$866,200

Depreciation expense on the Company’s real estate investment properties, net was approximately $7.6 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, three of the Company’s senior housing communities have real estate under development with third-party developers as follows (in thousands):

Property Name (and Location)	Developer	Real Estate Development Costs Incurred (1)	Remaining Development Budget (2)

Dogwood Forest of Acworth (Acworth, GA)	Solomon Senior Living Holdings, LLC	$17,681	$7,582
Raider Ranch (Lubbock, TX)	South Bay Partners, Ltd	3,230	9,009
Wellmore of Tega Cay (Tega Cay, SC)	Maxwell Group, Inc.	6,016	29,935

Total		$26,927	$46,526

FOOTNOTES:

(1)	This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the senior housing community as of March 31, 2014. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.
(2)	This amount includes preleasing and marketing costs which will not be capitalized once incurred.

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

Under separate promoted interest agreements with each developer, once certain net operating income targets and total return targets have been met as set forth in the respective promote agreement, the developer will be entitled to an additional payment based on enumerated percentages of the assumed net proceeds of a deemed sale of the respective community, subject to achievement of a certain internal rate of return on the Company’s investment.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013
In-place lease intangibles	$64,886	$49,642
Above-market lease intangibles	3,719	3,704
Below-market ground lease intangibles	4,153	4,153
Less: accumulated amortization	(9,547)	(5,099)

Intangible assets, net	$63,211	$52,400

Below-market lease intangibles	$(3,689)	$(2,987)
Above-market ground lease intangibles	(317)	(317)
Less: accumulated amortization	300	168

Intangible liabilities, net	$(3,706)	$(3,136)

Amortization expense on the Company’s intangible assets was approximately $4.5 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively, of which approximately $0.2 million and $0, respectively, was treated as a reduction of rental income from operating leases, approximately $0.03 million and $0, respectively, was treated as an increase of property operating expenses and approximately $4.2 million and $0.5 million, respectively, was included in depreciation and amortization.

Amortization expense on the Company’s intangible liabilities was approximately $0.1 million for the three months ended March 31, 2014, of which approximately $0.1 million was treated as an increase of rental income from operating leases and approximately two thousand dollars was treated as a reduction of property operating expenses. The Company did not have any intangible liabilities during the three months ended March 31, 2013.

The estimated future amortization on the Company’s intangibles for the remainder of 2014, each of the next four years and thereafter, in the aggregate, as of March 31, 2014 is as follows (in thousands):

	Assets	Liabilities
2014	$15,530	$(432)
2015	18,811	(520)
2016	9,737	(481)
2017	3,534	(445)
2018	3,033	(376)
Thereafter	12,566	(1,452)

	$63,211	$(3,706)

As of March 31, 2014, the weighted average useful life of in-place leases was 3.1 years.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

6.	Operating Leases

As of March 31, 2014, the Company owned 34 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases, of which 19 are single-tenant properties that are 100% leased under operating leases and the remaining 15 are multi-tenant properties that are leased under operating leases. The Company’s leases had a weighted average remaining lease term of 7.5 years based on annualized base rents expiring between 2014 and 2030, subject to the tenants’ options to extend the lease periods ranging from two to ten years.

Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses. Each tenant is expected to pay real estate taxes directly to taxing authorities. However, if the tenant does not pay, the Company will be liable. The total annualized property tax assessed on these properties is approximately $1.3 million.

Under the terms of the multi-tenant lease agreements that have third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance. These amounts are billed monthly and recorded as tenant reimbursement income in the accompanying consolidated statements of operations.

The following are future minimum lease payments to be received under non-cancellable operating leases for the remainder of 2014, each of the next four years and thereafter, as of March 31, 2014 (in thousands):

2014	$28,270
2015	36,397
2016	34,786
2017	33,862
2018	33,283
Thereafter	129,577

$296,175

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

7.	Variable Interest Entities

Consolidated VIEs – As of March 31, 2014, the Company has 10 wholly-owned subsidiaries, which are VIEs due to following factors and circumstances:

(1)	Three of these subsidiaries are single property entities, designed to own and lease their respective properties to single tenants, for which buy-out options are held by the respective tenants that are formula based.

(2)	Three of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to either a ground lease or an air rights lease that include buy-out and put options held by either the tenant or landlord under the applicable lease.

(3)	Four of these subsidiaries are entities with real estate under development or completed developments in which the third-party developers have an opportunity to earn promoted interest payments after certain net operating income targets and internal rate of return targets have been met.

The Company determined it is the primary beneficiary and holds a controlling financial interest in each of the aforementioned property and development entities due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying condensed consolidated financial statements.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013
Assets:
Real estate investment properties, net	$70,198	$72,053

Real estate under development, including land	$26,387	$16,210

Intangibles, net	$4,330	$4,535

Cash	$564	$727

Loan costs, net	$1,167	$912

Other	$802	$382

Liabilities:
Mortgages and other notes payable	$59,179	$52,596

Accounts payable and accrued expenses	$215	$309

Accrued development costs	$3,149	$7,047

Other liabilities	$1,173	$939

Due to related parties	$120	$112

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $39.6 million as of March 31, 2014. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated VIEs — The Company determined that the borrowing entity under its note receivable from a related party represents a VIE due to the transaction structure; refer to Note 11, “Related Party Arrangements” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

8.	Unconsolidated Entities

The following presents financial information for each of the Company’s unconsolidated entities for the three months ended March 31, 2014 and 2013 (in thousands):

	For the three months ended March 31, 2014
	Montecito	CHTSunIV (2)	Windsor Manor (3)	Total
Revenues	$530	$—	$1,849	$2,379

Operating income	$179	$—	$312	$491

Net income (loss)	$78	$—	$(95)	$(17)

Loss allocable to other venture partners (1)	$8	$—	$(380)	$(372)

Income allocable to the Company (1)	$70	$—	$285	$355
Amortization of capitalized acquisition costs	(2)	—	(4)	(6)

Equity in earnings of unconsolidated entities	$68	$—	$281	$349

Distributions declared to the Company	$172	$—	$284	$456

Distributions received by the Company	$171	$—	$379	$550

	For the three months ended March 31, 2013
	Montecito (5)	CHTSunIV	Windsor Manor (3)	Total
Revenues	$356	$11,924	$1,223	$13,503

Operating income (loss) (4)	$(213)	$1,573	$(80)	$1,280

Net loss	$(293)	$(426)	$(173)	$(892)

Loss allocable to other venture partners (1)	$(29)	$(858)	$(306)	$(1,193)

Income (loss) allocable to the Company (1)	$(264)	$432	$133	$301
Amortization of capitalized acquisition costs	(2)	(18)	(3)	(23)

Equity in earnings (loss) of unconsolidated entities	$(266)	$414	$130	$278

Distributions declared to the Company	$—	$1,482	$175	$1,657

Distributions received by the Company	$—	$1,468	$49	$1,517

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	In July 2013, the Company completed the sale of its joint venture membership interest in CHTSunIV.
(3)	In April 2013, the joint venture acquired two additional senior housing communities.
(4)	Includes approximately $0.3 million of non-recurring acquisition expenses incurred by Montecito for the three months ended March 31, 2013.
(5)	Represents operating results from the date of acquisition through the end of the periods presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

9.	Contingent Purchase Price Consideration

Capital Health Communities

As of March 31, 2014, the Company determined the fair value of the Yield Guaranty to be $2.2 million, which was recorded as other assets in the accompanying condensed consolidated balance sheet. The following table provides a roll-forward of the fair value of the contingent purchase price consideration related to the Yield Guaranty on the Capital Health Communities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$4,488	$2,664
Contingent consideration in connection with acquisition	—	—
Yield Guaranty payment received from seller (1)	(2,300)	—
Change in fair value	—	—

Ending balance	$2,188	$2,664

FOOTNOTES:

(1)	The Company expects to receive an additional $0.3 million in payment on the Yield Guaranty during the second quarter of 2014. Pursuant to the related escrow agreement, the total $2.6 million of Yield Guaranty payments received from seller will be paid to the related lender as a principal reduction on the mortgage loan related to the Capital Health Communities.

South Bay II Communities

In conjunction with the acquisition of the South Bay II Communities, the Company entered into an agreement with the seller whereby the purchase price is adjusted in the event that certain net operating income targets are met. The additional consideration will be determined within three months of the acquisition date and be equal to (a) the baseline net operating income divided by the baseline capitalization rates (as defined in the purchase and sale agreement) less (b) the purchase price paid at closing. As of the acquisition date and March 31, 2014, approximately $2.6 million of the purchase price was allocated to this contingent purchase consideration and is recorded as other liabilities in the accompanying consolidated balance sheet.

Fair Value Measurements

The fair value of the contingent purchase consideration was based on a then-current income approach that is primarily determined based on the present value and probability of future cash flows using internal underwriting models. The income approach further includes estimates of risk-adjusted rate of return and capitalization rates for each property. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurements of the estimated fair value related to the Company’s contingent purchase price consideration is categorized as Level 3 on the three-level fair value hierarchy.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

10.	Indebtedness

In February 2014, through its limited partnership, the Company modified the terms of its Revolving Credit Facility and exercised its option to increase the aggregate maximum principal amount available for borrowing from $120 million to $240 million. In April, the Company increased the aggregate maximum principal amount available to $275 million; see Note 16, “Subsequent Events,” for additional information.

The following table provides details of the Company’s indebtedness as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Mortgages payable and other notes payable:
Fixed rate debt	$352,268	$290,817
Variable rate debt (1)	153,675	147,290

Total mortgages and other notes payable	505,943	438,107
Revolving Credit Facility	151,995	98,500

Total borrowings	$657,938	$536,607

FOOTNOTE:

(1)	As of March 31, 2014 and December 31, 2013, approximately $124.3 million has been swapped to fixed rates with notional amounts that begin to settle in 2015 and continue through the maturity date of the respective loan (ranging from 2016 through 2018).

The Company financed a portion of the acquisition described in Note 3, “Acquisitions,” through additional borrowings on the Pacific Northwest Loan, which provided for a five-year secured loan with an aggregate principal amount of approximately $63.1 million. Similarly, the Company had approximately $53.5 million of additional borrowings on its Revolving Credit Facility during the three months ended March 31, 2014 that were used to finance acquisitions. As of March 31, 2014, the Revolving Credit Facility is collateralized by thirteen properties with an aggregate net book carrying value of approximately $260.7 million.

The Company’s Revolving Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including without limitation: (i) limitations on incurrence of additional indebtedness; (ii) restrictions on payments of cash distributions except if required by REIT requirements; (iii) minimum occupancy levels for collateralized properties; (iv) minimum loan-to-value and debt service coverage ratios with respect to collateralized properties; (v) maximum leverage, secured recourse debt, and unimproved land/development property ratios; (vi) minimum fixed charge coverage ratio and minimum consolidated net worth, unencumbered liquidity, and equity raise requirements; (vii) limitations on certain types of investments and additional indebtedness; and (viii) minimum liquidity. The limitations on distributions includes a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the loan agreement) and the minimum amount of distributions required to maintain the Company’s REIT status. As of March 31, 2014, the Company was in compliance with all affirmative, negative and financial covenants.

All of the Company’s mortgage and construction loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. As of March 31, 2014, the Company was in compliance with all financial covenants and ratios.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

10.	Indebtedness (continued)

Maturities of indebtedness for the remainder of 2014 and each of the next four years and thereafter, in the aggregate, as of March 31, 2014 are as follows (in thousands):

2014	$6,767
2015	11,635
2016	226,702
2017	26,918
2018	269,346
Thereafter	116,570

$657,938

The fair market value and carrying value of the mortgage and other notes payable was approximately $508.1 million and $505.9 million, respectively, and both the fair market value and carrying value of the Revolving Credit Facility were $152.0 million as of March 31, 2014. The fair market value and carrying value of the mortgage and other notes payable was approximately $431.4 million and $438.1 million, respectively, and both the fair market value and carrying value of the Revolving Credit Facility were $98.5 million as of December 31, 2013. These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2014 and December 31, 2013 because of the relatively short maturities of the obligations.

11.	Related Party Arrangements

In March 2013, the Company entered into the Advisor Expense Support Agreement, whereby commencing on April 1, 2013, the Advisor has agreed to provide expense support to the Company through forgoing the payment of fees in cash and acceptance of restricted stock for services rendered and specified expenses incurred in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Advisor Expense Support Agreement). The Advisor expense support amount is determined for each calendar quarter of the Company, on a non-cumulative basis, each quarter-end date (“Determination Date”). In August 2013, the Company entered into the Property Manager Expense Support Agreement, whereby commencing on July 1, 2013, the Property Manager agreed to provide expense support to the Company through forgoing the payment of fees in cash and accepting restricted stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Property Manager Expense Support Agreement). The Property Manager expense support amount shall be determined, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each Determination Date. The terms of both the Advisor Expense Support Agreement and the Property Manager Expense Support Agreement (‘the Expense Support Agreements”) run through December 31, 2014, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice to the Company. No expense support agreements existed during the three months ended March 31, 2013. Since the vesting criteria is outside the control of the Advisor and Property Manager and involves both market conditions and counterparty performance conditions, the restricted stock shares will be treated as unissued for financial reporting purposes until the vesting criteria, as defined in the Expense Support Agreements, are met.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

11.	Related Party Arrangements (continued)

In exchange for services rendered and in consideration of the expense support provided, the Company will issue, within 45 days following each Determination Date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by to the Advisor and Property Manager for the preceding quarter divided by the then-current public offering price per share of common stock, on the terms and conditions and subject to the restrictions set forth in the respective expense support agreements (“Expense Support Agreements”). Any amounts foregone, and for which restricted stock shares are issued, pursuant to the Expense Support Agreements will be permanently waived and the Company will have no obligation to pay such amounts to the Advisor or the Property Manager. The Restricted Stock is subordinated and forfeited to the extent that stockholders do not receive their original invested capital back with at least a 6% annualized return of investment upon ultimate liquidity of the company.

For the three months ended March 31, 2014, approximately $0.8 million in asset management fees were forgone in accordance with the terms of the Expense Support Agreements. In accordance therewith, the Company determined that approximately 0.08 million shares of restricted stock related to the three months ended March 31, 2014 were issuable to the Advisor (calculated as the $0.8 million in asset management fees divided by the $10.14 offering price per share of common stock). Since the vesting conditions were not met during the three months ended March 31, 2014, no fair value was assigned to the restricted stock shares accepted by the Advisor in exchange for providing asset management fees as the shares were valued at zero, which represents the lowest possible value estimated at vesting. As a result, for accounting purposes, asset management fees were reduced by $0.8 million as a result of the expense support provided under the Advisor Expense Support Agreement. As of March 31, 2014, the Company had issued 0.05 million shares and had issuable an additional 0.09 million shares of restricted stock to the Advisor for Advisor Expense Support received from April 1, 2013 through December 31, 2013. As of March 31, 2014, the 0.05 million shares, that had been previously issued, were treated as unissued for financial reporting purposes because the vesting criteria had not been met through March 31, 2014.

As of March 31, 2014, the Advisor had foregone a total of approximately $2.2 million in asset management fees under the terms of the Advisor expense support agreement and the Company had issued approximately 0.05 million restricted stock shares to the Advisor related to three months ended June 30, 2013 and had as issuable approximately 0.09 million and 0.08 million of additional shares of restricted stock related to three months ended December 31, 2013 and March 31, 2014, respectively, which will be issued during the second quarter of 2014.

For the three months ended March 31, 2014, the Advisor had received approximately $4,900 and 358 shares in the form of cash and stock distributions, respectively, related to previously issued restricted shares. These distributions have been recognized as compensation expense and included in general and administrative expense in the accompanying condensed consolidated statements of operations.

No property management fees or specified expenses were forgone for the three months ended March 31, 2014. As of March 31, 2014, no shares of restricted stock had been issued to the Property Manager nor was the Property Manager entitled to any dividends during the three months ended March 31, 2014.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

11.	Related Party Arrangements (continued)

For the three months ended March 31, 2014 and 2013, the Company incurred the following fees in connection with its Offering (in thousands):

	2014	2013
Selling commissions (1)	$2,453	$1,696
Marketing support fees (1)	2,584	2,171

	$5,037	$3,867

For the three months ended March 31, 2014 and 2013, the Company incurred the following fees and reimbursable expenses as follows (in thousands):

	2014	2013
Reimbursable expense:
Offering costs (1)	$826	$203
Operating expenses (2)	199	609
Acquisition fees and expenses	235	—

	1,260	812

Investment services fees (3)	4,046	—
Property management fees (4)	460	308
Asset management fees (5)	2,666	1,001

	$8,432	$2,121

FOOTNOTES:

(1)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity.
(2)	Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations.
(3)	For the three months ended March 31, 2014, the Company incurred approximately $4.0 million in investment services fees of which approximately $0.5 million was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet. For the three months ended March 31, 2013, the Company incurred approximately $0.4 million in investment service fees, which was capitalized and included in investments in unconsolidated entities in the accompanying condensed consolidated balance sheet. Investment service fees are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.
(4)	For the three months ended March 31, 2014 and 2013, the Company incurred approximately $0.5 million and $0.3 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.1 million and $0.07 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet.
(5)	For the three months ended March 31, 2014, the Company incurred approximately $2.7 million in asset management fees and specified expenses, of which approximately $0.8 million in asset management fees were forgone in accordance with the terms of the Advisor Expense Support Agreement and approximately $0.1 million that have been capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet. For the three months ended March 31, 2013, the Company incurred $1.0 million in asset management fees of which approximately $0.01 million in asset management fees was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet. No amounts for the three months ended March 31, 2013 were forgone in accordance with the terms of the Expense Support Agreements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

11.	Related Party Arrangements (continued)

As of March 31, 2014 and December 31, 2013, amounts due to related parties for fees and reimbursable costs and expenses described above were as follows (in thousands):

	March 31, 2014	December 31, 2013
Due to managing dealer:
Selling commissions	$323	$71
Marketing support fees	282	70

	605	141

Due to property manager:
Property management fees	426	322

	426	322

Due to the Advisor and its affiliates:
Reimbursable offering costs	1,318	612
Reimbursable operating expenses	1,185	1,053
Investment Services Fees	897	—
Asset management fees	1,819	894
Interest reserve account and other advances	198	286

	5,417	2,845

	$6,448	$3,308

The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (the “Expense Cap Test”). In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreements. For the Expense Year ended March 31, 2014, the Company did not incur operating expenses in excess of the Limitation.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering as described in Note 14. “Stockholders’ Equity.” As of March 31, 2014, there were no organizational and offering costs in excess of the 15% limitation that have been billed to the Company.

The Company maintains accounts at a bank in which the Company’s chairman serves as a director. The Company had additional deposits at that bank totaling approximately $0.2 million and $0.4 million as of March 31, 2014 and December 31, 2013, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

11.	Related Party Arrangements (continued)

As of March 31, 2014, the Company has funded approximately $5.3 million of the total $6.2 million acquisition, development and construction loan (“ADC Loan”) to C4 Development, LLC (“Crosland Southeast”), a related party, for the development of an MOB in Rutland, Virginia.

Based on review and assessment of the transaction structure, the Company has determined that it holds a variable interest in Crosland Southeast through the ADC Loan; however, the Company further concluded that it is not the primary beneficiary of the HCA Rutland development as the Company does not have the power to direct the activities that most significantly impact economic performance of either Crosland Southeast or the HCA Rutland development. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the amounts funded under the ADC Loan, which totaled approximately $5.6 million as of March 31, 2014. The Company’s exposure is limited as a result of the Company’s collateralized interest in the HCA Rutland development.

The approximate $5.3 million of funding on the ADC Loan has been recorded as a note receivable from related party in the accompanying condensed consolidated balance sheets and is comprised of the following (in thousands):

Borrower (Description of Collateral Property)	Origination Date	Maturity Date (1)	Interest Rate (2)	Loan Principal Balance as of
				March 31, 2014	December 31, 2013
Crosland Southeast (land development)	6/27/2013	6/27/2014	16.0%	$5,333	$3,741
Loan origination costs, net				20	84
Accrued interest (3)				225	124

Total note receivable from related party				$5,578	$3,949

FOOTNOTES:

(1)	The initial term of the ADC Loan is one year with an extension option of up to six months.
(2)	The interest rate is comprised of an 8% component that is paid monthly and an 8% component that is paid upon maturity of the ADC Loan.
(3)	Approximately $0.03 million of accrued interest represents monthly interest payments and approximately $0.2 million represents amounts that are due at maturity. Accrued interest is included in interest income on note receivable from related party in the accompanying condensed consolidated statements of operations.

The fair value and carrying value of the Company’s note receivable from related party was approximately $5.3 million as of March 31, 2014 based on then-current rates and spreads that a market participant would expect to obtain for similar financings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair value related to the Company’s note receivable from related party is categorized as level 3 on the three-level fair value hierarchy.

The following is a schedule of future principal maturities for the note receivable from related party for the remainder of 2014, each of the next four years and thereafter, in the aggregate, as of March 31, 2014 (in thousands):

2014	$5,578
2015	—
2016	—
2017	—
2018	—
Thereafter	—

Total	$5,578

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

12.	Derivative Financial Instruments

The following table summarizes the terms of the forward interest rate swaps held by the Company or through its joint ventures and the asset (liability) that has been recorded (in thousands):

						Fair value asset (liability) as of
Notional amount		Strike (1)	Credit Spread (1)	Trade date	Maturity date	March 31, 2014	December 31, 2013
$12,421	(2)	1.3%	2.6%	1/17/13	1/15/18	$57	$83
$38,255	(3)	2.7%	2.5%	9/6/13	7/10/18	$(706)	$(590)
$26,067	(3)	2.8%	2.5%	9/6/13	8/29/18	$(525)	$(435)
$30,000	(3)	0.9%	2.7%	10/22/13	8/19/16	$(20)	$(10)
$29,952	(3)	1.1%	4.3%	11/13/13	5/31/16	$(15)	$(8)

The following table summarizes the gross and net amounts of the Company’s forward interest rate swaps as presented in the accompanying condensed consolidated balance sheets (in thousands):

		Gross and net amounts of asset (liability) presented in the accompanying condensed consolidated balance sheet as of March 31, 2014			Gross amounts in the accompanying condensed consolidated balance sheet as of March 31, 2014
Notional amount		Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
$12,421	(2)	$57	$—	$57	$57	$—	$57
$38,255	(3)	$(706)	$—	$(706)	$(706)	$—	$(706)
$26,067	(3)	$(525)	$—	$(525)	$(525)	$—	$(525)
$30,000	(3)	$(20)	$—	$(20)	$(20)	$—	$(20)
$29,952	(3)	$(15)	$—	$(15)	$(15)	$—	$(15)

		Gross and net amounts of asset (liability) presented in the accompanying condensed consolidated balance sheet as of December 31, 2013			Gross amounts in the accompanying condensed consolidated balance sheet as of December 31, 2013
Notional amount		Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
$12,421	(2)	$83	$—	$83	$83	$—	$83
$38,255	(3)	$(590)	$—	$(590)	$(590)	$—	$(590)
$26,067	(3)	$(435)	$—	$(435)	$(435)	$—	$(435)
$30,000	(3)	$(10)	$—	$(10)	$(10)	$—	$(10)
$29,952	(3)	$(8)	$—	$(8)	$(8)	$—	$(8)

FOOTNOTES:

(1)	The all-in rates for each swap are equal to the sum of the Strike and Credit Spread detailed above.
(2)	Amounts related to the swap held by the Montecito Joint Venture for which the proportionate amounts of fair value relative to the Company’s ownership percentage are included in investments in unconsolidated entities in the accompanying condensed consolidated balance sheets.
(3)	Amounts are included in other liabilities in the accompanying condensed consolidated balance sheets.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

13.	Stockholders’ Equity

Public Offering — As of March 31, 2014 and December 31, 2013, the Company had received aggregate offering proceeds of approximately $659.1 million (65.9 million shares) and $568.9 million (57.0 million shares), respectively, including approximately $12.7 million (1.3 million shares) and $9.4 million (1.0 million shares), respectively, received through its Reinvestment Plan.

Distributions — During the three months ended March 31, 2014 and 2013, the Company declared cash distributions of approximately $6.1 million and $2.1 million, respectively. In addition, the Company declared and made stock distributions of 454,950 and 157,449 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, which are reflected for the purposes of earnings per share as being outstanding since the beginning of the earliest period presented.

For the three months ended March 31, 2014, 20% of distributions were considered taxable for federal income tax purposes and 80% were considered a return of capital. For the three months ended March 31, 2013, 100% of distributions were considered a return of capital. No amounts distributed to stockholders for the three months ended March 31, 2014 and 2013 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

Refer to Note 11, “Related Party Arrangements,” for information on distributions paid to the Advisor in connection with restricted stock shares received under the Advisor Expense Support Agreement.

Redemptions — During the three months ended March 31, 2014, the Company received requests for the redemption of an aggregate of 28,343 shares of common stock, all of which were approved for redemption at an average price of $9.13 and for a total of approximately $0.3 million, of which $0.2 million was paid in April 2014. Similarly, during the three months ended March 31, 2013, the Company received requests for the redemption of an aggregate of 23,565 shares of common stock, all of which were approved for redemption at an average price of $9.30 per share for a total of approximately $0.2 million.

Other comprehensive loss — The following table reflects the effect of derivative financial instruments held by Company, or its equity method investments, and included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014 and 2013 (in thousands):

Derivative Financial Instrument	Gain (loss) recognized in other comprehensive loss on derivative financial instrument (Effective Portion)		Location of gain (loss) reclassified into earnings (Effective Portion)	Gain (loss) reclassified from AOCI into earnings (Effective Portion)
	Three Months ended March 31,			Three Months ended March 31,
	2014	2013		2014	2013
Interest rate swaps	$(223)	$—	Not applicable	$—	$—
Interest rate swaps held by unconsolidated joint ventures	(26)	(80)	Not applicable	—	—

Total	$(249)	$(80)		$—	$—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

14.	Income Taxes

The components of the income tax benefit (expense) for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Current:
Federal	$—	$—
State	30	—

Total current benefit	30	—

Deferred:
Federal	—	13
State	—	—

Total deferred benefit	—	13

Income tax benefit	$30	$13

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2014 are as follows:

Carryforwards of net operating loss	$806
Prepaid rent	431
Valuation allowance	(1,237)

Net deferred tax assets	$—

A reconciliation of the income tax benefit (expense) computed at the statutory federal tax rate on income before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2014		2013
Tax expense computed at federal statutory rate	$(4,394)	(35.00%)	$(1,338)	(35.00%)
Benefit of REIT election	4,394	35.00%	1,351	35.35%
State income tax benefit	30	0.24%	—	0.00%

Income tax benefit	$30	0.24%	$13	0.35%

The tax years 2010 through 2013 remain subject to examination by taxing authorities throughout the United States. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

15.	Commitments and Contingencies

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

In October 2013, the Company entered into a purchase agreement to acquire a total of seven senior housing communities located in Texas and Illinois (collectively, the “South Bay II Communities”) for a total purchase price of approximately $187.2 million (subject to additional consideration as discussed in Note 9, “Contingent Purchase Price Consideration”). As of March 31, 2014, four of the properties had been acquired and total deposits of approximately $3.7 million had been funded as commitments to purchase the remaining four senior housing communities, which as of the date of this filing are non-refundable. The purchase price for the four remaining properties includes contingent purchase price consideration similar to the amounts discussed in Note 9, “Contingent Purchase Price Consideration.” There can be no assurance that any or all contingencies will be satisfied and that the transactions will ultimately be completed, which in either event the deposit would be applied toward the purchase price or forfeited.

Refer to Note 4, “Real Estate Assets, net,” for additional information on the remaining development budgets for the Company’s senior housing developments.

16.	Subsequent Events

Purchase of South Bay II Communities

Subsequent to March 31, 2014, the Company acquired an additional three senior housing communities in Texas totaling approximately $72.7 million, which are comprised of the following properties:

Name	Location	Structure	Date Acquired	Purchase Price (in thousands)

Isle at Watercrest – Bryan	Bryan, TX	Managed	04/21/14	$21,000
Watercrest at Bryan	Bryan, TX	Managed	04/21/14	26,700
Watercrest at Mansfield	Mansfield, TX	Managed	05/05/14	25,000

				$72,700

The following summarizes the Company’s preliminary allocation of the purchase price for the above properties, and the estimated fair values of the assets acquired (in thousands):

Land and land improvements	$4,130
Buildings and building improvements	60,828
Furniture, fixtures and equipment	2,816
In-place lease intangibles (1)	6,261

Net assets acquired	74,035
Contingent purchase price consideration	(1,335)

Total purchase price consideration	$72,700

FOOTNOTES:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles is estimated at approximately 2.5 years.

Refer to Note 3, “Acquisitions,” for the pro forma impact of these acquisitions on the Company’s results of operations for three months ended March 31, 2014 and 2013.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

16.	Subsequent Events (continued)

Equity transactions

The Company’s board of directors declared a monthly cash distribution of $0.0338 and a monthly stock distribution of 0.0025 shares on each outstanding share of common stock on April 1, 2014 and May 1, 2014. These distributions are to be paid and distributed by June 30, 2014.

During the period April 1, 2014 through May 5, 2014, the Company received additional subscription proceeds of approximately $30.1 million (3.0 million shares).

Debt transactions

In April 2014, through its limited partnership, the Company modified the terms of its Revolving Credit Facility and exercised its option to increase the aggregate maximum principal amount available for borrowing from $240 million to $275 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2014 and December 31, 2013. Amounts as of December 31, 2013, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2013.

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

Overview

CNL Healthcare Properties, Inc., (the “Company”), is a Maryland corporation incorporated on June 8, 2010 that elected to be taxed as a real estate investment trust (“REIT”) beginning with the year ended December 31, 2012 for U.S. federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries.

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

We primarily expect to lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs); however, we may also invest through other strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets including leasing properties to wholly-owned taxable REIT subsidiaries (“TRS”) and engaging independent third-party managers to operate the properties as permitted under applicable tax regulations. In addition, we expect most investments will be wholly owned, although, we have and may continue to invest through partnerships with other entities where we believe it is appropriate and beneficial. We have and may continue to invest in new property developments or properties which have not reached full stabilization. Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types. We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property. In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on the acquisition of healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors. Our healthcare investment portfolio is geographically diversified with properties in 26 states. The map below shows our current property allocations across geographic regions as of May 5, 2014:

As of May 5, 2014, our healthcare investment portfolio consisted of interests in 76 properties, including 50 senior housing communities, 19 medical offices, six post-acute care facilities and one acute care hospital. Three of our 50 senior housing communities currently have real estate under development. Of our properties held at May 5, 2014, six were owned through two unconsolidated joint ventures. The following table summarizes our healthcare portfolio by asset class and investment structure as of May 5, 2014:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Senior housing leased (1)	10	$157.1	12.4%
Senior housing managed (2)	33	737.6	58.4%
Senior housing developments (3)	2	26.9	2.1%
Medical office leased (1)	17	219.8	17.4%
Medical office loan (3)	1	3.9	0.3%
Post-acute care leased (1)	6	56.3	4.5%
Acute care leased (1)	1	10.0	0.8%
Unconsolidated investments:
Medical facilities leased (4)	1	19.8	1.6%
Senior housing managed (4)	5	31.0	2.5%

	76	$1,262.4	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)	Senior housing communities are managed pursuant to independent third-party management contracts where we report resident fees and services, and the corresponding property operating expenses.
(3)	Investments herein represent funding and accrued developments costs as of March 31, 2014. Investments in senior housing developments include real estate under development at the Raider Ranch Community, which also has operational buildings classified herein as senior housing managed.
(4)	Properties that are owned through unconsolidated joint ventures and accounted for using the equity method.

When evaluating the performance of our portfolio within the senior housing and post-acute care asset classes, management reviews operating statistics of the underlying properties, including occupancy levels and monthly revenue per occupied unit (“RevPOU”), which we define as total revenue divided by average number of occupied units or beds during a month and is a performance metric within these asset classes. Similarly, when evaluating the performance of our portfolio within the medical office and acute care asset classes, management reviews operating statistics of the underlying properties, including occupancy levels and monthly revenue per square foot. Lastly, when evaluating the performance of our third party operators or developers, management reviews monthly financial statements, property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits. All of the aforementioned metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

As of March 31, 2014, the occupancy and RevPOU on our senior housing assets were approximately 77.5% and $3,760, respectively; the occupancy and RevPOU on our post-acute care assets were approximately 81.7% and $6,644, respectively. Moreover, the occupancy and revenues per square foot on our medical office assets were 95.8% and $2.56, respectively, and the occupancy and revenues per square foot on our acute care assets were approximately 100% and $3.97, respectively.

Tenant Lease Expirations

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2014, the next 10 years ending December 31st and thereafter on our consolidated healthcare investment portfolio (excludes notes receivable and real estate under development), assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentage):

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2014	34	137	$3,164	8.8%
2015	35	72	1,599	4.4%
2016	29	94	2,458	6.8%
2017	8	34	773	2.1%
2018	24	80	1,643	4.6%
2019	18	77	1,932	5.4%
2020	8	59	1,191	3.3%
2021	6	30	640	1.8%
2022	11	952	12,570	34.9%
2023	39	399	8,999	25.0%
Thereafter	2	56	1,044	2.9%

Total	214	1,990	$36,013	100%

Weighted Average Remaining Lease Term: (3)			7.3 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the base rent, excluding tenant reimbursements, in the final month prior to expiration multiplied times 12.
(3)	Weighted average remaining lease term is the average remaining term weighted by expiring annual base rents.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of March 31, 2014:

Tenants and Operators	Number of Tenants / Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease / Operator Expiration Year
Tenants
TSMM Management, LLC (1)	10	945	47.5%	2022
Arkansas SNFs (2)	6	261	13.1%	2023
Community Health Systems, Inc.	8	84	4.2%	2014-2021
Calvert Memorial Health System	40	121	6.1%	2014-2023
Other tenants (3)	150	579	29.1%	2014-2030

Tenants Total	214	1,990	100%

Operators
MorningStar Senior Management, LLC	4	834	28.0%	2018
South Bay Limited	2	544	18.2%	2018
Prestige Senior Living, LLC	13	895	30.0%	2019
Capital Health Managers	5	225	7.6%	2017
Harbor Retirement Associates, LLC	3	246	8.3%	2023
Jerry Erwin Associates, Inc.	4	235	7.9%	2019

Operators Total	31	2,979	100%

FOOTNOTES:

(1)	TSMM Management, LLC consists of the Primrose I and II Communities, which are leased under triple-net leases. These properties have a lease coverage ratio of 1.00x after management fee to the tenant’s affiliate.
(2)	Arkansas SNFs consists of all the Perennial SNFs, which are leased under triple-net leases. These properties have a lease coverage ratio of 1.43x after management fee to the tenant’s affiliate.
(3)	Comprised of various tenants each of which comprise less than 5% of our rentable square footage.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

For the three months ended March 31, 2014 and 2013, we received aggregate offering proceeds of approximately $86.8 million (8.7 million shares) and $72.8 million (7.3 million shares), respectively, including approximately $2.8 million (0.3 million shares) and $1.1 million (0.1 million shares), respectively, received through our distribution reinvestment plan. During the period April 1, 2014 through May 5, 2014, we received additional subscription proceeds of approximately $30.1 million (3.0 million shares).

We expect to continue to raise capital under our Offering and will extend the Offering through the effective date of a subsequent registration statement. In addition, we expect to file a follow-on offering in the near term and will continue to raise money. Even though we will file another registration statement to sell additional shares prior to the expiration of this registration statement, we may continue to sell shares in this offering under this registration statement until the effective date of the subsequent registration statement.

As of March 31, 2014, we had unused offering proceeds of approximately $40.6 million as cash on hand. We expect to use available uncommitted cash on hand as of March 31, 2014 to acquire additional healthcare real estate or real estate-related assets.

Borrowings

We have borrowed and intend to continue borrowing money to acquire properties, make loans and other permitted investments, fund ongoing enhancements to our portfolio and to cover periodic shortfalls between distributions paid and cash flows from operating activities. During the three months ended March 31, 2014 and 2013, we borrowed proceeds of approximately $123.2 million and $26.3 million, respectively. These amounts were used to acquire additional properties and refinance existing debt, respectively.

In February 2014, we modified the terms of the Revolving Credit Facility and increased the aggregate maximum principal amount available for borrowing under the Revolving Credit Facility from $120 million to $240 million. In March 2014, we entered into a credit facility whereby we can draw up to $15 million until May 29, 2014; all of which was available at the date of this filing. In April 2014, we modified the terms of the Revolving Credit Facility and increased the aggregate maximum principal amount available for borrowing under the Revolving Credit Facility from $240 million to $275 million.

We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes. See “Uses of Liquidity and Capital Resources – Distributions” below for additional information related to the payment of distributions with other sources for GAAP purposes. In many cases, we have pledged our assets in connection with our borrowings and intend to encumber assets in connection with additional borrowings. The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis. As of March 31, 2014 and December 31, 2013, we had an aggregate debt leverage ratio of approximately 54.8% and 52.9%, respectively, of the aggregate carrying value of our assets.

See Note 10. “Indebtedness” for additional information on our borrowings, including a schedule of future principal payments and maturity dates.

Distributions from Unconsolidated Entities

As of March 31, 2014, we had investments in six properties through two unconsolidated entities. We are entitled to receive quarterly preferred cash distributions from the Windsor Manor joint venture and distributions on a pro rata basis from the Montecito joint venture to the extent there is cash available to distribute. These distributions are generally received within 45 days after each quarter end.

For the three months ended March 31, 2014, we received approximately $0.6 million of distributions from our investments in two unconsolidated entities. Similarly, for the three months ended March 31, 2013, we received approximately $1.7 million of distributions from our investments in three unconsolidated entities. Our distributions for the three months ended March 31, 2013 included approximately $1.5 million from our interest in the CHTSunIV joint venture, which we sold in July 2013. We expect our distributions in 2014 will continue to be impacted by the sale of our interest in this joint venture.

Net Cash Provided by Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties, which primarily is rental income from operating leases, resident fees and services, tenant reimbursement income and interest income less the property operating expenses and property management fees from managed properties. We experienced positive cash flow from operating activities for the three months ended March 31, 2014 and 2013 of approximately $6.3 million and $0.2 million, respectively.

The difference in cash flows from operating activities for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily the result of the following:

•	an increase in total revenues and NOI for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as the result of having 67 consolidated properties in 2014 as compared with 17 consolidated properties in 2013;

•	approximately $0.8 million in asset management fees that were foregone by our Advisor under the Advisor Expense Support Agreement for the three months ended March 31, 2014 (discussed below), whereas no amounts were foregone during the three months ended March 31, 2013;

•	offset by lower distributions from our unconsolidated entities for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as the result of having three unconsolidated entities in 2013 as compared with having two unconsolidated entities in 2014 given the sale of our interest in the CHTSunIV joint venture in July 2013; and

•	offset by an increase in acquisition fees and expenses during the three months ended March 31, 2014, in which we acquired 10 consolidated operating properties during the period and built a pipeline of acquisitions for Q2 2014, compared with the three months ended March 31, 2013, in which we did not acquire any consolidated properties. The acquisition fees and expenses were funded from proceeds of our Offering or debt proceeds and are treated as an operating activity in accordance with GAAP.

As we continue to acquire additional properties we expect that cash flows provided by operating activities will grow.

Expense Support Agreements

As discussed above, during the three months ended March 31, 2014, our cash from operating activities was positively impacted by the Expense Support Agreements, which we entered into with our Advisor and Property Manager commencing on April 1, 2013 and July 1, 2013, respectively, and extended through December 31, 2014. Pursuant to the Expense Support Agreements, our Advisor and Property Manager have agreed to forgo the payment of fees in cash and accept restricted forfeitable stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) our aggregate modified funds from operations (as defined in the Expense Support Agreements). The expense support amount is determined for each calendar quarter, on a non-cumulative basis, on each quarter-end date. The Property Manager expense support amount is determined for each calendar quarter, on a non-cumulative basis, after the calculation of the Advisor Expense Support Amount pursuant to the Property Manager Expense Support Agreement on each quarter-end date. For the three months ended March 31, 2014, our Advisor had forgone approximately $0.8 million in asset management fees under the terms of the Advisor Expense Support Agreement. There were no property management fees forgone for the three months ended March 31, 2014 and no asset management or property management fees forgone for the three months ended March 31, 2013.

Refer to Note 11, “Related Party Arrangements,” for additional information.

Uses of Liquidity and Capital Resources

Acquisitions

During the three months ended March 31, 2014, we paid approximately $186.8 million to acquire ten consolidated operating properties. There were no consolidated properties acquired during the three months ended March 31, 2013. The acquired operating properties were spread across our targeted asset classes and located in 5 different states, which allowed us to expand both the variety of our asset classes and the geographical diversification of our healthcare investment portfolio. In addition, the operating properties acquired during the three months ended March 31, 2014 increased our total units by 771, and our total leasable square footage by approximately 0.1 million. We expect to continuously expand our healthcare investment portfolio in the near term through continued acquisitions.

Development Properties

In February 2014, we closed on a senior housing development with a total development budget of approximately $35.6 million and a related construction loan of $26.3 million. During the three months ended March 31, 2014, we funded approximately $6 million the initial development costs and expect to fund the remaining difference between the development budget and the construction loan with proceeds from our Offering.

In addition, in connection with our other senior housing developments, we funded approximately $6.2 million and $1.9 million in development costs during the three months ended March 31, 2014 and 2013, respectively. Pursuant to the development agreements for the other active senior housing communities under development as of March 31, 2014, we expect to fund approximately $16.6 million of additional development and other costs. We expect to fund the remaining development and other costs primarily from construction loans on each development or with proceeds from our Offering. Our Advisor continues to evaluate additional senior housing development opportunities.

During the three months ended March 31, 2014, we made distributions of approximately $2 million to a holder of promoted interest related to our HarborChase of Villages Crossing, which has been recorded as a reduction to capital in excess of par value in the accompanying condensed consolidated statement of stockholders’ equity. No such payments were made during the three months ended March 31, 2013.

Debt Repayments

During the three months ended March 31, 2014, we paid approximately $1.9 million of scheduled repayments.

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

During the three months ended March 31, 2014 and 2013, we paid approximately $8.2 million and $7.7 million, respectively. As of March 31, 2014, stock issuance and offering costs did not exceed 15% of the gross aggregate Offering proceeds.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. Our Advisor, its affiliates or other related parties may defer or waive asset management fees, property management fees, expense reimbursements or other fees in order for us to have cash to pay distributions in excess of available cash flow from operating activities or funds from operations. Until we have sufficient cash flow from operating activities or funds from operations, we have decided and may continue to make stock distributions or to fund all or a portion of the payment of distributions from other sources; such as from cash flows generated by financing activities, a component of which includes our borrowings and the proceeds of our Offering, whether collateralized by our assets or unsecured.

On December 6, 2013, our board of directors determined to increase the amount of monthly cash distributions to $0.0338 per share and together with monthly stock distributions of 0.0025 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month. The change allows us to maintain our historical distribution rate of 4% cash and 3% stock on each outstanding share of our common stock based on our current public offering price of $10.14. The increase in distributions took effect for stockholders of record on January 1, 2014 and will remain in effect until our board of directors determines otherwise. We may increase the proportion of distributions paid in cash as our asset base grows and our cash flows increase.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at $10.14 offering price)	Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by Operating Activities (3)
2014 Quarters
First	$0.1014	$6,147	$3,349	$2,798	455	$4,614	$10,761	$6,277

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at $10.00 offering price)	Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by Operating Activities (3)
2013 Quarters
First	$0.09999	$2,099	$1,112	$987	157	$1,574	$3,673	$212

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)	Our net loss was approximately $12.5 million and $3.8 million and total distributions declared were approximately $10.8 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, approximately 42% and 94%, respectively, of total distributions declared to stockholders were considered to be funded with other sources (i.e., Offering proceeds) and 58% and 6%, respectively, were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.

For the three months ended March 31, 2014, 20% of distributions were considered taxable for federal income tax purposes and 80% were considered a return of capital. For the three months ended March 31, 2013, 100% of distributions were considered a return of capital. No amounts distributed to stockholders for the three months ended March 31, 2014 and 2013 were required to be or have been treated by the Company as a taxable for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

(3)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offering as opposed to operating cash flows. For the three months ended March 31, 2014 and 2013, we expensed approximately $7.2 million and $0.6 million in acquisition fees and expenses, respectively, which were paid from the proceeds of our Offering. Additionally, the board of directors also uses other measures such as FFO in order to evaluate the level of distributions.

Common Stock Redemptions

We have adopted a share redemption plan that allows our stockholders who hold shares for at least one year to request that we redeem between 25% and 100% of their shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•	If we elect to redeem shares, some or all of the proceeds from the sale of shares under our distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, we may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

•	No more than 5% of the weighted average number of shares of our common stock outstanding during such 12-month period may be redeemed during such 12-month period; and

•	Redemption pricing shall not exceed an amount equal to the lesser of (i) the then-current public offering price for our shares of common stock (other than the price at which the shares are sold under our Reinvestment Plan); and (ii) the purchaser price paid by the stockholder.

Our board of directors has the ability, in their sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in our best interest. During the three months ended March 31, 2014, we received requests for the redemption of an aggregate of 28,343 shares of common stock, all of which were approved for redemption at an average price of $9.13 and for a total of approximately $0.3 million, of which $0.2 million was paid in April 2014. Similarly, during the three months ended March 31, 2013, we received requests for the redemption of an aggregate of 23,565 shares of common stock, all of which were approved for redemption at an average price of $9.30 per share for a total of approximately $0.2 million.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, we owned 73 real estate investment properties and our portfolio consisted of 3,101 units operated under management agreements with third-party operators and approximately 2.0 million leasable square feet that was 95.9% leased to third-party tenants.

In understanding our operating results in the accompanying consolidated financial statements, it is important to understand how the growth in our assets has impacted our results. The chart below illustrates our net losses and property-level NOI for the three months ended March 31, 2014 and 2013 (in thousands), and the amount invested in properties as of March 31, 2014 and 2013 (in thousands):

	March 31,	March 31,
	2014	2013
Total revenues	$33,275	$7,802
Less:
Property operating expenses	16,420	3,217
Property management fees	1,636	456

NOI	15,219	4,129
Less:
General and administrative expenses	1,757	1,109
Acquisition fees and expenses	7,205	578
Asset management fees	1,770	989
Depreciation and amortization	11,862	2,319
Other expenses, net of other income	5,178	2,956
Income tax expense (benefit)	(30)	(13)

Net loss	$(12,523)	$(3,809)

Invested in properties, end of period	$1,088,736	$242,200

We anticipate using our cash on hand as of March 31, 2014, as well as additional net offering proceeds received subsequent to year-end through the close of our Offering to invest in additional properties. As such, we anticipate additional operating income will be generated in subsequent periods due to further investment of Offering proceeds.

Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

Rental Income from Operating Leases. Rental income from operating leases was approximately $9.7 million and $3.5 million for the three months ended March 31, 2014 and 2013, respectively. The increase in rental income from operating leases resulted from our acquisition of 17 medical office buildings, one specialty hospital and six skilled nursing facilities subsequent to March 31, 2013. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with operating leases.

Resident Fees and Services. Resident fees and services income was approximately $22.0 million and $4.3 million for the three months ended March 31, 2014 and 2013, respectively, as a result of the 24 managed senior housing communities acquired subsequent to March 31, 2013. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional managed senior housing communities.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $1.5 million for the three months ended March 31, 2014. There was no tenant reimbursement income for the three months ended March 31, 2013. This amount is comprised of common area maintenance (“CAM”) revenue and the increase is attributable to the 17 medical office buildings and one specialty hospital acquired subsequent to March 31, 2013. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with modified operating leases.

Interest Income on Note Receivable from Related Party. Interest income on note receivable from related party was approximately $0.1 million for the three months ended March 31, 2014. There was no interest income on note receivable from related party for the three months ended March 31, 2013. This amount is comprised of interest income on the outstanding amounts of the ADC loan made to Crosland Southeast for the HCA Rutland development beginning in June 2013. The ADC loan is scheduled to mature in June 2014 (subject to a six month extension option held by the borrower).

Property Operating Expenses. Property operating expenses were approximately $16.4 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively, as a result of our acquisition of 24 managed senior housing communities, 17 medical office buildings, one specialty hospital and six skilled nursing facilities subsequent to March 31, 2013. We expect property operating expenses to increase as these investments are held in future periods and we acquire additional managed properties.

General and Administrative. General and administrative expenses for the three months ended March 31, 2014 and 2013 were approximately $1.8 million and $1.1 million, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of director fees and will continue to grow as our asset base increases. The increase in general and administrative expense was primarily attributed to increased costs as a result of the growth of our portfolio. Specifically, we incurred increased personnel expenses reimbursable to the Advisor due to increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting. We expect increases in general and administrative expenses in the future as we purchase additional real estate properties and the properties acquired as of March 31, 2014 are operational for a full period.

Acquisition Fees and Expenses. Acquisition fees and expenses for the three months ended March 31, 2014 and 2013 were approximately $8.4 million and $1.0 million, respectively of which approximately $1.2 million was capitalized as real estate under development in 2014 and $0.4 million was capitalized as investment in unconsolidated entities in 2013, respectively. The increase in acquisition fees and expenses resulted from the level of acquisitions of ten operating properties acquired in the three months ended March 31, 2014. There were no consolidated properties acquired during the three months ended March 31, 2013; however, we incurred acquisition fees and expenses related to future acquisitions. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate or real estate-related assets.

Asset Management Fees. We incurred approximately $2.7 million and $1.0 million in asset management fees payable to our Advisor during the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, approximately $0.8 million in asset management fees were forgone in accordance with the terms of the Expense Support Agreements and approximately $0.1 million was capitalized as real estate under development. As described in Note 11, “Related Party Arrangements,” during the three months ended March 31, 2014, asset management fees were reduced by $0.8 million because the shares of restricted stock, which will be accepted by the Advisor as payment for asset management services rendered, were valued at zero— the lowest possible value estimated at vesting since the vesting criteria had not been met. For the three months ended March 31, 2013, approximately $0.1 million in asset management fees was capitalized as real estate under development. No amounts for the three months ended March 31, 2013 were forgone in accordance with the terms of the Expense Support Agreements. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments. We expect increases in asset management fees in the future as we purchase additional real estate or real estate-related assets and the properties owned as of March 31, 2014 are operational for a full period; however, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Property Management Fees. We incurred approximately $1.7 million and $0.5 million in property management fees payable during the three months ended March 31, 2014 and 2013, respectively, of which approximately $0.1 million and $0.07 million, respectively, in construction management fees was capitalized as real estate under development. Property management fees generally range from 2% to 5% of property revenues depending on the type of property and are paid to third-party managers. In addition, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party. Overall property management fees increased as a result of the increases in rental income from operating leases and resident fees and services from acquisitions subsequent to March 31, 2013. Although we expect total property management fees will increase during 2014, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2014 and 2013 was approximately $11.9 million and $2.3 million, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The increase in depreciation and amortization expense resulted from our acquisition of 24 managed senior housing communities, 17 medical office buildings, one specialty hospital and six skilled nursing facilities subsequent to March 31, 2013. We expect depreciation and amortization expense to increase as these investments are held in future periods and we acquire additional properties.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the three months ended March 31, 2014 and 2013 was approximately $5.8 million and $3.3 million, respectively, of which $0.3 million and $0.1 million, respectively, was capitalized as development costs relating to our real estate under development. Approximately $2.3 million of the increase was primarily the result of an increase in our average debt outstanding to $597.3 million during the first quarter of 2014 from $163.6 million during the same period in 2013. In addition, during the three months ended March 31, 2014, we amortized an additional $0.2 million in loan costs relating to debt obtained subsequent to March 31, 2013. These increases were partially offset by a write-off of approximately $0.2 million as a loss on the early extinguishment of debt and the payment of an exit fee of approximately $0.8 million upon extinguishment of the CHTSunIV mezzanine loan prior to its maturity date during the three months ended March 31, 2013.

Equity in Earnings of Unconsolidated Entities. Our unconsolidated entities generated earnings of approximately $0.3 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively, relating to our investments in the Windsor Manor and Montecito joint ventures for 2014 and the CHTSunIV, Windsor Manor and Montecito joint ventures for 2013. Equity in earnings from unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences. We sold our interest in CHTSunIV in July 2013, as described above in “Sources of Liquidity and Capital Resources – Distributions from Unconsolidated Entities.”

Income Tax Benefit (Expense). During the three months ended March 31, 2014 and 2013, we recognized state and federal income tax benefit (expense) related to our properties of approximately $0.03 million and $0.01 million, respectively.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in “Part II, Item 1A” of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net loss	$(12,523)	$(3,809)
Adjustments:
Depreciation and amortization	11,862	2,319
Gain or loss related to sale of real estate assets	—	—
FFO adjustments from unconsolidated entities (5)	161	1,048

Total funds from operations	(500)	(442)
Acquisition fees and expenses (1)	7,205	578
Straight-line adjustments for leases (2)	(621)	(418)
Amortization of above/below market intangible assets and liabilities (3)	53	—
Loss on extinguishment of debt (4)	—	244
MFFO adjustments from unconsolidated entity (5)	14	322

Modified funds from operations	$6,151	$284

Weighted average number of shares of common stock outstanding (basic and diluted) (6)	62,429	23,760

Net loss per share (basic and diluted)	$(0.20)	$(0.16)

FFO per share (basic and diluted)	$(0.01)	$(0.02)

MFFO per share (basic and diluted)	$0.10	$0.01

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses for business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs is a non-recurring, non-cash adjustments that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(5)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
(6)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Off-Balance Sheet Arrangements

No material changes occurred during the three months ended March 31, 2014.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of March 31, 2014 and 2013:

	Payments Due by Period
	2014	2015-2016	2017-2018	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$23,882	$123,157	$318,369	$129,242	$594,650
Revolving Credit Facility (principal and interest)	965	158,426	—	—	159,391
Development contracts on development properties (1)	39,015	301	7,210	—	46,526
Ground and air rights leases	144	391	403	21,052	21,990
ADC Loan commitment	834	—	—	—	834

	$64,840	$282,275	$325,982	$150,294	$823,391

FOOTNOTES:

(1)	The amounts presented above represent accrued development costs as of March 31, 2014 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs. The amounts include approximately $43.1 million of contractual obligations with third-party developers and approximately $3.4 million of additional expected development costs that have been included in the respective development budgets.
(2)	Ground and air rights leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2053 to 2082.

Critical Accounting Policies and Estimates

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of our critical accounting policies and estimates.

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

The following is a schedule as of March 31, 2014, of our variable rate debt maturities for the remainder of 2014 and each of the next four years, and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt	$6,103	$8,461	$8,817	$9,207	$203,109	$116,571	$352,268	$344.300	(1)

Weighted average interest rate on fixed debt	4.22%	4.22%	4.22%	4.22%	4.30%	4.12%	4.22%

Variable rate debt	$663	$3,174	$217,884	$17,711	$66,238	$—	$305,670	$315,800

Average interest rate on variable rate debt	Libor +2.86%	Libor +2.86%	Libor +2.85%	Libor +2.69%	Libor +2.57%	Not Applicable	Libor +2.83%

FOOTNOTES:

(1)	The estimated fair value of our fixed rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2014. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a one-percentage point increase in LIBOR in 2014 compared to LIBOR rates as of March 31, 2014 will result in additional interest expense on our variable rate debt of approximately $3.1 million for the year ending December 31, 2014. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels or any offsetting gains on interest rate swap contracts.

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

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Use of Proceeds from Registered Securities (To be updated)

On June 27, 2011, our Registration Statement (File No. 333-168129), covering a public offering of up to 300,000,000 shares of common stock, was declared effective by the SEC, and our Offering commenced and is ongoing. The use of proceeds from our Offering was as follows as of March 31, 2014 (in thousands, except shares):

	Total	Payments to Affiliates (2)	Payments to Others
Shares registered	300,000,000
Aggregate price of offering amount registered	$3,000,000
Shares sold (1)	65,901,801

Aggregate amount sold	$646,401
Offering expenses (3)	(74,836)	$(47,337)	$(27,499)

Net offering proceeds to the issuer	571,565
Proceeds from borrowings, net of loan costs	783,336

Total net offering proceeds and borrowings	1,354,901
Purchases of real estate and development costs	(1,107,850)		1,107,850)
Repayment of borrowings	(128,710)		(128,710)
Payment of acquisition fees and expenses	(41,072)	(24,610)	(16,462)
Investments in unconsolidated entities	(15,947)		(15,947)
Deposits on real estate	(9,419)		(9,419)
Issuance of note receivable to related party	(5,254)	(5,254)
Payment of distributions	(2,474)	(13)	(2,461)
Operating expenses (4)	(1,801)	(1,466)	(335)
Payment of lender deposits	(1,247)		(1,247)
Redemption of common stock	(230)		(230)
Payment of leasing costs	(271)		(271)

Unused proceeds from Offering and borrowings	$40,626

FOOTNOTES:

(1)	Excludes 22,222 unregistered shares of our common stock sold to the Advisor in June 2010 and 401,414 shares issued as stock distributions.
(2)	Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.
(3)	Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the Managing Dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in payments to others for purposes of this table.
(4)	Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering and borrowings. The amounts presented above represent the net proceeds used for such purposes as of March 31, 2014.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from the Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay distributions and operating expenses from our net proceeds from our Offering.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between January 1, 2014 and March 31, 2014 (in thousands except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plan	Maximum number of shares that may yet be purchased under the plan as of March 31, 2013 (1)
January 1, 2014 through January 31, 2014	—	—	—	980,773
February 1, 2014 through February 28, 2014	—	—	—	1,035,058
March 1, 2014 through March 31, 2014	28,343	9.13	28,343	1,093,800

Total	28,343	9.13	28,343

FOOTNOTES:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May 2014.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) condensed consolidated statement of comprehensive loss, (iv) Condensed Consolidated Statements of Stockholder Equity, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.