Form 10-Q
period 2014-06-30
CNL Healthcare Properties, Inc.
filed 2014-08-12
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of August 4, 2014 was 82.5 million.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Real estate assets:
Real estate investment properties, net (including VIEs $89,936 and $72,053, respectively)	$1,208,711	$848,791
Real estate under development, including land (including VIEs $15,734 and $16,210, respectively)	16,674	17,409

Total real estate assets, net	1,225,385	866,200

Intangibles, net (including VIEs $4,139 and $4,535, respectively)	84,375	52,400
Cash (including VIEs $576 and $727, respectively)	64,773	44,209
Investments in unconsolidated entities	16,514	18,438
Loan costs, net (including VIEs $1,133 and $912, respectively)	10,233	7,919
Other assets (including VIEs $587 and $21, respectively)	8,085	6,445
Deposits	6,896	8,892
Note receivable from related party	6,046	3,949
Deferred rent (including VIEs $185 and $104, respectively)	4,037	2,782
Restricted cash (including VIEs $257 and $257, respectively)	5,680	2,839

Total assets	$1,432,024	$1,014,073

LIABILITIES AND EQUITY
Liabilities:
Mortgage and other notes payable (including VIEs $62,757 and $52,596, respectively)	$599,424	$438,107
Revolving credit facility	210,615	98,500
Other liabilities (including VIEs $1,410 and $939, respectively)	21,250	7,243
Accounts payable and accrued expenses (including VIES $373 and $309, respectively)	14,050	7,887
Due to related parties (including VIEs $86 and $112, respectively)	4,420	3,308
Accrued development costs (including VIEs $3,060 and $7,047, respectively)	3,060	7,047

Total liabilities	852,819	562,092

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	568	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	—	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized; 78,005 and 58,308 shares issued and 77,811 and 58,218 shares outstanding, respectively	778	582
Capital in excess of par value	666,009	500,361
Accumulated loss	(55,406)	(30,580)
Accumulated distributions	(30,715)	(17,423)
Accumulated other comprehensive loss	(2,029)	(959)

Total stockholders’ equity	578,637	451,981

Total liabilities and equity	$1,432,024	$1,014,073

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$10,363	$4,069	$20,085	$7,553
Resident fees and services	30,518	4,527	52,474	8,845
Tenant reimbursement income	1,379	10	2,830	10
Interest income on note receivable from related party	204	3	350	3

Total revenues	42,464	8,609	75,739	16,411

Expenses:
Property operating expenses	22,567	3,331	38,987	6,548
General and administrative	1,935	1,568	3,692	2,677
Acquisition fees and expenses	4,792	2,366	11,997	2,944
Asset management fees	1,049	598	2,819	1,587
Property management fees	2,124	485	3,760	941
Contingent purchase price consideration adjustment	(1,321)	—	(1,321)	—
Depreciation and amortization	14,699	2,563	26,561	4,882

Total expenses	45,845	10,911	86,495	19,579

Operating loss	(3,381)	(2,302)	(10,756)	(3,168)

Other income (expense):
Interest and other income	12	1	20	2
Interest expense and loan cost amortization	(7,570)	(1,680)	(13,105)	(4,915)
Equity in earnings (loss) of unconsolidated entities	(1,362)	1,182	(1,013)	1,460

Total other expense	(8,920)	(497)	(14,098)	(3,453)

Loss before income taxes	(12,301)	(2,799)	(24,854)	(6,621)
Income tax benefit (expense)	(2)	(31)	28	(18)

Net loss	$(12,303)	$(2,830)	$(24,826)	$(6,639)

Less: Net loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to common stockholders	$(12,303)	$(2,830)	$(24,826)	$(6,639)

Net loss per share of common stock (basic and diluted)	$(0.17)	$(0.09)	$(0.37)	$(0.23)

Weighted average number of shares of common stock outstanding (basic and diluted)	72,858	32,486	67,979	28,432

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(12,303)	$(2,830)	$(24,826)	$(6,639)

Other comprehensive income (loss):
Unrealized loss on derivative financial instruments	(723)	—	(946)	—
Unrealized gain (loss) on derivative financial instruments of equity method investments	(98)	211	(124)	131

Total other comprehensive income (loss)	(821)	211	(1,070)	131

Comprehensive loss	(13,124)	(2,619)	(25,896)	(6,508)

Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—

Comprehensive loss attributable to common stockholders	$(13,124)	$(2,619)	$(25,896)	$(6,508)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Six Months Ended June 30, 2014 (unaudited) and the Year Ended December 31, 2013

(in thousands, except per share data)

						Accumulated
	Common Stock		Capital in			Other	Total	Redeemable
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’	Noncontrolling
	of Shares	Value	Par Value	Loss	Distributions	Loss	Equity	Interest
Balance at December 31, 2012	18,446	$184	$156,200	$(12,480)	$(3,253)	$—	$140,651	$—
Subscriptions received for common stock through public offering and reinvestment plan	38,798	388	386,975	—	—	—	387,363	—
Stock distributions	1,063	11	(11)	—	—	—	—	—
Redemptions of common stock	(89)	(1)	(826)	—	—	—	(827)	—
Stock issuance and offering costs	—	—	(41,977)	—	—	—	(41,977)	—
Net loss	—	—	—	(18,100)	—	—	(18,100)	—
Other comprehensive loss	—	—	—	—	—	(959)	(959)	—
Cash distributions, declared and paid or reinvested ($0.39996 per share)	—	—	—	—	(14,170)	—	(14,170)	—

Balance at December 31, 2013	58,218	582	500,361	(30,580)	(17,423)	(959)	451,981	—
Subscriptions received for common stock through public offering and reinvestment plan	18,713	187	188,944	—	—	—	189,131	—
Stock distributions	984	10	(10)	—	—	—	—	—
Redemptions of common stock	(104)	(1)	(945)	—	—	—	(946)	—
Stock issuance and offering costs	—	—	(20,341)	—	—	—	(20,341)	—
Cash distributions declared and paid or reinvested ($0.2028 per share)	—	—	—	—	(13,292)	—	(13,292)	—
Distribution to holder of promoted interest	—	—	(2,000)	—	—	—	(2,000)	—
Net loss	—	—	—	(24,826)	—	—	(24,826)	—
Other comprehensive loss	—	—	—	—	—	(1,070)	(1,070)	—
Contribution from redeemable noncontrolling interests	—	—	—	—	—	—	—	568

Balance at June 30, 2014	77,811	$778	$666,009	$(55,406)	$(30,715)	$(2,029)	$578,637	$568

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net cash flows provided by operating activities	$11,312	$3,176

Investing activities:
Acquisition of properties	(353,383)	(69,455)
Development of properties	(22,111)	(6,391)
Issuance of note receivable to related party	(1,964)	(1,813)
Investment in unconsolidated entities	—	(12,176)
Changes in restricted cash	(2,820)	(782)
Capital expenditures	(1,461)	(79)
Payment of tenant improvements and leasing costs	(310)	—
Deposits on real estate	(6,266)	(4,359)

Net cash flows used in investing activities	(388,315)	(95,055)

Financing activities:
Subscriptions received for common stock through public offering	181,867	174,852
Payment of stock issuance and offering costs	(19,919)	(18,525)
Distributions to stockholders, net of distribution reinvestments	(6,027)	(2,322)
Distribution to holder of promoted interest	(2,000)	—
Contribution from redeemable noncontrolling interest	568	—
Redemptions of common stock	(380)	(219)
Draws under revolving credit facility	112,115	—
Proceeds from mortgage and other notes payable	138,061	92,616
Principal payments on mortgage and other notes payable	(4,031)	(115,910)
Lender deposits	(215)	(67)
Payment of loan costs	(2,472)	(1,693)

Net cash flows provided by financing activities	397,567	128,732

Net increase in cash	20,564	36,853
Cash at beginning of period	44,209	18,262

Cash at end of period	$64,773	$55,115

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$1,175	$851

Loan costs	$394	$169

Investment in unconsolidated entities	$220	$—

Capital expenditures	$62	$—

Accrued development costs	$3,060	$2,222

Redemptions payable	$688	$205

Assumption of mortgage note payable on acquisition of property	$(27,286)	$—

Contingent purchase price consideration	$(8,500)	$—

Unrealized gain (loss) on derivative financial instruments	$(2,029)	$131

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (the “Company”) is a Maryland corporation incorporated on June 8, 2010 that elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the year ended December 31, 2012.

The Company is externally advised by CNL Healthcare Corp. (the “Advisor”) and its property manager is CNL Healthcare Manager Corp. (the “Property Manager”), each of which is a Florida corporation and a wholly owned subsidiary of CNL Financial Group, LLC, the Company’s sponsor. CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc. (“CNL”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the operating partnership and the Advisor. Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by affiliates of the Advisor and the Property Manager. In addition, third-party sub-property managers have been engaged by the Company to provide certain property management services.

On June 27, 2011, the Company commenced its initial public offering of up to $3.0 billion of common stock (the “Offering”), including shares being offered from its distribution reinvestment plan (the “Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The shares were initially being offered at $10 per share and effective December 11, 2013 are being offered at $10.14 per share, or $9.64 per share pursuant to the Reinvestment Plan. The Company plans to extend the Offering through the effective date of a subsequent registration statement for a follow-on offering.

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

The Company primarily expects to lease its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. However, the Company may also invest through other strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of the Company’s healthcare assets, including leasing properties to wholly-owned taxable REIT subsidiaries (“TRS”) and engaging independent third-party managers under management agreements to operate the properties as permitted under REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). In addition, the Company expects most investments will be wholly owned, although, the Company has and may continue to invest through partnerships with other entities where the Company believes it is appropriate and beneficial. The Company has and expects to continue to invest in new property developments or properties which have not reached full stabilization. Finally, the Company also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types. The Company generally makes loans to the owners of properties to enable them to acquire land, buildings, or to develop property. In exchange, the owner generally grants the Company a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter or six months ended June 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Promoted Interest Distributions — The Company accounts for distributions to holders of promoted interests in a manner similar to noncontrolling interests. The Company identifies the distributions to holders of promoted interests separately within the accompanying condensed consolidated statements of equity. During the six months ended June 30, 2014, the Company made distributions of approximately $2.0 million to a holder of promoted interest related to HarborChase of Villages Crossing, which has been recorded as a reduction to capital in excess of par value in the accompanying condensed consolidated statements of stockholders’ equity and redeemable noncontrolling interest.

Redeemable Noncontrolling Interest — The Company entered into a joint venture agreement with a third party and acquired a 95% membership interest. The Company’s joint venture partner acquired a 5% noncontrolling interest that includes a put option of its membership to the Company upon the occurrence of certain events that are not solely within the control of the Company and at price that is determinable upon exercising the option. The Company classifies redeemable equity securities in accordance with Accounting Standard Update (“ASU”) No. 2009-04, “Liabilities (Topic 480): Accounting for Redeemable Equity Instruments,” which requires that redeemable equity securities be classified outside of permanent stockholders’ equity. Accordingly, the Company has classified these redeemable equity securities as redeemable noncontrolling interest within the accompanying condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity and redeemable noncontrolling interest.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Adopted Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This update clarified the guidance in subtopic 405 and requires entities to measure obligations resulting from joint and several liability arrangements for which total obligation is fixed at the reporting date. Entities are required to measure the obligation as the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. Additionally, the guidance requires entities to disclose the nature and amount of the obligations as well as other information about those obligations. Effective January 1, 2014, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new Accounting Standard Concept (“ASC”) topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, lease contracts). This ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted using one of two retrospective application methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the amendments of ASU 2014-09; however, these amendments could potentially have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

3.	Acquisitions

Real Estate Investment Properties — During the six months ended June 30, 2014, the Company acquired the following 16 properties, which were comprised of 13 senior housing communities, two medical office buildings (“MOB”), and one acute care hospital:

Name	Location	Structure	Date Acquired	Purchase Price
				(in thousands)

Acute Care
Houston Orthopedic & Spine Hospital	Bellaire, TX (“Houston”)	Triple-net Lease	6/2/2014	$49,000

Medical Office
Scripps Medical Office Building	Chula Vista, CA (“San Diego”)	Modified Lease	1/21/2014	17,863	(1)
Foundation Medical Office Building	Bellaire, TX (“Houston”)	Modified Lease	6/2/2014	27,000

Senior Housing
Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Auburn, WA (“Seattle”)	Managed	2/3/2014	21,930
Prestige Senior Living Bridgewood	Vancouver, WA (“Portland”)	Managed	2/3/2014	22,096
Prestige Senior Living Monticello Park	Longview, WA	Managed	2/3/2014	27,360
Prestige Senior Living Rosemont	Yelm, WA	Managed	2/3/2014	16,877
Prestige Senior Living West Hills	Corvallis, OR	Managed	3/3/2014	14,986

South Bay II Communities
Isle at Cedar Ridge	Cedar Park, TX (“Austin”)	Managed	2/28/2014	21,630
HarborChase of Plainfield	Plainfield, IL	Managed	3/28/2014	26,500
Legacy Ranch Alzheimer’s Special Care Center	Midland, TX	Managed	3/28/2014	11,960
The Springs Alzheimer’s Special Care Center	San Angelo, TX	Managed	3/28/2014	10,920
Isle at Watercrest – Bryan	Bryan, TX	Managed	4/21/2014	22,050
Watercrest at Bryan	Bryan, TX	Managed	4/21/2014	28,035
Isle at Watercrest – Mansfield	Mansfield, TX (“Dallas/Fort Worth”)	Managed	5/5/2014	25,000
Watercrest at Mansfield	Mansfield, TX (“Dallas/Fort Worth”)	Managed	6/30/2014	45,000

				$388,207

FOOTNOTE:

(1)	This acquisition is not considered material to the Company and as such no pro forma financial information has been included related to this property.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

3.	Acquisitions (continued)

During the six months ended June 30, 2013, the Company acquired the following medical office building and six post-acute care facilities:

Medical Office
LaPorte Cancer Center	Westville, IN	Modified Lease	6/14/2013	$13,100

Post-Acute Care
Perennial Communities
Batesville Healthcare Center	Batesville, AR	Triple-net Lease	5/31/2013	6,205
Broadway Healthcare Center	West Memphis, AR	Triple-net Lease	5/31/2013	11,799
Jonesboro Healthcare Center	Jonesboro, AR	Triple-net Lease	5/31/2013	15,232
Magnolia Healthcare Center	Magnolia, AR	Triple-net Lease	5/31/2013	11,847
Mine Creek Healthcare Center	Nashville, AR	Triple-net Lease	5/31/2013	3,374
Searcy Healthcare Center	Searcy, AR	Triple-net Lease	5/31/2013	7,898

				$69,455

The following summarizes the purchase price allocation for the above properties, and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

	June 30, 2014	June 30, 2013

Land and land improvements	$32,280	$3,000
Buildings and building improvements	313,838	59,694
Furniture, fixtures and equipment	10,014	3,549
Intangibles (1)	42,296	3,212
Other liabilities	(1,721)	—
Assumed mortgage note payable	(27,286)	—

Net assets acquired	369,421	69,455
Contingent purchase price consideration (2)	(12,395)	—

Total purchase price consideration	$357,026	$69,455

FOOTNOTES:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles was approximately 4.0 years and 11.4 years, respectively, for the six months ended June 30, 2014 and 2013. The acquired lease intangibles during the six months ended June 30, 2014 were comprised of approximately $38.1 million and $4.2 million of in-place lease intangibles and other lease intangibles, respectively, and the acquired lease intangibles during the six months ended June 20, 2013 were comprised of approximately $3.2 million of in-place lease intangibles.
(2)	Approximately $3.9 million of this amount has been paid during the quarter and six months ended June 30, 2014 with the remaining $8.5 million included in other liabilities on the accompanying condensed consolidated balance sheet as of June 30, 2014; refer to Note 9, “Contingent Purchase Price Consideration” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

3.	Acquisitions (continued)

The revenues and net loss (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the acquired properties included in the Company’s condensed consolidated statements of operations were approximately $12.1 million and $5.8 million, respectively, and $15.4 million and $12.0 million, respectively, for the quarter and six months ended June 30, 2014 and approximately $0.6 million and $1.6 million, respectively, for both the quarter and six months ended June 30, 2013.

The following table presents the unaudited pro forma results of operations for the Company as if each of the properties were acquired as of January 1, 2013 and owned during the quarter and six months ended June 30, 2014 and 2013 (in thousands except per share data):

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$46,564	$23,664	$90,327	$47,106

Net loss (1)	$(8,930)	$(4,448)	$(19,291)	$(21,562)

Loss per share of common stock (basic and diluted)	$(0.12)	$(0.10)	$(0.25)	$(0.53)

Weighted average number of shares of common stock outstanding (basic and diluted) (2)	77,569	44,912	76,285	40,858

FOOTNOTES:

(1)	The unaudited pro forma results for the quarter and six months ended June 30, 2014, were adjusted to exclude approximately $4.3 million and $10.7 million, respectively, of acquisition related expenses directly attributable to the properties acquired during the quarter and six months ended June 30, 2014. The unaudited pro forma results for the six months ended June 30, 2013 were adjusted to include the approximate $10.7 million of acquisition related expenses, as if the properties acquired during the six months ended June 30, 2014 had been acquired on January 1, 2013. The unaudited pro forma results for the quarter and six months ended June 30, 2013 were both adjusted to exclude approximately $1.8 million of acquisition related expenses directly attributable to the properties acquired during the quarter and six months ended June 30, 2013.
(2)	As a result of the acquired properties being treated as operational since January 1, 2013, the Company assumed approximately 12.4 million shares were issued as of January 1, 2013. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2013 instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the period presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

3.	Acquisitions (continued)

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

In June 2014, the Company entered into a joint venture agreement with a third party and acquired a 95% membership interest in a tract of land in Katy, Texas for $4.0 million (“Watercrest at Katy”) on which the joint venture plans to construct and develop an independent living community with a maximum development budget of approximately $38.2 million, including the allocated purchase price of the land. The Company determined that Watercrest at Katy is a VIE because it believes there is insufficient equity at risk due to the development nature of the joint venture. The Company is the primary beneficiary and managing member while the joint venture partner or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight. Pursuant to the joint venture agreement, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest until the members of the joint venture receive a specified minimum return on their invested capital, and thereafter, the respective co-venture partner will receive a disproportionately higher share of any remaining proceeds at varying levels based on the Company having received certain minimum threshold returns.

Under a promoted interest agreement with the respective developers, certain net operating income targets have been established which, upon meeting such targets, result in the developers being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the respective development. Refer to Note 7, “Variable Interest Entities,” for additional information.

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Land and land improvements	$93,527	$59,208
Building and building improvements	1,112,591	783,260
Tenant improvements	39	—
Furniture, fixtures and equipment	33,190	20,339
Less: accumulated depreciation	(30,636)	(14,016)

Real estate investment properties, net	1,208,711	848,791
Real estate under development, including land	16,674	17,409

Total real estate assets, net	$1,225,385	$866,200

Depreciation expense on the Company’s real estate investment properties, net was approximately $9.0 million and $16.6 million for the quarter and six months ended June 30, 2014, respectively, and approximately $2.1 million and $3.9 million for the quarter and six months ended June 30, 2013, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

4.	Real Estate Assets, net (continued)

In June 2014, the Company completed the construction and development of a senior housing community in Acworth, Georgia (“Dogwood Forest of Acworth”). Dogwood Forest of Acworth opened to residents beginning in July 2014 and was considered placed into service as of June 30, 2014. As such, the asset values related to Dogwood Forest of Acworth are included in real estate investment properties, net in the accompanying condensed consolidated balance sheet as of June 30, 2014.

As of June 30, 2014, three of the Company’s senior housing communities have real estate under development with third-party developers as follows (in thousands):

Property Name and Location)	Developer	Real Estate Development Costs Incurred (1)	Remaining Development Budget (2)

Raider Ranch (Lubbock, TX)	South Bay Partners, Ltd	$3,369	$12,978
Wellmore of Tega Cay (Tega Cay, SC)	Maxwell Group, Inc.	8,365	28,531
Watercrest at Katy (Katy, TX)	South Bay Partners, Ltd	4,940	34,184

Total		$16,674	$75,693

FOOTNOTES:

(1)	This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the senior housing community as of June 30, 2014. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.
(2)	This amount includes preleasing and marketing costs which will be expensed as incurred.

The development budgets of the senior housing developments include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties. An affiliate of the developer of the respective community coordinates and supervises the management and administration of the development and construction. Each developer is responsible for any cost overruns beyond the approved development budget for the applicable project pursuant to a cost overrun guarantee. Refer to Note 7, “Variable Interest Entities,” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
In-place lease intangibles	$87,732	$49,642
Above-market lease intangibles	7,909	3,704
Below-market ground lease intangibles	4,153	4,153
Less: accumulated amortization	(15,419)	(5,099)

Intangible assets, net	$84,375	$52,400

Below-market lease intangibles	$(4,337)	$(2,987)
Above-market ground lease intangibles	(317)	(317)
Above-market mortgage note payable assumed	(371)	—
Less: accumulated amortization	463	168

Intangible liabilities, net (1)	$(4,562)	$(3,136)

FOOTNOTES:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $5.9 million and $10.3 million for the quarter and six months ended June 30, 2014, respectively, of which approximately $0.2 million and $0.4 million, respectively, was treated as a reduction of rental income from operating leases, approximately $0.03 million and $0.1 million, respectively, was treated as an increase of property operating expenses and approximately $5.7 million and $9.8 million, respectively, was included in depreciation and amortization. Amortization on the Company’s intangible assets was approximately $0.5 million and $1.0 million for the quarter and six months ended June 30, 2013, respectively, which was all included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $0.2 million and $0.3 million for the quarter and six months ended June 30, 2014, of which approximately $0.2 million and $0.3 million, respectively, were treated as an increase of rental income from operating leases and approximately two thousand and four thousand, respectively, was treated as a reduction of property operating expenses. There was no amortization on the Company’s intangible liabilities for the quarter and six months ended June 30, 2013, respectively.

The estimated future amortization on the Company’s intangibles for the remainder of 2014, each of the next four years and thereafter, in the aggregate, as of June 30, 2014 is as follows (in thousands):

	Assets	Liabilities
2014	$13,291	$(357)
2015	24,461	(660)
2016	15,129	(613)
2017	5,043	(563)
2018	4,511	(491)
Thereafter	21,940	(1,878)

	$84,375	$(4,562)

As of June 30, 2014, the weighted average useful life of in-place leases was 3.2 years.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

6.	Operating Leases

As of June 30, 2014, the Company owned 36 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases; of which, 20 are single-tenant properties that are 100% leased under operating leases and the remaining 16 are multi-tenant properties that are leased under operating leases. The Company’s leases had a weighted average remaining lease term of 7.3 years based on annualized base rents expiring between 2014 and 2030, subject to the tenants’ options to extend the lease periods ranging from two to ten years.

Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses. Each tenant is expected to pay real estate taxes directly to taxing authorities. However, if the tenant does not pay, the Company will be liable. The total annualized property tax assessed on these properties is approximately $1.9 million.

Under the terms of the multi-tenant lease agreements that have third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance. These amounts are billed monthly and recorded as tenant reimbursement income in the accompanying consolidated statements of operations.

The following are future minimum lease payments to be received under non-cancellable operating leases for the remainder of 2014, each of the next four years and thereafter, as of June 30, 2014 (in thousands):

2014	$21,335
2015	41,579
2016	39,560
2017	38,776
2018	38,203
Thereafter	155,174

$334,627

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above- and below-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

7.	Variable Interest Entities

Consolidated VIEs — As of June 30, 2014, the Company has 11 wholly-owned subsidiaries, which are VIEs due to following factors and circumstances:

(1)	Three of these subsidiaries are single property entities, designed to own and lease their respective properties to single tenants, for which buy-out options are held by the respective tenants that are formula based.

(2)	Three of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to either a ground lease or an air rights lease that include buy-out and put options held by either the tenant or landlord under the applicable lease.

(3)	Four of these subsidiaries are entities with real estate under development or completed developments in which the third-party developers have an opportunity to earn promoted interest payments after certain net operating income targets and internal rate of return targets have been met.

(4)	One of these subsidiaries is a joint venture with real estate under development in which the third-party developer has an opportunity to earn promoted interest payments after certain net operating income targets and internal rate of return targets have been met.

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

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Assets:
Real estate investment properties, net	$89,936	$72,053

Real estate under development, including land	$15,734	$16,210

Intangibles, net	$4,139	$4,535

Cash	$576	$727

Loan costs, net	$1,133	$912

Other	$1,029	$382

Liabilities:
Mortgages and other notes payable	$62,757	$52,596

Other liabilities	$1,410	$939

Accounts payable and accrued expenses	$373	$309

Due to related parties	$86	$112

Accrued development costs	$3,060	$7,047

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $44.9 million as of June 30, 2014. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated VIEs — The Company determined that the borrowing entity under its note receivable from a related party represents a VIE due to the transaction structure; however, the borrower was determined to be the primary beneficiary. Refer to Note 11, “Related Party Arrangements” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

8.	Unconsolidated Entities

The following presents financial information for each of the Company’s unconsolidated entities as of and for the quarter and six months ended June 30, 2014 (in thousands):

	For the quarter ended June 30, 2014
	Montecito	CHTSunIV (2)	Windsor Manor	Total
Revenues	$537	$—	$2,418	$2,955

Operating income	$151	$—	$9	$160

Net income (loss)	$50	$—	$(647)	$(597)

Income allocable to other venture partners (1)	$5	$—	$754	$759

Income (loss) allocable to the Company (1)	$45	$—	$(1,401)	$(1,356)
Amortization of capitalized acquisition costs	(2)	—	(4)	(6)

Equity in earnings (loss) of unconsolidated entities	$43	$—	$(1,405)	$(1,362)

Distributions declared to the Company	$174	$—	$2,493 (3)	$2,667

Distributions received by the Company	$172	$—	$285	$457

	For the six months ended June 30, 2014
	Montecito	CHTSunIV (2)	Windsor Manor	Total
Revenues	$1,028	$—	$4,267	$5,295

Operating income	$330	$—	$97	$427

Net income (loss)	$128	$—	$(742)	$(614)

Income allocable to other venture partners (1)	$13	$—	$374	$387

Income (loss) allocable to the Company (1)	$115	$—	$(1,116)	$(1,001)
Amortization of capitalized acquisition costs	(4)	—	(8)	(12)

Equity in earnings (loss) of unconsolidated entities	$111	$—	$(1,124)	$(1,013)

Distributions declared to the Company	$346	$—	$2,777 (3)	$3,123

Distributions received by the Company	$343	$—	$664	$1,007

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	In July 2013, the Company completed the sale of its joint venture membership interest in CHTSunIV.
(3)	The distributions declared to the Company for the Windsor Manor joint venture during both the quarter and six months ended include approximately $2.2 million of capital proceeds from a debt refinancing; refer to “Off-Balance Sheet Arrangements” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

8.	Unconsolidated Entities (continued)

The following presents financial information for each of the Company’s unconsolidated entities as of and for the quarter and six months ended June 30, 2013 (in thousands):

	For the quarter ended June 30, 2013
	Montecito (2)		CHTSunIV	Windsor Manor (2)	Total
Revenues	$453		$12,183	$2,060	$14,696

Operating income	$158	(3)	$2,030	$86	$2,274

Net income (loss)	$54		$380	$(319)	$115

Income (loss) allocable to other venture partners (1)	$5		$(507)	$(588)	$(1,090)

Income allocable to the Company (1)	$49		$887	$269	$1,205
Amortization of capitalized acquisition costs	(2)		(18)	(3)	(23)

Equity in earnings of unconsolidated entities	$47		$869	$266	$1,182

Distributions declared to the Company	$342		$1,508	$5	$1,855

Distributions received by the Company	$—		$1,487	$175	$1,662

	For the six months ended June 30, 2013
	Montecito (2)		CHTSunIV	Windsor Manor (2)	Total
Revenues	$809		$24,107	$3,283	$28,199

Operating income (loss)	$(55	)(3)	$3,603	$6	$3,554

Net loss	$(239)		$(46)	$(492)	$(777)

Loss allocable to other venture partners (1)	$(24)		$(1,365)	$(894)	$(2,283)

Income (loss) allocable to the Company (1)	$(215)		$1,319	$402	$1,506
Amortization of capitalized acquisition costs	(4)		(36)	(6)	(46)

Equity in earnings (loss) of unconsolidated entities	$(219)		$1,283	$396	$1,460

Distributions declared to the Company	$342		$2,990	$180	$3,512

Distributions received by the Company	$—		$2,955	$224	$3,179

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	Represents operating results from the date of acquisition through the end of the periods presented.
(3)	Includes approximately $0.1 million and $0.5 million of non-recurring acquisition expenses incurred by the joint venture for the quarter and six months ended June 30, 2013, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

9.	Contingent Purchase Price Consideration

Capital Health Communities

As of June 30, 2014, the Company determined the fair value of the Yield Guaranty to be $3.4 million, which was recorded as other assets in the accompanying condensed consolidated balance sheet. The following table provides a roll-forward of the fair value of the contingent purchase price consideration related to the Yield Guaranty on the Capital Health Communities for the quarter and six months ended June 30, 2014 and 2013 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$2,188	$2,664	$4,488	$2,664
Yield Guaranty payment received from seller	—	—	(2,300)	—
Change in fair value	1,321	—	1,321	—

Ending balance	$3,509	$2,664	$3,509	$2,664

South Bay II Communities

In conjunction with the acquisition of the South Bay II Communities, the Company entered into an agreement with the sellers whereby the purchase price is adjusted in the event that certain net operating income targets are met. The additional consideration will be determined within three months of the acquisition date and be equal to (a) the baseline net operating income divided by the baseline capitalization rates (as defined in the purchase and sale agreement) less (b) the purchase price paid at closing. The following table provides a roll-forward of the fair value of the estimated contingent purchase price consideration related to the South Bay II Communities for the quarter and six months ended June 30, 2014 and 2013 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$(2,570)	$—	$—	$—
Contingent consideration in connection with acquisition	(9,825)	—	(12,395)	—
Contingent consideration payment	3,895	—	3,895	—

Ending balance	$(8,500)	$—	$(8,500)	$—

Fair Value Measurements

The fair value of the contingent purchase price consideration was based on a then-current income approach that is primarily determined based on the present value and probability of future cash flows using internal underwriting models. The income approach further includes estimates of risk-adjusted rate of return and capitalization rates for each property. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurements of the estimated fair value related to the Company’s contingent purchase price consideration are categorized as Level 3 on the three-level fair value hierarchy.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

10.	Indebtedness

The following table provides details of the Company’s indebtedness as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Mortgages payable and other notes payable:
Fixed rate debt	$377,591	$290,817
Variable rate debt (1)	221,833	147,290

Total mortgages and other notes payable	599,424	438,107
Revolving Credit Facility	210,615	98,500

Total borrowings	$810,039	$536,607

FOOTNOTE:

(1)	As of both June 30, 2014 and December 31, 2013, approximately $124.3 million has been swapped to fixed rates with notional amounts that begin to settle in 2015 and continue through the maturity date of the respective loan (ranging from 2016 through 2018).

Maturities of indebtedness for the remainder of 2014 and each of the next four years and thereafter, in the aggregate, as of June 30, 2014 are as follows (in thousands):

2014	$19,973
2015	12,588
2016	286,343
2017	28,262
2018	273,531
Thereafter	189,342

$810,039

The Company financed a portion of the acquisitions described in Note 3, “Acquisitions,” through additional borrowings and loan assumptions. The following table provides details as of June 30, 2014 (in thousands):

Property and Related Loan Type	Interest Rate at June 30, 2014 (1)	Payment Terms	Maturity Date (2)	June 30, 2014

Pacific Northwest II Communities; Mortgage Loan	4.30% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	12/5/2018	$62,668

Isle at Watercrest – Mansfield; Mortgage Loan	4.68% per annum	Monthly principal and interest payments based on a total payment of $143,330	6/1/2023	27,249

		Total fixed rate debt		89,917

CHP Partners, LP and CNL Healthcare Properties, Inc; Unsecured Bridge Loan	LIBOR plus 8.00% per annum	Monthly interest payments with principal due at maturity	8/18/2014	15,000

Houston Orthopedic & Spine Hospital and Foundation MOB; Mortgage Loan	LIBOR plus 2.85% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	6/1/2019	49,777

		Total variable rate debt		$64,777

		Total mortgages and other notes payable		$154,694

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

10.	Indebtedness (continued)

FOOTNOTES:

(1)	The 30-day LIBOR was approximately 0.2% as June 30, 2014.
(2)	Represents the initial maturity date (or, as applicable, the maturity date as extended). The maturity date may be extended beyond the date shown subject to certain lender conditions.

In February 2014, through its limited partnership, the Company modified the terms of its Revolving Credit Facility and exercised its option to increase the aggregate maximum principal amount available for borrowing from $120 million to $240 million. In April, the Company increased the aggregate maximum principal amount available to $275 million. The Company had approximately $112.1 million of additional borrowings on its Revolving Credit Facility during the six months ended June 30, 2014 that were used to finance acquisitions (primarily the South Bay II Communities). As of June 30, 2014, the Revolving Credit Facility is collateralized by 16 properties with an aggregate net book carrying value of approximately $324.6 million and the total availability was approximately $212.9 million. The Revolving Credit Facility has sizing requirements that govern the total amount that the Company may borrow at any given time based on the purchase price of the collateral and a metric of debt service coverage.

The Company’s Revolving Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including without limitation: (i) limitations on incurrence of additional indebtedness; (ii) restrictions on payments of cash distributions except if required by REIT requirements; (iii) minimum occupancy levels for collateralized properties; (iv) minimum loan-to-value and debt service coverage ratios with respect to collateralized properties; (v) maximum leverage, secured recourse debt, and unimproved land/development property ratios; (vi) minimum fixed charge coverage ratio and minimum consolidated net worth, unencumbered liquidity, and equity raise requirements; (vii) limitations on certain types of investments and additional indebtedness; and (viii) minimum liquidity. The limitations on distributions includes a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the loan agreement) or the minimum amount of distributions required to maintain the Company’s REIT status. As of June 30, 2014, the Company was in compliance with all affirmative, negative and financial covenants.

All of the Company’s mortgage and construction loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. As of June 30, 2014, the Company was in compliance with all financial covenants and ratios.

The fair market value and carrying value of the mortgage and other notes payable was approximately $583.2 million and $599.4 million, respectively, and both the fair market value and carrying value of the Revolving Credit Facility was $210.6 million as of June 30, 2014. The fair market value and carrying value of the mortgage and other notes payable was approximately $431.4 million and $438.1 million, respectively, and both the fair market value and carrying value of the Revolving Credit Facility was $98.5 million as of December 31, 2013. These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of June 30, 2014 and December 31, 2013 because of the relatively short maturities of the obligations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

11.	Related Party Arrangements

The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (the “Expense Cap Test”). In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreements. For the Expense Year ended June 30, 2014, the Company did not incur operating expenses in excess of the Limitation.

The Company maintains accounts totaling approximately $0.3 million and $0.4 million as of June 30, 2014 and December 31, 2013, respectively, at a bank in which the Company’s chairman serves as a director.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

11.	Related Party Arrangements (continued)

The fees incurred by and reimbursable to the Advisor in connection with the Company’s Offering for the quarters and six months ended June 30, 2014 and 2013, and related amounts unpaid as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Quarter ended		Six months ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Selling commissions (2)	$3,143	$2,221	$5,596	$3,917	$424	$71
Marketing support fees (2)	2,829	3,040	5,413	5,211	338	70

	$5,972	$5,261	$11,009	$9,128	$762	$141

The expenses and fees incurred by and reimbursable to the Company’s related parties for the quarters and six months ended June 30, 2014 and 2013, and related amounts unpaid as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Quarter ended		Six months ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Reimbursable expenses:
Offering costs (2)	$1,541	$1,244	$2,367	$2,022	$413	$612
Operating expenses (3)	743	604	942	1,109	1,040	915
Acquisition fees and expenses	98	140	333	239	7	138

	2,382	1,988	3,642	3,370	1,460	1,665
Investment services fees (4)	4,178	1,546	8,224	1,866	1,427	—
Financing coordination fees (5)	220	—	220	—	220	—
Property management fees (6)	575	321	1,035	584	193	322
Asset management fees (7)	3,148	633	5,814	1,634	122	894
Interest reserve and other advances (8)	—	—	—	—	236	286

	$10,503	$4,488	$18,935	$7,454	$3,658	$3,167

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity and redeemable noncontrolling interest.
(3)	Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations.
(4)	For the quarter and six months ended June 30, 2014, the Company incurred approximately $4.2 million and $8.2 million, respectively, in investment services fees of which approximately $0.8 million and $1.3 million, respectively, was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet. For the quarter and six months ended June 30, 2013, the Company incurred approximately $1.5 million and $1.9 million, respectively, in investment service fees, of which approximately $0.2 million and $0.5 million, respectively, was capitalized as part of its investment in the Montecito Joint Venture and the additional Windsor Manor II Communities, and included in investments in unconsolidated entities in the accompanying condensed consolidated balance sheet. Investment service fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

11.	Related Party Arrangements (continued)

(5)	For the quarter and six months ended June 30, 2014, the Company incurred approximately $0.2 million and $0.2 million, respectively, in financing coordination fees of which $0.2 million and $0.2 million, respectively, have been capitalized and included in its investment in the Windsor Manor Joint Venture. There were no financing coordination fees for the quarter and six months ended June 30, 2013.
(6)	For the quarter and six months ended June 30, 2014 and 2013, the Company incurred approximately $0.6 million and $1.0 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.09 million and $0.1 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet. For the quarter and six months ended June 30, 2013, the Company incurred approximately $0.3 million and $0.6 million, respectively, in property and construction management fees payable to the Property Manager of which $0.06 million and $0.08 million, respectively, have been capitalized and included in real estate under development.
(7)	For the quarter and six months ended June 30, 2014, the Company incurred approximately $3.1 million and $5.8 million, respectively, in asset management fees payable to the Advisor of which approximately $2.0 million and $2.9 million, respectively, were forgone in accordance with the terms of the Advisor Expense Support Agreement and approximately $0.07 million and $0.1 million, respectively, were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet. For the quarter and six months ended June 30, 2013, the Company incurred approximately $0.6 million and $1.6 million, respectively, in asset management fees payable to the Advisor of which approximately $0.5 million and $0.5 million, respectively, were forgone in accordance with the terms of the Expense Support Agreement and approximately $0.04 million and $0.05 million, respectively, were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet.
(8)	Amounts primarily consists of an interest reserve account related to the acquisition, development and construction loan (“ADC Loan”) that the Company originated in June 2013; refer below for additional information.

The following fees were foregone in connection with the Expense Support Agreements for the quarters and six months ended June 30, 2014 and 2013, and cumulatively as of June 30, 2014 (in thousands, except offering price):

	Quarter ended		Six months ended		As of
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014
Asset management fees (1)	$2,033	$474	$2,880	$474	$4,281

Then-current offering price	$10.14	$10.00	$10.14	$10.00	$10.14

Restricted stock shares (2)	200	47	284	47	422

Cash distributions on Restricted Stock (3)	$14	$—	$19	$—	$23

Stock distributions on Restricted Stock (4)	1	—	1	—	2

FOOTNOTES:

(1)	No other amounts have been forgone in connection with the Expense Support Agreements for the quarters and six months ended June 30, 2014 and 2013, and cumulatively as of June 30, 2014.
(2)	Restricted stock shares are comprised of approximately 0.2 million issued to the Advisor and approximately 0.2 million issuable to the Advisor as of June 30, 2014. Since the vesting conditions were not met through June 30, 2014, no fair value was assigned to the restricted stock shares as the shares were valued at zero, which represents the lowest possible value estimated at vesting. In addition, the restricted stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met through June 30, 2014.
(3)	The cash distributions have been recognized as compensation expense as issued and included in general and administrative expense in the accompanying condensed consolidated statements of operations.
(4)	The par value of the stock distributions has been recognized as compensation expense as issued and included in general and administrative expense in the accompanying condensed consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

11.	Related Party Arrangements (continued)

As of June 30, 2014, the Company has funded approximately $5.7 million of the acquisition, development and construction loan (“ADC Loan”) to C4 Development, LLC (“Crosland Southeast”), a related party, for the development of an MOB in Rutland, Virginia.

Based on review and assessment of the transaction structure, the Company has determined that it holds a variable interest in Crosland Southeast through the ADC Loan; however, the Company further concluded that it is not the primary beneficiary of the HCA Rutland development as the Company does not have the power to direct the activities that most significantly impact economic performance of either Crosland Southeast or the HCA Rutland development. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the amounts funded under the ADC Loan, which totaled approximately $5.7 million as of June 30, 2014. The Company’s exposure is limited as a result of the Company’s collateralized interest in the HCA Rutland development.

The funding on the ADC Loan has been recorded as a note receivable from related party in the accompanying condensed consolidated balance sheets and is comprised of the following (in thousands):

				Loan Principal Balance as of
Borrower (Description of Collateral Property)	Origination Date	Maturity Date (1)	Interest Rate (2)	June 30, 2014	December 31, 2013
Crosland Southeast (land development)	6/27/2013	12/27/2014	16.00%	$5,705	$3,741
Loan origination costs, net				—	84
Accrued interest (3)				341	124

Total note receivable from related party				$6,046	$3,949

FOOTNOTES:

(1)	The initial term of the ADC Loan was one year; however, in June 2014, the borrower exercised an extension option for an additional six months.
(2)	The interest rate is comprised of an 8% component that is paid monthly and an 8% component that is paid upon maturity of the ADC Loan.
(3)	Approximately $0.04 million and $0.02 million, respectively, of accrued interest represents monthly interest payments and approximately $0.3 million and $0.1 million, respectively, represents amounts that are due at maturity. Accrued interest is included in interest income on note receivable from related party in the accompanying condensed consolidated statements of operations.

The fair value and carrying value of the Company’s note receivable from related party was approximately $6.0 million as of June 30, 2014 based on then-current rates and spreads that a market participant would expect to obtain for similar financings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair value related to the Company’s note receivable from related party is categorized as level 3 on the three-level fair value hierarchy.

The following is a schedule of future principal maturities for the note receivable from related party for the remainder of 2014, each of the next four years and thereafter, in the aggregate, as of June 30, 2014 (in thousands):

2014	$6,046
2015	—
2016	—
2017	—
2018	—
Thereafter	—

Total	$6,046

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

12.	Derivative Financial Instruments

The following table summarizes the terms of the derivative financial instruments held by the Company or through its joint ventures and the asset (liability) that has been recorded (in thousands):

						Fair value asset (liability) as of
Notional amount		Strike (1)	Credit Spread (1)	Trade date	Maturity date	June 30, 2014	December 31, 2013
$12,421	(2)	1.3%	2.6%	1/17/2013	1/15/2018	$(32)	$83
$38,255	(3)	2.7%	2.5%	9/6/2013	7/10/2018	$(1,067)	$(590)
$26,067	(3)	2.8%	2.5%	9/6/2013	8/29/2018	$(784)	$(435)
$30,000	(3)	0.9%	2.7%	10/22/2013	8/19/2016	$(78)	$(10)
$29,952	(3)	1.1%	4.3%	11/13/2013	5/31/2016	$(61)	$(8)
$11,000	(4)	3.0%	—%	6/27/2014	6/30/2017	$(9)	$—

FOOTNOTES:

(1)	The all-in rates for each derivative financial instrument are equal to the sum of the Strike and Credit Spread detailed above.
(2)	Amounts related to the swap held by the Montecito Joint Venture for which the proportionate amounts of fair value relative to the Company’s ownership percentage are included in investments in unconsolidated entities in the accompanying condensed consolidated balance sheets.
(3)	Amounts are included in other liabilities in the accompanying condensed consolidated balance sheets.
(4)	Amounts related to the interest rate cap held by the Windsor Manor Joint Venture for which the proportionate amounts of fair value relative to the Company’s ownership percentage are included in investments in unconsolidated entities in the accompanying condensed consolidated balance sheets.

Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative financial instruments and has determined that the credit valuation adjustments on the overall valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company determined that its derivative financial instruments valuation in its entirety is classified in Level 2 of the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments which could, in turn, impact the Company‘s or its joint venture’s results of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

13.	Equity

Redeemable Noncontrolling Interest:

In connection with the Watercrest at Katy joint venture described in Note 3, “Acquisitions,” the Company’s joint venture partner acquired a 5% noncontrolling interest that includes a put option of its membership to the Company at any time commencing on the date on which Watercrest at Katy development opens to residents and concluding on the fifth anniversary thereof, when net operating income (“NOI”) is: (a) equal to or greater than the NOI threshold established in the joint venture agreement, and (b) has been equal to or greater than the NOI threshold established in the joint venture agreement for the three calendar months immediately preceding the calendar month during which the joint venture partner exercises the put option. The put option is redeemable for cash at a price equal to the appraised market value (less certain transaction-related costs) at the time the put option is exercised (“Put Price”). The Company’s maximum exposure, as a result of these redeemable equity securities, is limited to the Put Price multiplied by the joint venture partner’s 5% membership interest.

Stockholders’ Equity:

Public Offering — As of June 30, 2014 and December 31, 2013, the Company had received aggregate offering proceeds of approximately $758.0 million (75.7 million shares) and $568.9 million (57.0 million shares), respectively, including approximately $16.6 million (1.7 million shares) and $9.4 million (1.0 million shares), respectively, received through its Reinvestment Plan.

Distributions — During the six months ended June 30, 2014 and 2013, the Company declared cash distributions of approximately $13.3 million and $5.0 million, respectively. In addition, the Company declared and made stock distributions of 1.0 million shares and 0.4 million shares of common stock, respectively, for the six months ended June 30, 2014 and 2013, which are reflected for the purposes of earnings per share as being outstanding since the beginning of the earliest period presented.

For the quarter and six months ended June 30, 2014, 25.4% of distributions were considered taxable for federal income tax purposes and 74.6% were considered a return of capital. For the six months ended June 30, 2013, 100% of distributions were considered a return of capital. No amounts distributed to stockholders for the six months ended June 30, 2014 and 2013 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

Refer to Note 11, “Related Party Arrangements,” for information on distributions paid to the Advisor in connection with restricted stock shares received under the Advisor Expense Support Agreement.

Redemptions — During the six months ended June 30, 2014 and 2013, the Company received requests for the redemption of common stock of an aggregate of 0.1 million shares and 0.05 million shares, respectively, all of which were approved for redemption at an average price of $9.13 and $9.16, respectively, and for a total of approximately $0.9 million and $0.4 million, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

13.	Equity (continued)

Other comprehensive loss — The following table reflects the effect of derivative financial instruments held by Company, or its equity method investments, and included in the condensed consolidated statements of comprehensive loss for the quarters and six months ended June 30, 2014 and 2013 (in thousands):

Derivative Financial Instrument	Gain (loss) recognized in other comprehensive loss on derivative financial instrument (Effective Portion)		Location of gain (loss) reclassified into earnings (Effective Portion)	Gain (loss) reclassified from AOCI into earnings (Effective Portion)
	Quarter ended June 30,			Quarter ended June 30,
	2014	2013		2014	2013
Interest rate swaps	$(723)	—	Not applicable	$—	—
Interest rate cap held by unconsolidated joint venture	(9)	—	Not applicable	—	—
Interest rate swap held by unconsolidated joint venture	(89)	211	Not applicable	—	—

Total	$(821)	$211		$—	$—

Derivative Financial Instrument	Gain (loss) recognized in other comprehensive loss on derivative financial instrument (Effective Portion)		Location of gain (loss) reclassified into earnings (Effective Portion)	Gain (loss) reclassified from AOCI into earnings (Effective Portion)
	Six Months ended June 30,			Six Months ended June 30,
	2014	2013		2014	2013
Interest rate swaps	$(946)	—	Not applicable	$—	—
Interest rate cap held by unconsolidated joint venture	(9)	—	Not applicable	—	—
Interest rate swap held by unconsolidated joint venture	(115)	131	Not applicable	—	—

Total	$(1,070)	$131		$—	$—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

14.	Income Taxes

The components of the income tax benefit (expense) for the quarter and six months ended June 30, 2014 are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current:
Federal	$—	$—	$—	$13
State	(2)	—	28	—

Total current benefit (expense)	(2)	—	28	13

Deferred:
Federal	—	(25)	—	(25)
State	—	(6)	—	(6)

Total deferred expense	—	(31)	—	(31)

Income tax benefit (expense)	$(2)	$(31)	$28	$(18)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of June 30, 2014 are as follows:

Carryforwards of net operating loss	$1,233
Prepaid rent	434
Valuation allowance	(1,667)

Net deferred tax assets	$—

A reconciliation of the income tax benefit (expense) computed at the statutory federal tax rate on income before income taxes is as follows (in thousands):

	Quarter ended June 30,
	2014		2013
Tax expense computed at federal statutory rate	$(4,305)	(35.00%)	$(980)	(35.00%)
Benefit of REIT election	4,305	35.00%	955	34.11%
State income tax benefit	(2)	(0.02%)	(6)	(0.09%)

Income tax expense	$(2)	(0.02%)	$(31)	(0.98%)

	Six months ended June 30,
	2014		2013
Tax expense computed at federal statutory rate	$(8,699)	(35.00%)	$(2,324)	(35.00%)
Benefit of REIT election	8,699	35.00%	2,312	34.82%
State income tax benefit	28	0.11%	(6)	(0.09%)

Income tax benefit (expense)	$28	0.11%	$(18)	(0.27	% )

The tax years 2010 through 2013 remain subject to examination by taxing authorities throughout the United States. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

15.	Commitments and Contingencies

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

In May 2014, the Company entered into two separate purchase agreements to acquire a portfolio of five acute care and post-acute care hospitals for a total purchase price of approximately $131.1 million. The Company escrowed an earnest money deposit of $6.0 million as of June 30, 2014 and which as of the date of this filing is non-refundable. The acquisition is subject to certain contingencies, including completion of due diligence, licensing and obtaining financing satisfactory to the Company. There can be no assurance that any or all contingencies will be satisfied and that the transaction will ultimately be completed, which in either event the deposit would be applied toward the purchase price or forfeited.

16.	Subsequent Events

Equity transactions

The Company’s board of directors declared a monthly cash distribution of $0.0338 and a monthly stock distribution of 0.0025 shares on each outstanding share of common stock on July 1, 2014 and August 1, 2014. These distributions are to be paid and distributed by September 30, 2014.

During the period July 1, 2014 through August 4, 2014, the Company received additional subscription proceeds of approximately $45.6 million (4.5 million shares).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2014 and December 31, 2013. Amounts as of December 31, 2013, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2013.

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

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; the availability of proceeds from the Company’s offering of its shares; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and risk of rising interest rates and the Company’s failure to comply with debt covenants; the Company’s inability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s REIT qualification; and the Company’s inability to protect its intellectual property and the value of its brand.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com.

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

We primarily expect to lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs); however, we may also invest through other strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets including leasing properties to wholly-owned taxable REIT subsidiaries (“TRS”) and engaging independent third-party managers to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). In addition, we expect most investments will be wholly owned, although, we have and may continue to invest through partnerships with other entities where we believe it is appropriate and beneficial. We have and expect to continue to invest in new property developments or properties which have not reached full stabilization. Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types. We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property. In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on the acquisition of healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors. Our healthcare investment portfolio is geographically diversified with properties in 27 states. The map below shows our current property allocations across geographic regions as of August 4, 2014:

As of August 4, 2014, our healthcare investment portfolio consisted of interests in 85 properties, including 54 senior housing communities, 20 medical offices, nine post-acute care facilities and two acute care hospitals. Four of our 54 senior housing communities currently have real estate under development. Of our properties held at August 4, 2014, six were owned through two unconsolidated joint ventures. The following table summarizes our healthcare portfolio by asset class and investment structure as of August 4, 2014:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Senior housing leased (1)	10	$157.1	10.3%
Senior housing managed (2)	35	809.3	52.8%
Senior housing developments (3)	4	16.7	1.1%
Medical office leased (1)	18	246.8	16.1%
Medical office loan (3)	1	6.0	0.4%
Post-acute care leased (1)	9	187.5	12.2%
Acute care leased (1)	2	59.0	3.8%
Unconsolidated investments:
Medical facilities leased (4)	1	19.8	1.3%
Senior housing managed (4)	5	31.0	2.0%

	85	$1,533.2	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)	Senior housing communities are leased to TRSs and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.
(3)	Investments herein represent funding and accrued developments costs as of June 30, 2014.
(4)	Properties that are owned through unconsolidated joint ventures and accounted for using the equity method.

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

Furthermore, in our evaluation of the properties that we have purchased and additional properties that we expect to purchase, we consider the operating stage of the investments within the following stages: development, stabilizing or stabilized. Development properties are those in which we or our joint venture have purchased land for the development of new operating properties. We typically hold rights as the owner or managing member of the development properties while a third-party or our joint venture partner manages the development, construction and certain day-to-day operations of the property subject to our oversight. Stabilizing properties are either developed properties that have been fully constructed and in lease-up phase (typically 18 months post-construction) or existing (“value-add”) properties purchased in which we expect to make capital investments to upgrade or expand. A property is considered stabilized upon the earlier of (i) when the property reaches 85% occupancy for a trailing three month period, or (ii) a two year period from acquisition or completion of development. For those assets that are above an 85% occupancy level and subsequently drop below 85%, they are reclassified to stabilizing until they hit the trailing three month 85% occupancy metric.

We have increased the level of our investment in new ground up development and value-add or stabilizing properties. During the construction and lease up phase, these types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our net asset valuation. However, we believe that investing a limited portion of our capital into these types of properties is beneficial because they are expected to provide a higher yield on cost and have higher asset valuations in the long term as compared to stabilized acquisitions. Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will be beneficial at the time that we begin the process of seeking to provide liquidity to our shareholders through a listing, merger or sale of our assets.

The following table lists our occupancy, RevPOU and revenue per square feet for our portfolio as of June 30, 2014:

Operating Stage	Occupancy %	RevPOU	Rent per Square Feet
Stabilizing:
Senior Housing	72.9%	$2,893	N/A

Post-Acute	82.4%	$6,575	N/A

Stabilized:
Senior Housing	92.8%	$3,611	N/A

Medical Office	94.9%	N/A	$2.41

Acute	100.0%	N/A	$2.90

Tenant Lease Expirations

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2014, the next 10 years ending December 31st and thereafter on our consolidated healthcare investment portfolio (excludes notes receivable and real estate under development), assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages):

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2014	24	97	$2,475	5.8%
2015	41	96	2,159	5.0%
2016	31	99	2,584	6.0%
2017	13	60	1,334	3.1%
2018	24	82	1,687	3.9%
2019	23	94	2,341	5.4%
2020	8	66	1,323	3.1%
2021	7	33	724	1.7%
2022	13	961	12,728	29.5%
2023	48	555	14,716	34.1%
Thereafter	1	30	1,044	2.4%

Total	233	2,173	$43,115	100.0%

Weighted Average Remaining Lease Term: (3)             7.3 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of June 30, 2014:

Tenants and Operators	Number of Tenants / Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease / Operator Expiration Year
Tenants
TSMM Management, LLC (1)	10	945	43.5%	2022
Senior Living Centers (2)	6	261	12.0%	2023
Other tenants (3)	217	967	45.5%	2014-2030

Tenants Total	233	2,173	100.0%

Operators
Integrated Senior Living, LLC	5	1,319	34.3%	2024
Prestige Senior Living, LLC	13	895	23.3%	2019
MorningStar Senior Management, LLC	4	834	21.7%	2018
Harbor Retirement Associates, LLC	3	246	6.4%	2023
Jerry Erwin Associates, Inc.	4	235	6.1%	2019
Capital Health Managers	5	225	5.9%	2017
Trinity Lifestyles Management II, LLC	1	87	2.3%	2019

Operators Total	35	3,841	100.0%

FOOTNOTES:

(1)	TSMM Management, LLC is the tenant of the Primrose I and II Communities, which are leased under triple-net leases. These properties have a lease coverage ratio of 1.02x after management fee to the tenant’s affiliate.
(2)	Senior Living Centers is the tenant of the Perennial Communities, which are leased under triple-net leases. These properties have a lease coverage ratio of 1.22x after management fee to the tenant’s affiliate.
(3)	Comprised of various tenants each of which comprise less than 5% of our rentable square footage.

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

We intend to strategically leverage our real properties and possibly other assets and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to increase our diversification through borrowing could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate. We may also be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt. During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. In addition, we will continue to evaluate the need for additional interest rate swaps on unhedged variable rate debt.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

For the six months ended June 30, 2014 and 2013, we received offering proceeds of approximately $181.9 million (18.0 million shares) and $174.9 million (17.5 million shares), respectively. During the period July 1, 2014 through August 4, 2014, we received additional subscription proceeds of approximately $45.6 million (4.5 million shares).

We expect to continue to raise capital under our Offering and will extend the Offering through the effective date of a subsequent registration statement. In May 2014, we filed our proposed follow-on offering of up to an additional $750 million in shares of common stock, including approximately $37.5 million in shares to be issued pursuant to our distribution reinvestment plan. It is expected that the follow-on offering will become effective and sales will commence by mid-January 2015, subject to the receipt of all necessary regulatory approvals, and continue through the end of 2015, unless earlier terminated by the board of directors. Even though we have filed another registration statement to sell additional shares prior to the expiration of this registration statement, we expect to continue to sell shares in this offering under this registration statement until the effective date of the subsequent registration statement. In August 2014, the board of directors approved an increase of the follow-on offering to $1 billion in shares of common stock which will be reflected in a pre-effective amendment to the follow-on registration statement to be filed by the end of the third quarter.

As of June 30, 2014, we had unused offering proceeds of approximately $64.8 million as cash on hand. We used the available uncommitted cash on hand as of June 30, 2014, as well as additional borrowings and offering proceeds obtained subsequently, to acquire additional healthcare real estate and real estate-related assets in July 2014.

Borrowings

We have borrowed and intend to continue borrowing money to acquire properties, make loans and other permitted investments, fund ongoing enhancements to our portfolio, and to cover periodic shortfalls between distributions paid and cash flows from operating activities. During the six months ended June 30, 2014 and 2013, we borrowed proceeds of approximately $250.2 million and $92.6 million, respectively. These amounts were used to acquire additional properties and refinance existing debt, respectively.

In February 2014, we modified the terms of the Revolving Credit Facility and increased the aggregate maximum principal amount available for borrowing under the Revolving Credit Facility from $120 million to $240 million. In April 2014, we modified the terms of the Revolving Credit Facility and increased the aggregate maximum principal amount available for borrowing under the Revolving Credit Facility from $240 million to $275 million. The Revolving Credit Facility has sizing requirements that govern the total amount that we may borrow at any given time based on the purchase price of our collateral and a metric of debt service coverage. As of June 30, 2014, our total availability was approximately $212.9 million, which is expected to be reduced to approximately $191.0 million in December 2014, unless additional properties are added as collateral, as a result of the sizing metrics resetting to new ratios at year-end.

In May 2014, we received $15 million of additional borrowings in the form of an unsecured bridge loan financing that matures on August 18, 2014 and bears interest at LIBOR plus 8% per annum. In August 2014, we repaid the approximate $15 million unsecured bridge loan financing.

We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes. See “Uses of Liquidity and Capital Resources – Distributions” below for additional information related to the payment of distributions with other sources for GAAP purposes. In many cases, we have pledged our assets in connection with our borrowings and intend to encumber assets in connection with additional borrowings. The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis. As of June 30, 2014 and December 31, 2013, we had an aggregate debt leverage ratio of approximately 56.6% and 52.9%, respectively, of the aggregate carrying value of our assets.

See Note 10. “Indebtedness” for additional information on our borrowings, including a schedule of future principal payments and maturity dates.

Contributions from Redeemable Noncontrolling Interests

During the six months ended June 30, 2014, our co-venture partner made cash capital contributions aggregating to approximately $0.6 million. In accordance with the terms of our joint venture agreement relating to the Watercrest at Katy development property, these amounts will be or have been used to fund part of the land acquisition and initial development costs of the development projects. Refer to Note 13, “Equity,” for additional information.

Distributions from Unconsolidated Entities

As of June 30, 2014, we had investments in six properties through two unconsolidated entities. We are entitled to receive quarterly preferred cash distributions from the Windsor Manor joint venture and distributions on a pro rata basis from the Montecito joint venture to the extent there is cash available to distribute. These distributions are generally received within 45 days after each quarter end.

For the six months ended June 30, 2014, we received approximately $1.0 million of operating distributions from our investments in two unconsolidated entities. Similarly, for the six months ended June 30, 2013, we received approximately $1.7 million of operating distributions from our investments in three unconsolidated entities. See “Off-Balance Sheet Arrangements” below for additional information related to additional capital distributions from the Windsor Manor joint venture of approximately $2.2 million, which resulted from excess proceeds from refinancing the joint venture’s debt that were receivable as of June 30, 2014 and received in July 2014.

Net Cash Provided by Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties, which primarily is rental income from operating leases, resident fees and services, tenant reimbursement income and interest income less the property operating expenses and property management fees from managed properties. We experienced positive cash flow from operating activities for the six months ended June 30, 2014 and 2013 of approximately $11.3 million and $3.2 million, respectively.

The difference in cash flows from operating activities for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily the result of the following:

•	an increase in total revenues and NOI for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily as the result of having 73 consolidated properties in 2014 as compared with 24 consolidated properties in 2013;

•	approximately $2.9 million in asset management fees that were foregone by our Advisor under the Advisor Expense Support Agreement for the six months ended June 30, 2014 (discussed below), whereas only approximately $0.5 million were foregone during the six months ended June 30, 2013;

•	offset by lower distributions from our unconsolidated entities for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily as the result of having three unconsolidated entities in 2013 as compared with having two unconsolidated entities in 2014 given the sale of our interest in the CHTSunIV joint venture in July 2013; and

•	offset by an increase in acquisition fees and expenses during the six months ended June 30, 2014, in which we acquired 16 consolidated operating properties during the period and built a pipeline of acquisitions for Q3 2014, compared with the six months ended June 30, 2013, in which we purchased seven consolidated operating properties. The acquisition fees and expenses were funded from proceeds of our Offering or debt proceeds and are treated as an operating activity in accordance with GAAP.

As we continue to acquire additional properties we expect that cash flows provided by operating activities will continue to grow.

Expense Support Agreements

As discussed above, during the six months ended June 30, 2014, our cash from operating activities was positively impacted by the Expense Support Agreements, which we entered into with our Advisor and Property Manager commencing on April 1, 2013 and July 1, 2013, respectively, and extended through December 31, 2014. Pursuant to the Expense Support Agreements, our Advisor and Property Manager have agreed to forgo the payment of fees in cash and accept restricted forfeitable stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) our aggregate modified funds from operations (as defined in the Expense Support Agreements). The expense support amount is determined for each calendar quarter, on a non-cumulative basis, on each quarter-end date. The Property Manager expense support amount is determined for each calendar quarter, on a non-cumulative basis, after the calculation of the Advisor Expense Support Amount pursuant to the Property Manager Expense Support Agreement on each quarter-end date. For the quarter and six months ended June 30, 2014, our Advisor had forgone approximately $2.0 million and $2.9 million, respectively, in asset management fees under the terms of the Advisor Expense Support Agreement. For both the quarter and six months ended June 30, 2013, our Advisor had forgone a total of $0.5 million in asset management fees under the terms of the Advisor Expense Support Agreement. There were no amounts forgone under the Property Manager expense support agreement through June 30, 2014.

Refer to Note 11, “Related Party Arrangements,” for additional information.

Uses of Liquidity and Capital Resources

Acquisitions

During the six months ended June 30, 2014 and 2013, we acquired sixteen and seven consolidated operating properties for an aggregate purchase price of approximately $388.2 million and $69.5 million, respectively. The acquired operating properties were spread across our targeted asset classes and located in five and two different states, respectively, which allowed us to expand both the variety of our asset classes and the geographical diversification of our healthcare investment portfolio. In addition, the operating properties acquired during the six months ended June 30, 2014 increased our total units by 1,303. There were no unit additions for the six months ended June 30, 2013. Furthermore, during the six months ended June 30, 2014 and 2013, our total leasable square footage increased by approximately 0.3 million and 0.3 million, respectively. We expect to continuously expand our healthcare investment portfolio in the near term through continued acquisitions.

Development Properties

In February 2014, we acquired a tract of land for our Wellmore of Tega Cay development with a total development budget of approximately $35.6 million and a construction loan of $26.3 million. During the six months ended June 30, 2014, we funded approximately $7.4 million for the land purchase and initial development costs. We further expect to fund the remaining difference between the development budget and the construction loan with proceeds from our Offering.

In June 2014, we, through our consolidated joint venture, acquired a tract of land for our Watercrest at Katy development with a total development budget of approximately $38.2 million and a construction loan of $26.7 million. During the six months ended June 30, 2014, we funded approximately $4.9 million for the land purchase and initial development costs. We further expect to fund the remaining difference between the development budget and the construction loan with proceeds from our Offering.

In total, in connection with our various senior housing developments, we funded approximately $22.1 million and $6.4 million in development costs during the six months ended June 30, 2014 and 2013, respectively. Pursuant to the development agreements for the other active senior housing communities under development as of June 30, 2014, we expect to fund approximately $75.7 million of additional development and other costs. We expect to fund the remaining development and other costs primarily from construction loans on each development or with proceeds from our Offering. Our Advisor continues to evaluate additional senior housing development opportunities.

During the six months ended June 30, 2014, we made distributions of approximately $2.0 million to a third-party developer, who is a holder of promoted interest related to our HarborChase of Villages Crossing, which has been recorded as a reduction to capital in excess of par value in the accompanying condensed consolidated statement of stockholders’ equity and redeemable noncontrolling interest. No such payments were made during the six months ended June 30, 2013.

Debt Repayments

During the six months ended June 30, 2014, we paid approximately $4.0 million of scheduled repayments. During the six months ended June 30, 2013, we had total repayments of $115.9 million, which was comprised of the early repayment of $40.0 million on the CHTSunIV mezzanine loan, total repayments of $75.0 on the Primrose II Bridge loan, and approximately $0.9 million of scheduled repayments. As part of the repayment of the CHTSunIV mezzanine loan, we paid an exit fee of $0.8 million upon extinguishment and expensed an additional $0.2 million in unamortized loan costs as a result of our CHTSunIV mezzanine loan being repaid in full prior to its maturity date.

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

During the six months ended June 30, 2014 and 2013, we paid approximately $19.9 million and $18.5 million, respectively, of stock issuance and offering costs.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. Until we have sufficient cash flow from operating activities or funds from operations, we have decided and may continue to make stock distributions or to fund all or a portion of the payment of distributions from other sources; such as from cash flows generated by financing activities, a component of which includes our borrowings and the proceeds of our Offering.

On December 6, 2013, our board of directors determined to increase the amount of monthly cash distributions to $0.0338 per share (from $0.0333 per share) and together with monthly stock distributions of 0.0025 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month. The change allows us to maintain our historical distribution rate of 4% cash and 3% stock on each outstanding share of our common stock based on our current public offering price of $10.14. The increase in distributions took effect for stockholders of record on January 1, 2014 and will remain in effect until our board of directors determines otherwise. We may increase the proportion of distributions paid in cash as our asset base grows and our cash flows increase.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for the six months ended June 30, 2014 and 2013 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at $10.14 offering price)	Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by Operating Activities (3)
2014 Quarters
First	$0.1014	$6,147	$3,349	$2,798	455	$4,614	$10,761	$6,277
Second	0.1014	7,145	3,916	3,229	529	5,368	12,513	5,035

Total	$0.2028	$13,292	$7,265	$6,027	984	$9,982	$23,274	$11,312

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at $10.00 offering price)	Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by Operating Activities (3)
2013 Quarters
First	$0.09999	$2,099	$1,112	$987	157	$1,574	$3,673	$212
Second	0.09999	2,878	1,544	1,334	216	2,159	5,037	2,964

Total	$0.19998	$4,977	$2,656	$2,321	373	$3,733	$8,710	$3,176

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)	Our net loss was approximately $24.8 million and $6.6 million and total distributions declared were approximately $23.3 million and $8.7 million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, approximately 51% and 64%, respectively, of total distributions declared to stockholders were considered to be funded with other sources (i.e., Offering proceeds) and 49% and 36%, respectively, were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.
For the six months ended June 30, 2014, 25.4% of distributions were considered taxable for federal income tax purposes and 74.6% were considered a return of capital. For the six months ended June 30, 2013, 100% of distributions were considered a return of capital. No amounts distributed to stockholders for the six months ended June 30, 2014 and 2013 were required to be or have been treated by the Company as a taxable for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.
(3)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offering as opposed to operating cash flows. For the six months ended June 30, 2014 and 2013, we expensed approximately $12.0 million and $2.9 million in acquisition fees and expenses, respectively, which were paid from the proceeds of our Offering. Additionally, the board of directors also uses other measures such as FFO in order to evaluate the level of distributions.

Common Stock Redemptions

We have adopted a share redemption plan that allows our stockholders who hold shares for at least one year to request that we redeem between 25% and 100% of their shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•	If we elect to redeem shares, some or all of the proceeds from the sale of shares under our distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, we may use the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes;

•	No more than 5% of the weighted average number of shares of our common stock outstanding during such 12-month period may be redeemed during such 12-month period; and

•	Redemption pricing shall not exceed an amount equal to the lesser of (i) the then-current public offering price for our shares of common stock (other than the price at which the shares are sold under our Reinvestment Plan); and (ii) the purchaser price paid by the stockholder.

Our board of directors has the ability, in their sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in our best interest.

During the six months ended June 30, 2014, we received requests for the redemption of common stock totaling approximately $0.9 million, of which $0.7 million was paid in July 2014. Similarly, during the six months ended June 30, 2013, we received requests for the redemption of common stock totaling approximately $0.4 million, of which approximately $0.2 million was paid in July 2013.

The following tables present a summary of requests received and shares redeemed pursuant to our stock redemption plan during the quarters and six months ended June 30, 2014 and 2013:

2014 Quarters	First	Second	Total
Redemptions Requested	28,343	75,313	103,656
Shares Redeemed	(28,343)	(75,313)	(103,656)

Pending redemption requests	—	—	—

Average Price paid per share	9.13	9.13	9.13

2013 Quarters	First	Second	Total
Redemptions Requested	23,565	22,692	46,257
Shares Redeemed	(23,565)	(22,692)	(46,257)

Pending redemption requests	—	—	—

Average Price paid per share	9.30	9.02	9.16

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, we owned 74 real estate investment properties and our portfolio consisted of 3,725 units operated under management agreements with third-party operators and approximately 2.2 million leasable square feet that was 95.6% leased to third-party tenants.

In understanding our operating results in the accompanying consolidated financial statements, it is important to understand how the growth in our assets has impacted our results. The chart below illustrates our net losses and property-level NOI for the quarter and six months ended June 30, 2014 and 2013 (in thousands), and the amount invested in properties as of June 30, 2014 and 2013 (in thousands):

	Quarters ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total revenues	$42,464	$8,609	$75,739	$16,411
Less:
Property operating expenses	22,567	3,331	38,987	6,548
Property management fees	2,124	485	3,760	941

NOI	17,773	4,793	32,992	8,922
Less:
General and administrative expenses	1,935	1,568	3,692	2,677
Acquisition fees and expenses	4,792	2,366	11,997	2,944
Asset management fees	1,049	598	2,819	1,587
Depreciation and amortization	14,699	2,563	26,561	4,882
Contingent purchase price consideration adjustment	(1,321)	—	(1,321)	—
Other expenses, net of other income	8,920	497	14,098	3,453
Income tax expense (benefit)	2	31	(28)	18

Net loss	$(12,303)	$(2,830)	$(24,826)	$(6,639)

Invested in operating properties, end of period	1,286,331	311,655	1,286,331	311,655

We anticipate using our cash on hand as of June 30, 2014, additional borrowings as well as additional net offering proceeds received subsequent to year-end through the close of our Offering to invest in additional properties. As such, we anticipate additional operating income will be generated in subsequent periods due to further investment of Offering proceeds.

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

Quarter and six months ended June 30, 2014 as compared to the quarter and six months ended June 30, 2013

Rental Income from Operating Leases. Rental income from operating leases was approximately $10.4 million and $20.1 million for the quarter and six months ended June 30, 2014, respectively, as compared to $4.1 million and $7.6 million for the quarter and six months ended June 30, 2013, respectively. The increase in rental income from operating leases resulted from our acquisition of 17 medical office buildings and two acute care hospitals subsequent to June 30, 2013 as well as the medical office building and six skilled nursing facilities acquired during the quarter ended June 30, 2013 being owned for the entire six months ended June 30, 2014. We expect this revenue stream to increase as these investments are held in future periods, our value-add and developed properties stabilize and we acquire additional properties with operating leases.

Resident Fees and Services. Resident fees and services income was approximately $30.5 million and $52.5 million for the quarter and six months ended June 30, 2014, respectively, as compared to approximately $4.5 million and $8.8 million for the quarter and six months ended June 30, 2013, respectively. The increase in resident fees and services is a result of the 30 managed senior housing communities acquired subsequent to June 30, 2013. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional managed senior housing communities.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $1.4 and $2.8 million for the quarter and six months ended June 30, 2014. Tenant reimbursement income was approximately $0.01 million for both the quarter and six months ended June 30, 2013. This amount is comprised of common area maintenance (“CAM”) revenue and the increase resulted from our acquisition of 17 medical office buildings and two acute care hospitals subsequent to June 30, 2013 as well as the medical office building acquired during the quarter ended June 30, 2013 being owned for the entire six months ended June 30, 2014. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with modified operating leases.

Interest Income on Note Receivable from Related Party. Interest income on note receivable from related party was approximately $0.2 million and $0.4 million for the quarter and six months ended June 30, 2014. Interest income on note receivable from related party was approximately three thousand dollars for both the quarter and six months ended June 30, 2013. This amount is comprised of interest income on the outstanding amounts of the ADC loan made to Crosland Southeast for the HCA Rutland development beginning in June 2013. The ADC loan is scheduled to mature in December 2014 as the six month extension option held by the borrower was exercised in June 2014.

Property Operating Expenses. Property operating expenses were approximately $22.6 million and $39.0 million for the quarter and six months ended June 30, 2014, respectively, compared to approximately $3.3 million and $6.5 million for the quarter and six months ended June 30, 2013, respectively. This increase is a result of our acquisition of 30 managed senior housing communities, 17 medical office buildings and two acute care hospitals subsequent to June 30, 2013 as well as the medical office building and six skilled nursing facilities acquired during the quarter ended June 30, 2013 being owned for the entire six months ended June 30, 2014. We expect property operating expenses to increase as these investments are held in future periods, our value-add and developed properties stabilize and we acquire additional managed properties.

General and Administrative. General and administrative expenses for the quarter and six months ended June 30, 2014 were approximately $1.9 million and $3.7 million, respectively, as compared to approximately $1.6 million and $2.7 million for the quarter and six months ended June 30, 2013, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of director fees and will continue to grow as our asset base increases. The increase in general and administrative expense was primarily attributed to increased costs as a result of the growth of our portfolio. Specifically, we incurred increased personnel expenses reimbursable to the Advisor due to increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting. We expect increases in general and administrative expenses in the future as we purchase additional real estate properties and the properties acquired as of June 30, 2014 are operational for a full period.

Acquisition Fees and Expenses. Acquisition fees and expenses for the quarter and six months ended June 30, 2014 were approximately $6.2 million $14.6 million, respectively, of which approximately $1.4 million and $2.6 million, respectively, were capitalized as real estate under development in 2014. We incurred approximately $2.6 million and $3.4 million for the quarter and six months ended June 30, 2013, respectively, of which approximately $0.2 million and $0.5 million, respectively, were capitalized as investment in unconsolidated entities. The increase in acquisition fees and expenses resulted from the acquisition of six and sixteen operating properties, respectively, during the six months ended June 30, 2014 as compared with the acquisition of seven for both the quarter and six months ended June 30, 2013. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate or real estate-related assets.

Asset Management Fees. We incurred approximately $3.1 million and $5.8 million in asset management fees payable to our Advisor during the quarter and six months ended June 30, 2014, respectively, as compared to approximately $1.1 million and $2.1 million for the quarter and six months ended June 30, 2013, respectively. For the quarter and six months ended June 30, 2014, approximately $2.0 million and $2.9 million, respectively, in asset management fees were forgone in accordance with the terms of the Expense Support Agreements and approximately $0.07 million and $0.1 million, respectively, were capitalized as real estate under development. As described in Note 11, “Related Party Arrangements,” during the quarter and six months ended June 30, 2014, asset management fees were reduced by $2.0 million and $2.9 million, respectively, because the shares of restricted stock, which will be accepted by the Advisor as payment for asset management services rendered, were valued at zero— the lowest possible value estimated at vesting since the vesting criteria had not been met. For the quarter and six months ended June 30, 2013, approximately $0.5 million in asset management fees were forgone and settled with issuance of restricted stock in accordance with the Expense Support Agreements. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments. We expect increases in asset management fees in the future as we purchase additional real estate or real estate-related assets and the properties owned as of June 30, 2014 are operational for a full period; however, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Property Management Fees. We incurred approximately $2.3 million and $4.1 million in property management fees for the quarter and six months ended June 30, 2014, respectively, and approximately $0.5 million and $0.9 million for the quarter and six months ended June 30, 2013, respectively. For the quarter and six months ended June 30, 2014, approximately $0.2 million and $0.3 million, respectively, were capitalized as real estate under development. Property management fees generally range from 2% to 5% of property revenues for leased properties depending on the type of property and are paid to third-party managers. However, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party. Overall property management fees increased as a result of the increases in rental income from operating leases and resident fees and services from acquisitions subsequent to June 30, 2013 as well as the properties acquired during the quarter ended June 30, 2013 being owned for the entire six months ended June 30, 2014. Although we expect total property management fees will increase during 2014, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Contingent purchase price consideration adjustment. During the quarter and six months ended June 30, 2014, based on lower than expected occupancy and revised projections of future net operating income, we determined the fair value of our Capital Health Yield Guaranty to be approximately $3.5 million as of June 30, 2014 as compared with approximately $2.2 million as of December 31, 2013. As a result, we have reflected our revised fair value estimate by approximately $1.3 million as a reduction to our operating loss in the accompanying consolidated statements of operations for both the quarter and six months ended June 30, 2014. There was no such contingent purchase price consideration adjustment for the quarter and six months ended June 30, 2013.

Depreciation and Amortization. Depreciation and amortization expenses for the quarter and six months ended June 30, 2014 were approximately $14.7 million and $26.6 million, respectively, and approximately $2.6 million and $4.9 million for the quarter and six months ended June 30, 2013, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The increase in depreciation and amortization expense across periods resulted from our acquisition of 30 managed senior housing communities, 17 medical office buildings and two acute care hospitals subsequent to June 30, 2013 as well as the medical office building and six skilled nursing facilities acquired during the quarter ended June 30, 2013 being owned for the entire six months ended June 30, 2014. We expect depreciation and amortization expense to increase as these investments are held in future periods and we acquire additional properties.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the quarter and six months ended June 30, 2014 were approximately $7.7 million and $13.6 million, respectively, of which $0.1 million and $0.5 million, respectively, was capitalized as development costs relating to our real estate under development. Interest expense and loan cost amortization for the quarter and six months ended June 30, 2013 was approximately $1.8 million and $5.2 million, respectively, of which approximately $0.1 million and $0.3 million, respectively, were capitalized as development costs relating to our real estate under development. Approximately $5.3 million and $7.1 million of the increase for the quarter and six months ended June 30, 2014, respectively, was primarily the result of an increase in our average debt outstanding to approximately $734.0 million and $673.3 million, respectively, as compared with approximately $151.9 million and $181.5 million, respectively, for the quarter and six months ended June 30, 2013. In addition, during the quarter and six months ended June 30, 2014, we incurred approximately $0.6 million and $1.0 million, respectively, in additional loan costs amortization relating to debt obtained subsequent to June 30, 2013, as well as approximately $0.05 million and $0.1 million, respectively, relating to debt obtained on properties acquired during the six months ended June 30, 2013. The increase across the six month periods was partially offset by a write-off of approximately $0.2 million as a loss on the early extinguishment of debt and the payment of an exit fee of approximately $0.8 million upon extinguishment of the CHTSunIV mezzanine loan prior to its maturity date during the six months ended June 30, 2013.

Equity in Earnings (Loss) of Unconsolidated Entities. Our unconsolidated entities generated losses of approximately $1.4 million and $1.0 million for the quarter and six months ended June 30, 2014, respectively, relating to our investments in the Windsor Manor and Montecito joint ventures, as compared to earnings of approximately $1.2 million and $1.5 million for the quarter and six months ended June 30, 2013 relating to our investments in the CHTSunIV, Windsor Manor and Montecito joint ventures. Equity in earnings (loss) from unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences. The change in equity in earnings (loss) of unconsolidated entities was impacted by the sale of our interest in CHTSunIV in July 2013.

Income Tax Benefit (Expense). During the quarter and six months ended June 30, 2014, we recognized state and federal income tax benefit (expense) related to our properties of approximately three thousand dollars and $0.03 million, respectively, as compared to approximately ($0.03) million and ($0.02) million during the quarter and six months ended June 30, 2013, respectively.

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

We define FFO, a non-GAAP measure, consistent with the standards approved by the Board of Governors of NAREIT. NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, real estate asset impairment write-downs, plus depreciation and amortization of real estate-related assets, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value of the property. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. However, FFO and modified funds from operations (“MFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss in its applicability in evaluating operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust its calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(12,303)	$(2,830)	$(24,826)	$(6,639)
Adjustments:
Depreciation and amortization	14,699	2,563	26,561	4,882
FFO adjustments from unconsolidated entities (6)	1,859	1,197	2,020	2,245

Total funds from operations	4,255	930	3,755	488
Acquisition fees and expenses (1)	4,792	2,366	11,997	2,944
Straight-line adjustments for leases (2)	(650)	(419)	(1,271)	(836)
Amortization of above/below market intangible assets and liabilities (3)	64	—	117	—
Loss on extinguishment of debt (4)	—	—	—	244
Adjustments relating to contingent purchase price obligations (5)	(1,321)	—	(1,321)	—
MFFO adjustments from unconsolidated entities (6)	19	—	33	322

Modified funds from operations	$7,159	$2,877	$13,310	$3,162

Weighted average number of shares of common stock outstanding (basic and diluted) (7)	72,858	32,486	67,979	28,432

Net loss per share (basic and diluted)	$(0.17)	$(0.09)	$(0.37)	$(0.23)

FFO per share (basic and diluted)	$0.06	$0.03	$0.06	$0.02

MFFO per share (basic and diluted)	$0.10	$0.09	$0.20	$0.11

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses for business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(3)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(5)	Management believes that the elimination of the adjustments relating to contingent purchase price obligations included in operating income (expense) for GAAP purposes is appropriate because the adjustment is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(6)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
(7)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Off-Balance Sheet Arrangements

In June 2014, our Windsor Manor joint venture refinanced approximately $18 million of its then-current outstanding debt related to five senior housing communities in Iowa of which approximately $11.6 million related to a bridge loan maturing on June 30, 2014 and the approximate $6.4 million remaining related to the extinguishment of joint venture’s other mortgage loans prior to the scheduled expirations. In connection therewith, the joint venture paid an exit fee of approximately $0.5 million upon extinguishment of the mortgage loans. The new loan includes a five year term with monthly principal and interest payments based upon a 25-year amortization and a variable interest rate equal to LIBOR plus 3.5%. In addition, in connection with the refinancing, our Windsor Manor joint venture received aggregate proceeds of $22 million of which approximately $0.4 million were used to pay loan costs associated with the refinancing and the remaining $3.6 million were available for capital distribution to the members. As of June 30, 2014, our Windsor Manor joint venture declared capital distributions of $2.2 million and $1.4 million, respectively, to us and our joint venture partner as a return of capital. These capital distributions are to be paid to the respective members in July 2014.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of June 30, 2014:

	Payments Due by Period
	2014	2015-2016	2017-2018	Thereafter	Total
2013
Mortgage and other notes payable (principal and interest)	$30,522	$129,672	$335,554	$253,127	$748,875
Revolving Credit Facility (principal and interest)	3,453	222,125	—	—	225,578
Development contracts on development properties (1)	48,279	27,414	—	—	75,693
Ground and air rights leases (2)	96	391	403	21,052	21,942

	$82,350	$379,602	$335,957	$274,179	$1,072,088

FOOTNOTES:

(1)	The amounts presented above represent accrued development costs as of June 30, 2014 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs. The amounts include approximately $71.9 million of contractual obligations with third-party developers and approximately $3.8 million of additional expected development costs that have been included in the respective development budgets.
(2)	Ground and air rights leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2053 to 2082.

Critical Accounting Policies and Estimates

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Item 1. “Financial Information” for a summary of the impact of recent accounting pronouncements.

Subsequent Events

See Item 1. “Financial Information” for a listing of subsequent events.

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

The following is a schedule as of June 30, 2014, of our variable rate debt maturities for the remainder of 2014 and each of the next four years, and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt	$4,100	$8,557	$8,917	$9,319	$203,230	$143,468	$377,591	$370,000	(1)

Weighted average interest rate on fixed debt	4.26%	4.26%	4.26%	4.26%	4.30%	4.21%	4.26%

Variable rate debt	$15,872	$4,032	$277,427	$18,943	$70,301	$45,873	$432,448	$423,800

Average interest rate on variable rate debt	Libor + 3.07%	Libor + 2.84%	Libor + 2.85%	Libor + 2.90%	Libor + 2.86%	Libor + 3.25%	Libor + 2.93%

FOOTNOTES:

(1)	The estimated fair value of our fixed rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2014. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a one-percentage point increase in LIBOR in 2014 compared to LIBOR rates as of June 30, 2014 would result in additional interest expense on our variable rate debt of approximately $4.3 million for the year ending December 31, 2014. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels or any offsetting gains on interest rate swap contracts.

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

Except as set forth below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Development and stabilizing properties are expected to initially generate limited cash flows.

We have increased the level of our investment in new ground-up development and value-add or stabilizing properties. During the construction and lease-phase, these types of investments are expected to initially generate limited cash flows, FFO and MFFO and may result in near term downward pressure on our net asset valuation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Secondary Sales of Registered Shares between Investors

We are not aware of any transfers of shares by investors for the six months ended June 30, 2014 and we are not aware of any other trades of our shares, other than previous purchases made in our public offerings and redemptions of shares by us. In July 2014, we became aware of transfers of 1,039 shares by investors. The shares were transferred at a sales price of $8.57 per share.

Use of Proceeds from Registered Securities

On June 27, 2011, our Registration Statement (File No. 333-168129), covering a public offering of up to 300,000,000 shares of common stock, was declared effective by the SEC, and our Offering commenced and is ongoing. The use of proceeds from our Offering was as follows as of June 30, 2014 (in thousands, except shares):

	Total	Payments to Affiliates (2)	Payments to Others
Shares registered	300,000,000
Aggregate price of offering amount registered	$3,000,000
Shares sold (1)	73,957,635

Aggregate amount sold	$741,429
Offering expenses (3)	(86,505)	$(53,152)	$(33,353)

Net offering proceeds to the issuer	654,924
Proceeds from borrowings, net of loan costs	908,944

Total net offering proceeds and borrowings	1,563,868
Purchases of real estate and development costs	(1,288,494)	—	(1,288,274)
Repayment of borrowings	(128,710)	—	(128,710)
Payment of acquisition fees and expenses	(46,852)	(29,133)	(17,719)
Investments in unconsolidated entities	(15,947)	—	(15,947)
Deposits on real estate	(6,266)	—	(6,266)
Issuance of note receivable to related party	(5,651)	(5,651)	—
Payment of distributions	(3,431)	(15)	(3,416)
Operating expenses (4)	(1,801)	(1,466)	(335)
Payment of lender deposits	(1,297)	—	(1,297)
Redemption of common stock	(375)	—	(375)
Payment of leasing costs	(271)	—	(271)

Unused proceeds from Offering and borrowings	$64,773

FOOTNOTES:

(1)	Excludes 22,222 unregistered shares of our common stock sold to the Advisor in June 2010 and approximately 2.3 million shares issued as stock distributions as of June 30, 2014.
(2)	Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer.
(3)	Excludes dividend reinvestment proceeds of approximately $16.6 million.
(4)	Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the Managing Dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in payments to others for purposes of this table.
(5)	Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering and borrowings. The amounts presented above represent the net proceeds used for such purposes as of June 30, 2014.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from the Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay distributions and operating expenses from our net proceeds from our Offering.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between April 1, 2014 and June 30, 2014 (in thousands except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publically announced plan	Maximum number of shares that may yet be purchased under the plan (1)
April 1, 2014 through April 30, 2014	—	—	—	1,165,093
May 1, 2014 through May 31, 2014	—	—	—	1,249,733
June 1, 2014 through June 30, 2014	103,656	$9.13	103,656	1,274,809

Total	103,656	$9.13	103,656

FOOTNOTE:

(1)	This represents the maximum number of shares which can be redeemed under the redemption plan is subject to a five percent limitation in a rolling 12-month period as described above. However, we are not obligated to redeem such amounts and this does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use the full amount of the proceeds from the sale of shares under our Reinvestment Plan attributable to any month to redeem shares presented for redemption during such month. Any amount of Offering proceeds which is available for redemptions but which is unused may be carried over to the next succeeding calendar quarter for use in addition to the amount of Offering proceeds and Reinvestment Plan proceeds that would otherwise be available for redemptions.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 2014.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.