Form 10-Q
period 2014-09-30
CNL Healthcare Properties, Inc.
filed 2014-11-13
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock of the registrant outstanding as of November 3, 2014 was 100,038,382.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

INDEX

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Real estate assets:
Real estate investment properties, net (including VIEs $111,838 and $72,053, respectively)	$1,361,777	$848,791
Real estate under development, including land (including VIEs $29,720 and $16,210, respectively)	29,720	17,409

Total real estate assets, net	1,391,497	866,200
Intangibles, net (including VIEs $11,166 and $4,535, respectively)	105,122	52,400
Cash (including VIEs $7,314 and $727, respectively)	83,483	44,209
Loan costs, net (including VIEs $1,869 and $912, respectively)	11,232	7,919
Other assets (including VIEs $314 and $21, respectively)	9,522	6,445
Investments in unconsolidated entities	7,627	18,438
Restricted cash (including VIEs $459 and $257, respectively)	6,379	2,839
Deferred rent (including VIEs $247 and $104, respectively)	4,725	2,782
Deposits	3,533	8,892
Note receivable from related party	—	3,949

Total assets	$1,623,120	$1,014,073

LIABILITIES AND EQUITY
Liabilities:
Mortgage and other notes payable, net (including VIEs $84,560 and $52,596 respectively)	$699,591	$438,107
Revolving credit facility	180,615	98,500
Other liabilities (including VIEs $1,581 and $939, respectively)	19,964	7,243
Accounts payable and accrued expenses (including VIEs $829 and $309, respectively)	17,363	7,887
Accrued development costs (including VIEs $4,683 and $7,047, respectively)	4,683	7,047
Due to related parties (including VIEs $643 and $112, respectively)	2,654	3,308

Total liabilities	924,870	562,092

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	568	—

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	—	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 94,122 and 58,308 shares issued, and 93,799 and 58,218 shares outstanding, respectively	938	582
Capital in excess of par value	805,264	500,361
Accumulated loss	(67,610)	(30,580)
Accumulated distributions	(39,100)	(17,423)
Accumulated other comprehensive loss	(1,810)	(959)

Total stockholders’ equity	697,682	451,981

Total liabilities and equity	$1,623,120	$1,014,073

The abbreviation VIEs above mean variable interest entities

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$13,393	$7,251	$33,478	$14,803
Resident fees and services	34,162	6,537	86,636	15,382
Tenant reimbursement income	1,957	950	4,787	960
Interest income on note receivable from related party	148	34	498	38

Total revenues	49,660	14,772	125,399	31,183

Expenses:
Property operating expenses	25,716	5,501	64,703	12,049
General and administrative	1,997	1,158	5,689	3,835
Acquisition fees and expenses	3,729	6,694	15,726	9,638
Asset management fees	2,753	1,208	5,572	2,795
Property management fees	2,358	682	6,118	1,623
Contingent purchase price consideration adjustment	1,800	—	479	—
Depreciation and amortization	17,550	4,566	44,111	9,448

Total expenses	55,903	19,809	142,398	39,388

Operating loss	(6,243)	(5,037)	(16,999)	(8,205)

Other income (expense):
Interest and other income	7	53	27	55
Interest expense and loan cost amortization	(8,549)	(2,091)	(21,654)	(7,006)
Equity in earnings (loss) of unconsolidated entities	(180)	284	(1,193)	1,744
Gain on sale of investment in unconsolidated entity	—	4,486	—	4,486
Gain on purchase of controlling interest of investment in unconsolidated entity	2,798	—	2,798

Total other expense	(5,924)	2,732	(20,022)	(721)

Loss before income taxes	(12,167)	(2,305)	(37,021)	(8,926)
Income tax expense	(37)	—	(9)	(18)

Net loss	$(12,204)	$(2,305)	$(37,030)	$(8,944)

Less: Net loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to common stockholders	(12,204)	(2,305)	(37,030)	(8,944)

Net loss per share of common stock (basic and diluted)	$(0.14)	$(0.05)	$(0.50)	$(0.26)

Weighted average number of shares of common stock outstanding (basic and diluted)	85,649	44,436	74,348	34,235

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(12,204)	$(2,305)	$(37,030)	$(8,944)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	224	(1,230)	(872)	(1,230)
Unrealized gain (loss) on derivative financial instruments of equity method investments	(2)	(69)	21	62

Total other comprehensive income (loss)	222	(1,299)	(851)	(1,168)

Comprehensive loss	$(11,982)	$(3,604)	$(37,881)	$(10,112)

Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—

Comprehensive loss attributable to common stockholders	$(11,982)	$(3,604)	$(37,881)	$(10,112)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Nine Months Ended September 30, 2014 (Unaudited) and the Year Ended December 31, 2013

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’
	Interests	of Shares	Value	Par Value	Loss	Distributions	Income (Loss)	Equity
Balance at December 31, 2012	$—	18,446	$184	$156,200	$(12,480)	$(3,253)	$—	$140,651
Subscriptions received for common stock through public offering and reinvestment plan	—	38,798	388	386,975	—	—	—	387,363
Stock distributions	—	1,063	11	(11)	—	—	—	—
Redemptions of common stock	—	(89)	(1)	(826)	—	—	—	(827)
Stock issuance and offering costs	—	—	—	(41,977)	—	—	—	(41,977)
Net loss	—	—	—	—	(18,100)	—	—	(18,100)
Other comprehensive loss	—	—	—	—	—	—	(959)	(959)
Cash distributions declared and paid or reinvested ($0.39996 per share)	—	—	—	—	—	(14,170)	—	(14,170)

Balance at December 31, 2013	—	58,218	582	500,361	(30,580)	(17,423)	(959)	451,981
Subscriptions received for common stock through public offering and reinvestment plan	—	34,209	342	345,512	—	—	—	345,854
Stock distributions	—	1,605	16	(16)	—	—	—	—
Redemptions of common stock	—	(233)	(2)	(2,122)	—	—	—	(2,124)
Stock issuance and offering costs	—	—	—	(36,471)	—	—	—	(36,471)
Cash distributions declared and paid or reinvested ($0.3042 per share)	—	—	—	—	—	(21,677)	—	(21,677)
Distribution to holder of promoted interest	—	—	—	(2,000)	—	—	—	(2,000)
Net loss	—	—	—	—	(37,030)	—	—	(37,030)
Other comprehensive loss	—	—	—	—	—	—	(851)	(851)
Contribution from redeemable noncontrolling interests	568	—	—	—	—	—	—	—

Balance at September 30, 2014	$568	93,799	$938	$805,264	$(67,610)	$(39,100)	$(1,810)	$697,682

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net cash flows provided by operating activities	$18,673	$3,282

Investing activities:
Acquisition of properties	(524,654)	(311,437)
Development of properties	(32,893)	(16,169)
Issuance of note receivable to related party	(2,065)	(2,647)
Collection of note receivable from related party	5,591	—
Distribution from unconsolidated entities	2,206	—
Purchase of controlling interest in unconsolidated entity	(1,584)	—
Investment in unconsolidated entities	(220)	(12,175)
Proceeds from sale of unconsolidated entity	—	61,761
Changes in restricted cash	(3,539)	(1,237)
Capital expenditures	(2,570)	(180)
Payment of tenant improvements	(797)	—
Payment of leasing costs	(324)	(12)
Deposits on real estate	(2,950)	(14,070)

Net cash used in investing activities	(563,799)	(296,166)

Financing activities:
Subscriptions received for common stock through public offering	333,960	283,893
Payment of stock issuance and offering costs	(36,575)	(30,607)
Distributions to stockholders, net of distribution reinvestments	(9,782)	(4,209)
Distribution to holder of promoted interest	(2,000)	—
Contribution from redeemable noncontrolling interest	568	—
Redemptions of common stock	(1,068)	(424)
Draws under revolving credit facility	112,115	—
Repayment on revolving credit facility	(30,000)	—
Proceeds from mortgage and other notes payable	245,587	197,580
Principal payments on mortgage and other notes payable	(24,096)	(116,566)
Lender deposits	(335)	(5,261)
Payment of loan costs	(3,974)	(4,302)

Net cash flows provided by financing activities	584,400	320,104

Net increase in cash	39,274	27,220
Cash at beginning of period	44,209	18,262

Cash at end of period	$83,483	$45,482

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$650	$837

Accrued development costs	$4,683	$3,070

Redemptions payable	$1,178	$282

Contingent purchase price consideration	$—	$507

Unrealized loss on derivative financial instruments, net	$1,798	$1,168

Assumption of mortgage note payable on acquisition of property	$27,657	$—

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

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

On June 27, 2011, the Company commenced its initial public offering of up to $3.0 billion of common stock (the “Offering”), including shares being offered from its distribution reinvestment plan (the “Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The shares were initially being offered at $10 per share and effective December 11, 2013 are being offered at $10.14 per share, or $9.64 per share pursuant to the Reinvestment Plan. In November 2014, the Company announced that, effective November 4, 2014, its shares will be offered at $10.58 per share, or $10.06 per share pursuant to the Reinvestment Plan. Additionally, the Company filed a follow-on registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of up to $1 billion in shares of common stock (the “Follow-On Offering”). The Company plans to extend the Offering through the effective date of a subsequent continuous Follow-On Offering, which is expected to occur on or about January 30, 2015. As of the date of this filing, the registration statement for the Follow-On Offering had not been declared effective by the SEC. The Company expects to sell shares of its common stock in the Follow-On Offering until the earlier of the date on which the maximum offering amount has been sold, or December 31, 2015; provided, however, that it will periodically evaluate the status of the offering, and its board of directors may extend the offering beyond December 31, 2015 after taking into account such factors as it deems appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic or market trends.

The Company’s investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the senior housing, medical office, post-acute care and acute care asset classes. The types of senior housing that the Company may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, and memory care facilities. The types of medical offices that the Company may acquire include medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that the Company may acquire include skilled nursing facilities, long-term acute care hospitals and inpatient rehabilitative hospitals. The types of acute care facilities that the Company may acquire include general acute care hospitals and specialty surgical hospitals. The Company views, manages and evaluates its portfolio homogeneously as one collection of healthcare assets with a common goal to maximize revenues and property income regardless of the asset class or asset type.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

1.	Organization (continued)

through partnerships with other entities where the Company believes it is appropriate and beneficial. The Company has and expects to continue to invest in new property developments or properties which have not reached full stabilization. Finally, the Company also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types. The Company generally makes loans to the owners of properties to enable them to acquire land, buildings, or to develop property. In exchange, the owner generally grants the Company a first lien or collateralized interest in a mortgage collateralized by the property or by interests in the entity that owns the property.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter or nine months ended September 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries or subsidiaries for which the Company has a controlling financial interest, including the accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the allocation of purchase price, the analysis of real estate impairments, the valuation of contingent assets and liabilities, and the valuation of restricted stock shares issued. Accordingly, actual results could differ from those estimates.

Redeemable Noncontrolling Interest – The Company entered into a joint venture agreement with a third party and acquired a 95% membership interest. The Company’s joint venture partner acquired a 5% noncontrolling interest that includes a put option of its membership to the Company upon the occurrence of certain events that are not solely within the control of the Company and at price that is determinable upon exercising the option. The Company classifies redeemable equity securities in accordance with Accounting Standard Update (“ASU”) No. 2009-04, “Liabilities (Topic 480): Accounting for Redeemable Equity Instruments,” which requires that equity securities redeemable at the option of the holder be classified outside of permanent stockholders’ equity. Accordingly, the Company has classified these redeemable equity securities as redeemable noncontrolling interest within the accompanying condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity and redeemable noncontrolling interest.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Promoted Interest Distributions – The Company accounts for distributions to holders of promoted interests in a manner similar to noncontrolling interests. The Company identifies the distributions to holders of promoted interests separately within the accompanying condensed consolidated statements of equity. During the nine months ended September 30, 2014, the Company made distributions of approximately $2.0 million to a holder of promoted interest related to HarborChase of Villages Crossing, which has been recorded as a reduction to capital in excess of par value in the accompanying condensed consolidated statement of stockholders’ equity and redeemable noncontrolling interest.

Adopted Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) issued “ASU” No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This update clarified the guidance in subtopic 405 and requires entities to measure obligations resulting from joint and several liability arrangements for which total obligation is fixed at the reporting date. Entities are required to measure the obligation as the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. Additionally, the guidance requires entities to disclose the nature and amount of the obligations as well as other information about those obligations. Effective January 1, 2014, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements — In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted. The Company has determined that the amendments will impact the Company’s determinations of which future property disposals, if any, qualify as discontinued operations and will require additional disclosure about discontinued operations for future property disposals, if any.

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

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

3.	Acquisitions

Real Estate Investment Properties — During the nine months ended September 30, 2014, the Company acquired the following 22 properties, which were comprised of 13 senior housing communities, three medical office buildings (“MOB”), three post-acute care hospitals, and three acute care hospitals:

Name and Location	Structure	Date Acquired	Purchase Price (in thousands)
Acute Care
Houston Orthopedic & Spine Hospital	Triple-net Lease	6/2/2014	$49,000
Bellaire, TX (“Houston”)
Medical Portfolio II Properties
Hurst Specialty Hospital	Modified Lease	8/15/2014	29,465
Hurst, TX (“Dallas/Fort Worth”)
Beaumont Specialty Hospital	Modified Lease	8/15/2014	33,600
Beaumont, TX (“Houston”)

Medical Office
Chula Vista Medical Arts Center - Plaza I	Modified Lease	1/21/2014	17,863	(1)
Chula Vista, CA (“San Diego”)
Houston Orthopedic & Spine Hospital Medical Office Building	Modified Lease	6/2/2014	27,000
Bellaire, TX (“Houston”)
Lee Hughes Medical Building	Modified Lease	9/29/2014	29,870	(1)
Glendale, CA (“Los Angeles”)

Post-Acute Care
Medical Portfolio II Properties
Oklahoma City Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	25,504
Oklahoma City, OK
Las Vegas Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	22,292
Las Vegas, NV
South Bend Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	20,240
Mishawaka, IN (“South Bend”)

Senior Housing
Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Managed	2/3/2014	21,930
Auburn, WA (“Seattle”)
Prestige Senior Living Bridgewood	Managed	2/3/2014	22,096
Vancouver, WA (“Portland”)
Prestige Senior Living Monticello Park	Managed	2/3/2014	27,360
Longview, WA
Prestige Senior Living Rosemont	Managed	2/3/2014	16,877
Yelm, WA
Prestige Senior Living West Hills	Managed	3/3/2014	14,986
Corvallis, OR

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

3.	Acquisitions (continued)

South Bay II Communities
Isle at Cedar Ridge	Managed	2/28/2014	21,630
Cedar Park, TX (“Austin”)
HarborChase of Plainfield	Managed	3/28/2014	26,500
Plainfield, IL
Legacy Ranch Alzheimer’s Special Care Center	Managed	3/28/2014	11,960
Midland, TX
The Springs Alzheimer’s Special Care Center	Managed	3/28/2014	10,920
San Angelo, TX
Isle at Watercrest – Bryan	Managed	4/21/2014	22,050
Bryan, TX
Watercrest at Bryan	Managed	4/21/2014	28,035
Bryan, TX
Isle at Watercrest – Mansfield	Managed	5/5/2014	31,300
Mansfield, TX (“Dallas/Fort Worth”)
Watercrest at Mansfield	Managed	6/30/2014	49,000
Mansfield, TX (“Dallas/Fort Worth”)

			$559,478

FOOTNOTE:

(1)	This represents a single property acquisition that is not considered material to the Company and as such no pro forma financial information has been included related to this property.

During the nine months ended September 30, 2013, the Company acquired the following properties, which were comprised of 13 medical office buildings, six post-acute care facilities, three senior housing communities, and one acute care hospital:

Name and Location	Structure	Date Acquired	Purchase Price (in thousands)
Acute Care
Medical Portfolio I Properties
Doctors Specialty Hospital	Modified Lease	8/16/2013	$10,003
Leawood, KS (“Kansas City”)

Medical Office
LaPorte Cancer Center	Modified Lease	6/14/2013	13,100
Westville, IN

Knoxville Medical Office Properties
Physicians Plaza A at North Knoxville Medical Center	Modified Lease	7/10/2013	18,124
Powell, TN (“Knoxville”)
Physicians Plaza B at North Knoxville Medical Center	Modified Lease	7/10/2013	21,800
Powell, TN (“Knoxville”)
Jefferson Medical Commons	Modified Lease	7/10/2013	11,616
Jefferson City, TN (“Knoxville”)
Physicians Regional Medical Center - Central Wing Annex	Modified Lease	7/10/2013	5,775
Knoxville, TN

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

3.	Acquisitions (continued)

Medical Portfolio I Properties
John C. Lincoln Medical Office Plaza I	Modified Lease	8/16/2013	4,420
Phoenix, AZ
John C. Lincoln Medical Office Plaza II	Modified Lease	8/16/2013	3,106
Phoenix, AZ
North Mountain Medical Plaza	Modified Lease	8/16/2013	6,185
Phoenix, AZ
Escondido Medical Arts Center	Modified Lease	8/16/2013	15,602
Escondido, CA (“San Diego”)
Chestnut Commons Medical Office Building	Modified Lease	8/16/2013	20,205
Elyria, OH (“Cleveland”)

Calvert Medical Office Properties
Calvert Medical Office Buildings I, II, III	Modified Lease	8/30/2013	16,409
Prince Frederick, MD (“Washington D.C.”)
Calvert Medical Arts Center	Modified Lease	8/30/2013	19,320
Prince Frederick, MD (“Washington D.C.”)
Dunkirk Medical Center	Modified Lease	8/30/2013	4,617
Dunkirk, MD (“Washington D.C.”)

Post-Acute Care
Perennial Communities
Batesville Healthcare Center	Triple-net Lease	5/31/2013	6,206
Batesville, AR
Broadway Healthcare Center	Triple-net Lease	5/31/2013	11,799
West Memphis, AR
Jonesboro Healthcare Center	Triple-net Lease	5/31/2013	15,232
Jonesboro, AR
Magnolia Healthcare Center	Triple-net Lease	5/31/2013	11,847
Magnolia, AR
Mine Creek Healthcare Center	Triple-net Lease	5/31/2013	3,373
Nashville, AR
Searcy Healthcare Center	Triple-net Lease	5/31/2013	7,898
Searcy, AR

Senior Housing
HarborChase of Jasper	Managed	8/1/2013	7,300
Jasper, AL

South Bay I Communities
Raider Ranch	Managed	8/29/2013	55,000
Lubbock, TX
Town Village	Managed	8/29/2013	22,500
Oklahoma City, OK

			$311,437

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

3.	Acquisitions (continued)

The following summarizes the purchase price allocation for the above properties, and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

	September 30, 2014	September 30, 2013
Land and land improvements	$46,064	$13,086
Buildings and building improvements	442,887	263,516
Furniture, fixtures and equipment	10,014	5,135
Intangibles (1)	67,431	33,138
Other liabilities	(8,718)	(2,931)
Mortgage note payable assumed (2)	(27,657)	—

Net assets acquired	530,021	311,944
Contingent purchase price consideration	(12,395)	(507)

Total purchase price consideration	$517,626	$311,437

FOOTNOTES:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles for the nine months ended September 30, 2014 and 2013 was approximately 7.1 years and 6.5 years, respectively. The acquired lease intangibles during the nine months ended September 30, 2014 were comprised of approximately $61.4 million and $6.0 million of in-place lease intangibles and other lease intangibles, respectively, and the acquired lease intangibles during the nine months ended September 30, 2013 were comprised of approximately $25.8 million and $7.3 million of in-place lease intangibles and other lease intangibles, respectively.
(2)	At the acquisition date, the fair value of the mortgage note payable assumed reflects an approximate $0.4 million premium on the above-market mortgage note payable assumed.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

3.	Acquisitions (continued)

The revenues and net loss (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the acquired properties included in the Company’s condensed consolidated statements of operations were approximately $19.8 million and $4.7 million, respectively, and $36.5 million and $15.3 million, respectively, for the quarter and nine months ended September 30, 2014; and approximately $5.9 million and $2.3 million, respectively, and $6.5 million and $3.9 million, respectively, for the quarter and nine months ended September 30, 2013.

The following table presents the unaudited pro forma results of operations for the Company as if each of the properties were acquired as of January 1, 2013 and owned during the quarter and nine months ended September 30, 2014 and 2013 (in thousands except per share data):

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$50,724	$36,188	$146,933	$105,817

Net income (loss) (1)	$(8,963)	$2,326	$(29,640)	$(20,756)

Loss per share of common stock (basic and diluted)	$(0.10)	$0.04	$(0.33)	$(0.39)

Weighted average number of shares of common stock outstanding (basic and diluted) (2)	93,530	62,864	88,840	52,663

FOOTNOTES:

(1)	The unaudited pro forma results for the quarter and nine months ended September 30, 2014, were adjusted to exclude approximately $3.1 million and $13.8 million, respectively, of acquisition related expenses directly attributable to the properties acquired during the quarter and nine months ended September 30, 2014. The unaudited pro forma results for the nine months ended September 30, 2013 were adjusted to include the approximate $13.8 million of acquisition related expenses, as if the properties acquired during the nine months ended September 30, 2014 had been acquired on January 1, 2013. The unaudited pro forma results for the quarter and nine months ended September 30, 2013 were adjusted to exclude approximately $6.3 million and $8.3 million, respectively, of acquisition related expenses directly attributable to the properties acquired during the quarter and nine months ended September 30, 2013.
(2)	As a result of the acquired properties being treated as operational since January 1, 2013, the Company assumed approximately 18.1 million shares were issued as of January 1, 2013. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2013 instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the period presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

3.	Acquisitions (continued)

Real Estate Under Development — In February 2014, the Company acquired a tract of land in Tega Cay, South Carolina for $2.8 million (“Wellmore of Tega Cay”), which is a suburb of Charlotte, North Carolina. In connection with the acquisition, the Company entered into a development agreement with a third party developer for the construction and development of a continuing care retirement community with a maximum development budget of approximately $35.6 million, including the allocated purchase price of the land. The Company determined that Wellmore of Tega Cay is a VIE because it believes there is insufficient equity at risk due to the development nature of the property. The Company is the primary beneficiary while the developer or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight. Under a promoted interest agreement with the developer, certain net operating income targets have been established which, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.

In June 2014, the Company entered into a joint venture agreement with a third party and acquired a 95% membership interest in a tract of land in Katy, Texas for $4.0 million (“Watercrest at Katy”), which is a suburb of Houston, Texas. The joint venture plans to construct and develop an independent living community with a maximum development budget of approximately $38.2 million, including the allocated purchase price of the land. The Company determined that Watercrest at Katy is a VIE because it believes there is insufficient equity at risk due to the development nature of the joint venture. The Company is the primary beneficiary and managing member while the joint venture partner or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight. Refer to Note 13, “Equity – Redeemable Noncontrolling Interest,” for additional information on a put option held by the joint venture partner. Pursuant to the joint venture agreement, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest until the members of the joint venture receive a specified minimum return on their invested capital, and thereafter, the joint venture partner will receive a disproportionately higher share of any remaining proceeds at varying levels based on the Company having received certain minimum threshold returns.

In July 2014, the Company acquired a tract of land in Shorewood, Wisconsin for $2.2 million (“HarborChase of Shorewood”), which is a suburb of Milwaukee, Wisconsin. In connection with the acquisition, the Company entered into a development agreement with a third party developer for the construction and development of an assisted living and memory care community with a maximum development budget of approximately $25.6 million, including the allocated purchase price of the land. The Company determined that HarborChase of Shorewood is a VIE because it believes there is insufficient equity at risk due to the development nature of the property. The Company is the primary beneficiary while the developer or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight. Under a promoted interest agreement with the developer, certain net operating income targets have been established which, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

3.	Acquisitions (continued)

Purchase of Controlling Interest in Montecito Joint Venture — In January 2013, the Company acquired a 90% membership interest in a two-story MOB in Claremont, California for approximately $7.0 million in equity through a joint venture (“Montecito Joint Venture”) formed by the Company and its co-venture partner, an unrelated party, that initially held the remaining 10% interest. The Montecito Joint Venture was previously recorded under the equity method of accounting because the decisions that significantly impacted the entity were shared between the Company and its co-venture partner.

In August 2014, the Company acquired its co-venture partner’s 10% interest in the Montecito Joint Venture for approximately $1.6 million. As a result of this transaction, the Company owns 100% of the Montecito Joint Venture, and began consolidating all of the assets, liabilities and results of operations in the Company’s consolidated financial statements upon acquisition. Accordingly, the Company recorded a step up from its carrying value of the investment in the Montecito Joint Venture to the estimated fair value of the net assets acquired and liabilities assumed. The following summarizes the allocation of the purchase price, and the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Land and land improvements	$6,135
Buildings and building improvements	13,728
Intangibles (1)	2,677
Working capital, net	87
Other liabilities	(167)
Mortgage note payable assumed (2)	(12,331)

Net assets acquired	$10,129

FOOTNOTES:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles was approximately 5.1 years and was comprised of approximately $1.9 million and $0.6 million of in-place lease intangibles and other lease intangibles, respectively.
(2)	At the acquisition date, the fair value of the mortgage note payable assumed reflects an approximate $0.6 million discount on the below-market mortgage note payable assumed.

The fair value of the Company’s equity interest in the Montecito Joint Venture immediately before the acquisition date was approximately $5.7 million. The Company recorded a gain of approximately $2.8 million based on the acquisition-date fair value of its equity interest in the Montecito Joint Venture. The following summarizes the gain that resulted from the change of control in the equity method investment for the quarter and nine months ended September 30, 2014 (in thousands):

Fair value of net assets acquired	$10,129
Less: Previous investment in Montecito Joint Venture	(5,747)
Less: Cash paid to acquire co-venture partner’s interest	(1,584)

Gain on purchase of controlling interest of investment in unconsolidated entity	$2,798

Refer to Note 8, “Unconsolidated Entities,” for additional information on the Montecito Joint Venture prior to the Company’s purchase of the controlling interest in August 2014.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Land and land improvements	$113,455	$59,208
Building and building improvements	1,255,200	783,260
Tenant improvements	797	—
Furniture, fixtures and equipment	33,770	20,339
Less: accumulated depreciation	(41,445)	(14,016)

Real estate investment properties, net	1,361,777	848,791
Real estate under development, including land	29,720	17,409

Total real estate assets, net	$1,391,497	$866,200

Depreciation expense on the Company’s real estate investment properties, net was approximately $10.8 million and $27.4 million for the quarter and nine months ended September 30, 2014, respectively, and approximately $3.3 million and $7.2 million for the quarter and nine months ended September 30, 2013, respectively.

In June 2014, the Company completed the construction and development of a senior housing community in Acworth, Georgia (“Dogwood Forest of Acworth”). Dogwood Forest of Acworth opened to residents beginning in July 2014 and was considered placed into service as of June 30, 2014. As such, the asset values related to Dogwood Forest of Acworth are included in real estate investment properties, net in the accompanying condensed consolidated balance sheet as of September 30, 2014.

As of September 30, 2014, four of the Company’s senior housing communities have real estate under development with third-party developers as follows (in thousands):

Property Name (and Location)	Developer	Real Estate Development Costs Incurred (1)	Remaining Development Budget (2)
Raider Ranch (Lubbock, TX)	South Bay Partners, Ltd	$3,669	$12,755
Wellmore of Tega Cay (Tega Cay, SC)	Maxwell Group, Inc.	14,104	25,050
Watercrest at Katy (Katy, TX) (3)	South Bay Partners, Ltd	6,131	33,311
HarborChase of Shorewood (Shorewood, WI)	Habor Shorewood Development, LLC	5,816	20,109

Total		$29,720	$91,225

FOOTNOTES:

(1)	This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the senior housing community as of September 30, 2014. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.
(2)	This amount includes preleasing and marketing costs which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 95%.

The development budgets of the senior housing developments include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties. An affiliate of the developer of the respective community coordinates and supervises the management and administration of the development and construction. Each developer is responsible for any cost overruns beyond the approved development budget for the applicable project pursuant to a cost overrun guarantee. These developments were deemed to be VIEs; refer to Note 7, “Variable Interest Entities,” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
In-place lease intangibles	$112,887	$49,642
Above-market lease intangibles	8,904	3,704
Below-market ground lease intangibles	5,815	4,153
Less: accumulated amortization	(22,484)	(5,099)

Intangible assets, net	$105,122	$52,400

Below-market lease intangibles	$(11,501)	$(2,987)
Above-market ground lease intangibles	(317)	(317)
Less: accumulated amortization	720	168

Intangible liabilities, net (1)	$(11,098)	$(3,136)

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $7.1 million and $17.4 million for the quarter and nine months ended September 30, 2014, respectively, of which approximately $0.3 million and $0.7 million, respectively, was treated as a reduction of rental income from operating leases, approximately $0.02 million and $0.1 million, respectively, was treated as an increase of property operating expenses and approximately $6.7 million and $16.7 million, respectively, was included in depreciation and amortization. Amortization on the Company’s intangible assets was approximately $1.3 million and $2.3 million for the quarter and nine months ended September 30, 2013, respectively, of which approximately $0.05 million was treated as a reduction of rental income from operating leases for both the quarter and nine months ended September 30, 2013, approximately $0.01 million was treated as an increase of property operating expenses for both the quarter and nine months ended September 30, 2013 and approximately $1.3 million and $2.3 million, respectively, was included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $0.3 million and $0.5 million for the quarter and nine months ended September 30, 2014, of which approximately $0.3 million and $0.5 million, respectively, were treated as an increase of rental income from operating leases and approximately two thousand dollars and six thousand dollars, respectively, was treated as a reduction of property operating expenses. For both the quarter and nine months ended September 30, 2013, amortization on the Company’s intangible liabilities was approximately $0.1 million which was treated as an increase of rental income from operating leases.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

5.	Intangibles, net (continued)

The estimated future amortization on the Company’s intangibles for the remainder of 2014, each of the next four years and thereafter, in the aggregate, as of September 30, 2014 is as follows (in thousands):

	In-place Lease Intangibles	Above- market Leases	Below- market Ground Leases	Total Assets	Below- market Leases	Above- market Ground Leases	Total Liabilities
2014	$6,963	367	37	$7,367	$(286)	(2)	$(288)
2015	25,898	1,430	149	27,477	(1,094)	(8)	(1,102)
2016	16,768	1,192	149	18,109	(1,047)	(8)	(1,055)
2017	6,702	1,085	149	7,936	(997)	(8)	(1,005)
2018	6,256	999	149	7,404	(924)	(8)	(932)
Thereafter	28,761	3,003	5,065	36,829	(6,442)	(274)	(6,716)

	$91,348	8,076	5,698	$105,122	$(10,790)	(308)	$(11,098)

Weighted average remaining useful life as of September 30, 2014 (in years):
	In-place Lease Intangibles	Above- market Leases	Below- market Ground Leases		Below- market Leases	Above- market Ground Leases
	6.4	7.6	38.8		12.8	38.6

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

6.	Operating Leases

As of September 30, 2014, the Company owned 43 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases; of which, 24 are single-tenant properties that are 100% leased under operating leases and the remaining 19 are multi-tenant properties that are leased under operating leases. The Company’s leases had a weighted average remaining lease term of 8.3 years based on annualized base rents expiring between 2014 and 2033, subject to the tenants’ options to extend the lease periods ranging from two to ten years. In addition, certain tenants hold options to extend their leases for multiple periods.

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

The following are future minimum lease payments to be received under non-cancellable operating leases for the remainder of 2014, each of the next four years and thereafter, as of September 30, 2014 (in thousands):

2014	$13,092
2015	52,335
2016	51,032
2017	50,442
2018	50,093
Thereafter	260,436

$477,430

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above- and below-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

7.	Variable Interest Entities

Consolidated VIEs – As of September 30, 2014, the Company has 12 wholly-owned subsidiaries, which are VIEs due to following factors and circumstances:

(1)	Three of these subsidiaries are single property entities, designed to own and lease their respective properties to single tenants, for which buy-out options are held by the respective tenants that are formula based.

(2)	Three of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to either a ground lease or an air rights lease that include buy-out and put options held by either the tenant or landlord under the applicable lease.

(3)	Five of these subsidiaries are entities with real estate under development or completed developments in which the third-party developers have an opportunity to earn promoted interest payments after certain net operating income targets and internal rate of return targets have been met.

(4)	One of these subsidiaries is a joint venture with real estate under development in which the third-party developer has an opportunity to earn promoted interest payments after certain net operating income targets and internal rate of return targets have been met.

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

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Assets:
Real estate investment properties, net	$111,838	$72,053

Real estate under development, including land	$29,720	$16,210

Intangibles, net	$11,166	$4,535

Cash	$7,314	$727

Loan costs, net	$1,869	$912

Other	$1,020	$382

Liabilities:
Mortgages and other notes payable	$84,560	$52,596

Accrued development costs	$4,683	$7,047

Other liabilities	$1,581	$939

Accounts payable and accrued expenses	$829	$309

Due to related parties	$643	$112

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $70.0 million as of September 30, 2014. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

8.	Unconsolidated Entities

The following presents financial information for each of the Company’s unconsolidated entities as of and for the quarter and nine months ended September 30, 2014 (in thousands):

	For the quarter ended September 30, 2014
	Montecito (2)	CHTSunIV (3)	Windsor Manor	Total
Revenues	$328	$—	$2,172	$2,500

Operating income	$106	$—	$17	$123

Net income (loss)	$37	$—	$(208)	$(171)

Income allocable to other venture partners (1)	$4	$—	$(1)	$3

Income (loss) allocable to the Company (1)	$33	$—	$(207)	$(174)
Amortization of capitalized acquisition costs	(2)	—	(4)	(6)

Equity in earnings (loss) of unconsolidated entities	$31	$—	$(211)	$(180)

Distributions declared to the Company	$313	$—	$76	$389

Distributions received by the Company (4)	$174	$—	$2,493	$2,667

	For the nine months ended September 30, 2014
	Montecito (2)	CHTSunIV (3)	Windsor Manor	Total
Revenues	$1,356	$—	$6,439	$7,795

Operating income	$436	$—	$114	$550

Net income (loss)	$165	$—	$(950)	$(785)

Income allocable to other venture partners (1)	$17	$—	$373	$390

Income (loss) allocable to the Company (1)	$148	$—	$(1,323)	$(1,175)
Amortization of capitalized acquisition costs	(6)	—	(12)	(18)

Equity in earnings (loss) of unconsolidated entities	$142	$—	$(1,335)	$(1,193)

Distributions declared to the Company (4)	$659	$—	$2,853	$3,512

Distributions received by the Company (4)	$517	$—	$3,157	$3,674

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	In August 2014, the Company acquired its co-venture partner’s 10% interest in the Montecito joint venture; refer to Note 3, “Acquisitions – Purchase of Controlling Interest in Montecito Joint Venture,” for additional information.
(3)	In July 2013, the Company completed the sale of its joint venture membership interest in CHTSunIV.
(4)	The distributions declared to and received by the Company for the Windsor Manor joint venture for the nine months ended September 30, 2014 include approximately $2.2 million of capital proceeds from a debt refinancing; refer to “Off-Balance Sheet Arrangements” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

8.	Unconsolidated Entities (continued)

The following presents financial information for each of the Company’s unconsolidated entities as of and for the quarter and nine months ended September 30, 2013 (in thousands):

	For the quarter ended September 30, 2013
	Montecito (2)	CHTSunIV (3)	Windsor Manor (2)	Total
Revenues	$446	$—	$2,043	$2,489

Operating income	$121	$—	$(24)	$97

Net income (loss)	$21	$—	$(251)	$(230)

Income (loss) allocable to other venture partners (1)	$2	$—	$(524)	$(522)

Income allocable to the Company (1)	$19	$—	$273	$292
Amortization of capitalized acquisition costs	(2)	—	(6)	(8)

Equity in earnings (loss) of unconsolidated entities	$17	$—	$267	$284

Distributions declared to the Company	$357	$—	$107	$464

Distributions received by the Company	$342	$1,503	$—	$1,845

	For the Nine Months Ended September 30, 2013
	Montecito (2)	CHTSunIV (3)	Windsor Manor (2)	Total
Revenues	$1,255	$24,107	$5,326	$30,688

Operating income (loss) (4)	$66	$3,603	$(18)	$3,651

Net loss	$(218)	$(46)	$(743)	$(1,007)

Loss allocable to other venture partners (1)	$(22)	$(1,365)	$(1,418)	$(2,805)

Income (loss) allocable to the Company (1)	$(196)	$1,319	$675	$1,798
Amortization of capitalized acquisition costs	(6)	(36)	(12)	(54)

Equity in earnings (loss) of unconsolidated entities	$(202)	$1,283	$663	$1,744

Distributions declared to the Company	$699	$2,990	$287	$3,976

Distributions received by the Company	$342	$4,458	$224	$5,024

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	Represents operating results from the date of acquisition through the end of the periods presented.
(3)	In July 2013, the Company completed the sale of its joint venture membership interest in CHTSunIV.
(4)	Includes approximately $0.3 million and $0.2 million of non-recurring acquisition expenses incurred by the Montecito and Windsor Manor joint ventures, respectively, for nine months ended September 30, 2013.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

9.	Contingent Purchase Price Consideration

Capital Health Communities

In connection with the acquisition of the Capital Health Communities in 2012, the Company required that approximately $7.0 million of the purchase price be placed in an escrow account as the seller guaranteed the Company an annual return of at least $6.9 million, $7.0 million, and $7.1 million of net operating income on the acquired properties during 2013, 2014 and 2015, respectively (“Yield Guaranty”). As of September 30, 2014, the Company determined the fair value of the Yield Guaranty to be $3.2 million, which was recorded as other assets in the accompanying condensed consolidated balance sheet. The following table provides a roll-forward of the fair value of the contingent purchase price consideration related to the Yield Guaranty on the Capital Health Communities for the quarter and nine months ended September 30, 2014 and 2013 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$3,509	$2,664	$4,488	$2,664
Yield Guaranty payment received from seller	(301)	—	(2,601)	—
Change in fair value	—	—	1,321	—

Ending balance	$3,208	$2,664	$3,208	$2,664

South Bay II Communities

In conjunction with the acquisition of the South Bay II Communities, the Company entered into an agreement with the sellers whereby the purchase price is adjusted in the event that certain net operating income targets are met. The additional consideration was determined within three months of the acquisition date and is equal to (a) the baseline net operating income divided by the baseline capitalization rates (as defined in the purchase and sale agreement) less (b) the purchase price paid at closing. The following table provides a roll-forward of the fair value of the estimated contingent purchase price consideration related to the South Bay II Communities for the quarter and nine months ended September 30, 2014 and 2013 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$(8,500)	$—	$—	$—
Contingent consideration in connection with acquisition	—	—	(12,395)	—
Change in fair value	(1,800)	—	(1,800)	—
Contingent consideration payment	10,300	—	14,195	—

Ending balance	$—	$—	$—	$—

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

10.	Indebtedness

The following table provides details of the Company’s indebtedness as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Mortgages payable and other notes payable:
Fixed rate debt	$373,219	$290,817
Variable rate debt (1)	326,623	147,290

Mortgages and other notes payable	699,842	438,107
Premium (discount), net (2)	(251)	—

Mortgages and other notes payable, net	699,591	438,107
Revolving credit facility	180,615	98,500

Total borrowings	$880,206	$536,607

FOOTNOTES:

(1)	As of September 30, 2014 and December 31, 2013, the Company had entered into forward-starting interest rate swaps for total notional amounts of approximately $269.4 million and $124.3 million, respectively, in order to hedge its exposure to this variable rate debt in future periods. The forward-starting interest rate swaps have a range of effective dates beginning in 2015 and continuing through the maturity date of the respective loan (ranging from 2016 through 2019). Refer to Note 12, “Derivative Financial Instruments,” for additional information.
(2)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition date.

Maturities of indebtedness for the remainder of 2014 and each of the next four years and thereafter, in the aggregate, as of September 30, 2014 are as follows (in thousands):

2014	$3,020
2015	14,587
2016	276,550
2017	30,081
2018	288,403
Thereafter	267,565

$880,206

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

10.	Indebtedness (continued)

The Company financed a portion of the acquisitions described in Note 3, “Acquisitions,” through additional borrowings and loan assumptions. The following table provides details as of September 30, 2014 (in thousands):

Property and Loan Type	Interest Rate at	Payment Terms	Maturity Date (2)	September 30, 2014
	September 30, 2014 (1)
Pacific Northwest II Communities; Mortgage Loan	4.30% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	12/5/2018	$62,309
Isle at Watercrest – Mansfield; Mortgage Loan (3)	4.68% per annum	Monthly principal and interest payments based on a total payment of $143,330	6/1/2023	27,181

		Total fixed rate debt		89,490

Wellmore of Tega Cay; Construction Loan	30-day LIBOR (with floor of 0.50%) plus 5.4% per annum	Monthly interest only payments through February 2019; principal and interest payments thereafter based on 25-year amortization schedule	2/6/2019	1,229
Houston Orthopedic & Spine Hospital and Medical Building; Mortgage Loan	90-day LIBOR plus 2.85% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	6/1/2019	49,814
Medical Portfolio II Properties; Mortgage Loan	90-day LIBOR (with 0.25% floor) plus 2.35% per annum	Monthly principal and interest payments based on 25-year amortization schedule	7/14/2019	85,445
Claremont Medical Office; Mortgage Loan (4)	30-day LIBOR plus 2.6% per annum	Monthly principal and interest payments based upon a 30-year amortization schedule	1/15/2018	12,958
Lee Hughes Medical Building; Mortgage Loan	30-day LIBOR plus 1.85% per annum	Monthly principal and interest payments based upon a 30-year amortization schedule	9/5/2016	19,250

		Total variable rate debt		168,696

		Fixed and variable rate debt		258,186
		Premium (discount), net		(251)

		Total debt		$257,935

FOOTNOTES:

(1)	The 30-day LIBOR and 90-day LIBOR were approximately 0.16% and 0.24%, respectively, as September 30, 2014.
(2)	Represents the initial maturity date (or, as applicable, the maturity date as extended). The maturity date may be extended beyond the date shown subject to certain lender conditions.
(3)	The balance for this loan excludes a premium of $0.4 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date.
(4)	The balance for this loan excludes a discount of $0.6 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

10.	Indebtedness (continued)

In February 2014, through its limited partnership, the Company modified the terms of its Revolving Credit Facility and exercised its option to increase the aggregate maximum principal amount available for borrowing from $120 million to $240 million. In April, the Company increased the aggregate maximum principal amount available to $275 million. The Company borrowed approximately $112.1 million of on its Revolving Credit Facility during the nine months ended September 30, 2014 to finance acquisitions (primarily the South Bay II Communities). As of September 30, 2014, the Revolving Credit Facility had an outstanding balance of approximately $180.6 million and was collateralized by 15 properties with an aggregate net book carrying value of approximately $266.2 million. The Revolving Credit Facility has sizing requirements that govern the total amount that the Company may borrow at any given time based on the purchase price of the collateral and a metric of debt service coverage.

The Company’s Revolving Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including without limitation: (i) limitations on incurrence of additional indebtedness; (ii) restrictions on payments of cash distributions except if required by REIT requirements; (iii) minimum occupancy levels for collateralized properties; (iv) minimum loan-to-value and debt service coverage ratios with respect to collateralized properties; (v) maximum leverage, secured recourse debt, and unimproved land/development property ratios; (vi) minimum fixed charge coverage ratio and minimum consolidated net worth, unencumbered liquidity, and equity raise requirements; (vii) limitations on certain types of investments and additional indebtedness; and (viii) minimum liquidity. The limitations on distributions includes a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the loan agreement) or the minimum amount of distributions required to maintain the Company’s REIT status. As of September 30, 2014, the Company was in compliance with all affirmative, negative and financial covenants.

All of the Company’s mortgage and construction loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. As of September 30, 2014, the Company was in compliance with all financial covenants and ratios.

The fair market value and carrying value of the mortgage and other notes payable was approximately $689.2 million and $669.8 million, respectively, and both the fair market value and carrying value of the Revolving Credit Facility was $180.6 million as of September 30, 2014. The fair market value and carrying value of the mortgage and other notes payable was approximately $431.4 million and $438.1 million, respectively, and both the fair market value and carrying value of the Revolving Credit Facility was $98.5 million as of December 31, 2013. These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of September 30, 2014 and December 31, 2013 because of the relatively short maturities of the obligations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

11.	Related Party Arrangements

The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (the “Expense Cap Test”). In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreements. For the Expense Year ended September 30, 2014, the Company did not incur operating expenses in excess of the Limitation.

The Company maintains accounts totaling approximately $0.1 million and $0.4 million as of September 30, 2014 and December 31, 2013, respectively, at a bank in which the Company’s chairman serves as a director.

In March 2013, the Company entered into the Advisor Expense Support Agreement, whereby commencing on April 1, 2013, the Advisor has agreed to provide expense support to the Company through forgoing the payment of fees in cash and acceptance of restricted stock for services rendered and specified expenses incurred in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Advisor Expense Support Agreement). The Advisor expense support amount is determined for each calendar quarter of the Company, on a non-cumulative basis, each quarter-end date (“Determination Date”). In August 2013, the Company entered into the Property Manager Expense Support Agreement, whereby commencing on July 1, 2013, the Property Manager agreed to provide expense support to the Company through forgoing the payment of fees in cash and accepting restricted stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Property Manager Expense Support Agreement). The Property Manager expense support amount shall be determined, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each Determination Date. The terms of both the Advisor Expense Support Agreement and the Property Manager Expense Support Agreement (‘the Expense Support Agreements”) run through December 31, 2014 and automatically renews for successive one-year periods thereafter, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice to the Company.

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

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

11.	Related Party Arrangements (continued)

The fees incurred by and reimbursable to the Advisor in connection with the Company’s Offering for the quarters and nine months ended September 30, 2014 and 2013, and related amounts unpaid as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	Quarter ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Selling commissions (2)	$6,689	$3,247	$12,285	$7,165	$170	$71
Marketing support fees (2)	4,524	3,252	9,937	8,463	135	70

	$11,213	$6,499	$22,222	$15,628	$305	$141

The expenses and fees incurred by and reimbursable to the Company’s related parties for the quarters and nine months ended September 30, 2014 and 2013, and related amounts unpaid as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	Quarter ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Reimbursable expenses:
Offering costs (2)	$1,075	$692	$3,442	$2,714	$345	$612
Operating expenses (3)	918	667	2,402	1,776	594	915
Acquisition fees and expenses	130	97	463	336	—	138

	2,123	1,456	6,307	4,826	939	1,665
Investment services fees (4)	3,651	4,584	11,875	6,450	523	—
Disposition fee (5)	—	608	—	608	—	—
Financing coordination fees (6)	—	—	220	—	—	—
Property management fees (7)	728	295	1,763	879	459	322
Asset management fees (8)	3,696	1,264	9,510	2,898	420	894
Interest reserve and other advances (9)	—	—	—	—	8	286

	$10,198	$8,207	$29,675	$15,661	$2,349	$3,167

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

11.	Related Party Arrangements (continued)

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity and redeemable noncontrolling interest.
(3)	Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations.
(4)	For the quarter and nine months ended September 30, 2014, the Company incurred approximately $3.7 million and $11.9 million, respectively, in investment services fees of which approximately $0.4 million and $1.6 million, respectively, was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet. For the quarter and nine months ended September 30, 2013, the Company incurred approximately $4.6 million and $6.4 million, respectively, in investment service fees, of which approximately $0.5 million, was capitalized as part of its investment in the Montecito Joint Venture and the additional Windsor Manor II Communities, and included in investments in unconsolidated entities in the accompanying condensed consolidated balance sheet. Investment service fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.
(5)	Amounts are recorded as a reduction to gain on sale of investment in unconsolidated entity in the accompanying consolidated statements of operations.
(6)	For the nine months ended September 30, 2014, the Company incurred approximately $0.2 million in financing coordination fees, which was capitalized and included in its investment in the Windsor Manor Joint Venture. There were no financing coordination fees for the quarter and nine months ended September 30, 2013.
(7)	For the quarter and nine months ended September 30, 2014, the Company incurred approximately $0.7 million and $1.8 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.2 million and $0.3 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet. For the quarter and nine months ended September 30, 2013, the Company incurred approximately $0.3 million and $0.9 million, respectively, in property and construction management fees payable to the Property Manager of which $0.07 million and $0.2 million, respectively, was capitalized and included in real estate under development.
(8)	For the quarter and nine months ended September 30, 2014, the Company incurred approximately $3.7 million and $9.5 million, respectively, in asset management fees payable to the Advisor of which approximately $0.9 million and $3.8 million, respectively, was forgone in accordance with the terms of the Advisor Expense Support Agreement and approximately $0.1 million and $0.2 million, respectively, was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet. For the quarter and nine months ended September 30, 2013, the Company incurred approximately $1.3 million and $3.4 million, respectively, in asset management fees payable to the Advisor of which approximately $0.5 million for the nine months ended September 30, 2013 was forgone in accordance with the terms of the Expense Support Agreement and approximately $0.2 million and $0.2 million, respectively, was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet.
(9)	Amounts primarily consists of an interest reserve account related to the acquisition, development and construction loan (“ADC Loan”) that the Company originated in June 2013.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

11.	Related Party Arrangements (continued)

The following fees were foregone in connection with the Expense Support Agreements for the quarter and nine months ended September 30, 2014 and 2013, and cumulatively as of September 30, 2014 (in thousands, except offering price):

	Quarter ended September 30,		Nine Months Ended September 30,		As of September 30,
	2014	2013	2014	2013	2014
Asset management fees (1)	$884	$—	$3,764	$474	$5,166

Then-current offering price	$10.14	$10.00	$10.14	$10.00	$10.14

Restricted stock shares (2)	87	—	371	47	510

Cash distributions on Restricted Stock (3)	$30	$—	$48	$—	$53

Stock distributions on Restricted Stock (4)	2	—	4	—	4

FOOTNOTES:

(1)	No other amounts have been forgone in connection with the Expense Support Agreements for the quarter and nine months ended September 30, 2014 and 2013, and cumulatively as of September 30, 2014.
(2)	Restricted stock shares are comprised of approximately 0.42 million issued to the Advisor and approximately 0.09 million issuable to the Advisor as of September 30, 2014. Since the vesting conditions were not met through September 30, 2014, no fair value was assigned to the restricted stock shares as the shares were valued at zero, which represents the lowest possible value estimated at vesting. In addition, the restricted stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met through September 30, 2014.
(3)	The cash distributions have been recognized as compensation expense as issued and included in general and administrative expense in the accompanying condensed consolidated statements of operations.
(4)	The par value of the stock distributions has been recognized as compensation expense as issued and included in general and administrative expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2014, the Company’s ADC Loan of approximately $6.0 million to C4 Development, LLC, a related party, for the development of an MOB in Rutland, Virginia had been fully repaid. The previous funding on the ADC Loan was recorded as a note receivable from related party in the accompanying condensed consolidated balance sheet as of December 31, 2013. In addition, the Company recorded interest income for both the quarter and nine months ended September 30, 2014 and 2013, which is included in interest income on note receivable from related party in the accompanying condensed consolidated statements of operations for the respective periods.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

12.	Derivative Financial Instruments

The following table summarizes the terms of the derivative financial instruments held by the Company or through its joint venture and the asset (liability) that has been recorded (in thousands):

						Fair value asset (liability) as of
Notional Amount	Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	September 30, 2014	December 31, 2013
$12,421(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018	$7	$115
$38,255(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018	$(928)	$(590)
$26,067(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018	$(689)	$(435)
$30,000(2)	1.1%	2.7%	10/22/2013	8/5/2015	8/19/2016	$(35)	$(10)
$29,952(2)	0.9%	4.3%	11/13/2013	5/11/2015	5/31/2016	$(31)	$(8)
$11,000(3)	3.0%	—%	6/27/2014	6/30/2014	6/30/2017	$21	$—
$48,415(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019	$206	$—
$84,251(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019	$(330)	$—

FOOTNOTES:

(1)	The all-in rates for each derivative financial instrument are equal to the sum of the Strike and Credit Spread detailed above.
(2)	Amounts related to interest rate swaps held by the Company or its subsidiaries, which are recorded at fair value and included in either other assets or other liabilities in the accompanying condensed consolidated balance sheets.
(3)	Amounts related to the interest rate cap held by the Windsor Manor Joint Venture for which the proportionate amounts of fair value relative to the Company’s ownership percentage are included in investments in unconsolidated entities in the accompanying condensed consolidated balance sheets.

Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative financial instruments and has determined that the credit valuation adjustments on the overall valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company determined that its derivative financial instruments valuation in its entirety is classified in Level 2 of the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments which could, in turn, impact the Company’s or its joint venture’s results of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

13.	Equity

Redeemable Noncontrolling Interest:

In connection with the Watercrest at Katy joint venture described in Note 3, “Acquisitions – Real Estate Under Development,” the Company’s joint venture partner acquired a 5% noncontrolling interest that includes a put option of its membership to the Company at any time commencing on the date on which Watercrest at Katy development opens to residents and concluding on the fifth anniversary thereof, when net operating income (“NOI”) is: (a) equal to or greater than the NOI threshold established in the joint venture agreement, and (b) has been equal to or greater than the NOI threshold established in the joint venture agreement for the three calendar months immediately preceding the calendar month during which the joint venture partner exercises the put option. The put option is redeemable for cash at a price equal to the appraised market value (less certain transaction-related costs) at the time the put option is exercised (“Put Price”). The Company’s maximum exposure, as a result of these redeemable equity securities, is limited to the Put Price multiplied by the joint venture partner’s 5% membership interest.

Stockholders’ Equity:

Public Offering — As of September 30, 2014 and December 31, 2013, the Company had received aggregate offering proceeds of approximately $914.8 million (91.2 million shares) and $568.9 million (57.0 million shares), respectively, including approximately $21.3 million (2.2 million shares) and $9.4 million (1.0 million shares), respectively, received through its Reinvestment Plan.

Distributions — During the nine months ended September 30, 2014 and 2013, the Company declared cash distributions of approximately $21.7 million and $9.0 million, respectively. In addition, the Company declared and made stock distributions of 1.6 million shares and 0.7 million shares of common stock, respectively, for the nine months ended September 30, 2014 and 2013, which are reflected for the purposes of earnings per share as being outstanding since the beginning of the earliest period presented.

For the nine months ended September 30, 2014, 21.5% of distributions paid to stockholders were considered taxable as ordinary income and 78.5% were considered a return of capital for federal income tax purposes. For the nine months ended September 30, 2013, 100.0% of distributions paid to stockholders were considered capital gain for federal income tax purposes as a result of the gain on the sale of our unconsolidated senior housing joint venture. No amounts distributed to stockholders for the nine months ended September 30, 2014 and 2013 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

Refer to Note 11, “Related Party Arrangements,” for information on distributions paid to the Advisor in connection with restricted stock shares received under the Advisor Expense Support Agreement.

Redemptions — During the nine months ended September 30, 2014 and 2013, the Company received requests for the redemption of common stock of an aggregate of 0.2 million shares and 0.08 million shares, respectively, all of which were approved for redemption at an average price of $9.13 and $9.27, respectively, and for a total of approximately $2.1 million and $0.7 million, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

13.	Equity (continued)

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by Company, or its equity method investments, and included in the condensed consolidated statements of comprehensive loss for the quarter and nine months ended September 30, 2014 and 2013 (in thousands):

Derivative Financial Instrument	Gain (loss) recognized in other comprehensive loss on derivative financial instrument (Effective Portion)		Location of gain (loss) reclassified into earnings (Effective Portion)	Gain (loss) reclassified from AOCI into earnings (Effective Portion)
	Quarter Ended September 30,			Quarter Ended September 30,
	2014	2013		2014	2013
Interest rate swaps	$224	$(1,230)	Not applicable	$—	$—
Interest rate cap held by unconsolidated joint venture	(2)	—	Not applicable	—	—
Interest rate swap held by unconsolidated joint venture	—	(69)	Not applicable	—	—

Total	$222	$(1,299)		$—	$—

Derivative Financial Instrument	Gain (loss) recognized in other comprehensive loss on derivative financial instrument (Effective Portion)		Location of gain (loss) reclassified into earnings (Effective Portion)	Gain (loss) reclassified from AOCI into earnings (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Interest rate swaps	$(872)	$(1,230)	Not applicable	$—	$—
Interest rate cap held by unconsolidated joint venture	21	—	Not applicable	—	—
Interest rate swap held by unconsolidated joint venture	—	62	Not applicable	—	—

Total	$(851)	$(1,168)		$—	$—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

14.	Income Taxes

The components of the income tax benefit (expense) for the quarter and nine months ended September 30, 2014 are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current:
Federal	$—	$—	$—	$13
State	(37)	—	(9)	—

Total current benefit (expense)	(37)	—	(9)	13

Deferred:
Federal	—	—	—	(25)
State	—	—	—	(6)

Total deferred expense	—	—	—	(31)

Income tax benefit (expense)	$(37)	$—	$(9)	$(18)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of September 30, 2014 are as follows:

Carryforwards of net operating loss	$1,787
Prepaid rent	337
Valuation allowance	(2,124)

Net deferred tax assets	$—

A reconciliation of the income tax benefit (expense) computed at the statutory federal tax rate on income before income taxes is as follows (in thousands):

	Quarter Ended September 30,
	2014		2013
Tax expense computed at federal statutory rate	$(4,259)	(35.00)%	$(806)	(35.00)%
Benefit of REIT election	4,259	35.00%	806	35.00%
State income tax expense	(37)	(0.30)%	—	—%

Income tax expense	$(37)	(0.30)%	$—	—%

	Nine Months Ended September 30,
	2014		2013
Tax expense computed at federal statutory rate	$(12,957)	(35.00)%	$(3,130)	(35.00)%
Benefit of REIT election	12,957	35.00%	3,118	34.86%
State income tax expense	(9)	(0.02)%	(6)	(0.07)%

Income tax expense	$(9)	(0.02)%	$(18)	(0.21)%

The tax years 2010 through 2013 remain subject to examination by taxing authorities throughout the United States. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

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

16.	Ground and Air Rights Leases

During the nine months ended September 30, 2014 in conjunction with the Glendale MOB detailed in Note 3. “Acquisitions,” the Company acquired interests in a ground lease. The Glendale MOB’s ground lease represents an operating lease with scheduled payments over the life of the respective lease expiring in 2053.

Overall, under the terms of its ground and air rights lease agreements, the Company is responsible for the monthly rental payments. These amounts are billed monthly and recorded as property operating expenses in the accompanying consolidated statements of operations. In some cases, the Company is able to pass this expense through to its tenants as tenant reimbursement income. The Company incurred approximately $0.04 million and $0.1 in ground and air rights lease expense for the quarter and nine months ended September 30, 2014, respectively. For both the quarter and nine months ended September 30, 2013, the Company incurred $0.03 million in ground and air rights lease expense.

The following is a schedule of future minimum lease payments to be paid under the ground and air rights leases for the remainder of 2014, each of the next four years and thereafter, in the aggregate, as of September 30, 2014 (in thousands):

2014	$54
2015	217
2016	220
2017	223
2018	227
Thereafter	21,846

$22,787

17.	Subsequent Events

During the period from October 1, 2014 through November 3, 2014, the Company received additional subscription proceeds of approximately $63.1 million (6.2 million shares).

The Company’s board of directors declared a monthly cash distribution of $0.0338 and a monthly stock distribution of 0.0025 shares on each outstanding share of common stock on October 1, 2014 and November 1, 2014. These distributions are to be paid and distributed by December 31, 2014.

In November 2014, the Company announced that, effective November 4, 2014, its shares will be offered at $10.58 per share, or $10.06 per share pursuant to the Reinvestment Plan. In connection therewith, the Company’s board of directors increased the amount of monthly cash distributions to $0.0353 per share together with monthly stock distributions remaining at 0.0025 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month beginning December 1, 2014. This change allows the Company to maintain its historical annual distribution rate of 4.0% in cash (based on the revised $10.58 offering price) and 3 shares (or 3%) on each 100 outstanding shares of common stock. The new distribution rates are payable to all common stockholders of record as of the close of business of the first day of each month beginning December 1, 2014.

In November 2014, the Company filed an amendment in which it increased the size of the follow-on offering from $750 million to $1 billion.

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

Introduction

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2014 and December 31, 2013. Amounts as of December 31, 2013, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2013.

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

We had no operations prior to the commencement of our initial public offering on June 27, 2011 (the “Offering”). The net proceeds from our offering are contributed to CHP Partners, LP, our limited partnership, in exchange for partnership interests. Substantially all of our assets are held by, and substantially all of our operations are conducted through, the limited partnership.

We are externally managed and advised by CNL Healthcare Corp. (our “Advisor”). Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Healthcare Manager Corp. (our “Property Manager”) to manage our properties under a six year property management agreement, which goes until June 8, 2017.

Our investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the senior housing, medical office, post-acute care and acute care asset classes. The types of senior housing that we may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, and memory care facilities. The types of medical office facilities that we may acquire include medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that we may acquire include skilled nursing facilities, long-term acute care hospitals and inpatient rehabilitative hospitals. The types of acute care facilities that we may acquire include general acute care hospitals and specialty surgical hospitals. We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal to maximize revenues and property income regardless of the asset class or asset type.

We primarily expect to lease our properties to third-party tenants under triple-net, net or gross modified lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs); however, we may also invest through other strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets including leasing properties to wholly-owned taxable REIT subsidiaries (“TRS”) and engaging independent third-party managers to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). In addition, we expect most investments will be wholly owned, although, we have and may continue to invest through partnerships with other entities where we believe it is appropriate and beneficial. We have and expect to continue to invest in new property developments or properties which have not reached full stabilization. Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types. We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property. In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on the acquisition of healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term. Our healthcare investment portfolio is geographically diversified with properties in 27 states. The map below shows our current property allocations across geographic regions as of November 3, 2014:

As of November 3, 2014, our healthcare investment portfolio consisted of interests in 89 properties, including 54 senior housing communities, 22 medical offices, nine post-acute care facilities and four acute care hospitals. Of our properties held at November 3, 2014, four of our 54 senior housing communities currently have real estate under development and five were owned through an unconsolidated joint venture. The following table summarizes our healthcare portfolio by asset class and investment structure as of November 3, 2014:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Senior housing leased (1)	10	$157.1	10.0%
Senior housing managed (2)	35	786.2	49.9%
Senior housing developments (3)	4	25.4	1.6%
Medical office leased (1)	22	329.0	20.9%
Post-acute care leased (1)	9	124.4	7.9%
Acute care leased (1)	4	122.1	7.7%
Unconsolidated investments:
Senior housing managed (4)	5	31.0	2.0%

	89	$1,575.2	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)	Senior housing communities are leased to TRSs and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.
(3)	Investments herein represent funding and accrued development costs as of September 30, 2014.
(4)	Properties that are owned through an unconsolidated joint venture and are leased to TRSs and managed pursuant to third-party management contracts (i.e. RIDEA structure). The joint venture is accounted for using the equity method.

Portfolio Evaluation

We monitor the performance of our tenants and third party operators to stay abreast of any material changes in the operations of the underlying properties by (1) reviewing the current, historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent), (2) monitoring trends in the source of our tenants’ revenue, including the relative mix of public payors (including Medicare, Medicaid, etc.) and private payors (including commercial insurance and private pay patients), (3) evaluating the effect of evolving healthcare legislation and other regulations on our tenants’ profitability and liquidity, and (4) reviewing the competition and demographics of the local and surrounding areas in which the tenants operate.

In addition to operating statistics of the underlying properties, when evaluating the performance of our healthcare portfolio within the senior housing and post-acute care asset classes, management reviews occupancy levels and monthly revenue per occupied unit (“RevPOU”), which we define as total revenue divided by average number of occupied units or beds during a month and is a performance metric within these asset classes. Similarly, within the medical office and acute care asset classes, management reviews operating statistics of the underlying properties, including occupancy levels and monthly revenue per square foot. Lastly, when evaluating the performance of our third party operators or developers, management reviews monthly financial statements, property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits. All of the aforementioned metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

Furthermore, in our evaluation of the properties that we have purchased and additional properties that we expect to purchase, we consider the operating stage of the investments within the following stages: development, value-add or stabilizing and stabilized. Development properties are those in which we or our joint venture have purchased land for the development of new operating properties. We typically hold rights as the owner or managing member of the development properties while a third-party or our joint venture partner manages the development, construction and certain day-to-day operations of the property subject to our oversight. Stabilizing properties are either developed properties that have been fully constructed and in lease-up phase (typically 18 months post-construction) or existing (“value-add”) properties purchased in which we expect to make capital investments to upgrade or expand. A property is considered stabilized upon the earlier of (i) when the property reaches 85% occupancy for a trailing three month period, or (ii) a two year period from acquisition or completion of development. For those assets that are above an 85% occupancy level and subsequently drop below 85%, they are reclassified to stabilizing until they hit the trailing three month 85% occupancy metric.

We have increased the level of our investment in new ground up development and value-add or stabilizing properties. During the construction and lease up phase, these types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our net asset valuation. However, we believe that investing a portion of our capital into these types of properties is beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions. Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

Based on revenues as of September 30, 2014, the Company’s portfolio is comprised of 58% stabilized properties and 42% value-add or stabilizing properties, of which 2% are recently completed developments that are currently in the lease-up phase.

The following table lists our occupancy, RevPOU and revenue per square feet by asset class within our healthcare portfolio as of September 30, 2014:

Operating Stage	Occupancy %	RevPOU	Rent per Square Feet
Value-add or Stabilizing:
Senior Housing	67.6%	$3,568	$—

Stabilized:
Senior Housing	89.9%	$4,157	$—

Medical Office	92.7%	$—	$2.81

Acute	100.0%	$—	$3.88

Post-Acute(1)	99.9%	$6,696	$2.67

FOOTNOTES:

(1)	Post-acute is comprised of skilled nursing facilities, which are evaluated based on RevPOU and inpatient rehab hospitals, which are evaluated based on revenue per square feet.

Tenant Lease Expirations

During the nine months ended September 30, 2014, our rental revenues represented approximately 26.7% of our total revenues. As of September 30, 2014, approximately 81.2% of our rental revenues were scheduled to expire in 2019 or later. Based on this, we do not expect lease turnover or any increases in property operating expenses to have a significant impact on our cash flow from operations in the near term.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2014, the next 10 years ending December 31st and thereafter on our consolidated healthcare investment portfolio (excludes real estate under development), assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of September 30, 2014:

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2014	19	85	$2,160	3.8%
2015	42	96	2,239	3.9%
2016	34	103	2,708	4.8%
2017	16	66	1,462	2.6%
2018	31	97	2,105	3.7%
2019	30	153	4,295	7.6%
2020	8	66	1,318	2.3%
2021	8	36	856	1.5%
2022	15	983	13,889	24.4%
2023	50	589	15,742	27.7%
Thereafter	11	345	10,082	17.7%

Total	264	2,619	$56,856	100.0%

Weighted Average Remaining Lease Term: (3)		8.3 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of September 30, 2014:

Tenants and Operators	Number of Tenants/ Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease / Operator Expiration Year
Tenants
TSMM Management, LLC	10	945	36.1%	2022
Senior Living Centers	6	261	10.0%	2023
Houston Orthopedic & Spine Hospital	9	158	6.0%	2023
Other tenants (1)	239	1,255	47.9%	2014-2033

Tenants Total	264	2,619	100.0%

Operators
Integrated Senior Living, LLC	5	1,319	34.3%	2024
Prestige Senior Living, LLC	13	895	23.3%	2019
MorningStar Senior Management, LLC	4	834	21.7%	2018
Harbor Retirement Associates, LLC	3	246	6.4%	2023
Jerry Erwin Associates, Inc.	4	235	6.1%	2019
Capital Health Managers	5	225	5.9%	2017
Trinity Lifestyles Management II, LLC	1	87	2.3%	2019

Operators Total	35	3,841	100.0%

FOOTNOTE:

(1)	Comprised of various tenants each of which comprise less than 5% of our rentable square footage.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

For the nine months ended September 30, 2014 and 2013, we received offering proceeds of approximately $334.0 million (33.0 million shares) and $283.9 million (28.4 million shares), respectively. During the period October 1, 2014 through November 3, 2014, we received additional subscription proceeds of approximately $63.1 million (6.2 million shares).

We expect to continue to raise capital under our Offering until January 30, 2015. In May 2014, we filed our proposed follow-on offering of up to an additional $750 million in shares of common stock, including approximately $37.5 million in shares to be issued pursuant to our distribution reinvestment plan; however, in November 2014, we filed an amendment in which we increased the size of the follow-on offering to $1 billion. It is expected that the follow-on offering will become effective and sales will commence upon the completion of our initial offering at the end of January 2015, subject to the receipt of all necessary regulatory approvals, unless earlier terminated by the board of directors. Even though we have filed another registration statement to sell additional shares prior to the expiration of this registration statement, we expect to continue to sell shares in this offering under this registration statement until the effective date of the subsequent registration statement.

As of September 30, 2014, we had unused offering proceeds of approximately $83.5 million as cash on hand. We plan to use the available uncommitted cash on hand as of September 30, 2014, as well as additional borrowings and offering proceeds obtained subsequently, to acquire additional healthcare real estate and real estate-related assets in the fourth quarter of 2014.

Borrowings

We have borrowed and intend to continue borrowing money to acquire properties, make loans and other permitted investments, fund ongoing enhancements to our portfolio, and to cover periodic shortfalls between distributions paid and cash flows from operating activities. During the nine months ended September 30, 2014 and 2013, we borrowed proceeds of approximately $357.7 million and $197.6 million, respectively. These amounts were primarily used to acquire additional properties during the respective periods; however, in 2013, approximately $75 million was used to refinance existing debt on the Primrose II bridge loan.

In February 2014, we modified the terms of the Revolving Credit Facility and increased the aggregate maximum principal amount available for borrowing under the Revolving Credit Facility from $120 million to $240 million. In April 2014, we modified the terms of the Revolving Credit Facility and increased the aggregate maximum principal amount available for borrowing under the Revolving Credit Facility from $240 million to $275 million. The Revolving Credit Facility has sizing requirements that govern the total amount that we may borrow at any given time based on the purchase price of our collateral and a metric of debt service coverage. As of September 30, 2014, our total availability was approximately $192.7 million, which is expected to be reduced to approximately $191.0 million in December 2014, unless additional properties are added as collateral, as a result of the sizing metrics resetting to new ratios at year-end.

We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes. See “Uses of Liquidity and Capital Resources – Distributions” below for additional information related to the payment of distributions with other sources for GAAP purposes. In many cases, we have pledged our assets in connection with our borrowings and intend to encumber assets in connection with additional borrowings. The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis. As of September 30, 2014 and December 31, 2013, we had an aggregate debt leverage ratio of approximately 54.2% and 52.9%, respectively, of the aggregate carrying value of our assets.

Refer to Note 10. “Indebtedness” for additional information on our borrowings, including a schedule of future principal payments and maturity dates.

Contributions from Redeemable Noncontrolling Interests

During the nine months ended September 30, 2014, our co-venture partner made cash capital contributions aggregating to approximately $0.6 million. In accordance with the terms of our joint venture agreement relating to the Watercrest at Katy development property, these amounts will be or have been used to fund part of the land acquisition and initial development costs of the development projects. Refer to Note 13, “Equity,” for additional information.

Distributions from Unconsolidated Entities

As of September 30, 2014, we had investments in five properties through an unconsolidated entity. We are entitled to receive quarterly preferred cash distributions to the extent there is cash available to distribute. These distributions are generally received within 45 days after each quarter end.

In August 2014, we acquired our co-venture partner’s 10% interest in the Montecito Joint Venture for approximately $1.6 million. As a result of this transaction, we own 100% of the Montecito Joint Venture, and began consolidating all of the assets, liabilities and results of operations in our consolidated financial statements upon acquisition. Refer to Note 3, “Acquisitions – Purchase of Controlling Interest in Montecito Joint Venture,” for additional information. In July 2013, we completed the sale of our interest in the CHTSunIV joint venture for a sales price of approximately $61.8 million, net of transaction costs, which reflects an aggregate gain of approximately $4.5 million.

For the nine months ended September 30, 2014, we received approximately $1.5 million of operating distributions from our investments in two unconsolidated entities. Similarly, for the nine months ended September 30, 2013, we received approximately $5.0 million of operating distributions from our investments in three unconsolidated entities. See “Off-Balance Sheet Arrangements” below for additional information related to capital distributions received from the Windsor Manor joint venture during the nine months ended September 30, 2014 of approximately $2.2 million, which resulted from excess proceeds from refinancing the joint venture’s debt.

Net Cash Provided by Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties, which primarily is rental income from operating leases, resident fees and services, tenant reimbursement income and interest income less the property operating expenses and property management fees from managed properties. We experienced positive cash flow from operating activities for the nine months ended September 30, 2014 and 2013 of approximately $18.7 million and $3.3 million, respectively.

The difference in cash flows from operating activities for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily the result of the following:

•	an increase in total revenues and NOI for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as the result of having 78 consolidated operating properties in 2014 as compared with 40 consolidated operating properties in 2013 coupled with HarborChase of Villages Crossing and Dogwood Forest of Acworth being placed into service in December 2013 and June 2014, respectively, and the positive impact of growth in occupancy rates at these two stabilizing senior housing communities to 67.7% and 40.1%, respectively, as of September 30, 2014;

•	approximately $3.8 million in asset management fees that were foregone by our Advisor under the Advisor Expense Support Agreement for the nine months ended September 30, 2014 (discussed below), whereas only approximately $0.5 million were foregone during the nine months ended September 30, 2013;

•	offset by lower distributions from our unconsolidated entities for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013, which was primarily the result of having three unconsolidated entities in 2013 as compared with having two unconsolidated entities in 2014 given the sale of our interest in the CHTSunIV joint venture in July 2013; and

•	offset by an increase in acquisition fees and expenses during the nine months ended September 30, 2014, in which we acquired 22 consolidated operating properties during the period totaling $559.5 million and built a pipeline of acquisitions for Q4 2014, compared with the nine months ended September 30, 2013, in which we purchased 23 consolidated operating properties totaling $311.4 million. The acquisition fees and expenses were funded from proceeds of our Offering or debt proceeds and are treated as an operating activity in accordance with GAAP.

As we continue to acquire additional properties we expect that cash flows provided by operating activities will continue to grow.

Expense Support Agreements

As discussed above, during the nine months ended September 30, 2014, our cash from operating activities was positively impacted by the Expense Support Agreements, which we entered into with our Advisor and Property Manager commencing on April 1, 2013 and July 1, 2013, respectively, through December 31, 2014 and automatically renews for successive one-year periods thereafter, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice. Pursuant to the Expense Support Agreements, our Advisor and Property Manager have agreed to forgo the payment of fees in cash and accept restricted forfeitable stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) our aggregate modified funds from operations (as defined in the Expense Support Agreements). The expense support amount is determined for each calendar quarter, on a non-cumulative basis, on each quarter-end date. The Property Manager expense support amount is determined for each calendar quarter, on a non-cumulative basis, after the calculation of the Advisor Expense Support Amount pursuant to the Property Manager Expense Support Agreement on each quarter-end date. For the quarter and nine months ended September 30, 2014, our Advisor had forgone approximately $0.9 million and $3.8 million, respectively, in asset management fees under the terms of the Advisor Expense Support Agreement. For the nine months ended September 30, 2013, our Advisor had forgone $0.5 million in asset management fees under the terms of the Advisor Expense Support Agreement. There were no amounts forgone under the Property Manager expense support agreement through September 30, 2014.

Refer to Note 11, “Related Party Arrangements,” for additional information.

Uses of Liquidity and Capital Resources

Acquisitions

During the nine months ended September 30, 2014 and 2013, we acquired 22 and 25 consolidated operating properties for an aggregate purchase price of approximately $524.7 million and $311.4 million, respectively, net of liabilities assumed. The acquired operating properties were spread across our targeted asset classes and located in eight and 11 different states, respectively, which allowed us to expand both the variety of our asset classes and the geographical diversification of our healthcare investment portfolio. In addition, the operating properties acquired during the nine months ended September 30, 2014 increased our total units by 1303. The operating properties acquired during the nine months ended September 30, 2013 increased our total units by 510. Furthermore, during the nine months ended September 30, 2014 and 2013, our total leasable square footage increased by approximately 0.7 million and 0.8 million, respectively. We expect to continuously expand our healthcare investment portfolio in the near term through continued acquisitions.

Development Properties

In connection with our various senior housing developments, we funded approximately $32.9 million and $16.2 million in development costs during the nine months ended September 30, 2014 and 2013, respectively. Pursuant to the development agreements for the other active senior housing communities under development as of September 30, 2014, we expect to fund approximately $91.2 million of additional development and other costs. We expect to fund the remaining development and other costs primarily from construction loans on each development or with proceeds from our Offering. Our Advisor continues to evaluate additional development opportunities.

During the nine months ended September 30, 2014, we made distributions of approximately $2.0 million to a third-party developer, who is a holder of promoted interest related to our HarborChase of Villages Crossing, which has been recorded as a reduction to capital in excess of par value in the accompanying condensed consolidated statement of stockholders’ equity and redeemable noncontrolling interest. No such payments were made during the nine months ended September 30, 2013.

Debt Repayments

During the nine months ended September 30, 2014, we paid approximately $24.1 million of scheduled repayments. During the nine months ended September 30, 2013, we had total repayments of $116.6 million, which was comprised of the early repayment of $40.0 million on the CHTSunIV mezzanine loan, total repayments of $75 million on the Primrose II Bridge loan, and approximately $0.9 million of scheduled repayments. As part of the repayment of the CHTSunIV mezzanine loan, we paid an exit fee of $0.8 million upon extinguishment and expensed an additional $0.2 million in unamortized loan costs as a result of our CHTSunIV mezzanine loan being repaid in full prior to its maturity date.

In August 2014, we repaid the approximate $15 million unsecured bridge loan financing and, in September 2014, we paid approximately $30 million on the Revolving Credit Facility. In November 2014, we repaid an additional $25 million of the outstanding balance on the Revolving Credit Facility, all of which was funded with proceeds from our Offering.

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

During the nine months ended September 30, 2014 and 2013, we paid approximately $36.6 million and $30.6 million, respectively, of stock issuance and offering costs.

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

On December 6, 2013, our board of directors determined to increase the amount of monthly cash distributions to $0.0338 per share (from $0.0333 per share) and together with monthly stock distributions of 0.0025 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month. The change allowed us to maintain our historical distribution rate of 4% cash and 3% stock on each outstanding share of our common stock based on our then-current public offering price of $10.14. The increase in distributions took effect for stockholders of record on January 1, 2014.

In November 2014, in connection with our determination of the Company’s estimated net asset value per share, we announced that our board of directors increased the amount of monthly cash distributions to $0.0353 per share together with monthly stock distributions of 0.0025 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month beginning December 1, 2014. This change allows us to maintain our historical annual distribution rate of 4.0% in cash (based on the revised $10.58 offering price) and 3 shares (or 3%) on each 100 outstanding shares of common stock. The new distribution rates are payable to all common stockholders of record as of the close of business of the first day of each month beginning December 1, 2014.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at $10.14 offering price)	Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by Operating Activities (3)
2014 Quarters
First	$0.1014	$6,147	$3,349	$2,798	455	$4,614	$10,761	$6,277
Second	0.1014	7,145	3,916	3,229	529	5,364	12,509	5,035
Third	0.1014	8,385	4,630	3,755	621	6,295	14,680	7,361

Total	$0.3042	$21,677	$11,895	$9,782	1,605	$16,273	$37,950	$18,673

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at $10.00 offering price)	Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by Operating Activities (3)
2013 Quarters
First	$0.09999	$2,099	$1,112	$987	157	$1,574	$3,673	$212
Second	0.09999	2,878	1,544	1,334	216	2,159	5,037	2,964
Third	0.09999	4,038	2,151	1,888	303	3,029	7,067	106

Total	$0.29997	$9,015	$4,807	$4,209	676	$6,762	$15,777	$3,282

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)	For the nine months ended September 30, 2014 and 2013, our net loss was approximately $37.0 million and $8.9 million, respectively, while cash distributions declared were approximately $21.7 million and $9.0 million, respectively, and total distributions declared were approximately $38.0 million and $15.8 million, respectively. For the nine months ended September 30, 2014 and 2013, approximately 86% and 35%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 14% and 65%, respectively, were considered to be funded with other sources (i.e., Offering proceeds). For the nine months ended September 30, 2014 and 2013, approximately 49% and 21%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 51% and 79%, respectively, of total distributions declared to stockholders were considered to be funded with other sources (i.e., Offering proceeds).

For the nine months ended September 30, 2014, 21.5% of distributions paid to stockholders were considered taxable as ordinary income and 78.5% were considered a return of capital for federal income tax purposes. For the nine months ended September 30, 2013, 100.0 of distributions paid to stockholders were considered capital gain for federal income tax purposes as a result of the gain on the sale of our unconsolidated senior housing joint. No amounts distributed to stockholders for the nine months ended September 30, 2014 and 2013 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement. The distribution of new common shares to recipients is non-taxable.

(3)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offering as opposed to operating cash flows. For the nine months ended September 30, 2014 and 2013, we expensed approximately $15.7 million and $9.6 million in acquisition fees and expenses, respectively, which were paid from the proceeds of our Offering. Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

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

During the nine months ended September 30, 2014, we received requests for the redemption of common stock totaling approximately $2.1 million, of which $1.2 million was paid in October 2014. Similarly, during the nine months ended September 30, 2013, we received requests for the redemption of common stock totaling approximately $0.7 million, of which approximately $0.3 million was paid in October 2013.

The following tables present a summary of requests received and shares redeemed pursuant to our stock redemption plan during the quarters and nine months ended September 30, 2014 and 2013:

2014 Quarters	First	Second	Third	Total
Redemptions Requested	28,343	75,313	129,022	232,678
Shares Redeemed	(28,343)	(75,313)	(129,022)	(232,678)

Pending redemption requests	—	—	—	—

Average Price paid per share	9.13	9.13	9.13	9.13

2013 Quarters	First	Second	Third	Total
Redemptions Requested	23,565	22,692	29,872	76,129
Shares Redeemed	(23,565)	(22,692)	(29,872)	(76,129)

Pending redemption requests	—	—	—	—

Average Price paid per share	9.30	9.02	9.43	9.27

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2013.

As of September 30, 2014, we owned 87 real estate investment properties and our portfolio consisted of 4,712 units operated under management agreements with third-party operators and approximately 2.6 million leasable square feet that was 94.9% leased to third-party tenants.

In understanding our operating results in the accompanying consolidated financial statements, it is important to understand how the growth in our assets has impacted our results. The chart below illustrates our net losses and property-level NOI for the quarter and nine months ended September 30, 2014 and 2013 (in thousands), and the amount invested in properties as of September 30, 2014 and 2013 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$49,660	$14,772	$125,399	$31,183
Less:
Property operating expenses	25,716	5,501	64,703	12,049
Property management fees	2,358	682	6,118	1,623

NOI	21,586	8,589	54,578	17,511
Less:
General and administrative expenses	1,997	1,158	5,689	3,835
Acquisition fees and expenses	3,729	6,694	15,726	9,638
Asset management fees	2,753	1,208	5,572	2,795
Depreciation and amortization	17,550	4,566	44,111	9,448
Contingent purchase price consideration adjustment	1,800	—	479	—
Other expenses, net of other income	5,924	(2,732)	20,022	721
Income tax expense (benefit)	37	—	9	18

Net loss	$(12,204)	$(2,305)	$(37,030)	$(8,944)

Invested in operating properties, end of period	$1,455,295	$553,637	$1,455,295	$553,637

We anticipate using our cash on hand as of September 30, 2014, additional borrowings as well as additional net offering proceeds received through the close of our Offering and through our Follow-On Offering to invest in additional properties. As such, we anticipate additional operating income will be generated in subsequent periods.

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

Quarter and nine months ended September 30, 2014 as compared to the quarter and nine months ended September 30, 2013

Rental Income from Operating Leases. Rental income from operating leases was approximately $13.4 million and $33.5 million for the quarter and nine months ended September 30, 2014, respectively, as compared to $7.3 million and $14.8 million for the quarter and nine months ended September 30, 2013, respectively. The increase in rental income from operating leases resulted from our acquisition of six medical office buildings, three post-acute care hospitals and three acute care hospitals subsequent to September 30, 2013 as well as the 13 medical office buildings and one acute care hospital during the nine months ended September 30, 2013 being owned for the entire period. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with operating leases.

Resident Fees and Services. Resident fees and services income was approximately $34.2 million and $86.6 million for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $6.5 million and $15.4 million for the quarter and nine months ended September 30, 2013, respectively. The increase in resident fees and services is a result of the 25 managed senior housing communities acquired subsequent to September 30, 2013 as well as three managed senior housing communities acquired during the nine months ended September 30, 2013 being owned for the entire period and HarborChase of Villages Crossing and Dogwood Forest of Acworth being placed into service in December 2013 and June 2014, respectively. We expect this revenue stream to increase as these investments are held in future periods, our value-add and completed development properties stabilize and we acquire additional managed senior housing communities.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $2.0 million and $4.8 million, respectively, for the quarter and nine months ended September 30, 2014. Tenant reimbursement income was approximately $1.0 million and $1.0 million, respectively, for the quarter and nine months ended September 30, 2013. This amount is comprised of common area maintenance (“CAM”) revenue and the increase resulted from our acquisition of six medical office buildings, three post-acute care hospitals and three acute care hospitals subsequent to September 30, 2013 as well as the 13 medical office buildings and one acute care hospital during the nine months ended September 30, 2013 being owned for the entire period. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with modified operating leases.

Interest Income on Note Receivable from Related Party. Interest income on note receivable from related party was approximately $0.1 million and $0.5 million for the quarter and nine months ended September 30, 2014. Interest income on note receivable from related party was approximately $0.04 million for both the quarter and nine months ended September 30, 2013. This amount is comprised of interest income on the outstanding amounts of the ADC loan made to Crosland Southeast for the HCA Rutland development beginning in June 2013. Interest income from this loan will not continue since the ADC loan was repaid in August 2014.

Property Operating Expenses. Property operating expenses were approximately $25.7 million and $64.7 million for the quarter and nine months ended September 30, 2014, respectively, compared to approximately $5.5 million and $12.0 million for the quarter and nine months ended September 30, 2013, respectively. This increase is a result of our acquisition of 25 managed senior housing communities, six medical office buildings, three post-acute care hospitals and three acute care hospitals subsequent to September 30, 2013 as well as three managed senior housing communities, 13 medical office buildings and one acute care hospital acquired during the nine months ended September 30, 2013 being owned for the entire period and HarborChase of Villages Crossing and Dogwood Forest of Acworth being placed into service in December 2013 and June 2014, respectively. We expect property operating expenses to increase as these investments are held in future periods, our value-add and completed development properties stabilize and we acquire additional managed properties.

General and Administrative. General and administrative expenses for the quarter and nine months ended September 30, 2014 were approximately $2.0 million and $5.7 million, respectively, as compared to approximately $1.2 million and $3.8 million for the quarter and nine months ended September 30, 2013, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees and will continue to grow as our asset base increases. The increase in general and administrative expense was primarily attributed to increased costs as a result of the growth of our portfolio. Specifically, we incurred increased personnel expenses reimbursable to the Advisor due to increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting. We expect increases in general and administrative expenses in the future as we purchase additional real estate properties and the properties acquired during the nine months ended September 30, 2014 are operational for a full period.

Acquisition Fees and Expenses. Acquisition fees and expenses for the quarter and nine months ended September 30, 2014 were approximately $4.3 million and $19.0 million, respectively, of which approximately $0.5 million and $3.3 million, respectively, were capitalized as real estate under development in 2014. We incurred approximately $6.9 million and $9.8 million for the quarter and nine months ended September 30, 2013, respectively, of which approximately $0.2 million and $0.2 million, respectively, were capitalized as real estate under development and approximately, $0.2 million and $0.5 million, respectively, were capitalized as investment in unconsolidated entities. The increase in acquisition fees and expenses resulted from the acquisition of 22 operating properties totaling approximately $559.5 million in investments, during the nine months ended September 30, 2014 as compared with the acquisition of 23 operating properties totaling approximately $311.4 million in investments during the nine months ended September 30, 2013. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate or real estate-related assets.

Asset Management Fees. We incurred approximately $3.7 million and $9.5 million in asset management fees payable to our Advisor during the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $1.3 million and $3.4 million for the quarter and nine months ended September 30, 2013, respectively. For the quarter and nine months ended September 30, 2014, approximately $0.9 million and $3.8 million, respectively, in asset management fees were forgone in accordance with the terms of the Expense Support Agreements and approximately $0.1 million and $0.2 million, respectively, were capitalized as real estate under development. As described in Note 11, “Related Party Arrangements,” during the quarter and nine months ended September 30, 2014, asset management fees were reduced by $0.9 million and $3.8 million, respectively, because the shares of restricted stock, which will be accepted by the Advisor as payment for asset management services rendered, were valued at zero— the lowest possible value estimated at vesting since the vesting criteria had not been met. For the nine months ended September 30, 2013, approximately $0.5 million in asset management fees were forgone and settled with issuance of restricted stock in accordance with the Expense Support Agreements. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments. We expect increases in asset management fees in the future as we purchase additional real estate or real estate-related assets and the properties owned as of September 30, 2014 are operational for a full period; however, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Property Management Fees. We incurred approximately $3.0 million and $7.0 million in property management fees for the quarter and nine months ended September 30, 2014, respectively, and approximately $0.8 million and $1.8 million for the quarter and nine months ended September 30, 2013, respectively. For the quarter and nine months ended September 30, 2014, approximately $0.6 million and $0.9 million, respectively, were capitalized as real estate under development. For the quarter and nine months ended September 30, 2013, approximately $0.1 million and $0.2 million, respectively, were capitalized as real estate under development. Property management fees generally range from 2% to 5% of property revenues for leased properties depending on the type of property and are paid to third-party managers. However, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party. Overall property management fees increased as a result of the increases in rental income from operating leases and resident fees and services from acquisitions subsequent to September 30, 2013 as well as the properties acquired during the quarter ended September 30, 2013 being owned for the entire nine months ended September 30, 2014. Although we expect total property management fees will increase during 2014, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Contingent purchase price consideration adjustment. During the quarter and nine months ended September 30, 2014, the adjustment for contingent purchase price consideration was $1.8 million and $0.5 million, respectively, relating to two separate acquisitions. Based on lower than expected occupancy and revised projections of future net operating income, we revised our fair value estimate of our Capital Health Yield Guaranty receivable by approximately $1.3 million and recorded as a reduction to our operating loss in the accompanying consolidated statements of operations for nine months ended September 30, 2014. Additionally, based on exceeding certain NOI targets on one of the South Bay II communities, we have recognized $1.8 million of expense during the quarter and nine months ended September 30, 2014. There were no such adjustments for contingent purchase price consideration adjustment for the quarter and nine months ended September 30, 2013.

Depreciation and Amortization. Depreciation and amortization expenses for the quarter and nine months ended September 30, 2014 were approximately $17.6 million and $44.1 million, respectively, and approximately $4.6 million and $9.4 million for the quarter and nine months ended September 30, 2013, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The increase in depreciation and amortization expense across periods resulted from our acquisition of 25 managed senior housing communities, six medical office buildings, three post-acute care hospitals and three acute care hospitals subsequent to September 30, 2013 as well as three managed senior housing communities, 13 medical office buildings and one acute care hospital acquired during the nine months ended September 30, 2013 being owned for the entire period and HarborChase of Villages Crossing and Dogwood Forest of Acworth being placed into service in December 2013 and June 2014, respectively. We expect depreciation and amortization expense to increase as these investments are held in future periods and we acquire additional properties.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the quarter and nine months ended September 30, 2014 were approximately $8.7 million and $22.3 million, respectively, of which $0.2 million and $0.6 million, respectively, was capitalized as development costs relating to our real estate under development. Interest expense and loan cost amortization for the quarter and nine months ended September 30, 2013 was approximately $2.5 million and $7.7 million, respectively, of which approximately $0.5 million and $0.7 million, respectively, were capitalized as development costs relating to our real estate under development. Approximately $5.7 million and $12.9 million of the increase for the quarter and nine months ended September 30, 2014, respectively, was primarily the result of an increase in our average debt outstanding to approximately $845.2 million and $708.5 million, respectively, as compared with approximately $222.0 million and $233.7 million, respectively, for the quarter and nine months ended September 30, 2013. In addition, during the quarter and nine months ended September 30, 2014, we incurred approximately $0.4 million and $1.3 million, respectively, in additional loan costs amortization relating to debt obtained subsequent to September 30, 2013, as well as approximately $0.1 million and $0.4 million, respectively, relating to debt obtained on properties acquired during the nine months ended September 30, 2013. The increase across the nine month periods was partially offset by a write-off of approximately $0.2 million as a loss on the early extinguishment of debt and the payment of an exit fee of approximately $0.8 million upon extinguishment of the CHTSunIV mezzanine loan prior to its maturity date during the nine months ended September 30, 2013.

Equity in Earnings (Loss) of Unconsolidated Entities. Our unconsolidated entities generated losses of approximately $0.2 million and $1.2 million for the quarter and nine months ended September 30, 2014, respectively, relating to our investments in the Windsor Manor and Montecito joint ventures, as compared to earnings of approximately $0.3 million and $1.7 million for the quarter and nine months ended September 30, 2013 relating to our investments in the CHTSunIV, Windsor Manor and Montecito joint ventures. Equity in earnings (loss) from unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences. The change in equity in earnings (loss) of unconsolidated entities was impacted by the sale of our interest in CHTSunIV in July 2013 and will be further impacted by us purchasing the controlling interest in the Montecito Joint Venture in August 2014, which resulted in the consolidation of this investment.

Gain on Sale of Investment in Unconsolidated Entity. During the quarter and nine months ended September 30, 2013, we recognized a gain of approximately $4.5 million related to the CHTSunIV Disposition. See “Sources of Liquidity and Capital Resources – Distributions from Unconsolidated Entities” for additional information. There was no sale of unconsolidated entities during the quarter and nine months ended September 30, 2014 nor do we currently expect future sales of investments in unconsolidated entities.

Gain from Purchase of Controlling Interest of Investment in Unconsolidated Entity. During the quarter and nine months ended September 30, 2014, we recognized a gain of approximately $2.8 million related to the purchase of our co-venture partner’s 10% interest in the Montecito Joint Venture for approximately $1.6 million. As a result of this transaction, we own 100% of the Montecito Joint Venture, and began consolidating all of the assets, liabilities and results of operations in our consolidated financial statements upon acquisition. Accordingly, we recorded a step up from our carrying value of the investment in the Montecito Joint Venture to the estimated fair value of the net assets acquired and liabilities assumed. Refer to Note 3, “Acquisitions – Purchase of Controlling Interest in Montecito Joint Venture,” for additional information. There was no change in the controlling interest of unconsolidated entities during the quarter and nine months ended September 30, 2013 nor do we currently expect future changes in control of investments in unconsolidated entities.

Income Tax Benefit (Expense). During the quarter and nine months ended September 30, 2014, we recognized state and federal income tax benefit (expense) related to our properties of approximately $0.04 million and $0.01 million, respectively, as compared to approximately $0.02 million during the nine months ended September 30, 2013. There was no tax expense for the quarter ended September 30, 2013.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(12,204)	$(2,305)	$(37,030)	$(8,944)
Adjustments:
Depreciation and amortization	17,550	4,566	44,111	9,448
FFO adjustments from unconsolidated entities (6)	551	359	2,570	2,605
Gain from change in control of investment in unconsolidated entity	(2,798)	—	(2,798)	—
Gain on sale of investment in unconsolidated entity	—	(4,486)	—	(4,486)

Total funds from operations	3,099	(1,866)	6,853	(1,377)
Acquisition fees and expenses (1)	3,729	6,694	15,726	9,638
Straight-line adjustments for leases (2)	(323)	(566)	(1,595)	(1,403)
Amortization of above/below market intangible assets and liabilities (3)	71	(7)	188	(7)
Loss on extinguishment of debt (4)	—	—	—	244
Adjustments relating to contingent purchase price obligations (5)	1,800	—	479	—
MFFO adjustments from unconsolidated entities (6)	12	5	46	328

Modified funds from operations	$8,388	$4,260	$21,697	$7,423

Weighted average number of shares of common stock outstanding (basic and diluted) (7)	85,649	44,436	74,348	34,235

Net loss per share (basic and diluted)	$(0.14)	$(0.05)	$(0.50)	$(0.26)

FFO per share (basic and diluted)	$0.04	$(0.04)	$0.09	$(0.04)

MFFO per share (basic and diluted)	$0.10	$0.10	$0.29	$0.22

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses for business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.

(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(5)	Management believes that the elimination of the adjustments relating to contingent purchase price obligations included in operating income (expense) for GAAP purposes is appropriate because the adjustment is a non-recurring adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(6)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
(7)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Off-Balance Sheet Arrangements

In June 2014, our Windsor Manor joint venture refinanced approximately $18 million of its then-current outstanding debt related to five senior housing communities in Iowa of which approximately $11.6 million related to a bridge loan maturing on June 30, 2014 and the approximate $6.4 million remaining related to the extinguishment of joint venture’s other mortgage loans prior to the scheduled expirations. In connection therewith, the joint venture paid an exit fee of approximately $0.5 million upon extinguishment of the mortgage loans. The new loan includes a five year term with monthly principal and interest payments based upon a 25-year amortization and a variable interest rate equal to LIBOR plus 3.5%. In addition, in connection with the refinancing, our Windsor Manor joint venture received aggregate proceeds of $22 million of which approximately $0.4 million were used to pay loan costs associated with the refinancing and the remaining $3.6 million were available for capital distribution to the members. Our Windsor Manor joint venture declared capital distributions of $2.2 million and $1.4 million, respectively, to us and our joint venture partner as a return of capital. These capital distributions were paid to the respective members in the third quarter of 2014.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of September 30, 2014:

	Payments Due by Period
	2014	2015-2016	2017-2018	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$9,191	$160,481	$357,341	$332,746	$859,759
Revolving Credit Facility (principal and interest)	1,626	191,457	—	—	193,083
Development contracts on development properties (1)	33,202	58,023	—	—	91,225
Ground and air rights leases (2)	54	437	449	21,846	22,786

	$44,073	$410,398	$357,790	$354,592	$1,166,853

FOOTNOTES:

(1)	The amounts presented above represent accrued development costs as of September 30, 2014 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs. The amounts include approximately $86.1 million of contractual obligations with third-party developers and approximately $5.1 million of additional expected development costs that have been included in the respective development budgets.
(2)	Ground and air rights leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2053 to 2082.

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

The following is a schedule as of September 30, 2014, of our variable rate debt maturities for the remainder of 2014 and each of the next four years, and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt	$2,040	$8,373	$8,733	$9,135	$203,217	$142,082	$373,580	$361,000	(1)

Weighted average interest rate on fixed debt	4.26%	4.26%	4.26%	4.26%	4.30%	4.18%	4.25%

Variable rate debt	$980	$6,214	$267,817	$20,946	$85,186	$125,483	$506,626	$508,000

Average interest rate on variable rate debt	Libor + 2.73%	Libor + 2.73%	Libor + 2.73%	Libor + 2.61%	Libor + 2.57%	Libor + 2.57%	Libor + 2.71%

FOOTNOTES:

(1)	The estimated fair value of our fixed rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2014. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a one-percentage point increase in LIBOR in 2014 compared to LIBOR rates as of September 30, 2014 would result in additional interest expense on our variable rate debt of approximately $5.1 million for the year ending December 31, 2014. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels or any offsetting gains on interest rate swap contracts.

As of September 30, 2014, the Company’s debt is comprised of approximately 42.4% in fixed rate debt, approximately of 30.6% variable rate debt with forward starting interest rate swaps and approximately 27.0% of unhedged variable rate debt (the majority of which is our Revolving Credit Facility). We believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate swaps on unhedged variable rate debt.

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

Our long-term leases may not result in fair market lease rates over time; therefore, our income and our distributions could be lower than if we did not enter into long-term leases.

We typically enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels less than then-current market rental rates even after contractual rent increases. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long-term leases.

Medical office building properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.

Our medical office building properties may have vacancies as a result of a tenant’s default under its lease or the expiration of tenant leases. If a high rate of vacancies occur and persist, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce your return.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Secondary Sales of Registered Shares between Investors

In July 2014, we became aware of transfers of 1,039 shares by investors. The shares were transferred at a sales price of $8.57 per share. We are not aware of any other transfers of shares by investors for the nine months ended September 30, 2014 and we are not aware of any other trades of our shares, other than previous purchases made in our public offerings and redemptions of shares by us.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between July 1, 2014 and September 30, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publically announced plan	Maximum number of shares that may yet be purchased under the plan (1)
July 1, 2014 through July 31, 2014	—	—	—	1,520,016
August 1, 2014 through August 31, 2014	—	—	—	1,555,020
September 1, 2014 through September 30, 2014	232,678	$9.13	232,678	1,465,804

Total	232,678	$9.13	232,678

FOOTNOTE:

(1)	This represents the maximum number of shares which can be redeemed under the redemption plan is subject to a five percent limitation in a rolling 12-month period as described above. However, we are not obligated to redeem such amounts and this does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use the full amount of the proceeds from the sale of shares under our Reinvestment Plan attributable to any month to redeem shares presented for redemption during such month. Any amount of Offering proceeds which is available for redemptions but which is unused may be carried over to the next succeeding calendar quarter for use in addition to the amount of Offering proceeds and Reinvestment Plan proceeds that would otherwise be available for redemptions.

Use of Proceeds from Registered Securities

On June 27, 2011, our Registration Statement (File No. 333-168129), covering a public offering of up to 300,000,000 shares of common stock, was declared effective by the SEC, and our Offering commenced and is ongoing. The use of proceeds from our Offering was as follows as of September 30, 2014 (in thousands, except shares):

	Total	Payments to Affiliates (2)	Payments to Others
Shares registered	300,000,000
Aggregate price of offering amount registered	$3,000,000
Shares sold (1)	91,188,140

Aggregate amount sold (3)	$893,522
Offering expenses (4)	(103,161)	$(64,821)	$(38,340)

Net offering proceeds to the issuer	790,361
Proceeds from borrowings, net of loan costs	1,014,968

Total net offering proceeds and borrowings	1,805,329
Purchases of real estate and development costs	(1,475,262)	—	(1,475,262)
Repayment of borrowings	(173,710)	—	(173,710)
Payment of acquisition fees and expenses	(51,120)	(32,860)	(18,260)
Investments in unconsolidated entities	(9,509)	—	(9,509)
Deposits on real estate	(2,950)	—	(2,950)
Distribution to holder of promoted interest	(2,000)	—	(2,000)
Payment of distributions	(3,431)	(15)	(3,416)
Operating expenses (5)	(1,801)	(1,466)	(335)
Payment of lender deposits	(1,417)	—	(1,417)
Redemption of common stock	(375)	—	(375)
Payment of leasing costs	(271)	—	(271)

Unused proceeds from Offering and borrowings	$83,483

FOOTNOTES:

(1)	Excludes 22,222 unregistered shares of our common stock sold to the Advisor in June 2010 and approximately 2.9 million shares issued as stock distributions as of September 30, 2014.
(2)	Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer.
(3)	Excludes dividend reinvestment proceeds of approximately $21.3 million.
(4)	Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the Managing Dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in payments to others for purposes of this table.
(5)	Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering and borrowings. The amounts presented above represent the net proceeds used for such purposes as of September 30, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 2014.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.