Form 10-K
period 2014-12-31
CNL Healthcare Properties, Inc.
filed 2015-03-27
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.14 offering price of the shares in effect on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was $788.8 million.

The number of shares of common stock of the registrant outstanding as of March 18, 2015 was 133,533,876.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Healthcare Properties, Inc.

Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders

(Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than

April 30, 2015.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

We had no operations prior to the commencement of our initial public offering on June 27, 2011 (the “Initial Offering”). The net proceeds from our public offerings are contributed to CHP Partners, LP, our limited partnership, in exchange for partnership interests. Substantially all of our assets are held by, and all operations are conducted through, the limited partnership.

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

Our investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the senior housing, medical office, post-acute care and acute care asset classes. The types of senior housing that we may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, and memory care facilities. The types of medical office facilities that we may acquire include medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that we may acquire include skilled nursing facilities, long-term acute care hospitals and inpatient rehabilitative facilities. The types of acute care facilities that we may acquire include general acute care hospitals and specialty surgical hospitals. We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

We are committed to investing the proceeds of our Offering through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets. We expect to primarily lease senior housing properties to wholly-owned taxable REIT subsidiaries (“TRS”) and engage independent third-party managers under management agreements to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”); however, we may also lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). Medical office, post-acute care and acute care properties will be leased on a triple-net, net or modified gross basis to third-party tenants. In addition, we expect most investments will be wholly owned, although, we have and may continue to invest through partnerships with other entities where we believe it is appropriate and beneficial. We have and may continue to invest in new property developments or properties which have not reached full stabilization. Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types. We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property. In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on the acquisition of healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term. Our healthcare investment portfolio is geographically diversified with properties in 29 states. The map below shows our current property allocations across geographic regions as of March 18, 2015:

As of March 18, 2015, our healthcare investment portfolio consisted of interests in 102 properties, including 55 senior housing communities, 34 medical offices, nine post-acute care facilities and four acute care hospitals. Of our properties held at March 18, 2015, four of our 55 senior housing communities currently have real estate under development and five were owned through an unconsolidated joint venture. The following table summarizes our healthcare portfolio by asset class and investment structure as of March 18, 2015:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments

Consolidated investments:
Senior housing leased (1)	10	$157.1	7.8%
Senior housing managed (2)	36	884.3	44.1%
Senior housing developments (3)	4	47.1	2.3%
Medical office leased (1)	34	641.8	32.0%
Post-acute care leased (1)	9	124.3	6.2%
Acute care leased (1)	4	122.1	6.1%
Unconsolidated investments:
Senior housing managed (4)	5	31.1	1.5%

	102	$2,007.8	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)	Senior housing communities that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.
(3)	Investments herein represent funded and accrued development costs as of December 31, 2014.
(4)	Properties that are owned through an unconsolidated joint venture and are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure). The joint venture is accounted for using the equity method.

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

In addition to operating statistics of the underlying properties, when evaluating the performance of our healthcare portfolio within the senior housing and post-acute care asset classes, management reviews occupancy levels and monthly revenue per occupied unit (“RevPOU”), which we define as total revenue divided by average number of occupied units or beds during a month and is considered a performance metric within these asset classes. Similarly, within the medical office and acute care asset classes, management reviews operating statistics of the underlying properties, including occupancy levels and monthly revenue per square foot. Lastly, when evaluating the performance of our third party operators or developers, management reviews monthly financial statements, property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits. All of the aforementioned metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

Furthermore, in our evaluation of the properties that we have purchased and additional properties that we expect to purchase, we consider the operating stage of the investments within the following stages: development, value-add or stabilizing and stabilized. Development properties are those in which we or our joint venture have purchased land for the development of new operating properties. We typically hold rights as the owner or managing member of the development properties while a third-party or our joint venture partner manages the development, construction and certain day-to-day operations of the property subject to our oversight. Stabilizing properties are either developed properties that have been fully constructed and in lease-up phase (typically 18 months post-construction) or existing (“value-add”) properties in which we expect to make capital investments to upgrade or expand. A property is considered stabilized upon the earlier of (i) when the property reaches 85% occupancy for a trailing three month period, or (ii) a two year period from acquisition or completion of development. For those assets that are above an 85% occupancy level and subsequently drop below 85%, they are reclassified to stabilizing until they hit the trailing three month 85% occupancy metric.

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

Based on revenues as of December 31, 2014, the Company’s portfolio is comprised of 69.2% stabilized properties and 30.8% value-add or stabilizing properties, of which 2.4% are recently completed developments that are currently in the lease-up phase.

The following table lists our occupancy, RevPOU and revenue per square feet by asset class within our healthcare portfolio as of December 31, 2014:

Operating Stage	Occupancy %	RevPOU	Rent per Square Foot
Value-add or Stabilizing:
Senior Housing	69.8%	$3,595	$—

Medical Office	77.6%	$—	$2.45

Stabilized:
Senior Housing	91.0%	$4,280	$—

Medical Office	94.0%	$—	$3.01

Acute Care	100.0%	$—	$4.51

Post-Acute Care (1)	99.9%	$6,888	$2.67

FOOTNOTE:

(1)	Post-acute care is comprised of skilled nursing facilities, which are evaluated based on RevPOU, and inpatient rehabilitation hospitals, which are evaluated based on revenue per square feet.

Real Estate Under Development

As of March 18, 2015, we had interests in four senior housing developments that will provide us with 480 additional units upon completion as follows:

Property Name (and Location)	Developer	Number of Units Upon Completion	Development Costs Incurred (in millions) (1)	Remaining Development Budget (in millions) (2)	Maximum Construction Loans (in millions)	Estimated Completion Date
Wellmore of Tega Cay (Tega Cay, SC)	Maxwell Group, Inc.	104 units	$22.2	$18.3	$26.3	3rd quarter 2015
HarborChase of Shorewood (Shorewood, WI)	Harbor Shorewood Development, LLC	94 units	9.3	17.2	16.7	4th quarter 2015
Watercrest at Katy (Katy, TX) (3)	South Bay Partners, Ltd	210 units	8.6	30.9	26.7	1st quarter 2016
Raider Ranch (Lubbock, TX)	South Bay Partners, Ltd	72 units	7.0	10.0	9.7	1st quarter 2016

	Total	480 units	$47.1	$76.4	$79.4

FOOTNOTES:

(1)	This amount represents land and total capitalized costs for generally accepted accounting principles (“GAAP”) purposes for the acquisition, development and construction of the senior housing community as of December 31, 2014. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.
(2)	This amount includes preleasing and marketing costs which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 95%.

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

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of December 31, 2014:

Tenants and Operators	Number of Tenants / Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease / Operator Expiration Year
Tenants
TSMM Management, LLC	10	945	27.4%	2022
Senior Living Centers	6	261	7.6%	2023
Novant Medical Group, Inc.	30	185	5.4%	2025
Other tenants (1)	372	2,061	59.6%	2015-2033

Tenants Total	418	3,452	100.0%

Operators (2)
Integrated Senior Living, LLC	5	1,319	32.4%	2024
Prestige Senior Living, LLC	13	895	22.0%	2019
MorningStar Senior Management, LLC	4	834	20.5%	2018
Harbor Retirement Associates, LLC	3	246	6.0%	2018 - 2023
Jerry Erwin Associates, Inc.	4	235	5.8%	2019
Generations - UT, LLC	1	229	5.6%	2019
Capital Health Managers	5	225	5.5%	2017
Trinity Lifestyles Management II, LLC	1	87	2.2%	2019

Operators Total	36	4,070	100.0%

FOOTNOTES:

(1)	Comprised of various tenants each of which comprise less than 5% of our rentable square footage.
(2)	Represent third-party managers that operate our senior housing communities under the RIDEA structure.

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

Tenant Lease Expirations

As of December 31, 2014, we owned 55 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases. During the year ended December 31, 2014, our rental revenues from operating leases represented approximately 27.2% of our total revenues. As of December 31, 2014, approximately 69.7% of our rental revenues from operating leases were scheduled to expire in 2019 or later. We do not expect lease turnover or any increases in property operating expenses to have a significant impact on our cash flow from operations in the near term.

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date. As of December 31, 2014, approximately 30.3% of our rental revenues from operating leases were scheduled to expire through 2018. We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.” Although modifications to leases could adversely impact our cash from operations in the near term, we anticipate that any extensions of existing lease terms could increase the value of our properties. Also, certain amendments or modifications to the terms of existing leases could require lender approval.

Under the terms of our triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses (“Triple-net Lease”). Each tenant is expected to pay real estate taxes directly to taxing authorities. However, if the tenant does not pay, we will be liable.

Under the terms of our net, modified gross or similar lease agreements for multi-tenant properties with third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance (“Modified Lease”). These amounts are billed monthly and recorded as tenant reimbursement income in the accompanying consolidated statements of operations.

The following table lists, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st and thereafter on our consolidated healthcare investment portfolio (excludes real estate under development), assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of December 31, 2014:

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2015	74	259	$6,498	8.5%
2016	48	178	4,463	5.8%
2017	45	198	4,936	6.4%
2018	74	310	7,437	9.6%
2019	55	249	6,596	8.5%
2020	20	168	4,106	5.3%
2021	11	84	2,002	2.6%
2022	15	983	13,626	17.7%
2023	55	602	15,769	20.4%
2024	4	54	1,561	2.0%
Thereafter	17	367	10,176	13.2%

Total	418	3,452	$77,170	100.0%

Weighted Average Remaining Lease Term: (3)			7.2 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Share Price Valuation

We have adopted a valuation policy designed to follow recommendations of the Investment Product Association (“IPA”), in the IPA Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, which was adopted by the IPA effective May 1, 2013 (“IPA Valuation Guideline”). The purpose of our valuation policy is to establish guidelines to be followed in determining the net asset value per share of our common stock for regulatory and investor reporting and on-going evaluation of investment performance. Net asset value (“NAV”) means the fair value of real estate, real estate-related investments and all other assets less the fair value of total liabilities. Our NAV will be determined based on the fair value of our assets less liabilities under market conditions existing as of the time of valuation and assuming the allocation of the resulting net value among our stockholders after any adjustments for incentive, preferred or special interests, if applicable.

In accordance with our policy, the audit committee of our board of directors, comprised of our independent directors (“Valuation Committee”), oversees our valuation process and engages one or more third-party valuation advisors to assist in the process of determining the NAV per share of our common stock.

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

Our NAV per share was $9.52 as of September 30, 2014. In accordance with our valuation policy and as recommended by the IPA Valuation Guideline, we expect to produce an estimated NAV per share at least annually as of September 30 and disclose such amount as soon as possible after quarter end. However, the next valuation may be deferred, in the sole discretion of our board of directors, until after December 31, 2015.

For a detailed discussion of the determination of the offering price for our Offering and NAV per share of our common stock, including our valuation process and methodology, see Item 5. “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities—Determination of Estimated Net Asset Value per Share as of September 30, 2014 and Offering Price.”

Common Stock Offerings

On June 27, 2011, we commenced our Initial Offering, including shares being offered through our distribution reinvestment plan (“Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the Securities and Exchange Commission (“SEC”). Upon commencement of the Initial Offering, the shares were offered at $10.00 per share, or $9.50 per share pursuant to the Reinvestment Plan. Effective December 11, 2013, our board of directors determined the new offering price for our shares to be $10.14 per share, or $9.64 per share pursuant to the Reinvestment Plan, based on our then-current NAV per share. Effective November 4, 2014, our board of directors determined the new offering price for our shares to be $10.58 per share, or $10.06 per share pursuant to the Reinvestment Plan, based on our updated NAV per share. In addition, we filed a follow-on registration statement on Form S-11 under the Securities Act of 1933 with the SEC in connection with the proposed offering of up to $1 billion in shares of common stock (“Follow-On Offering”), which was declared effective on February 2, 2015. We expect to sell shares of our common stock in the Follow-On Offering until the earlier of the date on which the maximum offering amount has been sold, or December 31, 2015; provided, however, that we will periodically evaluate the status of the Follow-On Offering, and our board of directors may extend the Follow-On Offering beyond December 31, 2015 after taking into account such factors as it deems appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic or market trends.

As of December 31, 2014 and December 31, 2013, we had received aggregate offering proceeds of approximately $1.1 billion (113.0 million shares) and $568.9 million (57.0 million shares), respectively, including approximately $27.1 million (2.8 million shares) and $9.4 million (1.0 million shares), respectively, received through our Reinvestment Plan. The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Initial Offering.

Distribution Policy

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. Our Advisor, its affiliates or other related parties may defer or waive asset management fees, property management fees, expense reimbursements or other fees in order for us to have cash to pay distributions in excess of available cash flow from operating activities or funds from operations. Until we have sufficient cash flow from operating activities or funds from operations, we have decided and may continue to make stock distributions or to fund all or a portion of the payment of distributions from other sources; such as from cash flows generated by financing activities, a component of which includes our borrowings, whether collateralized by our assets or unsecured, and the proceeds of our public offerings, whether our Initial Offering or our Follow-On Offering (collectively, the “Offerings”).

On July 29, 2011, our board of directors authorized a distribution policy providing for monthly cash distributions of $0.03333 (which was equal to an annualized distribution rate of 4% based on our initial $10.00 share price) together with stock distributions of 0.00250 shares of common stock (which is equal to an annualized distribution rate of 3% on our initial $10.00 share price) for a total annualized distribution of 7% on each outstanding share of common stock payable to all common stockholders of record as of the close of business on the first business day of each month. Our board authorized a policy providing for distributions of cash and stock rather than solely of cash in order to retain cash for investment opportunities and to allow the Company to invest in new developments or newer value-add properties which have not yet reached stabilized occupancy, which we believe may result in higher value over our holding period.

In December 2013, in connection with the determination of our estimated NAV per share, our board of directors determined to increase the amount of monthly cash distributions to $0.03380 per share and together with monthly stock distributions of 0.00250 shares of common stock payable to all common stockholders of record as of the close of business on January 1, 2014.

In October 2014, in connection with the determination of our estimated NAV per share, our board of directors increased the amount of monthly cash distributions to $0.0353 per share together with monthly stock distributions of 0.0025 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month beginning December 1, 2014. This change allows us to maintain our historical annual distribution rate of 4% in cash (based on the current $10.58 offering price) and 3% in stock (based on three shares for each 100 outstanding shares of common stock). The change will remain in effect until our board of directors determines otherwise. Our board of directors may increase the proportion of distributions paid in cash as our asset base grows and our cash flows increase. We anticipate that our stock dividend will be discontinued at or around the time in which our Follow-on Offering is closed, subject to the discretion of our board of directors.

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

Borrowings

We have borrowed, and intend to borrow, funds to acquire properties, make loans and other permitted investments and to pay certain related fees. We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes. We also intend to encumber assets in connection with such borrowings and are subject to certain customary covenants and limitations in connection with our borrowings. The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our intent is to target our aggregate borrowings ranging from 40% to 60% of the aggregate value of our assets once we own a seasoned and stable asset portfolio, although initially our aggregate borrowings may be greater than 60% of the aggregate value of our assets. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. As of December 31, 2014 and December 31, 2013, we had an aggregate debt leverage ratio of approximately 53.3% and 52.9%, respectively, of the aggregate carrying value of our assets.

Competition

The current market for healthcare real estate is highly competitive as is the leasing market for such properties. We compete for investments and financing with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships, many of which will have greater resources and lower costs of capital than we do. The level of competition impacts both our ability to raise capital, find investments and locate suitable tenants. We may also compete with affiliates to acquire properties and other investments.

Our tenants and operators compete with other properties that provide comparable services in their local markets. Tenants and operators compete for patients, tenants and residents based on a variety of factors including, but not limited to: quality of care, reputation, location, services offered, physician groups, staff and price. We also face competition from other properties for tenants or residents, such as physicians and other health care providers that provide comparable facilities and services.

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

Tax Status

We elected to be taxed as a REIT under the Internal Revenue Code (“Code”) beginning with our taxable year ending December 31, 2012. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal, state, or local taxes if our TRS entities have taxable income in any given year.

Advisor

Our Advisor has responsibility for our day-to-day operations, administering our accounting functions, serving as our consultant in connection with policy decisions to be made by our board of directors, and identifying and making acquisitions and investments on our behalf. In exchange for these services, our Advisor is entitled to receive certain fees from us.

Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, our Offerings, acquisitions, and operating activities. To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (“Expense Year”), commencing with the Expense Year ending June 30, 2013, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the Expense Year ended December 31, 2014, the Company did not incur operating expenses in excess of the limitation.

The current advisory agreement, which was approved by the board of directors on March 4, 2014, continues through June 2015. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data” – Note 11. “Related Party Arrangements.”

Available Information

CNL Financial Group, LLC (our “Sponsor” or “CNL”) maintains a web site at www.cnlhealthcareproperties.com containing additional information about our business, and a link to the SEC web site (www.sec.gov). We make available free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we file such material, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

The contents of our web site are not incorporated by reference in, or otherwise a part of, this report.

Item 1A.	RISK FACTORS

Valuation Related Risks

In determining the Company’s estimated net asset value per share, the Company primarily relied upon a valuation of the Company’s portfolio of properties and debt as of September 30, 2014. Valuations and appraisals of the Company’s properties and outstanding debt are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties. Therefore, the Company’s estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of the Company’s properties.

For the purposes of calculating the Company’s estimated net asset value per share, the Company retained an investment banking firm as valuation expert to determine the Company’s estimated net asset value per share and the value of the Company’s properties and debt as of September 30, 2014. The valuation methodologies used to estimate the net asset value of the Company’s shares as well as the value of the Company’s properties and outstanding debt, involved certain subjective judgments, including but not limited to, discounted cash flow analyses for wholly owned and partially owned properties. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond the Company’s control and the control of the Company’s Advisor and the Company’s valuation expert. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of the Company’s properties and the Company’s investments in real estate-related assets may not correspond to the realizable value upon a sale of those assets. Because the price investors will pay for shares in the Company’s offering is primarily based on the Company’s estimated net asset value per share, investors may pay more than realizable value for an investment when investors purchase shares or receive less than realizable value when investors sell their shares.

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

Prior to 2013, the Company has generated little, if any, cash flow from operations or funds from operations and does not expect to do so until the Company makes substantial investments. Further, to the extent the Company invests in development or redevelopment projects, or in properties requiring significant capital, the Company’s ability to make cash distributions may be negatively affected, especially during the Company’s early stages of operations. The Company’s organizational documents permit it to make distributions from any source, such as from the proceeds of the Company’s offerings, cash advances to the Company by its Advisor, cash resulting from a deferral or waiver of asset management fees or expense reimbursements, and borrowings, which may be unsecured or secured by the Company’s assets, in anticipation of future net operating cash flow. Accordingly, until such time as the Company is generating sufficient operating cash flow or funds from operations to support the full distribution, the Company has determined to pay a portion of its distributions from sources other than net operating cash flows. The Company has not established any limit on the extent to which the Company may use alternate sources, including borrowings or proceeds of the Company’s offerings, to pay distributions. Commencing in the fourth fiscal quarter of 2011, the Company has made cash distributions from offering proceeds, which is dilutive to the Company’s stockholders. To the extent the Company makes cash distributions, or a portion thereof, from sources other than operating cash flow or funds from operations, the Company will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, which might cause the Company to reduce the offering price in this offering or in future offerings, and there will be no assurance that the Company will be able to sustain distributions at that level. Further, distributions that exceed cash flow from operations or funds from operations may not be sustainable. The use of offering proceeds to fund distributions benefits earlier investors who benefit from the investments made with funds raised later in the offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors. Distributions will be taxable as ordinary income to the stockholders to the extent such distributions are made from the Company’s current and accumulated earnings and profits. In addition, to the extent distributions exceed earnings and profits calculations on a tax basis, a stockholder’s basis in the Company’s stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain in the future.

There can be no assurance that the Company will be able to achieve expected cash flows necessary to pay or maintain distributions at any particular level or that distributions will increase over time.

There are many factors that can affect the availability and timing of distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and investments in real estate-related securities, mortgage or other loans and assets, current and projected cash requirements and tax considerations. Distributions may be limited in whole or in part by covenants of the Company’s revolving credit facilities or other loans. Because the Company receives income from property operations and interest or rents at various times during the Company’s fiscal year, distributions paid may not reflect the Company’s income earned in that particular distribution period. The amount of cash available for distributions is affected by many factors, such as the Company’s ability to make asset acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that the Company invests in, as well as the Company’s operating expense levels and many other variables. Actual cash available for distribution may vary substantially from estimates. The Company’s actual results may differ significantly from the assumptions used by the Company’s board of directors in establishing the distribution rates to be paid on its shares.

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

If the Company decides to list the Company’s common stock on a national exchange, it may wish to lower the Company’s distribution rate in order to optimize the price at which the Company’s shares would trade. In addition, subject to the applicable REIT rules, the Company’s board of directors, in its discretion, may retain any portion of the Company’s cash on hand or use offering proceeds for capital needs and other corporate purposes. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this prospectus, as well as other factors that the Company’s board of directors may, from time to time deem relevant to consider when determining an appropriate common stock distribution. As of December 31, 2014, the Company has experienced cumulative losses and cannot assure investors that it will generate or have sufficient cash available to continue paying distributions to investors at any specified level or that distributions the Company makes may not be decreased or be eliminated in the future.

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

Further, the Company’s success depends to a significant degree upon the contributions of James M. Seneff, Jr., the Company’s chairman of the board of directors, Thomas K Sittema, vice chairman of the board of directors, Stephen H. Mauldin, the Company’s president and chief executive officer, and Joseph T. Johnson, the Company’s chief financial officer and treasurer, each of whom would be difficult to replace. If any of these key personnel were to cease their affiliation with the Company or the Company’s affiliates, the Company may be unable to find suitable replacement personnel and the Company’s operating results could suffer. In addition, the Company has entered into an advisory agreement with the Advisor which contains a non-solicitation and non-hire clause prohibiting the Company or the Company’s operating partnership from (i) soliciting or encouraging any person to leave the employment of the Advisor; or (ii) hiring on the Company’s behalf or on behalf of the Company’s operating partnership any person who has left the employment of the Advisor for one year after such departure. All of the Company’s executive officers and the executive officers of the Advisor are also executive officers of CNL Lifestyle Properties, Inc. and its Advisor, both of which are affiliates of the Advisor. In the event that CNL Lifestyle Properties, Inc. internalizes the management functions provided by its Advisor, such executive officers may cease their employment with the Company and the

Advisor. In that case, the Advisor would need to find and hire an entirely new executive management team. The Company believes that its future success depends, in large part, upon the Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and the Advisor may be unsuccessful in attracting and retaining such skilled personnel. The Company does not maintain key person life insurance on any of its officers..

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

In addition, any deterioration in the perception of CNL in the broker-dealer and financial advisor industries could result in an adverse effect on fundraising in the Company’s Follow-on Offering and its ability to acquire assets and obtain financing from third parties on favorable terms.

Adverse changes in affiliated programs could also adversely affect our ability to raise capital.

CNL has one other public, non-traded, real estate investment program which has investment objectives similar to the Company’s, CNL Lifestyle Properties, Inc., which is closed to new investors and evaluating liquidity events, but still actively investing. Our Sponsor also has two other public, non-traded real estate investment programs, CNL Growth Properties, Inc. and Global Income Trust, Inc., which are closed to new investors. Adverse results in the other non-traded REITs on the CNL platform have the potential to affect CNL’s and the Company’s reputation among financial advisors and investors, which could affect the Company’s ability to raise capital.

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

The interest of later investors in the Company’s common stock will be diluted as a result of the Company’s stock distribution policy.

The Company’s board of directors authorized a distribution policy under which the Company issues stock distributions monthly. This distribution policy will continue until terminated or amended by the Company’s board of directors. Therefore, investors who have purchased shares in the Company’s Initial Offering or who purchase shares early in the Follow-on Offering, as compared with later investors, will receive more shares for the same cash investment as a result of this distribution policy. Because they own more shares, upon a sale or liquidation of our Company, investors who purchased the Company’s shares early will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. The Company’s policy of paying distributions partially in stock was established in part to align investors with the anticipated appreciation and cash generating capabilities of the Company’s assets; however, unless the Company’s assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions and the Company’s offering, acquisition and operating expenses, the net asset value per share will be less than the public offering price paid for the share. Because of the Company’s ongoing stock distribution policy, the value of total shares held by a later investor purchasing the Company’s stock will be below the value of total shares held by an earlier investor, even if each initially acquired the same amount of shares at the same public offering price, because the earlier investor would have received a greater number of stock distribution shares. The Company anticipates that its stock distribution will be discontinued at or around the time in which the Follow-on Offering is closed, subject to the discretion of its board of directors.

The Company may be restricted in its ability to replace the Property Manager under certain circumstances which could have a material adverse effect on the Company’s business and financial condition.

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

Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by Financial Industry Regulatory Authority, Inc. and the Commission.

The Company’s securities, like other non-traded REITs, are sold through broker-dealers and financial advisors. Governmental and self-regulatory organizations such as the Commission and self-regulatory organizations such as Financial Industry Regulatory Authority, Inc. (“FINRA”) impose and enforce regulations on broker-dealers, investment advisers and similar financial services companies. In disciplinary proceedings in 2012, the Enforcement Division of FINRA required a broker-dealer to pay restitution to investors of a non-traded REIT in connection with the broker-dealer’s sale and promotion activities. FINRA has also filed complaints against a broker-dealer firm with respect to (i) its solicitation of investors to purchase shares in a non-traded REIT without conducting a reasonable inquiry of investor suitability and (ii) its provision of misleading distribution information. In February 2014, four non-traded REITs with affiliated sponsors disclosed in public filings a settlement with the Commission with respect to allegations that these REITs misled investors about their share-pricing methods, concealing inter-fund transactions and extra payments to executives.

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

James M. Seneff, Jr. and Thomas K. Sittema serve as the Company’s chairman and vice chairman, respectively, of the Company’s board of directors and concurrently serve as directors for CNL Lifestyle Properties, Inc., an affiliate. Mr. Seneff also currently serves as the chairman and a director for each of CNL Growth Properties, Inc. and Global Income Trust, Inc., each of which are affiliates of the Company and/or the Advisor. These directors may experience conflicts of interest in managing the Company because they also have management responsibilities for these affiliated entities, which invest in properties in the same markets as the Company’s properties.

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

One or more real estate investment programs sponsored by CNL or the Sponsor may seek to invest in properties and other real estate-related investments similar to the assets the Company seeks to acquire. CNL has one public, real estate investment program, CNL Lifestyle Properties, Inc., which has investment strategies similar to the Company. CNL Lifestyle Properties, Inc. is managed by the executive officers of the Advisor and invests in commercial properties, including lifestyle, lodging, attraction and senior housing properties. As a result, the Company may be buying properties and other real estate-related investments at the same time as CNL Lifestyle Properties, Inc. is buying properties and other real estate-related investments in certain of the asset classes in which the Company focuses. The Company cannot assure investors that properties the Company wants to acquire will be allocated to the Company in this situation. CNL is not required to allocate each prospective investment to the Advisor for review. The Advisor may choose a property that provides lower returns to the Company than a property allocated to CNL Lifestyle Properties, Inc. In addition, the Company may acquire properties in geographic areas where other programs sponsored by CNL or the Sponsor also invest. If one of such other programs sponsored by CNL or the Sponsor attracts a tenant for which the Company is competing, the Company could suffer a loss of revenue due to delays in locating another suitable tenant. Investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

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

The Company’s long-term leases may not result in fair market lease rates over time; therefore, the Company’s income and its distributions could be lower than if the Company did not enter into long-term leases.

The Company typically enters into long-term leases with tenants of certain of its properties. The Company’s long-term leases would likely provide for rent to increase over time. However, if the Company does not accurately judge the potential for increases in market rental rates, the Company may set the terms of these long-term leases at levels less than then-current market rental rates even after contractual rent increases. Further, the Company may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, the Company’s income and distributions could be lower than if the Company did not enter into long-term leases.

Medical office building properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.

The Company’s medical office building properties may have vacancies as a result of the continued default of tenants under their leases or the expiration of tenant leases. If a high rate of vacancies persist, the Company may suffer reduced revenues. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce your return.

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

Lack of diversification of the Company’s properties may increase the Company’s exposure to the risks of adverse economic conditions as to particular asset classes and categories of property within asset classes.

Since the Company’s assets are concentrated in certain asset classes or any brand or other category within an asset class, an economic downturn in such class or asset category could have an adverse effect on the Company’s results of operations and financial condition.

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

Certain of the properties that the Company acquires may be on land owned by a governmental entity or other third party, while the Company owns a leasehold, permit, or similar interest. This means that the Company does not retain fee ownership in the underlying land. Accordingly, with respect to such properties, the Company will have no economic interest in the land or buildings at the expiration of the ground lease or permit. As a result, the Company will not share in any increase in value of the land associated with the underlying property and may forfeit rights to assets constructed on the land such as buildings and improvements at the end of the lease. Further, because the Company does not completely control the underlying land, the governmental or other third party owners that lease this land to the Company could take certain actions to disrupt the Company’s rights in the properties or the Company’s tenants’ operation of the properties or take the properties in an eminent domain proceeding. Such events are beyond the Company’s control. If the entity owning the land under one of the Company’s properties chose to disrupt the Company’s use either permanently or for a significant period of time, then the value of the Company’s assets could be impaired.

Existing senior housing, medical office buildings, acute care and post-acute care properties that the Company acquires may be subject to unknown or contingent liabilities which could cause the Company to incur substantial costs.

The Company has acquired operating senior housing, medical office buildings, acute care and post-acute care properties which may be subject to unknown or contingent liabilities for which the Company may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under transaction agreements related to the Company’s acquisition of senior housing and healthcare properties do not survive the closing of the transactions. While the Company generally requires the sellers to indemnify the Company with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on indemnifiable losses. There is no guarantee that the Company will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed the Company’s expectations, and it may experience other unanticipated adverse effects, all of which may adversely affect the Company’s financial condition, results of operations, the market price of its common stock and its ability to make distributions to the Company’s stockholders.

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

Moreover, advocacy groups that monitor the quality of care at senior housing, acute care and post-acute care properties have sued facility operators and demanded that state and federal legislators enhance their oversight of trends in senior housing property ownership and quality of care. Patients have also sued operators of senior housing, acute care and post-acute care properties and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. This litigation and potential future litigation may materially increase the costs incurred by the tenants and managers of the Company’s properties for monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare properties continues. Increased costs could limit the ability of the tenants and managers of the Company’s properties to meet their obligations to the Company, potentially decreasing the Company’s revenue and increasing its collection and litigation costs. To the extent the Company is required to remove or replace a manager, the Company’s revenue from the affected facility could be reduced or eliminated for an extended period of time.

Finally, if the Company leases a senior housing, acute care or post-acute care property to the Company’s TRS rather than leasing the property to a third-party tenant, the Company’s TRS will generally be the license holder and become subject to state licensing requirements and certain operating risks that apply to facility operators, including regulatory violations and third-party actions for negligence or misconduct. The TRS will have increased liability resulting from events or conditions that occur at the facility, including, for example, injuries to residents and deaths of residents at the facility. In the event the TRS incurs liability and a successful claim is made that the separate legal status of the TRS should be ignored for equitable or other reasons (i.e. a corporate veil piercing claim), the Company may also become liable for such matters. Insurance may not cover all such liabilities. Any negative publicity resulting from lawsuits related to the Company’s TRS status as a licensee could adversely affect the Company’s business reputation and ability to attract and retain residents in the Company’s leased properties, the Company’s ability to obtain or maintain licenses at the affected facility and other facilities, and the Company’s ability to raise additional capital.

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of tenants at any acute care and post-acute care healthcare properties that the Company may acquire, and hinder their ability to make rent payments to the Company.

Sources of revenue for tenants and operators at any acute care and post-acute care properties that the Company acquires include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by these payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of these tenants. In addition, the failure of any of the Company’s tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.

The healthcare property sector continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. The Company believes that tenants at acute care and post-acute care properties will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, government payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, the Company anticipates that there will be a marked increase in the number of patients reliant on healthcare coverage provided by governmental payors. These changes could have a material adverse effect on the financial condition of tenants at the Company’s acute care and post-acute care properties.

Changes to Medicare and Medicaid budgets may adversely impact operations of certain acute care and post-acute care properties.

For post-acute care properties such as skilled nursing facilities, Medicare reimbursement has the greatest impact on performance and the Company believes it will continue to come under scrutiny given looming long-term budget issues with the aging of the population. Centers for Medicare and Medicaid Services (“CMS”) implements changes to Medicare budgets for various asset classes (i.e., skilled nursing facilities, inpatient hospitals, long-term acute care hospitals (“LTACHs”) and hospice) at the beginning of October for the next fiscal year. Changes to budgets for the different asset classes could significantly impact rent coverage ratios of operators. The latest round of CMS budget pronouncements for 2014 was largely within expectations and provided modest increases that were below inflation levels. However, LTACHs face a continued threat from CMS rulings on the 25% rule, which could reduce spending by 1.6%. The 25% rule serves to address CMS’ concern that LTACHs were receiving referrals from a related or host hospital to drive financial performance with no benefit to clinical outcomes. In order to avoid inappropriate referrals, the rule limits the proportion of patients who can be admitted from any one referral source or hospital to no more than 25% of total admissions, and admissions beyond 25% are to be paid at lower reimbursements.

The Company is exposed to various operational risks, liabilities and claims with respect to its senior housing, acute care and post-acute care properties that may adversely affect the Company’s ability to generate revenues and/or increase its costs.

Through the Company’s ownership of senior housing, acute care and post-acute care properties, the Company is exposed to various operational risks, liabilities and claims with respect to the Company’s properties in addition to those generally applicable to ownership of real property. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, and increases in labor costs (as a result of unionization or otherwise) and services. Any one or a combination of these factors, together with other market and business conditions beyond the Company’s control, could result in operating deficiencies at the Company’s senior housing, acute care and post-acute care properties, which could have a material adverse effect on the Company’s facility operators’ results of operations and their ability to meet their obligations to the Company and operate the properties effectively and efficiently, which in turn could adversely affect the Company.

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

The Company’s failure or the failure of the tenants and managers of the Company’s properties to comply with licensing and certification requirements, the requirements of governmental programs, fraud and abuse regulations or new legislative developments may materially adversely affect the operations of the Company’s senior housing, acute care and post-acute care properties.

The operations of the Company’s senior housing, acute care and post-acute care properties are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of certain revenue sources until all licensure or certification issues have been resolved. Properties may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State laws may require compliance with extensive standards governing operations and agencies administering those laws regularly inspect such properties and investigate complaints. Failure to comply with all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services at the Company’s senior housing, acute care and/or post-acute care properties. Additionally, transfers of operations of certain facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. The Company has no direct control over the tenant’s or manager’s ability to meet regulatory requirements and failure to comply with these laws, regulations and requirements may materially adversely affect the operations of these properties.

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

Healthcare, including the senior housing, medical office facilities, acute care and post-acute care sectors, remains a dynamic, evolving industry. On March 23, 2010, the Patient Protection and Affordable Care Act of 2010 was enacted and on March 30, 2010, the Health Care and Education Reconciliation Act was enacted, which in part modified the Patient Protection and Affordable Care Act (collectively, the “Healthcare Reform Laws”). Together, the Healthcare Reform Laws serve as the primary vehicle for comprehensive healthcare reform in the United States. The Healthcare Reform Laws are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. The legislation became effective in a phased approach, beginning in 2010 and concluding in 2018. At this time, the effects of the legislation and its impact on the Company’s business are not yet known. The Company’s business could be materially and adversely affected by the Healthcare Reform Laws and further governmental initiatives undertaken pursuant to the Healthcare Reform Laws.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

If the U.S. experiences a weakening of the economy, states may be pressured to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to continued high unemployment, declines in family incomes and eligibility expansions authorized by the Healthcare Reform Laws. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under the federal Medicare program, state Medicaid programs and other healthcare-related programs. Potential reductions in reimbursements under these programs could negatively impact the Company’s business, financial condition and results of operations..

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

Certain healthcare properties the Company acquires, such as medical office buildings, diagnostic service centers and surgery centers, may be unable to compete successfully.

Certain healthcare properties the Company acquires, such as medical office buildings, diagnostic service centers and surgery centers, often face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing properties are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to the Company’s properties.

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

The Company’s tenants may generally be subject to risks associated with the employment of unionized personnel for the Company’s senior housing, medical office buildings, acute care and post-acute care properties.

From time to time, the operations of any senior housing, medical office building, acute care and post-acute care properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. The Company or the Company’s tenants may also incur increased legal costs and indirect labor costs as a result of such disruptions, or contract disputes or other events. One or more of the Company’s tenants or the Company’s third-party managers operating some of these types of properties may be targeted by union actions or adversely impacted by the disruption caused by organizing activities. Significant adverse disruptions caused by union activities and/or increased costs affiliated with such activities could materially and adversely affect the Company’s operations and the financial condition of the senior housing and healthcare properties the Company own through a TRS and affect the operating income of the Company’s tenants for those properties the Company lease to third parties.

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

Development and value add properties are expected to initially generate limited cash flows.

The Company has increased the level of its investment in new ground-up development and value add or stabilizing properties. During the construction and lease-phase, these types of investments are expected to initially generate limited cash flows, FFO and MFFO and may result in near term downward pressure on the Company’s net asset valuation.

Senior housing, acute care and post-acute care properties in which the Company invests may not be readily adaptable to other uses.

Senior housing, acute care and post-acute care properties in which the Company invests are specific-use properties that have limited alternative uses. Therefore, if the operations of any of the Company’s properties in these sectors become unprofitable for the Company’s tenant or operator or for the Company due to industry competition, a general deterioration of the applicable industry or otherwise, then the Company may have great difficulty re-leasing the property or developing an alternative use for the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses. Should any of these events occur, the Company’s income and cash available for distribution and the value of the Company’s property portfolio could be reduced.

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

The Company uses modified funds from operations, or “MFFO,” in order to evaluate the Company’s performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. Although we calculate our MFFO in compliance with IPA Practice Guideline 2010-01 — Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds From Operations (“IPA PG 2010-01”) effective November 2, 2010, not all REITs calculate MFFO the same way. If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare the performance of the Company to other REITs.

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

The Exposure Draft would create a new approach to lease accounting that would remove the old distinction between operating and capital leases, and require instead that all assets and liabilities arising from leases be recognized on the balance sheet. How leases with terms of more than 12 months are treated will now depend on how much of the economic benefit of the underlying asset the lessee is expected to consume, which in practice will generally come down to whether it’s a lease for real estate, including land and buildings, or for other property, such as equipment, aircraft or trucks. The Exposure Draft was subject to public comment through September 13, 2013.

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

In March 2012, FINRA requested public comment through April 11, 2012 on its proposed amendment to NASD Rule 2340 to require that per share estimated values of non-traded REITs be reported on customer account statements and modify the account statement disclosures that accompany the per share estimated value. In April 2013, FINRA’s board of governors authorized the submission of the proposed amendment to the Commission. In February 2014, the Commission began soliciting comments on the proposed rule. In July 2014, FINRA requested that the Commission allow broker-dealers longer than originally sought in the proposed rule to implement any revised rule. As our managing dealer and participating brokers selling the Company’s common stock in the Company’s offerings are subject to FINRA rules and regulations, any significant changes to Rule 2340 or their firms’ policies could have a material impact on how the Company’s share price calculations and commissions are disclosed.

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

Financing Related Risks

Instability in the credit market and real estate market could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company may enter into agreements with lenders which restrict the Company’s ability to pay distributions to investors.

The Company’s revolving credit facility contains limitations on distributions and the extent of allowable distributions. The Company’s revolving credit facility requires that allowable distributions not exceed 95% of adjusted FFO (as defined in the revolving credit facility agreement), and limits the minimum amount of distributions required to maintain the Company’s REIT status. These and other similar restrictions in loan agreements the Company may enter into impact the Company’s ability to pay distributions to you.

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

Investors who participate in the Company’s distribution reinvestment plan will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of the Company’s common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, investors will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless investors are a tax-exempt entity, investors may have to use funds from other sources to pay a tax liability on the value of the shares of common stock received.

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

Tax related legislative or regulatory action could adversely affect the Company or an investment in the Company.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of the Company’s common stock. Additional changes to the tax laws are likely to continue to occur, and the Company cannot assure investors that any such changes will not adversely affect the taxation of the Company’s stockholders. Any such changes could have an adverse effect on an investment in the Company’s shares or on the market value or the resale potential of the Company’s assets. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation and the status of legislative, regulatory or administrative developments on an investment in the Company’s shares. Investors also should note that the Company’s counsel’s tax opinion is based upon the Company’s representations and existing law and the regulations promulgated by the U.S. Department of Treasury, applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.

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

The Company leases certain qualified health care properties to TRSs (or limited liability companies of which the TRSs are members), which lessees contract with managers (or related parties) to manage the health care operations at these properties. The rents from this TRS lessee structure are treated as qualifying rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified health care property with a TRS and (2) the manager qualifies as an eligible independent contractor (as defined in the Code). If any of these conditions are not satisfied, then the rents will not be qualifying rents and the Company might fail to meet the 95% and 75% gross income tests.

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

As of December 31, 2014, we had investments in 95 consolidated real estate properties. The following tables set forth details on our consolidated healthcare investment portfolio by asset class:

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2014 (in millions)	Purchase Price (in millions)
Acute Care
Medical Portfolio I Properties
Doctors Specialty Hospital	Modified Lease	8/16/2013	$4.4	$10.0
Leawood, KS (“Kansas City”)
Houston Orthopedic & Spine Hospital (“HOSH”)	Triple-net Lease	6/2/2014	29.7	49.0
Bellaire, TX (“Houston”)
Medical Portfolio II Properties
Hurst Specialty Hospital	Modified Lease	8/15/2014	19.1	29.5
Hurst, TX (“Dallas/Fort Worth”)
Beaumont Specialty Hospital	Modified Lease	8/15/2014	21.8	33.6
Beaumont, TX (“Houston”)

Medical Office
LaPorte Cancer Center	Modified Lease	6/14/2013	8.2	13.1
Westville, IN
Knoxville Medical Office Properties
Physicians Plaza A at North Knoxville Medical Center	Modified Lease	7/10/2013	12.2	18.1
Powell, TN (“Knoxville”)
Physicians Plaza B at North Knoxville Medical Center	Modified Lease	7/10/2013	14.7	21.8
Powell, TN (“Knoxville”)
Physicians Regional Medical Center – Central Wing Annex	Modified Lease	7/10/2013	3.9	5.8
Knoxville, TN
Jefferson Medical Commons	Modified Lease	7/10/2013	7.8	11.6
Jefferson City, TN (“Knoxville”)
Medical Portfolio I Properties
John C. Lincoln Medical Office Plaza I	Modified Lease	8/16/2013	2.8	4.4
Phoenix, AZ
John C. Lincoln Medical Office Plaza II	Modified Lease	8/16/2013	1.9	3.1
Phoenix, AZ
North Mountain Medical Plaza	Modified Lease	8/16/2013	3.4	6.2
Phoenix, AZ
Escondido Medical Arts Center	Modified Lease	8/16/2013	9.7	15.6
Escondido, CA (“San Diego”)
Chestnut Commons Medical Office Building	Modified Lease	8/16/2013	12.5	20.2
Elyria, OH (“Cleveland”)
Calvert Medical Office Properties
Calvert Medical Office Buildings I, II, & III	Modified Lease	8/30/2013	10.7	16.4
Prince Frederick, MD (“Washington D.C.”)
Calvert Medical Arts Center	Modified Lease	8/30/2013	12.6	19.3
Prince Frederick, MD (“Washington D.C.”)
Dunkirk Medical Center	Modified Lease	8/30/2013	3.0	4.6
Dunkirk, MD (“Washington D.C.”)

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2014 (in millions)	Purchase Price (in millions)
Coral Springs Medical Office Buildings
Coral Springs Medical Office Building I	Modified Lease	12/23/2013	$—	$14.9
Coral Springs, FL
Coral Springs Medical Office Building II	Modified Lease	12/23/2013	—	16.1
Coral Springs, FL
Chula Vista Medical Arts Center	Modified Lease	12/23/2013	—	10.7
Chula Vista, CA (“San Diego”)
Chula Vista Medical Arts Center	Modified Lease	1/21/2014	—	17.9
Chula Vista, CA (“San Diego”)
HOSH Medical Office Building	Modified Lease	6/2/2014	19.9	27.0
Bellaire, TX (“Houston”)
Claremont Medical Office	Modified Lease	8/29/2014	12.4	23.0
Claremont, CA (“Los Angeles”)
Lee Hughes Medical Building	Modified Lease	9/29/2014	19.2	29.9
Glendale, CA (“Los Angeles”)
Northwest Medical Park	Modified Lease	10/31/2014	7.1	10.8
Margate, FL (“Fort Lauderdale”)
Newburyport Medical Center	Modified Lease	10/31/2014	—	18.0
Newburyport, MA (“Boston”)
ProMed Medical Building I (1)	Modified Lease	12/19/2014	—	11.0
Yuma, AZ
Southeast Medical Office Properties
Midtown Medical Plaza	Modified Lease	12/22/2014	30.2	54.7
Charlotte, NC
Presbyterian Medical Tower	Modified Lease	12/22/2014	20.1	36.3
Charlotte, NC
Metroview Professional Building	Modified Lease	12/22/2014	9.5	17.3
Charlotte, NC
Physicians Plaza Huntersville	Modified Lease	12/22/2014	16.8	30.0
Huntersville, NC (“Charlotte”)
Matthews Medical Office Building	Modified Lease	12/22/2014	11.8	21.2
Matthews, NC (“Charlotte”)
Outpatient Care Center	Modified Lease	12/22/2014	11.0	15.5
Clyde, NC (“Asheville”)
330 Physicians Center	Modified Lease	12/22/2014	20.5	30.1
Rome, GA
Spivey Station Physicians Center	Modified Lease	12/22/2014	10.0	14.4
Atlanta, GA
Spivey Station ASC Building	Modified Lease	12/22/2014	12.8	18.6
Atlanta, GA

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2014 (in millions)	Purchase Price (in millions)
Post-Acute Care
Perennial Communities
Batesville Healthcare Center	Triple-net Lease	5/31/2013	$3.3	$6.2
Batesville, AR
Broadway Healthcare Center	Triple-net Lease	5/31/2013	6.3	11.8
West Memphis, AR
Jonesboro Healthcare Center	Triple-net Lease	5/31/2013	8.1	15.2
Jonesboro, AR
Magnolia Healthcare Center	Triple-net Lease	5/31/2013	6.3	11.8
Magnolia, AR
Mine Creek Healthcare Center	Triple-net Lease	5/31/2013	1.8	3.4
Nashville, AR
Searcy Healthcare Center	Triple-net Lease	5/31/2013	4.2	7.9
Searcy, AR
Medical Portfolio II Properties
Oklahoma City Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	16.6	25.5
Oklahoma City, OK
Las Vegas Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	14.5	22.3
Las Vegas, NV
South Bend Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	13.1	20.2
Mishawaka, IN (“South Bend”)

Senior Housing
Primrose I Communities
Primrose Retirement Community of Casper	Triple-net Lease	2/16/2012	12.3	18.8
Casper, WY
Sweetwater Retirement Community	Triple-net Lease	2/16/2012	10.6	16.3
Billings, MT
Primrose Retirement Community of Grand Island	Triple-net Lease	2/16/2012	8.7	13.3
Grand Island, NE
Primrose Retirement Community of Mansfield	Triple-net Lease	2/16/2012	11.8	18.0
Mansfield, OH
Primrose Retirement Community of Marion	Triple-net Lease	2/16/2012	9.8	17.7
Marion, OH
HarborChase of Villages Crossing	Managed	8/29/2012	16.6	19.7
Lady Lake, FL (“The Villages”)
Dogwood Forest of Acworth	Managed	12/18/2012	12.0	19.7
Acworth, GA
Primrose II Communities
Primrose Retirement Community of Lima	Triple-net Lease	12/19/2012	—	18.6
Lima, OH
Primrose Retirement Community of Zanesville	Triple-net Lease	12/19/2012	12.1	19.1
Zanesville, OH (“Columbus”)
Primrose Retirement Community of Decatur	Triple-net Lease	12/19/2012	10.8	18.1
Decatur, IL
Primrose Retirement Community of Council Bluffs	Triple-net Lease	12/19/2012	—	12.9
Council Bluffs, IA (“Omaha”)
Primrose Retirement Community Cottages	Triple-net Lease	12/19/2012	—	4.3
Aberdeen, SD

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2014 (in millions)	Purchase Price (in millions)
Capital Health Communities
Brookridge Heights Assisted Living & Memory Care	Managed	12/21/2012	$7.4	$13.5
Marquette, MI
Curry House Assisted Living & Memory Care	Managed	12/21/2012	7.0	13.5
Cadillac, MI
Symphony Manor	Managed	12/21/2012	13.6	24.0
Baltimore, MD
Woodholme Gardens Assisted Living & Memory Care	Managed	12/21/2012	8.4	17.1
Pikesville, MD (“Baltimore”)
Tranquillity at Fredericktowne	Managed	12/21/2012	7.2	17.0
Frederick, MD
HarborChase of Jasper	Managed	8/1/2013	—	7.3
Jasper, AL
South Bay I Communities
Raider Ranch	Managed	8/29/2013	—	55.0
Lubbock, TX
Town Village	Managed	8/29/2013	—	22.5
Oklahoma City, OK
Pacific Northwest I Communities
MorningStar of Billings	Managed	12/2/2013	20.2	48.3
Billings, MT
MorningStar of Boise	Managed	12/2/2013	21.5	40.0
Boise, ID
MorningStar of Idaho Falls	Managed	12/2/2013	18.4	44.4
Idaho Falls, ID
MorningStar of Sparks	Managed	12/2/2013	24.4	55.2
Sparks, NV (“Reno”)
Prestige Senior Living Arbor Place	Managed	12/2/2013	8.4	15.8
Medford, OR
Prestige Senior Living Beaverton Hills	Managed	12/2/2013	9.5	12.9
Beaverton, OR (“Portland”)
Prestige Senior Living Five Rivers	Managed	12/2/2013	7.9	16.7
Tillamook, OR
Prestige Senior Living High Desert	Managed	12/2/2013	8.2	13.6
Bend, OR
Prestige Senior Living Huntington Terrace	Managed	12/2/2013	10.5	15.0
Gresham, OR (“Portland”)
Prestige Senior Living Orchard Heights	Managed	12/2/2013	12.7	17.8
Salem, OR
Prestige Senior Living Riverwood	Managed	12/2/2013	4.6	9.7
Tualatin, OR (“Portland”)
Prestige Senior Living Southern Hills	Managed	12/2/2013	7.7	12.9
Salem, OR

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2014 (in millions)	Purchase Price (in millions)
Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Managed	2/3/2014	$10.8	$21.9
Auburn, WA (“Seattle”)
Prestige Senior Living Bridgewood	Managed	2/3/2014	13.5	22.1
Vancouver, WA (“Portland”)
Prestige Senior Living Monticello Park	Managed	2/3/2014	18.9	27.4
Longview, WA
Prestige Senior Living Rosemont	Managed	2/3/2014	9.7	16.9
Yelm, WA
Prestige Senior Living West Hills	Managed	3/3/2014	9.0	15.0
Corvallis, OR
South Bay II Communities
Isle at Cedar Ridge	Managed	2/28/2014	—	21.6
Cedar Park, TX (“Austin”)
HarborChase of Plainfield	Managed	3/28/2014	—	26.5
Plainfield, IL
Legacy Ranch Alzheimer’s Special Care Center	Managed	3/28/2014	—	12.0
Midland, TX
The Springs Alzheimer’s Special Care Center	Managed	3/28/2014	—	10.9
San Angelo, TX
Isle at Watercrest - Bryan	Managed	4/21/2014	—	22.1
Bryan, TX
Watercrest at Bryan	Managed	4/21/2014	—	28.0
Bryan, TX
Isle at Watercrest - Mansfield	Managed	5/5/2014	—	31.3
Mansfield, TX (“Dallas/Fort Worth”)
Watercrest at Mansfield	Managed	6/30/2014	27.5	49.0
Mansfield, TX (“Dallas/Fort Worth”)
Fairfield Village of Layton	Managed	11/20/2014	—	68.0
Layton, UT (“Salt Lake City”)

			$845.6	$1,865.4

Developments (2)
South Bay I Communities
Raider Ranch	Development	8/29/2013	—	7.0
Lubbock, TX
Wellmore of Tega Cay	Development	2/7/2014	8.0	22.2
Tega Cay, SC (“Charlotte”)
Watercrest at Katy	Development	6/27/2014	—	8.6
Katy, TX (“Houston”)
HarborChase of Shorewood	Development	7/8/2014	—	9.3
Shorewood, WI (“Milwaukee”)

			$853.6	$1,912.5

FOOTNOTES:

(1)	Property owned through a consolidated joint venture in which we hold a 95% controlling interest.
(2)	Amounts include the cost of land and development budgets. See Item 1. “Business – Real Estate Under Development” for additional information relating to our senior housing community developments.

As of December 31, 2014, through an unconsolidated joint venture (“JV”), we had investments in five real estate properties. The following tables set forth details on the property holdings of our JV:

Name	Structure	Date Acquired	Encumbrance at 12/31/2014 (in millions)	Purchase Price (in millions)
Senior Housing
Windsor Manor I Communities - 75% JV Interest
Windsor Manor of Vinton	Managed	8/31/2012	$3.3	$5.8
Vinton, IA
Windsor Manor of Webster City	Managed	8/31/2012	3.0	6.8
Webster City, IA
Windsor Manor of Nevada	Managed	8/31/2012	6.6	6.3
Nevada, IA
Windsor Manor II Communities - 75% JV Interest
Windsor Manor of Indianola	Managed	4/2/2013	6.3	5.7
Indianola, IA
Windsor Manor of Grinnell	Managed	4/2/2013	2.6	6.5
Grinnell, IA

			$21.8	$31.1

Subsequent to December 31, 2014, we made additional investments in two consolidated real estate properties. The following tables set forth details on these additional investments by asset class as of March 18, 2015:

Name	Structure	Date Acquired	Encumbrance (in millions)	Purchase Price (in millions)
Medical Office
Novi Orthopedic Center	Modified Lease	2/13/2015	$—	$30.5
Novi, Michigan
Southeast Medical Office Properties
UT Cancer Institute	Modified Lease	2/20/2015	—	33.7
Knoxville, TN

			$—	$64.2

Item 3.	LEGAL PROCEEDINGS

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

In August 2013, we adopted a valuation policy consistent with the IPA Valuation Guideline. The valuation process used by the Valuation Committee and the board of directors to determine the estimated NAV per share was designed to follow recommendations in the IPA Valuation Guideline and our valuation policy. In accordance with our valuation policy and in order to assist brokers in providing information on customer account statements consistent with the requirements of NASD Notice 01-08 and Financial Industry Regulatory Authority (“FINRA”) Rule 2340, we, based on the recommendation of the Valuation Committee and the approval of the board of directors, engaged CBRE Cap to assist us and the board of directors in determining the estimated NAV per share of our common stock as of September 30, 2014.

The following table details our historical Offering share prices, including the prices pursuant to our Reinvestment Plan since inception:

Period	Offering Price per Share	Reinvestment Plan Price per Share
June 27, 2011 through December 10, 2013	$10.00	$9.50

December 11, 2013 through November 3, 2014	$10.14	$9.64

November 4, 2014 through date of this filing	$10.58	$10.06

Stockholder Information

As of December 31, 2014, we had 34,012 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Determination of Estimated Net Asset Value Per Share as of September 30, 2014 and Offering Price

The September 2014 Valuation and New Offering Price

In July 2014, the Valuation Committee initiated a process to estimate our NAV per share and engaged CBRE Cap to provide a report containing, among other things, a range for the NAV per share of our common stock (the “Valuation Report”). The Valuation Committee, upon its receipt and review of the Valuation Report, concluded that the range of between $9.00 and $10.03 for our estimated NAV per share proposed in CBRE Cap’s Valuation Report was reasonable, and recommended to our board of directors that it adopt $9.52 as the estimated NAV per share of our common stock. At a special meeting of our board of directors held on October 31, 2014, the board of directors accepted the recommendation of the Valuation Committee and approved $9.52 as the estimated NAV per share of our common stock as of September 30, 2014. Our board of directors also determined the new offering price to be $10.58 effective November 4, 2014 based on our $9.52 estimated NAV per share, plus selling commissions and marketing support fees.

Valuation Methodologies

In preparing the Valuation Report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our Advisor;

•	reviewed and discussed with our Advisor the historical and anticipated future financial performance of our properties, including forecasts prepared by our senior management, our Advisor, and our joint venture partners;

•	commissioned restricted use appraisals which contained analysis on each of our real property assets and performed analyses and studies for each property;

•	conducted or reviewed CBRE proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including Wall Street equity reports and online data providers;

•	compared our financial information to similar information of companies that CBRE Cap deemed to be comparable;

•	reviewed our reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013; and

•	the unaudited preliminary financial statements for the period ended September 30, 2014.

Refer to our Form 8-K filed on November 4, 2014 for additional details on the estimated NAV per share, valuation methodologies, material assumptions, limitations and engagement of CBRE Cap.

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Secondary Sales of Registered Shares between Investors

In July 2014, we became aware of transfers of 1,039 shares by investors. The shares were transferred at a sales price of $8.57 per share. We are not aware of any other transfers of shares by investors for the year ended December 31, 2014 and we are not aware of any other trades of our shares, other than previous purchases made in our public offerings and redemptions of shares by us.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. We intend to continue paying distributions to our stockholders on a quarterly basis. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash flow from operating activities, FFO, our financial condition, a balanced analysis of value creation reflective of both current and expected long-term stabilized cash flows from our properties, our objective of qualifying as a REIT for U.S. federal income tax purposes, the actual operating results of each month, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions.

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

In December 2013, in connection with the determination of our estimated NAV per share, our board of directors determined to increase the amount of monthly cash distributions to $0.03380 per share and together with monthly stock distributions of 0.00250 shares of common stock payable to all common stockholders of record as of the close of business on January 1, 2014.

In October 2014, in connection with the determination of our estimated NAV per share, our board of directors increased the amount of monthly cash distributions to $0.0353 per share together with monthly stock distributions of 0.0025 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month beginning December 1, 2014. This change allows us to maintain our historical annual distribution rate of 4.0% in cash (based on the current $10.58 offering price) and 3% in stock (based on three shares for each 100 outstanding shares of common stock). The change will remain in effect until our board of directors determines otherwise.

For the years ended December 31, 2014, 2013 and 2012, we declared cash distributions of approximately $31.9 million, $14.2 million and $3.2 million, respectively. Of these amounts, approximately $14.2 million, $6.6 million and $1.5 million, respectively, were paid in cash to stockholders and approximately $17.7 million, $7.6 million and $1.7 million, respectively, were reinvested pursuant to our Reinvestment Plan. In addition, for the years ended December 31, 2014, 2013 and 2012, we declared and made stock distributions of approximately 2.4 million, 1.1 million and 0.2 million shares of common stock, respectively.

The tax composition of our distributions declared for years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
Distribution Type	2014	2013	2012
Taxable as ordinary income	30.8%	0.0%	0.0%

Taxable as capital gain	0.0%	63.8%	0.0%

Return of capital	69.2%	36.2%	100.0%

Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2014 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2015. No amounts distributed to stockholders for the years ended December 31, 2014, 2013 and 2012 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement. In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated Earnings and Profits (“E&P”) are treated as a return of capital to the stockholders. E&P is a statutory calculation which is derived from net income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

Approximately 66%, 87% and 100% of total distributions declared for 2014, 2013 and 2012, respectively, exceeded net cash provided by operating activities calculated on a quarterly basis in accordance with GAAP and, therefore, were considered funded from other sources for GAAP purposes. Net cash provided by operating activities calculated in accordance with GAAP includes deductions for acquisition fees and expenses, which we fund from other sources (i.e. Offering proceeds), and, therefore, is only one metric our board of directors considers in determining distributions.

The table in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities” presents how we have used proceeds received from the Initial Offering, including amounts used to fund distributions since inception.

The table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents total cash distributions declared and issued, including distributions reinvested in additional shares through our Reinvestment Plan, and net cash provided by (used in) operating activities for each quarter in the years ended December 31, 2014, 2013 and 2012.

Redemption Plan

We have adopted a share redemption plan that allows our stockholders who hold shares for at least one year to request that we redeem between 25% and 100% of their shares. If we have sufficient funds available to do so and if we choose, at our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•	If we elect to redeem shares, some or all of the proceeds from the sale of shares under our distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, we may use the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes;

•	No more than 5% of the weighted average number of shares of our common stock outstanding during such 12-month period may be redeemed during such 12-month period; and

•	Redemption pricing shall not exceed an amount equal to the lesser of (i) the then-current public offering price for our shares of common stock (other than the price at which the shares are sold under our Reinvestment Plan); and (ii) the purchase price paid by the stockholder.

Our board of directors has the ability, in their sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in our best interest.

During the years ended December 31, 2014 and 2013, we received requests for the redemption of common stock totaling approximately $3.0 million, of which $0.9 million was payable as of December 31, 2014 and paid in 2015. During the year ended December 31, 2013, we received requests for the redemption of common stock totaling approximately $0.8 million, of which approximately $0.1 million was payable as of December 31, 2013 and was paid in 2014. During the year ended December 31, 2012, we received and redeemed one redemption request for approximately $10,000.

The following tables present a summary of requests received and shares redeemed pursuant to our stock redemption plan during the quarters and years ended December 31, 2014, 2013 and 2012:

2014 Quarters	First	Second	Third	Fourth	Total
Redemptions requested	28,343	75,313	129,022	91,641	324,319
Shares redeemed	(28,343)	(75,313)	(129,022)	(91,641)	(324,319)

Average price paid per share	$9.13	$9.13	$9.13	$9.51	$9.24

2013 Quarters	First	Second	Third	Fourth	Total
Redemptions requested	23,565	22,692	29,872	13,281	89,410
Shares redeemed	(23,565)	(22,692)	(29,872)	(13,281)	(89,410)

Average price paid per share	$9.30	$9.02	$9.43	$9.13	$9.25

2012 Quarters	First	Second	Third	Fourth	Total
Redemptions requested	—	1,049	—	—	1,049
Shares redeemed	—	(1,049)	—	—	(1,049)

Average price paid per share	—	$9.99	—	—	$9.99

Issuer Purchases of Equity Securities

The following details our repurchases of securities between October 1, 2014 and December 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publically announced plan	Maximum number of shares that may yet be purchased under the plan (1)
October 1, 2014 through October 31, 2014	—	—	—	1,554,816
November 1, 2014 through November 30, 2014	—	—	—	1,640,872
December 1, 2014 through December 31, 2014	91,641	$9.51	91,641	1,650,809

Total	91,641	$9.51	91,641

FOOTNOTE:

(1)	This represents the maximum number of shares which can be redeemed under the redemption plan and is subject to a five percent limitation in a rolling 12-month period as described above. However, we are not obligated to redeem such amounts and this does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the Redemption Plan. Under the Redemption Plan, we can, at our discretion, use the full amount of the proceeds from the sale of shares under our Reinvestment Plan attributable to any month to redeem shares presented for redemption during such month. Any amount of proceeds from our Offerings, which are available for redemptions but remain unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of proceeds from our Offerings and Reinvestment Plan that would otherwise be available for redemptions.

Use of Proceeds from Registered Securities

On June 27, 2011, our registration statement (File No. 333-168129), covering a public offering of up to $3,000,000,000 in shares of common stock, was declared effective by the SEC and our Initial Offering commenced. In addition, our continuous Follow-on Offering was declared effective by the SEC on February 2, 2015 and is ongoing. The following table presents the use of proceeds from our Initial Offering, which are calculated based on quarterly cash flows since inception and represent the net proceeds used for such purposes on a cumulative basis as of December 31, 2014 (in thousands, except shares):

	Total	Payments to Affiliates (1)	Payments to Others
Shares registered	300,000,000
Aggregate price of offering amount registered	$3,000,000
Shares sold (2)	112,985,776
Aggregate amount sold (3)	$1,114,170
Offering expenses (4)	(125,466)	$(81,075)	$(44,391)

Net offering proceeds to the issuer	988,704
Proceeds from borrowings, net of loan costs	1,162,440

Total net offering proceeds and borrowings	2,151,144
Purchases of real estate and development costs	(1,835,599)	—	(1,835,599)
Repayment of borrowings	(143,710)	—	(143,710)
Payment of acquisition fees and expenses	(59,574)	(39,118)	(20,456)
Investments in unconsolidated entities	(9,509)	—	(9,509)
Payment of distributions	(3,911)	(18)	(3,893)
Redemption of common stock	(2,476)	—	(2,476)
Distribution to holder of promoted interest	(2,000)	—	(2,000)
Operating expenses (5)	(1,801)	(1,466)	(335)
Payment of leasing costs	(559)	—	(559)
Deposits on real estate	(500)	—	(500)
Payment of lender deposits	(150)	—	(150)

Unused proceeds from Offering and borrowings	$91,355

FOOTNOTES:

(1)	Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer.
(2)	Excludes 22,222 unregistered shares of our common stock sold to the Advisor in June 2010 and approximately 3.7 million shares issued as stock distributions as of December 31, 2014.
(3)	Excludes dividend reinvestment proceeds of approximately $27.1 million.
(4)	Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the Managing Dealer of our Offerings (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer). Reimbursements to our Advisor of expenses of the Offerings that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in payments to others for purposes of this table.
(5)	Until such time as we have sufficient operating cash flows from our assets to cover the full distribution, we will pay a portion of our distributions, debt service and/or operating expenses from net proceeds of our Offerings and/or borrowings. The amounts presented above are calculated based on quarterly cash flow since inception and represent the net proceeds used for such purposes on a cumulative basis as of December 31, 2014.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Healthcare Properties, Inc. should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. – Financial Statements and Supplementary Data” (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012	2011(1)	2010(1)
Operating Data:
Total revenues	$181,084	$52,605	$7,385	$—	$—
Operating loss	(23,178)	(13,990)	(6,043)	(1,762)	—
Net loss	(52,511)	(18,100)	(10,720)	(1,760)	—
Weighted average shares outstanding (basic and diluted) (2)	83,457	41,197	13,199	5,450	—
Cash distributions declared and paid (3)	31,919	14,170	3,197	56	—
Cash distributions declared and paid per share	0.38	0.34	0.24	0.01	—
Cash provided by (used in) operating activities	19,272	3,046	(6,369)	(1,085)	—
Cash used in investing activities	(925,658)	(643,792)	(315,647)	(400)	—
Cash provided by financing activities	953,532	666,693	330,276	11,286	—
Other Data:
FFO (4)	10,797	(3,054)	(6,242)	(1,760)	—
FFO per share	0.13	(0.07)	(0.47)	(0.32)	—
MFFO (4)	32,017	12,581	797	(868)	—
MFFO per share	0.38	0.31	0.06	(0.16)	—

	As of December 31,
	2014	2013	2012	2011	2010(1)
Balance Sheet Data:
Real estate assets, net	$1,704,653	$866,200	$238,873	$—	$—
Intangibles, net	140,264	52,400	7,024	—	—
Cash	91,355	44,209	18,262	10,002	201
Total assets	1,989,015	1,014,073	337,777	10,563	201
Mortgage and other notes payable	853,561	438,107	193,151	—	—
Credit facilities	206,403	98,500	—	—	—
Total liabilities	1,116,855	562,092	197,126	861	1
Redeemable noncontrolling interest	568	—	—	—	—
Total equity	872,160	451,981	140,651	9,702	200

FOOTNOTES:

(1)	Significant operations commenced on October 5, 2011 when we received the minimum offering proceeds and approximately $2.3 million was released from escrow. The results of operations for the year ended December 31, 2011 include primarily general and administrative expenses and acquisition expenses.
(2)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of each period presented. For the years ended December 31, 2014, 2013 and 2012, we declared and made stock distributions of approximately 2.4 million, 1.1 million and 0.2 million shares of common stock, respectively. In addition, we made stock distributions of approximately 0.9 million shares in March 2015. The distribution of new common shares to the recipients is non-taxable.

(3)	For the years ended December 31, 2014, 2013, 2012 and 2011 our net loss was approximately $52.5 million, $18.1 million, $10.7 million and $1.8 million, respectively, while cash distributions declared were approximately $31.9 million, $14.2 million, $3.2 million and $0.06 million respectively, and total distributions declared were approximately $56.1 million, $24.8 million, $5.6 million and $0.1 million, respectively. For the years ended December 31, 2014, 2013, 2012 and 2011, approximately 60% , 23%, 0% and 0%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 40%, 77% 100% and 100%, respectively, were considered to be funded with other sources (i.e., Offering proceeds). For the years ended December 31, 2014, 2013, 2012 and 2011, approximately 34%, 13% 0% and 0%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 66%, 87%, 100% and 100% respectively, of total distributions declared to stockholders were considered to be funded with other sources (i.e., proceeds from our Offerings).

The tax composition of our distributions declared for the years ended December 31, 2014, 2013, 2012 and 2011 were as follows:

	December 31,
Distribution Type	2014	2013	2012	2011
Taxable as ordinary income	30.8%	0.0%	0.0%	1.9%

Taxable as capital gain	0.0%	63.8%	0.0%	0.0%

Return of capital	69.2%	36.2%	100.0%	98.1%

No amounts distributed to stockholders for the years ended December 31, 2014, 2013, 2012 and 2011 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

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

See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures relating to FFO and MFFO, including a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2014, 2013 and 2012.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CNL Healthcare Properties, Inc. is a Maryland corporation incorporated on June 8, 2010 that qualified as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2012.

Our Advisor and Property Manager are each wholly owned by affiliates of our sponsor, which is an affiliate of CNL, a private investment management firm providing global real estate and alternative investments. Our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on our behalf pursuant to an advisory agreement. Substantially all of our acquisition, operating and administrative services, as well as certain property management services, are provided by sub-advisors to the Advisor and the Property Manager. In addition, certain unrelated property managers have been engaged to provide property management services under RIDEA structures.

On June 27, 2011, we commenced our Initial Offering of up to $3.0 billion of common stock, including shares being offered through our Reinvestment Plan, pursuant to a registration statement on Form S-11 under the Securities Act of 1933. Additionally, we filed a follow-on registration statement on Form S-11 with the SEC in connection with the proposed Follow-On Offering of up to $1 billion in shares of common stock. We extended the Initial Offering through the effective date of our subsequent continuous Follow-On Offering, which occurred on February 2, 2015. We expect to sell shares of our common stock in the Follow-On Offering until the earlier of the date on which the maximum offering amount has been sold, or December 31, 2015; provided, however, that we will periodically evaluate the status of the offering, and our board of directors may extend the offering beyond December 31, 2015 after taking into account such factors as it deems appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic or market trends.

Our investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the senior housing, medical office, post-acute care and acute care asset classes. We believe recent demographic trends and strong supply and demand indicators present a compelling case for an investment focus on the acquisition of healthcare real estate or real estate-related assets. We believe that our investment focus on the healthcare industry will continue to provide more attractive opportunities as compared to other asset sectors. See Item 1. “Business – Investment Objectives and Strategy” for additional discussion of our investment focus.

For a description of the individual property holdings by asset class included in our healthcare real estate portfolio, including the location, date acquired, and purchase price, as of December 31, 2014, see Item 2. “Properties.”

Industry Trends

The primary drivers behind demand for healthcare real estate or real estate-related assets are the aging of the United States (“U.S.”) population and growth in national healthcare expenditures caused in part by recent federally enacted healthcare reform, The Patient Protection and Affordable Care Act (the “Affordable Care Act”).

Expanded Healthcare Insurance Coverage. As the U.S. population over the age of 65 increases, there will be a larger population of older Americans entitled to Medicare to cover their increasing healthcare needs and related costs. In addition, under the Affordable Care Act and other legislation, private healthcare insurance will be expanded to cover larger percentages of non-elderly, lower income populations. In “Updated Estimates for the Insurance Coverage Provisions of the Affordable Care Act,” dated March 2012, the Congressional Budget Office predicts that, as a result of the Affordable Care Act, approximately 93% of legal, non-elderly Americans are projected to have insurance coverage by 2022, compared with 82% in 2012 prior to the Affordable Care Act, and the number of uninsured Americans will be reduced by about 30 million people. We believe the resulting expansion of U.S. healthcare insurance coverage will create an increase in demand for healthcare services and related properties.

Additionally, the National Real Estate Investor, in an article entitled “Health Care Reform: Boon for Commercial Real Estate?” dated March 24, 2010, estimates that the additional 32 million Americans covered by the new Affordable Care Act will require an additional 64 million square feet of medical office space. According to the Bank of America Merrill Lynch Global Research Report, “Healthcare REITs: a defensive play on aging demographics” dated September 24, 2013” (the “BofA Report”), growth in the need for medical office buildings is expected to increase by 30% over the next 10 years as a result of the increase in the number of additional insureds in the U.S. Moreover, there are indications that significant opportunities for consolidation exist in the healthcare real estate industry, which we believe will create value as our portfolio grows and achieves scale. The BofA Report projects that the total value of healthcare real estate ranges from $700 billion to over $1 trillion, with REIT ownership accounting for only 14% of the total, meaning the industry remains fragmented and provides opportunity for growth through consolidation.

The Aging of America. According to a July 2013 report of the U.S. Census Bureau, 10,000 people in the U.S. will turn 65 every day until 2050. By 2050, 84 million Americans or 21% of the U.S. population will be 65 years or older, compared to 14% of the population in 2012, an anticipated increase of 94% in the senior population between 2012 and 2050. “A Projection of Demand for Market Rate U.S. Seniors Housing 2010–2013” Special Issue Brief by the American Senior Housing Association and Senior Housing Analytics, Winter 2013 projects that the U.S. population over the age of 75 from 2010 to 2030 will increase by 84%, almost double the rate of the prior twenty years (43% from 1990–2010).

The 1990 Americans With Disabilities Act defines “disability” as a substantial limitation in a major life activity. Research indicates that age is positively correlated with the presence of a physical disability, and the oldest have the highest levels of both physical and cognitive disabilities. With the increased age of the U.S. population, the healthcare system faces an increase in the population with age-related physical and cognitive disabilities, which requires increased senior housing options, as well as increased demand for health-care facilities for physician management of such disabilities.

Since 2006 there has been only modest growth in the total national inventory according to the National Investment Center for Senior Housing and Care Industry (“NIC”) data with compound annual growth rate of -0.3% for skilled nursing facilities, 1.7% for assisted living facilities and 1.9% for independent living facilities. However, new units under construction are increasing. Muted supply growth has helped rental levels recover and occupancy improve despite a modest economic recovery. According to data from the NIC Map Monitor for the fourth quarter of 2014, overall senior housing occupancy was 90.5% in Q4 2014.

Rising Healthcare Expenditures. The rise in the aging population, the increase in an insured population and medical technology innovations contribute to increasing healthcare expenditures. Healthcare is the largest industry component of the U.S. gross domestic product. According to the Centers for Medicare & Medicaid Services, National Healthcare Expenditure Projections 2012-2022, during such period, U.S. healthcare expenditures are projected to rise from $2.8 to $5.0 trillion by 2022, comprising 19.9% of U.S. gross domestic product, and growing at an average annual rate of 6.2% between 2015 and 2022.

In addition, rising healthcare costs create pressure within the healthcare industry to move from an inpatient to an outpatient delivery setting in order to provide service more efficiently and contain costs. The outpatient model of healthcare services results in declining hospital stays and increasing outpatient procedures. Almost 65% of all surgeries today do not require an overnight hospital stay, compared with only 16% of all surgeries in 1980 according to “The Outlook for Healthcare,” a report of the Urban Land Institute published in 2011. Technology advances are also driving patient demand for more medical services and the space in which to deliver them. The shift to outpatient surgeries also continues to be encouraged by technological advances that involve smaller incisions, improved anesthetics, less risk of infection, and faster recoveries. We believe that these trends support increased demand for healthcare related real estate in the future.

Liquidity and Capital Resources

General

Our primary source of capital has been, and is expected to continue to be, proceeds we receive from our Offerings. Our principal demands for funds will be for:

•	the acquisition of real estate and real estate-related assets,

•	the payment of offering and operating expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	the payment of distributions.

Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from net proceeds from our Offerings and borrowings. However, until such time as we are fully invested, we may continue to use proceeds from our Offerings and borrowings to pay a portion of our operating expenses, distributions and debt service.

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

The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold through our Offerings of common stock and the resulting amount of the net offering proceeds available for investment.

Sources of Liquidity and Capital Resources

Common Stock Offering

For the years ended December 31, 2014, 2013 and 2012, we received offering proceeds of approximately $554.6 million, $379.8 million and $166.5 million respectively. During the period from January 1, 2015 through March 18, 2015, we received additional subscription proceeds of approximately $164.8 million (15.6 million shares).

Our Follow-On Offering was declared effective on February 2, 2015 and we expect to sell shares of our common stock until the earlier of the date on which the maximum offering amount of $1 billion has been sold, or December 31, 2015; provided, however, that we will periodically evaluate the status of the offering, and our board of directors may extend the offering beyond December 31, 2015 after taking into account such factors as it deems appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic or market trends.

As of December 31, 2014, we had unused offering proceeds of approximately $91.4 million as cash on hand. We plan to use the available uncommitted cash on hand as of December 31, 2014, as well as additional borrowings and offering proceeds obtained subsequently, to acquire additional healthcare real estate and real estate-related assets.

Borrowings

In December 2014, we amended and restated the terms of our credit agreement with KeyBank, as administrative agent, (“Amended Credit Agreement”) by entering into a $230 million senior unsecured revolving credit facility (“Revolving Credit Facility”) and a $175 million senior unsecured term loan facility (“Term Loan Facility” and, collectively, “Credit Facilities”). Pursuant to the Amended Credit Agreement, we have the ability to increase the collective borrowings under the Credit Facilities up to $700 million. Moreover, the Revolving Credit Facility has an initial term of 36 months plus two 12-month extension options; whereas, the Term Loan Facility has an initial term of 50 months plus one 12-month extension option. The Credit Facilities bear interest based on the London Interbank Offer Rate (“LIBOR”) and a spread that varies with our leverage ratio on the respective Credit Facilities. In addition, we are required to make interest only payments until the respective maturity dates of the Credit Facilities and to pay fees ranging from 0.15% to 0.25% for unused commitments on the Revolving Credit Facility. As of December 31, 2014, availability under the Revolving Credit Facility was approximately $14.0 million based on the value of the properties in the unencumbered collateral pool of assets supporting the loan.

We have borrowed and intend to continue borrowing money to acquire properties, make loans and other permitted investments, fund ongoing enhancements to our portfolio, and to cover periodic shortfalls between distributions paid and cash flows from operating activities. During the years ended December 31, 2014, 2013 and 2012, we borrowed net proceeds of approximately $510.3 million, $460.9 million and $264.8 million, respectively. These amounts were primarily used to acquire additional properties during the respective periods; however, in 2014, approximately $204.3 million was used to refinance our Revolving Credit Facility and in 2013, approximately $75.0 million was used to refinance an existing bridge loan.

We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes. See “Uses of Liquidity and Capital Resources – Distributions” below for additional information related to the payment of distributions with other sources for GAAP purposes. In many cases, we have pledged our assets in connection with our borrowings and intend to encumber assets in connection with additional borrowings. The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis. As of December 31, 2014 and December 31, 2013, we had an aggregate debt leverage ratio of approximately 53.3% and 52.9%, respectively, of the aggregate carrying value of our assets.

In January 2015, our joint venture obtained financing of approximately $7.1 million on ProMed Medical Building I, which was distributed to us as a return of capital.

The following table provides details of our indebtedness as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Mortgages payable and other notes payable:
Fixed rate debt	$370,854	$290,817
Variable rate debt (1)	482,922	147,290

Mortgages and other notes payable	853,776	438,107
Premium (discount), net (2)	(215)	—

Total mortgages and other notes payable, net	853,561	438,107
Credit facilities:
Term Loan Facility (1)	175,000	—
Revolving Credit Facility	31,403	98,500

Total borrowings	$1,059,964	$536,607

FOOTNOTES:

(1)	As of December 31, 2014, we had entered into interest rate swaps with notional amounts of approximately $182.1 million that were settling on a monthly basis; whereas, there were no such settlements during the year ended December 31, 2013. In addition, as of December 31, 2014 and December 31, 2013, we had entered into forward-starting interest rate swaps for total notional amounts of approximately $269.4 million and $124.3 million, respectively, in order to hedge our exposure to this variable rate debt in future periods. The remaining forward-starting interest rate swaps have a range of effective dates beginning in 2015 and continuing through the maturity date of the respective loan (ranging from 2016 through 2019). Refer to Item 8, “Financial Statements and Supplementary Data — Note 12. Derivative Financial Instruments,” for additional information.
(2)	Premium (discount), net is reflective of us recording mortgage note payables assumed at fair value on the respective acquisition date.

Generally, the loan agreements for our mortgage loans contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, as set forth in the loan agreements. The loan agreements also contain customary events of default and remedies for the lenders. The borrowers are normally direct or indirect subsidiaries of our operating partnership. As of December 31, 2014, we were in compliance with all of our debt covenants for our mortgage notes payable.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including without limitation: (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured and unsecured indebtedness, and (vi) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum debt service coverage ratio, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions includes a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain our REIT status. We do not expect this limitation to be a limiting factor for our board of directors when determining distribution levels now or in the future.

See Item 8. “Financial Statements and Supplementary Data — Note 10. Indebtedness” for additional information on our borrowings, including a schedule of future principal payments and maturity dates. In addition, see “Off-Balance Sheet and Other Arrangements” below for a description of the borrowings of our unconsolidated entities.

Contributions from Redeemable Noncontrolling Interests

During the year ended December 31, 2014, our co-venture partner made cash capital contributions of approximately $0.6 million to our consolidated joint venture relating to the Watercrest at Katy development. In accordance with the joint venture agreement, these amounts will be or have been used to fund part of the land acquisition and initial development costs of the development projects. Refer to Item 8. “Financial Statements and Supplementary Data — Note 13. Equity” for additional information.

Contributions from Noncontrolling Interests

During the year ended December 31, 2014, our co-venture partner made cash capital contributions to our consolidated joint venture of approximately $0.4 million, which was used to fund part of the acquisition of a medical office building in Yuma, Arizona.

Distributions from Unconsolidated Entities

As of December 31, 2014, we had an ownership interest in five properties through an investment in an unconsolidated entity. We are entitled to receive quarterly preferred cash distributions to the extent there is cash available to distribute. These distributions are generally received within 45 days after each quarter end.

In August 2014, we acquired our co-venture partner’s 10% interest in the Montecito joint venture for approximately $1.6 million. As a result of this transaction, we own 100% of the Montecito joint venture, and began consolidating all of the assets, liabilities and results of operations in our consolidated financial statements upon acquisition. Refer to Item 8. “Financial Statements and Supplementary Data — Note 3. Acquisitions – Purchase of Controlling Interest in Montecito Joint Venture” for additional information. In July 2013, we completed the sale of our interest in the CHTSunIV joint venture for a sales price of approximately $61.8 million, net of transaction costs, which reflects an aggregate gain of approximately $4.5 million.

For the year ended December 31, 2014, we received approximately $1.9 million of operating distributions from our investments in two unconsolidated entities; whereas, for the year ended December 31, 2013, we received approximately $5.5 million of operating distributions from our investments in three unconsolidated entities. See “Off-Balance Sheet Arrangements” below for additional information related to capital distributions received from the Windsor Manor joint venture during the year ended December 31, 2014 of approximately $2.2 million, which resulted from excess proceeds on refinancing the joint venture’s debt.

Net Cash Provided by Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties, which primarily is rental income from operating leases, resident fees and services, tenant reimbursement income and interest income less the property operating expenses and property management fees from managed properties. We experienced positive cash flow from operating activities for the years ended December 31, 2014 and 2013 of approximately $19.3 million and $3.0 million, respectively, and negative cash flow from operating activities for the year ended December 31, 2012 of approximately $6.4 million, which is reflective of 2012 being the year that we made our first real estate investment.

The change in cash flows from operating activities for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily the result of the following:

•	an increase in total revenues and NOI for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily as the result of having 95 consolidated operating properties in 2014 as compared with 55 consolidated operating properties in 2013, coupled with HarborChase of Villages Crossing and Dogwood Forest of Acworth being placed into service in December 2013 and June 2014, respectively, and the positive impact of growth in occupancy rates at these two stabilizing senior housing communities to 73.6% and 57.4%, respectively, as of December 31, 2014; and

•	approximately $4.9 million in asset management fees that were foregone by our Advisor under the Advisor Expense Support Agreement for the year ended December 31, 2014 (defined and discussed below), compared to approximately $1.4 million were foregone during the year ended December 31, 2013;

•	offset by lower distributions from our unconsolidated entities for the year ended December 31, 2014 as compared to the year ended December 31, 2013, which was primarily the result of the sale of our interest in the CHTSunIV joint venture in July 2013 and the buyout of our Montecito joint venture partner in August 2014; and

•	an increase of approximately $5.1 million in acquisition fees and expenses during the year ended December 31, 2014, in which we acquired 35 consolidated operating properties totaling $905.3 million, compared with the year ended December 31, 2013, in which we purchased 38 consolidated operating properties totaling $655.9 million. The acquisition fees and expenses were funded from proceeds of our Offerings or debt proceeds and are treated as an operating activity in accordance with GAAP.

As we continue to acquire additional properties, we expect that cash flows provided by operating activities will continue to grow.

Expense Support Agreements

In March 2013, we entered into the advisor expense support and restricted stock agreement (“Advisor Expense Support Agreement”) pursuant to which the Advisor has agreed to accept certain payments in the form of forfeitable restricted common stock (“Restricted Stock”) in lieu of cash for asset management fees and specified expenses owed to the Advisor under the advisory agreement. The Advisor Expense Support Agreement commenced on April 1, 2013 and automatically renews for successive one-year periods each December 31st, subject to the right of the Advisor to terminate the Advisor Expense Support Agreement upon 30 days’ written notice.

Commencing on April 1, 2013, the Advisor has provided expense support to us through forgoing the payment of fees in cash and acceptance of restricted stock for services rendered and specified expenses incurred in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) our aggregate modified funds from operations (as defined in the Advisor Expense Support Agreement). The Advisor expense support amount is determined for each calendar quarter, on a non-cumulative basis, with each such quarter-end date (“Determination Date”).

In August 2013, we entered into the property manager expense support and restricted stock agreement (“Property Manager Expense Support Agreement”) pursuant to which the Property Manager has agreed to accept certain payments in the form of forfeitable restricted common stock in lieu of cash for property management services owed under the property management and leasing agreement. The term of the Property Manager Expense Support Agreement commenced on July 1, 2013 and automatically renews for successive one-year periods each December 31st, subject to the right of the Property Manager to terminate the Property Manager Expense Support Agreement upon 30 days’ written notice.

Commencing on July 1, 2013, the Property Manager is required to provide expense support to us through forgoing the payment of fees in cash and acceptance of restricted stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Property Manager Expense Support Agreement). The Property Manager expense support amount is determined, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each Determination Date.

In exchange for services rendered and in consideration of the expense support provided, the Company will issue, within 45 days following each Determination Date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by to the Advisor and Property Manager for the preceding quarter divided by the then-current public offering price per share of common stock, on the terms and conditions and subject to the restrictions set forth in the Advisor Expense Support Agreement and the Property Manager Expense Support Agreement (hereinafter collectively referred to as the “Expense Support Agreements”). Any amounts deferred, and for which restricted stock shares are issued, pursuant to the Expense Support Agreements will be permanently waived and the Company will have no obligation to pay such amounts to the Advisor or the Property Manager. The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their original invested capital back with at least a 6% annualized return of investment upon ultimate liquidity of the company. Refer to Item 8. “Financial Statements and Supplementary Data — Note 2. Summary of Significant Accounting Policies” for treatment of issued Restricted Stock.

During the year ended December 31, 2014, our cash from operating activities was positively impacted by the Expense Support Agreements. For the year ended December 31, 2014, our Advisor had forgone approximately $4.9 million in asset management fees under the terms of the Advisor Expense Support Agreement. For the year ended December 31, 2013, our Advisor had forgone $1.4 million in asset management fees under the terms of the Advisor Expense Support Agreement. There were no amounts forgone under the Advisor Expenses Support Agreement for the year ended December 31, 2012. There were no amounts forgone under the Property Manager Expense Support Agreement for the years ended December 31, 2014, 2013 and 2012.

Refer to Item 8. “Financial Statements and Supplementary Data — Note 11. Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Acquisitions

During the years ended December 31, 2014, 2013 and 2012, we acquired 35, 38, and 15 consolidated operating properties, respectively, for an aggregate purchase price paid of approximately $869.5 million, $655.9 million, and $241.8 million, respectively, net of liabilities assumed. The acquired operating properties were spread across our targeted asset classes and located in 14, 13, and nine different states, respectively, which allowed us to expand both the variety of our asset classes and the geographical diversification of our healthcare investment portfolio. During the years ended December 31, 2014, 2013 and 2012, our total units increased by approximately 1,509, 2,163 and 348, respectively. Furthermore, during the years ended December 31, 2014, 2013 and 2012, our total leasable square footage increased by approximately 1.6 million, 0.9 million, and 1.0 million, respectively. We expect to continue to expand our healthcare investment portfolio in the near term through additional acquisitions.

Development Properties

In connection with our various senior housing developments, we funded approximately $47.2 million, $23.2 million and $8.1 million in development costs during the years ended December 31, 2014, 2013 and 2012, respectively. Pursuant to the development agreements for the other active senior housing communities under development as of December 31, 2014, we expect to fund approximately $76.4 million of additional development and other costs. We expect to fund the remaining development and other costs primarily from construction loans on each development or with proceeds from our Offerings. Our Advisor continues to evaluate additional development opportunities.

During the year ended December 31, 2014, we made distributions of approximately $2.0 million to a third-party developer, who is a holder of promoted interest related to our HarborChase of Villages Crossing, which has been recorded as a reduction to capital in excess of par value in the accompanying consolidated statements of stockholders’ equity and redeemable noncontrolling interest. No such payments were made during the years ended December 31, 2013 and 2012.

Debt Repayments

During the year ended December 31, 2014, we paid approximately $286.3 million of total repayments which is comprised of $259.3 million in repayments on our Revolving Credit Facility, $15.0 million in repayments on our unsecured bridge loan financing, $9.4 million of scheduled repayments and $2.6 million of prepayments on our Capital Health mortgage loan related to monies received under the Yield Guaranty. During the year ended December 31, 2013, we had total repayments of $117.4 million, which was comprised of the early repayment of $40.0 million on the CHTSunIV mezzanine loan, total repayments of $75.0 million on the Primrose II Bridge loan, and approximately $2.4 million of scheduled repayments. As part of the repayment of the CHTSunIV mezzanine loan, we paid an exit fee of $0.8 million upon extinguishment and expensed an additional $0.2 million in unamortized loan costs as a result of our CHTSunIV mezzanine loan being repaid in full prior to its maturity date.

Stock Issuance and Offering Costs

Under the terms of the Offerings, certain affiliates and third-party broker dealers are entitled to receive selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offerings. In accordance with our articles of incorporation and the advisory agreement, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and other offering costs to be paid by us may not exceed 15% of the gross aggregate proceeds of our Offerings.

During the years ended December 31, 2014, 2013 and 2012, we paid approximately $58.9 million, $41.8 million, and $22.9 million, respectively, of stock issuance and offering costs.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. Until we have sufficient cash flow from operating activities or funds from operations, we have decided, and may continue, to make stock distributions or to fund all or a portion of the payment of distributions from other sources; such as from cash flows generated by financing activities, a component of which includes our borrowings and the proceeds of our Offerings.

In November 2014, in connection with the determination of our estimated NAV per share, our board of directors increased the amount of monthly cash distributions to $0.0353 per share (from $0.0338 per share) together with monthly stock distributions of 0.0025 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month beginning December 1, 2014. The change allowed us to maintain our historical annual distribution rate of 4% cash and 3% stock on each 100 outstanding shares of our common stock based on our revised $10.58 offering price. The new distribution rates were payable to all common stockholders of record as of the close of business of the first day of each month beginning December 1, 2014.

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at then-current offering price)		Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by (Used in) Operating Activities (3)
2014 Quarters
First	$0.1014	$6,147	$3,349	$2,798	455	$4,614		$10,761	$6,277
Second	0.1014	7,145	3,916	3,229	529	5,364		12,509	5,035
Third	0.1014	8,385	4,630	3,755	621	6,295		14,680	7,361
Fourth	0.1029	10,242	5,821	4,421	751	7,946	(4)	18,188	599

Total	$0.4071	$31,919	$17,716	$14,203	2,356	$24,219		$56,138	$19,272

2013 Quarters
First	$0.09999	$2,099	$1,112	$987	157	$1,574		$3,673	$212
Second	0.09999	2,878	1,544	1,334	216	2,159		5,037	2,964
Third	0.09999	4,038	2,151	1,887	303	3,029		7,067	106
Fourth	0.09999	5,155	2,784	2,371	387	3,869		9,024	(236)

Total	$0.39996	$14,170	$7,591	$6,579	1,063	$10,631		$24,801	$3,046

2012 Quarters
First	$0.09999	$203	$113	$90	15	$152		$355	$(1,954)
Second	0.09999	558	309	249	42	417		975	2,452
Third	0.09999	984	533	451	74	739		1,723	(2,867)
Fourth	0.09999	1,452	783	669	109	1,089		2,541	(4,000)

Total	$0.39996	$3,197	$1,738	$1,459	240	$2,397		$5,594	$(6,369)

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.

(2)	For the years ended December 31, 2014, 2013 and 2012, our net loss was approximately $52.5 million, $18.1 million and $10.7 million, respectively, while cash distributions declared were approximately $31.9 million, $14.2 million and $3.2 million, respectively, and total distributions declared were approximately $56.1 million, $24.8 million and $5.6 million, respectively. For the years ended December 31, 2014 and 2013, approximately 60%, 23% and 0%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 40%, 77% and 0%, respectively, were considered to be funded with other sources (i.e., Offering proceeds). For the years ended December 31, 2014, 2013 and 2012, approximately 34%, 13% and 0%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 66%, 87% and 0%, respectively, of total distributions declared to stockholders were considered to be funded with other sources (i.e., Offering proceeds).
(3)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our Offerings as opposed to operating cash flows. For the years ended December 31, 2014, 2013 and 2012, we expensed approximately $23.9 million, $18.8 million and $6.6 million, respectively, in acquisition fees and expenses, which were paid from the proceeds of our Offerings. Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(4)	The new offering price for our stock was effective beginning with the December 1, 2014 distributions. As such, the stock distributions were recalculated using the new offering price of $10.58.

The tax composition of our distributions declared for the years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
Distribution Type	2014	2013	2012
Taxable as ordinary income	30.8%	0.0%	0.0%

Taxable as capital gain	0.0%	63.8%	0.0%

Return of capital	69.2%	36.2%	100.0%

No amounts distributed to stockholders for the years ended December 31, 2014, 2013 and 2012 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

In determining the apportionment between taxable income and a return of capital, the amounts distributed to stockholders (other than any amounts designated as capital gains dividends) in excess of current or accumulated E&P are treated as a return of capital to the stockholders. E&P is a statutory calculation, which is derived from net income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders. The distribution of new common shares to the recipients is non-taxable. Stock distributions may cause the interest of later investors in our stock to be diluted as a result of the stock issued to earlier investors.

Our board of directors declared a monthly cash distribution of $0.0353 and a monthly stock distribution of 0.0025 shares on each outstanding share of common stock on January 1, 2015, February 1, 2015 and March 1, 2015. In March 2015, cash distributions of approximately $13.3 million were paid and stock distributions of 0.9 million shares were distributed related to the aforementioned declared distributions.

Common Stock Redemptions

During the year ended December 31, 2014, we received 94 redemption requests for 0.3 million shares at a redemption price of $9.24 per share of which approximately $2.2 million was paid and approximately $0.9 million was payable as of December 31, 2014. During the year ended December 31, 2013, we received 22 redemption requests for 0.08 million shares at a redemption price of $9.25 per share of which approximately $0.7 million was paid and approximately $0.1 million was payable as of December 31, 2013. During the year ended December 31, 2012, we paid approximately $0.01 million and redeemed one redemption request for 1,049 shares of common stock at a redemption price of $9.99 per share.

See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Redemption Plan” for additional information related to the redemption of common stock.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

In understanding our operating results in the accompanying consolidated financial statements, it is important to understand how the growth in our assets has impacted our results. As of December 31, 2014, we owned 95 real estate investment properties and our portfolio consisted of 4,918 units operated under management agreements with third-party operators and approximately 3.5 million leasable square feet that was 95.3% leased to third-party tenants. The chart below illustrates our net losses and property-level NOI for the years ended December 31, 2014, 2013 and 2012 (in thousands), and the amount invested in properties as of December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Total revenues	$181,084	$52,605	$7,385
Less:
Property operating expenses	93,549	20,940	406
Property management fees	8,942	2,642	404

NOI	78,593	29,023	6,575
Less:
General and administrative expenses	6,877	5,618	2,563
Acquisition fees and expenses	23,931	18,840	6,585
Asset management fees	8,481	3,614	1,369
Depreciation and amortization	63,112	16,765	2,101
Contingent purchase price consideration adjustment	(630)	(1,824)	—
Other expenses, net of other income	28,972	4,092	4,694
Income tax expense (benefit)	361	18	(17)

Net loss	$(52,511)	$(18,100)	$(10,720)

Invested in operating properties, end of period	$1,865,435	$897,989	$242,200

We anticipate using our cash on hand as of December 31, 2014, and additional borrowings, as well as additional net offering proceeds received through the close of our Initial Offering and through our Follow-On Offering to invest in additional properties. As such, we anticipate additional operating income will be generated in subsequent periods.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors”.

Fiscal year ended December 31, 2014 as compared to the fiscal year ended December 31, 2013

Rental Income from Operating Leases. Rental income from operating leases was approximately $49.3 million for the year ended December 31, 2014 as compared to $23.3 million for the year ended December 31, 2013. The increase in rental income from operating leases resulted from our acquisition of 15 medical office buildings, three post-acute care hospitals and three acute care hospitals for the year ended December 31, 2014 as well as the 16 medical office buildings and one acute care hospital during the year ended December 31, 2013 being owned for the entire period. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with operating leases.

Resident Fees and Services. Resident fees and services income was approximately $123.8 million for the year ended December 31, 2014 as compared to approximately $27.6 million for the year ended December 31, 2013. The increase in resident fees and services is a result of the 14 managed senior housing communities acquired for the year ended December 31, 2014 as well as 15 managed senior housing communities acquired during the year ended December 31, 2013 being owned for the entire period and HarborChase of Villages Crossing and Dogwood Forest of Acworth being placed into service in December 2013 and June 2014, respectively. We expect this revenue stream to increase as these investments are held in future periods, our value-add and completed development properties stabilize and we acquire additional managed senior housing communities.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $7.5 million for the year ended December 31, 2014 as compared to $1.6 million for the year ended December 31, 2013. This amount is comprised of common area maintenance (“CAM”) revenue and the increase resulted from our acquisition of 15 medical office buildings, three post-acute care hospitals and three acute care hospitals for the year ended December 31, 2014 as well as the 16 medical office buildings and one acute care hospital during the year ended December 31, 2013 being owned for the entire period. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with modified operating leases.

Interest Income on Note Receivable from Related Party. Interest income on note receivable from related party was approximately $0.5 million for the year ended December 31, 2014 as compared to $0.1 million for the year ended December 31, 2013. This amount is comprised of interest income on the acquisition, development and construction loan (“ADC loan”) made to Crosland Southeast for the HCA Rutland development in June 2013. Interest income from this loan will not continue since the ADC loan was fully repaid in August 2014.

Property Operating Expenses. Property operating expenses were approximately $93.5 million for the year ended December 31, 2014 as compared to approximately $20.9 million for the year ended December 31, 2013. This increase is a result of our acquisition of 14 managed senior housing communities, 15 medical office buildings, three post-acute care hospitals and three acute care hospitals for the year ended December 31, 2014 as well as 15 managed senior housing communities, 16 medical office buildings and one acute care hospital acquired during the year ended December 31, 2013 being owned for the entire period and HarborChase of Villages Crossing and Dogwood Forest of Acworth being placed into service in December 2013 and June 2014, respectively. We expect property operating expenses to increase as these investments are held in future periods, our value-add and completed development properties stabilize and we acquire additional managed properties.

General and Administrative. General and administrative expenses for the year ended December 31, 2014 were approximately $6.9 million as compared to approximately $5.6 million for the year ended December 31, 2013. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees and will continue to grow as our asset base increases. The increase in general and administrative expense was primarily attributed to increased costs as a result of the growth of our portfolio. Specifically, we incurred increased personnel expenses reimbursable to the Advisor due to increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting. We expect increases in general and administrative expenses in the future as we purchase additional real estate properties and the properties acquired during the year ended December 31, 2014 are operational for a full period.

Acquisition Fees and Expenses. Acquisition fees and expenses for the year ended December 31, 2014 were approximately $27.5 million of which approximately $3.6 million was capitalized as real estate under development in 2014. We incurred approximately $19.5 million for the year ended December 31, 2013 of which approximately $0.1 million was capitalized as real estate under development, approximately $0.5 million was capitalized as investment in unconsolidated entities, and approximately $0.1 million was capitalized as origination costs related to our note receivable from related party during the year ended December 31, 2013. The increase in acquisition fees and expenses resulted from the acquisition of 35 operating properties totaling approximately $905.3 million in investments, during the year ended December 31, 2014 as compared with the acquisition of 38 operating properties totaling approximately $655.4 million in investments during the year ended December 31, 2013. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate or real estate-related assets.

Asset Management Fees. We incurred approximately $13.6 million in asset management fees payable to our Advisor during the year ended December 31, 2014 as compared to approximately $5.1 million for the year ended December 31, 2013. For years ended December 31, 2014 and 2013, approximately $4.9 million and $1.4 million, respectively, in asset management fees were forgone in accordance with the terms of the Expense Support Agreements and approximately $0.3 million and $0.1 million, respectively, were capitalized as real estate under development. As described in Item 8. “Financial Statements and Supplementary Data – Note 11. Related Party Arrangements” during the year ended December 31, 2014, asset management fees were reduced by $4.9 million because the shares of restricted stock, which will be accepted by the Advisor as payment for asset management services rendered, were valued at zero— the lowest possible value estimated at vesting since the vesting criteria had not been met. For the year ended December 31, 2013, approximately $1.4 million in asset management fees were forgone and settled with issuance of restricted stock in accordance with the Expense Support Agreements. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments. We expect increases in asset management fees in the future as we purchase additional real estate or real estate-related assets and the properties owned as of December 31, 2014 are operational for a full period; however, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Property Management Fees. We incurred approximately $10.8 million in property management fees for the year ended December 31, 2014 and approximately $2.8 million for the year ended December 31, 2013. For the years ended December 31, 2014 and 2013, approximately $1.9 million and $0.2 million, respectively, were capitalized as real estate under development. Property management fees generally range from 2% to 5% of property revenues for leased properties depending on the type of property and are paid to third-party managers. However, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party. Overall property management fees increased as a result of the increases in rental income from operating leases and resident fees and services from acquisitions for the year ended December 31, 2014 as well as the properties acquired during the year ended December 31, 2013 being owned for the entire year ended December 31, 2014. Although we expect total property management fees will increase during 2015, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Contingent purchase price consideration adjustment. During the years ended December 31, 2014 and 2013, the adjustment for contingent purchase price consideration was approximately $0.6 million and $1.8 million, respectively. The adjustment in 2014 relates primarily to two separate acquisitions. Based on lower than expected occupancy and revised projections of future net operating income, our fair value estimate for our Capital Health Yield Guaranty receivable was increased by approximately $2.2 million and we recorded a reduction to our operating loss in the accompanying consolidated statements of operations for year ended December 31, 2014. Additionally, based on exceeding certain NOI targets on one of the South Bay II communities, we have recognized $1.8 million of expense during the year ended December 31, 2014. In 2013, our fair value estimate for our Capital Health Yield Guaranty receivable was increased by approximately $1.8 million and we recorded a reduction to our operating loss in the accompanying consolidated statements of operations for year ended December 31, 2013.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2014 were approximately $63.1 million and approximately $16.8 million for the year ended December 31, 2013. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The increase in depreciation and amortization expense across periods resulted from our acquisition of 14 managed senior housing communities, 15 medical office buildings, three post-acute care hospitals and three acute care hospitals for the year ended December 31, 2014 as well as 15 managed senior housing communities, 16 medical office buildings and one acute care hospital acquired during the year ended December 31, 2013 being owned for the entire period and HarborChase of Villages Crossing and Dogwood Forest of Acworth being placed into service in December 2013 and June 2014, respectively. We expect depreciation and amortization expense to increase as these investments are held in future periods and we acquire additional properties.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the year ended December 31, 2014 was approximately $31.5 million of which $1.0 million was capitalized as development costs relating to our real estate under development. Interest expense and loan cost amortization for the year ended December 31, 2013 was approximately $11.5 million of which approximately $0.7 million was capitalized as development costs relating to our real estate under development. Approximately $18.8 million of the increase for the year ended December 31, 2014 was primarily the result of an increase in our average debt outstanding to approximately $798.3 million as compared to approximately $364.9 million for the year ended December 31, 2013. In addition, during the year ended December 31, 2014, we incurred approximately $0.5 million in additional loan costs amortization relating to debt obtained during the year ended December 31, 2014, as well as approximately $1.4 million relating to debt obtained on properties acquired during the year ended December 31, 2013. The increase between the years was partially offset by a write-off in 2013 of approximately $0.2 million as a loss on the early extinguishment of debt and the payment of an exit fee of approximately $0.8 million upon extinguishment of the CHTSunIV mezzanine loan prior to its maturity date during the year ended December 31, 2013.

Equity in Earnings (Loss) of Unconsolidated Entities. Our unconsolidated entities generated losses of approximately $1.4 million for the year ended December 31, 2014 relating to our investments in the Windsor Manor and Montecito joint ventures, as compared to earnings of approximately $2.1 million for the year ended December 31, 2013 relating to our investments in the CHTSunIV, Windsor Manor and Montecito joint ventures. Equity in earnings (loss) from unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences. The change in equity in earnings (loss) of unconsolidated entities was impacted by the sale of our interest in CHTSunIV in July 2013 and our purchase of the controlling interest in the Montecito Joint Venture in August 2014, which resulted in the consolidation of this investment.

Gain on Sale of Investment in Unconsolidated Entity. During the year ended December 31, 2013, we recognized a gain of approximately $4.5 million related to the CHTSunIV Disposition. See “Sources of Liquidity and Capital Resources – Distributions from Unconsolidated Entities” for additional information. There was no sale of unconsolidated entities during the year ended December 31, 2014 nor do we currently expect future sales of investments in unconsolidated entities.

Gain from Purchase of Controlling Interest of Investment in Unconsolidated Entity. During the year ended December 31, 2014, we recognized a gain of approximately $2.8 million related to the purchase of our co-venture partner’s 10% interest in the Montecito Joint Venture for approximately $1.6 million. As a result of this transaction, we own 100% of the Montecito Joint Venture, and began consolidating all of the assets, liabilities and results of operations in our consolidated financial statements upon acquisition. Accordingly, we recorded a step up from our carrying value of the investment in the Montecito Joint Venture to the estimated fair value of the net assets acquired and liabilities assumed. Refer to Item 8. “Financial Statements and Supplementary Data – Note 3. Acquisitions – Purchase of Controlling Interest in Montecito Joint Venture” for additional information. There was no purchase of any controlling interest of unconsolidated entities during the year ended December 31, 2013 nor do we currently expect future changes in control of investments in unconsolidated entities.

Income Tax Expense. During the year ended December 31, 2014, we recognized state and federal income tax expense related to our properties of approximately $0.4 million as compared to approximately $18,000 during the year ended December 31, 2013.

Fiscal year ended December 31, 2013 as compared to the fiscal year ended December 31, 2012

Rental Income from Operating Leases. Rental income from operating leases was approximately $23.3 million for the year ended December 31, 2013, as compared to $6.9 million for the year ended December 31, 2012. The increase in rental income from operating leases resulted from our ownership of ten senior housing communities for the full year, as compared to our ownership for a partial year in 2012. In addition, during the year ended December 31, 2013, we acquired 16 medical office buildings, one specialty hospital and six skilled nursing facilities, which further contributed to the increase in rental income from operating leases across years.

Resident Fees and Services. Resident fees and services were approximately $27.6 million for the year ended December 31, 2013, as compared to $0.5 million for the year ended December 31, 2012. The increase in resident fees and services resulted from our ownership of five managed senior housing communities for the full year, as compared to our ownership for a partial month in 2012. In addition, during the year ended December 31, 2013, we acquired 15 additional managed senior housing communities, which further contributed to the increase in resident fees and services across years.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $1.6 million for the year ended December 31, 2013. There was no tenant reimbursement income for the year ended December 31, 2012. This amount is comprised of CAM revenue for the 17 medical office buildings and one specialty hospital acquired during 2013.

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

Property Operating Expenses. Property operating expenses were approximately $20.9 million for the year ended December 31, 2013, as compared to $0.4 million for the year ended December 31, 2012. The increase in property operating expenses resulted from our ownership of five managed senior housing communities for the full year, as compared to our ownership for a partial month in 2012. In addition, during the year ended December 31, 2013, we acquired 15 additional managed senior housing communities, 16 medical office buildings and one specialty hospital, which further contributed to the increase in property operating expenses across years.

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

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $19.5 million and $10.6 million for the years ended December 31, 2013 and 2012, respectively, of which approximately $0.1 million and $0.7 million, respectively, were capitalized as real estate under development and approximately $0.5 million and $3.3 million, respectively, were capitalized as investment in unconsolidated entities. In addition, approximately $0.1 million was capitalized as origination costs related to our note receivable from related party during the year ended December 31, 2013.

Asset Management Fees. Asset management fees incurred were approximately $5.2 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, approximately $0.2 million were capitalized as real estate under development and approximately $1.4 million in asset management fees were forgone in exchange for restricted stock shares under the terms of the Advisor Expense Support Agreement. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

Property Management Fees. We incurred approximately $2.8 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, approximately $0.2 million and $0.1 million, respectively, were capitalized as real estate under development. Property management fees generally range from 2% to 5% of property revenues for leased properties depending on the type of property and are paid to third-party managers. However, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party. Overall property management fees increased as a result of the increases in rental income from operating leases and resident services from acquisitions for the year ended December 31, 2013.

Contingent purchase price consideration adjustment. During the year ended December 31, 2013, based on lower than expected occupancy and revised projections of future net operating income, the seller was required to perform under our Capital Health Yield Guaranty and released approximately $2.6 million of the $7 million held in escrow to us in 2014 as a guaranteed return for the year ended December 31, 2013. As a result, our fair value estimate increased by approximately $1.8 million and we recorded a reduction to our operating loss in the accompanying consolidated statements of operations.

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

Gain on Sale of Investment in Unconsolidated Entity. During the year end December 31, 2013, we recognized a gain of approximately $4.5 million related to the CHTSunIV Disposition. See “Sources of Liquidity and Capital Resources – Distributions from Unconsolidated Entities” for additional information. There was no sale of unconsolidated entities during the year ended December 31, 2012, nor do we currently expect future sales on investments in unconsolidated entities.

Income Tax Benefit (Expense). For the year ended December 31, 2013, we recognized state and federal income tax expense related to our properties held in taxable REIT subsidiaries of approximately $18,000. In contrast, for the year ended December 31, 2012, we recognized state and federal income tax benefit related to our properties held in taxable REIT subsidiaries of approximately $17,000.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value of the property. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss in its applicability in evaluating operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Net loss	$(52,511)	$(18,100)	$(10,720)
Adjustments:
Depreciation and amortization	63,112	16,765	2,101
FFO adjustments from unconsolidated entities (1)	2,994	2,767	2,377
Gain or loss related to sale of real estate assets	—	(4,486)	—
Gain from change in control of investment in unconsolidated entity	(2,798)	—	—

Total funds from operations	10,797	(3,054)	(6,242)
Acquisition fees and expenses (2)	23,931	18,840	6,585
Straight-line adjustments for leases (3)	(2,472)	(2,023)	(843)
Amortization of above/below market intangible assets and liabilities (4)	345	68	—
Loss on extinguishment of debt (5)	—	244	460
Adjustments relating to contingent purchase price consideration (6)	(630)	(1,824)	—
MFFO adjustments from unconsolidated entities (1)	46	330	837

Modified funds from operations	$32,017	$12,581	$797

Weighted average number of shares of common stock outstanding (basic and diluted) (7)	83,457	41,197	13,199

Net loss per share (basic and diluted)	$(0.63)	$(0.44)	$(0.81)

FFO per share (basic and diluted)	$0.13	$(0.07)	$(0.47)

MFFO per share (basic and diluted)	$0.38	$0.31	$0.06

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
(2)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses for business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(4)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(5)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(6)	Management believes that the elimination of the adjustments relating to contingent purchase price consideration included in operating income (expense) for GAAP purposes is appropriate because the adjustment is a non-recurring adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(7)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of December 31, 2014:

	Payments Due by Period
	2015	2016-2017	2018-2019	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$48,018	$191,413	$604,649	$148,291	$992,371
Credit Facilities (principal and interest)	4,818	41,038	179,725	—	225,581
Development contracts on development properties (1)	68,230	8,198	—	—	76,428
Ground and air rights leases (2)	1,347	2,773	2,881	102,773	109,774

	$122,413	$243,422	$787,255	$251,064	$1,404,154

FOOTNOTES:

(1)	The amounts presented above represent accrued development costs as of December 31, 2014 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs. The amounts include approximately $71.3 million of contractual obligations with third-party developers and approximately $5.1 million of additional expected development costs that have been included in the respective development budgets.
(2)	Ground and air rights leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2053 to 2101.

Off-Balance Sheet Arrangements

In June 2014, our Windsor Manor joint venture refinanced approximately $18.0 million of its then-current outstanding debt related to five senior housing communities in Iowa of which approximately $11.6 million related to a bridge loan maturing on June 30, 2014 and the approximate $6.4 million remaining related to the extinguishment of the joint venture’s other mortgage loans prior to the scheduled expirations. In connection therewith, the joint venture paid an exit fee of approximately $0.5 million upon extinguishment of the mortgage loans. The new loan includes a five year term with monthly principal and interest payments based upon a 25-year amortization and a variable interest rate equal to LIBOR plus 3.5%. In addition, in connection with the refinancing, our Windsor Manor joint venture received aggregate proceeds of $22.0 million, of which approximately $0.4 million were used to pay loan costs associated with the refinancing and the remaining $3.6 million were available for capital distribution to the members. Our Windsor Manor joint venture declared capital distributions of $2.2 million and $1.4 million, respectively, to us and our joint venture partner as a return of capital. These capital distributions were paid to the respective members in the third quarter of 2014.

In August 2014, the Company acquired its co-venture partner’s 10% interest in the Montecito joint venture; refer to Item 8, “Financial Statements and Supplemental Data – Note 3. Acquisitions – Purchase of Controlling Interest in Montecito Joint Venture” for additional information.

See Item 8, “Financial Statements and Supplemental Data – Note 8. Unconsolidated Entities” in the accompanying consolidated financial statements for additional information related to these joint ventures.

Related-Party Transactions

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Item 8, “Financial Statements and Supplemental Data – Note 11. Related Party Arrangements” in the accompanying consolidated financial statements for additional information.

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

We will analyze our variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on a review of the design of the entity, its organizational structure, including decision-making ability and financial agreements. We also use our quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

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

Allocation of Purchase Price for Real Estate Acquisitions. Upon acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements, tenant improvements and equipment), intangible assets (consisting of in-place leases and above- or below-market leases), liabilities assumed and any contingent assets or liabilities in order to allocate the purchase price. In estimating the fair value of the assets acquired and liabilities assumed, we consider information obtained about each property as a result of our due diligence and utilize various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the relative fair values of these assets.

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

We may also enter into contingent purchase price consideration arrangements in connection with acquisitions, which could result in either an asset or liability being recognized as part of the purchase price allocation. In calculating the estimated fair value of contingent purchase price consideration arrangements, we consider information obtained during the due diligence and the budget process as well as discount rates to determine the fair value. We evaluate the fair value of the arrangements at each reporting period and record any adjustments to the fair value as a component of operating income (expense) in the consolidated statement of operations.

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

Shares Based Payments to Non-Employees. In connection with the Expense Support Agreements, we may issue Restricted Stock to the Advisor or the Property Manager on a quarterly basis in exchange for providing expense support in the event that cash distributions declared exceed modified funds from operations as defined by the Expense Support Agreements.

The Restricted Stock is forfeited if shareholders do not ultimately receive their original invested capital back with at least a 6% annualized return of investment upon a future liquidity or disposition event. Upon issuance of Restricted Stock, we measure the fair value at our then-current lowest aggregate fair value pursuant to the Accounting Standards Codification (“ASC”) 505-50. On the date in which the Advisor or the Property Manager satisfies the vesting criteria, we remeasure the fair value of the Restricted Stock pursuant to ASC 505-50 and record expense equal to the difference between the original fair value and that of the remeasurement date. In addition, given that performance is outside the control of the Advisor or the Property Manager and involves both market conditions and counterparty performance conditions, the shares are treated as unissued for accounting purposes and we only include the Restricted Stock in the calculation of diluted earnings per share to the extent their effect is dilutive and the vesting conditions have been satisfied as of the reporting date.

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

Impact of Accounting Pronouncements

See Item 8, “Financial Statements and Supplemental Data – Note 2. Significant Accounting Policies” for additional information about the impact of accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and to make loans and other permitted investments. Our management objectives related to interest rate risk will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The following is a schedule as of December 31, 2014, of our fixed and variable rate debt maturities for each of the next five years, and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value (1)
Fixed rate debt	8,666	9,031	9,439	203,381	4,060	136,277	370,854	382,000

Weighted average interest rate on fixed rate debt	4.27%	4.27%	4.27%	4.30%	4.21%	4.21%	4.26%

Variable rate debt	9,169	90,721	56,084	93,316	440,035	—	689,325	693,000

Average interest rate on variable rate debt	LIBOR+2.49%	LIBOR+2.50%	LIBOR+2.42%	LIBOR+2.39%	LIBOR+2.35%	—%	LIBOR+2.38%

FOOTNOTE:

(1)	The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2014. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2015 compared to LIBOR rates as of December 31, 2014 would result in fluctuation of interest expense on our variable rate debt of approximately $6.9 million for the year ending December 31, 2015. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of December 31, 2014, the Company’s debt is comprised of approximately 35.0% in fixed rate debt, approximately 43.3% in variable rate debt with current or forward-starting interest rate swaps and approximately 21.7% of unhedged variable rate debt. In January 2015, we entered into a forward starting interest rate swap related to our debt on the Southeast Medical Office Properties, which is approximately 13.5% of the aforementioned unhedged variable rate debt as of December 31, 2014. The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate swaps on unhedged variable rate debt.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of CNL Healthcare Properties, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Healthcare Properties, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 27, 2015

CNL HEALTHCARE PROERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Real estate assets:
Real estate investment properties, net (including VIEs $174,449 and $72,053, respectively)	$1,657,500	$848,791
Real estate under development, including land (including VIEs $47,153 and $16,210 respectively)	47,153	17,409

Total real estate assets, net	1,704,653	866,200
Intangibles, net (including VIEs $25,519 and $4,535 respectively)	140,264	52,400
Cash (including VIEs $6,280 and $727 respectively)	91,355	44,209
Loan costs, net (including VIEs $2,300 and $912 respectively)	14,012	7,919
Other assets (including VIEs $467 and $21 respectively)	11,197	6,445
Restricted cash (including VIEs $5,304 and $257 respectively)	10,753	2,839
Deferred rent and lease incentives (including VIEs $2,978 and $104 respectively)	8,240	2,782
Investments in unconsolidated entities	7,379	18,438
Deposits (including VIEs $44 and $0 respectively)	1,162	8,892
Note receivable from related party	—	3,949

Total assets	$1,989,015	$1,014,073

LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $137,754 and $52,596 respectively)	$853,561	$438,107
Credit facilities	206,403	98,500
Other liabilities (including VIEs $4,949 and $939 respectively)	27,448	7,243
Accounts payable and accrued expenses (including VIEs $2,317 and $309 respectively)	18,493	7,887
Accrued development costs (including VIEs $7,951 and $7,047 respectively)	7,951	7,047
Due to related parties (including VIEs $219 and $112 respectively)	2,999	3,308

Total liabilities	1,116,855	562,092

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	568	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	—	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 116,672 and 58,308 shares issued, and 116,256 and 58,218 shares outstanding, respectively	1,163	582
Capital in excess of par value	1,007,326	500,361
Accumulated loss	(83,091)	(30,580)
Accumulated distributions	(49,342)	(17,423)
Accumulated other comprehensive loss	(4,864)	(959)

Total stockholders’ equity	871,192	451,981
Noncontrolling interest	400	—

Total equity	872,160	451,981

Total liabilities and equity	$1,989,015	$1,014,073

The abbreviation VIEs above means variable interest entities.

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Rental income from operating leases	$49,305	$23,297	$6,925
Resident fees and services	123,777	27,550	460
Tenant reimbursement income	7,504	1,640	—
Interest income on note receivable from related party	498	118	—

Total revenues	181,084	52,605	7,385

Operating Expenses:
Property operating expenses	93,549	20,940	406
General and administrative	6,877	5,618	2,563
Acquisition fees and expenses	23,931	18,840	6,585
Asset management fees	8,481	3,614	1,369
Property management fees	8,942	2,642	404
Contingent purchase price consideration adjustment	(630)	(1,824)	—
Depreciation and amortization	63,112	16,765	2,101

Total operating expenses	204,262	66,595	13,428
Operating loss	(23,178)	(13,990)	(6,043)

Other income (expense):
Interest and other income	104	74	13
Interest expense and loan cost amortization	(30,487)	(10,799)	(5,850)
Equity in earnings (loss) of unconsolidated entities	(1,387)	2,147	1,143
Gain on sale of investment in unconsolidated entity	—	4,486	—
Gain on purchase of controlling interest of investment in unconsolidated entity	2,798	—	—

Total other expense	(28,972)	(4,092)	(4,694)

Loss before income taxes	(52,150)	(18,082)	(10,737)
Income tax benefit (expense)	(361)	(18)	17

Net loss	$(52,511)	$(18,100)	$(10,720)

Less: Net loss attributable to noncontrolling interest	—	—	—

Net loss attributable to common stockholders	(52,511)	(18,100)	(10,720)

Net loss per share of common stock (basic and diluted)	$(0.63)	$(0.44)	$(0.81)

Weighted average number of shares of common stock outstanding (basic and diluted)	83,457	41,197	13,199

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(52,511)	$(18,100)	$(10,720)

Other comprehensive income (loss):
Unrealized loss on derivative financial instruments, net	(3,915)	(1,042)	—
Unrealized gain on derivative financial instruments of equity method investments	10	83	—

Total other comprehensive loss	(3,905)	(959)	—

Comprehensive loss	$(56,416)	$(19,059)	$(10,720)

Less: Comprehensive loss attributable to noncontrolling interest	—	—	—

Comprehensive loss attributable to common stockholders	$(56,416)	$(19,059)	$(10,720)

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Loss	Equity	Interest	Equity
Balance at December 31, 2011	$—	1,357	$13	$11,505	$(1,760)	$(56)	$—	$9,702	$—	$9,702
Subscriptions received for common stock through public offering and reinvestment plan	—	16,850	169	168,097	—	—	—	168,266	—	168,266
Stock distributions	—	240	2	(2)	—	—	—	—	—	—
Redemptions of common stock	—	(1)	—	(10)	—	—	—	(10)	—	(10)
Stock issuance and offering costs	—	—	—	(23,390)	—	—	—	(23,390)	—	(23,390)
Net loss	—	—	—	—	(10,720)	—	—	(10,720)	—	(10,720)
Cash distributions declared and paid or reinvested ($0.39996 per share)	—	—	—	—	—	(3,197)	—	(3,197)	—	(3,197)

Balance at December 31, 2012	$—	18,446	$184	$156,200	$(12,480)	$(3,253)	$—	$140,651	$—	$140,651
Subscriptions received for common stock through public offering and reinvestment plan	—	38,798	388	386,975	—	—	—	387,363	—	387,363
Stock distributions	—	1,063	11	(11)	—	—	—	—	—	—
Redemptions of common stock	—	(89)	(1)	(826)	—	—	—	(827)	—	(827)
Stock issuance and offering costs	—	—	—	(41,977)	—	—	—	(41,977)	—	(41,977)
Net loss	—	—	—	—	(18,100)	—	—	(18,100)	—	(18,100)
Other comprehensive loss	—	—	—	—	—	—	(959)	(959)	—	(959)
Cash distributions declared and paid or reinvested ($0.39996 per share)	—	—	—	—	—	(14,170)	—	(14,170)	—	(14,170)

Balance at December 31, 2013	$—	58,218	$582	$500,361	$(30,580)	$(17,423)	$(959)	$451,981	$—	$451,981

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST (CONTINUED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Loss	Equity	Interest	Equity
Balance at December 31, 2013	$—	58,218	$582	$500,361	$(30,580)	$(17,423)	$(959)	$451,981	$—	$451,981
Subscriptions received for common stock through public offering and reinvestment plan	—	56,006	560	571,764	—	—	—	572,324	—	572,324
Stock distributions	—	2,356	24	(24)	—	—	—	—	—	—
Redemptions of common stock	—	(324)	(3)	(2,993)	—	—	—	(2,996)	—	(2,996)
Stock issuance and offering costs	—	—	—	(59,782)	—	—	—	(59,782)	—	(59,782)
Net loss	—	—	—	—	(52,511)	—	—	(52,511)	—	(52,511)
Other comprehensive loss	—	—	—	—	—	—	(3,905)	(3,905)	—	(3,905)
Distribution to holder of promoted interest	—	—	—	(2,000)	—	—	—	(2,000)	—	(2,000)
Cash distributions declared and paid or reinvested ($0.4071 per share)	—	—	—	—	—	(31,919)	—	(31,919)	—	(31,919)
Contribution from noncontrolling interests	568	—	—	—	—	—	—	—	400	968

Balance at December 31, 2014	$568	116,256	$1,163	$1,007,326	$(83,091)	$(49,342)	$(4,864)	$871,192	$400	$872,160

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating Activities:
Net loss	$(52,511)	$(18,100)	$(10,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	63,112	16,765	2,101
Amortization of loan costs	2,921	1,433	1,161
Accretion of note origination costs	60	80	—
Amortization of above and below market intangibles	345	68	—
Straight-line rent adjustments	(2,472)	(2,023)	(843)
Deferred tax assets, net	—	31	(31)
Loss on extinguishment of debt	—	244	460
Contingent purchase price consideration adjustment	(630)	(1,824)	—
Equity in earnings of unconsolidated entities, net of distributions	2,931	1,620	465
Gain on purchase of controlling interest in unconsolidated entity	(2,798)	—	—
Gain on sale of unconsolidated entity	—	(4,486)	—
Changes in operating assets and liabilities:
Other assets	(1,791)	(740)	(1,113)
Deferred rent and lease incentives	(1,016)	—	—
Due from related parties	(155)	(25)	—
Accounts payable and accrued expenses	7,235	5,450	1,569
Other liabilities	5,038	2,907	—
Due to related parties	(997)	1,646	582

Net cash flows provided by (used in) operating activities	$19,272	$3,046	$(6,369)

Investing activities:
Acquisition of properties	(869,458)	(655,924)	(241,800)
Development of properties	(47,150)	(23,246)	(8,050)
Issuance of note receivable to related party	(2,065)	(3,686)	—
Collection of note receivable from related party	5,591	—	—
Distribution from unconsolidated entities	2,206	222	—
Purchase of controlling interest in unconsolidated entity	(1,584)	—	—
Investment in unconsolidated entities	(220)	(12,912)	(65,025)
Proceeds from sale of unconsolidated entity	—	61,761	—
Changes in restricted cash	(7,914)	(2,229)	(610)
Capital expenditures	(4,021)	(347)	—
Payment of leasing costs	(543)	(12)	(17)
Deposits on real estate	(500)	(7,419)	(145)

Net cash used in investing activities	$(925,658)	$(643,792)	$(315,647)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Financing activities:
Subscriptions received for common stock through public offering	$554,608	$379,772	$166,527
Payment of stock issuance and offering costs	(58,880)	(41,821)	(22,917)
Distributions to stockholders, net of distribution reinvestments	(14,203)	(6,579)	(1,459)
Distribution to holder of promoted interest	(2,000)	—	—
Contribution from redeemable noncontrolling interest	568	—	—
Contribution from noncontrolling interest	400	—	—
Redemptions of common stock	(2,246)	(706)	(10)
Draws under revolving credit facilities	367,223	98,500	—
Repayments on revolving credit facilities	(259,320)	—	—
Proceeds from mortgage and other notes payable	402,438	362,392	264,780
Principal payments on mortgage and other notes payable	(27,012)	(117,436)	(71,628)
Lender deposits	(150)	(1,110)	(138)
Payment of loan costs	(7,894)	(6,319)	(4,879)

Net cash flows provided by financing activities	953,532	666,693	330,276

Net increase in cash	47,146	25,947	8,260
Cash at beginning of period	44,209	18,262	10,002

Cash at end of period	$91,355	$44,209	$18,262

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $0.9 million, $0.5 million and $0.05 million, respectively	$26,724	$8,720	$3,377

Cash paid for income taxes	$545	$569	$7

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$1,656	$752	$595

Loan costs	$310	$241	$136

Capital expenditures	$72	$—	$—

Accrued development costs	$7,951	$7,047	$311

Redemptions payable	$872	$121	$—

Contingent purchase price consideration	$268	$507	$—

Loan cost amortization capitalized on development properties	$73	$97	$56

Unrealized loss on derivative financial instruments, net	$4,864	$959	$—

Assumption of liabilities on acquired property	$1,000	$—	$—

Assumption of mortgage note payable on acquired property	$27,657	$—	$—

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

1.	Organization

CNL Healthcare Properties, Inc. (the “Company”) is a Maryland corporation incorporated on June 8, 2010 that elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2012. The Company is externally advised by CNL Healthcare Corp. and its property manager is CNL Healthcare Manager Corp., each of which is a Florida corporation and a wholly owned subsidiary of CNL Financial Group, LLC, the Company’s sponsor. CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the operating partnership and the Advisor. Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by affiliates of the Advisor and the Property Manager. In addition, third-party sub-property managers have been engaged to provide certain property management services.

The Company conducts substantially all of its operations either directly or indirectly through: (1) an operating partnership, CHP Partners, LP, in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly-owned TRS, CHP TRS Holding, Inc.; (3) property owner subsidiaries and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

On June 27, 2011, the Company commenced its Initial Offering, including shares being offered through its Reinvestment Plan, pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the SEC. The Company’s Follow-On Offering was declared effective by the SEC on February 2, 2015. The Company expects to sell shares of its common stock in the Follow-On Offering until the earlier of the date on which the maximum offering amount has been sold, or December 31, 2015; provided, however, that the Company will periodically evaluate the status of the Follow-On Offering, and its board of directors may extend the Follow-On Offering beyond December 31, 2015.

The Company’s investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the senior housing, medical office, post-acute care and acute care asset classes. The types of senior housing that the Company may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, and memory care facilities. The types of medical offices that the Company may acquire include medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that the Company may acquire include skilled nursing facilities, long-term acute care hospitals and inpatient rehabilitative hospitals. The types of acute care facilities that the Company may acquire include general acute care hospitals and specialty surgical hospitals. The Company views, manages and evaluates its portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

The Company is committed to investing the proceeds of its Follow-On Offering through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of its healthcare assets. The Company expects to primarily lease its senior housing properties to wholly-owned TRS entities and engage independent third-party managers under management agreements to operate the properties under RIDEA structures; however, the Company may also lease its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). In addition, the Company expects most investments will be wholly owned, although, it has and may continue to invest through partnerships with other entities where it is believed to be appropriate and beneficial.

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

YEAR ENDED DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying consolidated financial statements include the Company’s accounts, the accounts of wholly owned subsidiaries or subsidiaries for which the Company has a controlling interest, the accounts of VIEs in which the Company is the primary beneficiary, and the accounts of other subsidiaries over which the Company has a controlling financial interest. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Allocation of Purchase Price for Real Estate Acquisitions — Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements, tenant improvements and equipment), intangible assets (consisting of in-place leases and above- or below-market leases), liabilities assumed and any contingent assets or liabilities in order to allocate the purchase price. In estimating the fair value of the assets acquired and liabilities assumed, the Company considers information obtained about each property as a result of its due diligence and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on the relative fair values of these assets.

The purchase price is allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease(s). Factors considered include estimates of carrying costs during hypothetical expected lease up periods, including estimates of lost rental income during the expected lease up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual rents to be paid pursuant to the lease and management’s estimate of the fair market lease rates for each in-place lease and may include assumptions for lease renewals of below-market leases.

The Company may also enter into contingent purchase price consideration arrangements in connection with acquisitions, which could result in either an asset or liability being recognized as part of the purchase price allocation. In calculating the estimated fair value of contingent purchase price consideration arrangements, the Company considers information obtained during the due diligence and budget process as well as discount rates to determine the fair value. The Company evaluates the fair value of the arrangements at each reporting period and records any adjustments to the fair value as a component of operating income (expense) in the consolidated statement of operations. Refer to Note 9. “Contingent Purchase Price Consideration” for additional information on fair value measurements of contingent purchase price consideration arrangements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Depreciation and Amortization — Real estate costs related to the acquisition and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and improvements are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Real estate assets are stated at cost less accumulated depreciation, which is computed using the straight-line method of accounting over the estimated useful lives of the related assets. Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are the lesser of 39 and 15 years, respectively, or the remaining life of the ground lease.

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

When impairment indicators are present for real estate indirectly owned, through an investment in a joint venture or other similar investment structure accounted for under the equity method, the Company compares the estimated fair value of its investment to the carrying value. An impairment charge will be recorded to the extent fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

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

Capitalized Interest — Interest and loan cost amortization attributable to funds used to finance real estate under development is capitalized as additional costs of development. The Company capitalizes interest at the weighted average interest rate of the Company’s outstanding indebtedness and based on its weighted average expenditures for the period. Capitalization of interest on a specific project ceases when the project is substantially complete and ready for occupancy. During the years ended December 31, 2014 and 2013, the Company incurred interest expense and loan cost amortization of approximately $31.5 million and $11.5 million, respectively, of which approximately $1.0 million and $0.7 million, respectively, was capitalized according to this policy.

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less during the year.

As of December 31, 2014, certain of the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest method. As of December 31, 2014 and 2013, the accumulated amortization of loan costs was approximately $4.3 million and $2.5 million, respectively.

Leasing Costs — The Company defers costs that it incurs to obtain new tenant leases or extend existing tenant leases and classifies these costs as other assets, net of accumulated amortization. The Company amortizes these costs using the straight-line method of accounting over the shorter of the respective lease term or estimated useful life. If a lease is terminated early, the Company will expense any applicable unamortized deferred leasing costs.

Restricted Cash — Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties or represent certain tenant security deposits.

Investments in Unconsolidated Entities — The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not maintain a controlling financial interest over these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entities. Based on the respective venture structures and preferences the Company receives on distributions and liquidation, the Company records its equity in earnings of the unconsolidated entities under the HLBV method of accounting. Under this method, the Company recognizes income or loss in each period as if the net book value of the assets in the ventures were hypothetically liquidated at the end of each reporting period pursuant to the provisions of the joint venture agreements. In any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation. The Company’s investment in unconsolidated entities is accounted for as an asset acquisition in which acquisition fees and expenses are capitalized as part of the basis in the investment in unconsolidated entities. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

Notes Receivable — The Company evaluates impairment on its notes receivable on an individual loan basis which includes, current information and events, periodic visits and quarterly discussions on the financial results of the properties being collateralized and the financial stability of the borrowers. The Company reviews each loan to determine the risk of loss, whether the individual loan is impaired and whether an allowance is necessary. The value credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, as such, the Company does not assign its notes receivable to credit quality categories.

Derivative Financial Instruments — The Company and certain unconsolidated equity method investments held by the Company use derivative financial instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. Upon entry into a derivative, the Company or its unconsolidated equity method investment formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company or its unconsolidated equity method investment accounts for derivatives through the use of a fair value concept whereby the derivative positions are stated at fair value in the accompanying consolidated balance sheets. The fair value of derivatives used to hedge or modify risk fluctuates over time. As such, the fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transaction and to the overall reduction in the exposure relating to adverse fluctuations in interest rates on the Company’s or its unconsolidated equity method investment’s variable-rate debt. Realized and unrealized gain (loss) on derivative financial instruments designated by either the Company or its unconsolidated equity method investment as cash flow hedges are reported as a component of other comprehensive income (loss), a component of stockholders’ equity, in the accompanying consolidated statements of comprehensive income (loss) to the extent they are effective; reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of operations as derivative gain (loss).

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies (continued)

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

Fair Value Measurements — Fair value assumptions are based on the framework established in the fair value accounting guidance under GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes the following fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable:

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

Shares Based Payments to Non-Employees — In connection with the Expense Support Agreements described in Note 11. “Related Party Arrangements,” the Company may issue Restricted Stock to the Advisor or the Property Manager on a quarterly basis in exchange for providing expense support in the event that cash distributions declared exceed modified funds from operations as defined by the Expense Support Agreements.

The Restricted Stock is forfeited if shareholders do not ultimately receive their original invested capital back with at least a 6% annualized return of investment upon a future liquidity or disposition event of the Company. Upon issuance of Restricted Stock, the Company measures the fair value at its then-current lowest aggregate fair value pursuant to Accounting Standards Concept (“ASC”) 505-50. On the date in which the Advisor or the Property Manager satisfies the vesting criteria, the Company remeasures the fair value of the Restricted Stock pursuant to ASC 505-50 and records expense equal to the difference between the original fair value and that of the remeasurement date. In addition, given that performance is outside the control of the Advisor or the Property Manager and involves both market conditions and counterparty performance conditions, the shares are treated as unissued for accounting purposes and the Company only includes the Restricted Stock in the calculation of diluted earnings per share to the extent their effect is dilutive and the vesting conditions have been satisfied as of the reporting date.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Redeemable Noncontrolling Interest — The Company classifies redeemable equity securities in accordance with Accounting Standard Update (“ASU”) No. 2009-04, “Liabilities (Topic 480): Accounting for Redeemable Equity Instruments,” which requires that equity securities redeemable at the option of the holder be classified outside of permanent stockholders’ equity. The Company classifies redeemable equity securities as redeemable noncontrolling interest within the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity and redeemable noncontrolling interest. The Company evaluates the probability that these equity securities will become redeemable at each reporting period and, if determined probable, the Company measures the redemption value and records an adjustment to the carrying value of the equity securities as a component of redeemable noncontrolling interest. As of December 31, 2014, the amount payable, if any, relating to these equity securities is not probable and is dependent on the future results of operations from real estate currently under development.

Redemptions — Under the Company’s stock redemption plan, a stockholder’s shares are deemed to have been redeemed as of the date that the Company accepts the stockholder’s request for redemption. From and after such date, the stockholder by virtue of such redemption is no longer entitled to any rights as a stockholder in the Company. Shares redeemed are retired and not available for reissue.

Promoted Interest Distributions — The Company accounts for distributions to holders of promoted interests in a manner similar to noncontrolling interests. The Company identifies the distributions to holders of promoted interests separately within the accompanying consolidated statements of equity. During the years ended December 31, 2014 and 2013, the Company made distributions of approximately $2.0 million to a holder of promoted interest related to HarborChase of Villages Crossing, which has been recorded as a reduction to capital in excess of par value in the accompanying consolidated statement of stockholders’ equity and redeemable noncontrolling interest.

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

Resident fees and services consist of monthly services, which include rent, assistance and other related services. Agreements with residents are generally for an initial term of three months and are cancelable by the residents with 30 days notice.

Tenant reimbursement income represents amounts tenants are required to reimburse the Company for expenses incurred on behalf of the tenants, in accordance with the terms of the leases and are recognized in the period in which the related reimbursable expenses are incurred.

Interest income is recognized on an accrual basis when earned. Any deferred portion of contractual interest is recognized on a straight-line basis over the term of the corresponding note receivable. Loan origination fees incurred are recognized as a reduction to interest income over the term of the note receivable.

Segment Information — Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has determined that it operates in one operating segment, real estate ownership. The Company’s chief operating decision maker evaluates the Company’s operations from a number of different operational perspectives including, but not limited to, a property-by-property basis and by tenant or operator. The Company derives all significant revenues from a single reportable operating segment of business, healthcare real estate, regardless of the type (senior housing, medical office, etc.) or ownership structure (leased or managed). Accordingly, the Company does not report segment information; nevertheless, management periodically evaluates whether the Company continues to have one single reportable segment of business.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Acquisition Fees and Expenses — Acquisition fees, including investment services fees and expenses associated with transactions deemed to be business combinations (including investment transactions that are no longer under consideration), are expensed as incurred. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized. The following table summarizes the Company’s acquisition fees and expenses for the years ended December 31, 2014, 2013 and 2012 (in millions):

	December 31,
Distribution Type	2014	2013	2012
Capitalized as real estate under development	$3.4	$0.1	$0.7
Capitalized as investment in unconsolidated entities	—	0.5	3.3
Capitalized as origination costs to the note receivable	—	0.1	—
Acquisition costs expensed	23.9	18.8	6.6

Total acquisition costs incurred	$27.3	$19.5	$10.6

Net Loss per Share — Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding for the full periods presented. Therefore, the weighted average number of shares outstanding for the years ended December 31, 2014, 2013 and 2012 have been revised to include stock distributions declared and issued through the date of this filing as if they were outstanding as of the beginning of each period presented.

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

The Company has and will continue to form subsidiaries which may elect to be taxed as a TRS for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to tax on its taxable income from its operations. The Company will account for federal and state income taxes with respect to a TRS using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities, the respective tax bases, operating losses and/or tax-credit carryforwards.

Prior to the Company’s REIT election, it was subject to corporate federal and state income taxes. Prior to and including the year ended December 31, 2011, the Company did not have earnings. The tax years from 2010 to 2014 remain subject to examination by taxing authorities throughout the United States. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). This ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted using one of two retrospective application methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the amendments of ASU 2014-09; however, these amendments could potentially have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

3.	Acquisitions

Real Estate Investment Properties — During the year ended December 31, 2014, the Company acquired the following 35 properties, which were comprised of 14 senior housing communities, 15 medical office buildings (“MOB”), three post-acute care hospitals, and three acute care hospitals:

Name and Location	Structure	Date Acquired	Purchase Price (in thousands)
Acute Care
Houston Orthopedic & Spine Hospital (“HOSH”)	Triple-net Lease	6/2/2014	$49,000
Bellaire, TX (“Houston”)
Medical Portfolio II Properties
Hurst Specialty Hospital	Modified Lease	8/15/2014	29,465
Hurst, TX (“Dallas/Fort Worth”)
Beaumont Specialty Hospital	Modified Lease	8/15/2014	33,600
Beaumont, TX (“Houston”)
Medical Office
Chula Vista Medical Arts Center—Plaza I	Modified Lease	1/21/2014	17,863	(1)
Chula Vista, CA (“San Diego”)
HOSH Medical Office Building	Modified Lease	6/2/2014	27,000
Bellaire, TX (“Houston”)
Lee Hughes Medical Building	Modified Lease	9/29/2014	29,870	(1)
Glendale, CA (“Los Angeles”)
Northwest Medical Park	Modified Lease	10/31/2014	10,804	(1)
Margate, FL (“Fort Lauderdale”)
Newburyport Medical Center	Modified Lease	10/31/2014	18,000	(1)
Newburyport, MA (“Boston”)
ProMed Medical Building I	Modified Lease	12/19/2014	11,000	(1)
Yuma, AZ
Southeast Medical Office Properties
Midtown Medical Plaza	Modified Lease	12/22/2014	54,695
Charlotte, NC
Presbyterian Medical Tower	Modified Lease	12/22/2014	36,333
Charlotte, NC
Metroview Professional Building	Modified Lease	12/22/2014	17,262
Charlotte, NC
Physicians Plaza Huntersville	Modified Lease	12/22/2014	29,964
Huntersville, NC (“Charlotte”)
Matthews Medical Office Building	Modified Lease	12/22/2014	21,227
Matthews, NC (“Charlotte”)
Outpatient Care Center	Modified Lease	12/22/2014	15,450
Clyde, NC (“Asheville”)
330 Physicians Center	Modified Lease	12/22/2014	30,099
Rome, GA
Spivey Station Physicians Center	Modified Lease	12/22/2014	14,379
Atlanta, GA
Spivey Station ASC Building	Modified Lease	12/22/2014	18,591
Atlanta, GA

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

3.	Acquisitions (continued)

Name and Location	Structure	Date Acquired	Purchase Price (in thousands)
Post-Acute Care
Medical Portfolio II Properties
Oklahoma City Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	$25,504
Oklahoma City, OK
Las Vegas Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	22,292
Las Vegas, NV
South Bend Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	20,240
Mishawaka, IN (“South Bend”)
Senior Housing
Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Managed	2/3/2014	21,930
Auburn, WA (“Seattle”)
Prestige Senior Living Bridgewood	Managed	2/3/2014	22,096
Vancouver, WA (“Portland”)
Prestige Senior Living Monticello Park	Managed	2/3/2014	27,360
Longview, WA
Prestige Senior Living Rosemont	Managed	2/3/2014	16,877
Yelm, WA
Prestige Senior Living West Hills	Managed	3/3/2014	14,986
Corvallis, OR
South Bay II Communities
Isle at Cedar Ridge	Managed	2/28/2014	21,630
Cedar Park, TX (“Austin”)
HarborChase of Plainfield	Managed	3/28/2014	26,500
Plainfield, IL
Legacy Ranch Alzheimer’s Special Care Center	Managed	3/28/2014	11,960
Midland, TX
The Springs Alzheimer’s Special Care Center	Managed	3/28/2014	10,920
San Angelo, TX
Isle at Watercrest – Bryan	Managed	4/21/2014	22,050
Bryan, TX
Watercrest at Bryan	Managed	4/21/2014	28,035
Bryan, TX
Isle at Watercrest – Mansfield	Managed	5/5/2014	31,300
Mansfield, TX (“Dallas/Fort Worth”)
Watercrest at Mansfield	Managed	6/30/2014	49,000
Mansfield, TX (“Dallas/Fort Worth”)
Fairfield Village of Layton	Managed	11/20/2014	68,000
Layton, UT (“Salt Lake City”)

			$905,282

FOOTNOTE:

(1)	This represents a single property acquisition that is not considered material to the Company and as such no pro forma financial information has been included related to this property.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

3.	Acquisitions (continued)

During the year ended December 31, 2013, the Company acquired the following 38 properties, which were comprised of 16 medical office buildings, 15 senior housing communities, six post-acute care facilities, and one acute care hospital:

Name and Location	Structure	Date Acquired	Purchase Price (in thousands)
Acute Care
Medical Portfolio I Properties
Doctors Specialty Hospital	Modified Lease	8/16/2013	$10,003
Leawood, KS (“Kansas City”)
Medical Office
LaPorte Cancer Center	Modified Lease	6/14/2013	13,100
Westville, IN
Knoxville Medical Office Properties
Physicians Plaza A at North Knoxville Medical Center	Modified Lease	7/10/2013	18,124
Powell, TN (“Knoxville”)
Physicians Plaza B at North Knoxville Medical Center	Modified Lease	7/10/2013	21,800
Powell, TN (“Knoxville”)
Jefferson Medical Commons	Modified Lease	7/10/2013	11,616
Jefferson City, TN (“Knoxville”)
Physicians Regional Medical Center—Central Wing Annex	Modified Lease	7/10/2013	5,775
Knoxville, TN
Medical Portfolio I Properties
John C. Lincoln Medical Office Plaza I	Modified Lease	8/16/2013	4,420
Phoenix, AZ
John C. Lincoln Medical Office Plaza II	Modified Lease	8/16/2013	3,106
Phoenix, AZ
North Mountain Medical Plaza	Modified Lease	8/16/2013	6,185
Phoenix, AZ
Escondido Medical Arts Center	Modified Lease	8/16/2013	15,602
Escondido, CA (“San Diego”)
Chestnut Commons Medical Office Building	Modified Lease	8/16/2013	20,712
Elyria, OH (“Cleveland”)
Calvert Medical Office Properties
Calvert Medical Office Buildings I, II, III	Modified Lease	8/30/2013	16,409
Prince Frederick, MD (“Washington D.C.”)
Calvert Medical Arts Center	Modified Lease	8/30/2013	19,320
Prince Frederick, MD (“Washington D.C.”)
Dunkirk Medical Center	Modified Lease	8/30/2013	4,617
Dunkirk, MD (“Washington D.C.”)
Coral Springs Medical Office Buildings (“Coral Springs MOBs”)
Coral Springs Medical Office Building I	Modified Lease	12/23/2013	14,900
Coral Springs, FL
Coral Springs Medical Office Building II	Modified Lease	12/23/2013	16,100
Coral Springs, FL
Bay Medical Plaza	Modified Lease	12/23/2013	10,700
Chula Vista, CA (“San Diego”)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

3.	Acquisitions (continued)

Name and Location	Structure	Date Acquired	Purchase Price (in thousands)
Post-Acute Care
Perennial Communities
Batesville Healthcare Center	Triple-net Lease	5/31/2013	$6,206
Batesville, AR
Broadway Healthcare Center	Triple-net Lease	5/31/2013	11,799
West Memphis, AR
Jonesboro Healthcare Center	Triple-net Lease	5/31/2013	15,232
Jonesboro, AR
Magnolia Healthcare Center	Triple-net Lease	5/31/2013	11,847
Magnolia, AR
Mine Creek Healthcare Center	Triple-net Lease	5/31/2013	3,374
Nashville, AR
Searcy Healthcare Center	Triple-net Lease	5/31/2013	7,898
Searcy, AR
Senior Housing
HarborChase of Jasper	Managed	8/1/2013	7,300
Jasper, AL
South Bay I Communities
Raider Ranch	Managed	8/29/2013	55,000
Lubbock, TX
Town Village	Managed	8/29/2013	22,500
Oklahoma City, OK
Pacific Northwest I Communities
MorningStar of Billings	Managed	12/2/2013	48,300
Billings, MT
MorningStar of Boise	Managed	12/2/2013	39,964
Boise, ID
MorningStar of Idaho Falls	Managed	12/2/2013	44,390
Idaho Falls, ID
MorningStar of Sparks	Managed	12/2/2013	55,200
Sparks, NV (“Reno”)
Prestige Senior Living Arbor Place	Managed	12/2/2013	15,840
Medford, OR
Prestige Senior Living Beaverton Hills	Managed	12/2/2013	12,900
Beaverton, OR
Prestige Senior Living Five Rivers	Managed	12/2/2013	16,720
Tillamook, OR
Prestige Senior Living High Desert	Managed	12/2/2013	13,600
Bend, OR
Prestige Senior Living Huntington Terrace	Managed	12/2/2013	15,020
Gresham, OR (“Portland”)
Prestige Senior Living Orchard Heights	Managed	12/2/2013	17,775
Salem, OR
Prestige Senior Living Riverwood	Managed	12/2/2013	9,700
Tualatin, OR (“Portland”)
Prestige Senior Living Southern Hills	Managed	12/2/2013	12,870
Salem, OR

			$655,924

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

3.	Acquisitions (continued)

The following summarizes the purchase price allocation for the above properties, and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

	December 31,
	2014	2013
Land and land improvements	$60,565	$39,834
Buildings and building improvements	732,740	555,342
Furniture, fixtures and equipment	12,260	13,718
Intangibles (1)	110,325	50,333
Other liabilities	(12,037)	(2,796)
Liabilities assumed	(1,000)	—
Mortgage note payable assumed (2)	(27,657)	—

Net assets acquired	875,196	656,431
Contingent purchase price consideration	(12,395)	(507)

Total purchase price consideration	$862,801	$655,924

FOOTNOTES:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles for the years ended December 31, 2014 and 2013 were approximately 7.7 years and 4.6 years, respectively. The acquired lease intangibles during the year ended December 31, 2014 were comprised of approximately $97.3 million and $13.0 million of in-place lease intangibles and other lease intangibles, respectively, and the acquired lease intangibles during the year ended December 31, 2013 were comprised of approximately $42.5 million and $7.2 million of in-place lease intangibles and other lease intangibles, respectively.
(2)	At the acquisition date, the fair value of the mortgage note payable assumed reflects an approximate $0.4 million premium on the above-market mortgage note payable assumed.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

3.	Acquisitions (continued)

The revenues and net loss (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the acquired properties included in the Company’s consolidated statements of operations were approximately $55.0 million and $24.3 million, respectively, for the year ended December 31, 2014; and approximately $19.4 million and $15.8 million, respectively, for the year ended December 31, 2013.

In February 2015, the Company acquired an additional MOB in Knoxville, Tennessee for approximately $33.7 million (“UT Cancer Institute”); see Note 19, “Subsequent Events,” for additional information.

The following table presents the unaudited pro forma results of operations for the Company as if each of the 2014 acquisitions noted above (including the UT Cancer Institute) were acquired as of January 1, 2013 and the unaudited pro forma results of operations for the Company assuming each of the 2013 acquisitions noted above were acquired as of January 1, 2012 (in thousands except per share data):

	Years ended December 31,
	2014	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$243,581	$242,415	$125,872

Net income (loss) (1)	$(43,936)	$(59,527)	$(40,483)

Loss per share of common stock (basic and diluted)	$(0.39)	$(0.58)	$(0.82)

Weighted average number of shares of common stock outstanding (basic and diluted) (2)	113,607	101,826	49,433

FOOTNOTES:

(1)	The unaudited pro forma results for the years ended December 31, 2014 and 2013 were adjusted to exclude approximately $20.5 million and $16.5 million, respectively, of acquisition related expenses directly attributable to the properties acquired during the years ended December 31, 2014 and 2013. The unaudited pro forma results for the years ended December 31, 2013 and 2012 were adjusted to include these charges as if the properties acquired on January 1, 2013 and 2012, respectively.
(2)	As a result of the properties being treated as operational since January 1, 2013 and 2012, the Company assumed approximately 40.8 million and 36.2 million additional shares were issued as of January 1, 2013 and 2012, respectively. Consequently, the weighted average number of shares outstanding was adjusted to reflect this amount of shares being issued as of January 1, 2013 and 2012, instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the period presented. In addition, for purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

3.	Acquisitions (continued)

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

In June 2014, the Company entered into a joint venture agreement with a third party and acquired a 95% membership interest in a tract of land in Katy, Texas for $4.0 million (“Watercrest at Katy”), which is a suburb of Houston, Texas. The joint venture plans to construct and develop an independent living community with a maximum development budget of approximately $38.2 million, including the allocated purchase price of the land. The Company determined that Watercrest at Katy is a VIE because it believes there is insufficient equity at risk due to the development nature of the joint venture. The Company is the primary beneficiary and managing member while the joint venture partner or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight. The Company’s joint venture partner acquired a 5% noncontrolling interest that includes a put option of its membership to the Company upon the occurrence of certain events that are not solely within the control of the Company and at a price that is determinable upon exercising the option; refer to Note 13, “Equity – Redeemable Noncontrolling Interest,” for additional information. Pursuant to the joint venture agreement, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest until the members of the joint venture receive a specified minimum return on their invested capital, and thereafter, the joint venture partner will receive a disproportionately higher share of any remaining proceeds at varying levels based on the Company having received certain minimum threshold returns.

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

In August 2013, the Company acquired a tract of land adjacent to the South Bay I Communities in Lubbock, Texas for $3.0 million. In connection with the acquisition, the Company entered into a development agreement with a third party developer consisting of three potential development phases. The first phase of development is comprised of a maximum development budget of approximately $16.2 million, including the allocated purchase price of the land for the first phase of approximately $1.1 million, for the construction and development of an independent living community on the Raider Ranch campus (“Raider Ranch Development”). The remaining two phases of development are at the option of the Company; however, as of December 31, 2014, no formal undertakings have commenced with regards to these additional development phases.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

3.	Acquisitions (continued)

Purchase of Controlling Interest in Montecito Joint Venture —   In January 2013, the Company acquired a 90% membership interest in a two-story MOB in Claremont, California for approximately $7.0 million in equity through a joint venture (“Montecito Joint Venture”) formed by the Company and its co-venture partner, an unrelated party, that initially held the remaining 10% interest. The Montecito Joint Venture was previously recorded under the equity method of accounting because the decisions that significantly impacted the entity were shared between the Company and its co-venture partner, but it was not determined to be a VIE.

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

Land and land improvements	$6,324
Buildings and building improvements	13,533
Intangibles (1)	2,691
Working capital, net	87
Other liabilities	(175)
Mortgage note payable assumed (2)	(12,331)

Net assets acquired	$10,129

FOOTNOTES:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles was approximately 5.1 years and was comprised of approximately $1.9 million and $0.8 million of in-place lease intangibles and other lease intangibles, respectively.
(2)	At the acquisition date, the fair value of the mortgage note payable assumed reflects an approximate $0.6 million discount on the below-market mortgage note payable assumed.

The fair value of the Company’s equity interest in the Montecito Joint Venture immediately before the acquisition date was approximately $5.7 million. The Company recorded a gain of approximately $2.8 million based on the acquisition date fair value of its equity interest in the Montecito Joint Venture. The following summarizes the gain that resulted from the change of control in the equity method investment for the year ended December 31, 2014 (in thousands):

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

YEAR ENDED DECEMBER 31, 2014

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2014 and December 31, 2013 are as follows (in thousands):

	December 31,
	2014	2013
Land and land improvements	$128,662	$59,208
Building and building improvements	1,545,614	783,260
Furniture, fixtures and equipment	36,319	20,339
Less: accumulated depreciation	(53,095)	(14,016)

Real estate investment properties, net	1,657,500	848,791
Real estate under development, including land	47,153	17,409

Total real estate assets, net	$1,704,653	$866,200

Depreciation expense on the Company’s real estate investment properties, net was approximately $39.1 million, $12.0 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In June 2014, the Company completed the construction and development of a senior housing community in Acworth, Georgia (“Dogwood Forest of Acworth”). Dogwood Forest of Acworth opened to residents in July 2014 and was considered placed into service as of June 30, 2014. In December 2013, the Company completed the construction and development of a senior housing community in Lady Lake, Florida (“HarborChase of Villages Crossing”). HarborChase of Villages Crossing opened to residents in January 2014 and was considered placed into service as of December 2013. The asset values related to Dogwood Forest of Acworth and HarborChase of Villages Crossing are included in real estate investment properties, net in the accompanying consolidated balance sheets.

As of December 31, 2014, four of the Company’s senior housing communities have real estate under development with third-party developers as follows (in thousands):

Property Name (and Location)	Developer	Real Estate Development Costs Incurred (1)	Remaining Development Budget (2)
Wellmore of Tega Cay (Tega Cay, SC)	Maxwell Group, Inc.	$22,198	$18,291
HarborChase of Shorewood (Shorewood, WI)	Harbor Shorewood Development, LLC	9,340	17,149
Watercrest at Katy (3) (Katy, TX)	South Bay Partners, Ltd	8,613	30,942
Raider Ranch Development (Lubbock, TX)	South Bay Partners, Ltd	7,002	10,045

		$47,153	$76,427

FOOTNOTES:

(1)	This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the senior housing community as of December 31, 2014. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.
(2)	This amount includes preleasing and marketing costs which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 95%.

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

YEAR ENDED DECEMBER 31, 2014

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of December 31, 2014 and December 31, 2013 are as follows (in thousands):

	December 31,
	2014	2013
In-place lease intangibles	$148,880	$49,642
Above-market lease intangibles	11,320	3,704
Below-market ground lease intangibles	10,314	4,153
Less: accumulated amortization	(30,250)	(5,099)

Intangible assets, net	$140,264	$52,400

Below-market lease intangibles	$(13,243)	$(2,987)
Above-market ground lease intangibles	(2,273)	(317)
Less: accumulated amortization	1,014	168

Intangible liabilities, net (1)	$(14,502)	$(3,136)

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $25.1 million for the year ended December 31, 2014, of which approximately $1.0 million was treated as a reduction of rental income from operating leases, approximately $0.1 million was treated as an increase of property operating expenses and approximately $24.0 million was included in depreciation and amortization. Amortization on the Company’s intangible assets was approximately $5.0 million for the year ended December 31, 2013, of which approximately $0.2 million was treated as a reduction of rental income from operating leases, approximately $0.1 million was treated as an increase of property operating expenses and $4.7 million was included in depreciation and amortization. Amortization expense on the Company’s intangible assets was approximately $0.1 million for the year ended December 31, 2012, which was all included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $0.8 million for the year ended December 31, 2014, of which approximately $0.8 million was treated as an increase of rental income from operating leases and approximately eight thousand dollars was treated as a reduction of property operating expenses. For the year ended December 31, 2013, amortization on the Company’s intangible liabilities was approximately $0.2 million, which was treated as an increase of rental income from operating leases and approximately three thousand dollars was treated as a reduction of property operating expenses. There was no amortization on the Company’s intangible liabilities for the year ended December 31, 2012.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

5.	Intangibles, net (continued)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter, in the aggregate, as of December 31, 2014 is as follows (in thousands):

	In-place Lease Intangibles	Above- market Leases	Below- market Ground Leases	Total Assets	Below- market Leases	Above- market Ground Leases	Total Liabilities
2015	$36,432	1,826	264	$38,522	$1,551	58	$1,609
2016	25,344	1,488	264	27,096	1,399	58	1,457
2017	12,601	1,358	264	14,223	1,272	58	1,330
2018	10,073	1,210	264	11,547	1,154	58	1,212
2019	7,278	974	264	8,516	991	58	1,049
Thereafter	28,262	3,273	8,825	40,360	5,873	1,972	7,845

	$119,990	10,129	10,145	$140,264	$12,240	2,262	$14,502

Weighted average remaining useful life as of December 31, 2014 (in years):
	In-place Lease Intangibles	Above- market Leases	Below- market Ground Leases		Below- market Leases	Above- market Ground Leases
	5.8	6.3	38.4		12.7	38.8

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

6.	Operating Leases

As of December 31, 2014, the Company owned 55 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases; of which, 24 are single-tenant properties that are 100% leased under operating leases and the remaining 31 are multi-tenant properties that are leased under operating leases. The Company’s leases had a weighted average remaining lease term of 7.2 years based on annualized base rents expiring between 2015 and 2033, subject to the tenants’ options to extend the lease periods ranging from two to ten years. In addition, certain tenants hold options to extend their leases for multiple periods.

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

Under the terms of our net, modified gross or similar lease agreements for multi-tenant properties with third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance. These amounts are billed monthly and recorded as tenant reimbursement income in the accompanying consolidated statements of operations.

The following are future minimum lease payments to be received under non-cancellable operating leases for the next five years and thereafter, as of December 31, 2014 (in thousands):

2015	$78,625
2016	74,867
2017	71,468
2018	67,335
2019	58,484
Thereafter	252,174

$602,953

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above- and below-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

7.	Variable Interest Entities

Consolidated VIEs — As of December 31, 2014, the Company has 16 wholly-owned subsidiaries, which are VIEs due to following factors and circumstances:

(1)	Five of these subsidiaries are single property entities, designed to own and lease their respective properties to single tenants, for which buy-out options are held by the respective tenants that are formula based.

(2)	Four of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to either a ground lease or an air rights lease that include buy-out and put options held by either the tenant or landlord under the applicable lease.

(3)	Five of these subsidiaries are entities with real estate under development or completed developments in which the third-party developers have an opportunity to earn promoted interest payments after certain net operating income targets and internal rate of return targets have been met.

(4)	One of these subsidiaries is a joint venture with real estate under development in which the third-party developer has an opportunity to earn promoted interest payments after certain net operating income targets and internal rate of return targets have been met.

(5)	One of these subsidiaries is a joint venture with equity interest that consists of non-substantive voting rights.

The Company determined it is the primary beneficiary and holds a controlling financial interest in each of the aforementioned property and development entities due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of December 31, 2014 and December 31, 2013 are as follows (in thousands):

	December 31,
	2014	2013
Assets:
Real estate investment properties, net	$174,449	$72,053

Real estate under development, including land	$47,153	$16,210

Intangibles, net	$25,519	$4,535

Cash	$6,280	$727

Loan costs, net	$2,300	$912

Restricted cash	$5,304	$257

Deferred rent	$2,978	$104

Other	$511	$21

Liabilities:
Mortgages and other notes payable	$137,754	$52,596

Other liabilities	$4,949	$939

Accounts payable and accrued expenses	$2,317	$309

Accrued development costs	$7,951	$7,047

Due to related parties	$219	$112

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $110.3 million as of December 31, 2014. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

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

Under the terms of the CHTSunIV joint venture agreement, the Company was entitled to receive a preferred return of 11% on its invested capital for the first seven years over its co-venture partner. The Company accounted for this investment under the equity method of accounting because the decisions that significantly impact the entity were shared between the Company and its co-venture partner.

In August 2012, the Company acquired a 75% membership interest in three senior housing properties for approximately $4.8 million in equity through a joint venture (“Windsor Manor”) formed by the Company and its co-venture partner, an unrelated party, that holds the remaining 25% interest. In April 2013, the Company, through its Windsor Manor joint venture, acquired a 75% membership interest in two additional senior housing properties for approximately $4.9 million in equity. In June 2014, the Windsor Manor joint venture refinanced approximately $18 million of its then-current outstanding debt related to the five senior housing communities; refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” for additional information.

Under the terms of the Windsor Manor joint venture agreement, the Company is entitled to receive a preferred return of 11% on its invested capital over its co-venture partner. The Company continues to account for this investment under the equity method of accounting because the decisions that significantly impact the entity are shared between the Company and its co-venture partner.

In January 2013, the Company acquired a 90% membership interest in a two-story MOB in Claremont, California for approximately $7.0 million in equity through a joint venture (“Montecito”) formed by the Company and its co-venture partner, an unrelated party, that held the remaining 10% interest. As noted in Note 3. “Acquisitions – Purchase of Controlling Interest in Montecito Joint Venture,” in August 2014, the Company acquired its co-venture partner’s 10% interest in the Montecito joint venture.

Under the terms of the venture agreement, operating cash flows were distributed to the Company and its co-venture partner on a pro rata basis. The Company accounted for this investment under the equity method of accounting because the decisions that significantly impact the entity were shared between the Company and its co-venture partner.

For the year ended December 31, 2014, the Company capitalized approximately $0.2 million of financing coordination fees related to the Company’s investments in the Windsor Manor joint venture. For the year ended December 31, 2013, the Company capitalized approximately $0.5 million of investment service fees and acquisition expenses related to the Company’s investments in the Montecito and Windsor Manor joint ventures. For the year ended December 31, 2012, the Company capitalized approximately $3.3 million of investment service fees and acquisition fees and expenses related to the CHTSunIV and Windsor Manor joint ventures. The aforementioned amounts create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities over the average useful life of the underlying assets.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

8.	Unconsolidated Entities (continued)

The following presents financial information for each of the Company’s unconsolidated entities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the year ended December 31, 2014
	Montecito (2)	CHTSunIV (3)	Windsor Manor	Total
Revenues	$1,356	$—	$8,565	$9,921

Operating income	$436	$—	$149	$585

Net income (loss)	$165	$—	$(1,137)	$(972)

Income allocable to other venture partners (1)	$17	$—	$373	$390

Income (loss) allocable to the Company (1)	$148	$—	$(1,510)	$(1,362)
Amortization of capitalized acquisition costs	(6)	—	(19)	(25)

Equity in earnings (loss) of unconsolidated entities	$142	$—	$(1,529)	$(1,387)
Distributions declared to the Company	$659	$—	$3,057	$3,716

Distributions received by the Company (4)	$830	$—	$3,232	$4,062

	For the year ended December 31, 2013
	Montecito (2)	CHTSunIV (3)	Windsor Manor	Total
Revenues	$1,700	$24,107	$7,391	$33,198

Operating income	$230 (5)	$3,603	$67 (5)	$3,900

Net income (loss)	$(159)	$(46)	$(840)	$(1,045)

Income allocable to other venture partners (1)	$(16)	$(1,365)	$(1,870)	$(3,251)

Income (loss) allocable to the Company (1)	$(143)	$1,319	$1,030	$2,206
Amortization of capitalized acquisition costs	(8)	$(36)	$(15)	(59)

Equity in earnings (loss) of unconsolidated entities	$(151)	$1,283	$1,015	$2,147

Distributions declared to the Company	$870	$2,990	$666	$4,526

Distributions received by the Company	$699	$4,458	$336	$5,493

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

8.	Unconsolidated Entities (continued)

	For the year ended December 31, 2012
	Montecito (2)	CHTSunIV (3)	Windsor Manor		Total
Revenues	$—	$23,913	$1,594		$25,507

Operating income	$—	$1,872	$(54	)(5)	$1,818

Net income (loss)	$—	$(703)	$(288)		$(991)

Income allocable to other venture partners (1)	$—	$(1,703)	$(471)		$(2,174)

Income (loss) allocable to the Company (1)	$—	$1,000	$183		$1,183
Amortization of capitalized acquisition costs	—	$(36)	$(4)		(40)

Equity in earnings (loss) of unconsolidated entities	$—	$964	$179		$1,143

Distributions declared to the Company	$—	$3,075	$49		$3,124

Distributions received by the Company	$—	$1,607	$—		$1,607

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its joint venture partner using the HLBV method of accounting.
(2)	In August 2014, the Company acquired its co-venture partner’s 10% interest in the Montecito joint venture; refer to Note 3, “Acquisitions – Purchase of Controlling Interest in Montecito Joint Venture,” for additional information.
(3)	In July 2013, the Company completed the sale of its joint venture membership interest in CHTSunIV.
(4)	The distributions declared to and received by the Company for the Windsor Manor joint venture for the year ended December 31, 2014 include approximately $2.2 million of capital proceeds from a debt refinancing; refer to Item 7. “Management’s Discussion and Analysis – Off-Balance Sheet Arrangements” for additional information.
(5)	Includes approximately $0.4 million and $0.3 million of non-recurring acquisition expenses incurred by Montecito and Windsor Manor for the year ended December 31, 2013. Includes approximately $0.03 million of non-recurring acquisition expenses incurred by Windsor Manor for the year ended December 31, 2012.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

8.	Unconsolidated Entities (continued)

The following presents financial information for each of the Company’s unconsolidated entities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	As of December 31, 2014
	Montecito	Windsor Manor	Total
Real estate assets, net	$—	$26,505	$26,505

Intangible assets, net	$—	$386	$386

Other assets	$—	$2,403	$2,403

Mortgages and other notes payable	$—	$21,808	$21,808

Other liabilities	$—	$1,241	$1,241

Partners’ capital	$—	$6,245	$6,245

Carrying amount of investment (1)	$—	$7,379	$7,379

Company’s ownership percentage (2)		75%

	As of December 31, 2013
	Montecito	Windsor Manor	Total
Real estate assets, net	$17,271	$27,547	$44,818

Intangible assets, net	$1,925	$1,284	$3,209

Other assets	$800	$2,055	$2,855

Mortgages and other notes payable	$12,958	$17,508	$30,466

Other liabilities	$327	$1,471	$1,798

Partners’ capital	$6,711	$11,907	$18,618

Carrying amount of investment (3)	$6,526	$11,912	$18,438

Company’s ownership percentage	90%	75%

FOOTNOTES:

(1)	As of December 31, 2014, the Company’s share of partners’ capital determined under HLBV pursuant to the terms of each entity’s respective partnership agreement was approximately $6.6 million. The difference between the Company’s carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $0.8 million.
(2)	In August 2014, the Company acquired its co-venture partner’s 10% interest in the Montecito joint venture; refer to Note 3, “Acquisitions – Purchase of Controlling Interest in Montecito Joint Venture,” for additional information.
(3)	As of December 31, 2013, the Company’s share of partners’ capital determined under HLBV pursuant to the terms of each entity’s respective partnership agreement was approximately $17.5 million. The difference between the Company’s carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $0.9 million.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

9.	Contingent Purchase Price Consideration

Capital Health Communities

During 2012, in connection with the acquisition of the Capital Health Communities, the Company required that approximately $7.0 million of the purchase price be placed in an escrow account as the seller guaranteed the Company an annual return of at least $6.9 million, $7.0 million, and $7.1 million of net operating income on the acquired properties during 2013, 2014 and 2015, respectively (“Yield Guaranty”). As of December 31, 2014, the Company determined the fair value of the Yield Guaranty to be $4.1 million, which was recorded as other assets in the accompanying consolidated balance sheets. The following table provides a roll-forward of the fair value of the contingent purchase price consideration related to the Yield Guaranty on the Capital Health Communities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$4,488	$2,664	$—
Contingent consideration in connection with acquisition	—	—	2,664
Change in fair value	2,191	1,824	—
Yield Guaranty payment received from seller	(2,601)	—	—

Ending balance	$4,078	$4,488	$2,664

Medical Portfolio I

During 2013, in conjunction with the acquisition of Medical Portfolio I, the Company entered into an earn-out agreement with the seller related to Cleveland Clinic, the tenant at Chestnut Commons, whereby the tenant maintains an exercisable right to expand the leased space by an additional 10,000 square feet within 24 months of the property acquisition closing (“Earn-Out”). The Earn-Out fee will be equal to (a) the base rent due for the first full year of the lease applicable to the expansion space divided by 8% minus (b) the costs incurred by the Company in connection with the exercise by Cleveland Clinic of its option for the expansion space, including tenant improvement costs, multiplied by 50%. As of December 31, 2014, the Company determined the fair value of the Earn-Out to be approximately $0.3 million, which is recorded as other liabilities in the accompanying consolidated balance sheets. The following table provides a roll-forward of the fair value of the contingent purchase price consideration related to Earn-Out for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$(507)	$—	$—
Contingent consideration in connection with acquisition	—	(507)	—
Change in fair value	239	—	—

Ending balance	$(268)	$(507)	$—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

9.	Contingent Purchase Price Consideration (continued)

South Bay II Communities

During 2014, in conjunction with the acquisition of the South Bay II Communities, the Company entered into an agreement with the sellers whereby the purchase price is adjusted in the event that certain net operating income targets are met. The additional consideration was determined within three months of the acquisition date and is equal to (a) the baseline net operating income divided by the baseline capitalization rates (as defined in the purchase and sale agreement) less (b) the purchase price paid at closing. The following table provides a roll-forward of the fair value of the estimated contingent purchase price consideration related to the South Bay II Communities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$—	$—	$—
Contingent consideration in connection with acquisition	(12,395)	—	—
Change in fair value	(1,800)	—	—
Contingent consideration payment	14,195	—	—

Ending balance	$—	$—	$—

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

10.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31,
	2014	2013
Mortgages payable and other notes payable:
Fixed rate debt	$370,854	$290,817
Variable rate debt (1)	482,922	147,290

Mortgages and other notes payable	853,776	438,107
Premium (discount), net (2)	(215)	—

Total mortgages and other notes payable, net	853,561	438,107
Credit facilities:
Term Loan Facility	175,000	—
Revolving Credit Facility	31,403	98,500

Total borrowings	$1,059,964	$536,607

FOOTNOTES:

(1)	As of December 31, 2014, the Company had entered into interest rate swaps with notional amounts of approximately $182.1 million that were settling on a monthly basis; whereas, there were no such settlements during the year ended December 31, 2013. In addition, as of December 31, 2014 and December 31, 2013, the Company had entered into forward-starting interest rate swaps for total notional amounts of approximately $269.4 million and $124.3 million, respectively, in order to hedge its exposure to variable rate debt in future periods. The remaining forward-starting interest rate swaps have a range of effective dates beginning in 2015 and continuing through the maturity date of the respective loan (ranging from 2016 through 2019).
(2)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition date.

In December 2014, we amended and restated the terms of our credit agreement with KeyBank, as administrative agent, by entering into a $230 million Revolving Credit Facility and a $175 million Term Loan Facility. Pursuant to the Amended Credit Agreement, we have the ability to increase the collective borrowings under the Credit Facilities to $700 million. Moreover, the Revolving Credit Facility has an initial term of 36 months plus two 12-month extension options; whereas, the Term Loan Facility has an initial term of 50 months plus one 12-month extension option. The Credit Facilities bear interest based on LIBOR and a spread that varies with our leverage ratio on the respective Credit Facilities. In addition, we are required to make interest only payments until the respective maturity dates of the Credit Facilities as well as to pay fees ranging from 0.15% to 0.25% for unused commitments on the Revolving Credit Facility. As of December 31, 2014, availability under the Revolving Credit Facility was approximately $14.0 million based on the value of the properties in the unencumbered collateral pool of assets supporting the loan. As of December 31, 2013, the Revolving Credit Facility had an outstanding principal balance of approximately $98.5 million and was collateralized by nine properties with an aggregate net book carrying value of approximately $159.5 million.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including without limitation: (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured and unsecured indebtedness, and (vi) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum debt service coverage ratio, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions includes a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

10.	Indebtedness (continued)

The following table provides additional details of the Company’s mortgages and other notes payable as of December 31, 2014 and 2013 (in thousands):

	Interest Rate at
	December 31,		Maturity	December 31,
Property and Loan Type	2014 (1)	Payment Terms	Date (2)	2014	2013
Pacific Northwest Communities; Mortgage Loan (3)	4.30% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	12/5/18	$215,904	$157,549
Capital Health Communities; Mortgage Loan	4.25% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/20	43,684	47,481
Primrose II Communities; Mortgage Loan	3.81% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	6/1/20	22,913	23,337
Primrose I Communities; Mortgage Loan (4)	4.11% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/1/22	53,060	54,031
Watercrest at Mansfield; Mortgage Loan (5)	4.68% per annum	Monthly principal and interest payments based on a total payment of $143,330	6/1/23	27,073	—
LaPorte Cancer Center; Mortgage Loan	4.25% per annum (through 2020)	Monthly principal and interest payments based on a 25-year amortization schedule	6/14/28	8,220	8,419

		Total fixed rate debt		370,854	290,817

Perennial Communities; Mortgage Loan (6)	30-day LIBOR plus 4.25% per annum	Monthly interest only payments through April 2015; principal and interest payments thereafter based on a 25-year amortization schedule	5/31/16	30,000	30,000
Medical Portfolio I Properties; Mortgage Loan (7)	30-day LIBOR plus 2.65% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/5/16	34,720	35,512
Lee Hughes Medical Building; Mortgage Loan	30-day LIBOR plus 1.85% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/5/16	19,162	—
Harborchase of Villages Crossing; Construction Loan	30-day LIBOR plus 3.20% per annum	Monthly interest only payments through August 2015; principal and interest payments thereafter based on a 30-year amortization schedule	9/1/17	16,589	13,130
Raider Ranch Development; Construction Loan	30-day LIBOR with 0.5% floor plus 3.50%	Monthly interest only payments through October 2017; principal and interest payments thereafter based on a 25-year amortization schedule	10/27/17	1	—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

10.	Indebtedness (continued)

	Interest Rate at
	December 31,		Maturity	December 31,
Property and Loan Type	2014 (1)	Payment Terms	Date (2)	2014	2013
Northwest Medical Park; Mortgage Loan (8)	30-day LIBOR plus 2.30% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	10/31/17	$7,129	$—
Dogwood Forest of Acworth; Construction Loan	30-day LIBOR plus 3.20% per annum	Monthly interest only payments through December 2015; principal and interest payments thereafter based on a 30-year amortization schedule	1/1/18	12,038	3,765
Claremont Medical Office; Mortgage Loan (9)	30-day LIBOR plus 2.60% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	1/15/18	12,958	—
Knoxville Medical Office Properties; Mortgage Loan (10)	30-day LIBOR plus 2.50% per annum	Monthly interest only payments for the first 18 months; principal and interest payments thereafter based on a 30-year amortization schedule	7/10/18	38,609	38,609
Calvert Medical Office Properties; Mortgage Loan (11)	30-day LIBOR plus 2.50% per annum	Monthly interest only payments for the first 18 months; principal and interest payments thereafter based on a 30-year amortization schedule	8/29/18	26,274	26,274
Wellmore of Tega Cay; Construction Loan	30-day LIBOR with 0.5% floor plus 5.4%	Monthly interest only payments through February 2019; principal and interest payments thereafter based on a 25-year amortization schedule	2/6/19	8,007	—
HOSH and HOSH MOB; Mortgage Loan (12)	90-day LIBOR with 0.4% floor plus 2.85%	Monthly principal and interest payments based on a 20-year amortization schedule	6/2/2019	49,624	—
Medical Portfolio II Properties; Mortgage Loan (13)	90-day LIBOR with 0.25% floor plus 2.35%	Monthly principal and interest payments based on a 25-year amortization schedule	7/14/19	85,127	—
Southeast Medical Office Properties; Mortgage Loan (14)	30-day LIBOR plus 2.0% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	12/22/19	142,684	—

		Total variable rate debt		482,922	147,290

		Total debt		$853,776	$438,107

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

10.	Indebtedness (continued)

FOOTNOTES:

(1)	The 30-day and 90-day LIBOR was approximately 0.17% and 0.25%, respectively, as of December 31, 2014 and approximately 0.16% and 0.24%, respectively, as of December 31, 2013.
(2)	Represents the initial maturity date (or, as applicable, the maturity date as extended). The maturity date may be extended beyond the date shown subject to certain lender conditions.
(3)	The Pacific Northwest Loan may be prepaid, in whole or in part, with a prepayment premium equal to the greater of: (i) one percent (1%) of the principal amount being prepaid, multiplied by the quotient of the number of full months remaining until the maturity date of the loan (calculated as of the prepayment date) divided by the number of full months comprising the term of the loan; or (b) a “make-whole” payment equal to the present value of the loan less the amount of principal and accrued interest being prepaid calculated as of the prepayment date for the period between that date and the maturity date.
(4)	If prepaid prior to March 1, 2022, the Primrose I Communities Mortgage Loan is subject to a prepayment penalty in an amount equal to the greater of (i) 1% of the principal being repaid, or (ii) an amount calculated on the principal being repaid, multiplied by the difference between the Primrose I Communities Mortgage Loan interest rate, and a calculated yield rate tied to the rates on applicable U.S. Treasuries. If prepayment is made between March 1, 2022, and May 31, 2022, the prepayment penalty will be 1% of the outstanding principal balance of the Primrose I Communities Mortgage Loan. No prepayment fee is required if the Primrose I Communities Mortgage Loan is prepaid between June 1, 2022 and maturity. Partial prepayment of a loan is not permitted. The loan is transferable upon sale of the assets subject to lender approval.
(5)	The balance for this loan excludes a premium of $0.4 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date.
(6)	The Company entered into a two-year forward interest rate swap with a notional amount of $30 million; see Note 12, “Derivative Financial Instruments” for additional information.
(7)	The Company entered into a two-year forward interest rate swap with a notional amount of $30 million; see Note 12, “Derivative Financial Instruments” for additional information.
(8)	The Company entered into a three-year interest rate swap with a notional amount of $7.1 million; see Note 12, “Derivative Financial Instruments” for additional information.
(9)	The balance for this loan excludes a discount of $0.6 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date. In addition, the Company entered into a three-year forward interest rate swap with a notional amount of $12.4 million; see Note 12, “Derivative Financial Instruments” for additional information
(10)	The Company entered into a three-year forward interest rate swap with a notional amount of $38.3 million; see Note 12, “Derivative Financial Instruments” for additional information.
(11)	The Company entered into a three-year forward interest rate swap with a notional amount of $26.1 million; see Note 12, “Derivative Financial Instruments” for additional information.
(12)	The Company entered into a three-year forward interest rate swap with a notional amount of $48.4 million; see Note 12, “Derivative Financial Instruments” for additional information.
(13)	The Company entered into a four-year forward interest rate swap with a notional amount of $84.3 million; see Note 12, “Derivative Financial Instruments” for additional information.
(14)	In January 2015, the Company entered into a four-year forward interest rate swap with a notional amount of $138.7 million; see Note 16, “Subsequent Events” for further information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

10.	Indebtedness (continued)

All of the Company’s mortgage and construction loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. As of December 31, 2014, the Company was in compliance with all financial covenants and ratios.

The following is a schedule of future principal payments and maturity for the Company’s borrowings as of December 31, 2014 (in thousands):

2015	$17,693
2016	99,609
2017	65,380
2018	296,723
2019	444,136
Thereafter	136,423

$1,059,964

The fair market value and carrying value of the mortgage and other notes payable was approximately $868.5 million and $853.6 million, respectively, and both the fair market value and carrying value of the Credit Facilities was $206.4 million as of December 31, 2014. The fair market value and carrying value of the mortgage and other notes payable was approximately $431.4 million and $438.1 million, respectively, and both the fair market value and carrying value of the Revolving Credit Facility was $98.5 million as of December 31, 2013. These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of December 31, 2014 and December 31, 2013 because of the relatively short maturities of the obligations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

11.	Related Party Arrangements

The Company is externally advised and has no direct employees. Certain of the Company’s executive officers are executive officers of, or are on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offerings and a wholly owned subsidiary of CNL (the “Managing Dealer”).

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

Advisor — The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, offering, acquisition and operating activities. Pursuant to the advisory agreement, as amended in 2013, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties (including its proportionate share of properties acquired through joint ventures) for services rendered in connection with the selection, evaluation, structure and purchase of assets. In addition, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the average real estate asset value (as defined in the advisory agreement) of the Company’s properties, including its proportionate share of properties owned through joint ventures. The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

The Company will pay the Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 1% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if the Advisor, its affiliates or related parties provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more assets (including a sale of all of its assets or the sale of it or a portion thereof). The Company will not pay its Advisor a disposition fee in connection with the sale of investments that are securities; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor, if such affiliate is properly licensed.

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

YEAR ENDED DECEMBER 31, 2014

11.	Related Party Arrangements (continued)

In March 2013, the Company entered into the Advisor Expense Support Agreement pursuant to which the Advisor agreed to accept certain payments in the form of forfeitable restricted common stock of the Company in lieu of cash for asset management fees and specified expenses owed by the Company to the Advisor under the advisory agreement. The term of the Advisor Expense Support Agreement automatically renews for consecutive one year periods, subject to the right of the Advisor to terminate the Advisor Expense Support Agreement upon 30 days’ written notice to the Company.

Commencing on April 1, 2013, the Advisor has provided expense support to the Company through forgoing the payment of fees in cash and acceptance of restricted stock for services rendered and specified expenses incurred in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Advisor Expense Support Agreement). The Advisor expense support amount shall be determined for each calendar quarter, on a non-cumulative basis, on each Determination Date.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

11.	Related Party Arrangements (continued)

CNL Capital Markets Corp — CNL Capital Markets Corp., an affiliate of CNL, receives a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the term of the agreement. For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $0.4 million, $0.3 million and $0.1 million in such fees, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Co-venture partners — The Company paid certain amounts on behalf of its co-venture partner, Windsor Manor, of approximately $30,000 and $0.1 million during the years ended December 31, 2014 and 2013. The Company has recorded a receivable balance as of December 31, 2014 and 2013, which is included in other assets in the accompanying consolidated balance sheet.

The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”). In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreements. For the Expense Year ended December 31, 2014, the Company did not incur operating expenses in excess of the Limitation.

The Company maintains accounts totaling approximately $0.1 million and $0.4 million as of December 31, 2014 and 2013, respectively, at a bank in which the Company’s chairman serves as a director.

In June 2013, the Company originated an ADC Loan in the amount of $6.2 million to C4 Development, LLC (“Crosland Southeast”), a related party by virtue of a family relationship between a principal of the borrower and the Company’s vice chairman who recused himself from review and approval of the investment, for the development of an MOB in Rutland, Virginia that will function as an out-patient emergency and imaging center and was leased to Hospital Corporation of America (“HCA”). As of December 31, 2014, the Company’s ADC Loan had been fully repaid. As of December 31, 2013, approximately $3.7 million of the ADC Loan commitment had been funded of which approximately $1.8 million was used for the purchase of land (“HCA Rutland”) and approximately $1.9 million was used towards the development of the MOB. The previous funding on the ADC Loan was recorded as a note receivable from related party in the accompanying consolidated balance sheet as of December 31, 2013. In addition, the Company recorded interest income for the years ended December 31, 2014 and 2013, which is included in interest income on note receivable from related party in the accompanying consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

11.	Related Party Arrangements (continued)

The fees incurred by and reimbursable to the Advisor in connection with the Company’s Offerings for the years ended December 31, 2014, 2013 and 2012, and related amounts unpaid as of December 31, 2014 and 2013 are as follows (in thousands):

				Unpaid amounts (1)
	Years Ended December 31,			as of December 31,
	2014	2013	2012	2014	2013
Selling commissions (2)	$18,387	$10,262	$7,070	$388	$71
Marketing support fees (2)	16,429	11,310	4,957	555	70

	$34,816	$21,572	$12,027	$943	$141

The expenses and fees incurred by and reimbursable to the Company’s related parties for the years ended December 31, 2014, 2013 and 2012, and related amounts unpaid as of December 31, 2014 and 2013 are as follows (in thousands):

				Unpaid amounts (1)
	Years Ended December 31,			as of December 31,
	2014	2013	2012	2014	2013
Reimbursable expenses:
Offering costs (2)	$5,151	$4,373	$6,867	$713	$612
Operating expenses (3)	3,206	2,576	1,506	479	915
Acquisition fees and expenses	614	254	269	80	138

	8,971	7,203	8,642	1,272	1,665
Investment services fees (4)	18,553	12,892	7,673	—	—
Disposition fee (5)	—	608	—	—	—
Financing coordination fees (6)	220	—	552	—	—
Property management fees (7)	2,982	1,244	452	429	322
Asset management fees (8)	13,612	5,089	1,380	355	894
Interest reserve and other advances (9)	—	—	—	—	286

	$44,338	$27,036	$18,699	$2,056	$3,167

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

11.	Related Party Arrangements (continued)

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying consolidated statements of stockholders’ equity and redeemable noncontrolling interest. Amounts include approximately $30,000, $0.1 million and $0 of reimbursement payments to the Advisor for services provided to the Company by its executive officers for the years ended December 31, 2014, 2013 and 2012, respectively. The reimbursement payments include components of salaries, benefits and other overhead charges.
(3)	Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations. Amounts include approximately $0.2 million, $0.2 million and $0.1 million of reimbursement payments to the Advisor for services provided to the Company by its executive officers for the years ended December 31, 2014, 2013 and 2012, respectively. The reimbursement payments include components of salaries, benefits and other overhead charges.
(4)	For the year ended December 31, 2014, the Company incurred approximately $18.6 million in investment services fees of which approximately $1.8 million, was capitalized and included in real estate under development in the accompanying consolidated balance sheets. For the year ended December 31, 2013, the Company incurred approximately $12.9 million in investment service fees of which approximately $0.5 million and $0.1 million, respectively, were capitalized and included in investments in unconsolidated entities and real estate under development. For the year ended December 31, 2012, the Company incurred approximately $7.7 million in investment services fees of which approximately $2.9 million and $0.6 million, respectively, were capitalized and included in investments in unconsolidated entities and properties held for development. Investment service fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying consolidated statements of operations.
(5)	Amounts are recorded as a reduction to gain on sale of investment in unconsolidated entity in the accompanying consolidated statements of operations.
(6)	For the year ended December 31, 2014, the Company incurred approximately $0.2 million in financing coordination fees, which was capitalized and included in its investment in the Windsor Manor Joint Venture. There were no financing coordination fees for the year ended December 31, 2013. For the year ended December 31, 2012, the Company incurred approximately $0.5 million in financing coordination fees, which was capitalized as loan costs in the accompanying consolidated balance sheets.
(7)	For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $2.9 million, $1.2 million and $0.1 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.9 million, $0.2 million and $0.1 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying consolidated balance sheets.
(8)	For the years ended December 31, 2014 and 2013, the Company incurred approximately $13.6 million and $5.1 million, respectively, in asset management fees payable to the Advisor of which approximately $4.9 million and $1.4 million, respectively, were forgone in accordance with the terms of the Advisor Expense Support Agreement and approximately $0.3 million and $0.1 million, respectively, were capitalized and included in real estate under development in the accompanying consolidated balance sheets. For the year ended December 31, 2012, the Company incurred approximately $1.4 million in asset management fees payable to the Advisor, of which approximately eleven thousand dollars was capitalized and included in real estate under development.
(9)	Amount primarily consists of an interest reserve account related to the ADC Loan originated in June 2013.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

11.	Related Party Arrangements (continued)

The following fees were foregone in connection with the Expense Support Agreements for the years ended December 31, 2014, 2013 and 2012, and cumulatively as of December 31, 2014 (in thousands, except offering price):

	Years Ended December 31,				As of December 31,
	2014	2013		2012	2014
Asset management fees (1)	$4,867	$1,402		$—	$6,269

Then-current offering price (2)	$10.24	$10.00		$—	$10.58

Restricted stock shares (3)	478	140		—	618

Cash distributions on Restricted Stock (4)	$98	$5		$—	$103

Stock distributions on Restricted Stock (5)	7	—	(6)	—	7

FOOTNOTES:

(1)	No other amounts have been forgone in connection with the Expense Support Agreements for the years ended December 31, 2014, 2013 and 2012, and cumulatively as of December 31, 2014.
(2)	The then-current offering prices are based on the Company’s NAV per share at the date in which the expense support amounts were ultimately settled under the Expense Support Agreements.
(3)	Restricted stock shares are comprised of approximately 0.5 million issued to the Advisor and approximately 0.1 million issuable to the Advisor as of December 31, 2014. Since the vesting conditions were not met through December 31, 2014, no fair value was assigned to the restricted stock shares as the shares were valued at zero, which represents the lowest possible value estimated at vesting. In addition, the restricted stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of December 31, 2014.
(4)	The cash distributions have been recognized as compensation expense as issued and included in general and administrative expense in the accompanying consolidated statements of operations.
(5)	This represents the number of shares issued to the Advisor as stock distributions on its restricted stock shares. The par value of the stock distributions has been recognized as compensation expense as issued and included in general and administrative expense in the accompanying consolidated statements of operations.
(6)	During the year ended December 31, 2013, the Advisor received 356 shares in the form of stock distributions under the terms of the Advisor Expense Support Agreement.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

12.	Derivative Financial Instruments

The following table summarizes the terms of the derivative financial instruments held by the Company or through its joint venture and the asset (liability) that has been recorded (in thousands):

							Fair value asset (liability) as of
Notional Amount		Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	December 31, 2014	December 31, 2013
$12,421	(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018	$(71)	$83
$38,255	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018	$(1,228)	$(590)
$26,067	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018	$(906)	$(435)
$30,000	(2)	1.1%	2.7%	10/22/2013	8/5/2015	8/19/2016	$(82)	$(10)
$29,952	(2)	0.9%	4.3%	11/13/2013	5/11/2015	5/31/2016	$(74)	$(8)
$11,000	(3)	3.0%	—%	6/27/2014	6/30/2014	6/30/2017	$10	$—
$48,415	(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019	$(270)	$—
$84,251	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019	$(1,326)	$—
$7,129	(2)	1.2%	2.3%	11/12/2014	11/15/2014	10/15/2017	$(35)	$—
$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019	$(881)	$—

The following tables summarize the gross and net amounts of the Company’s derivative financial instruments as presented in the accompanying consolidated balance sheets as of December 31, 2014 (in thousands):

		Gross and net amounts of asset (liability) as of December 31, 2014			Gross amounts as of December 31, 2014
Notional amount		Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
$12,421	(2)	$(71)	$—	$(71)	$(71)	$—	$(71)
$38,255	(2)	$(1,228)	$—	$(1,228)	$(1,228)	$—	$(1,228)
$26,067	(2)	$(906)	$—	$(906)	$(906)	$—	$(906)
$30,000	(2)	$(82)	$—	$(82)	$(82)	$—	$(82)
$29,952	(2)	$(74)	$—	$(74)	$(74)	$—	$(74)
$11,000	(3)	$10	$—	$10	$10	$—	$10
$48,415	(2)	$(270)	$—	$(270)	$(270)	$—	$(270)
$84,251	(2)	$(1,326)	$—	$(1,326)	$(1,326)	$—	$(1,326)
$7,129	(2)	$(35)	$—	$(35)	$(35)	$—	$(35)
$175,000	(2)	$(881)	$—	$(881)	$(881)	$—	$(881)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

12.	Derivative Financial Instruments (continued)

The following tables summarize the gross and net amounts of the Company’s derivative financial instruments as presented in the accompanying consolidated balance sheets as of December 31, 2013 (in thousands):

		Gross and net amounts of asset (liability) as of December 31, 2013			Gross amounts as of December 31, 2013
Notional amount		Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
$12,421	(2)	$83	$—	$83	$83	$—	$83
$38,255	(2)	$(590)	$—	$(590)	$(590)	$—	$(590)
$26,067	(2)	$(435)	$—	$(435)	$(435)	$—	$(435)
$30,000	(2)	$(10)	$—	$(10)	$(10)	$—	$(10)
$29,952	(2)	$(8)	$—	$(8)	$(8)	$—	$(8)
$11,000	(3)	$—	$—	$—	$—	$—	$—
$48,415	(2)	$—	$—	$—	$—	$—	$—
$84,251	(2)	$—	$—	$—	$—	$—	$—
$7,129	(2)	$—	$—	$—	$—	$—	$—
$175,000	(2)	$—	$—	$—	$—	$—	$—

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
(2)	Amounts related to interest rate swaps held by the Company, or its equity method investments, which are recorded at fair value and included in either other assets or other liabilities in the accompanying consolidated balance sheets.
(3)	Amounts related to the interest rate cap held by the Windsor Manor Joint Venture for which the proportionate amounts of fair value relative to the Company’s ownership percentage are included in investments in unconsolidated entities in the accompanying consolidated balance sheets.

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

YEAR ENDED DECEMBER 31, 2014

13.	Equity

Redeemable Noncontrolling Interest:

In connection with the Watercrest at Katy joint venture described in Note 3, “Acquisitions – Real Estate Under Development,” the Company’s joint venture partner acquired a 5% noncontrolling interest that includes a put option of its membership to the Company at any time commencing on the date on which Watercrest at Katy development opens to residents and concluding on the fifth anniversary thereof, when NOI is: (a) equal to or greater than the NOI threshold established in the joint venture agreement, and (b) has been equal to or greater than the NOI threshold established in the joint venture agreement for the three calendar months immediately preceding the calendar month during which the joint venture partner exercises the put option. The put option is redeemable for cash at a price equal to the appraised market value (less certain transaction-related costs) at the time the put option is exercised (“Put Price”). The Company’s maximum exposure, as a result of these redeemable equity securities, is limited to the Put Price multiplied by the joint venture partner’s 5% membership interest.

Stockholders’ Equity:

Public Offering — As of December 31, 2014 and December 31, 2013, the Company had received aggregate offering proceeds of approximately $1.1 billion (113.0 million shares) and $568.9 million (57.0 million shares), respectively, including approximately $27.1 million (2.8 million shares) and $9.4 million (1.0 million shares), respectively, received through its Reinvestment Plan.

Stock Issuance and Offering Costs — The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including selling commissions, marketing support fees, filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by the Company may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by the Advisor and subsequently reimbursed by the Company subject to this limitation. For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $59.8 million, $42.0 million and $23.4 million, respectively, in stock issuance and other offering costs, as described in the discussion of selling commissions and marketing support fees and offering expenses in Note 11, “Related Party Arrangements.”

Distributions — On July 29, 2011, the Company’s board of directors authorized a distribution policy providing for monthly cash distributions of $0.03333 (which is equal to an annualized distribution rate of 4% on the initial $10.00 offering price) together with monthly stock distributions of 0.002500 shares of common stock (which is equal to an annualized distribution rate of 3% on each 100 shares of common stock) for a total annualized distribution of 7% payable to all common stockholders of record as of the close of business on the first business day of each month. The Company commenced operations on October 5, 2011 and declarations of distributions pursuant to this policy began on the first day of November 2011. Distributions shall be paid quarterly and will be calculated for each stockholder as of the first day of each month the stockholder has been a stockholder of record in such quarter.

In December 2013, the Company’s board of directors determined to increase the amount of monthly cash distributions to $0.03380 per share together with monthly stock distributions of 0.00250 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month beginning January 1, 2014.

In October 2014, in connection with the determination of our estimated net asset value per share, the Company’s board of directors increased the amount of monthly cash distributions to $0.0353 per share together with monthly stock distributions of 0.0025 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month beginning December 1, 2014. This change allows the Company to maintain its historical annual distribution rate of 4.0% in cash (based on the current $10.58 offering price) and 3% in stock (based on three shares for each 100 outstanding shares of common stock).

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

13.	Equity (continued)

For the years ended December 31, 2014, 2013 and 2012, the Company declared cash distributions of $31.9 million, $14.2 million and $3.2 million, respectively, of which $14.2 million, $6.6 million and $1.5 million, respectively, were paid in cash to stockholders and $17.7 million, $7.6 million and $1.7 million, respectively, were reinvested pursuant to the Reinvestment Plan. In addition, for the years ended December 31, 2014, 2013 and 2012, the Company declared and made stock distributions of approximately 2.4 million 1.1 million and 0.2 million shares of common stock, respectively.

The tax composition of the Company’s distributions declared for the years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
Distribution Type	2014	2013	2012
Taxable as ordinary income	30.8%	0.0%	0.0%

Taxable as capital gain	0.0%	63.8%	0.0%

Return of capital	69.2%	36.2%	100.0%

Redemptions — During the years ended December 31, 2014, 2013 and 2012, the Company received requests for the redemption of common stock of approximately 0.3 million, 0.08 million and 1,049 shares, respectively, all of which were approved for redemption at an average price of $9.24, $9.25 and $9.99, respectively, and for a total of approximately $3.0 million, $0.8 million and $10,000, respectively.

Other comprehensive loss — The following table reflects the effect of derivative financial instruments held by Company, or its equity method investments, and included in the consolidated statements of comprehensive loss for the years ended December 31, 2014 and 2013 (in thousands):

Derivative Financial Instrument	Gain (loss) recognized in other comprehensive loss on derivative financial instrument (Effective Portion)		Location of gain (loss) reclassified into earnings (Effective Portion)	Gain (loss) reclassified from AOCI into earnings (Effective Portion)
	Years Ended December 31,			Years Ended December 31,
	2014	2013		2014	2013
Interest rate swaps	$(3,915)	$(1,042)	Interest expense and loan cost amortization	$(98)	$—
Interest rate cap held by unconsolidated joint venture	10	—	Not applicable	—	—
Interest rate swap held by unconsolidated joint venture	—	83	Not applicable	—	—

Total	$(3,905)	$(959)		$(98)	$—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

14.	Income Taxes

As of years ended December 31, 2014, 2013 and 2012, the Company recorded net current tax expense and current deferred tax assets related to deferred income at its TRSs. The components of the income tax benefit (expense) for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$13	$(13)
State	(361)	—	(1)

Total current benefit (expense)	(361)	13	(14)

Deferred:
Federal	—	(25)	25
State	—	(6)	6

Total deferred benefit (expense)	—	(31)	31

Income tax benefit (expense)	$(361)	$(18)	$17

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Carryforwards of net operating loss	$2,361	$284
Prepaid rent	437	313
Valuation allowance	(2,798)	(597)

Net deferred tax assets	$—	$—

A reconciliation of the income tax benefit (expense) computed at the statutory federal tax rate on income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2014		2013		2012
Tax expense computed at federal statutory rate	$(18,253)	(35.00)%	$(6,329)	(35.00)%	$(3,758)	(35.00)%
Benefit of REIT election	18,253	35.00%	6,344	35.08%	3,746	34.89%
State income tax expense	361	0.69%	3	0.02%	(5)	(0.05)%

Income tax expense	$361	0.69%	$18	0.10%	$(17)	(0.16)%

The Company’s TRS entities had net operating loss carry-forwards for federal and state purposes of approximately $12.3 million as of year ended December 31, 2014 to offset future taxable income with approximately $0.8 million and $11.5 million of the estimated net operating loss carry-forwards set to expire in 2033 and 2034, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

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

Refer to Note 9, “Contingent Purchase Price Consideration,” for information on potential contingent purchase price consideration related to the purchase of Medical Portfolio I.

Refer to Note 11, “Related Party Arrangements,” for information on contingent restricted stock shares due to the Company’s Advisor and Property Manager in connection with the Expense Support Agreements.

Refer to Note 16, “Ground and Air Rights Leases,” for information on commitments under its ground and air rights lease agreements.

16.	Ground and Air Rights Leases

Under the terms of its ground and air rights lease agreements, the Company is responsible for the monthly rental payments. These amounts are billed monthly and recorded as property operating expenses in the accompanying consolidated statements of operations. Under the terms of certain lease agreements, the Company is able to pass through this expense to the tenant and such amounts are recorded as tenant reimbursement income in the accompanying consolidated statements of operations. The Company incurred approximately $0.5 million and $0.1 million in ground and air rights lease expense for the years ended December 31, 2014 and 2013, respectively. The Company did not hold any ground or air rights leases as of December 31, 2012 or for the year ended December 31, 2012.

The following is a schedule of future minimum lease payments to be paid under the ground and air rights leases for each of the next five years and thereafter, in the aggregate, as of December 31, 2014 (in thousands):

2015	$1,347
2016	1,371
2017	1,402
2018	1,428
2019	1,453
Thereafter	102,773

$109,774

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

17.	Concentration of Credit Risk

As of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, 2013 and 2012 the Company had the following tenants that individually accounted for 10% or more of total revenues or assets:

	Percentage of Total Revenues (1)			Percentage of Total Assets (2)
	December 31,			December 31,
	2014	2013	2012	2014	2013
TSMM Management (“TSMM”); tenant of the Primrose Communities	7.7%	26.5%	93.8%	7.6%	15.3%

FOOTNOTES:

(1)	Includes contractual rental income from operating leases, capital reserve income, straight-line rent adjustments, and amortization of lease intangibles.
(2)	Represents net book value of real estate assets and lease intangibles associated with the property leased by the respective tenant as of the end of the period presented as a percentage of total assets.

Failure of this tenant to pay contractual lease payments could significantly impact the Company’s results of operations and cash flow from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

18.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

2014 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$33,275	$42,464	$49,660	$55,685	$181,084
Operating loss	(7,375)	(3,381)	(6,243)	(6,179)	(23,178)
Net loss attributable to common shareholders	(12,523)	(12,303)	(12,204)	(15,481)	(52,511)
Weighted average number of shares outstanding (basic and diluted) (1)	65,273	75,173	87,344	105,452	83,457
Loss per share of common stock (basic and diluted)	$(0.19)	$(0.16)	$(0.14)	$(0.15)	$(0.63)

2013 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$7,802	$8,609	$14,772	$21,422	$52,605
Operating loss	(866)	(2,302)	(5,307)	(5,515)	(13,990)
Net loss attributable to common shareholders	(3,809)	(2,830)	(2,305)	(9,156)	(18,100)
Weighted average number of shares outstanding (basic and diluted) (1)	26,604	34,801	46,130	56,828	41,197
Loss per share of common stock (basic and diluted)	$(0.14)	$(0.08)	$(0.05)	$(0.16)	$(0.44)

FOOTNOTE:

(1)	For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions issued are treated as if they were outstanding for all periods presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

19.	Subsequent Events

Southeast Medical Office Properties

In January 2015, the Company entered into a four-year forward starting interest rate swap with an approximate notional amount of $138.7 million on the Southeast Medical Office Properties Loan, which begins to settle in December 2015.

In February 2015, the Company acquired University of Tennessee (“UT”) Cancer Institute Building for approximately $33.7 million. The UT Cancer Institute Building is a 100,104 square foot medical office building located in Knoxville, Tennessee and physically connected to the UT medical center. This is the tenth MOB in the Southeast Medical Office Properties portfolio. Refer to Note 3, “Acquisitions,” for the pro forma impact of this acquisition as well as the nine MOBs purchased in December 2014 on the Company’s results of operations for years ended December 31, 2014 and 2013. The Company owes the Advisor an approximate $0.6 million investment service fee related to the acquisition of the Southeast Medical Office Properties.

The following summarizes the Company’s preliminary allocation of the purchase price for the above property, and the estimated fair values of the assets acquired (in thousands):

Land and land improvements	$419
Buildings and building improvements	27,660
Intangibles (1)	6,000
Other liabilities	(419)

Net assets acquired	$33,660

FOOTNOTE:

(1)	The acquired lease intangibles were comprised of approximately $4.5 million and $1.5 million of in-place lease intangibles and other lease intangibles, respectively. At the acquisition date, the weighted-average amortization periods on these acquired lease intangibles were approximately 11.6 years and 39.0 years, respectively.

Equity transactions

During the period from January 1, 2014 through March 18, 2015, the Company received additional subscription proceeds of approximately $164.8 million (15.6 million shares).

The Company’s board of directors declared a monthly cash distribution of $0.0353 and a monthly stock distribution of 0.0025 shares on each outstanding share of common stock on January 1, 2015, February 1, 2015 and March 1, 2015. The cash and stock distributions were made on March 11, 2015 and March 13, 2015, respectively.

Other transactions

In February 2015, the Company entered into a purchase agreement with a related party to acquire a senior housing community for which the Company escrowed an earnest money deposit of $0.5 million. The acquisition is subject to certain contingencies, including completion of due diligence, licensing and obtaining financing satisfactory to the Company. There can be no assurance that any or all contingencies will be satisfied and that the transaction will ultimately be completed, which in either event the deposit would be applied toward the purchase price or refunded.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered certified public accountants during the period ended December 31, 2014.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013)

Pursuant to rules established by the Securities and Exchange Commission, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

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

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2015.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2015.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2015.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

CNL Healthcare Properties, Inc.

Report of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013, and 2012

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2014

Schedule IV – Mortgage Loans on Real Estate for the years ended December 31, 2014, 2013, and 2012

(3)	Index to Exhibits:

EXHIBIT INDEX

CNL Healthcare Properties, Inc. was formerly known as CNL Healthcare Trust, Inc., CNL Properties Trust, Inc., and CNL Diversified Lifestyle Properties, Inc.

Exhibits:

3.1	Second Articles of Amendment and Restatement of CNL Healthcare Properties, Inc. (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference.)

3.2	Third Amended and Restated Bylaws of CNL Healthcare Properties, Inc., effective June 27, 2013 (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference.)

4.1	Form of Subscription Agreement (Previously filed as Appendix A to Pre-effective Amendment Two to the Registration Statement on Form S-11 (File No. 333-196108) filed January 21, 2015 and incorporated herein by reference.)

4.2	Form of Distribution Reinvestment Plan (Previously filed as Appendix B to Pre-effective Amendment Two to the Registration Statement on Form S-11 (File No. 333-196108) filed January 21, 2015 and incorporated herein by reference.)

4.3	Form of Amended and Restated Redemption Plan (Previously filed as Appendix C to Pre-effective Amendment Two to the Registration Statement on Form S-11 (File No. 333-196108) filed January 21, 2015 and incorporated herein by reference.)

4.4	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.5 to the Pre-effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed October 20, 2010 and incorporated herein by reference.)

10.1	Amended and Restated Limited Partnership Agreement of CNL Properties Trust, LP dated June 8, 2011 (Previously filed as Exhibit 10.1 to Pre-effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

10.2	Advisory Agreement dated June 8, 2011, between CNL Properties Trust, Inc., CNL Properties Trust LP, and CNL Properties Corp. (Previously filed as Exhibit 10.3 to Pre-effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

10.2.1	First Amendment to Advisory Agreement dated October 5, 2011, by and between CNL Properties Trust, Inc., CNL Properties Corp., and CNL Properties Trust, LP (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed October 5, 2011 and incorporated herein by reference.)

10.2.2	Second Amendment to Advisory Agreement dated March 20, 2013, by and among CNL Healthcare Properties, Inc., CHP Partners, LP and CNL Healthcare Corp. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 26, 2013 and incorporated herein by reference.)

10.3	First Amended and Restated Property Management and Leasing Agreement dated June 28, 2012, by and between CNL Healthcare Trust, Inc., CHT Partners, LP, its various subsidiaries and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 2, 2012 and incorporated herein by reference.)

10.3.1	First Amendment to First Amended and Restated Property Management and Leasing Agreement dated April 1, 2013, by and between CNL Healthcare Properties, Inc. and CHT Partners, LP, and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.3.1 to Pre-effective Amendment Two to Form S-11 (File No. 333-196108) filed January 21, 2015 and incorporated herein by reference.)

10.4	Service Agreement dated as of June 8, 2011, by and between CNL Capital Markets Corp. and CNL Properties Trust, Inc. (Previously filed as Exhibit 10.5 to Pre-effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-168129) filed June 10, 2011 and incorporated herein by reference.)

10.4.1	Second Addendum to Service Agreement dated March 20, 2013, by and between CNL Capital Markets Corp. and CNL Healthcare Properties, Inc. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed March 26, 2013 and incorporated herein by reference.)

10.5	Expense Support and Restricted Stock Agreement effective April 1, 2013, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Corp. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed March 26, 2013 and incorporated herein by reference.)

10.5.1	First Amendment to Expense Support and Restricted Stock Agreement dated November 21, 2013, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Corp. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed November 26, 2013 and incorporated herein by reference.)

10.5.2	Second Amendment to Expense Support and Restricted Stock Agreement effective as of April 3, 2014, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Corp. (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed April 3, 2014 and incorporated herein by reference.)

10.6	Expense Support and Restricted Stock Agreement effective July 1, 2013, by and among CNL Healthcare Properties, Inc. and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed August 27, 2013 and incorporated herein by reference.)

10.6.1	First Amendment to Expense Support and Restricted Stock Agreement dated November 21, 2013, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed November 26, 2013 and incorporated herein by reference.)

10.6.2	Second Amendment to Expense Support and Restricted Stock Agreement effective as of April 3, 2014, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed April 3, 2014 and incorporated herein by reference.)

10.7	Form of Indemnification Agreement dated April 13, 2012, between CNL Healthcare Trust, Inc. and each of James M. Seneff, Jr., Thomas K. Sittema, Bruce Douglas, Michael P. Haggerty, J. Douglas Holladay, Stephen H. Mauldin, Joseph T. Johnson, Ixchell C. Duarte and Holly J. Greer, and for J. Chandler Martin dated July 27, 2012 (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed April 19, 2012 and incorporated herein by reference.)

10.8	Amended and Restated Revolving Credit Agreement among CHP Partners, LP as Borrower, KeyBank National Association as Administrative Agent and certain other Lenders dated December 19, 2014 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 29, 2014 and incorporated herein by reference.)

10.8.1	Revolving Promissory Note made by CHP Partners, LP in the principal amount of $45,592,593 in favor of KeyBank National Association, dated December 19, 2014 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 29, 2014 and incorporated herein by reference.

10.8.2	Term Note made by CHP Partners, LP in the principal amount of $32,407.407 in favor of KeyBank National Association, dated December 19, 2014 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 29, 2014 and incorporated herein by reference.)

10.8.3	Guaranty Agreement among the Guarantors and the Lenders referred to in the Credit Agreement, dated December 19, 2014 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 29, 2014 and incorporated herein by reference.)

10.9	Purchase and Sale Agreement dated as of August 21, 2013 by and between Vancouver Bridgewood, LLC, as Seller, and CHP Partners, LP, as Purchaser (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed August 27, 2013 and incorporated herein by reference.)

10.10	Promissory Note dated February 3, 2014, made by CHP Auburn Owner, LLC and CHP Auburn WA Tenant Corp. to The Prudential Insurance Company of America in the principal amount of $11,018,192.00 (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed January 7, 2014 and incorporated herein by reference.)

10.11	Deed of Trust, Security Agreement and Fixture filing (Auburn – First) dated February 3, 2014, by CHP Auburn Owner, LLC and CHP Auburn WA Tenant Corp. to First American Title Insurance Company for the benefit of The Prudential Insurance Company of America (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed January 7, 2014 and incorporated herein by reference.)

10.12	Deed of Trust, Security Agreement and Fixture filing (Auburn – Second) dated February 3, 2014, by CHP Auburn Owner, LLC and CHP Auburn WA Tenant Corp. to First American Title Insurance Company for the benefit of The Prudential Insurance Company of America (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed January 7, 2014 and incorporated herein by reference.)

10.13	Recourse Liabilities Guaranty executed February 3, 2014, by CNL Healthcare Properties, Inc. to The Prudential Insurance Company of America relating to the indebtedness of CHP Auburn Owner, LLC and CHP Auburn WA Tenant Corp. (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed January 7, 2014 and incorporated herein by reference.)

10.14	Supplemental Guaranty executed February 3, 2014, by CHP Auburn Owner, LLC and CHP Auburn WA Tenant Corp. to The Prudential Insurance Company of America (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed January 7, 2014 and incorporated herein by reference.)

10.15	Purchase and Sale Agreement dated October 7, 2013 among Midland Care Group, LP, Cedar Park AL Group, LP, Bryan AL Investors, LP, Bryan Senior Investors, LP, Mansfield AL Group, LP, Waterview at Mansfield Investors, L.P., Plainfield Care Group, LLC, San Angelo Care Group, LP and CHP Partners, LP (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed October 11, 2013 and incorporated herein by reference.)

10.16	First Amendment to Purchase and Sale Agreement dated November 11, 2013 but retroactively effective as of November 6, 2013, among Midland Care Group LP, Cedar Park AL Group, LP, Bryan AL Investors, LP, Bryan Senior Investors, LP, Mansfield AL Group, LP, Waterview at Mansfield Investors, L.P., Plainfield Care Group, LLC, San Angelo Care Group, LP and CHP Partners, LP (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed November 15, 2013 and incorporated herein by reference.)

10.17	Second Amendment to Purchase and Sale Agreement dated as of November 21, 2013, made by and between Midland Care Group, LP, Cedar Park AL Group, LP, Bryan AL Investors, LP, Bryan Senior Investors, LP, Mansfield AL Group, LP, Waterview at Mansfield Investors, L.P., Plainfield Care Group, LLC, San Angelo Care Group, LP and CHP Partners, LP (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed March 6, 2014 and incorporated herein by reference.)

10.18	Assignment and Assumption of Purchase and Sale Agreement Bonaventure of Billings dated December 2, 2013, by and between CHP Partners, LP and CHP Billings MT Owner, LLC (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.19	Management Agreement dated December 2, 2013, between MorningStar Senior Management, LLC and CHP Billings MT Tenant Corp. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.20	Management Services Agreement dated December 1, 2013, by and between CHP Beaverton OR Tenant Corp. and Prestige Senior Living, LLC (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.21	Promissory Note dated December 2, 2013, made by CHP Gresham-Huntington Terrace OR Owner, LLC and CHP Gresham-Huntington Terrace OR Tenant Corp. to The Prudential Insurance Company of America in the principal amount of $10,728,555.00 (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.22	Deed of Trust, Security Agreement and Fixture filing (Huntington Terrace – First) dated December 2, 2013, by CHP Gresham-Huntington Terrace OR Owner, LLC and CHP Gresham-Huntington Terrace OR Tenant Corp., to First American Title Insurance Company for the benefit of The Prudential Insurance Company of America (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.23	Deed of Trust, Security Agreement and Fixture filing (Huntington Terrace – Second) dated December 2, 2013, by CHP Gresham-Huntington Terrace OR Owner, LLC and CHP Gresham-Huntington Terrace OR Tenant Corp., to First American Title Insurance Company for the benefit of The Prudential Insurance Company of America (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.24	Recourse Liabilities Guaranty executed December 2, 2013, by CNL Healthcare Properties, Inc. to The Prudential Insurance Company of America relating to the indebtedness of CHP Gresham-Huntington Terrace OR Owner, LLC and CHP Gresham-Huntington Terrace OR Tenant Corp. (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.25	Supplemental Guaranty executed December 2, 2013, by CHP Gresham-Huntington Terrace OR Owner, LLC and CHP Gresham-Huntington Terrace OR Tenant Corp. to The Prudential Insurance Company of America (Previously filed as Exhibit 10.9 to the Current Report on Form 8-K filed December 6, 2013 and incorporated herein by reference.)

10.26	Assignment and Assumption of Purchase and Sale Agreement Auburn dated February 1, 2014, by and between CHP Partners, LP and CHP Auburn Owner, LLC (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 7, 2014 and incorporated herein by reference.)

10.27	Management Services Agreement dated February 1, 2014, between Prestige Senior Living, L.L.C. and CHP Auburn WA Tenant Corp. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed January 7, 2014 and incorporated herein by reference.)

10.28	Assignment of Purchase Agreement (Cedar Ridge) made as of February 27, 2014, by and among CHP Partners, LP, CHP Isle at Cedar Ridge TX Owner, LLC and CHP Isle at Cedar Ridge TX Tenant Corp. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed March 6, 2014 and incorporated herein by reference.)

10.29	Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing dated as of February 28, 2014, made by CHP Isle at Cedar Ridge TX Owner, LLC to Deborah Newman for the benefit of KeyBank National Association (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed March 6, 2014 and incorporated herein by reference.)

10.30	Guaranty Agreement dated as of February 28, 2014, made by CHP Isle at Cedar Ridge TX Owner, LLC in favor of the lenders referenced in the Credit Agreement. (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed March 6, 2014 and incorporated herein by reference.)

10.31	Assignment and Assumption of Purchase and Sale Agreement dated January 14, 2014, by and between CHP Partners, LP and CHP West Hills OR Owner, LLC (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 7, 2014 and incorporated herein by reference.)

10.32	Management Services Agreement dated February 28, 2014, by and between Jerry Erwin Associates, Inc. (d/b/a JEA Senior Living) and CHP Isle at Cedar Ridge TX Tenant Corp. (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed March 6, 2014 and incorporated herein by reference.)

10.33	Management Services Agreement dated March 1, 2014, by and between Prestige Senior Living, L.L.C. and CHP Corvallis-West Hills OR Tenant Corp. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed March 7, 2014 and incorporated herein by reference.)

10.34	Second Amended and Restated Loan Agreement dated as of March 3, 2014, among CHP Gresham-Huntington Terrace OR Owner, LLC, CHP Gresham-Huntington Terrace OR Tenant Corp., CHP Tualatin-Riverwood OR Owner, LLC, CHP Tualatin-Riverwood OR Tenant Corp., CHP Beaverton OR Owner, LLC, CHP Beaverton OR Tenant Corp, CHP Salem-Orchard Heights OR Owner, LLC, CHP Salem-Orchard Heights OR Tenant Corp., CHP Salem-Southern Hills OR Owner, LLC, CHP Salem-Southern Hills OR Tenant Corp, CHP Medford-Arbor Place OR Owner, LLC, CHP Medford-Arbor Place OR Tenant Corp., CHP Bend-High Desert OR Owner, LLC, CHP Bend-High Desert OR Tenant Corp., CHP Tillamook-Five Rivers OR Owner, LLC, CHP Tillamook-Five Rivers OR Tenant Corp., CHP Billings MT Owner, LLC, CHP Billings MT Tenant Corp., CHP Idaho Falls ID Owner, LLC, CHP Idaho Falls ID Tenant Corp., CHP Boise ID Owner, LLC, CHP Boise ID Tenant Corp., CHP Sparks NV Owner, LLC, CHP Sparks NV Tenant Corp., CHP Vancouver-Bridgewood WA Owner, LLC, CHP Vancouver-Bridgewood WA Tenant Corp., CHP Auburn WA Owner, LLC, CHP Auburn WA Tenant Corp., CHP Yelm-Rosemont WA Owner, LLC, and CHP Yel-Rosemont WA Tenant Corp., CHP Longview-Monticello Park WA Owner, LLC, CHP Longview-Monticello Park WA Tenant Corp., CHP Corvallis-West Hills OR Owner, LLC, CHP Corvallis-West Hills OR Tenant Corp. and The Prudential Insurance Company of America (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed March 7, 2014 and incorporated herein by reference.)

10.35	Promissory Note dated March 3, 2014, made by CHP Corvallis-West Hills OR Owner, LLC and CHP Corvallis-West Hills OR Tenant Corp. to The Prudential Insurance Company of America in the principal amount of $9,187,000.00 (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed March 7, 2014 and incorporated herein by reference.)

10.36	Deed of Trust, Security Agreement and Fixture filing (West Hills – First) dated March 3, 2014, by CHP Corvallis-West Hills OR Owner, LLC and CHP Corvallis-West Hills OR Tenant Corp. to First American Title Insurance Company for the benefit of The Prudential Insurance Company of America (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed March 7, 2014 and incorporated herein by reference.)

10.37	Deed of Trust, Security Agreement and Fixture filing (West Hills – Second) dated March 3, 2014, by CHP Corvallis-West Hills OR, LLC and CHP Corvallis-West Hills OR Tenant Corp. to First American Title Insurance Company for the benefit of The Prudential Insurance Company of America (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed March 7, 2014 and incorporated herein by reference.)

10.38	Recourse Liabilities Guaranty executed March 3, 2014, by CNL Healthcare Properties, Inc. to The Prudential Insurance Company of America relating to the indebtedness of CHP Corvallis-West Hills OR Owner, LLC and CHP Corvallis-West Hills OR Tenant Corp. (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed March 7, 2014 and incorporated herein by reference.)

10.39	Supplemental Guaranty executed March 3, 2014, by CHP Corvallis-West Hills OR Owner, LLC and CHP Corvallis-West Hills OR Tenant Corp. to The Prudential Insurance Company of America (Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed March 7, 2014 and incorporated herein by reference.)

10.40	Management Services Agreement dated as of March 28, 2014, by and between CHP Legacy Ranch TX Tenant Corp. and Jerry Erwin Associates, Inc. (d/b/a JEA Senior Living) (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed April 3, 2014 and incorporated herein by reference.)

10.41	Guaranty Agreement dated as of March 28, 2014, made by CHP Legacy Ranch TX Owner, LLC, CHP Springs TX Owner, LLC and CHP Park at Plainfield IL Owner, LLC in favor of the lenders referred to in the Credit Agreement (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed April 3, 2014 and incorporated herein by reference.)

10.42	Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing dated as of March 28, 2014, made by CHP Legacy Ranch TX Owner, LLC to Deborah Newman for the benefit of KeyBank National Association (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed April 3, 2014 and incorporated herein by reference.)

10.43	Management Services Agreement dated April 21, 2014, by and between CHP Watercrest at Bryan TX Tenant Corp. and RES ICD Management L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed April 22, 2014 and incorporated herein by reference.)

10.44	Management Services Agreement dated April 21, 2014, by and between CHP Isle at Watercrest-Bryan TX Tenant Corp. and Jerry Erwin Associates, Inc. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed April 22, 2014 and incorporated herein by reference.)

10.45	Guaranty Agreement dated as of April 21, 2014, made by CHP Watercrest at Bryan TX Owner, LLC and CHP Isle at Watercrest-Bryan Owner, LLC in favor of Lenders (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed April 22, 2014 and incorporated herein by reference.)

10.46	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of April 21, 2014, made by CHP Watercrest at Bryan TX Owner, LLC in favor of Deborah Newman, for the benefit of KeyBank National Association (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed April 22, 2014 and incorporated herein by reference.)

10.47	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of April 21, 2014, made by CHP Isle at Watercrest-Bryan TX Owner, LLC in favor of Deborah Newman, for the benefit of KeyBank National Association (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed April 22, 2014 and incorporated herein by reference.)

10.48	Management Services Agreement made as of May 5, 2014, by and between CHP Isle at Watercrest-Mansfield TX Tenant Corp. and Integrated Senior Living, LLC (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed May 8, 2014 and incorporated herein by reference.)

10.49	Guaranty Agreement dated as of May 5, 2014, made by CHP Isle at Watercrest-Mansfield TX Owner, LLC in favor of the Lenders (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed May 8, 2014 and incorporated herein by reference.)

10.50	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of May 5, 2014, by CHP Isle at Watercrest-Mansfield TX Owner, LLC in favor of Debora Newman, for the benefit of KeyBank National Association (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed May 8, 2014 and incorporated herein by reference.)

10.51	Management Services Agreement dated as of June 30 2014, by and between CHP Watercrest at Mansfield TX Tenant Corp. and RES ICD Management, L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference.)

10.52	Guaranty effective as of June 30, 2014, made by CNL Healthcare Properties, Inc. for the benefit of U.S. Bank National Association, as Trustee (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference.)

10.53	Assumption Agreement effective as of June 30, 2014 by and among Waterview at Mansfield Investors, L.P., CHP Watercrest at Mansfield TX Owner, LLC and U.S. Bank National Association, as Trustee (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference.)

10.54	Amendment to Multifamily Loan and Security Agreement dated as of June 30, 2014 by and between CHP Watercrest at Mansfield TX Owner, LLC and U.S. Bank National Association, as Trustee (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference.)

10.55	Amendment to Multifamily Note dated as of June 30, 2014 by and between CHP Watercrest at Mansfield TX Owner, LLC and U.S. Bank National Association, as Trustee (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference.)

10.56	Purchase and Sale Agreement made and entered into as of September 18, 2014 by and among 330 Physicians Center LP, CHP Partners, LP and First American Title Insurance Company (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed September 24, 2014 and incorporated herein by reference.)

10.57	Purchase and Sale Agreement made and entered into as of September 18, 2014 by and among MedWest Outpatient Center LP, CHP Partners, LP and First American Title Insurance Company (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed September 24, 2014 and incorporated herein by reference.)

10.58	Schedule of Omitted Documents (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc. and CNL Properties Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc. and CNL Properties Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., formerly known as CNL Healthcare Trust, Inc. and CNL Properties Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Healthcare Properties, Inc., formerly known as CNL Properties Trust, Inc., Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, Consolidated Statements of Cash Flows and (ii) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 27th day of March 2015.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 27, 2015
JAMES M. SENEFF, JR.

/s/ Thomas K. Sittema	Vice Chairman of the Board	March 27, 2015
THOMAS K. SITTEMA

/s/ Michael P. Haggerty	Independent Director	March 27, 2015
MICHAEL P. HAGGERTY

/s/ J. Douglas Holladay	Independent Director	March 27, 2015
J. DOUGLAS HOLLADAY

/s/ J. Chandler Martin	Independent Director	March 27, 2015
J. CHANDLER MARTIN

/s/ Stephen H. Mauldin	Chief Executive Officer	March 27, 2015
STEPHEN H. MAULDIN	(Principal Executive Officer)

/s/ Joseph T. Johnson	Senior Vice President and	March 27, 2015
JOSEPH T. JOHNSON	Chief Financial Officer (Principal Financial Officer)

/s/ Ixchell C. Duarte	Senior Vice President and	March 27, 2015
IXCHELL C. DUARTE	Chief Accounting Officer (Principal Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2014 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2015 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Year
2012	Deferred tax asset valuation allowance	$—	$—	$—	$—

		$—	$—	$—	$—

2013	Deferred tax asset valuation allowance	$—	$(597)	$—	$(597)

		$—	$(597)	$—	$(597)

2014	Deferred tax asset valuation allowance	$(597)	$(2,201)	$—	$(2,798)

		$(597)	$(2,201)	$—	$(2,798)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Primrose Retirement Community of Casper
Casper, Wyoming	$12,265	$1,910	$16,310	$—	$9	$—	$1,910	$16,319	$—	$18,229	$(1,222)	2004	2/16/2012	(1)
Primrose Retirement Community of Grand Island
Grand Island, Nebraska	$8,653	$719	$12,140	$25	$—	$—	$744	$12,140	$—	$12,884	$(947)	2005	2/16/2012	(1)
Primrose Retirement Community of Mansfield
Mansfield, Ohio	$11,772	$650	$16,720	$11	$6	$—	$661	$16,726	$—	$17,387	$(1,292)	2007	2/16/2012	(1)
Primrose Retirement Community of Marion
Marion, Ohio	$9,765	$889	$16,305	$—	$—	$—	$889	$16,305	$—	$17,194	$(1,260)	2006	2/16/2012	(1)
Sweetwater Retirement Community
Billings, Montana	$10,605	$1,578	$14,205	$17	$—	$—	$1,595	$14,205	$—	$15,800	$(1,071)	2006	2/16/2012	(1)
HarborChase of Villages Crossing
Lady Lake, Florida (“The Villages”)	$16,590	$2,165	$—	$986	$15,424	$—	$3,151	$15,424	$—	$18,575	$(421)	2013	8/29/2012	(1)
Dogwood Forest of Acworth
Acworth, Georgia	$12,039	$1,750	$—	$277	$15,994	$—	$2,027	$15,994	$—	$18,021	$(206)	(3)	12/18/2012	(1)
Primrose Retirement Community Cottages
Aberdeen, South Dakota	$—	$311	$3,794	$—	$—	$—	$311	$3,794	$—	$4,105	$(210)	2005	12/19/2012	(1)
Primrose Retirement Community of Council Bluffs
Council Bluffs, Iowa (“Omaha”)	$—	$1,144	$11,117	$—	$—	$—	$1,144	$11,117	$—	$12,261	$(634)	2008	12/19/2012	(1)
Primrose Retirement Community of Decatur
Decatur, Illinois	$10,765	$513	$16,706	$—	$—	$—	$513	$16,706	$—	$17,219	$(906)	2009	12/19/2012	(1)
Primrose Retirement Community of Lima
Lima, Ohio	$—	$944	$17,115	$—	$—	$—	$944	$17,115	$—	$18,059	$(931)	2006	12/19/2012	(1)
Primrose Retirement Community of Zanesville
Zanesville, Ohio	$12,149	$1,184	$17,292	$—	$—	$—	$1,184	$17,292	$—	$18,476	$(941)	2008	12/19/2012	(1)
Symphony Manor
Baltimore, Maryland	$13,632	$2,319	$19,444	$—	$—	$—	$2,319	$19,444	$—	$21,763	$(1,039)	2011	12/21/2012	(1)
Curry House Assisted Living & Memory Care
Cadillac, Michigan	$7,013	$995	$11,072	$—	$—	$—	$995	$11,072	$—	$12,067	$(601)	1966	12/21/2012	(1)
Tranquillity at Fredericktowne
Frederick, Maryland	$7,234	$808	$14,291	$—	$29	$—	$808	$14,320	$—	$15,128	$(764)	2000	12/21/2012	(1)
Brookridge Heights Assisted Living & Memory Care
Marquette, Michigan	$7,394	$595	$11,339	$—	$—	$—	$595	$11,339	$—	$11,934	$(605)	1998	12/21/2012	(1)
Woodholme Gardens Assisted Living & Memory Care
Pikesville, Maryland (“Baltimore”)	$8,409	$1,603	$13,472	$—	$—	$—	$1,603	$13,472	$—	$15,075	$(728)	2010	12/21/2012	(1)
Batesville Healthcare Center
Batesville, Arkansas	$3,300	$397	$5,382	$—	$—	$—	$397	$5,382	$—	$5,779	$(222)	1975	5/31/2013	(1)
Broadway Healthcare Center
West Memphis, Arkansas	$6,300	$438	$10,560	$—	$—	$—	$438	$10,560	$—	$10,998	$(436)	1994	5/31/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/ Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Jonesboro Healthcare Center
Jonesboro, Arkansas	$8,100	$527	$13,493	$—	$—	$—	$527	$13,493	$—	$14,020	$(556)	2012	5/31/2013	(1)
Magnolia Healthcare Center
Magnolia, Arkansas	$6,300	$421	$10,454	$—	$—	$—	$421	$10,454	$—	$10,875	$(438)	2009	5/31/2013	(1)
Mine Creek Healthcare Center
Nashville, Arkansas	$1,800	$135	$2,942	$—	$—	$—	$135	$2,942	$—	$3,077	$(127)	1978	5/31/2013	(1)
Searcy Healthcare Center
Searcy, Arkansas	$4,200	$648	$6,017	$—	$—	$—	$648	$6,017	$—	$6,665	$(254)	1973	5/31/2013	(1)
LaPorte Cancer Center
Westville, Indiana	$8,221	$433	$10,846	$—	$—	$—	$433	$10,846	$—	$11,279	$(460)	2010	6/14/2013	(1)
Jefferson Medical Commons
Jefferson City, Tennessee (“Knoxville”)	$7,825	$151	$10,236	$—	$—	$—	$151	$10,236	$—	$10,387	$(409)	2001	7/10/2013	(1)
Physicians Plaza A at North Knoxville Medical Center
Powell, Tennessee (“Knoxville”)	$12,209	$262	$16,976	$—	$—	$—	$262	$16,976	$—	$17,238	$(679)	2005	7/10/2013	(1)
Physicians Plaza B at North Knoxville Medical Center
Powell, Tennessee (“Knoxville”)	$14,685	$303	$18,754	$—	$312	$—	$303	$19,066	$—	$19,369	$(753)	2008	7/10/2013	(1)
Physicians Regional Medical Center—Central Wing Annex
Knoxville, Tennessee	$3,890	$73	$5,285	$—	$—	$—	$73	$5,285	$—	$5,358	$(210)	2004	7/10/2013	(1)
HarborChase of Jasper
Jasper, Alabama	$—	$355	$6,358	$—	$—	$—	$355	$6,358	$—	$6,713	$(239)	1998	7/31/2013	(1)
Chestnut Commons Medical Office Building
Elyria, Ohio (“Cleveland”)	$12,503	$2,053	$15,650	$—	$—	$—	$2,053	$15,650	$—	$17,703	$(615)	2008	8/16/2013	(1)
Doctors Specialty Hospital
Leawood, Kansas (“Kansas City”)	$4,385	$924	$5,771	$16	$—	$—	$940	$5,771	$—	$6,711	$(220)	2001	8/16/2013	(1)
Escondido Medical Arts Center
Escondido, California (“San Diego”)	$9,742	$1,863	$12,199	$—	$23	$—	$1,863	$12,222	$—	$14,085	$(430)	1994	8/16/2013	(1)
John C. Lincoln Medical Office Plaza I
Phoenix, Arizona	$2,794	$233	$2,779	$—	$13	$—	$233	$2,792	$—	$3,025	$(116)	1980	8/16/2013	(1)
John C. Lincoln Medical Office Plaza II
Phoenix, Arizona	$1,863	$138	$1,908	$—	$49	$—	$138	$1,957	$—	$2,095	$(77)	1984	8/16/2013	(1)
North Mountain Medical Plaza
Phoenix, Arizona	$3,432	$297	$4,079	$—	$—	$—	$297	$4,079	$—	$4,376	$(166)	1994	8/16/2013	(1)
Raider Ranch
Lubbock, Texas	$1	$1,992	$48,818	$—	$23	$—	$1,992	$48,841	$—	$50,833	$(1,714)	2009	8/29/2013	(1)
The Club at Raider Ranch Development
Lubbock, Texas	$—	$3,000	$—	$—	$—	$4,001	$3,000	$—	$4,001	$7,001	$—	(3)	8/29/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Town Village
Oklahoma City, Oklahoma	$—	$1,020	$19,847	$—	$—	$—	$1,020	$19,847	$—	$20,867	$(689)	2004	8/29/2013	(1)
Calvert Medical Arts Center
Prince Frederick, Maryland (“Washington D.C.”)	$12,581	$20	$17,838	$—	$72	$—	$20	$17,910	$—	$17,930	$(614)	2009	8/30/2013	(1)
Calvert Medical Office Buildings I, II & III
Prince Frederick, Maryland (“Washington D.C.”)	$10,686	$51	$14,334	$—	$273	$—	$51	$14,607	$—	$14,658	$(502)	1991/1999/2000	8/30/2013	(1)
Dunkirk Medical Center
Dunkirk, Maryland (“Washington D.C.”)	$3,007	$351	$2,991	$—	$10	$—	$351	$3,001	$—	$3,352	$(133)	1997	8/30/2013	(1)
Prestige Senior Living Beaverton Hills
Beaverton, Oregon (“Portland”)	$9,465	$1,387	$10,324	$—	$—	$—	$1,387	$10,324	$—	$11,711	$(301)	2000	12/2/2013	(1)
Prestige Senior Living High Desert
Bend, Oregon	$8,188	$835	$11,252	$—	$—	$—	$835	$11,252	$—	$12,087	$(341)	2003	12/2/2013	(1)
MorningStar of Billings
Billings, Montana	$20,164	$4,067	$41,373	$5	$2	$—	$4,072	$41,375	$—	$45,447	$(1,269)	2009	12/2/2013	(1)
MorningStar of Boise
Boise, Idaho	$21,524	$1,663	$35,752	$12	$—	$—	$1,675	$35,752	$—	$37,427	$(1,035)	2007	12/2/2013	(1)
Prestige Senior Living Huntington Terrace
Gresham, Oregon (“Portland”)	$10,484	$1,236	$12,083	$—	$—	$—	$1,236	$12,083	$—	$13,319	$(358)	2000	12/2/2013	(1)
MorningStar of Idaho Falls
Idaho Falls, Idaho	$18,414	$2,006	$40,397	$5	$—	$—	$2,011	$40,397	$—	$42,408	$(1,193)	2009	12/2/2013	(1)
Prestige Senior Living Arbor Place
Medford, Oregon	$8,429	$355	$14,083	$—	$—	$—	$355	$14,083	$—	$14,438	$(407)	2003	12/2/2013	(1)
Prestige Senior Living Orchard Heights
Salem, Oregon	$12,659	$545	$15,544	$—	$8	$—	$545	$15,552	$—	$16,097	$(444)	2002	12/2/2013	(1)
Prestige Senior Living Southern Hills
Salem, Oregon	$7,694	$653	$10,753	$—	$—	$—	$653	$10,753	$—	$11,406	$(314)	2001	12/2/2013	(1)
MorningStar of Sparks
Sparks, Nevada (“Reno”)	$24,405	$3,986	$47,968	$—	$—	$—	$3,986	$47,968	$—	$51,954	$(1,430)	2009	12/2/2013	(1)
Prestige Senior Living Five Rivers
Tillamook, Oregon	$7,931	$1,298	$14,064	$—	$48	$—	$1,298	$14,112	$—	$15,410	$(434)	2002	12/2/2013	(1)
Prestige Senior Living Riverwood
Tualatin, Oregon (“Portland”)	$4,601	$1,028	$7,429	$—	$37	$—	$1,028	$7,466	$—	$8,494	$(225)	1999	12/2/2013	(1)
Chula Vista Medical Arts Center
Chula Vista, California (“San Diego”)	$—	$2,462	$7,453	$—	$234	$—	$2,462	$7,687	$—	$10,149	$(205)	1985	12/23/2013	(1)
Coral Springs Medical Office Building I
Coral Springs, Florida	$—	$2,614	$11,220	$—	$1	$—	$2,614	$11,221	$—	$13,835	$(332)	2005	12/23/2013	(1)
Coral Springs Medical Office Building II
Coral Springs, Florida	$—	$2,614	$12,130	$—	$—	$—	$2,614	$12,130	$—	$14,744	$(332)	2008	12/23/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Chula Vista Medical Arts Center
Chula Vista, California (“San Diego”)	$—	$6,130	$10,293	$3	$—	$—	$6,133	$10,293	$—	$16,426	$(260)	1975	1/21/2014	(1)
Prestige Senior Living Auburn Meadows
Auburn, Washington (“Seattle”)	$10,810	$2,537	$17,261	$—	$—	$—	$2,537	$17,261	$—	$19,798	$(433)	2003/2010	2/3/2014	(1)
Prestige Senior Living Bridgewood
Vancouver, Washington (“Portland”)	$13,514	$1,603	$18,172	$—	$—	$—	$1,603	$18,172	$—	$19,775	$(452)	2001	2/3/2014	(1)
Prestige Senior Living Monticello Park
Longview, Washington	$18,855	$1,981	$23,056	$—	$—	$—	$1,981	$23,056	$—	$25,037	$(566)	2001/2010	2/3/2014	(1)
Prestige Senior Living Rosemont
Yelm, Washington	$9,737	$668	$14,564	$—	$—	$—	$668	$14,564	$—	$15,232	$(353)	2004	2/3/2014	(1)
Wellmore of Tega Cay
Tega Cay, South Carolina (“Charlotte”)	$8,008	$2,445	$—	$—	$—	$19,753	$2,445	$—	$19,753	$22,198	$—	(3)	2/7/2014	(1)
Isle at Cedar Ridge
Cedar Park, Texas (“Austin”)	$—	$1,525	$16,277	$—	$—	$—	$1,525	$16,277	$—	$17,802	$(379)	2011	2/28/2014	(1)
Prestige Senior Living West Hills
Corvallis, Oregon	$9,031	$842	$12,603	$—	$—	$—	$842	$12,603	$—	$13,445	$(293)	2002	3/3/2014	(1)
HarborChase of Plainfield
Plainfield, Illinois	$—	$1,596	$21,832	$—	$—	$—	$1,596	$21,832	$—	$23,428	$(444)	2010	3/28/2014	(1)
Legacy Ranch Alzheimer’s Special Care Center
Midland, Texas	$—	$917	$9,982	$—	$—	$—	$917	$9,982	$—	$10,899	$(207)	2012	3/28/2014	(1)
The Springs Alzheimer’s Special Care Center
San Angelo, Texas	$—	$595	$9,658	$—	$—	$—	$595	$9,658	$—	$10,253	$(200)	2012	3/28/2014	(1)
Isle at Watercrest—Bryan
Bryan, Texas	$—	$714	$18,140	$4	$3	$—	$718	$18,143	$—	$18,861	$(324)	2011	4/21/2014	(1)
Watercrest at Bryan
Bryan, Texas	$—	$2,509	$22,441	$4	$9	$—	$2,513	$22,450	$—	$24,963	$(433)	2009	4/21/2014	(1)
Isle at Watercrest—Mansfield
Mansfield, Texas (“Dallas/Fort Worth”)	$—	$997	$24,635	$—	$—	$—	$997	$24,635	$—	$25,632	$(436)	2011	5/5/2014	(1)
Houston Orthopedic & Spine Hospital (“HOSH”)
Bellaire, Texas (“Houston”)	$31,995	$3,867	$32,761	$—	$—	$—	$3,867	$32,761	$—	$36,628	$(498)	2007	6/2/2014	(1)
HOSH Medical Office Building
Bellaire, Texas (“Houston”)	$17,630	$3,738	$20,525	$—	$63	$—	$3,738	$20,588	$—	$24,326	$(315)	2007	6/2/2014	(1)
Watercrest at Katy
Katy, Texas (“Houston”)	$—	$4,000	$—	$—	$—	$4,614	$4,000	$—	$4,614	$8,614	$—	(3)	6/27/2014	(1)
Watercrest at Mansfield
Mansfield, Texas (“Dallas/Fort Worth”)	$27,423	$2,191	$42,740	$—	$28	$—	$2,191	$42,768	$—	$44,959	$(571)	2010	6/30/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III —   REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
HarborChase of Shorewood
Shorewood, Wisconsin (“Milwaukee”)	$—	$2,200	$—	$—	$—	$7,140	$2,200	$—	$7,140	$9,340	$—	(3)	7/8/2014	(1)
Oklahoma City Inpatient Rehabilitation Hospital
Oklahoma City, Oklahoma	$16,560	$3,341	$19,249	$—	$—	$—	$3,341	$19,249	$—	$22,590	$(271)	2012	7/15/2014	(1)
Las Vegas Inpatient Rehabilitation Hospital
Las Vegas, Nevada	$14,475	$2,650	$16,979	$—	$—	$—	$2,650	$16,979	$—	$19,629	$(242)	2007	7/15/2014	(1)
South Bend Inpatient Rehabilitation Hospital
Mishawaka, Indiana (“South Bend”)	$13,142	$2,339	$16,239	$—	$—	$—	$2,339	$16,239	$—	$18,578	$(234)	2009	7/15/2014	(1)
Beaumont Specialty Hospital
Beaumont, Texas (“Houston”)	$21,817	$2,749	$28,863	$—	$—	$—	$2,749	$28,863	$—	$31,612	$(324)	2013	8/15/2014	(1)
Hurst Specialty Hospital
Hurst, Texas (“Dallas/Fort Worth”)	$19,132	$2,510	$24,091	$—	$—	$—	$2,510	$24,091	$—	$26,601	$(271)	2004/2012	8/15/2014	(1)
Claremont Medical Office
Claremont, CA (“Los Angeles”)	$12,392	$6,324	$13,533	$—	$—	$—	$6,324	$13,533	$—	$19,857	$(133)	2008	8/29/2014	(1)
Lee Hughes Medical Building
Glendale, California (“Los Angeles”)	$19,162	$69	$22,967	$—	$—	$—	$69	$22,967	$—	$23,036	$(148)	2008	9/29/2014	(1)
Newburyport Medical Center
Newburyport, Massachusetts (“Boston”)	$—	$2,614	$12,135	$—	$—	$—	$2,614	$12,135	$—	$14,749	$(62)	2008	10/31/2014	(1)
Northwest Medical Park
Margate, Florida (“Fort Lauderdale”)	$7,129	$610	$6,170	$—	$—	$—	$610	$6,170	$—	$6,780	$(33)	2004	10/31/2014	(1)
Fairfield Village of Layton
Layton, Utah (“Salt Lake City”)	$—	$5,217	$54,167	$—	$7	$—	$5,217	$54,174	$—	$59,391	$(128)	2010	11/20/2014	(1)
ProMed Medical Building I
Yuma, Arizona	$—	$2,486	$6,728	$—	$—	$—	$2,486	$6,728	$—	$9,214	$—	2006	12/19/2014	(1)
Midtown Medical Plaza
Charlotte, North Carolina	$30,223	$10	$51,237	$—	$—	$—	$10	$51,237	$—	$51,247	$—	1994	12/22/2014	(1)
Presbyterian Medical Tower
Charlotte, North Carolina	$20,089	$40	$32,345	$—	$—	$—	$40	$32,345	$—	$32,385	$—	1989	12/22/2014	(1)
Metroview Professional Building
Charlotte, North Carolina	$9,543	$11	$15,910	$—	$—	$—	$11	$15,910	$—	$15,921	$—	1971	12/22/2014	(1)
Physicians Plaza Huntersville
Huntersville, North Carolina (“Charlotte”)	$16,775	$520	$26,134	$—	$—	$—	$520	$26,134	$—	$26,654	$—	2004	12/22/2014	(1)
Matthews Medical Office Building
Matthews, North Carolina (“Charlotte”)	$11,770	$350	$19,624	$—	$—	$—	$350	$19,624	$—	$19,974	$—	1994	12/22/2014	(1)
Outpatient Care Center
Clyde, North Carolina (“Asheville”)	$10,990	$1,169	$12,079	$—	$—	$—	$1,169	$12,079	$—	$13,248	$—	2012	12/22/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/ Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
330 Physicians Center
Rome, Georgia	$20,471	$12	$26,868	$—	$—	$—	$12	$26,868	$—	$26,880	$—	1987/2005	12/22/2014	(1)
Spivey Station Physicians Center
Atlanta, Georgia	$10,010	$1,026	$12,246	$—	$—	$—	$1,026	$12,246	$—	$13,272	$—	2007	12/22/2014	(1)
Spivey Station ASC Building
Atlanta, Georgia	$12,811	$929	$13,769	$—	$—	$—	$929	$13,769	$—	$14,698	$—	2009	12/22/2014	(1)

	$853,561	$138,942	$1,512,937	$1,365	$32,677	$35,508	$140,307	$1,545,614	$35,508	$1,721,429	$(40,467)

Transactions in real estate and accumulated depreciation as of December 31, 2014 are as follows:

Balance December 31, 2011	$—	Balance December 31, 2011	$—
2012 Acquisitions	231,398	2012 Depreciation	(1,702)

2012 Improvements	4,547	Balance December 31, 2012	(1,702)

Balance December 31, 2012	235,945	2013 Depreciation	(9,309)

2013 Acquisitions	598,176	Balance December 31, 2013	(11,011)
2013 Improvements	25,756	2014 Depreciation	(29,456)

Balance December 31, 2013	859,877	Balance December 31, 2014	$(40,467)

2014 Acquisitions	822,305
2014 Improvements	39,247

Balance December 31, 2014	$1,721,429

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)	The aggregate cost for federal income tax purposes is approximately $1.9 billion.
(3)	Land and land improvements, initial cost, include the purchase price of land under development which is included as a component of construction in process in the consolidated balance sheets. As of December 31, 2014 these properties were under development; therefore, depreciation is not applicable.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 (in thousands)

The following is a reconciliation of mortgages and other notes receivable on real estate for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance at beginning of year	$3,949	$—	$—
Additions during period:
New mortgage loans and additional advances	2,065	3,741	—
Accrued and deferred interest	288	124	—
Loan origination costs, net	—	84	—
Deductions during period:
Collection of principal	(6,302)	—	—

Balance at end of year	$—	$3,949	$—