Form 10-Q
period 2015-03-31
CNL Healthcare Properties, Inc.
filed 2015-05-13
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock of the registrant outstanding as of May 4, 2015 was 141,164,264.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Real estate assets:
Real estate investment properties, net (including VIEs $173,192 and $174,449, respectively)	$1,712,979	$1,657,500
Real estate under development, including land (including VIEs $66,013 and $47,153, respectively)	66,013	47,153

Total real estate assets, net	1,778,992	1,704,653
Intangibles, net (including VIEs $24,673 and $25,519, respectively)	130,555	140,264
Cash (including VIEs $3,911 and $6,280, respectively)	116,365	91,355
Other assets (including VIEs $1,974 and $511, respectively)	22,150	19,738
Loan costs, net (including VIEs $2,243 and $2,300, respectively)	13,096	14,012
Deferred rent and lease incentives (including VIEs $3,296 and $2,978, respectively)	9,321	8,240
Restricted cash (including VIEs $2,594 and $5,304, respectively)	7,779	10,753

Total assets	$2,078,258	$1,989,015

LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $146,298 and $137,754, respectively)	$837,847	$853,561
Credit facilities	175,000	206,403
Accounts payable and accrued expenses (including VIEs $11,725 and $10,487, respectively)	33,431	29,443
Other liabilities (including VIEs $5,756 and $4,949, respectively)	28,387	27,448

Total liabilities	1,074,665	1,116,855

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	568	568
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	—	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 135,511 and 116,672 shares issued, and 134,892 and 116,256 shares outstanding, respectively	1,349	1,163
Capital in excess of par value	1,175,026	1,007,326
Accumulated loss	(101,091)	(83,091)
Accumulated distributions	(62,590)	(49,342)
Accumulated other comprehensive loss	(10,064)	(4,864)

Total stockholders’ equity	1,002,630	871,192
Noncontrolling interest	395	400

Total equity	1,003,593	872,160

Total liabilities and equity	$2,078,258	$1,989,015

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income from operating leases	$21,640	$9,722
Resident fees and services	40,032	21,956
Tenant reimbursement income	3,361	1,451
Interest income on note receivable from related party	—	146

Total revenues	65,033	33,275

Expenses:
Property operating expenses	32,312	16,420
General and administrative	2,019	1,757
Acquisition fees and expenses	2,330	7,205
Asset management fees	4,210	1,770
Property management fees	3,254	1,636
Impairment provision	5,524	—
Depreciation and amortization	23,293	11,862

Total expenses	72,942	40,650
Operating loss	(7,909)	(7,375)

Other income (expense):
Interest and other income	60	8
Interest expense and loan cost amortization	(9,866)	(5,535)
Equity in earnings (loss) of unconsolidated entities	(226)	349

Total other expense	(10,032)	(5,178)

Loss before income taxes	(17,941)	(12,553)
Income tax (expense) benefit	(64)	30

Net loss	$(18,005)	$(12,523)
Less: Net loss attributable to noncontrolling interest	(5)	—

Net loss attributable to common stockholders	(18,000)	(12,523)

Net loss per share of common stock (basic and diluted)	$(0.14)	$(0.19)

Weighted average number of shares of common stock outstanding (basic and diluted)	129,627	65,273

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(18,000)	$(12,523)

Other comprehensive loss:
Unrealized loss on derivative financial instruments, net	(5,268)	(223)
Reclassification of cash flow hedges upon derecognition	74	—
Unrealized loss on derivative financial instruments of equity method investments	(6)	(26)

Total other comprehensive income loss	(5,200)	(249)

Comprehensive loss	$(23,200)	$(12,772)

Less: Comprehensive loss attributable to noncontrolling interest	—	—

Comprehensive loss attributable to common stockholders	$(23,200)	$(12,772)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Three Months Ended March 31, 2015 (Unaudited) and the Year Ended December 31, 2014

(in thousands, except per share data)

	Redeemable	Common Stock		Capital in			Accumulated Other	Total	Non-
	Noncontrolling Interest	Number of Shares	Par Value	Excess of Par Value	Accumulated Loss	Accumulated Distributions	Comprehensive Loss	Stockholders’ Equity	controlling Interest	Total Equity
Balance at December 31, 2013	$—	58,218	$582	$500,361	$(30,580)	$(17,423)	$(959)	$451,981	—	451,981
Subscriptions received for common stock through public offering and reinvestment plan	—	56,006	560	571,764	—	—	—	572,324	—	572,324
Stock distributions	—	2,356	24	(24)	—	—	—	—	—	—
Redemptions of common stock	—	(324)	(3)	(2,993)	—	—	—	(2,996)	—	(2,996)
Stock issuance and offering costs	—	—	—	(59,782)	—	—	—	(59,782)	—	(59,782)
Net loss	—	—	—	—	(52,511)	—	—	(52,511)	—	(52,511)
Other comprehensive loss	—	—	—	—	—	—	(3,905)	(3,905)	—	(3,905)
Distribution to holder of promoted interest	—	—	—	(2,000)	—	—	—	(2,000)	—	(2,000)
Cash distributions declared and paid or reinvested ($0.4071 per share)	—	—	—	—	—	(31,919)	—	(31,919)	—	(31,919)
Contribution from noncontrolling interests	568	—	—	—	—	—	—	—	400	968

Balance at December 31, 2014	568	116,256	1,163	1,007,326	(83,091)	(49,342)	(4,864)	871,192	400	872,160
Subscriptions received for common stock through public offering and reinvestment plan	—	17,897	179	188,207	—	—	—	188,386	—	188,386
Stock distributions	—	943	9	(9)	—	—	—	—	—	—
Redemptions of common stock	—	(204)	(2)	(1,940)	—	—	—	(1,942)	—	(1,942)
Stock issuance and offering costs	—	—	—	(18,558)	—	—	—	(18,558)	—	(18,558)
Net loss	—	—	—	—	(18,000)	—	—	(18,000)	(5)	(18,005)
Other comprehensive loss	—	—	—	—	—	—	(5,200)	(5,200)	—	(5,200)
Cash distributions declared and paid or reinvested ($0.1059 per share)	—	—	—	—	—	(13,248)	—	(13,248)		(13,248)

Balance at March 31, 2015	$568	134,892	$1,349	$1,175,026	$(101,091)	$(62,590)	$(10,064)	$1,002,630	$395	$1,003,593

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net cash flows provided by operating activities	$11,317	$6,277

Investing activities:
Acquisition of properties	(76,060)	(186,813)
Development of properties	(17,567)	(12,157)
Issuance of note receivable to related party	—	(1,567)
Changes in restricted cash	2,974	(452)
Capital expenditures	(1,785)	(412)
Payment of leasing costs	(418)	(283)
Deposits on real estate	(750)	(2,000)

Net cash used in investing activities	(93,606)	(203,684)

Financing activities:
Subscriptions received for common stock through public offering	180,738	86,839
Payment of stock issuance and offering costs	(19,388)	(8,249)
Distributions to stockholders, net of distribution reinvestments	(5,600)	(2,798)
Distribution to holder of promoted interest	—	(2,000)
Redemptions of common stock	(872)	(145)
Draws under revolving credit facility	—	53,495
Repayment on revolving credit facility	(31,403)	—
Proceeds from mortgage and other notes payable	18,187	69,706
Principal payments on mortgage and other notes payable	(33,936)	(1,870)
Lender deposits	—	(50)
Payment of loan costs	(427)	(1,104)

Net cash flows provided by financing activities	107,299	193,824

Net increase (decrease) in cash	25,010	(3,583)
Cash at beginning of period	91,355	44,209

Cash at end of period	$116,365	$40,626

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$826	$1,923

Loan costs	$133	$583

Accrued development costs	$9,181	$3,149

Redemptions payable	$1,942	$235

Contingent purchase price consideration	$—	$2,570

Unrealized loss on derivative financial instruments, net	$10,064	$1,208

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC, AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (“Company”) is a Maryland corporation incorporated on June 8, 2010 that elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the year ended December 31, 2012. The Company is externally advised by CNL Healthcare Corp. (“Advisor”) and its property manager is CNL Healthcare Manager Corp. (“Property Manager”), each of which is a Florida corporation and a wholly owned subsidiary of CNL Financial Group, LLC (“Sponsor”). The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”) and CNL Securities Corp., the managing dealer of the Offerings and a wholly-owned subsidiary of CNL (“Managing Dealer”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the operating partnership and the Advisor. Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by affiliates of the Advisor and the Property Manager. In addition, third-party sub-property managers have been engaged to provide certain property management services.

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

On June 27, 2011, the Company commenced its initial public offering (“Initial Offering”), including shares being offered through its distribution reinvestment plan (“Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the Securities Exchange Commission (“SEC”). In addition, the Company filed a follow-on registration statement on Form S-11 under the Securities Act of 1933 with the SEC in connection with the proposed offering of up to $1 billion in shares of common stock (“Follow-On Offering”), which was declared effective on February 2, 2015. Accordingly, the Company closed its Initial Offering and commenced its Follow-On Offering (collectively, the “Offerings”). The Company expects to sell shares of its common stock in the Follow-On Offering until the earlier of the date on which the maximum offering amount has been sold, or December 31, 2015; provided, however, that the Company will periodically evaluate the status of the Follow-On Offering, and its board of directors may decide to either extend the Follow-On Offering beyond December 31, 2015 or terminate the Follow-On Offering prior thereto.

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

The Company is committed to investing the proceeds of its Offerings through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of its healthcare assets. The Company expects to primarily lease its senior housing properties to wholly-owned taxable REIT subsidiaries (“TRS”) entities and engage independent third-party managers under management agreements to operate the properties under REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company may also lease its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). Medical office, post-acute care and acute care properties will be leased on a triple-net, net or modified gross basis to third-party tenants. In addition, the Company expects most investments will be wholly-owned, although, it has and may continue to invest through partnerships with other entities where it is believed to be appropriate and beneficial.

1.	Organization (continued)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

2.	Summary of Significant Accounting Policies (continued)

Adopted Accounting Pronouncements — In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted. The Company has determined that the amendments will impact the Company’s determinations of which future property disposals, if any, qualify as discontinued operations and will require additional disclosure about discontinued operations for future property disposals, if any.

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new Accounting Standard Concept (“ASC”) topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). This ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted using one of two retrospective application methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the amendments of ASU 2014-09; however, these amendments could potentially have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied on retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company has determined that it will not early adopt this ASU and that the amendments will materially impact the Company’s consolidated financial position but will not have a material impact on the Company’s consolidated results of operations or cash flows.

3.	Acquisitions

Real Estate Investment Properties — During the three months ended March 31, 2015, the Company acquired the following three properties, which were comprised of two medical office buildings (“MOB”) and one senior housing community:

Name and Location	Structure	Date Acquired	Purchase Price (in thousands)
Medical Office
Novi Orthopaedic Center	Modified Lease	2/13/2015	$30,500	(1)
Novi, MI
Southeast Medical Office Properties
UT Cancer Institute	Modified Lease	2/20/2015	33,660
Knoxville, TN
Senior Housing
Fieldstone Memory Care (2)	Managed	3/31/2015	12,400	(1)
Yakima, WA

			$76,560

FOOTNOTES:

(1)	This represents a single property acquisition that is not considered material to the Company and as such no pro forma financial information has been included related to this property.
(2)	This property was purchased from a related party of the Company’s Sponsor; refer to Note 11. “Related Party Arrangements” for additional information.

3.	Acquisitions (continued)

During the three months ended March 31, 2014, the Company acquired the following ten properties, which were comprised of nine senior housing communities and one MOB:

Name and Location	Structure	Date Acquired	Purchase Price (in thousands)
Medical Office
Chula Vista Medical Arts	Modified Lease	1/21/2014	$17,863	(1)
Chula Vista, CA (“San Diego”)
Senior Housing
Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Managed	2/3/2014	21,930
Auburn, WA (“Seattle”)
Prestige Senior Living Bridgewood	Managed	2/3/2014	22,096
Vancouver, WA (“Portland”)
Prestige Senior Living Monticello Park	Managed	2/3/2014	27,360
Longview, WA
Prestige Senior Living Rosemont	Managed	2/3/2014	16,877
Yelm, WA
Prestige Senior Living West Hills	Managed	3/3/2014	14,986
Corvallis, OR
South Bay II Communities
Isle at Cedar Ridge	Managed	2/28/2014	21,000	(2)
Cedar Park, TX (“Austin”)
HarborChase of Plainfield	Managed	3/28/2014	26,500
Plainfield, IL
Legacy Ranch Alzheimer’s Special Care Center	Managed	3/28/2014	11,500	(2)
Midland, TX
The Springs Alzheimer’s Special Care Center	Managed	3/28/2014	10,500	(2)
San Angelo, TX

			$190,612

FOOTNOTES:

(1)	This represents a single property acquisition that is not considered material to the Company and as such no pro forma financial information has been included related to this property.
(2)	This purchase price does not reflect subsequent contingent purchase price consideration paid related to the acquisition of these properties; refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for the final purchase price of these properties.

3.	Acquisitions (continued)

The following summarizes the purchase price allocation for the above properties, and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

	March 31,
	2015	2014
Land and land improvements	$3,032	$18,446
Buildings and building improvements	63,825	154,607
Furniture, fixtures and equipment	455	5,572
Intangibles (1)	10,298	15,259
Other liabilities	(1,050)	(702)

Net assets acquired	76,560	193,182
Contingent purchase price consideration	—	(2,570)

Total purchase price consideration	$76,560	$190,612

FOOTNOTE:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles for the three months ended March 31, 2015 and 2014 was approximately 12.3 years and 3.0 years, respectively. The acquired lease intangibles during the three months ended March 31, 2015 were comprised of approximately $8.5 million and $1.8 million of in-place lease intangibles and other lease intangibles, respectively, and the acquired lease intangibles during the three months ended March 31, 2014 were comprised of approximately $15.2 million and $0.02 million of in-place lease intangibles and other lease intangibles, respectively.

3.	Acquisitions (continued)

The revenues and net loss (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the acquired properties included in the Company’s condensed consolidated statements of operations were approximately $0.3 million and $0.5 million, respectively, for the three months ended March 31, 2015; and approximately $3.3 million, respectively, and $6.4 million, respectively, for the three months ended March 31, 2014.

The following table presents the unaudited pro forma results of operations for the Company as if the properties were acquired as of January 1, 2014 and owned during the three months ended March 31, 2015 and 2014 (in thousands except per share data):

	(Unaudited) Three Months Ended March 31,
	2015	2014
Revenues	$65,442	$37,077

Net income (loss) (1)	$(17,465)	$(9,656)

Loss per share of common stock (basic and diluted)	$(0.13)	$(0.15)

Weighted average number of shares of common stock outstanding (basic and diluted) (2)	129,627	65,273

FOOTNOTES:

(1)	The unaudited pro forma results for the three months ended March 31, 2015, were adjusted to exclude approximately $0.7 million of acquisition related expenses directly attributable to the properties acquired during the three months ended March 31, 2015. The unaudited pro forma results for the three months ended March 31, 2014 were adjusted to include these acquisition related expenses, as if the properties had been acquired on January 1, 2014. The unaudited pro forma results for the three months ended March 31, 2014 were adjusted to exclude approximately $6.4 million of acquisition related expenses directly attributable to the properties acquired during the three months ended March 31, 2014, as if the properties had been acquired as of January 1, 2013.
(2)	No additional shares were required to be issued as a result of the acquired properties. The weighted average shares outstanding was not adjusted as of January 1, 2014.

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Land and land improvements	$131,713	$128,662
Building and building improvements	1,609,713	1,545,614
Furniture, fixtures and equipment	38,265	36,319
Less: accumulated depreciation	(66,712)	(53,095)

Real estate investment properties, net	1,712,979	1,657,500
Real estate under development, including land	66,013	47,153

Total real estate assets, net	$1,778,992	$1,704,653

Depreciation expense on the Company’s real estate investment properties, net was approximately $13.6 million and $7.6 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, four of the Company’s senior housing communities have real estate under development with third-party developers as follows (in thousands):

Property Name (and Location)	Developer	Real Estate Development Costs Incurred (1)	Remaining Development Budget (2)
Wellmore of Tega Cay (Tega Cay, SC)	Maxwell Group, Inc.	$29,148	$10,959
HarborChase of Shorewood (Shorewood, WI)	Harbor Shorewood Development, LLC	15,095	11,979
Watercrest at Katy (Katy, TX) (3)	South Bay Partners, Ltd	12,730	27,692
Raider Ranch (Lubbock, TX)	South Bay Partners, Ltd	9,040	8,524

		$66,013	$59,154

FOOTNOTES:

(1)	This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the senior housing community as of March 31, 2015. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.
(2)	This amount includes preleasing and marketing costs which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 95%.

The development budgets of the senior housing developments include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties. An affiliate of the developer of the respective community coordinates and supervises the management and administration of the development and construction. Each developer is responsible for any cost overruns beyond the approved development budget for the applicable project pursuant to a cost overrun guarantee. These developments were deemed to be VIEs; refer to Note 7. “Variable Interest Entities” for additional information.

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
In-place lease intangibles	$147,574	$148,880
Above-market lease intangibles	11,625	11,320
Below-market ground lease intangibles	11,846	10,314
Less: accumulated amortization	(40,490)	(30,250)

Intangible assets, net	$130,555	$140,264

Below-market lease intangibles	$(8,594)	$(13,243)
Above-market ground lease intangibles	(2,864)	(2,273)
Less: accumulated amortization	1,446	1,014

Intangible liabilities, net (1)	$(10,012)	$(14,502)

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2015, a tenant, who leases two of the Company’s specialty hospitals, was not current under its lease obligations with an outstanding rent receivable of approximately $0.3 million. Due to the uncertainty of the tenant’s ability to meet its future obligations under the leases, the Company recorded an impairment provision of approximately $5.5 million related to the lease intangibles and deferred rent assets as it was determined that the carrying value of these assets would more than likely not be recoverable. The Company also recorded an allowance to fully reserve the aforementioned rent receivable as of March 31, 2015. In addition, the Company assessed the underlying real estate assets for impairment and concluded that no adjustment to the carrying value was necessary as of March 31, 2015 based on the Company’s expected holding period and the estimated undiscounted cash flows and estimated net sales proceeds that could be generated by the property.

5.	Intangibles, net (continued)

Amortization on the Company’s intangible assets was approximately $10.2 million for the three months ended March 31, 2015, of which approximately $0.5 million was treated as a reduction of rental income from operating leases, approximately $0.1 million was treated as an increase of property operating expenses and approximately $9.7 million was included in depreciation and amortization. Amortization on the Company’s intangible assets was approximately $4.5 million for the three months ended March 31, 2014, of which approximately $0.2 million was treated as a reduction of rental income from operating leases, approximately $0.03 million was treated as an increase of property operating expenses and approximately $4.2 million was included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $0.4 million for the three months ended March 31, 2015, of which approximately $0.4 million was treated as an increase of rental income from operating leases and approximately $0.02 million dollars was treated as a reduction of property operating expenses. For the three months ended March 31, 2014, amortization on the Company’s intangible liabilities was approximately $0.1 million, of which approximately $0.1 million was treated as an increase of rental income from operating leases and approximately two thousand dollars was treated as a reduction of property operating expenses.

The estimated future amortization on the Company’s intangibles for the remainder of 2015, each of the next four years and thereafter, in the aggregate, as of March 31, 2015 is as follows (in thousands):

	In-place Lease Intangibles	Above- market Leases	Below- market Ground Leases	Total Assets	Below- market Leases	Above- market Ground Leases	Total Liabilities
2015	$27,251	1,400	228	$28,879	$(935)	(55)	$(990)
2016	25,861	1,527	304	27,692	(1,112)	(73)	(1,185)
2017	12,963	1,391	304	14,658	(985)	(73)	(1,058)
2018	10,212	1,243	304	11,759	(867)	(73)	(940)
2019	7,416	1,007	304	8,727	(703)	(73)	(776)
Thereafter	25,270	3,403	10,167	38,840	(2,577)	(2,486)	(5,063)

	$108,973	9,971	11,611	$130,555	$(7,179)	(2,833)	$(10,012)

Weighted average remaining useful life as of March 31, 2015 (in years):

In-place Lease Intangibles	Above- market Leases	Below- market Ground Leases	Below- market Leases	Above- market Ground Leases
5.4	6.0	38.2	10.8	38.8

6.	Operating Leases

As of March 31, 2015, the Company owned 57 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases; of which, 24 are single-tenant properties that are 100% leased under operating leases and the remaining 33 are multi-tenant properties that are leased under operating leases. The Company’s leases had a weighted average remaining lease term of 6.6 years based on annualized base rents expiring between 2015 and 2033, subject to the tenants’ options to extend the lease periods ranging from two to ten years. In addition, certain tenants hold options to extend their leases for multiple periods.

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

The following are future minimum lease payments to be received under non-cancellable operating leases for the remainder of 2015, each of the next four years and thereafter, as of March 31, 2015 (in thousands):

2015	$59,622
2016	75,451
2017	71,805
2018	67,852
2019	58,901
Thereafter	215,715

$549,346

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above- and below-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future. In addition, future minimum lease payments related to the two specialty hospitals have been excluded; refer to Note 5. “Intangibles, net” for additional information.

7.	Variable Interest Entities

Consolidated VIEs – As of March 31, 2015, the Company has 16 wholly-owned subsidiaries, which are VIEs due to following factors and circumstances:

(1)	Five of these subsidiaries are single property entities, designed to own and lease their respective properties to single tenants, for which buy-out options are held by the respective tenants that are formula based.

(2)	Four of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to either a ground lease or an air rights lease that include buy-out and put options held by either the tenant or landlord under the applicable lease.

(3)	Five of these subsidiaries are entities with real estate under development or completed developments in which the third-party developers have an opportunity to earn promoted interest payments after certain net operating income targets and internal rate of return targets have been met.

(4)	One of these subsidiaries is a joint venture with real estate under development in which the third-party developer has an opportunity to earn promoted interest payments after certain net operating income targets and internal rate of return targets have been met.

(5)	One of these subsidiaries is a joint venture with equity interest that consists of non-substantive voting rights.

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

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Assets:
Real estate investment properties, net	$173,192	$174,449

Real estate under development, including land	$66,013	$47,153

Intangibles, net	$24,673	$25,519

Cash	$3,911	$6,280

Other assets	$1,974	$511

Loan costs, net	$2,243	$2,300

Deferred rent and lease incentives	$3,296	$2,978

Restricted cash	$2,594	$5,304

Liabilities:
Mortgages and other notes payable	$146,298	$137,754

Accounts payable and accrued expenses	$2,435	$2,317

Accrued development costs	$9,181	$7,951

Due to related parties	$109	$219

Other liabilities	$5,756	$4,949

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $113.1 million as of March 31, 2015. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

8.	Ground and Air Rights Leases

During the three months ended March 31, 2015, in conjunction with the Novi Orthopaedic Center and UT Cancer Institute detailed in Note 3. “Acquisitions,” the Company acquired interests in two additional ground leases. The Novi Orthopaedic Center and UT Cancer Institute ground leases represent operating leases with scheduled payments over the life of the respective lease expiring in 2096 and 2076, respectively.

Overall, under the terms of its ground and air rights lease agreements, the Company is responsible for the monthly rental payments. These amounts are billed monthly and recorded as property operating expenses in the accompanying consolidated statements of operations. In some cases, the Company is able to pass this expense through to its tenants as tenant reimbursement income. For the three months ended March 31, 2015 and 2014, the Company incurred approximately $0.6 million and $0.1 million, respectively, in ground and air rights lease expense, including any straight-line rent adjustments.

The following is a schedule of future minimum lease payments to be paid under the ground and air rights leases for the remainder of 2015, each of the next four years and thereafter, in the aggregate, as of March 31, 2015 (in thousands):

2015	$1,231
2016	1,665
2017	1,706
2018	1,752
2019	1,777
Thereafter	120,533

$128,664

9.	Contingent Purchase Price Consideration

Capital Health Communities

In connection with the acquisition of the Capital Health Communities in 2012, the Company required that approximately $7.0 million of the purchase price be placed in an escrow account as the seller guaranteed the Company an annual return of at least $6.9 million, $7.0 million, and $7.1 million of net operating income on the acquired properties during 2013, 2014 and 2015, respectively (“Yield Guaranty”). As of March 31, 2015, the Company determined the fair value of the Yield Guaranty to be $4.1 million, which was recorded as other assets in the accompanying condensed consolidated balance sheet. The following table provides a roll-forward of the fair value of the contingent purchase price consideration related to the Yield Guaranty on the Capital Health Communities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$4,078	$4,488
Yield Guaranty payment received from seller	—	(2,300)

Ending balance	$4,078	$2,188

South Bay II Communities

In conjunction with the acquisition of the South Bay II Communities, the Company entered into an agreement with the sellers whereby the purchase price is adjusted in the event that certain net operating income targets are met. The additional consideration was determined within three months of the acquisition date and is equal to (a) the baseline net operating income divided by the baseline capitalization rates (as defined in the purchase and sale agreement) less (b) the purchase price paid at closing. The following table provides a roll-forward of the fair value of the estimated contingent purchase price consideration related to the South Bay II Communities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$—	$—
Contingent consideration in connection with acquisition	—	2,570

Ending balance	$—	$2,570

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

10.	Indebtedness

The following table provides details of the Company’s indebtedness as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Mortgages payable and other notes payable:
Fixed rate debt	$375,889	$370,854
Variable rate debt (1)	462,138	482,922

Mortgages and other notes payable	838,027	853,776
Premium (discount), net (2)	(180)	(215)

Total mortgages and other notes payable, net	837,847	853,561
Credit facilities:
Term Loan Facility (1)	175,000	175,000
Revolving Credit Facility (3)	—	31,403

Total borrowings	$1,012,847	$1,059,964

FOOTNOTES:

(1)	As of March 31, 2015 and December 31, 2014, the Company had entered into interest rate swaps with notional amounts of approximately $194.5 million and $182.1 million, respectively, which were settling on a monthly basis. In addition, as of March 31, 2015 and December 31, 2014, the Company had entered into forward-starting interest rate swaps for total notional amounts of approximately $365.7 million and $269.4 million, respectively, in order to hedge its exposure to variable rate debt in future periods. The remaining forward-starting interest rate swaps have a range of effective dates beginning in 2015 and continuing through the maturity date of the loan being hedged (ranging from 2016 through 2019).
(2)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition date.
(3)	As of March 31, 2015 and December 31, 2014, availability under the Revolving Credit Facility was approximately $54.1 million and $14.0 million, respectively, based on the value of the properties in the unencumbered collateral pool of assets supporting the loan.

Maturities of indebtedness for the remainder of 2015, each of the next four years and thereafter, in the aggregate, as of March 31, 2015 are as follows (in thousands):

2015	$13,566
2016	70,185
2017	37,425
2018	297,292
2019	451,690
Thereafter	142,689

$1,012,847

10.	Indebtedness (continued)

The Company financed previous acquisitions through additional mortgage loans and draws on existing construction loans. The following table provides details as of March 31, 2015 (in thousands):

Property and Loan Type	Interest Rate at March 31, 2015 (1)	Payment Terms	Maturity Date (2)	March 31, 2015
ProMed Medical Building I; Mortgage Loan	3.64% per annum (3)	Monthly principal and interest payments based upon a 30-year amortization schedule	1/15/22	$7,184

		Total fixed rate debt		7,184

Raider Ranch Development; Construction Loan	30-day LIBOR plus 3.50% at 0.5% LIBOR floor	Monthly interest only payments through October 2017; principal and interest payments thereafter based on a 25-year amortization schedule	10/27/17	786
HarborChase of Shorewood; Construction Loan	30-day LIBOR plus 3%; 2% all in floor	Monthly interest only payments through July 2017; principal and interest payments thereafter based on a 25-year amortization schedule	7/15/19	2,463
Watercrest at Katy; Construction Loan	30-day LIBOR plus 2.75% per annum	Monthly interest only payments through December 2017; principal and interest payments thereafter based on a 30-year amortization schedule	12/27/19	1

		Total variable rate debt		3,250

		Fixed and variable rate debt		10,434
		Premium (discount), net		—

		Total debt		$10,434

FOOTNOTES:

(1)	The 30-day LIBOR was approximately 0.18% as March 31, 2015.
(2)	Represents the initial maturity date (or, as applicable, the maturity date as extended). The maturity date may be extended beyond the date shown subject to certain lender conditions.
(3)	Beginning January 2020, the interest rate transitions to variable rate based on 30-day LIBOR plus 2.20% per annum.

In March 2015, the Company repaid its $30.0 million outstanding mortgage loan on the Perennial Communities prior to its scheduled maturity. In connection therewith, the Company wrote-off approximately $0.2 million in unamortized loan costs as interest expense and loan cost amortization in the accompanying condensed consolidated statements of operations. In addition, the corresponding interest rate swap was terminated and approximately $0.1 million related to the derecognition of the cash flow hedge was reclassified from other comprehensive loss to interest expense and loan cost amortization in the accompanying condensed consolidated financial statements.

10.	Indebtedness (continued)

In December 2014, the Company amended and restated the terms of its credit agreement with KeyBank, as administrative agent, by entering into a $230 million Revolving Credit Facility and a $175 million Term Loan Facility. Pursuant to the Amended Credit Agreement, the Company has the ability to increase the collective borrowings under the Credit Facilities to $700 million. Moreover, the Revolving Credit Facility has an initial term of 36 months plus two 12-month extension options; whereas, the Term Loan Facility has an initial term of 50 months plus one 12-month extension option. The Credit Facilities bear interest based on LIBOR and a spread that varies with the Company’s. In addition, the Company is required to make interest only payments until the respective maturity dates of the Credit Facilities as well as to pay fees ranging from 0.15% to 0.25% for unused commitments on the Revolving Credit Facility.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured and unsecured indebtedness, and (vi) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum debt service coverage ratio, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions includes a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status.

All of the Company’s mortgage and construction loans contain customary financial covenants and ratios; including (but not limited to): debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. As of March 31, 2015, the Company was in compliance with all financial covenants and ratios. However, as a result of the tenant default discussed in Note 5. “Intangibles, net,” the Company is monitoring the potential impact to the required debt service payments on the mortgage loan secured by the two specialty hospitals as the related loan agreements contain a clause that, if certain lease coverage thresholds are not maintained by the tenant on a trailing six-month basis, could require the Company to re-amortize the mortgage loan from a 25-year to a 15-year amortization period and require the escrow of property taxes and insurance. As of March 31, 2015 and through the date of this filing, the Company is not able to determine with certainty if the tenant has met the required lease coverage thresholds as required under the mortgage loan. However, as a result of the tenant’s default of its obligations under the leases, the Company does not believe the tenant currently meets the required lease coverage thresholds or will be able to do so in the future. Therefore, the Company anticipates that its required debt service payments related to these properties could be accelerated as a result of any continued default by the tenant.

The fair market value and carrying value of the mortgage and other notes payable was approximately $864.5 million and $837.8 million, respectively, and both the fair market value and carrying value of the Credit Facilities was $175.0 million as of March 31, 2015. The fair market value and carrying value of the mortgage and other notes payable was approximately $868.5 million and $853.6 million, respectively, and both the fair market value and carrying value of the Credit Facilities was $206.4 million as of December 31, 2014. These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2015 and December 31, 2014 because of the relatively short maturities of the obligations.

11.	Related Party Arrangements

In March 2013, the Company entered into the Advisor Expense Support Agreement, whereby commencing on April 1, 2013, the Advisor has agreed to provide expense support to the Company through forgoing the payment of fees in cash and acceptance of restricted stock for services rendered and specified expenses incurred in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Advisor Expense Support Agreement). The Advisor expense support amount is determined for each calendar quarter of the Company, on a non-cumulative basis, each quarter-end date (“Determination Date”). In August 2013, the Company entered into the Property Manager Expense Support Agreement, whereby commencing on July 1, 2013, the Property Manager agreed to provide expense support to the Company through forgoing the payment of fees in cash and accepting restricted stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Property Manager Expense Support Agreement). The Property Manager expense support amount shall be determined, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each Determination Date. The terms of both the Advisor Expense Support Agreement and the Property Manager Expense Support Agreement (‘the Expense Support Agreements”) automatically renews for consecutive one year periods, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice to the Company.

In exchange for services rendered and in consideration of the expense support provided, the Company will issue, within 45 days following each Determination Date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by to the Advisor and Property Manager for the preceding quarter divided by the then-current public offering price per share of common stock, on the terms and conditions and subject to the restrictions set forth in the respective expense support agreements (“Expense Support Agreements”). Any amounts settled, and for which restricted stock shares are issued, pursuant to the Expense Support Agreements will be permanently waived and the Company will have no obligation to pay such amounts to the Advisor or the Property Manager. The Restricted Stock is subordinated and forfeited to the extent that stockholders do not receive their original invested capital back with at least a 6% annualized return of investment upon ultimate liquidity of the Company. Since the vesting criteria is outside the control of the Advisor and Property Manager and involves both market conditions and counterparty performance conditions, the restricted stock shares will be treated as unissued for financial reporting purposes until the vesting criteria, as defined in the Expense Support Agreements, are met.

The following fees were settled and paid in the form of Restricted Stock in connection with the Expense Support Agreements for the three months ended March 31, 2015 and 2014, and cumulatively as of March 31, 2015 (in thousands, except offering price):

	Three Months Ended March 31,			As of March 31,
	2015	2014		2015
Asset management fees (1)	$545	$848		$6,814

Then-current offering price (2)	$10.58	$10.14		$10.58

Restricted stock shares (3)	52	84		670

Cash distributions on Restricted Stock (4)	$54	$5		$157

Stock distributions on Restricted Stock (5)	4	—	(6)	11

11.	Related Party Arrangements (continued)

FOOTNOTES:

(1)	No other amounts have been settled in accordance with the Expense Support Agreements for the three months ended March 31, 2015 and 2014, and cumulatively as of March 31, 2015.
(2)	The then-current offering prices are based on the Company’s net asset value (“NAV”) per share as of the Determination Date.
(3)	Restricted stock shares are comprised of approximately 0.05 million issuable to the Advisor as of March 31, 2015. No fair value was assigned to the restricted stock shares as the shares were valued at zero, which represents the lowest possible value estimated at vesting. In addition, the restricted stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met through March 31, 2015.
(4)	The cash distributions have been recognized as compensation expense as issued and included in general and administrative expense in the accompanying condensed consolidated statements of operations.
(5)	The par value of the stock distributions has been recognized as compensation expense as issued and included in general and administrative expense in the accompanying condensed consolidated statements of operations.
(6)	During the three months ended March 31, 2014, the Advisor received 358 shares in the form of stock distributions under the terms of the Advisor Expense Support Agreement.

The Company maintains accounts totaling approximately $0.1 million as of both March 31, 2015 and December 31, 2014, at a bank in which the Company’s chairman serves as a director.

In March 2015, the Company acquired Fieldstone Memory Care, a 40-unit memory care community located in Yakima, Washington for a purchase price of $12.4 million from a related party of the Company’s Sponsor. The board of directors, including all of the independent directors, concluded that substantial justification existed to consummate the Fieldstone Memory Care acquisition, and that the transaction and the purchase price are fair and reasonable. In determining whether to approve the Fieldstone Transaction, the board of directors reviewed and took into account, among other factors it deemed appropriate, the following information, facts and circumstances: an affiliate of CNL is the majority interest holder and managing member of the seller; that the purchase price exceeds the seller’s acquisition and development costs; a March 2015 independent appraisal; and a prospective value upon reaching stabilization.

In June 2013, the Company originated an acquisition, development and construction loan (“ADC Loan”) to C4 Development, LLC (“Crosland Southeast”), a related party by virtue of a family relationship between a principal of the borrower and the Company’s vice chairman who recused himself from review and approval of the investment, for the development of an MOB in Rutland, Virginia that will function as an out-patient emergency and imaging center and was leased to Hospital Corporation of America (“HCA”). As of December 31, 2014, the Company’s ADC Loan had been fully repaid. For the three months ended March 31, 2014, the Company recorded interest income of approximately $0.1 million, which is included in interest income on note receivable from related party in the accompanying condensed consolidated statements of operations.

The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (“Expense Year”) commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”). In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreements. For the Expense Year ended March 31, 2015, the Company did not incur operating expenses in excess of the Limitation.

11.	Related Party Arrangements (continued)

The fees incurred by and reimbursable to the Managing Dealer in connection with the Company’s Offering for the three months ended March 31, 2015 and 2014, and related amounts unpaid as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	Three Months Ended March 31,		Unpaid amounts as of (1)
			March 31,	December 31,
	2015	2014	2015	2014
Selling commissions (2)	$4,022	$2,453	$77	$388
Marketing support fees (2)	5,387	2,584	141	555

	$9,409	$5,037	$218	$943

The expenses and fees incurred by and reimbursable to the Company’s related parties for the three months ended March 31, 2015 and 2014, and related amounts unpaid as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	Three Months Ended March 31,		Unpaid amounts as of (1)
			March 31,	December 31,
	2015	2014	2015	2014
Reimbursable expenses:
Offering costs (2)	$882	$826	$608	$713
Operating expenses (3)	898	199	877	479
Acquisition fees and expenses	104	235	12	80

	1,884	1,260	1,497	1,272
Investment services fees (4)	1,416	4,046	—	—
Property management fees (5)	980	460	514	429
Asset management fees (6)	4,886	2,666	1,116	355

	$9,166	$8,432	$3,127	$2,056

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity and redeemable noncontrolling interest.
(3)	Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations.
(4)	For the three months ended March 31, 2015 and 2014, the Company incurred approximately $1.4 million and $4.0 million, respectively. For the three months ended March 31, 2014, investment services fees of approximately $0.5 million were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets. No investment services fees were capitalized for the three months ended March 31, 2015. Investment service fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.
(5)	For the three months ended March 31, 2015 and 2014, the Company incurred approximately $1.0 million and $0.5 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.3 million and $0.1 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.
(6)	For the three months ended March 31, 2015 and 2014, the Company incurred approximately $4.9 million and $2.7 million, respectively, in asset management fees payable to the Advisor of which approximately $0.5 million and $0.8 million, respectively, was settled in accordance with the terms of the Advisor Expense Support Agreement and approximately $0.1 million was capitalized for each period and included in real estate under development in the accompanying condensed consolidated balance sheets.

12.	Derivative Financial Instruments

The following table summarizes the terms of the derivative financial instruments held by the Company or through its joint venture and the asset (liability) that has been recorded (in thousands):

						Fair value asset (liability) as of
Initial Notional Amount	Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	March 31, 2015	December 31, 2014
$12,421(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018	$(142)	$(71)
$38,255(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018	$(1,626)	$(1,228)
$26,067(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018	$(1,193)	$(906)
$30,000(2)	1.1%	2.7%	10/22/2013	8/5/2015	8/19/2016	$(162)	$(82)
$29,952(2)	0.9%	4.3%	11/13/2013	5/11/2015	5/31/2016	$—	$(74)
$11,000(3)	3.0%	—%	6/27/2014	6/30/2014	6/30/2017	$4	$10
$48,415(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019	$(795)	$(270)
$84,251(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019	$(2,431)	$(1,326)
$7,129(2)	1.2%	2.3%	11/12/2014	11/15/2014	10/15/2017	$(67)	$(35)
$175,000(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019	$(2,552)	$(881)
$138,698(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019	$(1,099)	$—

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
(2)	Amounts related to interest rate swaps held by the Company, or its equity method investments, which are recorded at fair value and included in either other assets or other liabilities in the accompanying consolidated balance sheets.
(3)	Amounts related to the interest rate cap held by the Windsor Manor Joint Venture for which the proportionate amounts of fair value relative to the Company’s ownership percentage are included in investments in unconsolidated entities in the accompanying consolidated balance sheets.

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

13.	Equity

Stockholders’ Equity:

Public Offering — The following table details the Company’s aggregate proceeds from its Offerings as of March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015				December 31, 2014
	Subscriptions		Reinvestment Plan		Subscriptions		Reinvestment Plan
	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares

Initial Offering	$1,271.4	125.1	$27.1	125.1	$1,114.2	110.2	$27.1	2.8
Follow-on Offering	23.5	2.2	7.6	0.8	—	—	—	—

	$1,294.9	127.3	$34.7	125.9	$1,114.2	110.2	$27.1	2.8

Distributions — The following table details the Company’s historical share prices in its Offerings, including the prices pursuant to the Reinvestment Plan and the Company’s monthly cash and stock distributions per share:

Period	Offering Price per Share	Reinvestment Plan Price per Share	Monthly Cash Distributions (1)	Monthly Stock Distributions
December 11, 2013 through November 3, 2014	$10.14	$9.64	$0.0338	0.0025

November 4, 2014 through date of this filing	$10.58	$10.06	$0.0353	0.0025

FOOTNOTE:

(1)	Monthly cash distributions were effective and payable to all common stockholders of record as of the close of business on the first business day in the month subsequent to the announcement of the Company’s NAV (i.e. December 1, 2014 for the current Offering price).

During the three months ended March 31, 2015 and 2014, the Company declared cash distributions of $13.2 million and $6.1 million, respectively, of which $5.6 million and $2.8 million, were paid in cash to stockholders and $7.6 million and $3.3 million, respectively, were reinvested pursuant to the Reinvestment Plan. In addition, for the three months ended March 31, 2015 and 2014, the Company declared and made stock distributions of approximately 0.9 million and 0.5 million shares of common stock, respectively.

13.	Equity (continued)

The tax composition of the Company’s distributions declared for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
Distribution Type	2015	2014
Taxable as ordinary income	48.9%	20.0%

Return of capital	51.1%	80.0%

Redemptions — During the three months ended March 31, 2015 and 2014, the Company received requests for the redemption of common stock of approximately 0.2 million and 0.03 million shares, respectively, all of which were approved for redemption at an average price of $9.51 and $9.13, respectively, and for a total of approximately $1.9 million and $0.3 million, respectively.

Other comprehensive loss — The following table reflects the effect of derivative financial instruments held by Company, or its equity method investments, and included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014 (in thousands):

Derivative Financial Instrument	Loss recognized in other comprehensive loss on derivative financial instrument (Effective Portion)		Location of loss reclassified into earnings (Effective Portion)	Loss reclassified from AOCI into earnings (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,

	2015	2014		2015	2014

Interest rate swaps	$(5,268)	$(223)	Interest expense and loan cost amortization	$(659)	$—
Reclassification of interest rate swaps upon derecognition	74	—	Interest expense and loan cost amortization	(74)	—
Interest rate cap held by unconsolidated joint venture	(6)	—	Not applicable	—	—
Interest rate swap held by unconsolidated joint venture	—	(26)	Not applicable	—	—

Total	$(5,200)	$(249)		$(733)	$—

14.	Commitments and Contingencies

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

Refer to Note 4. “Real Estate Assets, net” for additional information on the remaining development budgets for the Company’s senior housing developments.

15.	Subsequent Events

Equity transactions

During the period from April 1, 2015 through May 4, 2015, the Company received additional subscription proceeds of approximately $66.3 million (6.3 million shares).

The Company’s board of directors declared a monthly cash distribution of $0.0353 and a monthly stock distribution of 0.0025 shares on each outstanding share of common stock on April 1, 2015 and May 1, 2015. These distributions are to be paid and distributed by June 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (“Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with reliance on the Company’s advisor and its affiliates, including conflicts of interest; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s inability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s REIT qualification; and the Company’s inability to protect its intellectual property and the value of its brand.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of March 31, 2015 (unaudited) and December 31, 2014. Amounts as of December 31, 2014, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2014.

Overview

CNL Healthcare Properties, Inc. is a Maryland corporation incorporated on June 8, 2010 that elected to be taxed as a REIT beginning with the year ended December 31, 2012 for U.S. federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Healthcare Corp. Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Healthcare Manager Corp. to manage our properties under a six year property management agreement, which goes until June 8, 2017.

We had no operations prior to the commencement of our Initial Offering. The net proceeds from our Offerings are contributed to CHP Partners, LP, our operating partnership, in exchange for partnership interests. Substantially all of our assets are held by, and substantially all of our operations are conducted through, the operating partnership.

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

We are committed to investing the proceeds of our Offerings through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets. We expect to primarily lease senior housing properties to wholly-owned TRS entities and engage independent third-party managers under management agreements to operate the properties as permitted under RIDEA structures; however, we may also lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). Medical office, post-acute care and acute care properties will be leased on a triple-net, net or modified gross basis to third-party tenants. In addition, we expect most investments will be wholly owned, although, we have and may continue to invest through partnerships with other entities where we believe it is appropriate and beneficial. We have and may continue to invest in new property developments or properties which have not reached full stabilization. Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types. We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property. In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on the acquisition of healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term. Our healthcare investment portfolio is geographically diversified with properties in 29 states. The map below shows our current property allocations across geographic regions as of May 4, 2015:

As of May 4, 2015, our healthcare investment portfolio consisted of interests in 103 properties, including 56 senior housing communities, 34 medical offices, nine post-acute care facilities and four acute care hospitals. Of our properties held at May 4, 2015, four of our 56 senior housing communities currently have real estate under development and five were owned through an unconsolidated joint venture. The following table summarizes our healthcare portfolio by asset class and investment structure as of May 4, 2015:

Type of Investment	Number of Investments	Amount of	Percentage
		Investments (in millions)	of Total Investments
Consolidated investments:
Senior housing leased (1)	10	$157.1	7.7%
Senior housing managed (2)	37	896.7	44.0%
Senior housing developments (3)	4	66.0	3.2%
Medical office leased (1)	34	641.8	31.5%
Post-acute care leased (1)	9	124.3	6.1%
Acute care leased (1)	4	122.1	6.0%
Unconsolidated investments:
Senior housing managed (4)	5	31.1	1.5%

	103	$2,039.1	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)	Senior housing communities are leased to TRSs and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.
(3)	Investments herein represent funded and accrued development costs as of March 31, 2015.
(4)	Properties that are owned through an unconsolidated joint venture and are leased to TRSs and managed pursuant to third-party management contracts (i.e. RIDEA structure). The joint venture is accounted for using the equity method.

Portfolio Evaluation

We monitor the performance of our tenants and third-party operators to stay abreast of any material changes in the operations of the underlying properties by (1) reviewing the current, historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent), (2) monitoring trends in the source of our tenants’ revenue, including the relative mix of public payors (including Medicare, Medicaid, etc.) and private payors (including commercial insurance and private pay patients), (3) evaluating the effect of evolving healthcare legislation and other regulations on our tenants’ profitability and liquidity, and (4) reviewing the competition and demographics of the local and surrounding areas in which the tenants operate.

In addition to operating statistics of the underlying properties, when evaluating the performance of our healthcare portfolio within the senior housing and post-acute care asset classes, management reviews occupancy levels and monthly revenue per occupied unit (“RevPOU”), which we define as total revenue divided by average number of occupied units or beds during a month and is considered a performance metric within these asset classes. Similarly, within the medical office and acute care asset classes, management reviews operating statistics of the underlying properties, including occupancy levels and monthly revenue per square foot. Lastly, when evaluating the performance of our third-party operators or developers, management reviews monthly financial statements, property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits. All of the aforementioned metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

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

We have increased the level of our investment in new ground up development and value-add or stabilizing properties. During the construction and lease up phase, these types of investments are expected to generate limited cash flows or losses from operations and may result in near term downward pressure on our net asset valuation. However, we believe that investing a portion of our capital into these types of properties is beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to similar stabilized acquisitions. Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

Based on revenues as of March 31, 2015, the Company’s portfolio is comprised of 61.3% stabilized properties and 38.7% value-add or stabilizing properties, of which 3.1% are recently completed developments that are currently in the lease-up phase.

The following table lists our occupancy, RevPOU and revenue per square feet by asset class within our healthcare portfolio as of March 31, 2015:

Operating Stage	Occupancy %	RevPOU	Rent per Square Feet
Value-add or Stabilizing:
Senior Housing	70.9%	$3,821	$—

Medical Office	77.6%	$—	$2.53

Stabilized:
Senior Housing	91.4%	$4,556	$—

Medical Office	93.9%	$—	$2.68

Acute	100.0%	$—	$3.40

Post-Acute (1)	99.9%	$6,973	$2.67

FOOTNOTE:

(1)	Post-acute is comprised of skilled nursing facilities, which are evaluated based on RevPOU, and inpatient rehab hospitals, which are evaluated based on revenue per square feet.

Real Estate Under Development

As of May 4, 2015, we had interests in four senior housing developments that will provide us with 528 additional units upon completion as follows:

Property Name (and Location)	Developer	Number of Units upon Completion	Development Costs Incurred (in millions) (1)	Remaining Development Budget (in millions) (2)	Maximum Construction Loans Available (in millions)	Estimated Completion Date
Wellmore of Tega Cay (Tega Cay, SC)	Maxwell Group, Inc.	152 units	$29.2	$11.0	$10.9	3rd quarter 2015
HarborChase of Shorewood (Shorewood, WI)	Harbor Shorewood Development, LLC	94 units	15.1	12.0	14.2	4th quarter 2015
Watercrest at Katy (Katy, TX) (3)	South Bay Partners, Ltd	210 units	12.7	27.7	26.7	1st quarter 2016
Raider Ranch (Lubbock, TX)	South Bay Partners, Ltd	72 units	9.0	8.5	9.0	1st quarter 2016

	Total	528 units	$66.0	$59.2	$60.8

FOOTNOTES:

(1)	This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the senior housing community as of March 31, 2015. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.
(2)	This amount includes preleasing and marketing costs which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 95%.

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

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 5% or more of our rentable space as of March 31, 2015:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	10	945	25.8%	2022
Novant Medical Group, Inc.	5	268	7.3%	2025
Senior Living Centers	6	261	7.1%	2023
Other tenants (1)	36	2,190	59.8%	2015 - 2033

	57	3,664	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	5	1,319	32.2%	2024
Prestige Senior Living, LLC	13	895	21.8%	2019
MorningStar Senior Management, LLC	4	834	20.3%	2018
Harbor Retirement Associates, LLC	3	246	6.0%	2018 - 2023
Jerry Erwin Associates, Inc.	4	235	5.7%	2019
Generations - UT, LLC	1	229	5.6%	2019
Capital Health Managers	5	225	5.5%	2017
Other operators (1)	2	117	2.9%	2019

	37	4,100	100.0%

FOOTNOTE:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our rentable square footage.

While we are not directly impacted by the performance of the underlying properties leased to third-party tenants, we believe that the financial and operational performance of our tenants provides an indication about the health of our tenants and their ability to pay rent. To the extent that our tenants, managers or joint venture partners experience operating difficulties and become unable to generate sufficient cash to make rent payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease, management and joint venture agreements. Therefore, in order to mitigate the aforementioned risk, we monitor our investments through a variety of methods determined by the type of property.

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

Tenant Lease Expirations

During the three months ended March 31, 2015, our rental revenues represented approximately 33.3% of our total revenues. As of March 31, 2015, approximately 61.7% of our rental revenues were scheduled to expire in 2020 or later. Based on this, we do not expect lease turnover or any increases in property operating expenses to have a significant impact on our cash flow from operations in the near term.

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date. As of March 31, 2015, approximately 38.3% of our rental revenues from operating leases were scheduled to expire through 2019. We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.” Certain amendments or modifications to the terms of existing leases could require lender approval.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2015, the next nine years ending December 31st and thereafter on our consolidated healthcare investment portfolio (excludes real estate under development), assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of March 31, 2015:

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2015	68	233	$5,967	7.6%
2016	49	177	4,477	5.7%
2017	54	189	4,693	5.9%
2018	81	326	8,011	10.1%
2019	60	267	7,160	9.0%
2020	29	194	4,581	5.8%
2021	11	84	2,025	2.6%
2022	16	991	14,155	17.9%
2023	60	662	17,586	22.3%
2024	4	80	2,125	2.7%
Thereafter	16	318	8,240	10.4%

Total	448	3,521	$79,020	100.0%

Weighted Average Remaining Lease Term: (3)			6.6 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent escalations included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

For the three months ended March 31, 2015 and 2014, we received proceeds from our Offerings of approximately $180.7 million (17.1 million shares) and $86.8 million (8.7 million shares), respectively. During the period April 1, 2015 through May 4, 2015, we received additional subscription proceeds of approximately $66.3 million (6.3 million shares).

Our Follow-On Offering was declared effective on February 2, 2015 at which date, we ceased our Initial Offering and commenced our Follow-On Offering. We expect to sell shares of our common stock until the earlier of the date on which the maximum offering amount of $1 billion has been sold, or December 31, 2015; provided, however, that we will periodically evaluate the status of the offering, and our board of directors may extend the offering beyond December 31, 2015 after taking into account such factors as it deems appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic or market trends.

As of March 31, 2015, we had unused proceeds from our Offerings of approximately $116.4 million as cash on hand. We plan to use the available uncommitted cash on hand as of March 31, 2015, as well as additional borrowings and offering proceeds obtained subsequently, to acquire additional healthcare real estate and real estate-related assets.

Borrowings

We have borrowed and intend to continue borrowing money to acquire properties, make loans and other permitted investments, fund ongoing enhancements to our portfolio, and to cover periodic shortfalls between distributions paid and cash flows from operating activities. During the three months ended March 31, 2015 and 2014, we borrowed approximately $18.2 million and $123.2 million, respectively. These amounts were primarily used to fund real estate under development and acquire additional properties, respectively. In addition, in January 2015, our consolidated joint venture obtained financing of approximately $7.1 million on ProMed Medical Building I.

As of March 31, 2015, we had availability under the Revolving Credit Facility of approximately $54.1 million, based on the value of the properties in the unencumbered collateral pool of assets supporting the loan. In addition, we had an aggregate debt leverage ratio of approximately 48.7%, based on the aggregate carrying value of our assets. We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes. See “Uses of Liquidity and Capital Resources – Distributions” below for additional information related to the payment of distributions with other sources for GAAP purposes. In many cases, we have pledged our assets in connection with our borrowings and intend to encumber assets in connection with additional borrowings. The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.

In May 2015, we executed an amendment to our credit agreement with KeyBank, as administrative agent, related to the Credit Facilities, which adjusts certain criteria and terms for the unencumbered collateral pool of assets supporting our Revolving Credit Facility. The amendment will allow us to include the Perennial Communities and Medical Portfolio I Properties in the unencumbered collateral pool, which will increase our availability under the Revolving Credit Facility in future periods. Refer to “Uses of Liquidity and Capital Resources – Debt Repayments” for additional information related to the repayment of the secured mortgage loans on these properties.

As a result of the tenant default discussed in Note 5. “Intangibles, net,” we are monitoring the potential impact to the required debt service payments on our mortgage loan secured by two of our specialty hospitals as the related loan agreements contain a clause that, if certain lease coverage thresholds are not maintained by the tenant on a trailing six-month basis, could require us to re-amortize the mortgage loan from a 25-year to a 15-year amortization period and require the escrow of property taxes. As of March 31, 2015, we are not able to determine with certainty if the tenant has met the required lease coverage thresholds as required under the mortgage loan. However, as a result of the tenant’s default of its obligations under the leases, we do not believe the tenant currently meets the required lease coverage thresholds or will be able to do so in the future. Therefore, we anticipate that our required debt service payments on these properties could be accelerated as a result of any continued default by the tenant. Refer to Note 10. “Indebtedness” for additional information on our borrowings, including a schedule of future principal payments and maturity dates as of March 31, 2015.

Distributions from Unconsolidated Entities

As of March 31, 2015, we had an investment in five unconsolidated properties through a joint venture. Pursuant to the joint venture agreement, we are entitled to receive quarterly preferred cash distributions to the extent there is cash available to distribute. These distributions are generally received within 45 days after each quarter end. For the three months ended March 31, 2015, we received approximately $0.2 million of operating distributions from our investment in these unconsolidated entities.

For the three months ended March 31, 2014, we received approximately $0.6 million of operating distributions from our two investments in unconsolidated entities. In August 2014, we acquired our co-venture partner’s 10% interest in the Montecito Joint Venture for approximately $1.6 million. As a result, we own 100% of the Montecito Joint Venture and began consolidating all of the assets, liabilities and results of operations in our consolidated financial statements upon acquisition.

Net Cash Provided by Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties, which primarily is rental income from operating leases, resident fees and services, tenant reimbursement income and interest income less the property operating expenses and property management fees from managed properties. We experienced positive cash flow from operating activities for the three months ended March 31, 2015 and 2014 of approximately $11.3 million and $6.3 million, respectively.

The increase in cash flows from operating activities for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily the result of the following:

•	an increase in total revenues and NOI for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily as the result of having 94 consolidated operating properties in 2015 as compared with 67 consolidated operating properties in 2014; and

•	a decrease in acquisition fees and expenses during the three months ended March 31, 2015, in which we acquired three consolidated operating properties during the period totaling $76.6 million, compared with the three months ended March 31, 2014, in which we purchased 10 consolidated operating properties totaling $190.6 million. The acquisition fees and expenses were funded by proceeds from our Offerings or debt proceeds and are treated as an operating activity in accordance with GAAP;

•	offset by a decrease in expense support of approximately $0.3 million related to asset management fees that were foregone by our Advisor under the Advisor Expense Support Agreement (discussed below).

As we continue to acquire additional properties we expect that cash flows provided by operating activities will continue to grow.

Expense Support Agreements

As discussed above, during the three months ended March 31, 2015, our cash from operating activities was positively impacted by the Expense Support Agreements, which we entered into with our Advisor and Property Manager commencing on April 1, 2013 and automatically renew for successive one-year periods thereafter, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice. Pursuant to the Expense Support Agreements, our Advisor and Property Manager have agreed to forgo the payment of fees in cash and accept restricted forfeitable stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) our aggregate modified funds from operations (as defined in the Expense Support Agreements). The Advisor expense support amount is determined for each calendar quarter, on a non-cumulative basis, on each quarter-end date. The Property Manager expense support amount is determined for each calendar quarter, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each quarter-end date. For the three months ended March 31, 2015 and 2014, our Advisor had settled approximately $0.5 million and $0.8 million, respectively, in asset management fees in accordance with the terms of the Advisor Expense Support Agreement. There were no amounts settled under the Property Manager expense support agreement through March 31, 2015.

In exchange for services rendered and in consideration of the expense support provided, the Company will issue, within 45 days following each Determination Date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by to the Advisor and Property Manager for the preceding quarter divided by the then-current public offering price per share of common stock, on the terms and conditions and subject to the restrictions set forth in the Advisor Expense Support Agreement and the Property Manager Expense Support Agreement (hereinafter collectively referred to as the “Expense Support Agreements”). Any amounts deferred, and for which restricted stock shares are issued, pursuant to the Expense Support Agreements will be permanently waived and the Company will have no obligation to pay such amounts to the Advisor or the Property Manager. The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their original invested capital back with at least a 6% annualized return of investment upon ultimate liquidity of the company

Refer to Note 11. “Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Acquisitions

During the three months ended March 31, 2015 and 2014, we acquired three and ten consolidated operating properties for an aggregate purchase price paid of approximately $76.1 million and $186.8 million, respectively, net of liabilities assumed. The acquired operating properties were spread across our targeted asset classes and located in three and five different states, respectively, which allowed us to expand both the variety of our asset classes and the geographical diversification of our healthcare investment portfolio. In addition, the operating properties acquired during the three months ended March 31, 2015 increased our total units by 40. The operating properties acquired during the three months ended March 31, 2014 increased our total units by 771. Furthermore, during the three months ended March 31, 2015 and 2014, our total leasable square footage increased by approximately 0.2 million and 0.1 million, respectively. We expect to continue to expand our healthcare investment portfolio in the near term through additional acquisitions.

Development Properties

In connection with our various senior housing developments, we funded approximately $17.6 million and $12.2 million in development costs during the three months ended March 31, 2015 and 2014, respectively. Pursuant to the development agreements for the other active senior housing communities under development as of March 31, 2015, we expect to fund approximately $59.2 million of additional development and other costs. We expect to fund the remaining development and other costs primarily from construction loans on each development or with proceeds from our Offerings. Our Advisor continues to evaluate additional development opportunities.

Debt Repayments

During the three months ended March 31, 2015, we paid approximately $65.3 million of total repayments which is comprised of $31.4 million in repayments on our Revolving Credit Facility, $30.0 million in repayments on our mortgage loan for the Perennial Communities prior to its scheduled maturity and $3.9 million of scheduled repayments. During the three months ended March 31, 2014, we had total repayments of $1.9 million.

In April 2015, we made repayments on our mortgage loan for the Medical Portfolio I Properties of approximately $34.5 million as well as approximately $2.6 million of prepayments on our mortgage loan for the Capital Health Communities related to monies received under the Yield Guaranty.

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

During the three months ended March 31, 2015 and 2014, we paid approximately $19.4 million and $8.2 million, respectively, of stock issuance and offering costs.

Lease Incentives

During the three months ended March 31, 2015, we paid approximately $0.9 million of lease incentives in connection with the build-out of space for certain tenants at our medical office buildings. There were no lease incentives paid during the three months ended March 31, 2014. Lease incentives are capitalized as deferred rent and amortized over the respective lease terms.

In April 2015, we paid approximately $1.7 million of lease incentives in connection with the build-out of approximately 25,000 square feet of space for a new tenant at Physicians Plaza B at North Knoxville Medical Center. The related lease commenced in April 2015 upon completion of the build-out and includes an initial 10-year lease term that also provides the tenant with two 5-year renewal options.

In addition, in April 2015, we executed a lease modification with the tenant at Houston Orthopedic & Spine Hospital (“HOSH”), which included an extension of the lease term from 2023 to 2038 and provides the tenant with three 10-year renewal options. In connection therewith, the tenant agreed to extend the lease term of its current space in the HOSH MOB from 2023 to 2038 and lease approximately 7,000 square feet of additional space by the end 2015 that would be co-terminus with lease terms through 2038. We paid the tenant approximately $3.0 million of aggregate lease incentives in connection with the lease modifications and leasing of additional space.

While we expect the impact of these lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will contribute to same-store NOI growth in future periods and that the extension of existing lease terms could increase the value of our properties.

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

In November 2014, in connection with our determination of the Company’s estimated NAV per share, we announced that our board of directors increased the amount of monthly cash distributions to $0.0353 per share (from $0.0338 per share) together with monthly stock distributions of 0.0025 shares of common stock payable to all common stockholders of record as of the close of business on the first business day of each month beginning December 1, 2014. This change allowed us to maintain our historical annual distribution rate of 4.0% in cash (based on our current $10.58 offering price) and 3% in stock (based on three shares for each 100 outstanding shares of our common stock). The new distribution rates were payable to all common stockholders of record as of the close of business of the first day of each month beginning December 1, 2014.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for three months ended March 31, 2015 and 2014 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at then- current offering price)	Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by Operating Activities (3)
2015 Quarters
First	$0.1059	$13,248	$7,648	$5,600	943	$9,977	$23,225	$11,317

Total	$0.1059	$13,248	$7,648	$5,600	943	$9,977	$23,225	$11,317

2014 Quarters
First	$0.1014	$6,147	$3,349	$2,798	455	$4,614	$10,761	$6,277

Total	$0.1014	$6,147	$3,349	$2,798	455	$4,614	$10,761	$6,277

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)	For the three months ended March 31, 2015 and 2014, our net loss was approximately $18.0 million and $12.5 million, respectively, while cash distributions declared were approximately $13.2 million and $6.1 million, respectively, and total distributions declared were approximately $23.2 million, and $10.8 million, respectively. For the three months ended March 31, 2015 and 2014, approximately 85% and 100%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 15% and 0%, respectively, were considered to be funded with other sources (i.e., Offering proceeds). For the three months ended March 31, 2015 and 2014, approximately 49% and 58%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 51% and 42%, respectively, of total distributions declared to stockholders were considered to be funded with other sources (i.e., Offering proceeds).
(3)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our Offerings as opposed to operating cash flows. For the three months ended March 31, 2015 and 2014, we expensed approximately $2.3 million and $7.2 million, respectively, in acquisition fees and expenses, which were paid from the proceeds of our Offerings. Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

The tax composition of our distributions declared for the three months ended March 31, 2015 and 2014 were as follows:

	March 31,
Distribution Type	2015	2014
Taxable as ordinary income	48.9%	20.0%

Return of capital	51.1%	80.0%

No amounts distributed to stockholders for the three months ended March 31, 2015 and 2014 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

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

During the three months ended March 31, 2015, we paid approximately $0.9 million related to prior year redemption requests that were payable as of December 31, 2014 and received redemption requests for 0.2 million shares at a redemption price of $9.51 per share for which approximately $1.9 million was payable as of March 31, 2015. During the three months ended March 31, 2014, we received redemption requests for 0.03 million shares at a redemption price of $9.13 per share of which approximately $0.1 million was paid and approximately $0.2 million was payable as of March 31, 2014.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, we owned 98 real estate investment properties and our portfolio consisted of 4,958 units operated under management agreements with third-party operators under RIDEA structures and approximately 3.7 million leasable square feet that was 94.6% leased to third-party tenants.

In understanding our operating results in the accompanying consolidated financial statements, it is important to understand how the growth in our assets has impacted our results. In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented. Non-same-store NOI represents aggregated NOI from acquisitions made after January 1, 2014, which are excluded as we did not own those properties during the entirety of all periods presented.

The chart below illustrates our net losses, property-level NOI and same-store NOI for the three months ended March 31, 2015 and 2014 (in thousands), and the amount invested in properties as of March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
Net loss	$(18,005)	$(12,523)
Adjusted to exclude:
General and administrative expenses	2,019	1,757
Acquisition fees and expenses	2,330	7,205
Asset management fees	4,210	1,770
Impairment provision	5,524	—
Depreciation and amortization	23,293	11,862
Other expenses, net of other income	10,032	5,178
Income tax expense (benefit)	64	(30)

NOI	29,467	15,219
Less: Non-same-store NOI	(14,953)	(1,384)

Same-store NOI	$14,514	$13,835	$679	4.9%

Invested in operating properties, end of period	$1,941,995	$1,088,736

We anticipate using our cash on hand as of March 31, 2015, additional borrowings as well as additional net proceeds received through our Offerings to invest in additional properties. As such, we anticipate additional operating income will be generated in subsequent periods.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in “Part II, Item 1A” of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Three Months Ended March 31, 2015 as compared to the three months ended March 31, 2014

Rental Income from Operating Leases. Rental income from operating leases was approximately $21.6 million and $9.7 million, respectively, for the three months ended March 31, 2015 and 2014. The increase in rental income from operating leases resulted from our acquisition of 17 medical office buildings, three post-acute care hospitals and three acute care hospitals subsequent to March 31, 2014 as well as the one medical office building during the three months ended March 31, 2014 being owned for the entire period. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with operating leases.

Resident Fees and Services. Resident fees and services income was approximately $40.0 million and $22.0 million, respectively, for the three months ended March 31, 2015 and 2014. The increase in resident fees and services is a result of the six managed senior housing communities acquired subsequent to March 31, 2014, nine managed senior housing communities acquired during the three months ended March 31, 2014 being owned for the entire period as well as Dogwood Forest of Acworth being placed into service in June 2014 and same-store growth from HarborChase of Villages Crossing that was placed into service in December 2013. We expect this revenue stream to increase as these investments are held in future periods, our value-add and completed development properties stabilize and we acquire additional managed senior housing communities.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $3.4 million and $1.5 million, respectively, for the three months ended March 31, 2015 and 2014. This amount is comprised of common area maintenance (“CAM”) revenue and the increase resulted from our acquisition of 17 medical office buildings, three post-acute care hospitals and three acute care hospitals subsequent to March 31, 2014 as well as the one medical office building during the three months ended March 31, 2014 being owned for the entire period. We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with modified operating leases.

Interest Income on Note Receivable from Related Party. Interest income on note receivable from related party was approximately $0.1 million for the three months ended March 31, 2014. This amount is comprised of interest income on the outstanding ADC loan made to Crosland Southeast for the HCA Rutland development beginning in June 2013. Interest income from this loan ceased once the ADC loan was repaid in August 2014.

Property Operating Expenses. Property operating expenses were approximately $32.3 million and $16.4 million, respectively, for the three months ended March 31, 2015 and 2014. This increase is a result of our acquisition of six managed senior housing communities, 17 medical office buildings, three post-acute care hospitals and three acute care hospitals subsequent to March 31, 2014 as well as nine managed senior housing communities and one medical office building acquired during the three months ended March 31, 2014 being owned for the entire period. In addition, Dogwood Forest of Acworth and HarborChase of Villages Crossing were placed into service in June 2014 and December 2013, respectively, which further contributed to the increase as operations continued to ramp-up across periods. We expect property operating expenses to increase as these investments are held in future periods, our value-add and completed development properties stabilize and we acquire additional managed properties.

General and Administrative. General and administrative expenses for three months ended March 31, 2015 and 2014 were approximately $2.0 million and $1.8 million, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees and will continue to grow as our asset base increases. The increase in general and administrative expense was primarily attributed to increased costs as a result of the growth of our portfolio. Specifically, we incurred increased personnel expenses reimbursable to the Advisor due to increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting. We expect increases in general and administrative expenses in the future as we purchase additional real estate properties and the properties acquired during the three months ended March 31, 2015 are operational for a full period.

Acquisition Fees and Expenses. Acquisition fees and expenses for three months ended March 31, 2015 and 2014 were approximately $2.3 million and $8.4 million, respectively. For the three months ended March 31, 2014 approximately $1.2 million was capitalized as real estate under development. No acquisition fees and expenses were capitalized for the three months ended March 31, 2015. The decrease in acquisition fees and expenses is a result of having acquired three operating properties totaling approximately $76.6 million during the three months ended March 31, 2015 as compared with the acquisition of ten operating properties totaling approximately $190.6 million during the three months ended March 31, 2014. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate or real estate-related assets.

Asset Management Fees. We incurred approximately $4.9 million and $2.7 million in asset management fees payable to our Advisor during three months ended March 31, 2015 and 2014, respectively. For three months ended March 31, 2015 and 2014, approximately $0.5 million and $0.8 million, respectively, in asset management fees were settled in accordance with the terms of the Expense Support Agreements and approximately $0.1 million was capitalized as real estate under development for each period. As described in Note 11. “Related Party Arrangements,” during three months ended March 31, 2015, asset management fees were reduced by $0.5 million, because the shares of restricted stock, which will be accepted by the Advisor as payment for asset management services rendered, were valued at zero— the lowest possible value estimated at vesting since the vesting criteria had not been met. For the three months ended March 31, 2014, approximately $0.8 million in asset management fees were settled with issuance of restricted stock in accordance with the Expense Support Agreements. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments. We expect increases in asset management fees in the future as we purchase additional real estate or real estate-related assets and the properties owned as of March 31, 2015 are operational for a full period; however, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Property Management Fees. We incurred approximately $4.1 million and $1.7 million in property and construction management fees for three months ended March 31, 2015 and 2014, respectively. For three months ended March 31, 2015 and 2014, approximately $0.8 million and $0.1 million, respectively, was capitalized as real estate under development. Property management fees generally range from 2% to 5% of property revenues for leased properties depending on the type of property and are paid to third-party managers. However, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party. Overall property management fees increased as a result of the increases in rental income from operating leases and resident fees and services from acquisitions subsequent to March 31, 2014 as well as the properties acquired during the three months ended March 31, 2014 being owned for the entire three months ended March 31, 2015. Although we expect total property management fees will increase during 2015, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Impairment Provision. During the three months ended March 31, 2015, we recorded an impairment provision to write-off the lease intangibles and deferred rent assets related to two of our specialty hospitals, as it was determined that the carrying value of these assets would not be recoverable; refer to Note 5. “Intangibles, net” for additional information. There were no impairments during the three months ended March 31, 2014.

Depreciation and Amortization. Depreciation and amortization expenses for three months ended March 31, 2015 and 2014 were approximately $23.3 million and $11.9 million, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The increase in depreciation and amortization expense across periods resulted from our acquisition of six managed senior housing communities, 17 medical office buildings, three post-acute care hospitals and three acute care hospitals subsequent to March 31, 2014 as well as nine managed senior housing communities and one medical office building acquired during the three months ended March 31, 2014 being owned for the entire period and Dogwood Forest of Acworth being placed into service in June 2014. We expect depreciation and amortization expense to increase as these investments are held in future periods and we acquire additional properties.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for three months ended March 31, 2015 and 2014 were approximately $10.4 million and $5.8 million, respectively, of which $0.5 million and $0.3 million, respectively, was capitalized as development costs relating to our real estate under development. Approximately $3.9 million of the increase for three months ended March 31, 2015 was primarily the result of an increase in our average debt outstanding to approximately $1.0 billion, as compared with approximately $597.3 million for three months ended March 31, 2015 and 2014, respectively. In addition, during three months ended March 31, 2015, we incurred approximately $0.2 million in additional loan cost amortization relating to debt obtained subsequent to March 31, 2014, as well as approximately $0.03 million relating to debt obtained on properties acquired during the three months ended March 31, 2014. Moreover, during the three months ended March 31, 2015, we recorded a write-off of approximately $0.2 million in loan costs and paid approximately $0.1 million on the derecognition of a cash flow hedge in connection with the early extinguishment of debt.

Equity in Earnings (Loss) of Unconsolidated Entities. Our unconsolidated entities generated losses of approximately ($0.2) million for three months ended March 31, 2015 relating to our investment in the Windsor Manor joint venture, as compared to earnings of approximately $0.3 million for three months ended March 31, 2014 relating to our investments in the Windsor Manor and Montecito joint ventures. The change across periods is primarily reflective of purchasing the controlling interest in the Montecito Joint Venture in August 2014, which resulted in consolidation of the investment.

Income Tax (Expense) Benefit. During three months ended March 31, 2015 and 2014, we recognized state and federal income tax (expense) benefit related to our properties of approximately ($0.06) million and $0.03 million, respectively.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, National Association Real Estate Investment Trust (“NAREIT”) promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. Now that our NAV is disclosed and updated at least annually, MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust its calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to common stockholders	$(18,000)	$(12,523)
Adjustments:
Depreciation and amortization	23,293	11,862
Impairment provision on real estate assets	4,661	—
FFO adjustments from unconsolidated entities (1)	620	161

Total funds from operations	10,574	(500)
Acquisition fees and expenses (2)	2,330	7,205
Straight-line adjustments for leases (3)	(917)	(621)
Amortization of above/below market intangible assets and liabilities (4)	145	53
Loss on extinguishment of debt (5)	308	—
Impairment provision on lease related costs (6)	863
MFFO adjustments from unconsolidated entities (1)	—	14

Modified funds from operations	$13,303	$6,151

Weighted average number of shares of common stock outstanding (basic and diluted) (7)	129,627	62,429

Net loss per share (basic and diluted)	$(0.14)	$(0.20)

FFO per share (basic and diluted)	$0.08	$(0.01)

MFFO per share (basic and diluted)	$0.10	$0.10

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
(2)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition expenses include payments to our Advisor or third parties. Acquisition expenses for business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid or accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(4)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(5)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(6)	Management believes that adjusting for impairment provisions on lease related assets is appropriate because they are non-recurring, non-cash adjustments that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(7)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Off-Balance Sheet Arrangements

See our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of our off-balance sheet arrangements.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of March 31, 2015:

	Payments Due by Period
	2015	2016-2017	2018-2019	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$35,750	$165,827	$613,454	$155,121	$970,152
Credit Facilities (principal and interest)	3,907	7,814	179,558	—	191,279
Development contracts on development properties (1)	51,911	7,243	—	—	59,154
Ground and air rights leases (2)	1,231	3,371	3,529	120,533	128,664

	$92,799	$184,255	$796,541	$275,654	$1,349,249

FOOTNOTES:

(1)	The amounts presented above represent accrued development costs as of March 31, 2015 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs. The amounts include approximately $54.6 million of contractual obligations with third-party developers and approximately $4.6 million of additional expected development costs that have been included in the respective development budgets.
(2)	Ground and air rights leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2053 to 2101.

Critical Accounting Policies and Estimates

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of our critical accounting policies and estimates.

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

The following is a schedule as of March 31, 2015, of our fixed and variable rate debt maturities for the remainder of 2015, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value (1)
Fixed rate debt	$6,682	$9,257	$9,671	$203,621	$4,309	$142,689	$376,229	$391,000

Weighted average interest rate on fixed debt	4.25%	4.25%	4.25%	4.30%	4.19%	4.19%	4.25%

Variable rate debt	$6,884	$60,928	$27,753	$93,671	$447,382	—	$636,618	$649,000

FOOTNOTE:

(1)	The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2015. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2015 compared to LIBOR rates as of March 31, 2015 would result in fluctuation of interest expense on our variable rate debt of approximately $6.4 million for the year ending December 31, 2015. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of March 31, 2015, the Company’s debt is comprised of approximately 37.1% in fixed rate debt, approximately 56.3% in variable rate debt with current or forward-starting interest rate swaps and approximately 6.6% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our construction loans. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate swaps on unhedged variable rate debt.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

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

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Secondary Sales of Registered Shares between Investors

We are not aware of any other transfers of shares by investors for the three months ended March 31, 2015 and we are not aware of any other trades of our shares, other than previous purchases made in our public offerings and redemptions of shares by us.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between January 1, 2015 and March 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publically announced plan	Maximum number of shares that may yet be purchased under the plan (1)
January 1, 2015 through January 31, 2015	—	—	—	2,839,123
February 1, 2015 through February 28, 2015	—	—	—	2,906,972
March 1, 2015 through March 31, 2015	204,184	$9.51	204,184	2,763,492

Total	204,184	$9.51	204,184

FOOTNOTES:

(1)	This represents the maximum number of shares which can be redeemed under the redemption plan is subject to a five percent limitation in a rolling 12-month period as described above. However, we are not obligated to redeem such amounts and this does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use the full amount of the proceeds from the sale of shares under our Reinvestment Plan attributable to any month to redeem shares presented for redemption during such month. Any amount of proceeds from our Offerings which is available for redemptions but which is unused may be carried over to the next succeeding calendar quarter for use in addition to the amount of proceeds from our Offerings and Reinvestment Plan proceeds that would otherwise be available for redemptions.

Use of Proceeds from Registered Securities

On June 27, 2011, our Registration Statement (File No. 333-168129 was declared effective by the SEC and our Initial Offering commenced and continued through the effectiveness of our Follow-on Offering on February 2, 2015. The use of proceeds from our Initial Offering was as follows as of March 31, 2015 (in thousands, except shares):

	Total	Payments to Affiliates (2)	Payments to Others
Shares registered	300,000,000
Aggregate price of offering amount registered	$3,000,000
Shares sold (1)	128,663,652

Aggregate amount sold (3)	$1,271,440
Offering expenses (4)	(144,854)	$(87,759)	$(57,095)

Net offering proceeds to the issuer	1,126,586
Proceeds from borrowings, net of loan costs	1,180,200

Total net offering proceeds and borrowings	2,306,786
Purchases of real estate and development costs	(1,924,547)	—	(1,924,547)
Repayment of borrowings	(205,113)	—	(205,113)
Payment of acquisition fees and expenses	(61,904)	(40,535)	(21,369)
Investments in unconsolidated entities	(9,509)	—	(9,509)
Payment of distributions	(4,209)	(19)	(4,190)
Redemption of common stock	(3,348)	—	(3,347)
Distribution to holder of promoted interest	(2,000)	—	(2,000)
Operating expenses (5)	(1,801)	(1,466)	(335)
Deposits on real estate	(750)	—	(750)
Payment of leasing costs	(559)	—	(559)
Payment of lender deposits	(150)	—	(150)

Unused proceeds from Offering and borrowings(6)	$92,896

FOOTNOTES:

(1)	Excludes 22,222 unregistered shares of our common stock sold to the Advisor in June 2010 and approximately 4.6 million shares issued as stock distributions as of March 31, 2015.
(2)	Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer.
(3)	Excludes dividend reinvestment proceeds of approximately $34.7 million.
(4)	Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the Managing Dealer of our Offerings (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer). Reimbursements to our Advisor of expenses of the Offerings that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in payments to others for purposes of this table.
(5)	Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offerings and borrowings. The amounts presented above represent the net proceeds used for such purposes as of March 31, 2015.
(6)	Unused proceeds from our Initial Offering of $92.9 million represent unused proceeds on hand as of March 31, 2015 and unused proceeds from our Follow-on Offering, which began in February 2015, represent approximately $23.5 million of cash on hand as of March 31, 2015.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from the Initial Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay distributions and operating expenses from our net proceeds from our Offerings.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May 2015.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.