Form 10-Q
period 2015-06-30
CNL Healthcare Properties, Inc.
filed 2015-08-13
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The number of shares of common stock of the registrant outstanding as of August 3, 2015 was

158,519,635.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Real estate assets:
Real estate investment properties, net (including VIEs $210,328 and $174,449, respectively)	$1,908,362	$1,657,500
Real estate under development, including land (including VIEs $47,273 and $47,153, respectively)	47,273	47,153
Total real estate assets, net	1,955,635	1,704,653
Intangibles, net (including VIEs $25,676 and $25,519, respectively)	143,912	140,264
Cash (including VIEs $1,723 and $6,280, respectively)	121,626	91,355
Other assets (including VIEs $611 and $511, respectively)	20,124	19,738
Deferred rent and lease incentives (including VIEs $5,964 and $2,978, respectively)	13,775	8,240
Loan costs, net (including VIEs $2,052 and $2,300, respectively)	12,650	14,012
Restricted cash (including VIEs $999 and $5,304, respectively)	6,747	10,753
Total assets	$2,274,469	$1,989,015
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $162,824 and $137,754, respectively)	$852,783	$853,561
Credit facilities	225,000	206,403
Accounts payable and accrued liabilities (including VIEs $9,594 and $10,268, respectively)	31,003	26,444
Other liabilities (including VIEs $4,142 and $4,949, respectively)	24,956	27,448
Due to related parties (including VIEs $131 and $219, respectively)	3,106	2,999
Total liabilities	1,136,848	1,116,855
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	568	568
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	—	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 153,694 and 116,672 shares issued, and 152,880 and 116,256 shares outstanding, respectively	1,529	1,163
Capital in excess of par value	1,335,387	1,007,326
Accumulated loss	(114,500)	(83,091)
Accumulated distributions	(77,485)	(49,342)
Accumulated other comprehensive loss	(8,260)	(4,864)
Total stockholders' equity	1,136,671	871,192
Noncontrolling interest	382	400
Total equity	1,137,621	872,160
Total liabilities and equity	$2,274,469	$1,989,015
The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental income from operating leases	$22,231	$10,363	$43,871	$20,085
Resident fees and services	41,725	30,518	81,757	52,474
Tenant reimbursement income	3,520	1,379	6,881	2,830
Interest income on note receivable from related party	—	204	—	350
Total revenues	67,476	42,464	132,509	75,739
Operating expenses:
Property operating expenses	32,852	22,567	65,165	38,987
General and administrative	2,565	1,935	4,584	3,692
Acquisition fees and expenses	4,536	4,792	6,866	11,997
Asset management fees	4,131	1,049	8,341	2,819
Property management fees	3,363	2,124	6,616	3,760
Contingent purchase price consideration adjustment	(321)	(1,321)	(321)	(1,321)
Impairment provision	—	—	4,661	—
Loss on lease terminations	—	—	863	—
Depreciation and amortization	24,000	14,699	47,293	26,561
Total operating expenses	71,126	45,845	144,068	86,495
Operating loss	(3,650)	(3,381)	(11,559)	(10,756)
Other income (expense):
Interest and other income	50	12	110	20
Interest expense and loan cost amortization	(9,513)	(7,570)	(19,379)	(13,105)
Equity in earnings (loss) of unconsolidated entities	(280)	(1,362)	(505)	(1,013)
Total other expense	(9,743)	(8,920)	(19,774)	(14,098)
Loss before income taxes	(13,393)	(12,301)	(31,333)	(24,854)
Income tax (expense) benefit	(22)	(2)	(86)	28
Net loss	(13,415)	(12,303)	(31,419)	(24,826)
Less: Net loss attributable to noncontrolling interest	(5)	—	(10)	—
Net loss attributable to common stockholders	$(13,410)	$(12,303)	$(31,409)	$(24,826)
Net loss per share of common stock (basic and diluted)	$(0.09)	$(0.16)	$(0.23)	$(0.35)
Weighted average number of shares of common stock outstanding (basic and diluted)	145,065	76,234	137,921	71,354

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(13,410)	$(12,303)	$(31,409)	$(24,826)
Other comprehensive income (loss):
Unrealized income (loss) on derivative financial instruments, net	1,642	(723)	(3,624)	(946)
Reclassification of cash flow hedges upon derecognition	162	—	236	—
Unrealized loss on derivative financial instruments of equity method investments	(2)	(98)	(8)	(124)
Total other comprehensive income (loss)	1,802	(821)	(3,396)	(1,070)
Comprehensive loss	(11,608)	(13,124)	(34,805)	(25,896)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(11,608)	$(13,124)	$(34,805)	$(25,896)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Six Months Ended June 30, 2015 (Unaudited) and the Year Ended December 31, 2014

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Loss	Equity	Interest	Equity
Balance at December 31, 2013	$—	58,218	$582	$500,361	$(30,580)	$(17,423)	$(959)	$451,981	$—	$451,981
Subscriptions received for common stock through public offering and reinvestment plan	—	56,006	560	571,764	—	—	—	572,324	—	572,324
Stock distributions	—	2,356	24	(24)	—	—	—	—	—	―
Redemptions of common stock	—	(324)	(3)	(2,993)	—	—	—	(2,996)	—	(2,996)
Stock issuance and offering costs	—	—	—	(59,782)	—	—	—	(59,782)	—	(59,782)
Net loss	—	—	—	—	(52,511)	—	—	(52,511)	—	(52,511)
Other comprehensive loss	—	—	—	—	—	—	(3,905)	(3,905)	—	(3,905)
Distribution to holder of promoted interest	—	—	—	(2,000)	—	—	―	(2,000)	—	(2,000)
Cash distributions declared and paid or reinvested ($0.4071 per share)	—	—	—	—	—	(31,919)	—	(31,919)	—	(31,919)
Contribution from noncontrolling interests	568	—	—	—	—	—	—	—	400	968
Balance at December 31, 2014	568	116,256	1,163	1,007,326	(83,091)	(49,342)	(4,864)	871,192	400	872,160
Subscriptions received for common stock through public offering and reinvestment plan	—	35,019	350	368,514	—	—	—	368,864	—	368,864
Stock distributions	—	2,003	20	(20)	—	—	—	—	—	—
Redemptions of common stock	—	(400)	(4)	(3,801)	—	—	—	(3,805)	—	(3,805)
Stock issuance and offering costs	—	—	—	(36,632)	—	—	—	(36,632)	—	(36,632)
Net loss	—	—	—	—	(31,409)	—	—	(31,409)	(10)	(31,419)
Other comprehensive loss	—	—	—	—	—	—	(3,396)	(3,396)	—	(3,396)
Distribution to holder of noncontrolling interest	—	—	—	—	—	—	—	—	(8)	(8)
Cash distributions declared and paid or reinvested ($0.2118 per share)	—	—	—	—	—	(28,143)	—	(28,143)		(28,143)
Balance at June 30, 2015	$568	152,878	$1,529	$1,335,387	$(114,500)	$(77,485)	$(8,260)	$1,136,671	$382	$1,137,621

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net cash flows provided by operating activities	$22,074	$11,312
Investing activities:
Acquisition of properties	(270,180)	(353,383)
Development of properties	(33,772)	(22,111)
Issuance of note receivable to related party	—	(1,964)
Changes in restricted cash	4,005	(2,820)
Capital expenditures	(3,432)	(1,461)
Payment of leasing costs	(1,370)	(310)
Deposits on real estate	(4,125)	(6,266)
Net cash used in investing activities	(308,874)	(388,315)
Financing activities:
Subscriptions received for common stock through public offering	352,598	181,867
Payment of stock issuance and offering costs	(37,429)	(19,919)
Distributions to stockholders, net of distribution reinvestments	(11,876)	(6,027)
Distribution to holder of promoted interest	—	(2,000)
Contribution from redeemable noncontrolling interest	—	568
Distributions to holder of noncontrolling interest	(8)	—
Redemptions of common stock	(2,814)	(380)
Draws under revolving credit facility	50,000	112,115
Repayment on revolving credit facility	(31,403)	—
Proceeds from mortgage and other notes payable	74,631	138,061
Principal payments on mortgage and other notes payable	(75,480)	(4,031)
Lender deposits	—	(215)
Payment of loan costs	(1,148)	(2,472)
Net cash flows provided by financing activities	317,071	397,567
Net increase in cash	30,271	20,564
Cash at beginning of period	91,355	44,209
Cash at end of period	$121,626	$64,773
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$865	$1,175
Accrued development costs	$8,598	$3,060
Redemptions payable	$1,863	$688
Contingent purchase price consideration	$—	$8,500
Unrealized loss on derivative financial instruments, net	$8,260	$2,029
Liabilities assumed through acquisitions	$1,388	$—
Assumption of mortgage note payable on acquisition of property	$—	$27,657

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (“Company”) is a Maryland corporation incorporated on June 8, 2010 that elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the year ended December 31, 2012.  The Company is externally advised by CNL Healthcare Corp. (“Advisor”) and its property manager is CNL Healthcare Manager Corp. (“Property Manager”), each of which is a Florida corporation and a wholly owned subsidiary of CNL Financial Group, LLC (“Sponsor”).  The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”) and CNL Securities Corp., the managing dealer of the Offerings and a wholly owned subsidiary of CNL (“Managing Dealer”).  The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the operating partnership and the Advisor.  Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by affiliates of the Advisor and the Property Manager.  In addition, third-party sub-property managers have been engaged to provide certain property management services.

The Company conducts substantially all of its operations either directly or indirectly through: (1) an operating partnership, CHP Partners, LP, in which the Company is the sole limited partner and its wholly owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly owned taxable REIT subsidiary (“TRS”), CHP TRS Holding, Inc.; (3) property owner subsidiaries and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

On June 27, 2011, the Company commenced its initial public offering (“Initial Offering”), including shares being offered through its distribution reinvestment plan (“Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the Securities and Exchange Commission (“SEC”).  In addition, the Company filed a follow-on registration statement on Form S-11 under the Securities Act of 1933 with the SEC in connection with the proposed offering of up to $1 billion in shares of common stock (“Follow-On Offering”), which was declared effective on February 2, 2015.  Accordingly, the Company closed its Initial Offering and commenced its Follow-On Offering (collectively, the “Offerings”).  The Company expects to sell shares of its common stock in the Follow-On Offering until the earlier of the date on which the maximum offering amount has been sold, or September 30, 2015, the date on which the Follow-On Offering will close. The Company’s stock distribution will be discontinued upon the close of the Follow-On Offering.

The Company’s investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the seniors housing, medical office, post-acute care and acute care asset classes. The types of seniors housing that the Company may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, and Alzheimer’s / memory care facilities.  The types of medical offices that the Company may acquire include medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that the Company may acquire include skilled nursing facilities, long-term acute care hospitals and inpatient rehabilitative hospitals.  The types of acute care facilities that the Company may acquire include general acute care hospitals and specialty surgical hospitals.  The Company views, manages and evaluates its portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

The Company is committed to investing the proceeds of its Offerings through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of its healthcare assets.  The Company expects to primarily lease its seniors housing properties to wholly owned TRS entities and engage independent third-party managers under management agreements to operate the properties under REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company may also lease its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties will be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, the Company expects most investments will be wholly owned, although, it has and may continue to invest through partnerships with other entities where it is believed to be appropriate and beneficial.

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

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the quarter and six months ended June 30, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new Accounting Standard Concept (“ASC”) topic (Topic 606).  The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  This ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, expected to be deferred one year, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted using one of two retrospective application methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the amendments of ASU 2014-09; however, these amendments could potentially have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity.  The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted.  The amendments may be applied using either a modified retrospective or full retrospective approach.  The Company has determined that it will not early adopt this ASU and is currently evaluating the effect the guidance will have on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted.  The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle.  The Company has determined that it will not early adopt this ASU and that the amendments will materially impact the Company’s consolidated financial position but will not have a material impact on the Company’s consolidated results of operations or cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

3.	Acquisitions

Real Estate Investment Properties — During the six months ended June 30, 2015, the Company acquired the following 15 properties, which were comprised of one acute care hospital, 10 medical office buildings (“MOB”) and four seniors housing communities:

			Purchase Price
Name and Location	Structure	Date Acquired	(in thousands)
Acute care
Triangle Orthopaedic
North Carolina Specialty Hospital	Modified Lease	6/29/2015	$31,830
Durham, NC
Medical Office
Novi Orthopaedic Center	Modified Lease	2/13/2015	30,500	(1)
Novi, MI
Southeast Medical Office Properties
UT Cancer Institute	Modified Lease	2/20/2015	33,660
Knoxville, TN
Bend Memorial Clinic Medical Office Building	Modified Lease	5/11/2015	34,612	(1)
Bend, OR
Stoneterra Medical Plaza	Modified Lease	5/29/2015	15,050	(1)
San Antonio, TX
Triangle Orthopaedic
Triangle Orthopaedic Durham	Modified Lease	6/29/2015	21,275
Durham, NC
Triangle Orthopaedic Oxford	Modified Lease	6/29/2015	4,728
Oxford, NC
Triangle Orthopaedic Chapel Hill	Modified Lease	6/29/2015	3,257
Chapel Hill, NC
Triangle Orthopaedic Roxboro	Modified Lease	6/29/2015	2,067
Roxboro, NC
Doctor's Park
Doctor's Park Building B	Modified Lease	6/30/2015	5,000	(1)
Chula Vista, CA ("San Diego")
Doctor's Park Building C	Modified Lease	6/30/2015	10,000	(1)
Chula Vista, CA ("San Diego")
Seniors Housing
Fieldstone Memory Care (2)	Managed	3/31/2015	12,400	(1)
Yakima, WA
Primrose III Communities
Primrose Retirement Community of Anderson	Triple-net Lease	5/29/2015	21,086
Anderson, IN
Primrose Retirement Community of Lancaster	Triple-net Lease	5/29/2015	25,657
Lancaster, OH
Primrose Retirement Community of Wausau	Triple-net Lease	5/29/2015	20,307
Wausau, WI
			$271,429

FOOTNOTES:

(1)

This represents a single property or portfolio acquisition that is not considered material to the Company and as such no pro forma financial information has been included related to this property or portfolio.

(2)	This property was purchased from a related party of the Company’s Sponsor; refer to Note 11. “Related Party Arrangements” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

3.	Acquisitions (continued)

During the six months ended June 30, 2014, the Company acquired the following 16 properties, which were comprised of one acute care hospital, two MOBs and 13 seniors housing communities:

			Purchase Price
Name and Location	Structure	Date Acquired	(in thousands)
Acute Care
Memorial Hermann Orthopedic & Spine Hospital ("MHOSH")	Triple-net Lease	6/2/2014	$49,000
Bellaire, TX ("Houston")
Medical Office
Chula Vista Medical Arts Center - Plaza I	Modified Lease	1/21/2014	17,863	(1)
Chula Vista, CA ("San Diego")
MHOSH Medical Office Building	Modified Lease	6/2/2014	27,000
Bellaire, TX ("Houston")
Seniors Housing
Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Managed	2/3/2014	21,930
Auburn, WA ("Seattle")
Prestige Senior Living Bridgewood	Managed	2/3/2014	22,096
Vancouver, WA ("Portland")
Prestige Senior Living Monticello Park	Managed	2/3/2014	27,360
Longview, WA
Prestige Senior Living Rosemont	Managed	2/3/2014	16,877
Yelm, WA
Prestige Senior Living West Hills	Managed	3/3/2014	14,986
Corvallis, OR
South Bay II Communities
Isle at Cedar Ridge	Managed	2/28/2014	21,630
Cedar Park, TX ("Austin")
HarborChase of Plainfield	Managed	3/28/2014	26,500
Plainfield, IL
Legacy Ranch Alzheimer’s Special Care Center	Managed	3/28/2014	11,960
Midland, TX
The Springs Alzheimer’s Special Care Center	Managed	3/28/2014	10,920
San Angelo, TX
Isle at Watercrest – Bryan	Managed	4/21/2014	22,050
Bryan, TX
Watercrest at Bryan	Managed	4/21/2014	28,035
Bryan, TX
Isle at Watercrest – Mansfield	Managed	5/5/2014	25,000	(2)
Mansfield, TX ("Dallas/Fort Worth")
Watercrest at Mansfield	Managed	6/30/2014	45,000	(2)
Mansfield, TX ("Dallas/Fort Worth")
			$388,207

FOOTNOTES:

(1)	This represents a single property acquisition that is not considered material to the Company and as such no pro forma financial information has been included related to this property.
(2)

This purchase price does not reflect subsequent contingent purchase price consideration paid related to the acquisition of these properties; refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for the final purchase price of these properties.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

3.	Acquisitions (continued)

The following summarizes the purchase price allocation for the above properties, and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

	June 30,
	2015	2014
Land and land improvements	$31,389	$32,280
Buildings and building improvements	207,065	313,838
Furniture, fixtures and equipment	1,878	10,014
Intangibles (1)	33,935	42,296
Other liabilities	(1,450)	(1,350)
Liabilities assumed	(1,388)	―
Assumed mortgage note payable	―	(27,657)
Net assets acquired	271,429	369,421
Contingent purchase price consideration	―	(12,395)
Total purchase price consideration	$271,429	$357,026

FOOTNOTE:

(1)

At the acquisition date, the weighted-average amortization period on the acquired lease intangibles for the six months ended June 30, 2015 and 2014 was approximately 10.9 years and 4.0 years, respectively.  The acquired lease intangibles during the six months ended June 30, 2015 were comprised of approximately $30.6 million and $3.3 million of in-place lease intangibles and other lease intangibles, respectively, and the acquired lease intangibles during the six months ended June 30, 2014 were comprised of approximately $38.1 million and $4.2 million of in-place lease intangibles and other lease intangibles, respectively.

The revenues and net loss (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the acquired properties considered to be material were approximately $1.2 million and $2.5 million, respectively, and $1.5 million and $3.0 million, respectively, for the quarter and six months ended June 30, 2015; and approximately $12.1 million and $5.8 million, respectively, and $15.4 million and $12.0, respectively, for the quarter and six months ended June 30, 2014.

In July 2015, the Company acquired five additional seniors housing communities in Georgia, Texas, and Florida totaling approximately $195.0 million (“Southeast Seniors Housing Portfolio”); refer to Note 15. “Subsequent Events” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

3.	Acquisitions (continued)

The following table presents the unaudited pro forma results of operations for the Company as if the 2015 acquisitions noted as material in Note 3. “Acquisitions” above (including the Southeast Seniors Housing Portfolio) were acquired as of January 1, 2014 and the unaudited pro forma results of operations for the Company assuming the 2014 acquisitions noted as material in Note 3. “Acquisitions” above were acquired as of January 1, 2013 (in thousands except per share data):

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$77,433	$57,633	$153,321	$112,466
Net income (loss) (1)	$(12,398)	$(12,104)	$(31,215)	$(32,025)
Loss per share of common stock (basic and diluted)	$(0.08)	$(0.14)	$(0.21)	$(0.39)
Weighted average number of shares of common stock outstanding (basic and diluted) (2)	151,316	87,059	146,352	82,180

FOOTNOTES:

(1)

The unaudited pro forma results for the quarter and six months ended June 30, 2015, were adjusted to exclude approximately $3.0 million and $3.7 million, respectively, of acquisition related expenses directly attributable to the properties acquired during the quarter and six months ended June 30, 2015. The unaudited pro forma results for the quarter and six months ended June 30, 2014 were adjusted to include approximately $3.0 million and $7.6 million, respectively, of acquisition related expenses, as if the properties (including Southeast Seniors Housing Portfolio) had been acquired on January 1, 2014.  The unaudited pro forma results for the quarter and six months ended June 30, 2014 were adjusted to exclude approximately $4.3 million and $10.7 million, respectively, of acquisition related expenses directly attributable to the properties acquired during the quarter and six months ended June 30, 2014, as if the properties had been acquired on January 1, 2013.

(2)

As a result of the acquired properties being treated as operational since January 1, 2014, the Company assumed approximately 10.3 million shares were issued as of January 1, 2014. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2014 instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the period presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Land and land improvements	$165,494	$128,662
Building and building improvements	1,778,801	1,545,614
Furniture, fixtures and equipment	45,058	36,319
Less: accumulated depreciation	(80,991)	(53,095)
Real estate investment properties, net	1,908,362	1,657,500
Real estate under development, including land	47,273	47,153
Total real estate assets, net	$1,955,635	$1,704,653

Depreciation expense on the Company’s real estate investment properties, net was approximately $14.3 million and $27.9 million for the quarter and six months ended June 30, 2015, respectively, and approximately $9.0 million and $16.6 million for the quarter and six months ended June 30, 2014, respectively.

In June 2015, the Company completed the construction and development of a seniors housing community in Tega Cay, South Carolina (“Wellmore of Tega Cay”), which is a suburb of Charlotte, North Carolina.  Wellmore of Tega Cay opened to residents beginning in July 2015 and was considered placed into service as of June 30, 2015.  As such, the asset values related to Tega Cay are included in real estate investment properties, net in the accompanying condensed consolidated balance sheet as of June 30, 2015.

As of June 30, 2015, three of the Company’s seniors housing communities have real estate under development with third-party developers as follows (in thousands):

Property Name (and Location)	Developer	Real Estate Development Costs Incurred (1)	Remaining Development Budget (2)
HarborChase of Shorewood (Shorewood, WI)	Harbor Shorewood Development, LLC	$19,500	$8,129
Raider Ranch (Lubbock, TX)	South Bay Partners, Ltd	11,781	5,959
Watercrest at Katy (Katy, TX) (3)	South Bay Partners, Ltd	15,992	25,029
		$47,273	$39,117

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the seniors housing community as of June 30, 2015.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount includes preleasing and marketing costs which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 95%.

The development budgets of the seniors housing developments include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties.  An affiliate of the developer of the respective community coordinates and supervises the management and administration of the development and construction.  Each developer is responsible for any cost overruns beyond the approved development budget for the applicable project pursuant to a cost overrun guarantee.  These developments were deemed to be VIEs; refer to Note 7. “Variable Interest Entities” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30,	December 31,
	2015	2014
In-place lease intangibles	$179,465	$148,880
Above-market lease intangibles	13,138	11,320
Below-market ground lease intangibles	11,846	10,314
Less: accumulated amortization	(60,537)	(30,250)
Intangible assets, net	$143,912	$140,264
Below-market lease intangibles	$(14,101)	$(13,243)
Above-market ground lease intangibles	(2,864)	(2,273)
Less: accumulated amortization	6,893	1,014
Intangible liabilities, net (1)	$(10,072)	$(14,502)

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $10.3 million and $20.5 million for the quarter and six months ended June 30, 2015, of which approximately $0.5 million and $1.0 million, respectively, were treated as a reduction of rental income from operating leases, approximately $0.08 million and $0.1 million, respectively, were treated as an increase of property operating expenses and approximately $9.7 million and $19.4 million, respectively, were included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $5.9 million and $10.3 million for the quarter and six months ended June 30, 2014, of which approximately $0.2 million and $0.4 million, respectively, were treated as a reduction of rental income from operating leases, approximately $0.03 million and $0.1 million, respectively, were treated as an increase of property operating expenses and approximately $5.7 million and $9.8 million, respectively, were included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $0.3 million and $0.8 million for the quarter and six months ended June 30, 2015, of which approximately $0.3 million and $0.7 million, respectively, were treated as an increase of rental income from operating leases and approximately $0.02 million and $0.04 million, respectively, were treated as a reduction of property operating expenses.  For the quarter and six months ended June 30, 2014, amortization on the Company’s intangible liabilities was approximately $0.2 million and $0.3 million, of which approximately $0.2 million and $0.3 million, respectively, were treated as an increase of rental income from operating leases and approximately two thousand and four thousand dollars, respectively, was treated as a reduction of property operating expenses.

During the six months ended June 30, 2015, due to the uncertainty of a tenant’s ability to meet its future obligations under the leases at two of the Company’s specialty hospitals, the Company recorded an impairment provision of approximately $4.7 million related to the lease intangibles as it was determined that the carrying value of these assets would more than likely not be recoverable.  In addition, the Company assessed the underlying real estate assets for impairment and concluded that no adjustment to the carrying value was necessary based on the Company’s expected holding period and the estimated undiscounted cash flows and estimated net sales proceeds that could be generated by the property.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

5.	Intangibles, net (continued)

The estimated future amortization on the Company’s intangibles for the remainder of 2015, each of the next four years and thereafter, in the aggregate, as of June 30, 2015 is as follows (in thousands):

	In-place Lease Intangibles	Above- market Leases	Below- market Ground Leases	Total Assets	Below- market Leases	Above- market Ground Leases	Total Liabilities
2015	$18,915	1,021	152	$20,088	$(632)	(37)	$(669)
2016	28,319	1,737	304	30,360	(1,157)	(73)	(1,230)
2017	15,329	1,589	304	17,222	(1,030)	(73)	(1,103)
2018	12,430	1,417	304	14,151	(912)	(73)	(985)
2019	9,352	1,118	304	10,774	(748)	(73)	(821)
Thereafter	37,042	4,108	10,167	51,317	(2,778)	(2,486)	(5,264)
	$121,387	10,990	11,535	$143,912	$(7,257)	(2,815)	$(10,072)

Weighted average remaining useful life as of June 30, 2015 (in years):

In-place Lease Intangibles	Above-market Leases	Below-market Ground Leases	Below- market Leases	Above-market Ground Leases
6.4	6.9	37.9	11.1	38.8

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

6.	Operating Leases

As of June 30, 2015, the Company owned 69 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases; of which, 35 are single-tenant properties that are 100% leased under operating leases and the remaining 34 are multi-tenant properties that are leased under operating leases. The Company’s leases had a weighted average remaining lease term of 7.8 years based on annualized base rents expiring between 2015 and 2038, subject to the tenants’ options to extend the lease periods ranging from two to 10 years.  In addition, certain tenants hold options to extend their leases for multiple periods.

Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, and repairs and maintenance, including structural and roof maintenance expenses.  Each tenant is expected to pay real estate taxes directly to taxing authorities.  However, if the tenant does not pay, the Company will be liable.  The total annualized property tax assessed on these properties is approximately $2.4 million.

Under the terms of the multi-tenant lease agreements that have third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance. These amounts are billed monthly and recorded as tenant reimbursement income in the accompanying condensed consolidated statements of operations.

The following are future minimum lease payments to be received under non-cancellable operating leases for the remainder of 2015, each of the next four years and thereafter, as of June 30, 2015 (in thousands):

2015	$43,319
2016	83,864
2017	80,415
2018	76,328
2019	67,858
Thereafter	288,558
$640,342

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above- and below-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.  In addition, future minimum lease payments related to the two specialty hospitals discussed in Note 5. “Intangibles, net” have been excluded.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

7.	Variable Interest Entities

Consolidated VIEs – As of June 30, 2015, the Company has 16 subsidiaries, which are VIEs due to the following factors and circumstances:

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

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Assets:
Real estate investment properties, net	$210,328	$174,449
Real estate under development, including land	$47,273	$47,153
Intangibles, net	$25,676	$25,519
Cash	$1,723	$6,280
Other assets	$611	$511
Deferred rent and lease incentives	$5,964	$2,978
Loan costs, net	$2,052	$2,300
Restricted cash	$999	$5,304
Liabilities:
Mortgages and other notes payable	$162,824	$137,754
Accounts payable and accrued liabilities	$996	$2,317
Accrued development costs	$8,598	$7,951
Due to related parties	$131	$219
Other liabilities	$4,142	$4,949

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $116.9 million as of June 30, 2015. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

8.	Ground and Air Rights Leases

During the six months ended June 30, 2015, in conjunction with the Novi Orthopaedic Center and UT Cancer Institute detailed in Note 3. “Acquisitions,” the Company acquired interests in two additional ground leases. The Novi Orthopaedic Center and UT Cancer Institute ground leases represent operating leases with scheduled payments over the life of the respective lease expiring in 2057 and 2076, respectively.

Overall, under the terms of its ground and air rights lease agreements, the Company is responsible for the monthly rental payments. These amounts are billed monthly and recorded as property operating expenses in the accompanying condensed consolidated statements of operations.  In some cases, the Company is able to pass this expense through to its tenants as tenant reimbursement income.  For the quarter and six months ended June 30, 2015, the Company incurred approximately $0.7 million and $1.2 million, respectively, in ground and air rights lease expense, including any straight-line rent adjustments.  For the quarter and six months ended June 30, 2014, the Company incurred approximately $0.1 million and $0.2 million, respectively, in ground and air rights lease expense, including any straight-line rent adjustments.

The following is a schedule of future minimum lease payments to be paid under the ground and air rights leases for the remainder of 2015, each of the next four years and thereafter, in the aggregate, as of June 30, 2015 (in thousands):

2015	$752
2016	1,527
2017	1,563
2018	1,600
2019	1,625
Thereafter	112,663
$119,730

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

9.	Contingent Purchase Price Consideration

Capital Health Communities

In connection with the acquisition of the Capital Health Communities in 2012, the Company required that approximately $7.0 million of the purchase price be placed in an escrow account as the seller guaranteed the Company an annual return of at least $6.9 million, $7.0 million, and $7.1 million of net operating income on the acquired properties during 2013, 2014 and 2015, respectively (“Yield Guaranty”).  As of June 30, 2015, the Company determined the fair value of the Yield Guaranty to be $1.8 million, which was recorded as other assets in the accompanying condensed consolidated balance sheet.  The following table provides a roll-forward of the fair value of the contingent purchase price consideration related to the Yield Guaranty on the Capital Health Communities for the quarter and six months ended June 30, 2015 and 2014 (in thousands):

	Quarter ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$4,078	$2,188	$4,078	$4,488
Yield Guaranty payment received from seller	(2,579)	—	(2,579)	(2,300)
Change in fair value	321	1,321	321	1,321
Ending balance	$1,820	$3,509	$1,820	$3,509

South Bay II Communities

In conjunction with the acquisition of the South Bay II Communities, the Company entered into an agreement with the sellers whereby the purchase price is adjusted in the event that certain net operating income targets are met.  The additional consideration was determined within three months of the acquisition date and is equal to (a) the baseline net operating income divided by the baseline capitalization rates (as defined in the purchase and sale agreement) less (b) the purchase price paid at closing.  The following table provides a roll-forward of the fair value of the estimated contingent purchase price consideration related to the South Bay II Communities for the quarter and six months ended June 30, 2015 and 2014 (in thousands):

	Quarter ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$—	$(2,570)	$—	$—
Contingent consideration in connection with acquisition	—	(9,825)	—	(12,395)
Contingent consideration payment	—	3,895	—	3,895
Ending balance	$—	$(8,500)	$—	$(8,500)

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

10.	Indebtedness

The following table provides details of the Company’s indebtedness as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Mortgages payable and other notes payable:
Fixed rate debt	$390,928	$370,854
Variable rate debt (1)	462,000	482,922
Mortgages and other notes payable	852,928	853,776
Premium (discount), net (2)	(145)	(215)
Total mortgages and other notes payable, net	852,783	853,561
Credit facilities:
Term Loan Facility (1)	175,000	175,000
Revolving Credit Facility (3)	50,000	31,403
Total borrowings	$1,077,783	$1,059,964

FOOTNOTES:

(1)

As of June 30, 2015 and December 31, 2014, the Company had entered into interest rate swaps with notional amounts of approximately $194.4 million and $182.1 million, respectively, which were settling on a monthly basis. In addition, as of June 30, 2015 and December 31, 2014, the Company had entered into forward-starting interest rate swaps for total notional amounts of approximately $335.7 million and $269.4 million, respectively, in order to hedge its exposure to variable rate debt in future periods.  The remaining forward-starting interest rate swaps have a range of effective dates beginning in 2015 and continuing through the maturity date of the loan being hedged (ranging from 2016 through 2019).

(2)	Premium (discount), net is reflective of the Company recording mortgage notes payable assumed at fair value on the respective acquisition date.
(3)

As of June 30, 2015 and December 31, 2014, availability under the Revolving Credit Facility was approximately $160.3 million and $14.0 million, respectively, based on the value of the properties in the unencumbered collateral pool of assets supporting the loan.

Maturities of indebtedness for the remainder of 2015, each of the next four years and thereafter, in the aggregate, as of June 30, 2015 are as follows (in thousands):

2015	$9,567
2016	38,039
2017	90,958
2018	299,562
2019	481,034
Thereafter	158,623
$1,077,783

As a result of the tenant default discussed in Note 5. “Intangibles, net,” the lender on the mortgage loan secured by the two specialty hospitals elected to accelerate the required debt service payments related to these properties from a 25-year to a 15-year amortization period given that the tenant does not currently meet the required lease coverage thresholds. The above maturities of indebtedness have been updated to reflect this re-amortization by the lender.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

10.	Indebtedness (continued)

The Company financed previous acquisitions through additional mortgage loans and draws on existing construction loans. The following table provides details as of June 30, 2015 (in thousands):

	Interest Rate at
	June 30,		Maturity	June 30,
Property and Loan Type	2015 (1)	Payment Terms	Date (2)	2015
Novi Orthopaedic Center; Mortgage Loan	3.61% per annum	Monthly interest only payments through June 2018; principal and interest payments thereafter based on a 25-year amortization schedule	6/15/20	$19,825
ProMed Medical Building I; Mortgage Loan	3.64% per annum (3)	Monthly principal and interest payments based upon a 30-year amortization schedule	1/15/22	7,140
		Total fixed rate debt		26,965
Raider Ranch Development; Construction Loan	30-day LIBOR plus 3.50% at 0.5% LIBOR floor	Monthly interest only payments through October 2017; principal and interest payments thereafter based on a 25-year amortization schedule	10/27/17	3,110
HarborChase of Shorewood; Construction Loan	30-day LIBOR plus 3%; 2% all in floor	Monthly interest only payments through July 2017; principal and interest payments thereafter based on a 25-year amortization schedule	7/15/19	7,708
UT Cancer Institute; Mortgage Loan	30-day LIBOR plus 2.00% per annum	Monthly interest only payments through July 2017; principal and interest payments thereafter based on a 25-year amortization schedule	12/22/19	21,840
Watercrest at Katy; Construction Loan	30-day LIBOR plus 2.75% per annum	Monthly interest only payments through December 2017; principal and interest payments thereafter based on a 30-year amortization schedule	12/27/19	1,796
		Total variable rate debt		34,454
		Fixed and variable rate debt		61,419
		Premium (discount), net		―
		Total debt		$61,419

FOOTNOTES:

(1)	The 30-day LIBOR was approximately 0.19% as June 30, 2015.
(2)	Represents the initial maturity date (or, as applicable, the maturity date as extended). The maturity date may be extended beyond the date shown subject to certain lender conditions.
(3)	Beginning January 2020, the interest rate transitions to variable rate based on 30-day LIBOR plus 2.20% per annum.

The fair market value and carrying value of the mortgage and other notes payable was approximately $870.6 million and $852.8 million, respectively, and both the fair market value and carrying value of the Credit Facilities was $225.0 million as of June 30, 2015.  The fair market value and carrying value of the mortgage and other notes payable was approximately $868.5 million and $853.6 million, respectively, and both the fair market value and carrying value of the Credit Facilities was $206.4 million as of December 31, 2014.  These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of June 30, 2015 and December 31, 2014 because of the relatively short maturities of the obligations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

10.	Indebtedness (continued)

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

In April 2015, the Company repaid its $34.5 million outstanding mortgage loan on the Medical Portfolio I Properties prior to its scheduled maturity.  In connection therewith, the Company wrote-off approximately $0.2 million in unamortized loan costs as interest expense and loan cost amortization in the accompanying condensed consolidated statements of operations.  In addition, the corresponding interest rate swap was terminated and approximately $0.2 million related to the derecognition of the cash flow hedge was reclassified from other comprehensive loss to interest expense and loan cost amortization in the accompanying condensed consolidated financial statements.

In December 2014, the Company amended and restated the terms of its credit agreement with KeyBank, as administrative agent, by entering into a $230 million Revolving Credit Facility and a $175 million Term Loan Facility.  Pursuant to the Amended Credit Agreement, the Company has the ability to increase the collective borrowings under the Credit Facilities to $700 million.  Moreover, the Revolving Credit Facility has an initial term of 36 months plus two 12-month extension options; whereas, the Term Loan Facility has an initial term of 50 months plus one 12-month extension option.  The Credit Facilities bear interest based on LIBOR and a spread that varies with the Company’s leverage ratio.  In addition, the Company is required to make interest only payments until the respective maturity dates of the Credit Facilities as well as to pay fees ranging from 0.15% to 0.25% for unused commitments on the Revolving Credit Facility.

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

All of the Company’s mortgage and construction loans contain customary financial covenants and ratios; including (but not limited to): debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. As of June 30, 2015, the Company was in compliance with all financial covenants and ratios.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

11.	Related Party Arrangements

In March 2013, the Company entered into the Advisor Expense Support Agreement, whereby commencing on April 1, 2013, the Advisor agreed to provide expense support to the Company through forgoing the payment of fees in cash and acceptance of restricted stock for services rendered and specified expenses incurred in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Advisor Expense Support Agreement).  The Advisor expense support amount is determined for each calendar quarter of the Company, on a non-cumulative basis, each quarter-end date (“Determination Date”).  In August 2013, the Company entered into the Property Manager Expense Support Agreement, whereby  commencing on July 1, 2013, the Property Manager agreed to provide expense support to the Company through forgoing the payment of fees in cash and accepting restricted stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Property Manager Expense Support Agreement).  The Property Manager expense support amount shall be determined, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each Determination Date.  The terms of both the Advisor Expense Support Agreement and the Property Manager Expense Support Agreement (‘the Expense Support Agreements”) automatically renews for consecutive one year periods, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice to the Company.

In exchange for services rendered and in consideration of the expense support provided, the Company will issue, within 45 days following each Determination Date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by the Advisor and Property Manager for the preceding quarter divided by the then-current public offering price per share of common stock, on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreements.  Any amounts settled, and for which restricted stock shares are issued, pursuant to the Expense Support Agreements will be permanently waived and the Company will have no obligation to pay such amounts to the Advisor or the Property Manager.  The Restricted Stock is subordinated and forfeited to the extent that stockholders do not receive their original invested capital back with at least a 6% annualized return on investment upon ultimate liquidity of the Company.  Since the vesting criteria is outside the control of the Advisor and Property Manager and involves both market conditions and counterparty performance conditions, the restricted stock shares will be treated as unissued for financial reporting purposes until the vesting criteria, as defined in the Expense Support Agreements, are met.

The following fees were settled and paid in the form of Restricted Stock in connection with the Expense Support Agreements for the quarter and six months ended June 30, 2015 and 2014, and cumulatively as of June 30, 2015 (in thousands, except offering price):

	Quarter ended		Six Months Ended		As of
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015
Asset management fees (1)	$868	$2,033	$1,413	$2,880	$7,681
Then-current offering price (2)	$10.58	$10.14	$10.58	$10.14	$10.58
Restricted stock shares (3)	82	200	134	284	744
Cash distributions on Restricted Stock (4)	$68	$14	$122	$19	$225
Stock distributions on Restricted Stock (5)	5	1	9	1	16

FOOTNOTES:

(1)	No other amounts have been settled in accordance with the Expense Support Agreements for the quarter and six months ended June 30, 2015 and 2014, and cumulatively as of June 30, 2015.
(2)	The then-current offering prices are based on the Company’s net asset value (“NAV”) per share as of the Determination Date.
(3)

Restricted stock shares are comprised of approximately 0.08 million issuable to the Advisor as of June 30, 2015.  No fair value was assigned to the restricted stock shares as the shares were valued at zero, which represents the lowest possible value estimated at vesting.  In addition, the restricted stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met through June 30, 2015.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

11.	Related Party Arrangements (continued)

The Company maintains accounts totaling approximately $0.1 million as of both June 30, 2015 and December 31, 2014, at a bank in which the Company’s chairman serves as a director.

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

In June 2013, the Company originated an acquisition, development and construction loan (“ADC Loan”) to C4 Development, LLC (“Crosland Southeast”), a related party by virtue of a family relationship between a principal of the borrower and the Company’s vice chairman who recused himself from review and approval of the investment, for the development of an MOB in Rutland, Virginia that will function as an out-patient emergency and imaging center and was leased to Hospital Corporation of America (“HCA”). As of December 31, 2014, the Company’s ADC Loan had been fully repaid.  For the quarter and six months ended June 30, 2014, the Company recorded interest income of approximately $0.2 million and $0.4 million, respectively, which is included in interest income on note receivable from related party in the accompanying condensed consolidated statements of operations.

The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis.  Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (“Expense Year”) commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”).  In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreements.  For the Expense Year ended June 30, 2015, the Company did not incur operating expenses in excess of the Limitation.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

11.	Related Party Arrangements (continued)

The fees incurred by and reimbursable to the Managing Dealer in connection with the Company’s Offerings for the quarter and six months ended June 30, 2015 and 2014, and related amounts unpaid as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	Quarter ended		Six Months Ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Selling commissions (2)	$3,969	$3,143	$7,991	$5,596	$188	$388
Marketing support fees (2)	5,232	2,829	10,619	5,413	204	555
	$9,201	$5,972	$18,610	$11,009	$392	$943

The expenses and fees incurred by and reimbursable to the Company’s related parties for the quarter and six months ended June 30, 2015 and 2014, and related amounts unpaid as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	Quarter ended		Six Months Ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Reimbursable expenses:
Offering costs (2)	$984	$1,541	$1,866	$2,367	$473	$713
Operating expenses (3)	1,122	743	2,021	942	966	479
Acquisition fees and expenses	201	98	305	333	50	80
	2,307	2,382	4,192	3,642	1,489	1,272
Investment services fees (4)	3,605	4,178	5,021	8,224	—	—
Financing coordination fees (5)	—	220	—	220	—	—
Property management fees (6)	961	575	1,941	1,035	308	429
Asset management fees (7)	5,166	3,148	10,052	5,814	917	355
	$12,039	$10,503	$21,206	$18,935	$2,714	$2,056

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity and redeemable noncontrolling interest.
(3)	Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations.
(4)

For the quarter and six months ended June 30, 2015, the Company incurred approximately $3.6 million and $5.0 million, respectively, in investment service fees.  No investment services fees were capitalized for the quarter and six months ended June 30, 2015.  For the quarter and six months ended June 30, 2014, Company incurred approximately $4.2 million and $8.2 million, respectively, in investment service fees, of which approximately $0.8 million and $1.3 million, respectively, were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.  Investment services fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.

(5)

There were no financing coordination fees for the quarter and six months ended June 30, 2015.  For the quarter and six months ended June 30, 2014, the Company incurred approximately $0.2 million and $0.2 million, respectively, in financing coordination fees of which $0.2 million and $0.2 million, respectively, have been capitalized and included in its investment in the Windsor Manor Joint Venture.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

11.	Related Party Arrangements (continued)
(6)

For the quarter and six months ended June 30, 2015, the Company incurred approximately $1.0 million and $1.9 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.2 million and $0.5 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.  For the quarter and six months ended June 30, 2014, the Company incurred approximately $0.6 million and $1.0 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.09 million and $0.1 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.

(7)

For the quarter and six months ended June 30, 2015, the Company incurred approximately $5.2 million  and $10.1 million, respectively, in asset management fees payable to the Advisor of which approximately $0.9 million and $1.4 million, respectively, was settled in accordance with the terms of the Advisor Expense Support Agreement and approximately $0.2 million and $0.3 million, respectively, was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.  For the quarter and six months ended June 30, 2014, the Company incurred approximately $3.1 million and $5.8 million, respectively, in asset management fees payable to the Advisor of which approximately $2.0 million and $2.9 million, respectively, was settled in accordance with the terms of the Advisor Expense Support Agreement and approximately $0.07 million and $0.1 million, respectively, was capitalized for each period and included in real estate under development in the accompanying condensed consolidated balance sheets.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

12.	Derivative Financial Instruments

The following table summarizes the terms of the derivative financial instruments held by the Company or through its joint venture and the asset (liability) that has been recorded (in thousands):

Initial							Fair value asset (liability) as of
Notional Amount		Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	June 30, 2015	December 31, 2014
$12,421	(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018	$(118)	$(71)
$38,255	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018	$(1,641)	$(1,228)
$26,067	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018	$(1,197)	$(906)
$30,000	(2)	1.1%	2.7%	10/22/2013	8/5/2015	(4)	$—	$(82)
$29,952	(2)	0.9%	4.3%	11/13/2013	5/11/2015	(4)	$—	$(74)
$11,000	(3)	3.0%	― %	6/27/2014	6/30/2014	6/30/2017	$2	$10
$48,415	(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019	$(695)	$(270)
$84,251	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019	$(2,284)	$(1,326)
$7,129	(2)	1.2%	2.3%	11/12/2014	11/15/2014	10/15/2017	$(56)	$(35)
$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019	$(1,710)	$(881)
$138,698	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019	$(562)	$—

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
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

(4)	The loans associated with these derivatives were repaid during the six months ended June 30, 2015. Refer to Note 10. “Indebtedness” for additional information.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

13.	Equity

Stockholders’ Equity:

Public Offerings — The following table details the Company’s aggregate proceeds from its Offerings as of June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015				December 31, 2014
	Subscriptions		Reinvestment Plan		Subscriptions		Reinvestment Plan
	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares
Initial Offering	$1,271.4	125.1	$27.1	2.8	$1,114.2	110.2	$27.1	2.8
Follow-on Offering	195.4	18.5	16.2	1.6	—	—	—	—
	$1,466.8	143.6	$43.3	4.4	$1,114.2	110.2	$27.1	2.8

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

During the six months ended June 30, 2015 and 2014, the Company declared cash distributions of $28.1 million and $13.3 million, respectively, of which $11.9 million and $6.0 million, were paid in cash to stockholders and $16.2 million and $7.3 million, respectively, were reinvested pursuant to the Reinvestment Plan.  In addition, for the six months ended June 30, 2015 and 2014, the Company declared and made stock distributions of approximately 2.0 million and 1.0 million shares of common stock, respectively.

The tax composition of the Company’s distributions declared for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
Distribution Type	2015	2014
Taxable as ordinary income	34.5%	25.4%
Return of capital	65.5%	74.6%

Redemptions — During the six months ended June 30, 2015 and 2014, the Company received requests for the redemption of common stock of approximately 0.4 million and 0.1 million shares, respectively, all of which were approved for redemption at an average price of $9.51 and $9.13, respectively, and for a total of approximately $3.8 million and $0.9 million, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

13.	Equity (continued)

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by Company, or its equity method investments, and included in the condensed consolidated statements of comprehensive loss for the quarter and six months ended June 30, 2015 and 2014 (in thousands):

Derivative Financial Instrument	Gain (loss) recognized in other comprehensive loss on derivative financial instrument (Effective Portion)		Location of gain (loss) reclassified into earnings (Effective Portion)	Gain (loss) reclassified from AOCI into earnings (Effective Portion)
	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2015	2014		2015	2014
Interest rate swaps	$1,642	$(723)	Interest expense and loan cost amortization	$674	$—
Reclassification of interest rate swaps upon derecognition	162	—	Interest expense and loan cost amortization	(162)	—
Interest rate cap held by unconsolidated joint venture	(2)	(9)	Not applicable	—	—
Interest rate swap held by unconsolidated joint venture	—	(89)	Not applicable	—	—
Total	$1,802	$(821)		$512	$—

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014		2015	2014
Interest rate swaps	$(3,624)	$(946)	Interest expense and loan cost amortization	$1,333	$—
Reclassification of interest rate swaps upon derecognition	236	—	Interest expense and loan cost amortization	(236)	—
Interest rate cap held by unconsolidated joint venture	(8)	(9)	Not applicable	—	—
Interest rate swap held by unconsolidated joint venture	—	(115)	Not applicable	—	—
Total	$(3,396)	$(1,070)		$1,097	$—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

14.	Commitments and Contingencies

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business.  Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

Refer to Note 4. “Real Estate Assets, net” for additional information on the remaining development budgets for the Company’s seniors housing developments.

15.	Subsequent Events

Purchase of Southeast Seniors Housing Communities

In July 2015, the Company acquired five additional seniors housing communities in Georgia, Texas, and Florida totaling approximately $195.0 million and comprised of the following properties:

					Purchase Price
Name	Location	Structure		Date Acquired	(in thousands)
Parc at Duluth	Duluth, GA	Triple-net Lease	(1)	7/31/2015	$52,800
Parc at Piedmont	Marietta, GA	Triple-net Lease	(1)	7/31/2015	50,800
The Pavilion at Great Hills	Austin, TX	Managed		7/31/2015	35,000
The Hampton at Meadows Place	Meadows Place, TX	Managed		7/31/2015	28,400
The Beacon at Gulf Breeze	Gulf Breeze, FL	Managed		7/31/2015	28,000
					$195,000

FOOTNOTE:

(1)

At the acquisition date, these properties were structured under an interim lease arrangement with a third-party operator.  Upon completion of certain post-closing conditions, the structure will be converted to a property management agreement with the third-party operator under RIDEA.

The following summarizes the Company’s preliminary allocation of the purchase price for the above properties, and the estimated fair values of the assets acquired (in thousands):

Land and land improvements	$12,795
Buildings and building improvements	163,160
Furniture, fixtures and equipment	4,345
Intangibles (1)	14,700
Net assets acquired	$195,000

FOOTNOTE:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles is estimated at approximately 2.5 years.

In July 2015, the Company used approximately $165.0 million from its Revolving Credit Facility to fund a portion of this acquisition.  Refer to Note 3. “Acquisitions” for the pro forma impact of these acquisitions on the Company’s results of operations for the quarter and six months ended June 30, 2015 and 2014.

Equity transactions

During the period from July 1, 2015 through August 3, 2015, the Company received additional subscription proceeds of approximately $59.7 million (5.7 million shares).

The Company’s board of directors declared a monthly cash distribution of $0.0353 and a monthly stock distribution of 0.0025 shares on each outstanding share of common stock on July 1, 2015 and August 1, 2015.  These distributions are to be paid and distributed by September 30, 2015.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

Important factors that could cause the Company's actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with the Company’s investment strategy, including its concentration in the healthcare sector; the illiquidity of an investment in the Company’s stock; liquidation at less than the subscription price of the Company’s stock; the impact of regulations requiring periodic valuation of the Company on a per share basis, including the uncertainties inherent in such valuations and that the amount that a stockholder would ultimately realize upon liquidation may vary significantly from the Company’s estimated net asset value; risks associated with real estate markets, including declining real estate values; risks associated with reliance on the Company’s advisor and its affiliates, including conflicts of interest; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s inability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s qualification as a REIT for federal income tax purposes; and the Company’s inability to protect its intellectual property and the value of its brand.  Given these uncertainties, the Company cautions you not to place undue reliance on forward-looking information.

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and in the Company’s reports filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of June 30, 2015 (unaudited) and December 31, 2014.  Amounts as of December 31, 2014, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2014.

Overview

CNL Healthcare Properties, Inc. is a Maryland corporation incorporated on June 8, 2010 that elected to be taxed as a REIT beginning with the year ended December 31, 2012 for U.S. federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Healthcare Corp. Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Healthcare Manager Corp. to manage our properties under a six year property management agreement, which is effective through June 8, 2017.

We had no operations prior to the commencement of our Initial Offering. The net proceeds from our Offerings are contributed to CHP Partners, LP, our operating partnership, in exchange for partnership interests. Substantially all of our assets are held by, and substantially all of our operations are conducted through, the operating partnership.

Our investment focus is on acquiring a diversified portfolio of healthcare real estate or real estate-related assets, primarily in the United States, within the seniors housing, medical office, post-acute care and acute care asset classes. The types of seniors housing that we may acquire include active adult communities (age-restricted and age-targeted housing), independent and assisted living facilities, continuing care retirement communities, and Alzheimer’s / memory care facilities.  The types of medical office facilities that we may acquire include medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that we may acquire include skilled nursing facilities, long-term acute care hospitals and inpatient rehabilitative facilities.  The types of acute care facilities that we may acquire include general acute care hospitals and specialty surgical hospitals.  We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

We are committed to investing the proceeds of our Offerings through strategic investment types aimed to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our healthcare assets.  We expect to primarily lease seniors housing properties to wholly owned TRS entities and engage independent third-party managers under management agreements to operate the properties as permitted under RIDEA structures; however, we may also lease our properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties will be leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, we expect most investments will be wholly owned, although, we have and may continue to invest through partnerships with other entities where we believe it is appropriate and beneficial.   We have and may continue to invest in new property developments or properties which have not reached full stabilization.  Finally, we also may invest in and originate mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing investment types.  We generally make loans to the owners of properties to enable them to acquire land, buildings, or to develop property.  In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on the acquisition of healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 29 states. The map below shows our current property allocations across geographic regions as of August 3, 2015:

As of August 3, 2015, our healthcare investment portfolio consisted of interests in 125 properties, including 65 seniors housing communities, 46 medical offices, nine post-acute care facilities and five acute care hospitals.  Of our properties held at August 3, 2015, three of our 65 seniors housing communities currently have real estate under development and five were owned through an unconsolidated joint venture.  The following table summarizes our healthcare portfolio by asset class and investment structure as of August 3, 2015:

		Amount of	Percentage
Type of Investment	Number of Investments	Investments (in millions)	of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$327.7	13.0%
Seniors housing managed (2)	42	1,042.6	41.5%
Seniors housing developments (3)	3	47.3	1.9%
Medical office leased (1)	46	792.1	31.4%
Post-acute care leased (1)	9	124.3	4.9%
Acute care leased (1)	5	153.9	6.1%
Unconsolidated investments:
Seniors housing managed (4)	5	31.1	1.2%
	125	$2,519.0	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)

Seniors housing communities are leased to TRSs and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	Investments herein represent funded and accrued development costs as of June 30, 2015.
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

In addition to operating statistics of the underlying properties, when evaluating the performance of our healthcare portfolio within the seniors housing and post-acute care asset classes, management reviews occupancy levels and monthly revenue per occupied unit

(“RevPOU”), which we define as total revenue divided by average number of occupied units or beds during a month and is considered a performance metric within these asset classes.  Similarly, within the medical office and acute care asset classes, management reviews operating statistics of the underlying properties, including occupancy levels and monthly revenue per square foot.  Lastly, when evaluating the performance of our third-party operators or developers, management reviews monthly financial statements, property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits.  All of the aforementioned metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

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

Based on revenues as of June 30, 2015, the Company’s portfolio is comprised of 63.9% stabilized properties and 36.1% value-add or stabilizing properties, of which 3.2% are recently completed developments that are currently in the lease-up phase.

The following table lists our occupancy, RevPOU and revenue per square feet by asset class within our healthcare portfolio as of June 30, 2015:

Operating Stage	Occupancy %	RevPOU	Rent per Square Feet
Value-add or Stabilizing:
Seniors Housing	76.8%	$3,599	$—
Medical Office	77.6%	$—	$2.37
Stabilized:
Seniors Housing	92.1%	$4,410	$—
Medical Office	94.5%	$—	$2.48
Acute (1)	100.0%	$—	$1.77
Post-Acute (2)	99.9%	$6,680	$2.74

FOOTNOTES:

(1)	Rent per square feet related to the two specialty hospitals discussed in Note 5. “Intangibles, net” have been excluded.
(2)	Post-acute is comprised of skilled nursing facilities, which are evaluated based on RevPOU, and inpatient rehab hospitals, which are evaluated based on rent per square feet.

Real Estate Under Development

As of August 3, 2015, we had interests in three seniors housing developments that will provide us with 378 additional units upon completion as follows:

Property Name (and Location)	Developer	Number of Units upon Completion	Development Costs Incurred (in millions) (1)	Remaining Development Budget (in millions) (2)	Maximum Construction Loans Available (in millions)	Estimated Completion Date
HarborChase of Shorewood (Shorewood, WI)	Harbor Shorewood Development, LLC	94 units	$19.5	$8.1	$8.9	4th quarter 2015
Raider Ranch (Lubbock, TX)	South Bay Partners, Ltd	72 units	11.8	6.0	6.6	1st quarter 2016
Watercrest at Katy (Katy, TX) (3)	South Bay Partners, Ltd	210 units	16.0	25.0	24.9	2nd quarter 2016
	Total	376 units	$47.3	$39.1	$40.4

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the seniors housing community as of June 30, 2015.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount includes preleasing and marketing costs which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 95%.

The development budgets of the seniors housing developments include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties.  An affiliate of the developer of the respective community coordinates and supervises the management and administration of the development and construction.  Each developer is responsible for any cost overruns beyond the approved development budget for the applicable project.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 5% or more of our rentable space as of June 30, 2015:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	29.8%	2025
Novant Medical Group, Inc.	5	271	6.4%	2025
Senior Living Centers	6	261	6.2%	2023
Other tenants (1)	45	2,431	57.6%	2015-2033
	69	4,224	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	5	1,319	31.1%	2019
Prestige Senior Living, LLC	13	895	21.1%	2019
MorningStar Senior Management, LLC	4	834	19.7%	2018
Harbor Retirement Associates, LLC	3	246	5.8%	2018-2023
Jerry Erwin Associates, Inc.	4	235	5.5%	2019
Generations - UT, LLC	1	229	5.4%	2019
Capital Health Managers	5	225	5.3%	2017
Other operators (1)	3	253	6.1%	2019-2024
	38	4,236	100.0%

FOOTNOTE:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our rentable square footage.

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

In July 2015, an anchor tenant at two of our medical office buildings filed for chapter 11 bankruptcy and is in the process of marketing the sale of the health system and its affiliated operations to potential buyers.  For the six months ended June 30, 2015, the revenues attributable to this tenant represented approximately 1.0% of our total revenues and, as of June 30, 2015, the related lease intangibles represented approximately 0.2% of our total assets.  As of June 30, 2015, the tenant was delinquent on approximately $0.2 million of rent for certain suites it occupies in the two buildings.  We continue to monitor developments relating to the tenant’s planned reorganization and as of the date of this filing, the tenant had neither affirmed nor rejected our leases under its plan of reorganization.

Tenant Lease Expirations

During the six months ended June 30, 2015, our rental revenues from operating leases represented approximately 32.9% of our total revenues.  As of June 30, 2015, approximately 67.3% of our rental revenues from operating leases were scheduled to expire in 2020 or later.  Based on this, we do not expect lease turnover or any increases in property operating expenses to have a significant impact on our cash flow from operations in the near term.

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

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2015, each of the next nine years and thereafter on our consolidated healthcare investment portfolio (excludes real estate under development), assuming that none of the tenants exercise any of their renewal options as of June 30, 2015 (in thousands, except for number of tenants and percentages):

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2015	50	165	$4,347	4.8%
2016	52	185	4,692	5.2%
2017	56	199	4,918	5.5%
2018	90	377	9,492	10.6%
2019	58	231	5,895	6.6%
2020	34	214	5,042	5.6%
2021	12	105	2,463	2.7%
2022	19	1,013	14,620	16.3%
2023	55	523	12,681	14.1%
2024	6	195	4,769	5.3%
Thereafter	41	1,017	20,925	23.3%
Total	473	4,224	$89,844	100.0%

Weighted Average Remaining Lease Term: (3)		7.8 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent escalations included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

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

Sources of Liquidity and Capital Resources

Common Stock Offerings

For the six months ended June 30, 2015 and 2014, we received proceeds from our Offerings of approximately $352.6 million (33.4 million shares) and $181.9 million (18.0 million shares), respectively.  During the period July 1, 2015 through August 3, 2015, we received additional subscription proceeds of approximately $59.7 million (5.7 million shares).

Our Follow-On Offering was declared effective on February 2, 2015 at which date, we ceased our Initial Offering and commenced our Follow-On Offering.  We expect to sell shares of our common stock in the Follow-On Offering until the earlier of the date on which the maximum offering amount has been sold, or September 30, 2015. The decision to close the offering was based on evaluation of the status of the offering, which included, among other things, the current and projected capital raise and our identified capital deployment opportunities.  Our stock distribution will be discontinued upon the close of the Follow-On Offering.  Stock distributions declared for July, August and September will be issued on or about September 15, 2015. Thereafter, no further stock distributions will be declared or issued.

As of June 30, 2015, we had unused proceeds from our Follow-on Offering of approximately $121.6 million as cash on hand and we had fully invested the proceeds from our Initial Offering. We plan to use the available uncommitted cash on hand as of June 30, 2015, as well as additional borrowings and offering proceeds obtained subsequently, to acquire additional healthcare real estate and real estate-related assets.

Borrowings

We have borrowed and intend to continue borrowing money to acquire properties, make loans and other permitted investments, fund ongoing enhancements to our portfolio, and to cover periodic shortfalls between distributions paid and cash flows from operating activities.  During the six months ended June 30, 2015 and 2014, we borrowed approximately $124.6 million and $250.2 million, respectively.  These amounts were primarily used to fund real estate under development and acquire additional properties, respectively.

As of June 30, 2015, we had availability under the Revolving Credit Facility of approximately $160.3 million, based on the value of the properties in the unencumbered collateral pool of assets supporting the loan.  In addition, we had an aggregate debt leverage ratio of approximately 47.4%, based on the aggregate carrying value of our assets.  We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes.  See “Uses of Liquidity and Capital Resources – Distributions” below for additional information related to the payment of distributions with other sources for GAAP purposes.  In many cases, we have pledged our assets in connection with our borrowings and intend to encumber assets in connection with additional borrowings.  The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.

In May 2015, we executed an amendment to our credit agreement with KeyBank, as administrative agent, related to the Credit Facilities, which adjusts certain criteria and terms for the unencumbered collateral pool of assets supporting our Revolving Credit Facility.  The amendment allowed us to include the Perennial Communities and Medical Portfolio I Properties in the unencumbered collateral pool, which increased our availability under the Revolving Credit Facility in future periods.  Refer to “Uses of Liquidity and Capital Resources – Debt Repayments” for additional information related to the repayment of the secured mortgage loans on these properties.

As a result of the tenant default discussed in Note 5. “Intangibles, net,” the lender on the mortgage loan secured by the two specialty hospitals elected to accelerate the required debt service payments related to these properties from a 25-year to a 15-year amortization period given that the tenant does not currently meet the required lease coverage thresholds.

Distributions from Unconsolidated Entities

As of June 30, 2015, we had an investment in five unconsolidated properties through a joint venture.  Pursuant to the joint venture agreement, we are entitled to receive quarterly preferred cash distributions to the extent there is cash available to distribute.  These distributions are generally received within 45 days after each quarter end.  During the six months ended June 30, 2015, we received approximately $0.5 million of operating distributions from our investment in these unconsolidated entities.

For the six months ended June 30, 2014, we received approximately $1.0 million of operating distributions from our two investments in unconsolidated entities.  In August 2014, we acquired our co-venture partner’s 10% interest in the Montecito Joint Venture for approximately $1.6 million.  As a result, we own 100% of the Montecito Joint Venture and began consolidating all of the assets, liabilities and results of operations in our consolidated financial statements upon acquisition.

Net Cash Provided by Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income (“NOI”) from our properties, which primarily is rental income from operating leases, resident fees and services, tenant reimbursement income and interest income less the property operating expenses and property management fees from managed properties.  We experienced positive cash flow from operating activities for the six months ended June 30, 2015 and 2014 of approximately $22.1 million and $11.3 million, respectively.

The increase in cash flows from operating activities for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily the result of the following:

•

an increase in total revenues and NOI for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily as the result of having 107 consolidated operating properties in 2015 as compared with 73 consolidated operating properties in 2014; and

•

a decrease in acquisition fees and expenses during the six months ended June 30, 2015, in which we acquired 15 consolidated operating properties during the period totaling $271.4 million, compared with the six months ended June 30, 2014, in which we purchased 16 consolidated operating properties totaling $384.7 million and included a large portfolio of value-add properties.  The acquisition fees and expenses were funded by proceeds from our Offerings or debt proceeds and are treated as an operating activity in accordance with GAAP;

•

offset by a decrease in expense support of approximately $1.5 million related to asset management fees that were foregone by our Advisor under the Advisor Expense Support Agreement (discussed below), which is primarily reflective of our growth in NOI outpacing the growth in our distributions, interest expense and other expenses;  and

•	a decrease resulting from the payment of lease incentives (discussed below) of approximately $5.8 million.

As we continue to acquire additional properties we expect that cash flows provided by operating activities will continue to grow.

Expense Support Agreements

As discussed above, during the six months ended June 30, 2015, our cash from operating activities was positively impacted by the Expense Support Agreements, which we entered into with our Advisor and Property Manager commencing on April 1, 2013 and July 1, 2013, respectively, and which automatically renew for successive one-year periods thereafter, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice.  Pursuant to the Expense Support Agreements, our Advisor and Property Manager have agreed to forgo the payment of fees in cash and accept restricted forfeitable stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) our aggregate modified funds from operations (as defined in the Expense Support Agreements).  The Advisor expense support amount is determined for each calendar quarter, on a non-cumulative basis, on each quarter-end date.  The Property Manager expense support amount is determined for each calendar quarter, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each quarter-end date.  For the quarter and six months ended June 30, 2015, our Advisor had settled approximately $0.9 million and $1.4 million, respectively, in asset management fees in accordance with the terms of the Advisor Expense Support Agreement.  For the quarter and six months ended June 30, 2014, our Advisor had settled approximately $2.0 million and $2.9 million, respectively, in asset management fees in accordance with the terms of the Advisor Expense Support Agreement.  There were no amounts settled under the Property Manager expense support agreement through June 30, 2015.

In exchange for services rendered and in consideration of the expense support provided, the Company will issue, within 45 days following each Determination Date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by to the Advisor and Property Manager for the preceding quarter divided by the then-current public offering price per share of common stock, on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreements. Any amounts deferred, and for which restricted stock shares are issued, pursuant to the Expense Support Agreements will be permanently waived and the Company will have no obligation to pay such amounts to the Advisor or the Property Manager. The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their original invested capital back with at least a 6% annualized return on investment upon ultimate liquidity of the company

Refer to Note 11. “Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Acquisitions

During the six months ended June 30, 2015 and 2014, we acquired 15 and 16 consolidated operating properties for an aggregate purchase price paid of approximately $270.2 million and $353.4 million, respectively, net of liabilities assumed.  The acquired operating properties were spread across our targeted asset classes and located in 10 and five different states, respectively, which allowed us to expand both the variety of our asset classes and the geographical diversification of our healthcare investment portfolio.  In addition, the operating properties acquired during the six months ended June 30, 2015 increased our total units by 40. The operating properties acquired during the six months ended June 30, 2014 increased our total units by 1,303. Furthermore, during the six months ended June 30, 2015 and 2014, our total leasable square footage increased by approximately 0.7 million and 0.3 million, respectively.  We expect to continue to expand our healthcare investment portfolio in the near term through additional acquisitions.

Development Properties

In connection with our various seniors housing developments, we funded approximately $33.8 million and $22.1 million in development costs during the six months ended June 30, 2015 and 2014, respectively.  Pursuant to the development agreements for the other active seniors housing communities under development as of June 30, 2015, we expect to fund approximately $39.1 million of additional development and other costs.  We expect to fund the remaining development and other costs primarily from construction loans on each development or with proceeds from our Offerings.  Our Advisor continues to evaluate additional development opportunities.

Debt Repayments

During the six months ended June 30, 2015, we paid approximately $106.9 million of total repayments which is comprised of $31.4 million in repayments on our Revolving Credit Facility, $64.5 million in repayments on our mortgage loans for the Perennial Communities and Medical Portfolio I Properties, respectively, prior to their scheduled maturities, $2.6 million of prepayments on our mortgage loan for the Capital Health Communities related to monies received under the Yield Guaranty and $8.4 million of scheduled repayments.  During the six months ended June 30, 2014, we had total repayments of $4.0 million.

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

During the six months ended June 30, 2015, we paid approximately $37.4 million and $19.9 million, respectively, of stock issuance and offering costs.

Lease Incentives

During the six months ended June 30, 2015, we paid approximately $1.1 million of lease incentives in connection with the build-out of space for certain tenants at our medical office buildings.  There were no lease incentives paid during the quarter and six months ended June 30, 2014.  Lease incentives are capitalized as deferred rent and amortized over the respective lease terms.

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

In addition, in April 2015, we executed a lease modification with the tenant at Memorial Hermann Orthopedic & Spine Hospital (“MHOSH”), which included an extension of the lease term from 2023 to 2038 and provides the tenant with three 10-year renewal options.  In connection therewith, the tenant agreed to extend the lease term of its current space in the MHOSH MOB from 2023 to

2038 and lease approximately 7,000 square feet of additional space by the end 2015 that would be co-terminus with lease terms through 2038.  We paid the tenant approximately $3.0 million of aggregate lease incentives in connection with the lease modifications and leasing of additional space.

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for quarter and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at then-current offering price)	Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by Operating Activities (3)
2015 Quarters
First	$0.1059	$13,248	$7,648	$5,600	943	$9,977	$23,225	$11,317
Second	0.1059	14,895	8,619	6,276	1,060	11,215	26,110	10,757
Total	$0.2118	$28,143	$16,267	$11,876	2,003	$21,192	$49,335	$22,074

2014 Quarters
First	$0.1014	$6,147	$3,349	$2,798	455	$4,614	$10,761	$6,277
Second	0.1014	7,145	3,916	3,229	529	5,364	12,509	5,035
Total	$0.2028	$13,292	$7,265	$6,027	984	$9,978	$23,270	$11,312

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)

For the six months ended June 30, 2015 and 2014, our net loss was approximately $31.4 million and $24.8 million, respectively, while cash distributions declared were approximately $28.1 million and $13.3 million, respectively, and total distributions declared were approximately $49.3 million, and $23.3 million, respectively.  For the six months ended June 30, 2015 and 2014, approximately 78% and 84%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 22% and 16%, respectively, were considered to be funded with other sources (i.e., Offering proceeds).  For the six months ended June 30, 2015 and 2014, approximately 45% and 49%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 55% and 51%, respectively, of total distributions declared to stockholders were considered to be funded with other sources (i.e., Offering proceeds).

(3)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions.  For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations.  However, acquisition fees and costs are paid for with proceeds from our Offerings as opposed to operating cash flows.  For the six months ended June 30, 2015 and 2014, we expensed approximately $6.9 million and $12.0 million, respectively, in acquisition fees and expenses, which were paid from the proceeds of our Offerings.  Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

The tax composition of our distributions declared for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
Distribution Type	2015	2014
Taxable as ordinary income	34.5%	25.4%
Return of capital	65.5%	74.6%

No amounts distributed to stockholders for the six months ended June 30, 2015 and 2014 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

The following tables present a summary of requests received and shares redeemed pursuant to our stock redemption plan during the six months ended June 30, 2015 and 2014:

2015 Quarters	First	Second	Total
Redemptions requested	204,184	195,873	400,057
Shares redeemed	(204,184)	(195,873)	(400,057)
Pending redemption requests	—	—	—
Average price paid per share	$9.51	$9.51	$9.51

2014 Quarters	First	Second	Total
Redemptions requested	28,343	75,313	103,656
Shares redeemed	(28,343)	(75,313)	(103,656)
Pending redemption requests	—	—	—
Average price paid per share	$9.13	$9.13	$9.13

Common Stock Redemptions

We have adopted a redemption plan that allows our stockholders who hold shares for at least one year to request that we redeem between 25% and 100% of their shares.  If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

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

During the six months ended June 30, 2015, we received redemption requests for 0.4 million shares at a redemption price of $9.51 per share of which approximately $2.8 million was paid and approximately $1.9 million was payable as of June 30, 2015. During the six months ended June 30, 2014, we received redemption requests for 0.1 million shares at a redemption price of $9.13 per share of which approximately $0.2 million was paid and approximately $0.7 million was payable as of June 30, 2014.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2014.

As of June 30, 2015, we owned 107 real estate investment properties and our portfolio consisted of 3,971 units operated under management agreements with third-party operators under RIDEA structures and approximately 4.2 million leasable square feet that was 95.3% leased to third-party tenants.

In understanding our operating results in the accompanying condensed consolidated financial statements, it is important to understand how the growth in our assets has impacted our results.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated NOI from acquisitions made after January 1, 2014, which are excluded as we did not own those properties during the entirety of all periods presented.  The chart below illustrates our net losses, property-level NOI and same-store NOI for the quarter and six months ended June 30, 2015 and 2014 (in thousands), and the amount invested in properties as of June 30, 2015 and 2014 (in thousands):

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Net loss	$(13,415)	$(12,303)			$(31,409)	$(24,826)
Adjusted to exclude:
General and administrative expenses	2,565	1,935			4,584	3,692
Acquisition fees and expenses	4,536	4,792			6,866	11,997
Asset management fees	4,131	1,049			8,341	2,819
Contingent purchase price consideration adjustment	(321)	(1,321)			(321)	(1,321)
Impairment provision	―	―			5,524	―
Depreciation and amortization	24,000	14,699			47,293	26,561
Other expenses, net of other income	9,743	8,920			19,774	14,098
Income tax expense (benefit)	22	2			86	(28)
NOI	31,261	17,773			60,738	32,992
Less: Non-same-store NOI	(12,911)	(1,112)			(30,770)	(5,378)
Same-store NOI	$18,350	$16,661	$1,689	10.1%	$29,968	$27,614	$2,354	8.5%
Invested in operating properties, end of period (in millions)	$2,137	$1,286			$2,137	$1,286

We anticipate using our cash on hand as of June 30, 2015, additional borrowings as well as additional net proceeds received through our Offerings to invest in additional properties.  As such, we anticipate additional operating income will be generated in subsequent periods.

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

Quarter and six months ended June 30, 2015 as compared to the quarter and six months ended June 30, 2014

Rental Income from Operating Leases. Rental income from operating leases was approximately $22.2 million and $43.9 million for the quarter and six months ended June 30, 2015, respectively, as compared to $10.4 million and $20.1 million for the quarter and six months ended June 30, 2014, respectively.  The increase in rental income from operating leases resulted from our acquisition of 23 medical office buildings, three post-acute care hospitals, three acute care hospitals and three leased seniors housing communities subsequent to June 30, 2014 as well as two medical office buildings and one acute care hospital acquired during the six months ended June 30, 2014 being owned for the entire period.  We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with operating leases.

Resident Fees and Services. Resident fees and services income was approximately $41.7 million and $81.8 million for the quarter and six months ended June 30, 2015, respectively, as compared to $30.5 million and $52.5 million for the quarter and six months ended June 30, 2014, respectively.  The increase in resident fees and services is a result of the two managed seniors housing communities acquired subsequent to June 30, 2014, 13 managed seniors housing communities acquired during the six months ended June 30, 2014 being owned for the entire period, as well as Dogwood Forest of Acworth being placed into service in June 2014 and same-store growth from HarborChase of Villages Crossing that was placed into service in December 2013.  We expect this revenue stream to increase as these investments are held in future periods, our value-add and completed development properties stabilize and we acquire additional managed seniors housing communities.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $3.5 million and $6.9 million for the quarter and six months ended June 30, 2015, respectively, as compared to $1.4 million and $2.8 million for the quarter and six months ended June 30, 2014, respectively.  This amount is comprised of common area maintenance (“CAM”) revenue and the increase resulted from our acquisition of 23 medical office buildings, three post-acute care hospitals and three acute care hospitals subsequent to June 30, 2014 as well as two medical office buildings during the six months ended June 30, 2014 being owned for the entire period.  We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with modified operating leases.

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

Property Operating Expenses. Property operating expenses were approximately $32.9 million and $65.2 million for the quarter and six months ended June 30, 2015, respectively, as compared to $22.6 million and $39.0 million for the quarter and six months ended June 30, 2014, respectively.  This increase is a result of our acquisition of two managed seniors housing communities, 23 medical office buildings, three post-acute care hospitals and three acute care hospitals subsequent to June 30, 2014 as well as 13 managed seniors housing communities, two medical office buildings and one acute care hospital acquired during the six months ended June 30, 2014 being owned for the entire period.  In addition, Dogwood Forest of Acworth and HarborChase of Villages Crossing were placed into service in June 2014 and December 2013, respectively, which further contributed to the increase as operations continued to ramp-up across periods.  We expect property operating expenses to increase as these investments are held in future periods, our value-add and completed development properties stabilize and we acquire additional properties.

General and Administrative. General and administrative expenses were approximately $2.6 million and $4.6 million for the quarter and six months ended June 30, 2015, respectively, as compared to $1.9 million and $3.7 million for the quarter and six months ended June 30, 2014, respectively.  General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees and will continue to grow as our asset base increases.  The increase in general and administrative expense was primarily attributed to increased costs as a result of the growth of our portfolio.  Specifically, we incurred increased personnel expenses reimbursable to the Advisor due to increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting.  We expect increases in general and administrative expenses in the future as we purchase additional real estate properties and the properties acquired during the six months ended June 30, 2015 are operational for a full period.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $4.5 million and $6.9 million for the quarter and six months ended June 30, 2015, respectively.  We incurred approximately $6.2 million and $14.6 million for the quarter and six months ended June 30, 2014, respectively, of which $1.4 million and $2.6 million were capitalized as real estate under development.  No acquisition fees and expenses were capitalized for the quarter and six months ended June 30, 2015.  The decrease in acquisition fees and expenses is a result of having acquired 15 operating properties totaling approximately $271.4 million during the six months ended June 30, 2015, as compared with the acquisition of 16 operating properties totaling approximately $384.7 million which included a large value add acquisition during the six months ended June 30, 2014.  We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate or real estate-related assets.

Asset Management Fees. We incurred asset management fees payable to our Advisor of approximately $5.2 million and $10.1 million for the quarter and six months ended June 30, 2015, respectively, as compared to $3.1 million and $5.8 million for the quarter and six months ended June 30, 2014, respectively.  For the quarter and six months ended June 30, 2015, approximately $0.9 million and $1.4 million, respectively, in asset management fees were settled in accordance with the terms of the Expense Support Agreements and approximately $0.2 million and $0.3 million, respectively, were capitalized as real estate under development.  For the quarter and six months ended June 30, 2014, approximately $2.0 million and $2.9 million, respectively, in asset management fees were settled in accordance with the terms of the Expense Support Agreements and approximately $0.07 million and $0.1 million, respectively, were capitalized as real estate under development.  As described in Note 11. “Related Party Arrangements,” during the quarter and six months ended June 30, 2015, asset management fees were reduced by $0.9 million and $1.4 million, respectively, because the shares of restricted stock, which will be accepted by the Advisor as payment for asset management services rendered, were valued at zero— the lowest possible value estimated at vesting since the vesting criteria had not been met.   For the quarter and six months ended June 30, 2014, approximately $2.0 million and $2.9 million in asset management fees were settled with issuance of restricted stock in accordance with the Expense Support Agreements.  Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.  We expect increases in asset management fees in the future as we purchase additional real estate or real estate-related assets and the properties owned as of June 30, 2015 are operational for a full period; however, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Property Management Fees. We incurred property and construction management fees of approximately $4.3 million and $8.4 million for the quarter and six months ended June 30, 2015, respectively, as compared to $2.3 million and $4.1 million for the quarter and six months ended June 30, 2014, respectively.  For the quarter and six months ended June 30, 2015, approximately $1.0 million and $1.8 million, respectively, as compared to $0.2 million and $0.3 million for the quarter and six months ended June 30, 2014, respectively, were capitalized as real estate under development.  Property management fees generally range from 2% to 5% of property revenues for leased properties, depending on the type of property, and are paid to third-party managers.  However, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party.  Overall property management fees increased as a result of the increases in rental income from operating leases and resident fees and services from acquisitions subsequent to June 30, 2014, as well as the properties acquired during the quarter ended June 30, 2014 being owned for the entire six months ended June 30, 2015.  Although we expect total property management fees will increase during the remainder of 2015, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Impairment Provision. During the six months ended June 30, 2015, we recorded an impairment provision to write-off the lease intangibles and deferred rent assets related to two of our specialty hospitals, as it was determined that the carrying value of these assets would not be recoverable; refer to Note 5. “Intangibles, net” for additional information.  There were no impairments during the quarter ended June 30, 2015 or the quarter and six months ended June 30, 2014.

Contingent Purchase Price Consideration Adjustment.  During the quarter and six months ended June 30, 2015, based on lower than expected occupancy and revised projections of future net operating income, we revised our fair value estimate of our Capital Health Yield Guaranty receivable by approximately $0.3 million and recognized a reduction to our operating loss in the accompanying condensed consolidated statements of operations as compared to $1.3 million for quarter and six months ended June 30, 2014.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $24.0 million and $47.3 million for the quarter and six months ended June 30, 2015, respectively, as compared to approximately $14.7 million and $26.6 million for the quarter and six months ended June 30, 2014, respectively.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The increase in depreciation and amortization expense across periods resulted from our acquisition of two managed seniors housing communities, three leased seniors housing communities, 23 medical office buildings, three post-acute care hospitals and three acute care hospitals subsequent to June 30, 2014, as well as 13 managed seniors housing communities, two medical office buildings and one acute care hospital acquired during the six months ended  June 30, 2014 being owned for the entire period and Dogwood Forest of Acworth being placed into service in June 2014.  We expect depreciation and amortization expense to increase as these investments are held in future periods and we acquire additional properties.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $10.3 million and $20.6 million for the quarter and six months ended June 30, 2015, respectively, as compared to approximately $7.7 million and $13.6 million for the quarter and six months ended June 30, 2014, respectively. For the quarter and six months ended June 30, 2015, approximately $0.7 million and $1.3 million, respectively, were capitalized as development costs relating to our real estate under development, as compared to approximately $0.1 million and $0.5 million for the quarter and six months ended June 30, 2014, respectively. Approximately $1.3 million and $4.9 million of the increase for the quarter and six months ended June 30, 2015, respectively, was primarily the result of an increase in our average debt outstanding to approximately $1.0 billion and $1.1 billion, respectively, as compared with approximately $0.7 billion and $0.7 billion for the quarter and six months ended June 30, 2014, respectively.  In addition, during the quarter and six months ended June 30, 2015, we incurred approximately $0.2 million and $0.4 million, respectively, in additional loan cost amortization relating to debt obtained subsequent to June 30, 2014, as well as approximately $0.1 million relating to debt obtained on properties acquired during the quarter and six months ended June 30, 2014.  Moreover, during the quarter and six months ended June 30, 2015, we recorded a write-off of approximately $0.2 million and $0.5 million, respectively, in loan costs and paid approximately $0.2 million and $0.3 million, respectively, on the derecognition of cash flow hedges in connection with the early extinguishment of debt.

Equity in Earnings (Loss) of Unconsolidated Entities. Our unconsolidated entities generated losses of approximately $0.3 million and $0.5 million for quarter and six months ended June 30, 2015, respectively, relating to our investment in the Windsor Manor joint venture, as compared to losses of approximately $1.4 million and $1.0 million for the quarter and six months ended June 30, 2014 relating to our investments in the Windsor Manor and Montecito joint ventures.  Equity in earnings (loss) from unconsolidated entities is determined using the hypothetical liquidation book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as a result of our distribution preferences.

Income Tax (Expense) Benefit.  During the quarter and six months ended June 30, 2015, we recognized state and federal income tax expense related to our properties of approximately $0.02 million and $0.1 million, respectively, as compared to approximately two thousand dollars of expense and $0.03 million of benefit for the quarter and six months ended June 30, 2014, respectively.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses for business combinations from a capitalization/depreciation model) to an expensed-as-incurred model that were put into effect in 2009, and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP and accounted for as operating expenses.  Our management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after its acquisition activity ceases.  Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We believe that because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.  Now that our NAV is disclosed and updated at least annually, MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete.  FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(13,410)	$(12,303)	$(31,409)	$(24,826)
Adjustments:
Depreciation and amortization	24,000	14,699	47,293	26,561
Impairment provision on real estate assets	―	―	4,661	―
FFO adjustments from unconsolidated entities (1)	338	1,859	958	2,020
Total funds from operations	10,928	4,255	21,503	3,755
Acquisition fees and expenses (2)	4,536	4,792	6,866	11,997
Straight-line adjustments for leases (3)	(877)	(650)	(1,795)	(1,271)
Amortization of above/below market intangible assets and liabilities (4)	255	64	400	117
Loss on extinguishment of debt (5)	441	―	749	―
Loss on lease terminations (6)	―	―	863	―
Adjustments to contingent purchase price consideration (7)	(321)	(1,321)	(321)	(1,321)
MFFO adjustments from unconsolidated entities (1)	―	19	―	33
Modified funds from operations	$14,962	$7,159	$28,265	$13,310
Weighted average number of shares of common stock outstanding (basic and diluted) (8)	145,065	76,234	137,921	71,354
Net loss per share (basic and diluted)	$(0.09)	$(0.16)	$(0.23)	$(0.35)
FFO per share (basic and diluted)	$0.08	$0.06	$0.16	$0.05
MFFO per share (basic and diluted)	$0.10	$0.09	$0.20	$0.19

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
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

(6)

Management believes that adjusting for impairment provisions on lease related costs is appropriate because they are non-recurring, non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.  We recorded an impairment provision for deferred rent from prior GAAP straight-lining adjustments which resulted from a change in our expected holding periods for those properties.

(7)

Management believes that the elimination of the adjustments to contingent purchase price consideration included in operating income (expense) for GAAP purposes is appropriate because the adjustment is a non-recurring adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

(8)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Off-Balance Sheet Arrangements

In May 2015, it was determined that the Windsor Manor joint venture did not meet the debt service coverage requirement per the loan agreement as the debt service coverage ratio fell below the 1.35 minimum requirement for the reporting period ending March 31, 2015. As a result, a waiver was obtained from the lender as of March 31, 2015.  In July 2015, it was determined that the Windsor Manor joint venture did not meet the same debt service coverage requirement for the reporting period ending June 30, 2015 and an additional waiver was obtained from the lender.  As of June 30, 2015, approximately $21.6 million remained outstanding under the loan agreement.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of June 30, 2015:

	Payments Due by Period
	2015	2016-2017	2018-2019	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$24,187	$138,028	$647,758	$171,392	$981,365
Credit Facilities (principal and interest)	4,495	58,990	179,056	―	242,541
Development contracts on development properties (1)	24,616	14,501	―	―	39,117
Ground and air rights leases (2)	752	3,090	3,225	112,663	119,730
	$54,050	$214,609	$830,039	$284,055	$1,382,753

FOOTNOTES:

(1)

The amounts presented above represent accrued development costs as of June 30, 2015 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs.  The amounts include approximately $36.1 million of contractual obligations with third-party developers and approximately $3.0 million of additional expected development costs that have been included in the respective development budgets.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risks

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

The following is a schedule as of June 30, 2015, of our fixed and variable rate debt maturities for the remainder of 2015, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2015	2016	2017	2018	2019	Thereafter		Total	Fair Value (1)
Fixed rate debt	$4,539	$9,371	$9,791	$203,991	$4,942	$158,623		$391,257	$403,000
Weighted average interest rate on fixed debt	4.25%	4.25%	4.25%	4.30%	4.13%	4.12%		4.22%
Variable rate debt	$5,028	$28,668	$81,167	$95,571	$476,092	―		$686,526	$692,000
Average interest rate on variable rate debt	LIBOR + 2.47%	LIBOR + 2.47%	LIBOR + 2.49%	LIBOR + 2.46%	LIBOR + 2.44%	―	%	LIBOR + 2.45%

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2015. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2015, compared to LIBOR rates as of June 30, 2015, would result in fluctuation of interest expense on our variable rate debt of approximately $6.9 million for the year ending December 31, 2015.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of June 30, 2015, the Company’s debt is comprised of approximately 36.3% in fixed rate debt, approximately 49.5% in variable rate debt with current or forward-starting interest rate swaps and approximately 14.2% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate swaps on unhedged variable rate debt.

Item 4.Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings – None

Item 1A.Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Secondary Sales of Registered Shares between Investors

We are not aware of any other transfers of shares by investors for the quarter and six months ended June 30, 2015 and we are not aware of any other trades of our shares, other than previous purchases made in our public offerings and redemptions of shares by us.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between April 1, 2015 and June 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publically announced plan	Maximum number of shares that may yet be purchased under the plan (1)
April 1, 2015 through April 30, 2015	―	―	―	2,902,845
May 1, 2015 through May 31, 2015	―	―	―	2,985,243
June 1, 2015 through June 30, 2015	195,873	$9.51	195,873	2,946,980
Total	195,873	$9.51	195,873

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

Use of Proceeds from Registered Securities

On June 27, 2011, our Registration Statement (File No. 333-168129) was declared effective by the SEC and our Initial Offering commenced and continued through the effectiveness of our Follow-on Offering on February 2, 2015.  The use of proceeds through the close of our Initial Offering was as follows (in thousands, except shares):

	Total	Payments to Affiliates (2)	Payments to Others
Shares registered	300,000,000
Aggregate price of offering amount registered	$3,000,000
Shares sold (1)	128,663,652
Aggregate amount sold (3)	$1,271,440
Offering expenses (4)	(144,854)	$(87,759)	$(57,095)
Net offering proceeds to the issuer	1,126,586
Proceeds from borrowings, net of loan costs	1,285,923
Total net offering proceeds and borrowings	2,412,509
Purchases of real estate and development costs	(2,080,577)	―	(2,080,577)
Repayment of borrowings	(246,660)	―	(246,660)
Payment of acquisition fees and expenses	(61,904)	(40,534)	(21,370)
Investments in unconsolidated entities	(9,509)	―	(9,509)
Payment of distributions(5)	(4,209)	(19)	(4,190)
Redemption of common stock	(5,290)	―	(5,290)
Distribution to holder of promoted interest	(2,000)	―	(2,000)
Operating expenses (5)	(1,801)	(1,466)	(335)
Payment of leasing costs	(559)	―	(559)
Unused proceeds from Offering and borrowings	$—

FOOTNOTES:

(1)	Excludes 22,222 unregistered shares of our common stock sold to the Advisor in June 2010 and approximately $3.7 million shares issued as stock distributions through the close of our Initial Offering.
(2)

Represents direct or indirect payments to directors, officers, or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer.

(3)	Excludes dividend reinvestment proceeds of approximately $27.1 million through the close of our Initial Offering.
(4)

Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the Managing Dealer of our Offerings (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer).  Reimbursements to our Advisor of expenses of the Offerings that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs and registration fees are included in payments to others for purposes of this table.

(5)

We paid distributions, debt service and operating expenses from net proceeds of our Initial Offering and borrowings.  The amounts presented above represent the net proceeds used for such purposes through the close of our Initial Offering.

Item 3.Defaults Upon Senior Securities - None

Item 4.Mine Safety Disclosure – Not Applicable

Item 5.Other Information - None

Item 6.Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 2015.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Treasurer and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.57

Purchase and Sale Agreement dated as of January 9, 2015, by and among UT Cancer Institute Building L.P., CHP Partners, LP and First American Title Insurance Company. (Filed on January 15, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.)

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.