Form 10-K
period 2015-12-31
CNL Healthcare Properties, Inc.
filed 2016-03-16
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

There is currently no established public market for the registrant’s shares of common stock.  Based on the $10.58 offering price of the shares in effect on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was $1.6 billion.

The number of shares of common stock of the registrant outstanding as of March 3, 2016 was 174,430,100.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Healthcare Properties, Inc.

Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders

(Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than

April 30, 2016.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

General

CNL Healthcare Properties, Inc. is a Maryland corporation incorporated on June 8, 2010 that qualified as a real estate investment trust (“REIT”) beginning with the year ended December 31, 2012 for United States (“U.S.”) federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Healthcare Corp. (“Advisor”).  Our Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Healthcare Manager Corp. (“Property Manager”) to manage our properties under a six year property management agreement, the term of which expires on June 8, 2017.

We had no operations prior to the commencement of our initial public offering on June 27, 2011 (“Initial Offering”).  The net proceeds from our public offerings were contributed to CHP Partners, LP (“Operating Partnership”), in exchange for partnership interests.  Substantially all of our assets are held by, and all operations are conducted, either directly or indirectly, through: (1) the Operating Partnership in which we are the sole limited partner and our wholly owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly owned taxable REIT subsidiary (“TRS”), CHP TRS Holding, Inc.; (3) property owner subsidiaries and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Investment Objectives and Strategy

Our primary investment objectives have been to invest in a diversified portfolio of assets that will allow us to:

•	provide stockholders with attractive and stable cash distributions;
•	preserve, protect and grow stockholders’ invested capital; and
•	explore liquidity opportunities in the future, such as the sale of either the Company or our assets, potential merger, or the listing of our common shares on a national securities exchange.

There can be no assurance that we will be able to achieve our investment objectives.

With the completion of our public offerings, our Advisor is focused on actively managing our diversified portfolio of healthcare real estate and real estate-related assets within the seniors housing, medical office, post-acute care and acute care asset classes.  The types of seniors housing properties that we have acquired include independent and assisted living facilities, continuing care retirement communities, and Alzheimer’s / memory care facilities.  The types of medical office facilities that we have acquired include medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that we have acquired include skilled nursing facilities and inpatient rehabilitative facilities.  The types of acute care facilities that we have acquired include general acute care hospitals and specialty surgical hospitals.  We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

We have primarily leased our seniors housing properties to wholly owned TRS entities and engaged independent third-party managers under management agreements to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”).  We have also leased certain of our seniors housing properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties have been leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, most of our investments are wholly owned, although, we have invested through partnerships with other entities where we believe it is appropriate and beneficial.   We have and will continue to invest in new property developments or properties which have not reached full stabilization.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate and real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 33 states. The map below shows our current property allocations across geographic regions as of March 3, 2016:

As of March 3, 2016, our healthcare investment portfolio consisted of interests in 144 properties, including 74 seniors housing communities, 54 medical office buildings (“MOB”), 11 post-acute care facilities and five acute care hospitals.  Of our properties held at March 3, 2016, eight of our 74 seniors housing communities currently have real estate under development or current expansion projects and five were owned through an unconsolidated joint venture. One of our 11 post-acute care facilities currently has real estate under development. The following table summarizes our healthcare portfolio by asset class and investment structure as of March 3, 2016:

		Amount of	Percentage
Type of Investment	Number of Investments	Investments (in millions)	of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$327.7	11.4%
Seniors housing managed (2)	48	1,221.2	42.5%
Seniors housing developments (3)	6	59.0	2.1%
Seniors housing expansion projects (3)	(4)	0.3	0.0%
Medical office leased (1)	54	929.9	32.4%
Post-acute care leased (1)	10	148.0	5.1%
Post-acute care development (3)	1	3.2	0.1%
Acute care leased (1)	5	153.9	5.3%
Unconsolidated investments:
Seniors housing managed (5)	5	31.1	1.1%
	144	$2,874.3	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	Investments herein represent funded and accrued development costs as of December 31, 2015.
(4)	Investments herein relate to expansion projects whose property counts are included in seniors housing managed.
(5)

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

In addition to operating statistics of the underlying properties, when evaluating the performance of our healthcare portfolio within the seniors housing and post-acute care asset classes, management reviews occupancy levels and monthly revenue per occupied unit (“RevPOU”), which we define as total revenue divided by average number of occupied units or beds during a month and is considered a performance metric within these asset classes.  Similarly, within the medical office and acute care asset classes, management reviews operating statistics of the underlying properties, including occupancy levels and monthly rent per square foot.  Lastly, when evaluating the performance of our third-party operators or developers, management reviews monthly financial statements, property-level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits.  All of the aforementioned metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

Furthermore, in our evaluation of the properties that we have purchased and any additional properties that we may purchase, we consider the operating stage of the investments within the following stages: development, value-add or stabilizing and stabilized.  Development properties are those in which we or our joint venture have purchased land for the development of new operating properties.  We typically hold rights as the owner or managing member of the development properties while a third-party or our joint venture partner manages the development, construction and certain day-to-day operations of the property subject to our oversight.  Stabilizing properties are either developed properties that have been fully constructed and in lease-up phase (typically 18 months post-construction) or existing (“value-add”) properties in which we expect to make capital investments to upgrade or expand.  A property is considered stabilized upon the earlier of (i) when the property reaches 85% occupancy for a trailing three month period, or (ii) a two year period from acquisition or completion of development.  For those assets that are above an 85% occupancy level and subsequently drop below 85%, they are reclassified to stabilizing until they hit the trailing three month 85% occupancy metric.

We have increased the level of our investment in new ground-up development and value-add or stabilizing properties.  During the construction and lease-up phase, these types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our results of operations and net asset valuation.  However, we believe that investing a portion of our capital into these types of properties is beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions.  Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

Based on revenues as of December 31, 2015, the Company’s portfolio is comprised of 77.7% stabilized properties, of which 3.0% are completed developments that have stabilized but are still in the lease-up phase and 22.3% value-add or stabilizing properties, of which 0.7% are recently completed developments that are currently stabilizing and in the lease-up phase.

The following table lists the occupancy, RevPOU and rent per square feet of our 132 consolidated operating properties by asset class as of December 31, 2015:

Operating Stage	Occupancy %	RevPOU	Rent per Square Feet
Value-add or Stabilizing:
Seniors Housing	81.0%	$3,632	$—
Medical Office	79.6%	$—	$2.83
Acute Care (1)	0.0%	$—	$—
Stabilized:
Seniors Housing	90.7%	$4,594	$—
Medical Office	95.4%	$—	$2.76
Acute Care	100.0%	$—	$3.72
Post-Acute Care (2)	99.9%	$6,801	$2.73

FOOTNOTES:

(1)

This represents a single specialty hospital which was vacant until January 2016. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tenant Workouts” for more information.

(2)	Post-acute care is comprised of skilled nursing facilities, which are evaluated based on RevPOU, and inpatient rehab hospitals, which are evaluated based on rent per square feet.

Real Estate Under Development

As of March 3, 2016, we had interests in seven properties under development and two properties with expansion projects that will provide us with 890 additional units upon completion as follows:

Property Name(and Location)	Developer	Number of Units Upon Completion	Development Costs Incurred (in millions) (1)	Remaining Development Budget (in millions)(2)	Maximum Construction Loans (in millions)	Estimated Completion Date
Developments
Raider Ranch (Lubbock, TX)	South Bay Partners, Ltd	72 units	$9.9	$2.3	$2.2	1st quarter 2016
Watercrest at Katy (Katy, TX) (3)	South Bay Partners, Ltd	210 units	26.6	16.2	16.1	3rd quarter 2016
Welbrook Senior Living Grand Junction (Grand Junction, CO)	Embree Asset Group, Inc.	50 units	3.2	10.7	—	4th quarter 2016
Waterstone (Greenville, SC)	The Balance Group, Inc.	114 units	7.2	21.3	18.9	1st quarter 2017
Wellmore of Lexington (Lexington, SC)	Maxwell Group, Inc.	212 units	8.7	46.3	35.7	2nd quarter 2017
Dogwood Forest of Grayson (Grayson, GA)	Solomon Development Services, LLC	99 units	4.0	23.0	16.4	3rd quarter 2017
Fieldstone at Pear Orchard (Yakima, WA) (4)	Cascadia Development, LLC	75 units	2.6	13.1	10.9	4th quarter 2017
Expansion Projects
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	32 units	0.2	5.6	—	1st quarter 2017
Brookridge Heights Assisted Living & Memory Care (Marquette, MI)	Capital Health Partners	26 units	0.1	4.7	—	2nd quarter 2017
	Total	890 units	$62.5	$143.2	$100.2

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of these properties as of December 31, 2015.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount includes preleasing and marketing costs which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 95%.
(4)	This property is owned through a joint venture in which the Company’s initial ownership interest is 75%.

The development budgets include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties.  Generally, an affiliate of the developer of the respective community coordinates and supervises the management and administration of the development and construction.  Each developer is responsible for any cost overruns beyond the approved development budget for the applicable project.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of December 31, 2015:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	22.9%	2022-2025
Parc Communities, LLC	2	385	7.0%	2017
Novant Medical Group, Inc.	5	276	5.0%	2018-2025
Other tenants (1)	64	3,582	65.1%	2016-2033
	84	5,504	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	5	1,319	24.7%	2019
Prestige Senior Living, LLC	13	895	16.8%	2019
MorningStar Senior Management, LLC	4	834	15.6%	2018-2019
Other operators (1)	26	2,285	42.9%	2017-2025
	48	5,333	100.0%

FOOTNOTE:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our rentable square footage.

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

Tenant Lease Expirations

As of December 31, 2015, we owned 84 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases.  During the year ended December 31, 2015, our rental revenues from operating leases represented approximately 33.6% of our total revenues.  As of December 31, 2015, approximately 68.5% of our rental revenues from operating leases were scheduled to expire in 2020 or later.  We do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date.  As of December 31, 2015, approximately 31.5% of our rental revenues from operating leases were scheduled to expire through 2020.  We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms.  Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.”  Although modifications to leases could adversely impact our cash flows from operations in the near term, we anticipate that any extensions of existing lease terms could increase the value of our properties.  Also, certain amendments or modifications to the terms of existing leases could require lender approval.

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

The following table lists, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st and thereafter on our consolidated healthcare investment portfolio (excludes real estate under development), assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of December 31, 2015:

Year of Expiration (1)	Number of Tenants	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2016	65	225	$5,616	5.1%
2017	70	648	11,512	10.5%
2018	99	410	10,504	9.5%
2019	67	294	7,104	6.4%
2020	54	321	7,542	6.9%
2021	21	147	3,354	3.0%
2022	22	1,019	14,748	13.4%
2023	59	636	14,879	13.5%
2024	8	239	5,669	5.2%
2025	29	603	11,816	10.7%
Thereafter	34	724	17,392	15.8%
Total	528	5,266	$110,136	100.0%

Weighted Average Remaining Lease Term (in years): (3) 7.4

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Share Price Valuation

We have adopted a valuation policy designed to follow recommendations of the Investment Program Association (“IPA”), in the IPA Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, which was adopted by the IPA effective May 1, 2013 (“IPA Valuation Guideline”).  The purpose of our valuation policy is to establish guidelines to be followed in determining the net asset value per share of our common stock for regulatory and investor reporting and on-going evaluation of investment performance.  Net asset value (“NAV”) means the fair value of real estate, real estate-related investments and all other assets less the fair value of total liabilities.  Our NAV will be determined based on the fair value of our assets less liabilities under market conditions existing as of the time of valuation and assuming the allocation of the resulting net value among our stockholders after any adjustments for incentive, preferred or special interests, if applicable.

In accordance with our policy, the audit committee of our board of directors, comprised of our independent directors (“Valuation Committee”), oversees our valuation process and engages one or more third-party valuation advisors to assist in the process of determining the NAV per share of our common stock.

To assist our board of directors in its determination of the NAV per share of our common stock, our board of directors engaged an independent valuation firm, CBRE Capital Advisors, Inc. (“CBRE Cap”) to provide property-level and aggregate valuation analyses of the Company and a range for the NAV per share of our common stock and to consider other information provided by our Advisor.

Our NAV per share was $9.75 as of December 31, 2015.  In accordance with our valuation policy and as recommended by the IPA Valuation Guideline, we expect to produce an estimated NAV per share at least annually as of December 31 and disclose such amount as soon as possible after year-end.

For a detailed discussion of the determination of the NAV per share of our common stock, including our valuation process and methodology, see Item 5.  “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities – Stock Valuation.”

Common Stock Offerings

On June 27, 2011, we commenced our Initial Offering, including shares being offered through our distribution reinvestment plan (“Reinvestment Plan”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the Securities and Exchange Commission (“SEC”). In addition, we filed a follow-on registration statement on Form S-11 under the Securities Act of 1933 with the SEC in connection with the proposed offering of up to $1 billion in shares of common stock (“Follow-On Offering”), which was declared effective on February 2, 2015. We closed our Follow-On Offering on September 30, 2015 and discontinued our stock distributions concurrently after taking into account such factors as deemed appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic or market trends.

The following table details our aggregate proceeds from our Initial Offering and Follow-on Offering (collectively, the “Offerings”) as of December 31, 2015 and December 31, 2014 (in millions):

	December 31, 2015				December 31, 2014
	Subscriptions		Reinvestment Plan		Subscriptions		Reinvestment Plan
	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares
Initial Offering	$1,271.4	125.1	$27.1	2.8	$1,114.2	110.2	$27.1	2.8
Follow-on Offering	394.6	37.4	36.8	3.7	—	—	—	—
	$1,666.0	162.5	$63.9	6.5	$1,114.2	110.2	$27.1	2.8

Distribution Policy

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities.  Our Advisor, its affiliates or other related parties may defer or waive asset management fees, property management fees, expense reimbursements or other fees in order for us to have cash to pay distributions in excess of available cash flows from operating activities or funds from operations.  While we generally expect to pay distributions from cash flows provided by operating activities, we have and may continue to cover periodic shortfalls between distributions paid and cash flows from operating activities from other sources; such as from cash flows provided by financing activities, a component of which could include borrowings, whether collateralized by our assets or unsecured, or proceeds from our Reinvestment Plan.  Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions” for additional information regarding our monthly cash and stock distributions.

Borrowings

We have borrowed funds to acquire properties, make loans and other permitted investments and to pay certain related fees.  We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes.  We also intend to encumber assets in connection with such borrowings and are subject to certain customary covenants and limitations in connection with our borrowings.  The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our intent is to target our aggregate borrowings ranging from 40% to 60% of the aggregate value of our assets once we own a seasoned and stable asset portfolio, although initially our aggregate borrowings may be greater than 60% of the aggregate value of our assets. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (“NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess.  As of December 31, 2015 and December 31, 2014, we had an aggregate debt leverage ratio of approximately 52.8% and 53.3%, respectively, of the aggregate carrying value of our assets.

Competition

The current market for healthcare real estate is highly competitive as is the leasing market for such properties.  We compete for investments and financing with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships, many of which will have greater resources and lower costs of capital than we do.  The level of competition impacts both our ability to manage our investments and locate suitable tenants.  We may also compete with affiliates to acquire properties and other investments.

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

Taxation

The following summary of the taxation of the Company and the material federal income tax consequences to the holders of our equity securities (“securities”) is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding our securities as part of a hedging, integrated conversion, or constructive sale transaction or a straddle, traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and foreign corporations and persons who are not citizens or residents of the United States).

This summary does not discuss all of the aspects of U.S. federal income taxation that may be relevant in light of a particular investment or other circumstances. In addition, this summary does not discuss any state or local income taxation or foreign income taxation or other tax consequences. This summary is based on current U.S. federal income tax law. Subsequent developments in U.S. federal income tax law, including changes in law or differing interpretations, which may be applied retroactively, could have a material effect on the U.S. federal income tax consequences of purchasing, owning and disposing of our securities as set forth in this summary.

General.  We elected to be taxed as a real estate investment trust under the Code beginning with our taxable year ended December 31, 2012. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so as to qualify as a REIT for U.S. federal income tax purposes.

Qualification and taxation as a REIT has depended upon, and will continue to depend upon, our ability to meet on a continuing basis, through actual operating results, distribution levels, diversity of share ownership and various qualification requirements imposed upon REITs by the Code. Our ability to qualify as a REIT also requires that we satisfy certain asset tests (discussed below), some of which depend upon the fair market values of assets directly or indirectly owned by us. Such values may not be susceptible to a precise determination. While we intend to continue to operate in a manner that will allow us to qualify as a REIT, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

As a REIT, we generally will not be subject to federal corporate income taxes on that portion of our ordinary income or capital gain we distribute currently to our stockholders, because the REIT provisions of the Code generally allow a REIT to deduct distributions, which are taxable dividends, paid to its stockholders. This substantially eliminates the federal double taxation on earnings (taxation at both the corporate level and stockholder level) that usually results from an investment in a corporation. With limited exceptions, dividends from us or from other entities that are taxed as REITs are generally not eligible for the capital gain rate and will continue to be taxed at rates applicable to ordinary income.

Any net operating losses, foreign tax credits and other tax attributes generally do not pass through to our stockholders, subject to special rules for certain items such as the capital gains that we recognize.

Even if we qualify for taxation as a REIT, however, we will be subject to federal income taxation as follows:

•	We will be taxed at regular corporate rates on our undistributed taxable income, including undistributed net capital gains.
•	Under some circumstances, we may be subject to an “alternative minimum tax.”
•

If we have net gain for tax purposes from prohibited transactions (which are, in general, sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business), such gain will be subject to a 100% tax.

•

If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on gain from a sale of that property (if the sale would otherwise constitute a prohibited transaction), but the income from the sale or operation of the property may be subject to corporate income tax at the highest applicable rate.

•

If we should fail to satisfy the asset test other than certain de minimis violations or other requirements applicable to REITs, as described below, yet nonetheless maintain our qualification as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to an excise tax. In that case, the amount of the tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the assets in question multiplied by the highest corporate tax rate if that amount exceeds $50,000 per failure.

•

If we fail to satisfy either of the 75% or 95% income tests (discussed below) but have nonetheless maintained our qualification as a REIT because certain conditions have been met, we will be subject to a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.

•

If we fail to distribute during each year at least the sum of (i) 85% of our REIT ordinary income for the year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, then we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (A) the amounts actually distributed, plus (B) retained amounts on which corporate level tax is paid by us.

•

We may elect to retain and pay tax on our net long-term capital gains. In that case, a U.S. stockholder would be taxed on its proportionate share of our undistributed long-term capital gains and would receive a credit or refund for its proportionate share of the tax we paid.

•

If we acquire appreciated assets from a C corporation that is not a REIT (i.e., a corporation generally subject to corporate level tax) in a transaction in which the C corporation would not normally be required to recognize any gain or loss on disposition of the asset and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then a portion of the gain may be subject to tax at the highest regular corporate rate, unless the C corporation made an election to treat the asset as if it were sold for its fair market value at the time of our acquisition. We will also be required to distribute prior non-REIT earnings and profits.

•

We may be required to pay monetary penalties to the Internal Revenue Service in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s stockholders.

•

The earnings of our taxable REIT subsidiaries are subject to federal corporate income tax. In addition, a 100% excise tax will be imposed on the REIT and a corporate level tax on the taxable REIT subsidiary for transactions between a taxable REIT subsidiary and the REIT that are deemed not to be conducted on an arm’s length basis.

In addition, we and our subsidiaries may be subject to a variety of taxes, including payroll taxes and state, local, foreign, property and other taxes, on our assets and operations. We could also be subject to tax in situations and on transactions not presently contemplated.

Requirements for Qualification as a REIT.  Our qualification as a REIT has depended upon and will continue to depend upon our meeting and continuing to meet the requirements discussed below relating to our organization, sources of income, nature of assets and distributions of income to our stockholders.

Organizational Requirements.  In order to qualify for taxation as a REIT under the Code we must meet tests regarding our income and assets described below and we must (i) be a corporation, trust or association that would be taxable as a domestic corporation but for the REIT provisions of the Code; (ii) be managed by one or more trustees or directors; (iii) have our beneficial ownership evidenced by transferable shares; (iv) not be a financial institution or an insurance company subject to special provisions of the federal income tax laws; (v) use a calendar year for federal income tax purposes; (vi) have at least 100 stockholders for at least 335 days of each taxable year of 12 months or during a proportionate part of a taxable year of less than 12 months; and (vii) not be closely held, as defined for purposes of the REIT provisions of the Code.

We would be treated as closely held if, during the last half of any taxable year, more than 50% in value of our outstanding capital shares is owned, directly or indirectly through the application of certain attribution rules, by five or fewer individuals, as defined in the Code to include certain entities. Items (vi) and (vii) above do not apply until after the first taxable year for which we elect to be taxed as a REIT. If we comply with Treasury Regulations that provide procedures for ascertaining the actual ownership of our common stock for each taxable year and we did not know, and with the exercise of reasonable diligence could not have known, that we failed to meet item (vii) above for a taxable year, we will be treated as having met item (vii) for that year.

We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2012, and we intend to satisfy the other requirements described in items (i) through (v) above at all times during each of our taxable years. In addition, our charter contains restrictions regarding ownership and transfer of shares of our common stock that are intended to assist us in continuing to satisfy the share ownership requirements in items (vi) and (vii) above. For purposes of the requirements described herein, any corporation that is a qualified REIT subsidiary of ours will not be treated as a corporation separate from us and all assets, liabilities and items of income, deduction and credit of our qualified REIT subsidiaries will be treated as our assets, liabilities and items of income, deduction and credit. A qualified REIT subsidiary is a corporation, other than a taxable REIT subsidiary (described below under “— Operational Requirements — Asset Tests”), of which all of its capital shares are owned by a REIT.

In the case of a REIT that is a partner in an entity treated as a partnership for federal tax purposes, the REIT is treated as owning its proportionate share, based on its capital interest, of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the requirements described herein. In addition, the character of the assets and gross income of the partnership will retain the same character in the hands of the REIT for purposes of the REIT requirements, including the asset and income tests described below. As a result, our proportionate share, based on our capital interest, of the assets, liabilities and items of income of our operating partnership and of any other partnership, joint venture, limited liability company or other entity treated as a partnership for federal tax purposes in which we or the operating partnership have an interest, will be treated as our assets, liabilities and items of income.

The Code provides relief from violations of the REIT gross income requirements, as described below under “— Operational Requirements — Gross Income Tests,” in cases where a violation is due to reasonable cause and not willful neglect, and other requirements are met, including the payment of a penalty tax that is based upon the magnitude of the violation. In addition, the Code includes provisions that extend similar relief in the case of certain violations of the REIT asset requirements (see “— Operational Requirements — Asset Tests” below) and other REIT requirements, again provided that the violation is due to reasonable cause and not willful neglect, and other conditions are met, including the payment of a penalty tax. If we fail to satisfy any of the various REIT requirements, there can be no assurance that these relief provisions would be available to enable us to maintain our qualification as a REIT. If relief provisions are available, the amount of any resultant penalty tax could be substantial.

Operational Requirements — Gross Income Tests.  To maintain our qualification as a REIT, we must satisfy annually two gross income requirements:

•

At least 75% of our gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property and from other specified sources, including qualified temporary investment income, as described below. Gross income includes “rents from real property” (as defined in the Code) and, in some circumstances, interest, but excludes gross income from dispositions of property held primarily for sale to customers in the ordinary course of a trade or business. These dispositions are referred to as “prohibited transactions.” This is the “75% Income Test.”

•

At least 95% of our gross income, excluding gross income from prohibited transactions, for each taxable year must be derived from the real property investments described above and generally from dividends and interest and gains from the sale or disposition of shares of common stock or securities or from any combination of the foregoing. This is the “95% Income Test.”

The rents we will receive or be deemed to receive will qualify as “rents from real property” for purposes of satisfying the gross income requirements for a REIT only if the following conditions are met:

•

The amount of rent received from a tenant must not be based in whole or in part on the income or profits of any Person; however, an amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of gross receipts or sales.

•

In general, neither we nor an owner of 10% or more shares of our common stock may directly or constructively own 10% or more of a tenant, which we refer to as a “Related Party Tenant,” or a subtenant of the tenant (in which case only rent attributable to the subtenant is disqualified).

•

Rent attributable to personal property leased in connection with a lease of real property cannot be greater than 15% of the total rent received under the lease, as determined based on the average of the fair market values as of the beginning and end of the taxable year.

•

We normally must not operate or manage the property or furnish or render services to tenants, other than through an “independent contractor” (as defined in the Code) who is adequately compensated and from whom we do not derive any income or through a taxable REIT subsidiary (discussed below). However, a REIT may provide services with respect to its properties, and the income derived therefrom will qualify as “rents from real property” if the services are “usually or customarily rendered” (as defined in the Code) in connection with the rental of space only and are not otherwise considered “rendered to the occupant” (as defined in the Code). Even if the services provided by us with respect to a property are impermissible customer services, the income derived therefrom will qualify as “rents from real property” if such income does not exceed 1% of all amounts received or accrued with respect to that property.

Interest income constitutes qualifying mortgage interest for purposes of the 75% Income Test to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. If we receive interest income with respect to a mortgage loan that is secured by both real property and other property, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date that we acquired or originated the mortgage loan, the interest income will be apportioned between the real property and the other collateral, and our income from the arrangement will qualify for purposes of the 75% income test only to the extent that the interest is allocable to the real property. Even if a loan is not secured by real property, or is under-secured, the income that it generates may nonetheless qualify for purposes of the 95% Income Test.

To the extent the terms of a loan provide for contingent interest that is based on the cash proceeds realized upon the sale of the property securing the loan (a “shared appreciation provision”), income attributable to the participation feature will be treated as gain from sale of the underlying property, which generally will be qualifying income for purposes of both the 75% Income Test and 95% Income Test, provided that the real property is not held as inventory or dealer property or primarily for sale to customers in the ordinary course of business. Similar to the treatment of contingent rents from real property (discussed above), to the extent that we derive interest income from a mortgage loan where all or a portion of the amount of interest or rental income payable is contingent, such income generally will qualify for purposes of the 75% Income Test and 95% Income Test only if it is based upon the gross receipts or sales and not on the net income or profits of the borrower.

We may invest in mezzanine loans, which are loans secured by equity interests in an entity that directly or indirectly owns real property, rather than by a direct mortgage of the real property. The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor applicable to mezzanine loans. Under the Revenue Procedure, if a mezzanine loan meets each of the requirements contained in the Revenue Procedure, (i) the mezzanine loan will be treated by the Internal Revenue Service as a real estate asset for purposes of the Asset Tests described below, and (ii) interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% Income Test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to structure any investments in mezzanine loans or similar products in a manner that generally complies with the various requirements applicable to our qualification as a REIT. Certain of our mezzanine loans may qualify under the safe harbor set forth in the Revenue Procedure. However, we may make or acquire some mezzanine loans that do not qualify for the safe harbor. To the extent that any of our mezzanine loans do not meet all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the Internal Revenue Service will not challenge the tax treatment of these loans.

We may, from time to time, enter into hedging transactions with respect to interest rate exposure or currency fluctuation on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, and options. To the extent that we or a pass-through subsidiary enters into a hedging transaction (i) to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets, (ii) to manage risk of currency fluctuations with respect to any item of income that would qualify under the 75% Income Test or the 95% Income Test, or (iii) for taxable years beginning after December 31, 2015, new hedging transactions entered into to hedge the income or loss from prior hedging transactions, where the property or indebtedness which was the subject of the prior hedging transaction was extinguished or disposed of, and the instrument is properly identified as a hedge along with the risk it hedges within prescribed time periods, any periodic income from the instrument, or gain from the disposition of such instrument, would be excluded altogether from the 95% Income Test or the 75% Income Test. To the extent that we hedge in certain other situations, the resultant income will be treated as income that does not qualify under the 75% Income Test or the 95% Income Test, provided that certain requirements are met. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. We may conduct some or all of our hedging activities through a TRS or other corporate entity, the income from which may be subject to federal, state, and/or international income tax, rather than by participating in the arrangements directly or through pass-through subsidiaries. No assurance can be given, however, that our hedging activities will not give rise to income that does not qualify for purposes of either or both of the REIT income tests, or that our hedging activities will not adversely affect our ability to satisfy the REIT qualification requirements.

Prior to the making of investments in real properties, we may invest the Net Offering Proceeds in liquid assets such as government securities or certificates of deposit. For purposes of the 75% Income Test, income attributable to a stock or debt instrument purchased with the proceeds received by a REIT in exchange for stock in the REIT (other than amounts received pursuant to a distribution reinvestment plan) constitutes qualified temporary investment income if such income is received or accrued during the one-year period beginning on the date the REIT receives such new capital. To the extent we hold any proceeds of the offering for longer than one year, we may invest those amounts in less liquid investments such as mortgage-backed securities, maturing mortgage loans purchased from mortgage lenders or shares of common stock in other REITs in order to satisfy the 75% Income Test and the 95% Income Test and the Asset Tests described below. We expect the bulk of the remainder of our income to qualify under the 75% Income and 95% Income Tests as rents from real property, gains from the sale of real property interests and interest on mortgages on real property in accordance with the requirements described above.

With regard to rental income, we anticipate most of our leases will be for fixed rentals with annual CPI or similar adjustments and that none of the rentals under our leases will be based on the income or profits of any Person. Rental leases may provide for payments based on gross receipts, which are generally permissible under the REIT income tests. In addition, none of our tenants are expected to be “Related Party Tenants” and the portion of the rent attributable to personal property is not expected to exceed 15% of the total rent to be received under any lease. We anticipate that all or most of the services to be performed with respect to our real properties will be performed by our property manager, and such services are expected to be those usually or customarily rendered in connection with the rental of real property and not rendered to the occupant of such real property. Finally, we anticipate any non-customary services will be provided by a taxable REIT subsidiary or, alternatively, by an independent contractor that is adequately compensated and from whom we derive no income. However, we can give no assurance that the actual sources of our gross income will allow us to satisfy the 75% Income Test and the 95% Income Test described above.

Further, we and our subsidiaries may hold investments in, and pay taxes to, foreign countries. Taxes that we pay in foreign jurisdictions may not be passed through to, or used by, our stockholders or us as a foreign tax credit or otherwise. Our foreign investments might also generate foreign currency gains and losses. Foreign currency gains that we derive from certain of our investments will be excluded for purposes of computing the REIT income tests if such foreign currency gain is “real estate foreign exchange gain” (as defined in the Code), that is, if such gains are attributable to any item of income that itself qualifies for purposes of the 75% Income Test or other specified sources. Other foreign currency gains, however, if such foreign currency gain is “passive foreign exchange gain” (as defined in the Code), will be excluded for purposes of computing the 95% Income Test but will be treated as income that does not qualify under the 75% Income Test. Generally, “passive foreign exchange gain” includes foreign exchange gain attributable to any item of income that itself qualifies for purposes of the 95% Income Test or other specified sources.

Notwithstanding our failure to satisfy one or both of the 75% Income and the 95% Income Tests for any taxable year, we may still qualify as a REIT for that year if we are eligible for relief under specific provisions of the Code. These relief provisions generally will be available if:

•	our failure to meet these tests was due to reasonable cause and not due to willful neglect; and
•	following our identification of the failure, we file a schedule with a description of each item of gross income that caused the failure in accordance with Treasury Regulations.

It is not possible, however, to state whether, in all circumstances, we would be entitled to the benefit of these relief provisions. In addition, as discussed above in “- Taxation of CNL Healthcare Properties,” even if these relief provisions apply, a tax would be imposed with respect to the excess net income.

Operational Requirements — Prohibited Transactions.  A “prohibited transaction” is a sale by a REIT of real property or other assets held primarily for sale in the ordinary course of the REIT’s trade or business (i.e., real property or other assets that are not held for investment but are held as inventory for sale by the REIT). A 100% penalty tax is imposed on any gain realized by a REIT from a prohibited transaction (including our distributive share of any such gain realized by our operating partnership). Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. We do not presently intend to acquire or hold or allow the operating partnership to acquire or hold any property that represents inventory or other property held primarily for sale to customers in the ordinary course of our or the operating partnership’s trade or business.

A safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction and the 100% prohibited transaction tax is available if the following requirements are met:

•	the REIT has held the property for not less than two years;
•

the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of the sale that are includable in the basis of the property do not exceed 30% of the net selling price of the property;

•

either (i) during the year in question, the REIT did not make more than seven sales of property other than foreclosure property or Section 1031 like-kind exchanges, or (ii) the aggregate adjusted bases of the non-foreclosure property sold by the REIT during the year did not exceed 10% of the aggregate bases of all of the assets of the REIT at the beginning of such year, or (iii) the fair market value of the non-foreclosure property sold by the REIT during the year did not exceed 10% of the fair market value of all the assets of the REIT at the beginning of such year (20% for both aggregate basis and fair market value determinations beginning with taxable years beginning after December 18, 2015);

•	the REIT has held the property for at least two years for the production of rental income; and
•

if the REIT has made more than seven sales of non-foreclosure property during the year, substantially all of the marketing and development expenditures with respect to the property were made through an independent contractor from whom the REIT derives no income.

For purposes of the limitation on the number of sales that a REIT may complete in any given year, the sale of more than one property to one buyer will be treated as one sale. Moreover, if a REIT obtains replacement property pursuant to a Section 1031 like-kind exchange, then it will be entitled to tack the holding period it has in the relinquished property for purposes of the two-year holding period requirement.

The failure of a sale to fall within the safe harbor does not alone cause such sale to be a prohibited transaction and subject to the 100% prohibited transaction tax. In that event, the particular facts and circumstances of the transaction must be analyzed to determine whether it is a prohibited transaction.

Operational Requirements — Asset Tests.  At the close of each quarter of our taxable year, starting with the taxable year ending December 31, 2012 (i.e., starting with the quarter ending March 31, 2012), we also must satisfy four tests, which we refer to as “Asset Tests,” relating to the nature and diversification of our assets.

•

First, at least 75% of the value of our total assets must be represented by real estate assets, cash, cash items and government securities. The term “real estate assets” includes real property, mortgages on real property, shares of common stock in other qualified U.S. REITs, property attributable to the temporary investment of new capital as described above and a proportionate share of any real estate assets owned by a partnership in which we are a partner (for example, our operating partnership) or of any qualified REIT subsidiary of ours. For taxable years beginning after December 31, 2015, the term “real estate assets” also includes debt instruments of publicly offered REITs, personal property securing a mortgage secured by both real property and personal property if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property, and personal property leased in connection with a lease of real property for which the rent attributable to personal property is not greater than 15% of the total rent received under the lease.

•	Second, no more than 25% of our total assets may be represented by securities other than those in the 75% asset class.
•

Third, of the investments included in the 25% asset class, the value of any one issuer’s securities that we own may not exceed 5% of the value of our total assets. Additionally, we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities, which we refer to as the “10% Asset Test.” The 10% Asset Test does not apply to securities of a TRS, nor does it apply to certain “straight debt” (as defined in the Code) instruments possessing certain characteristics. The term “securities” also does not include the equity or debt securities of a qualified REIT subsidiary of ours or an equity interest in any entity treated as a partnership for federal tax purposes.

•	Fourth, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets may consist of the securities of one or more TRSs.

•

Fifth, for taxable years beginning after December 31, 2015, not more than 25% of the value of our total assets may be represented by debt instruments of publicly offered REITs to the extent those debt instruments would not be real estate assets but for the inclusion of debt instruments of publicly offered REITs in the meaning of real estate assets effective for taxable years beginning after December 31, 2015, as described above.

Any interests we hold in a REMIC will generally qualify as real estate assets and income derived from REMIC interests will generally be treated as qualifying income for purposes of the REIT income tests described above. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the REIT asset and income tests. If we hold a “residual interest” (as defined in the Code) in a REMIC from which we derive “excess inclusion income” (as defined in the Code), we will be required either to distribute the excess inclusion income or to pay tax on it (or a combination of the two), even though we may not receive the income in cash. To the extent that distributed excess inclusion income is allocable to a particular stockholder, the income (i) would not be allowed to be offset by any net operating losses otherwise available to the stockholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of stockholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate without reduction pursuant to any otherwise applicable income tax treaty, to the extent allocable to most types of foreign stockholders. Moreover, any excess inclusion income that we receive that is allocable to specified categories of tax-exempt investors which are not subject to unrelated business income tax, such as government entities, may be subject to corporate-level income tax in our hands, whether or not it is distributed.

To the extent we hold mortgage participations or commercial mortgage-backed securities that do not represent REMIC interests, such assets may not qualify as real estate assets, and the income generated from them may not qualify for purposes of either or both of the REIT income tests, depending upon the circumstances and the specific structure of the investment.

We may enter into sale and repurchase agreements under which we would nominally sell certain of our loan assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we would be treated for U.S. federal income tax purposes as the owner of the loan assets that are the subject of any such agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could assert that we did not own the loan assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Certain of our mezzanine loans which may qualify for the safe harbor in Revenue Procedure 2003-65 pursuant to which certain loans secured by a first priority security interest in ownership interests in a partnership or limited liability company will be treated as qualifying assets for purposes of the 75% real estate asset test and the 10% vote or value test. See “— Operational Requirements — Gross Income Tests.” We may make some mezzanine loans that do not qualify for that safe harbor and that do not qualify as “straight debt” securities or for one of the other exclusions from the definition of “securities” for purposes of the 10% value test. We intend to make such investments in such a manner as not to fail the asset tests described above.

Independent appraisals are not necessarily obtained by us to support our conclusions as to the value of our total assets or the value of any particular security or securities for purposes of these operational requirements. Moreover, values of some assets, including instruments issued in securitization transactions, may not be susceptible to a precise determination, and values are subject to change in the future. Furthermore, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. Accordingly, there can be no assurance that the Internal Revenue Service will not contend that our interests in our subsidiaries or in the securities of other issuers will not cause a violation of the REIT asset tests.

The Asset Tests must generally be met for each quarter. Upon full investment of the Net Offering Proceeds, we expect most of our assets will consist of “real estate assets” and we therefore expect to satisfy the Asset Tests.

If we meet the Asset Tests at the close of any quarter, we maintain our qualification as a REIT despite a failure to satisfy the Asset Tests at the end of a later quarter in which we have not acquired any securities or other property if such failure occurs solely because of changes in asset values. If our failure to satisfy the Asset Tests results from an acquisition of securities or other property during a quarter, we can cure the failure by disposing of a sufficient amount of non-qualifying assets within 30 days after the close of that quarter. We intend to maintain adequate records of the value of our assets to ensure compliance with the Asset Tests and to take other action within 30 days after the close of any quarter as may be required to cure any noncompliance. If that does not occur, we may nonetheless qualify for one of the relief provisions described below.

The Code contains a number of provisions applicable to REITs, including relief provisions that allow REITs to satisfy the asset requirements, or to maintain REIT qualification notwithstanding certain violations of the asset and other requirements.

One such provision allows a REIT which fails one or more of the asset requirements to nevertheless maintain its REIT qualification if (i) it provides the Internal Revenue Service with a description of each asset causing the failure; (ii) the failure is due to reasonable cause and not willful neglect; (iii) the REIT pays a tax equal to the greater of (A) $50,000 per failure; or (B) the product of the net income generated by the assets that caused the failure multiplied by the highest applicable corporate tax rate; and (iv) the REIT either disposes of the assets causing the failure within six months after the last day of the quarter in which it identifies the failure, or otherwise satisfies the relevant asset tests within that time frame.

A second relief provision applies to de minimis violations of the 10% and 5% asset tests. A REIT may maintain its qualification despite a violation of such requirements if (i) the value of the assets causing the violation do not exceed the lesser of 1% of the REIT’s total assets and $10,000,000, or (ii) the REIT either disposes of the assets causing the failure within six months after the last day of the quarter in which it identifies the failure, or the relevant tests are otherwise satisfied within that time frame.

The Code also provides that certain securities will not cause a violation of the 10% value test described above. Such securities include instruments that constitute “straight debt,” which includes securities having certain contingency features. A security cannot qualify as “straight debt” if a REIT (or a controlled taxable REIT subsidiary) owns other securities in the issuer of that security which do not qualify as straight debt, unless the value of those other securities constitutes, in the aggregate, 1% or less of the total value of that issuer’s outstanding securities. In addition to straight debt, the Code provides that certain other securities will not violate the 10% value test. Such securities include:

•	any loan made to an individual or an estate;
•	certain rental agreements in which one or more payments are to be made in subsequent years (other than agreements between a REIT and certain Persons related to the REIT);
•	any obligation to pay rents from real property;
•	securities issued by governmental entities that are not dependent in whole or in part on the profits of (or payments made by) a non-governmental entity;
•	any security issued by another REIT; and
•

any debt instrument issued by a partnership if the partnership’s income is of a nature that it would satisfy the 75% gross income test described above under “— Operational Requirements — Gross Income Tests.”

In addition, when applying the 10% value test, a debt security issued by a partnership is not taken into account to the extent, if any, of the REIT’s proportionate equity interest in that partnership.

Operational Requirements — Annual Distribution Requirement.  In order to be taxed as a REIT, we are required to make cash or taxable property distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income (computed without regard to the dividends paid deduction and our net capital gain and subject to certain other potential adjustments) for all tax years. While we must generally make distributions in the taxable year to which they relate, we may also make distributions in the following taxable year if (i) they are declared before we timely file our federal income tax return for the taxable year in question and (ii) they are paid on or before the first regular distribution payment date after the declaration.

Even if we satisfy the foregoing distribution requirement and, accordingly, continue to qualify as a REIT for tax purposes, we will still be subject to federal income tax on the excess of our net capital gain and our REIT taxable income, as adjusted, over the amount of distributions to stockholders.

In addition, if we fail to distribute during each calendar year at least the sum of:

•	85% of our ordinary income for that year;
•	95% of our capital gain net income other than the capital gain net income which we elect to retain and pay tax on for that year; and
•	any undistributed taxable income from prior periods,

then we will be subject to a 4% non-deductible excise tax on the excess of the amount of the required distributions over the sum of (i) the amounts actually distributed plus (ii) retained amounts on which corporate level tax is paid by us.

We intend to make timely distributions sufficient to satisfy this requirement; however, it is possible we may experience timing differences between (i) the actual receipt of income and payment of deductible expenses, and (ii) the inclusion of that income and deduction of those expenses for purposes of computing our taxable income. It is also possible we may be allocated a share of net capital gain attributable to the sale of depreciated property by the operating partnership, or any other partnership in which we own an interest, that exceeds our allocable share of cash attributable to that sale. In those circumstances, we may have less cash than is necessary to meet our annual distribution requirement or to avoid income or excise taxation on undistributed income. We may find it necessary in those circumstances to arrange for financing, raise funds through the issuance of additional shares of our common stock or to make a taxable stock distribution in order to meet our distribution requirements. If we fail to satisfy the distribution requirement for any taxable year by reason of a later adjustment to our taxable income made by the Internal Revenue Service, we may be able to pay “deficiency dividends” (as defined in the Code) in a later year and include such distributions in our deductions for dividends paid for the earlier year. In that event, we may be able to avoid the disqualification of our REIT status or being taxed on amounts distributed as deficiency dividends, but we would be required to pay interest and a penalty to the Internal Revenue Service based upon the amount of any deduction taken for deficiency dividends for the earlier year.

As noted above, we may also elect to retain, rather than distribute, some or all of our net long-term capital gains. The effect of such an election would be as follows:

•	We would be required to pay the federal income tax on the undistributed gains;
•

Taxable U.S. stockholders, while required to include their proportionate share of the undistributed long-term capital gains in income, would receive a credit or refund for their share of the tax paid by the REIT; and

•

The basis of the stockholder’s shares of our common stock would be increased by the difference between the designated amount included in the stockholder’s long-term capital gains and the tax deemed paid with respect to such shares of common stock.

In computing our taxable income, we will use the accrual method of accounting and intend to depreciate depreciable property under the alternative depreciation system. We are required to file an annual federal income tax return, which, like other corporate returns, is subject to examination by the Internal Revenue Service. Because the tax law requires us to make many judgments regarding the proper treatment of a transaction or an item of income or deduction, it is possible that the Internal Revenue Service will challenge positions we take in computing our taxable income and our distributions.

Challenges could arise, for example, with respect to the allocation of the purchase price of real properties between depreciable or amortizable assets and non-depreciable or non-amortizable assets such as land and the current deductibility of fees paid to our Advisor or its affiliates. If the Internal Revenue Service were to successfully challenge our characterization of a transaction or determination of our taxable income, we could be found to have failed to satisfy a requirement for qualification as a REIT. If we are determined to have failed to satisfy the distribution requirements for a taxable year, we would be disqualified as a REIT, unless we were permitted to pay a deficiency dividend to our stockholders and pay interest thereon to the Internal Revenue Service, as provided by the Code.

Operational Requirement — Recordkeeping.  We must maintain certain records as set forth in Treasury Regulations in order to avoid the payment of monetary penalties to the Internal Revenue Service. Such Treasury Regulations require that we request, on an annual basis, certain information designed to disclose the ownership of shares of our outstanding common stock. We intend to comply with these requirements. See “— Statement of Share Ownership” below.

Taxable REIT Subsidiaries.  A taxable REIT subsidiary (each a “TRS,” and any two or more, “TRSs”) is any corporation in which a REIT directly or indirectly owns stock, provided that the REIT and that corporation make a joint election to treat the corporation as a TRS. The election can be revoked at any time as long as the REIT and the TRS revoke such election jointly. In addition, if a TRS holds, directly or indirectly, more than 35% of the securities of any other corporation (by vote or by value), then that other corporation also is treated as a TRS. A corporation can be a TRS with respect to more than one REIT. We may form one or more TRSs for the purpose of owning and selling properties that do not meet the requirements of the “prohibited transactions” safe harbor. See “— Requirements for Qualification as a REIT — Operational Requirements — Prohibited Transactions” above.

To the extent of its taxable income, a TRS is subject to federal income tax at regular corporate rates and also may be subject to state and local taxation. Any distributions paid or deemed paid by any one of our TRSs also will be subject to tax, either (i) to us if we do not pay the distributions received to our stockholders as distributions, or (ii) to our stockholders if we do pay out the distributions received to our stockholders. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT or to the REIT’s tenants that are not conducted on an arm’s-length basis. We may hold more than 10% of the stock of a TRS without jeopardizing our qualification as a REIT notwithstanding the rule described above under “— Requirements for Qualification as a REIT — Operational Requirements — Asset Tests” that generally precludes ownership of more than 10% (by vote or value) of any issuer’s securities. However, as noted below, in order for us to qualify as a REIT, the non-mortgage securities (both debt and equity) of all of the TRSs in which we have invested either directly or indirectly may not represent more than 25% (20% for taxable years beginning after December 31, 2017) of the total value of our assets. We expect that the aggregate value of all of our interests in TRSs will represent less than 25% of the total value of our assets. We cannot, however, assure you that we will always satisfy the 25% value limit or that the Internal Revenue Service will agree with the value we assign to our TRSs.

We may engage in activities indirectly through a TRS as necessary or convenient to avoid receiving the benefit of income or services that would jeopardize our REIT status if we engaged in the activities directly. In particular, in addition to the ownership of certain of our properties as noted above, we would likely use TRSs for providing services that are non-customary or that might produce income that does not qualify under the gross income tests described above. We may also use TRSs to satisfy various lending requirements with respect to special-purpose bankruptcy-remote entities.

Finally, while a REIT is generally limited in its ability to earn rents that qualify as “rents from real property” from a related party as defined by the Code, a REIT can earn “rents from real property” from the lease of a qualified healthcare property or qualified lodging facility to a TRS (even a wholly owned TRS) if an eligible independent contractor operates the facility. Generally, a qualified healthcare property means a property which is a healthcare facility or is necessary or incidental to the use of a healthcare facility. A qualified healthcare facility is defined as a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients operated by a provider of such services which was eligible for participation in the Medicare program under title XVIII of the Social Security Act with respect to such facility. Qualified lodging facilities are defined as hotels, motels or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities. Also included in the definition are the qualified lodging facility’s customary amenities and facilities. For these purposes, a contractor qualifies as an “eligible independent contractor” if it is less than 35% affiliated with the REIT and, at the time the contractor enters into the agreement with the TRS to operate the qualified healthcare property or qualified lodging facility, that contractor or any Person related to that contractor is actively engaged in the trade or business of operating qualified healthcare properties or qualified lodging facilities, respectively, for Persons unrelated to the TRS or its affiliated REIT. For these purposes, an otherwise eligible independent contractor is not disqualified from that status on account of the TRS bearing the expenses for the operation of the qualified healthcare property or qualified lodging facility, the TRS receiving the revenues from the operation of the qualified healthcare property or qualified lodging facility, net of expenses for that operation and fees payable to the eligible independent contractor, or the REIT receiving income from the eligible independent contractor pursuant to a preexisting or otherwise grandfathered lease of another property.

Failure to Qualify as a REIT.  If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, then we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. We will not be able to deduct dividends paid to our stockholders in any year in which we fail to qualify as a REIT. In addition, if we fail to qualify as a REIT, all distributions to stockholders will be taxable as regular corporate dividends to the extent of current and accumulated earnings and profits. In this event, stockholders taxed as individuals will be taxed on these dividends at the preferential income tax rates currently in effect for qualified dividends received from taxable C corporations and corporate distributees may be eligible for the dividends received deduction. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. It is not possible to state whether we would be entitled to this statutory relief.

Sale-Leaseback Transactions.  We normally intend to treat our property leases as true leases for federal income tax purposes. However, depending on the terms of any specific transaction, the Internal Revenue Service might take the position that the transaction is not a true lease but is more properly treated in some other manner. If such re-characterization were successful, we would not be entitled to claim the depreciation deductions available to an owner of the property. In addition, the re-characterization of one or more of these transactions might cause us to fail to satisfy the Asset Tests or the Income Tests described above based upon the asset we would be treated as holding or the income we would be treated as having earned and such failure could result in our failing to qualify as a REIT. Alternatively, the amount or timing of income inclusion or the loss of depreciation deductions resulting from the re-characterization might cause us to fail to meet the distribution requirement described above for one or more taxable years absent the availability of the deficiency dividend procedure or might result in a larger portion of our dividends being treated as ordinary income to our stockholders.

Taxation of Taxable U.S. Stockholders

Definition.  In this section, the phrase “U.S. stockholder” means a holder of our common stock that for federal income tax purposes is:

•	a citizen or resident of the United States;
•

a corporation, partnership or other entity treated as a corporation or partnership for U.S. federal income tax purposes created or organized in or under the laws of the United States or of any political subdivision thereof;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•	a trust, if a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. Persons have the authority to control all substantial decisions of the trust.

If a partnership, including for this purpose any entity that is treated as a partnership for U.S. federal income tax purposes, holds our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. An investor that is a partnership and the partners in such partnership should consult their tax advisors about the U.S. federal income tax consequences of the acquisition, ownership and disposition of our common stock.

For any taxable year for which we qualify for taxation as a REIT, amounts distributed to, and gains realized by, taxable U.S. stockholders with respect to our common stock generally will be taxed as described below. For a summary of the federal income tax treatment of distributions reinvested in additional shares of our common stock pursuant to our Reinvestment Plan, see “Summary of Our Reinvestment Plan.”

Distributions Generally.  Distributions paid to U.S. stockholders, other than capital gain distributions discussed below, made out of our current or accumulated earnings and profits and will be taxable to the stockholders as ordinary income for federal income tax purposes. These distributions are not eligible for the dividends received deduction generally available to corporations. In addition, with limited exceptions, these distributions are not eligible for taxation at the preferential income tax rates currently in effect for qualified dividends received by U.S. stockholders that are individuals, trusts and estates from taxable C corporations. Stockholders that are individuals, trusts or estates however, may be taxed at the preferential rates currently in effect (assuming the relevant holding periods have been met) on dividends designated by and received from us to the extent that the dividends are attributable to (i) income retained by us in the prior taxable year on which we were subject to corporate level income tax (less the amount of tax), (ii) dividends received by us from taxable C corporations, including any dividends we may receive from a TRS, or (iii) income in the prior taxable year from the sales of “built-in gain” property acquired by us from C corporations in carryover basis transactions (less the amount of corporate tax on such income).

To the extent we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, reducing the tax basis in a U.S. stockholder’s shares of common stock, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale of its shares of common stock. Dividends we declare in October, November or December of any year payable to a stockholder of record on a specified date in any of these months will be treated as both paid by us and received by the stockholder on December 31 of the year, provided that we actually pay the dividends during January of the following calendar year.

To the extent we have available net operating losses and capital losses carried forward from prior tax years, such losses may reduce the amount of distributions we must make in order to comply with the REIT distribution requirements. See “— Requirements for Qualification as a REIT — Operational Requirements — Annual Distribution Requirement.” Such losses, however, are not passed through to stockholders and do not offset income of stockholders from other sources, nor would such losses affect the character of any distributions that we make, which are generally subject to tax in the hands of stockholders to the extent that we have current or accumulated earnings and profits.

If excess inclusion income from a taxable mortgage pool or REMIC residual interest is allocated to any stockholder, that income will be taxable in the hands of the stockholder and would not be offset by any net operating losses of the stockholder that would otherwise be available. As required by Internal Revenue Service guidance, we intend to notify our stockholders if a portion of a dividend paid by us is attributable to excess inclusion income.

We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed above. Moreover, any “deficiency distribution” will be treated as an ordinary or capital gain distribution, as the case may be, regardless of our earnings and profits. As a result, stockholders may be required to treat as taxable some distributions that would otherwise result in a tax-free return of capital.

Distributions to U.S. stockholders that we properly designate as capital gain distributions normally will be treated as long-term capital gains to the extent they do not exceed our actual net capital gain for the taxable year without regard to the period for which the U.S. stockholder has held his or her shares of common stock and, for taxable years beginning after December 31, 2015, may not exceed our distributions paid for the taxable year, including distributions paid the following year that are treated as paid in the current year,. A corporate U.S. stockholder might be required to treat up to 20% of some capital gain distributions as ordinary income. Long-term capital gains are generally taxable at preferential rates in the case of stockholders who are individuals, estates, and trusts. Capital gains attributable to the sale of depreciable real property held for more than 12 months are subject to a 25% maximum federal income tax rate for taxpayers who are individuals, to the extent of previously claimed depreciation deductions (unrecaptured Section 1250 gains). See “— Requirements for Qualification as a REIT — Operational Requirements — Annual Distribution Requirement” for the treatment by U.S. stockholders of net long-term capital gains that we elect to retain and pay tax on.

Certain Dispositions of Our Common Stock.  In general, capital gains recognized by individuals upon the sale or disposition of shares of our common stock will be subject to tax at the federal capital gains rate if such shares of common stock are held for more than 12 months, and will be taxed at ordinary income rates if such shares of common stock are held for 12 months or less. Gains recognized by stockholders that are corporations are subject to federal income tax at a current maximum rate of 35%, whether or not classified as long-term capital gains. Capital losses recognized by a stockholder upon the disposition of a share of our common stock held for more than one year at the time of disposition will be considered long-term capital losses, and are generally available only to offset capital gain income of the stockholder but not ordinary income (except in the case of individuals, trusts and estates who may offset up to $3,000 of ordinary income each year). In addition, any loss upon a sale or exchange of shares of common stock by a stockholder who has held such shares of common stock for six months or less, after applying holding period rules, will be treated as a long-term capital loss to the extent of distributions received from us that are required to be treated by the stockholder as long-term capital gain. In addition, under the so-called “wash sale” rules (as defined in the Code), all or a portion of any loss that a stockholder realizes upon a taxable disposition of shares of common stock may be disallowed if the stockholder purchases (including through our Reinvestment Plan) other shares of our stock (or stock substantially similar to our stock) within 30 days before or after the disposition.

If an investor recognizes a loss upon a subsequent disposition of our stock or other securities in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury Regulations involving “reportable transactions” (as defined in the Code) could apply, with a resulting requirement to separately disclose the loss-generating transaction to the Internal Revenue Service. These regulations, though directed towards tax shelters, are broadly written and apply to transactions that would not typically be considered tax shelters. The Code imposes significant penalties for failure to comply with these requirements. You should consult your tax advisor concerning any possible disclosure obligation with respect to the receipt or disposition of our stock or securities or transactions that we might undertake directly or indirectly. Moreover, you should be aware that we and other participants in the transactions in which we are involved (including their advisors) might be subject to disclosure or other requirements pursuant to these regulations, and that the failure to make such disclosures would result in substantial penalties.

Distributions we make and gain arising from the sale or exchange by a U.S. stockholder of our stock will not be treated as passive activity income. As a result, stockholders will not be able to apply any passive losses against income or gain relating to our stock. To the extent distributions we make do not constitute a return of capital or a long term capital gain (unless you elect otherwise), they will be treated as investment income for purposes of computing the investment interest limitation.

Additional Medicare Contribution Tax.  An additional tax of 3.8% generally will be imposed on the “net investment income” of U.S. stockholders who meet certain requirements and are individuals, estates or certain trusts. Among other items, “net investment income” generally includes gross income from dividends and net gain attributable to the disposition of certain property, such as shares of our common stock. In the case of individuals, this tax will only apply to the extent such individual’s modified adjusted gross income exceeds $200,000 ($250,000 for married couples filing a joint return and surviving spouses, and $125,000 for married individuals filing a separate return). U.S. stockholders should consult their tax advisors regarding the possible applicability of this additional tax in their particular circumstances.

Information Reporting Requirements and Backup Withholding for U.S. Stockholders.  As required, we will report to U.S. stockholders of our common stock and to the Internal Revenue Service the amount of distributions made or deemed made during each calendar year and the amount of tax withheld, if any. Under some circumstances, U.S. stockholders may be subject to backup withholding on payments made with respect to, or cash proceeds of a sale or exchange of, our common stock. Backup withholding will apply only if the stockholder:

•	Fails to furnish its taxpayer identification number (which, for an individual, would typically be his or her Social Security number);
•	Furnishes an incorrect taxpayer identification number;

•	Is notified by the Internal Revenue Service that the stockholder has failed to properly report payments of interest or dividends and is subject to backup withholding; or
•

Under some circumstances, fails to certify, under penalties of perjury, that it has furnished a correct taxpayer identification number and has not been notified by the Internal Revenue Service that the stockholder is subject to backup withholding for failure to report interest and dividend payments or has been notified by the Internal Revenue Service that the stockholder is no longer subject to backup withholding for failure to report those payments.

Backup withholding will not apply with respect to payments made to some stockholders, such as corporations in certain circumstances and tax-exempt organizations. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a U.S. stockholder will be allowed as a credit against the U.S. stockholder’s U.S. federal income tax liability and may entitle the U.S. stockholder to a refund, provided that the required information is furnished to the Internal Revenue Service. U.S. stockholders should consult their tax advisors regarding their qualification for exemption from backup withholding and the procedure for obtaining an exemption.

Cost Basis Reporting.  The Internal Revenue Service has issued final regulations that require us to report the cost basis and gain or loss to a stockholder upon the sale or liquidation of “covered shares.” For purposes of the final regulations, all shares acquired by non-tax exempt stockholders through the Reinvestment Plan will be considered “covered shares” and will be subject to the applicable reporting requirements.

Upon the sale or liquidation of “covered shares,” a broker must report both the cost basis of the shares and the gain or loss recognized on the sale of those shares to the stockholder and to the Internal Revenue Service on Form 1099-B. In addition, stockholders that are S-corporations are no longer exempt from Form 1099-B reporting and shares purchased by an S-corporation are “covered shares” under the final regulations. If we take an organizational action such as a stock split, merger, or acquisition that affects the cost basis of “covered shares,” we will report to each stockholder and to the Internal Revenue Service via our website a description of any such action and the quantitative effect of that action on the cost basis on an information return.

We have elected the first in, first out (FIFO) method as the default for calculating the cost basis and gain or loss upon the sale or liquidation of “covered shares”. A non-tax exempt stockholder may elect a different method of computation until the settlement date of the sold or liquidated shares. We suggest that you consult with your tax advisor to determine the appropriate method of accounting for your investment.

Treatment of Tax-Exempt Stockholders

Tax-exempt entities, including employee pension benefit trusts and individual retirement accounts, generally are exempt from U.S. federal income taxation. These entities are subject to taxation, however, on any “unrelated business taxable income” (“UBTI”), as defined in the Code. The Internal Revenue Service has issued a published ruling that distributions from a REIT to a tax-exempt pension trust do not constitute UBTI. Although rulings are merely interpretations of law by the Internal Revenue Service and may be revoked or modified, based on this analysis, indebtedness incurred by us or by our operating partnership in connection with the acquisition of a property should not cause any income derived from the property to be treated as UBTI upon the distribution of those amounts as dividends to a tax-exempt U.S. stockholder of our common stock. A tax-exempt entity that incurs indebtedness to finance its purchase of our common stock, however, will be subject to UBTI under the debt-financed income rules.

In certain circumstances, a pension trust that owns more than 10% of our stock could be required to treat a percentage of the dividends as UBTI if we are a “pension-held REIT.” We will not be a pension-held REIT unless (i) we are required to look through one or more of our pension trust stockholders in order to satisfy the REIT “closely-held” test, and (ii) either (A) one pension trust owns more than 25% of the value of our stock, or (B) one or more pension trusts, each individually holding more than 10% of the value of our stock, collectively owns more than 50% of the value of our stock. Certain restrictions on ownership and transfer of our stock generally should prevent a tax-exempt entity from owning more than 10% of the value of our stock and generally should prevent us from becoming a pension-held REIT. Tax-exempt stockholders are urged to consult their tax advisors regarding the federal, state, local and foreign income and other tax consequences of owning our common stock.

For social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the Code, respectively, income from an investment in our shares will generally constitute UBTI unless the stockholder in question is able to deduct amounts set aside or placed in reserve for certain purposes so as to offset the UBTI generated. Any such organization that is a prospective stockholder should consult its own tax advisor concerning these set aside and reserve requirements, and regarding the treatment of distributions to such organization.

Special Tax Considerations for Non-U.S. Stockholders

The rules governing U.S. federal income taxation of non-resident alien individuals, foreign corporations, foreign partnerships and other foreign stockholders, which we refer to collectively as “Non-U.S. holders,” are complex. The following discussion is intended only as a summary of these rules. Non-U.S. holders should consult with their own tax advisors to determine the impact of U.S. federal, state and local income tax laws on an investment in our common stock, including any reporting requirements as well as the tax treatment of the investment under the tax laws of their home country.

Ordinary Dividends.  The portion of distributions received by Non-U.S. holders payable out of our earnings and profits which are not attributable to our capital gains and which are not effectively connected with a U.S. trade or business of the Non-U.S. holder will be subject to U.S. withholding tax at the rate of 30%, unless reduced or eliminated by treaty. Reduced treaty rates and other exemptions are not available to the extent that income is attributable to excess inclusion income allocable to the foreign stockholder. Accordingly, we will withhold at a rate of 30% on any portion of a dividend that is paid to a non-U.S. holder and attributable to that holder’s share of our excess inclusion income. As required by Internal Revenue Service guidance, we intend to notify our stockholders if a portion of a dividend paid by us is attributable to excess inclusion income. In general, Non-U.S. holders will not be considered to be engaged in a U.S. trade or business solely as a result of their ownership of our common stock. In cases where the distribution income from a Non-U.S. holder’s investment in our common stock is, or is treated as, effectively connected with the Non-U.S. holder’s conduct of a U.S. trade or business, the Non-U.S. holder generally will be subject to U.S. tax at graduated rates, in the same manner as U.S. stockholders are taxed with respect to such distributions, such income must generally be reported on a U.S. income tax return filed by or on behalf of the Non-U.S. holder, and the income may also be subject to the 30% branch profits tax in the case of a Non-U.S. holder that is a corporation.

Non-Dividend Distributions.  Unless our common stock constitutes a U.S. real property interest (a “USRPI”), distributions by us which are not distributions out of our earnings and profits will not be subject to U.S. income tax. If it cannot be determined at the time at which a distribution is made whether or not the distribution will exceed current and accumulated earnings and profits, the distribution will be subject to withholding at the rate applicable to distributions. However, the Non-U.S. holder may seek a refund from the Internal Revenue Service of any amounts withheld if it is subsequently determined that the distribution was, in fact, in excess of our current and accumulated earnings and profits. If our common stock constitutes a USRPI, as described below, distributions by us in excess of the sum of our earnings and profits plus the stockholder’s basis in shares of our common stock will be taxed under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) at the rate of tax, including any applicable capital gains rates, that would apply to a U.S. stockholder of the same type (e.g., an individual or a corporation, as the case may be), and the collection of the tax will be enforced by a refundable withholding at a rate of 10% of the amount by which the distribution exceeds the stockholder’s share of our earnings and profits.

Capital Gain Distributions.  A capital gain distribution will generally not be treated as income that is effectively connected with a U.S. trade or business, and will instead be treated the same as an ordinary distribution from us (see “— Special Tax Considerations for Non-U.S. Stockholders — Ordinary Dividends”), provided that (i) the capital gain distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States, and (ii) the recipient Non-U.S. holder does not own more than 10% of that class of stock at any time during the taxable year in which the capital gain distribution is received. If such requirements are not satisfied, distributions that are sourced from capital gains will be treated as income that is effectively connected with a U.S. trade or business of the Non-U.S. holder without regard to whether the distribution is designated as a capital gain distribution and, in addition, shall be subject to a 35% withholding tax. We do not anticipate our common stock satisfying the “regularly traded” requirement. Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a Non-U.S. holder that is a corporation. A distribution is not a USRPI capital gain if we held the underlying asset solely as a creditor. Capital gain distributions received by a Non-U.S. holder from a REIT that are not USRPI capital gains are generally not subject to U.S. income tax, but may be subject to withholding tax. Distributions, to “qualified foreign pension funds” or entities all of the interests of which are held by “qualified foreign pension funds” are exempt from FIRPTA. Non-U.S. holders should consult their tax advisors regarding the application of these rules.

Estate Tax.  If our stock is owned or treated as owned by an individual who is not a citizen or resident (as specially defined for U.S. federal estate tax purposes) of the United States at the time of such individual’s death, the stock will be includable in the individual’s gross estate for U.S. federal estate tax purposes, unless an applicable estate tax treaty provides otherwise, and may therefore be subject to U.S. federal estate tax.

Dispositions of Our Common Stock.  Unless our common stock constitutes a USRPI, a sale of our common stock by a Non-U.S. holder generally will not be subject to U.S. taxation under FIRPTA. Our common stock will not be treated as a USRPI if less than 50% of our assets throughout a prescribed testing period consist of interests in real property located within the United States, excluding, for this purpose, interests in real property solely in a capacity as a creditor.

Even if the foregoing test is not met, our common stock nonetheless will not constitute a USRPI if we are a “domestically controlled REIT.” A “domestically controlled REIT” is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares of common stock is held directly or indirectly by Non-U.S. holders. We currently anticipate that we will be a domestically controlled REIT and, therefore, the sale of our common stock should not be subject to taxation under FIRPTA. However, we cannot assure you that we are or will continue to be a domestically controlled REIT. If we were not a domestically controlled REIT, whether a Non-U.S. holder’s sale of our common stock would be subject to tax under FIRPTA as a sale of a USRPI would depend on whether our common stock were “regularly traded” on an established securities market and on the size of the selling stockholder’s interest in us.

In addition, even if we are a domestically controlled REIT, upon disposition of our common stock (subject to the exception applicable to “regularly traded” stock described above), a non-U.S. holder may be treated as having gain from the sale or exchange of a USRPI if the non-U.S. holder (i) disposes of our common stock within a 30-day period preceding the ex-dividend date of distribution, any portion of which, but for the disposition, would have been treated as gain from the sale or exchange of a USRPI and (ii) acquires, or enters into a contract or option to acquire, other shares of our common stock within 30 days after such ex-dividend date.

If the gain on the sale of shares of common stock were subject to taxation under FIRPTA, a Non-U.S. holder would be subject to the same treatment as a U.S. stockholder with respect to the gain, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of non-resident alien individuals.

Gain from the sale of our common stock that would not otherwise be subject to FIRPTA will nonetheless be taxable in the United States to a non-U.S. holder in two cases: (i) if the non-U.S. holder’s investment in our common stock is effectively connected with a U.S. trade or business conducted by such non-U.S. holder, the non-U.S. holder will be subject to the same treatment as a U.S. stockholder with respect to such gain; or (ii) if the non-U.S. holder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a “tax home” (as defined in the Code) in the United States, the nonresident alien individual will be subject to a 30% tax on the individual’s capital gain.

Information Reporting Requirements and Backup Withholding for Non-U.S. Holders.  Non-U.S. holders should consult their tax advisors with regard to U.S. information reporting and backup withholding requirements under the Code. We will provide you with an annual Internal Revenue Service Form 1042-S, if required, by March 15 following the end of our fiscal year.

Statement of Share Ownership

We are required to demand annual written statements from the record holders of designated percentages of our common stock disclosing the actual owners of the shares of common stock. Any record stockholder who, upon our request, does not provide us with required information concerning actual ownership of the shares of common stock is required to include specified information relating to his or her shares of common stock in his or her federal income tax return. We also must maintain, within the Internal Revenue District in which we are required to file our federal income tax return, permanent records showing the information we have received about the actual ownership of our common stock and a list of those Persons failing or refusing to comply with our demand.

Federal Income Tax Aspects of the Operating Partnership

The following discussion summarizes certain federal income tax considerations applicable to our investment in the operating partnership. This discussion applies only if, and during the period that, the operating partnership is treated as a partnership instead of a disregarded entity for federal income tax purposes. During the period that (i) we own 100% of the general and limited partnership interests in the operating partnership, either directly or indirectly through CHP GP, LLC and (ii) CHP GP, LLC has not elected to be taxed as a corporation for federal income tax purposes, the operating partnership will be disregarded as an entity separate from us for federal income tax purposes, and all of the operating partnership’s assets, liabilities and activities will be treated as our assets, liabilities and activities for federal income tax purposes. We do not know if or when additional interests in the operating partnership will be issued to a third party in a manner that would cause the operating partnership to cease being treated as a disregarded entity for federal income tax purposes. The discussion does not cover state or local tax laws or any federal tax laws other than income tax laws.

Classification as a Partnership.  We will be entitled to include in our income a distributive share of the operating partnership’s income and to deduct our distributive share of the operating partnership’s losses only if the operating partnership is classified for federal income tax purposes as a partnership, rather than as a corporation or an association taxable as a corporation. Under applicable Treasury Regulations (the “Check-the-Box-Regulations”), an unincorporated domestic entity with at least two members may elect to be classified either as an association taxable as a corporation or as a partnership. If the entity fails to make an election, it generally will be treated as a partnership for federal income tax purposes. The operating partnership intends to be classified as a partnership for federal income tax purposes and will not elect to be treated as an association taxable as a corporation under the Check-the-Box-Regulations.

Even though the operating partnership will not elect to be treated as an association for U.S. federal income tax purposes, it may be taxed as a corporation if it is deemed to be a “publicly traded partnership.” A “publicly traded partnership” is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under applicable Treasury Regulations (the “PTP Regulations”), limited safe harbors from the definition of a publicly traded partnership are provided. Pursuant to one of those safe harbors (the “Private Placement Exclusion”), interests in a partnership will not be treated as readily tradable on a secondary market or the substantial equivalent thereof if (i) all interests in the partnership were issued in a transaction (or transactions) that were not required to be registered under the Securities Act, and (ii) the partnership does not have more than 100 partners at any time during the partnership’s taxable year. In determining the number of partners in a partnership, a person owning an interest in a flow-through entity (including a partnership, grantor trust or S corporation) that owns an interest in the partnership is treated as a partner in such partnership only if (i) substantially all of the value of the owner’s interest in the flow-through entity is attributable to the flow-through entity’s direct or indirect interest in the partnership, and (ii) a principal purpose of the use of the flow-through entity is to permit the partnership to satisfy the 100 partner limitation. We and the operating partnership believe and currently intend to take the position that the operating partnership should not be classified as a publicly traded partnership because (i) operating partnership units are not traded on an established securities market, and (ii) operating partnership units should not be considered readily tradable on a secondary market or the substantial equivalent thereof. In addition, the operating partnership presently qualifies for the Private Placement Exclusion.

Even if the operating partnership were considered a publicly traded partnership under the PTP Regulations, the operating partnership should not be treated as a corporation for U.S. federal income tax purposes as long as 90% or more of its gross income consists of “qualifying income” under section 7704(d) of the Code. In general, “qualifying income” includes interest, dividends, real property rents (as defined by section 856 of the Code) and gain from the sale or disposition of real property. If the operating partnership were characterized as a publicly traded partnership even if it were not taxable as a corporation because of the qualifying income exception, however, holders of operating partnership units would be subject to special rules under section 469 of the Code. Under such rules, each holder of operating partnership units would be required to treat any loss derived from the operating partnership separately from any income or loss derived from any other publicly traded partnership, as well as from income or loss derived from other passive activities. In such case, any net losses or credits attributable to the operating partnership which are carried forward may only be offset against future income of the operating partnership. Moreover, unlike other passive activity losses, suspended losses attributable to the operating partnership would only be allowed upon the complete disposition of the operating partnership unit holder’s entire interest in the operating partnership.

We have not requested, and do not intend to request, a ruling from the Internal Revenue Service that the operating partnership will be classified as a partnership for federal income tax purposes.

If for any reason the operating partnership were taxable as a corporation, rather than a partnership, for federal income tax purposes, we would not be able to qualify as a REIT, unless we are eligible for relief from the violation pursuant to relief provisions described above. See “— Requirements for Qualification as a REIT — Organizational Requirements” and “Requirements for Qualification as a REIT—Operational Requirements—Asset Tests” above for discussion of the effect of the failure to satisfy the REIT tests for a taxable year, and of the relief provisions. In addition, any change in the operating partnership’s status for tax purposes might be treated as a taxable event, in which case we might incur a tax liability without any related cash distribution. Further, items of income and deduction of the operating partnership would not pass through to its partners, and its partners would be treated as stockholders for tax purposes. The operating partnership would be required to pay income tax at corporate tax rates on its net income, and distributions to its partners would constitute distributions that would not be deductible in computing the operating partnership’s taxable income.

Income Taxation of the Operating Partnership and Its Partner, Not the Operating Partnership, Subject to Tax.  A partnership is not a taxable entity for federal income tax purposes. As a partner in the operating partnership, we will be required to take into account our allocable share of the operating partnership’s income, gains, losses, deductions and credits for any taxable year of the operating partnership ending within or with our taxable year, without regard to whether we have received or will receive any distributions from the operating partnership.

Operating Partnership Allocations.  Although a partnership agreement generally determines the allocation of income and losses among partners, such allocations will be disregarded for tax purposes if they do not comply with the provisions of section 704(b) of the Code and the Treasury Regulations promulgated thereunder. If an allocation is not recognized for federal income tax purposes, the item subject to the allocation will be reallocated in accordance with the partner’s interests in the partnership, which will be determined by taking into account all of the facts and circumstances relating to the economic arrangement of the partners with respect to such item. The operating partnership’s allocations of taxable income and loss are intended to comply with the requirements of section 704(b) of the Code and the Treasury Regulations promulgated thereunder.

Tax Allocations With Respect to Contributed Properties.  Pursuant to section 704(c) of the Code, income, gain, loss and deduction with respect to property that is contributed to a partnership in exchange for an interest in the partnership must, for federal income tax purposes, be shared among the partners to take account of the unrealized gain or unrealized loss associated with the property at the time of the contribution. The amount of unrealized gain or unrealized loss is generally equal to the difference between the fair market value of the contributed property at the time of contribution and the adjusted tax basis of such property at the time of contribution. Under applicable Treasury Regulations, partnerships are required to use a reasonable method for allocating items subject to section 704(c) of the Code, and several reasonable allocation methods are described therein.

Under the operating partnership agreement, subject to exceptions applicable to limited partnership interests, depreciation or amortization deductions of the operating partnership generally is allocated among the partners in accordance with their respective interests in the operating partnership, except to the extent that the operating partnership is required under section 704(c) of the Code to use a different method for allocating depreciation deductions attributable to its properties. In addition, gain or loss on the sale of a property that has been contributed to the operating partnership will be specially allocated to the contributing partner to the extent of any built-in gain or loss with respect to the property for federal income tax purposes. It is possible that we may (i) be allocated lower amounts of depreciation deductions for tax purposes with respect to contributed properties than would be allocated to us if each such property were to have a tax basis equal to its fair market value at the time of contribution and (ii) be allocated taxable gain in the event of a sale of such contributed properties in excess of the economic profit allocated to us as a result of such sale. These allocations may cause us to recognize taxable income in excess of cash proceeds received by us, which might adversely affect our ability to comply with the REIT distribution requirements, although we do not anticipate that this event will occur. The foregoing principles also will affect the calculation of our earnings and profits for purposes of determining the portion of our distributions that are taxable as a dividend. The allocations described in this paragraph may result in a higher portion of our distributions being taxed as a dividend than would have occurred had we purchased such properties for cash.

Basis in Operating Partnership Interest.  The adjusted tax basis of our partnership interest in the operating partnership generally is equal to the amount of cash and the basis of any other property contributed to the operating partnership by us, (i) increased by (A) our allocable share of the operating partnership’s income and (B) our allocable share of indebtedness of the operating partnership, and (ii) reduced, but not below zero, by (A) our allocable share of the operating partnership’s loss and (B) the amount of cash distributed to us, including constructive cash distributions resulting from a reduction in our share of indebtedness of the operating partnership. If the allocation of our distributive share of the operating partnership’s loss would reduce the adjusted tax basis of our partnership interest in the operating partnership below zero, the recognition of the loss will be deferred until such time as the recognition of the loss would not reduce our adjusted tax basis below zero. If a distribution from the operating partnership or a reduction in our share of the operating partnership’s liabilities would reduce our adjusted tax basis below zero, that distribution, including a constructive distribution, will constitute taxable income to us. The gain realized by us upon the receipt of any such distribution or constructive distribution would normally be characterized as capital gain, and if our partnership interest in the operating partnership has been held for longer than the long-term capital gain holding period (currently one year), the distribution would constitute long-term capital gain.

Depreciation Deductions Available to the Operating Partnership.  The operating partnership uses a portion of contributions we make from Net Offering Proceeds to acquire interests in properties and securities. To the extent that the operating partnership acquires properties or securities for cash, the operating partnership’s initial basis in such properties for federal income tax purposes generally will be equal to the purchase price paid by the operating partnership. The operating partnership depreciates each depreciable property for federal income tax purposes under the alternative depreciation system of depreciation (“ADS”). Under ADS, the operating partnership generally depreciates buildings and improvements over a 40-year recovery period using a straight-line method and a mid-month convention and will depreciate furnishings and equipment over a 10-year recovery period using a straight-line method and a half-year convention. To the extent that properties are contributed to the operating partnership in exchange for units of the operating partnership, the operating partnership’s initial basis in each such property for federal income tax purposes should be the same as the transferor’s basis in that property on the date of contribution to the operating partnership. Although the law is not entirely clear, the operating partnership generally depreciates such depreciable property for federal income tax purposes over the same remaining useful lives and under the same methods used by the transferors.

Sale of the Operating Partnership’s Property.  Generally, any gain realized by the operating partnership on the sale of property held for more than one year will be long-term capital gain, except for any portion of such gain that is treated as depreciation or cost recovery recapture. Our share of any gain realized by the operating partnership on the sale of any property held by the operating partnership as inventory or other property held primarily for sale to customers in the ordinary course of the operating partnership’s trade or business will be treated as income from a prohibited transaction that is subject to a 100% tax. We, however, do not presently intend to acquire or hold or allow the operating partnership to acquire or hold any property that represents inventory or other property held primarily for sale to customers in the ordinary course of our or the operating partnership’s trade or business.

Partnership Audit Rules

The recently enacted Bipartisan Budget Act of 2015 changes the rules applicable to U.S. federal income tax audits of partnerships. Under the new rules (which are generally effective for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. Although it is uncertain how these new rules will be implemented, it is possible that they could result in partnerships in which we directly or indirectly invest being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we, as a REIT, may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. The changes created by these new rules are sweeping and in many respects dependent on the promulgation of future regulations or other guidance by the U.S. Department of the Treasury. Prospective investors are urged to consult their tax advisors with respect to these changes and their potential impact on their investment in our shares.

Other Tax Considerations

Payments to Certain Foreign Financial Entities and Other Foreign Entities.  Withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-U.S. entities receiving payments on your behalf, including distributions in respect of shares of our stock and gross proceeds from the sale of shares of our stock, if you or such institutions fail to comply with certain due diligence and other reporting rules as set forth in the recently issues Treasury regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Withholding currently applies to payments of dividends and will apply to payments of gross proceeds from a sale of shares of our stock made after December 31, 2019. Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit of such exemption or reduction. Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the United States and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the recently issued Treasury regulations in light of your particular circumstances.

Legislative or Other Actions Affecting REITs.  Current and prospective holders of our stock should recognize the present federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to the federal tax laws and interpretations thereof could adversely affect an investment in our stock.

State, Local and Foreign Taxes.  We and our subsidiaries and stockholders may be subject to state, local or foreign taxation in various jurisdictions including those in which we or they transact business, own property or reside. We own properties located in numerous jurisdictions, and may be required to file tax returns in some or all of those jurisdictions. Our state, local or foreign tax treatment and that of our stockholders may not conform to the federal income tax treatment discussed above. To the extent, if any, that we or our subsidiaries own assets, directly or indirectly, or conduct operations in foreign jurisdictions, we may be subject to foreign tax systems. Our favorable tax treatment in the United States as a REIT may not be recognized by foreign jurisdictions where we may be treated as a foreign corporation or other type of entity subject to a variety of taxes, such as income, corporate, trade, local and capital taxes, and distributions from such operations may be subject to withholding both as to dividends and interest paid to us.

Although we will seek to reduce the foreign taxes payable on foreign operations, it is unlikely that we will be able to mitigate totally such taxes, which could be significant. To the extent we incur such foreign taxes; we will receive reduced amounts from foreign operations and will have less cash available for distribution to our stockholders. Further, the foreign taxes cannot be passed through to our stockholders as a foreign tax credit and we cannot generally make effective use of foreign tax credits. As a result, we expect that neither we nor our stockholders will be able to reduce U.S. tax liability on account of our payment of foreign taxes. Accordingly, foreign taxes would impact our operations as an additional cost.

Prospective investors should consult their tax advisors regarding the application and effect of state, local and foreign income and other tax laws on an investment in our stock.

Advisor

Our Advisor has responsibility for our day-to-day operations, administering our accounting functions, serving as our consultant in connection with policy decisions to be made by our board of directors, and identifying and making acquisitions and investments on our behalf.  In exchange for these services, our Advisor is entitled to receive certain fees from us.

Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, our Offerings, acquisitions, and operating activities. To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (“Expense Year”), commencing with the Expense Year ending June 30, 2013, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the Expense Year ended December 31, 2015, the Company did not incur operating expenses in excess of the limitation.

The current advisory agreement, which was approved by the board of directors on March 15, 2016, continues through June 2017.  Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data” – Note 11. “Related Party Arrangements.”

Available Information

CNL Financial Group, LLC (“Sponsor” or “CNL”) maintains a web site at www.cnlhealthcareproperties.com containing additional information about our business, and a link to the SEC web site (www.sec.gov).  We make available free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we file such material, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

The contents of our web site are not incorporated by reference in, or otherwise a part of, this report.

Item 1A.	RISK FACTORS

Valuation Related Risks

In determining the Company’s estimated net asset value per share, the Company primarily relied upon a valuation of the Company’s portfolio of properties and debt as of December 31, 2015.  Valuations and appraisals of the Company’s properties and outstanding debt are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties.  Therefore, the Company’s estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of the Company’s properties.

For the purposes of calculating the Company’s estimated net asset value per share, the Company retained an investment banking firm as valuation expert to determine the Company’s estimated net asset value per share and the value of the Company’s properties and debt as of December 31, 2015.  The valuation methodologies used to estimate the net asset value of the Company’s shares as well as the value of the Company’s properties and outstanding debt, involved certain subjective judgments, including but not limited to, discounted cash flow analyses for wholly owned and partially owned properties.  Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond the Company’s control.  Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller.  Therefore, the valuations of the Company’s properties and the Company’s investments in real estate-related assets may not correspond to the realizable value upon a sale of those assets.

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

In prior periods the Company has not had sufficient cash available from operations to pay distributions, and, therefore, has paid distributions from the net proceeds of the Company’s offering.  The Company may continue to pay distributions from sources other than its cash flow from operations or funds from operations, and any such distributions may reduce the amount of cash the Company ultimately invests in assets, negatively impact the value of the Company’s stockholders’ investment and be dilutive to its stockholders.

Prior to 2013, the Company generated little, if any, cash flow from operations or funds from operations.  Further, investments by the Company in development or redevelopment projects, or in properties requiring significant capital, may affect the Company’s ability to make cash distributions.  The Company’s organizational documents permit it to make distributions from any source, such as from the proceeds of the Company’s offerings (including its Reinvestment Plan), cash resulting from a deferral or waiver of asset management fees or expense reimbursements, and borrowings, which may be unsecured or secured by the Company’s assets, in anticipation of future net operating cash flow.  The Company has not established any limit on the extent to which the Company may use alternate sources, including borrowings or proceeds of the Company’s offerings, to pay distributions.  Commencing in the fourth fiscal quarter of 2011 through the fourth quarter of 2015, the Company made cash distributions from offering proceeds, which were dilutive to the Company’s stockholders.  To the extent the Company makes cash distributions, or a portion thereof, from sources other than operating cash flow or funds from operations, the Company will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, which might cause the Company to reduce the offering price in this offering or in future offerings, and there will be no assurance that the Company will be able to sustain distributions at that level.  Further, distributions that exceed cash flows from operations or funds from operations may not be sustainable.  Distributions will be taxable as ordinary income to the stockholders to the extent such distributions are made from the Company’s current and accumulated earnings and profits (“E&P”).  In addition, to the extent distributions exceed E&P calculations on a tax basis, a stockholder’s basis in the Company’s stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain in the future.

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

The Company cannot assure investors that:

•	rents or operating income from the Company’s properties will remain stable or increase;
•	tenants will not default under or terminate their leases;
•	acquisitions of real properties will increase the Company’s cash available for distributions to stockholders; or
•	development properties will be developed on budget or generate income once stabilized.

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

If the Company decides to list the Company’s common stock on a national exchange, it may wish to lower the Company’s distribution rate in order to optimize the price at which the Company’s shares would trade.  In addition, subject to the applicable REIT rules, the Company’s board of directors, in its discretion, may retain any portion of the Company’s cash on hand or use offering proceeds for capital needs and other corporate purposes.  Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this prospectus, as well as other factors that the Company’s board of directors may, from time to time deem relevant to consider when determining an appropriate common stock distribution.  As of December 31, 2015, the Company has experienced cumulative losses and cannot assure investors that it will generate or have sufficient cash available to continue paying distributions to investors at any specified level or that distributions the Company makes may not be decreased or be eliminated in the future.

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

Further, the Company’s success depends to a significant degree upon the contributions of James M. Seneff, Jr., the Company’s chairman of the board of directors, Thomas K Sittema, vice chairman of the board of directors, Stephen H. Mauldin, the Company’s president and chief executive officer, and Kevin Maddron, the Company’s chief operating officer, financial officer and treasurer, each of whom would be difficult to replace.  If any of these key personnel were to cease their affiliation with the Company or the Company’s affiliates, the Company may be unable to find suitable replacement personnel and the Company’s operating results could suffer.  In addition, the Company has entered into an advisory agreement with the Advisor which contains a non-solicitation and non-hire clause prohibiting the Company or the Company’s operating partnership from (i) soliciting or encouraging any person to leave the employment of the Advisor; or (ii) hiring on the Company’s behalf or on behalf of the Company’s operating partnership any person who has left the employment of the Advisor for one year after such departure.  All of the Company’s executive officers and the executive officers of the Advisor are also executive officers of CNL Lifestyle Properties, Inc. (“CLP”) and its advisor, and CNL Healthcare Properties II, Inc. (“CHP II”), a new non-traded corporation that intends to qualify as a real estate investment trust sponsored by CNL, whose registration statement on Form S-11 has recently been declared effective by the SEC under the Act and which intends to invest in healthcare properties substantially similar to those in which the Company has currently invested, and CHP II’s advisor, all of which are affiliates of the Advisor.  The Company believes that its future success depends, in large part, upon the Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and the Advisor may be unsuccessful in attracting and retaining such skilled personnel.  The Company does not maintain key person life insurance on any of its officers.

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

In addition, any deterioration in the perception of CNL in the broker-dealer and financial advisor industries could result in an adverse effect on the Company’s ability to acquire assets and obtain financing from third parties on favorable terms.

Adverse changes in affiliated programs could also adversely affect our ability to raise capital.

CNL has one other public, non-traded, real estate investment program which has investment objectives similar to the Company’s, CHP II, which recently has had its registration statement on Form S-11 been declared effective by the SEC and which intends to begin raising equity capital to invest in the healthcare sector.  The Company’s Sponsor also has two other public, non-traded real estate investment programs, CLP and CNL Growth Properties, Inc. (“CGP”), which are closed to new investors.  Adverse results in the other non-traded REITs on the CNL platform have the potential to affect CNL’s and the Company’s reputation among financial advisors and investors.

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

James M. Seneff, Jr. serves as chairman of the board of directors of the Company, as well as chairman of the board of directors of CLP and CGP, affiliates of the Company and/or the Advisor. Thomas K. Sittema serves as the Company’s vice chairman, as well as chairman of the board of directors of CHP II and as a director for CLP.  These directors may experience conflicts of interest in managing the Company because they also have management responsibilities for these affiliated entities, which invest in properties in the same markets as the Company’s properties.

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

In addition, Stephen H. Mauldin, the Company’s president and chief executive officer, Kevin Maddron, the Company’s chief operating officer, chief financial officer and treasurer, and the Company’s other officers serve as officers of, and devote time to, the Advisor, as well as CHP II, which has similar investment objectives to the Company.  Certain of the Company’s officers may also serve as officers of, and devote time to, CLP and CGP, two other non-traded REITs affiliated with the Sponsor, and their respective advisors and other companies which may be affiliated with the Company in the future.  These officers may experience conflicts of interest in managing the Company because they also have management responsibilities for multiple programs.  For these reasons, these officers will share their management time and services among these other programs and the Company, and will not devote all of their attention to the Company and could take actions that are more favorable to CHP II than to the Company.

Other real estate investment programs sponsored by CNL or the Sponsor use investment strategies that are similar to the Company’s.  The Advisor and its affiliates and their and the Company’s executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in the Company’s favor.

One or more real estate investment programs sponsored by CNL or the Sponsor may seek to invest in properties and other real estate-related investments similar to the assets the Company seeks to acquire.  CNL has one public, real estate investment program, CHP II, which has investment strategies similar to the Company and which recently had its registration statement on Form S-11 become effective. CHP II will be managed by the executive officers of the Advisor and expects to invest in the same asset classes in which the Company owns properties.  As a result, the Company may be buying properties and other real estate-related investments at the same time as CHP II is buying properties and other real estate-related investments in the asset classes in which the Company focuses.  The Company cannot assure investors that properties the Company wants to acquire will be allocated to the Company in this situation.  CNL is not required to allocate each prospective investment to the Advisor for review.  The Advisor may choose a property that provides lower returns to the Company than a property allocated to CHP II.  In addition, the Company may acquire properties in geographic areas where other programs sponsored by CNL or the Sponsor also invest.  If one of such other programs sponsored by CNL or the Sponsor attracts a tenant for which the Company is competing, the Company could suffer a loss of revenue due to delays in locating another suitable tenant.  Investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

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

The continuation of a slow economy could adversely affect certain of the properties in which the Company invests.  Although a general downturn in the real estate industry would be expected to adversely affect the value of the Company’s properties, a downturn in the seniors housing and healthcare sectors in which the Company invests could compound the adverse effect.  Continued economic weakness combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt, could result in the Company’s tenants experiencing a decline in financial and operating performance and/or a decline in earnings from the Company’s TRS investments.

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

Downturns in the housing markets could adversely affect the ability (or perceived ability) of seniors to currently afford entrance fees and resident fees as potential residents frequently use the proceeds from the sale of their homes to cover the cost of these fees.  Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into, or finance their stays at, the Company’s seniors housing and post-acute care properties with private resources.  If the volatility in the housing market returns, the occupancy rates, revenues, cash flows and results of operations for these properties could be negatively impacted.

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

The Company may be limited in its ability to vary the Company’s portfolio in response to changes in economic, market or other conditions, including by restrictions on transfer imposed by the Company’s limited partners, if any, in the Company’s operating partnership or by the Company’s lenders.  Additionally, the return on the Company’s real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced in the U.S. generally and in the local economies where its properties and the properties underlying the Company’s other real estate-related investments are located, including:

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

The types of properties in which the Company invests are expected to face competition for residents or patients from other similar properties, both locally and nationally.  For example, competing seniors housing properties may be located near the seniors housing properties the Company owns or acquires.  Any decrease in revenues due to such competition at any of the Company’s properties may adversely affect the Company’s operators’ ability to make scheduled rent payments to the Company and with respect to the Company’s seniors housing and other healthcare properties leased to TRS entities, may adversely affect the Company’s operating results of those properties.

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

Certain of the properties that the Company acquires may be on land owned by a governmental entity or other third-party, while the Company owns a leasehold, permit, or similar interest.  This means that the Company does not retain fee ownership in the underlying land.  Accordingly, with respect to such properties, the Company will have no economic interest in the land or buildings at the expiration of the ground lease or permit.  As a result, the Company will not share in any increase in value of the land associated with the underlying property and may forfeit rights to assets constructed on the land such as buildings and improvements at the end of the lease.  Further, because the Company does not completely control the underlying land, the governmental or other third-party owners that lease this land to the Company could take certain actions to disrupt the Company’s rights in the properties or the Company’s tenants’ operation of the properties or take the properties in an eminent domain proceeding.  Such events are beyond the Company’s control.  If the entity owning the land under one of the Company’s properties chose to disrupt the Company’s use either permanently or for a significant period of time, then the value of the Company’s assets could be impaired.

Existing seniors housing, medical office buildings, acute care and post-acute care properties that the Company acquires may be subject to unknown or contingent liabilities which could cause the Company to incur substantial costs.

The Company has acquired operating seniors housing, medical office buildings, acute care and post-acute care properties which may be subject to unknown or contingent liabilities for which the Company may have no recourse, or only limited recourse, against the sellers.  In general, the representations and warranties provided under transaction agreements related to the Company’s acquisition of seniors housing and healthcare properties do not survive the closing of the transactions.  While the Company generally requires the sellers to indemnify the Company with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on indemnifiable losses.  There is no guarantee that the Company will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties.  In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed the Company’s expectations, and it may experience other unanticipated adverse effects, all of which may adversely affect the Company’s financial condition, results of operations, the market price of its common stock and its ability to make distributions to the Company’s stockholders.

The Company may not be able to compete effectively in those markets where overbuilding exists and the Company’s inability to compete in those markets may have a material adverse effect on the Company’s business, financial condition and results of operations and the Company’s ability to make distributions to investors.

Overbuilding in the seniors housing segment in the late 1990s reduced occupancy and revenue rates at seniors housing facilities. The occurrence of another period of overbuilding could adversely affect the Company’s future occupancy and resident fee rates, decreased occupancy and operating margins, and lower profitability, which in turn could materially adversely affect the Company’s business, financial condition and results of operations and the Company’s ability to make distributions to its stockholders.

The Company invests in private-pay seniors housing properties, an asset class of the seniors housing sector that is highly competitive.

Private-pay seniors housing is a competitive asset class of the seniors housing sector.  The Company’s seniors housing properties compete on the basis of location, affordability, quality of service, reputation and availability of alternative care environments.  The Company’s seniors housing properties also rely on the willingness and ability of seniors to select seniors housing options.  The Company’s property operators may have competitors with greater marketing and financial resources able to offer incentives or reduce fees charged to residents thereby potentially reducing the perceived affordability of the Company’s properties.  Additionally, the high demand for quality caregivers in a given market could increase the costs associated with providing care and services to residents.  These and other factors could cause the amount of the Company’s revenue generated by private payment sources to decline or the Company’s operating expenses to increase.  In periods of weaker demand, as has occurred during the recent general economic recession, profitability may be negatively affected by the relatively high fixed costs of operating a seniors housing property.

Events which adversely affect the ability of seniors to afford the Company’s daily resident fees could cause the occupancy rates, resident fee revenues and results of operations of the Company’s seniors housing properties to decline.

Costs to seniors associated with certain types of the seniors housing properties the Company acquires generally are not reimbursable under government reimbursement programs such as Medicaid and Medicare.  Substantially all of the resident fee revenues generated by the Company’s properties are derived from private payment sources consisting of income or assets of residents or their family members.  Only seniors with income or assets meeting or exceeding certain standards can typically afford to pay the Company’s daily resident and service fees and, in some cases, entrance fees.  Economic downturns such as the one recently experienced in the U.S., reductions or declining growth of government entitlement programs, such as social security benefits, or stock market volatility could adversely affect the ability of seniors to afford the fees for the Company’s seniors housing properties.  If the Company’s tenants or managers are unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations for these properties could decline, which, in turn, could have a material adverse effect on the Company’s business.

Significant legal actions brought against the tenants or managers of the Company’s seniors housing, acute and post-acute care properties could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to the Company.

The tenants or managers of the Company’s seniors housing, acute care and post-acute care properties may be subject to claims that their services have resulted in resident injury or other adverse effects.  The insurance coverage that is maintained by such tenants or managers, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all.  In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to the Company’s tenants or managers due to state law prohibitions or limitations of availability.  As a result, the tenants or managers of the Company’s healthcare properties operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.  From time to time, there may also be increases in government investigations of long-term care providers, as well as increases in enforcement actions resulting from these investigations.  Insurance is not available to cover such losses.  Any adverse determination in a legal proceeding or government investigation could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a facility operator’s financial condition.  If a tenant or manager is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant or manager is required to pay uninsured punitive damages, or if a tenant or manager is subject to an uninsurable government enforcement action, the tenant or manager could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on a tenant’s or manager’s business and its ability to meet its obligations to the Company.

Moreover, advocacy groups that monitor the quality of care at seniors housing, acute care and post-acute care properties have sued facility operators and demanded that state and federal legislators enhance their oversight of trends in seniors housing property ownership and quality of care.  Patients have also sued operators of seniors housing, acute care and post-acute care properties and have, in certain cases, succeeded in winning very large damage awards for alleged abuses.  This litigation and potential future litigation may materially increase the costs incurred by the tenants and managers of the Company’s properties for monitoring and reporting quality of care compliance.  In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare properties continues.  Increased costs could limit the ability of the tenants and managers of the Company’s properties to meet their obligations to the Company, potentially decreasing the Company’s revenue and increasing its collection and litigation costs.  To the extent the Company is required to remove or replace a manager, the Company’s revenue from the affected facility could be reduced or eliminated for an extended period of time.

Finally, if the Company leases a seniors housing, acute care or post-acute care property to the Company’s TRS rather than leasing the property to a third-party tenant, the Company’s TRS will generally be the license holder and become subject to state licensing requirements and certain operating risks that apply to facility operators, including regulatory violations and third-party actions for negligence or misconduct.  The TRS will have increased liability resulting from events or conditions that occur at the facility, including, for example, injuries to residents and deaths of residents at the facility.  In the event the TRS incurs liability and a successful claim is made that the separate legal status of the TRS should be ignored for equitable or other reasons (i.e. a corporate veil piercing claim), the Company may also become liable for such matters.  Insurance may not cover all such liabilities.  Any negative publicity resulting from lawsuits related to the Company’s TRS status as a licensee could adversely affect the Company’s business reputation and ability to attract and retain residents in the Company’s leased properties, the Company’s ability to obtain or maintain licenses at the affected facility and other facilities, and the Company’s ability to raise additional capital.

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

For post‑acute care properties such as skilled nursing facilities, Medicare reimbursement has the greatest impact on performance and the Company believes it will continue to come under scrutiny given looming long‑term budget issues with the aging of the population. The Centers for Medicare and Medicaid Services (“CMS”) implements changes to Medicare budgets for various asset classes (i.e., skilled nursing facilities, inpatient rehabilitation facilities, long‑term acute care hospitals (“LTACHs”) and hospice providers) at the beginning of October for the next fiscal year. Changes to budgets for the different asset classes could significantly impact rent coverage ratios of operators. The latest round of CMS budget pronouncements for 2014 was largely within expectations and provided modest increases that were below inflation levels. CMS continues to evaluate making Medicare payments “site neutral” for the same service delivered in an inpatient versus outpatient setting. Such a change could result in certain providers, particularly LTACHs and inpatient rehabilitation facilities, receiving lower reimbursement rates than those currently in place, which could have a significant impact on the financial condition of our tenants in those asset classes.

The Company is exposed to various operational risks, liabilities and claims with respect to its seniors housing, acute care and post-acute care properties that may adversely affect the Company’s ability to generate revenues and/or increase its costs.

Through the Company’s ownership of seniors housing, acute care and post-acute care properties, the Company is exposed to various operational risks, liabilities and claims with respect to the Company’s properties in addition to those generally applicable to ownership of real property. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, and increases in labor costs (as a result of unionization or otherwise) and services.  Any one or a combination of these factors, together with other market and business conditions beyond the Company’s control, could result in operating deficiencies at the Company’s seniors housing, acute care and post-acute care properties, which could have a material adverse effect on the Company’s facility operators’ results of operations and their ability to meet their obligations to the Company and operate the properties effectively and efficiently, which in turn could adversely affect the Company.

Unanticipated expenses and insufficient demand for healthcare properties could adversely affect the Company’s profitability.

As part of the Company’s investment strategy, the Company may acquire seniors housing, medical office buildings, acute and post-acute care properties in geographic areas where potential customers may not be familiar with the benefits of, and care provided by, that particular property.  As a result, the Company may have to incur costs relating to the opening, operation and promotion of such properties that are substantially greater than those incurred in other areas where the properties are better known by the public.  These properties may attract fewer residents or patients than other properties the Company acquires and may have increased costs, such as for marketing expenses, adversely affecting the results of operations of such properties as compared to those properties that are better known.

The Company’s failure or the failure of the tenants and managers of the Company’s properties to comply with licensing and certification requirements, the requirements of governmental programs, fraud and abuse regulations or new legislative developments may materially adversely affect the operations of the Company’s seniors housing, acute care and post-acute care properties.

The operations of the Company’s seniors housing, acute care and post-acute care properties are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws.  The ultimate timing or effect of any changes in these laws and regulations cannot be predicted.  Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of certain revenue sources until all licensure or certification issues have been resolved.  Properties may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process.  State laws may require compliance with extensive standards governing operations and agencies administering those laws regularly inspect such properties and investigate complaints.  Failure to comply with all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services at the Company’s seniors housing, acute care and/or post-acute care properties.  Additionally, transfers of operations of certain facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.  The Company has no direct control over the tenant’s or manager’s ability to meet regulatory requirements and failure to comply with these laws, regulations and requirements may materially adversely affect the operations of these properties.

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

The Company continues to build relationships with several key seniors housing and post-acute care operators upon whom the Company must depend to successfully market the Company’s facilities to potential residents and healthcare providers whose referral practices can impact the choices seniors make with respect to their housing.  If the Company’s operators are unable to successfully cultivate and maintain strong relationships with these community organizations and other healthcare providers, occupancy rates at the Company’s facilities could decline, which could materially adversely affect the Company’s business, financial condition and results of operations and its ability to make distributions to investors.

The Company cannot predict what the effect of new Healthcare Reform Laws or other healthcare proposals would have on those of the Company’s properties offering healthcare services and, thus, the Company’s business.

Healthcare, including the seniors housing, medical office facilities, acute care and post-acute care sectors, remains a dynamic, evolving industry.  On March 23, 2010, the Patient Protection and Affordable Care Act of 2010 (“Affordable Care Act”) was enacted and on March 30, 2010, the Health Care and Education Reconciliation Act was enacted, which in part modified the Affordable Care Act (collectively, the “Healthcare Reform Laws”).  Together, the Healthcare Reform Laws serve as the primary vehicle for comprehensive healthcare reform in the U.S.  The Healthcare Reform Laws are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed.  The legislation became effective in a phased approach, beginning in 2010 and concluding in 2018.  At this time, the effects of the legislation and its impact on the Company’s business are not yet known.  The Company’s business could be materially and adversely affected by the Healthcare Reform Laws and further governmental initiatives undertaken pursuant to the Healthcare Reform Laws.

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

The healthcare industry currently is experiencing changes in the demand for and methods of delivering healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of the Company’s tenants and, in turn, the Company’s lease revenues and its ability to make distributions to the Company’s stockholders.

Termination of resident lease agreements could adversely affect the Company’s revenues and earnings for seniors housing and post-acute care properties providing assisted living services.

Applicable regulations governing assisted living properties generally require written resident lease agreements with each resident.  Most of these regulations also require that each resident have the right to terminate the resident lease agreement for any reason on reasonable notice or upon the death of the resident.  The operators of seniors housing and post-acute care properties cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements with terms of up to one year or longer.  In addition, the resident turnover rate in the Company’s properties may be difficult to predict.  If a large number of resident lease agreements terminate at or around the same time, and if the Company’s units remained unoccupied, then the Company’s tenant’s ability to make scheduled rent payments to the Company or, with respect to certain of the Company’s seniors housing and other healthcare properties lease to TRS entities, the Company’s operating results, the Company’s revenues and the Company’s earnings could be adversely affected.

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

The Company’s tenants may generally be subject to risks associated with the employment of unionized personnel for the Company’s seniors housing, medical office buildings, acute care and post-acute care properties.

From time to time, the operations of any seniors housing, medical office building, acute care and post-acute care properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity.  The Company or the Company’s tenants may also incur increased legal costs and indirect labor costs as a result of such disruptions, or contract disputes or other events.  One or more of the Company’s tenants or the Company’s third-party managers operating some of these types of properties may be targeted by union actions or adversely impacted by the disruption caused by organizing activities.  Significant adverse disruptions caused by union activities and/or increased costs affiliated with such activities could materially and adversely affect the Company’s operations and the financial condition of the seniors housing and healthcare properties the Company own through a TRS and affect the operating income of the Company’s tenants for those properties the Company lease to third parties.

Construction and development projects are subject to risks that materially increase the costs of completion.

The Company develops and constructs new seniors housing and healthcare properties or redevelops existing properties.  In doing so, the Company is subject to risks and uncertainties associated with construction and development including, risks related to obtaining all necessary zoning, land-use, building occupancy and other governmental permits and authorizations, risks related to the environmental concerns of government entities or community groups, risks related to changes in economic and market conditions between development commencement and stabilization, risks related to construction labor disruptions, adverse weather, acts of God or shortages of materials which could cause construction delays and risks related to increases in the cost of labor and materials which could cause construction costs to be greater than projected.

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

Development and value-add properties are expected to initially generate limited cash flows.

The Company has increased the level of its investment in new ground-up development and value-add or stabilizing properties.  During the construction and lease-phase, these types of investments are expected to initially generate limited cash flows, Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”) and may result in near term downward pressure on the Company’s NAV.

Seniors housing, acute care and post-acute care properties in which the Company invests may not be readily adaptable to other uses.

Seniors housing, acute care and post-acute care properties in which the Company invests are specific-use properties that have limited alternative uses.  Therefore, if the operations of any of the Company’s properties in these sectors become unprofitable for the Company’s tenant or operator or for the Company due to industry competition, a general deterioration of the applicable industry or otherwise, then the Company may have great difficulty re-leasing the property or developing an alternative use for the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses.  Should any of these events occur, the Company’s income and cash available for distribution and the value of the Company’s property portfolio could be reduced.

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

The Company sometimes enters into joint ventures with unaffiliated parties to purchase a property or to make loans or other real estate-related investments, and the joint venture or general partnership agreement relating to that joint venture or partnership generally provides that the Company will share with the unaffiliated party management control of the joint venture.  For example, the Company’s venture partners share approval rights on many major decisions.  Those venture partners may have differing interests from the Company’s and the power to direct the joint venture or partnership on certain matters in a manner with which the Company does not agree.  In the event the joint venture or general partnership agreement provides that the Company will have sole management control of the joint venture, the agreement may be ineffective as to a third-party who has no notice of the agreement, and the Company may therefore be unable to control fully the activities of the joint venture.  Should the Company enter into a joint venture with another program sponsored by an affiliate, the Company does not anticipate that the Company will have sole management control of the joint venture.  In addition, when the Company invests in properties, loans or other real estate-related investments indirectly through the acquisition of interests in entities that own such properties, loans or other real estate-related investments, the Company may not be able to control the management of such assets which may adversely affect the Company’s REIT qualification, returns on investment and, therefore, cash available for distribution to the Company’s stockholders.

Joint venture partners may have different interests than the Company has, which may negatively impact the Company’s control over the Company’s ventures.

Investments in joint ventures involve the risk that the Company’s co-venturer may have economic or business interests or goals which, at a particular time, are inconsistent with the Company’s interests or goals, that the co-venturer may be in a position to take action contrary to the Company’s instructions, requests, policies or objectives, or that the co-venturer may experience financial difficulties.  Among other things, actions by a co-venturer might subject assets owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or to other adverse consequences.  This risk is also present when the Company makes investments in securities of other entities.  If the Company does not have full control over a joint venture, the value of the Company’s investment will be affected to some extent by a third-party that may have different goals and capabilities than the Company’s.  As a result, joint ownership of investments and investments in other entities may adversely affect the Company’s REIT qualification, returns on investments and, therefore, cash available for distributions to the Company’s stockholders may be reduced.

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

The Company uses MFFO in order to evaluate the Company’s performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter.  Although we calculate our MFFO in compliance with IPA Practice Guideline 2010-01 -- Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds From Operations (“IPA PG 2010-01”) effective November 2, 2010, not all REITs calculate MFFO the same way.  If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare the performance of the Company to other REITs.

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

A change in U.S. accounting standards for leases could reduce the overall demand to lease the Company’s properties.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 840): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases.

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

The Company’s revolving credit facility contains limitations on distributions and the extent of allowable distributions.  The Company’s revolving credit facility requires that allowable distributions not exceed 95% of adjusted FFO (as defined in the revolving credit facility agreement), and limits the minimum amount of distributions required to maintain the Company’s REIT status.  These and other similar restrictions in loan agreements the Company may enter into impact the Company’s ability to pay distributions to investors.

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

The Company sometimes purchases properties and leases them back to the sellers of such properties.  While the Company uses the Company’s best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing the Company to be treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge such characterization.  In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.  If a sale-leaseback transaction were so re-characterized, the Company might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, fail to qualify as a REIT status effective with the year of re-characterization.  Alternatively, the amount of the Company’s taxable income could be recalculated, which might also cause the Company to fail to meet the distribution requirement for a taxable year.

Excessive non-real estate asset values may jeopardize the Company’s REIT status.

In order to qualify as a REIT, among other requirements, at least 75% of the value of the Company’s assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents and government securities.  Accordingly, the value of any other property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate not more than 25% of the Company’s total assets.  In addition, under federal income tax law, the Company may not own securities in, or make loans to, any one company (other than a REIT, a qualified REIT subsidiary or a TRS) which represent in excess of 10% of the voting securities or 10% of the value of all securities of that company (other than certain securities), or which have, in the aggregate, a value in excess of 5% of the Company’s total assets, and the Company may not own securities of one or more TRSs which have, in the aggregate, a value in excess of 25% of the Company’s total assets (20% for taxable years beginning after December 31, 2017).

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

The sale of one or more of the Company’s properties may be considered a prohibited transaction under the Code.  Any “inventory-like” sales would almost certainly be considered such a prohibited transaction.   If the Company is deemed to have engaged in a “prohibited transaction” (i.e., the Company sell a property held by the Company primarily for sale in the ordinary course of the Company’s trade or business), all net gain that the Company derive from such sale would be subject to a 100% penalty tax.  The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax.  The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year, the aggregate adjusted bases of property sold during the taxable year does not exceed 10% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 10% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year (this percentage threshold is changed to 20% of the aggregate bases or fair market value of all of the REIT’s assets, as the case may be, effective for taxable years beginning after December 18, 2015, pursuant to the Protecting Americans from Tax Hikes Act of 2015).  Given the Company’s investment strategy, the sale of one or more of its properties may not fall within the prohibited transaction safe harbor.

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

As a REIT, the value of the Company’s ownership interests held in the Company’s TRSs may not exceed 25% of the value of all of the Company’s assets at the end of any calendar quarter (20% for taxable years beginning after December 31, 2017).  If the Internal Revenue Service were to determine that the value of the Company’s interests in all of the Company’s TRSs exceeded 25% of the value of the Company’s total assets at the end of any calendar quarter, then the Company would fail to qualify as a REIT.  If the Company determines it to be in its best interest to own a substantial number of the Company’s properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of the Company’s interests in the Company’s TRSs exceeds 25% of the value of the Company’s total assets at the end of any calendar quarter and therefore cause the Company to fail to qualify as a REIT.  Additionally, as a REIT, no more than 25% of the Company’s gross income with respect to any year may be from sources other than real estate.  Distributions paid to the Company from a TRS are considered to be non-real estate income.  Therefore, the Company may fail to qualify as a REIT if distributions from all of the Company’s TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of the Company’s gross income with respect to such year.

Investors may have current tax liability on distributions investors elect to reinvest in the Company’s common stock.

Investors who participate in the Company’s Reinvestment Plan will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of the Company’s common stock to the extent the amount reinvested was not a tax-free return of capital.  In addition, investors will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value.  As a result, unless investors are a tax-exempt entity, investors may have to use funds from other sources to pay a tax liability on the value of the shares of common stock received.

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

Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to the Employee Retirement Income Security Act (“ERISA”)

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

The Company’s board of directors has overall authority to conduct the Company’s operations.  This authority includes significant flexibility.  For example, the Company’s board of directors can:  (i) list the Company’s stock on a national securities exchange or include its stock for quotation on the National Market System of the NASDAQ Stock Market without obtaining stockholder approval; (ii) prevent the ownership, transfer and/or accumulation of shares in order to protect the Company’s status as a REIT or for any other reason deemed to be in the best interests of the stockholders; (iii) authorize and issue additional shares of any class or series of stock without obtaining stockholder approval, which could dilute an ownership interest; (iv) change the Company’s Advisor’s compensation, and employ and compensate affiliates; (v) direct the Company’s investments toward those that will not appreciate over time, such as loans and building-only properties, with the land owned by a third-party; and (vi) establish and change minimum creditworthiness standards with respect to tenants.  Any of these actions could reduce the value of the Company’s assets without giving investors, as stockholders, the right to vote.

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

As of December 31, 2015, we had investments in 144 real estate investment properties.  The following tables set forth details on our consolidated healthcare investment portfolio by asset class:

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2015 (in millions)	Purchase Price (in millions)
Acute Care
Medical Portfolio I Properties
Doctors Specialty Hospital	Modified Lease	8/16/2013	$—	$10.0
Leawood, KS (“Kansas City”)
Memorial Hermann Orthopedic & Spine Hospital (“MHOSH”)	Triple - net Lease	6/2/2014	31.6	49.0
Bellaire, TX (“Houston”)
Medical Portfolio II Properties
Hurst Specialty Hospital	Modified Lease	8/15/2014	18.8	29.5
Hurst, TX (“Dallas/Fort Worth”)
Beaumont Specialty Hospital	Triple-net Lease	8/15/2014	21.4	33.6
Beaumont, TX (“Houston”)
Triangle Orthopaedic
North Carolina Specialty Hospital	Modified Lease	6/29/2015	—	31.8
Durham, NC
Medical Office
LaPorte Cancer Center	Modified Lease	6/14/2013	8.1	13.1
Westville, IN
Knoxville Medical Office Properties
Physicians Plaza A at North Knoxville Medical Center	Modified Lease	7/10/2013	12.0	18.1
Powell, TN (“Knoxville”)
Physicians Plaza B at North Knoxville Medical Center	Modified Lease	7/10/2013	14.5	21.8
Powell, TN (“Knoxville”)
Physicians Regional Medical Center – Central Wing Annex	Modified Lease	7/10/2013	3.8	5.8
Knoxville, TN
Jefferson Medical Commons	Modified Lease	7/10/2013	7.7	11.6
Jefferson City, TN (“Knoxville”)
Medical Portfolio I Properties
John C. Lincoln Medical Office Plaza I	Modified Lease	8/16/2013	—	4.4
Phoenix, AZ
John C. Lincoln Medical Office Plaza II	Modified Lease	8/16/2013	—	3.1
Phoenix, AZ
North Mountain Medical Plaza	Modified Lease	8/16/2013	—	6.2
Phoenix, AZ
Escondido Medical Arts Center	Modified Lease	8/16/2013	—	15.6
Escondido, CA (“San Diego”)
Chestnut Commons MOB	Modified Lease	8/16/2013	—	20.2
Elyria, OH (“Cleveland”)
Calvert Medical Office Properties
Calvert MOBs I, II, & III	Modified Lease	8/30/2013	10.6	16.4
Prince Frederick, MD (“Washington D.C.”)
Calvert Medical Arts Center	Modified Lease	8/30/2013	12.4	19.3
Prince Frederick, MD (“Washington D.C.”)
Dunkirk Medical Center	Modified Lease	8/30/2013	3.0	4.6
Dunkirk, MD (“Washington D.C.”)

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/15 (in millions)	Purchase Price (in millions)
Coral Springs MOBs
Coral Springs MOB I	Modified Lease	12/23/2013	$—	$14.9
Coral Springs, FL
Coral Springs MOB II	Modified Lease	12/23/2013	—	16.1
Coral Springs, FL
Chula Vista Medical Arts Center - Plaza II	Modified Lease	12/23/2013	—	10.7
Chula Vista, CA (“San Diego”)
Chula Vista Medical Arts Center - Plaza I	Modified Lease	1/21/2014	—	17.9
Chula Vista, CA (“San Diego”)
MHOSH MOB	Modified Lease	6/2/2014	17.3	27.0
Bellaire, TX (“Houston”)
Claremont Medical Office	Modified Lease	8/29/2014	12.8	23.0
Claremont, CA (“Los Angeles”)
Lee Hughes MOB	Modified Lease	9/29/2014	18.6	29.9
Glendale, CA (“Los Angeles”)
Northwest Medical Park Building	Modified Lease	10/31/2014	7.0	10.8
Margate, FL (“Fort Lauderdale”)
Newburyport Medical Center	Modified Lease	10/31/2014	—	18.0
Newburyport, MA (“Boston”)
ProMed Building I (1)	Modified Lease	12/19/2014	7.0	11.0
Yuma, AZ
Southeast Medical Office Properties
Midtown Medical Plaza	Modified Lease	12/22/2014	29.4	54.7
Charlotte, NC
Presbyterian Medical Tower	Modified Lease	12/22/2014	19.5	36.3
Charlotte, NC
Metroview Professional Building	Modified Lease	12/22/2014	9.3	17.3
Charlotte, NC
Physicians Plaza Huntersville	Modified Lease	12/22/2014	16.3	30.0
Huntersville, NC (“Charlotte”)
Matthews Medical Office Building	Modified Lease	12/22/2014	11.4	21.2
Matthews, NC (“Charlotte”)
Outpatient Care Center	Modified Lease	12/22/2014	10.7	15.5
Clyde, NC (“Asheville”)
330 Physicians Center	Modified Lease	12/22/2014	19.9	30.1
Rome, GA
Spivey Station Physicians Center	Modified Lease	12/22/2014	9.7	14.4
Atlanta, GA
Spivey Station ASC Building	Modified Lease	12/22/2014	12.4	18.6
Atlanta, GA
Novi Orthopaedic Center	Modified Lease	2/13/2015	19.8	30.5
Novi, MI
Southeast Medical Office Properties
UT Cancer Institute Building	Modified Lease	2/20/2015	21.5	33.7
Knoxville, TN
Bend Memorial Clinic MOB	Modified Lease	5/11/2015	—	36.0
Bend, OR
Stoneterra Medical Plaza	Modified Lease	5/29/2015	—	15.1
San Antonio, TX

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/15 (in millions)	Purchase Price (in millions)
Triangle Orthopaedic
Triangle Orthopaedic Durham	Modified Lease	6/29/2015	$—	$21.3
Durham, NC
Triangle Orthopaedic Oxford	Modified Lease	6/29/2015	—	4.7
Oxford, NC
Triangle Orthopaedic Chapel Hill	Modified Lease	6/29/2015	—	3.3
Chapel Hill, NC
Triangle Orthopaedic Roxboro	Modified Lease	6/29/2015	—	2.1
Roxboro, NC
Doctor’s Park
Doctor’s Park Building B	Modified Lease	6/30/2015	—	5.0
Chula Vista, CA (“San Diego”)
Doctor’s Park Building C	Modified Lease	6/30/2015	—	10.0
Chula Vista, CA (“San Diego”)
540 New Waverly Place	Modified Lease	7/20/2015	7.0	15.0
Cary, NC (“Raleigh”)
MedHelp	Modified Lease	7/31/2015	—	15.0
Birmingham, AL
Maryland MOBs
Patriot Professional Center	Modified Lease	7/31/2015	—	16.9
Frederick, MD (“Baltimore”)
Liberty Professional Center	Modified Lease	7/31/2015	—	7.4
Frederick, MD (“Baltimore”)
Columbia MOBs
Broadway Medical Plaza 1	Modified Lease	8/21/2015	—	10.7
Columbia, MO
Broadway Medical Plaza 2	Modified Lease	8/21/2015	—	13.1
Columbia, MO
Broadway Medical Plaza 4	Modified Lease	8/21/2015	—	14.2
Columbia, MO
Center One	Modified Lease	11/30/2015	—	34.4
Jacksonville, FL
Red Bank MOB	Modified Lease	12/14/2015	—	10.6
Cincinnati, OH
Henderson NV MOBs
Siena Pavilion IV	Modified Lease	12/18/2015	—	7.0
Henderson, NV (“Las Vegas”)
Siena Pavilion V	Modified Lease	12/18/2015	—	27.9
Henderson, NV (“Las Vegas”)
Siena Pavilion VI	Modified Lease	12/18/2015	—	19.5
Henderson, NV (“Las Vegas”)

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/15 (in millions)	Purchase Price (in millions)
Post-Acute Care
Perennial Communities
Batesville Healthcare Center	Triple-net Lease	5/31/2013	$—	$6.2
Batesville, AR
Broadway Healthcare Center	Triple-net Lease	5/31/2013	—	11.8
West Memphis, AR
Jonesboro Healthcare Center	Triple-net Lease	5/31/2013	—	15.2
Jonesboro, AR
Magnolia Healthcare Center	Triple-net Lease	5/31/2013	—	11.8
Magnolia, AR
Mine Creek Healthcare Center	Triple-net Lease	5/31/2013	—	3.4
Nashville, AR
Searcy Healthcare Center	Triple-net Lease	5/31/2013	—	7.9
Searcy, AR
Medical Portfolio II Properties
Oklahoma City Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	16.2	25.5
Oklahoma City, OK
Las Vegas Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	14.2	22.3
Las Vegas, NV
South Bend Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	12.9	20.2
Mishawaka, IN (“South Bend”)
Cobalt Rehabilitation Hospital Surprise	Triple-net Lease	12/30/2015	—	23.7
Surprise, AZ (“Phoenix”)
Seniors Housing
Primrose I Communities
Primrose Retirement Community of Casper	Triple-net Lease	2/16/2012	12.0	18.8
Casper, WY
Sweetwater Retirement Community	Triple-net Lease	2/16/2012	10.4	16.3
Billings, MT
Primrose Retirement Community of Grand Island	Triple-net Lease	2/16/2012	8.5	13.3
Grand Island, NE
Primrose Retirement Community of Mansfield	Triple-net Lease	2/16/2012	11.5	18.0
Mansfield, OH
Primrose Retirement Community of Marion	Triple-net Lease	2/16/2012	9.6	17.7
Marion, OH
HarborChase of Villages Crossing	Managed	8/29/2012	—	19.7
Lady Lake, FL (“The Villages”)
Dogwood Forest of Acworth	Managed	12/18/2012	—	19.7
Acworth, GA
Primrose II Communities
Primrose Retirement Community of Lima	Triple-net Lease	12/19/2012	—	18.6
Lima, OH
Primrose Retirement Community of Zanesville	Triple-net Lease	12/19/2012	11.9	19.1
Zanesville, OH (“Columbus”)
Primrose Retirement Community of Decatur	Triple-net Lease	12/19/2012	10.6	18.1
Decatur, IL
Primrose Retirement Community of Council Bluffs	Triple-net Lease	12/19/2012	—	12.9
Council Bluffs, IA (“Omaha”)
Primrose Retirement Community Cottages	Triple-net Lease	12/19/2012	—	4.3
Aberdeen, SD

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/15 (in millions)	Purchase Price (in millions)
Capital Health Communities
Brookridge Heights Assisted Living & Memory Care	Managed	12/21/2012	$6.2	$13.5
Marquette, MI
Curry House Assisted Living & Memory Care	Managed	12/21/2012	6.3	13.5
Cadillac, MI
Symphony Manor	Managed	12/21/2012	12.1	24.0
Baltimore, MD
Woodholme Gardens Assisted Living & Memory Care	Managed	12/21/2012	7.3	17.1
Pikesville, MD (“Baltimore”)
Tranquillity at Fredericktowne	Managed	12/21/2012	6.0	17.0
Frederick, MD
HarborChase of Jasper	Managed	8/1/2013	—	7.3
Jasper, AL
South Bay I Communities
Raider Ranch	Managed	8/29/2013	—	55.0
Lubbock, TX
Town Village	Managed	8/29/2013	—	22.5
Oklahoma City, OK
Pacific Northwest I Communities
MorningStar of Billings	Managed	12/2/2013	19.7	48.3
Billings, MT
MorningStar of Boise	Managed	12/2/2013	21.0	40.0
Boise, ID
MorningStar of Idaho Falls	Managed	12/2/2013	18.0	44.4
Idaho Falls, ID
MorningStar of Sparks	Managed	12/2/2013	23.8	55.2
Sparks, NV (“Reno”)
Prestige Senior Living Arbor Place	Managed	12/2/2013	8.2	15.8
Medford, OR
Prestige Senior Living Beaverton Hills	Managed	12/2/2013	9.2	12.9
Beaverton, OR (“Portland”)
Prestige Senior Living Five Rivers	Managed	12/2/2013	7.7	16.7
Tillamook, OR
Prestige Senior Living High Desert	Managed	12/2/2013	8.0	13.6
Bend, OR
Prestige Senior Living Huntington Terrace	Managed	12/2/2013	10.2	15.0
Gresham, OR (“Portland”)
Prestige Senior Living Orchard Heights	Managed	12/2/2013	12.4	17.8
Salem, OR
Prestige Senior Living Riverwood	Managed	12/2/2013	4.5	9.7
Tualatin, OR (“Portland”)
Prestige Senior Living Southern Hills	Managed	12/2/2013	7.5	12.9
Salem, OR
Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Managed	2/3/2014	10.5	21.9
Auburn, WA (“Seattle”)
Prestige Senior Living Bridgewood	Managed	2/3/2014	13.2	22.1
Vancouver, WA (“Portland”)
Prestige Senior Living Monticello Park	Managed	2/3/2014	18.4	27.4
Longview, WA
Prestige Senior Living Rosemont	Managed	2/3/2014	9.5	16.9
Yelm, WA
Prestige Senior Living West Hills	Managed	3/3/2014	8.8	15.0
Corvallis, OR

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/15 (in millions)	Purchase Price (in millions)
Wellmore of Tega Cay	Managed	2/7/2014	$23.7	$32.3
Tega Cay, SC (“Charlotte”)
South Bay II Communities
Isle at Cedar Ridge	Managed	2/28/2014	—	21.6
Cedar Park, TX (“Austin”)
HarborChase of Plainfield	Managed	3/28/2014	—	26.5
Plainfield, IL
Legacy Ranch Alzheimer’s Special Care Center	Managed	3/28/2014	—	12.0
Midland, TX
The Springs Alzheimer’s Special Care Center	Managed	3/28/2014	—	10.9
San Angelo, TX
Isle at Watercrest - Bryan	Managed	4/21/2014	—	22.1
Bryan, TX
Watercrest at Bryan	Managed	4/21/2014	—	28.0
Bryan, TX
Isle at Watercrest - Mansfield	Managed	5/5/2014	—	31.3
Mansfield, TX (“Dallas/Fort Worth”)
Watercrest at Mansfield	Managed	6/30/2014	26.6	49.0
Mansfield, TX (“Dallas/Fort Worth”)
HarborChase of Shorewood	Managed	7/8/2014	12.5	23.8
Shorewood, WI (“Milwaukee”)
Fairfield Village of Layton	Managed	11/20/2014	—	68.0
Layton, UT (“Salt Lake City”)
Fieldstone Memory Care	Managed	3/31/2015	—	12.4
Yakima, WA
Primrose III Communities
Primrose Retirement Community of Anderson	Triple-net Lease	5/29/2015	—	21.1
Anderson, IN (“Muncie”)
Primrose Retirement Community of Lancaster	Triple-net Lease	5/29/2015	—	25.7
Lancaster, OH (“Columbus”)
Primrose Retirement Community of Wausau	Triple-net Lease	5/29/2015	—	20.3
Wausau, WI (“Green Bay”)
Superior Residences of Panama City	Managed	7/15/2015	—	20.0
Panama City Beach, FL
Southeast Seniors Housing Communities
Parc at Duluth	Triple-net Lease	7/31/2015	—	52.8
Duluth, GA (“Atlanta”)
Parc at Piedmont	Triple-net Lease	7/31/2015	—	50.8
Marietta, GA (“Atlanta”)
The Pavilion at Great Hills	Managed	7/31/2015	—	35.0
Austin, TX
The Hampton at Meadows Place	Managed	7/31/2015	—	28.4
Meadows Place, TX (“Houston”)
The Beacon at Gulf Breeze	Managed	7/31/2015	—	28.0
Gulf Breeze, FL (“Pensacola”)
Palmilla Senior Living	Managed	9/30/2015	—	47.6
Albuquerque, NM
Cedar Lake Assisted Living and Memory Care	Managed	9/30/2015	—	30.0
Lake Zurich, IL (“Chicago”)
The Shores of Lake Phalen	Managed	11/10/2015	—	30.0
Maplewood, MN (“St. Paul”)
Park Place Senior Living at WingHaven	Managed	12/17/2015	—	54.0
O’Fallon, MO (“St Louis”)
Hearthside Senior Living of Collierville	Managed	12/29/2015	—	17.0
Collierville, TN (“Memphis”)
			$822.6	$2,803.5

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/15 (in millions)	Purchase Price (in millions)
Developments (2)
South Bay I Communities
Raider Ranch	Development	8/29/2013	$7.5	$9.9
Lubbock, TX
Watercrest at Katy (3)	Development	6/27/2014	10.6	26.6
Lubbock, TX
Welbrook Senior Living Grand Junction	Development	9/4/2015	—	3.2
Grand Junction, CO
Waterstone	Development	8/31/2015	—	7.2
Greenville, SC
Wellmore of Lexington	Development	9/14/2015	—	8.7
Lexington, SC (“Columbia”)
Fieldstone at Pear Orchard (4)	Development	10/15/2015	—	2.6
Yakima WA
Dogwood Forest of Grayson	Development	11/24/2015	—	4.0
Grayson, GA
Expansion Projects (5)
Capital Health Communities
Brookridge Heights Assisted Living and Memory Care	Expansion	12/21/2012	—	0.1
Marquette, MI
Tranquillity at Fredericktowne	Expansion	12/21/2012	—	0.2
Fredrick, MD
			$840.7	$2,866.0

FOOTNOTES:

(1)	Property owned through a consolidated joint venture in which we hold a 90% controlling interest.
(2)

Amounts include land and total capitalized costs for GAAP purposes related to the acquisition, development and construction as of December 31, 2015.  See Item 1. “Business – Real Estate Under Development” for additional information relating to our developments.

(3)	Property owned through a consolidated joint venture in which we hold a 95% controlling interest.
(4)	Property owned through a consolidated joint venture in which we hold a 75% controlling interest.
(5)

Amounts include total capitalized costs for GAAP purposes related to expansion as of December 31, 2015.  See Item 1. “Business – Real Estate Under Development” for additional information relating to our developments.

As of December 31, 2015, through an unconsolidated joint venture (“JV”), we had investments in five real estate properties.  The following tables set forth details on the property holdings of our JV:

Name	Structure	Date Acquired	Encumbrance at 12/31/2015 (in millions)	Purchase Price (in millions)
Seniors Housing
Windsor Manor I Communities - 75% JV Interest
Windsor Manor of Vinton	Managed	8/31/2012	$3.2	$5.8
Vinton, IA
Windsor Manor of Webster City	Managed	8/31/2012	2.9	6.8
Webster City, IA
Windsor Manor of Nevada	Managed	8/31/2012	6.5	6.3
Nevada, IA
Windsor Manor II Communities - 75% JV Interest
Windsor Manor of Indianola	Managed	4/2/2013	6.2	5.7
Indianola, IA
Windsor Manor of Grinnell	Managed	4/2/2013	2.5	6.5
Grinnell, IA
			$21.3	$31.1

Item 3.	LEGAL PROCEEDINGS

From time to time, we may be a party to legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including proceedings to enforce our contractual or statutory rights.  While we cannot predict the outcome of these legal proceedings with certainty, based upon currently available information, we do not believe the final outcome of any pending or threatened legal proceeding will have a material adverse effect on our results of operations or financial condition.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock.  Therefore, there is a risk that a stockholder may not be able to sell shares at a time or price acceptable to the stockholder, or at all.  Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

In August 2013, we adopted a valuation policy consistent with the IPA Valuation Guideline.  The valuation process used by the Valuation Committee and the board of directors to determine the estimated NAV per share was designed to follow recommendations in the IPA Valuation Guideline and our valuation policy. In accordance with our valuation policy and in order to assist brokers in providing information on customer account statements consistent with the requirements of NASD Notice 01-08 and FINRA Rule 2340, we, based on the recommendation of the Valuation Committee and the approval of the board of directors, engaged CBRE Cap to assist us and the board of directors in determining the estimated NAV per share of our common stock as of December 31, 2015.

Stockholder Information

As of December 31, 2015, we had 47,667 stockholders of record.  The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Stock Valuation

During the year ended December 31, 2015, the Valuation Committee initiated a process to estimate our NAV per share and engaged CBRE Cap to provide a report containing, among other things, a range for the NAV per share of our common stock (“Valuation Report”).  The Valuation Committee, upon its receipt and review of the Valuation Report, concluded that the range of between $9.20 and $10.25 for our estimated NAV per share proposed in CBRE Cap’s Valuation Report was reasonable, and recommended to our board of directors that it adopt $9.75 as the estimated NAV per share of our common stock.  At a special meeting of our board of directors held on February 11, 2016, the board of directors accepted the recommendation of the Valuation Committee and approved $9.75 as the estimated NAV per share of our common stock as of December 31, 2015. This represented an increase from our previously approved $9.52 as the estimated NAV per share of our common stock as of September 30, 2014.

Refer to our Form 8-K filed on February 16, 2016 for additional details on the estimated NAV per share, valuation methodologies, material assumptions, limitations and engagement of CBRE Cap.

Redemption Plan

We have adopted a share redemption plan that allows our stockholders who hold shares for at least one year to request that we redeem between 25% and 100% of their shares.  If we have sufficient funds available to do so and if we choose, at our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•

If we elect to redeem shares, some or all of the proceeds from the sale of shares under our Reinvestment Plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter;

•	No more than 5% of the weighted average number of shares of our common stock outstanding during such 12-month period may be redeemed during such 12-month period; and
•

Redemption pricing shall not exceed an amount equal to the lesser of (i) the then-current price for our shares of common stock (other than the price at which the shares are sold under our Reinvestment Plan); and (ii) the purchase price paid by the stockholder.

Our board of directors has the ability, in their sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in our best interest.

During the year ended December 31, 2015, we received requests for the redemption of common stock totaling approximately $9.3 million, of which $2.7 million was payable as of December 31, 2015 and paid in 2016.  During the year ended December 31, 2014, we received requests for the redemption of common stock totaling approximately $3.0 million, of which approximately $0.9 million was payable as of December 31, 2014 and was paid in 2015. During the year ended December 31, 2013, we received requests for the redemption of common stock totaling approximately $0.8 million, of which approximately $0.1 million was payable as of December 31, 2013 and was paid in 2014.

The following tables present a summary of requests received and shares redeemed pursuant to our stock redemption plan during the quarters and years ended December 31, 2015, 2014 and 2013:

2015 Quarters	First	Second	Third	Fourth	Total
Redemptions requested	204,184	195,873	292,429	286,145	978,631
Shares redeemed	(204,184)	(195,873)	(292,429)	(286,145)	(978,631)
Pending redemption requests	—	—	—	—	—
Average price paid per share	$9.51	$9.51	$9.51	$9.51	$9.51

2014 Quarters	First	Second	Third	Fourth	Total
Redemptions requested	28,343	75,313	129,022	91,641	324,319
Shares redeemed	(28,343)	(75,313)	(129,022)	(91,641)	(324,319)
Pending redemption requests	—	—	—	—	—
Average price paid per share	$9.13	$9.13	$9.13	$9.51	$9.24

2013 Quarters	First	Second	Third	Fourth	Total
Redemptions requested	23,565	22,692	29,872	13,281	89,410
Shares redeemed	(23,565)	(22,692)	(29,872)	(13,281)	(89,410)
Pending redemption requests	—	—	—	—	—
Average price paid per share	$9.30	$9.02	$9.43	$9.13	$9.25

Issuer Purchases of Equity Securities

The following details our repurchases of securities between October 1, 2015 and December 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan (1)
October 1, 2015 through October 31, 2015	—	—	—	3,440,028
November 1, 2015 through November 30, 2015	—	—	—	3,477,587
December 1, 2015 through December 31, 2015	286,145	$9.51	286,145	3,259,699
Total	286,145	$9.51	286,145

FOOTNOTE:

(1)

This represents the maximum number of shares which can be redeemed under the redemption plan and is subject to a five percent limitation in a rolling 12-month period as described above.  However, we are not obligated to redeem such amounts and this does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan.  Under the redemption plan, we can, at our discretion, use the full amount of the proceeds from the sale of shares under our reinvestment plan attributable to any month to redeem shares presented for redemption during such month.  Any amount of proceeds from our Reinvestment Plan, which is available for redemptions but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of proceeds from our Reinvestment Plan that would otherwise be available for redemptions.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. We intend to continue paying distributions to our stockholders on a quarterly basis until such provisions are terminated or amended by our board of directors. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including:

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

The following table details our historical share prices in our Offerings, including the prices pursuant to the Reinvestment Plan and our monthly cash and stock distributions per share:

Period	Price per Share (1)	Reinvestment Plan Price per Share	Monthly Cash Distributions	Monthly Stock Distributions
June 27, 2011 through December 10, 2013	$10.00	$9.50	$0.0333	0.0025
December 11, 2013 through November 3, 2014	$10.14	$9.64	$0.0338	0.0025
November 4, 2014 through February 11, 2016	$10.58	$10.06	$0.0353	(2)
February 12, 2016 through the date of this filing	$9.75	$9.75	$0.0353	—

FOOTNOTES:

(1)

Price per share represents the then-current primary offering price per share through the close of our Offerings on September 30, 2015.  Effective February 12, 2016, as we are no longer offering shares in a public offering, price per share represents the estimated NAV per share as determined by our board of directors.

(2)

We closed our Follow-On Offering on September 30, 2015 and discontinued our stock distributions concurrently.  The monthly stock distributions from November 4, 2014 through September 30, 2015 were 0.0025 per share.

For the years ended December 31, 2015, 2014 and 2013, we declared cash distributions of approximately $63.2 million, $31.9 million and $14.2 million, respectively.  Of these amounts, approximately $26.4 million, $14.2 million and $6.6 million, respectively, were paid in cash to stockholders and approximately $36.8 million, $17.7 million and $7.6 million, respectively, were reinvested pursuant to our Reinvestment Plan.  In addition, for the years ended December 31, 2015, 2014 and 2013, we declared and made stock distributions of approximately 3.2 million, 2.4 million and 1.1 million shares of common stock, respectively.

The tax composition of our distributions declared for years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,
Distribution Type	2015	2014	2013
Taxable as ordinary income	37.8%	30.8%	0.0%
Taxable as capital gain	0.0%	0.0%	63.8%
Return of capital	62.2%	69.2%	36.2%

Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2015 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2016.  No amounts distributed to stockholders for the years ended December 31, 2015, 2014 and 2013 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.  In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated E&P are treated as a return of capital to the stockholders.  E&P is a statutory calculation which is derived from net income and determined in accordance with the Code.  It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

Approximately 55%, 66% and 87% of total distributions declared for 2015, 2014 and 2013, respectively, exceeded net cash flows provided by operating activities calculated on a quarterly basis in accordance with GAAP and, therefore, were considered funded from other sources for GAAP purposes.  Net cash flows provided by operating activities calculated in accordance with GAAP includes deductions for acquisition fees and expenses, which we consider to be funded from other sources (i.e. Offering proceeds), and, therefore, is only one metric our board of directors considers in determining distributions.

The table in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents total cash distributions declared and issued, including distributions reinvested in additional shares through our Reinvestment Plan, and cash flows provided by (used in) operating activities for each quarter in the years ended December 31, 2015, 2014 and 2013.

Unregistered Sales of Equity Securities

During the year ended December 31, 2015, we became aware that the OTC Grey Market issued us a ticker symbol “CHTH” and that trading of approximately $0.02 million in shares of common stock occurred under this ticker symbol.  We did not initiate this action and believe this ticker symbol was issued as a result of the filing of a form with FINRA by a broker-dealer requesting a ticker symbol. We believe this filing allowed that broker-dealer to comply with FINRA reporting requirements concerning a secondary market trade of our shares of common stock that the broker-dealer was effecting or planning to effect.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Secondary Sales of Registered Shares between Investors

During 2015, we became aware of transfers of 2,677 shares by investors at an average sales price of $8.60 per share.  We are not aware of any other transfers of shares by investors for the year ended December 31, 2015 and we are not aware of any other trades of our shares, other than previous purchases made in our public offerings and redemptions of shares by us.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Healthcare Properties, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013	2012	2011(1)
Operating Data:
Total revenues	$300,525	$181,084	$52,605	$7,385	$—
Operating loss	(24,308)	(23,178)	(13,990)	(6,043)	(1,762)
Net loss attributable to common stockholders	(68,055)	(52,511)	(18,100)	(10,720)	(1,760)
Net loss per share	(0.44)	(0.61)	(0.42)	(0.69)	(0.23)
Weighted average shares outstanding (basic and diluted) (2)	153,804	85,710	43,450	15,452	7,703
Cash distributions declared and paid (3)	63,201	31,919	14,170	3,197	56
Cash distributions declared and paid per share	0.41	0.37	0.33	0.21	0.01
Cash provided by (used in) operating activities	43,517	19,272	3,046	(6,369)	(1,085)
Cash used in investing activities	(950,761)	(925,658)	(643,792)	(315,647)	(400)
Cash provided by financing activities	884,811	953,532	666,693	330,276	11,286
Other Data:
FFO (4)	44,059	10,797	(3,054)	(6,242)	(1,760)
FFO per share	0.29	0.13	(0.07)	(0.40)	(0.23)
MFFO (4)	63,484	32,017	12,581	797	(868)
MFFO per share	0.41	0.37	0.29	0.05	(0.11)

	As of December 31,
	2015	2014	2013	2012	2011(1)
Balance Sheet Data:
Total real estate assets, net	$2,532,697	$1,704,653	$866,200	$238,873	$—
Intangibles, net	172,452	140,264	52,400	7,024	—
Cash	68,922	91,355	44,209	18,262	10,002
Total assets	2,843,495	1,989,015	1,014,073	337,777	10,563
Mortgage and other notes payable, net	840,435	853,561	438,107	193,151	—
Credit facilities	660,000	206,403	98,500	—	—
Total liabilities	1,584,393	1,116,855	562,092	197,126	861
Redeemable noncontrolling interest	551	568	—	—	—
Total equity	1,259,102	872,160	451,981	140,651	9,702

FOOTNOTES:

(1)

Significant operations commenced on October 5, 2011 when we received the minimum offering proceeds and approximately $2.3 million was released from escrow. The results of operations for the year ended December 31, 2011 include primarily general and administrative expenses and acquisition expenses.

(2)

For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of each period presented.  For the years ended December 31, 2015, 2014, 2013, 2012 and 2011, we declared and made stock distributions of approximately 3.2 million, 2.4 million 1.1 million, $0.2 million and 4,000 shares of common stock, respectively. We closed our Follow-On Offering on September 30, 2015 and discontinued our stock distributions concurrently. The distribution of common shares to the recipients is non-taxable.

(3)

For the years ended December 31, 2015, 2014, 2013, 2012 and 2011, our net loss was approximately $68.1 million, $52.5 million, $18.1 million, $10.7 million and $1.8 million, respectively, while cash distributions declared were approximately $63.2 million, $31.9 million, $14.2 million, $3.2 million and $0.06 million, respectively, and total distributions declared were approximately $97.0 million, $56.1 million, $24.8 million, $5.6 million and $0.1 million, respectively.  For the years ended December 31, 2015, 2014, 2013, 2012 and 2011, approximately 69%, 60%, 23%, 0% and 0%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 31%, 40%, 77%, 100% and 100%, respectively, were considered to be funded with other sources (i.e., proceeds from our Offerings).  For the years ended December 31, 2015, 2014, 2013, 2012 and 2011, approximately 45%, 34%, 13%, 0% and 0%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 55%, 66%, 87%, 100% and 100% respectively, of total distributions declared to stockholders were considered to be funded with other sources (i.e., proceeds from our Offerings).

The tax composition of our distributions declared for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	December 31,
Distribution Type	2015	2014	2013	2012	2011
Taxable as ordinary income	37.8%	30.8%	0.0%	0.0%	1.9%
Taxable as capital gain	0.0%	0.0%	63.8%	0.0%	0.0%
Return of capital	62.2%	69.2%	36.2%	100.0%	98.1%

No amounts distributed to stockholders for the years ended December 31, 2015, 2014, 2013 and 2011 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

(4)

Due to certain unique operating characteristics of real estate companies, as discussed below, National Association of Real Estate Investment Trusts, (“NAREIT”), promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  The use of FFO is recommended by the REIT industry as a supplemental performance measure but is not equivalent to net income (loss) as determined under GAAP.

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

For additional disclosures relating to FFO and MFFO, including a reconciliation of net loss to FFO and MFFO, for the years ended December 31, 2015, 2014 and 2013 refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” and for the years ended December 31, 2012 and 2011 refer to our Form 10-K filed on March 27, 2013.

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

On June 27, 2011, we commenced our Initial Offering, including shares being offered through our Reinvestment Plan, pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the SEC. In addition, we filed a follow-on registration statement on Form S-11 under the Securities Act of 1933 with the SEC in connection with our Follow-On Offering, which was declared effective on February 2, 2015. We closed our Follow-On Offering on September 30, 2015 and discontinued our stock distributions concurrently after taking into account such factors as deemed appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic or market trends.

Our investment focus has been acquiring a diversified portfolio of healthcare real estate and real estate-related assets within the seniors housing, medical office, post-acute care and acute care asset classes.  We believe recent demographic trends and strong supply and demand indicators present a compelling case for an investment focus on healthcare real estate and real estate-related assets.  We believe that our investment focus on the healthcare industry will continue to provide more attractive opportunities as compared to other asset sectors. See Item 1. “Business – Investment Objectives and Strategy” for additional discussion of our investment focus.

For a description of the individual property holdings by asset class included in our healthcare real estate portfolio, including the location, date acquired, and purchase price, as of December 31, 2015, see Item 2.  “Properties.”

Industry Trends

We believe that medical care will continue to grow rapidly and steadily for two basic reasons—it is an essential human service for an aging demographic and it is heavily supported by the government. These factors may result in healthcare-related property investments potentially experiencing less economic volatility than other sectors.

Expanded Healthcare Insurance Coverage. As the U.S. population over the age of 65 increases, more older Americans will be entitled to Medicare to cover their increasing healthcare needs and related costs. In addition, under the Affordable Care Act and other legislation, private healthcare insurance will be expanded to cover more of the non-elderly, lower income populations. In a report entitled “Updated Estimates for the Insurance Coverage Provisions of the Affordable Care Act” dated March 2012, the Congressional Budget Office predicts that as a result of the Affordable Care Act, approximately 93% of non-elderly Americans are projected to have insurance coverage by 2022, compared with 82% in 2012 prior to the effect of the Affordable Care Act, and the number of uninsured Americans will be reduced by about 30 million people. The resulting expansion of U.S. healthcare insurance coverage is expected to create an increase in demand for healthcare services and related properties.

In addition, there are indications that significant opportunities for consolidation exist in the seniors housing and healthcare real estate industry, which we believe will create value as a result of our portfolio growth and scale.  A Bank of America Merrill Lynch Global Research Report entitled “Healthcare REITs: a defensive play on aging demographics” dated September 24, 2013 estimates that the total value of healthcare-related real estate ranges from $700 billion to over $1 trillion, with REIT ownership accounting for only about 14% of the total. This continued ownership fragmentation of the seniors housing and healthcare real estate industry provides adequate opportunity for growth through consolidation opportunities.

The Aging of America. According to a July 2013 report of the U.S. Census Bureau, 10,000 people in the U.S. will turn 65 every day until 2050.  By 2050, 84 million Americans, or 21% of the U.S. population, will be 65 years or older, compared to 14% of the population in 2012, an anticipated increase of 94% in the senior population between 2012 and 2050. A Special Issue Brief by the American Seniors Housing Association and Seniors Housing Analytics entitled “A Projection of Demand for Market Rate U.S. Seniors Housing 2010–2013” issued Winter 2013 projects that the U.S. population over the age of 75 will increase by 84% from 2010 to 2030, almost double the growth rate of the prior twenty years (43% from 1990 to 2010).

Disability is defined under the ADA as a substantial limitation in a major life activity. Research indicates that age is positively correlated with the presence of a physical disability, and the oldest people have the highest levels of both physical and cognitive disabilities. With the increased age of the U.S. population, the healthcare system faces an increase in the population with age-related physical and cognitive disabilities, which require increased seniors housing options, as well as increased demand for healthcare facilities that provide physician management of such disabilities.

Since the first quarter of 2008, there has been modest growth in the total national inventory of seniors housing units according to National Investment Center for Seniors Housing & Care (“NIC”) data, with a compound annual growth rate of 2.1% as of the fourth quarter of 2015. However, the number of new seniors housing units under construction is increasing, at 5.8% of total inventory as of the fourth quarter of 2015. Muted supply growth over the past few years has helped rental levels recover and occupancy improve despite a modest economic recovery.  According to data from the NIC, overall seniors housing occupancy in the top 100 metropolitan statistical areas (“MSAs”) was 90.2% in the fourth quarter of 2015. As of the fourth quarter of 2015, occupancy was 3.1 percentage points above its cyclical low of 87.1% during the first quarter of 2010. We believe seniors housing supply growth will remain at an acceptable level given the growth in aging demographics.

Rising Healthcare Expenditures. The rise in the aging population, the expansion of U.S. healthcare insurance coverage and medical technology innovations contribute to increasing healthcare expenditures. National healthcare spending is projected to increase from approximately 16 percent of the gross domestic product in 2013 to approximately 25 percent by 2040 according to “The 2015 Long-Term Outlook”, produced by the Congressional Budget Office in June 2015.  In addition, according to the U.S. Census Bureau reported entitled “American Community Survey Report: 90+ in the United States: 2006-2008” dated November 2011, individuals who are 65 years old in 2006 can expect to live on average an additional 18.5 years, up from an average of 12.2 additional years for those aged 65 between 1929 and 1931.

Rise in Alzheimer’s Disease. According to a report entitled “2014 Alzheimer’s Disease Facts and Figures” published by the Alzheimer’s Association, the number of people in the U.S. with Alzheimer’s disease may nearly triple by 2050, straining our healthcare system and taxing the resources of caregivers. Barring the development of medical breakthroughs to prevent or slow the disease, approximately 13.8 million people age 65 and older are expected to have Alzheimer’s disease by 2050. Among the top ten fatal illnesses in America, Alzheimer’s is the only disease that currently has no prevention or cure. Alzheimer’s disease is the sixth leading cause of death in the U.S. overall and the fifth leading cause of death for those aged 65 and older. Deaths from Alzheimer’s disease increased 68% between 2000 and 2010, while deaths from other major diseases, including the number one cause of death (heart disease), decreased.

According to a National Center for Health Statistics Data Brief dated November 2013, in 2010, approximately 42% of individuals living in residential care communities had Alzheimer’s disease or other forms of dementia. We believe that the projected rise in the incidence of Alzheimer’s disease creates a need for seniors housing options that address the specialized needs of Alzheimer’s and other dementia patients and their families.

Stronger U.S. Housing Market. As the broader economy recovers and the U.S. residential real estate market strengthens, it is widely believed that the demand for seniors housing will continue to grow as the “baby boomer” generation reaches retirement and transitions to active adult communities and other seniors housing facilities. Seniors often sell their homes and use the proceeds to pay rent in private-pay retirement communities creating a strong correlation between seniors housing demand and home prices.

Liquidity and Capital Resources

General

Our primary source of capital, through the close of our Follow-on Offering on September 30, 2015, was proceeds we received from our Offerings.  Our principal demand for funds has been for acquisitions, the payment of debt service on our outstanding indebtedness and the payment of distributions.  Generally, we expect to meet short-term working capital needs from our cash flows from operations and proceeds from our Reinvestment Plan.

We intend to strategically leverage our real properties and possibly other assets and use debt financing as a means of providing additional funds for the acquisition of properties, ongoing real estate under development and the diversification of our portfolio.  Our ability to increase our diversification through borrowing could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt.  During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have and may continue to purchase certain properties for cash with the intention of obtaining debt financing for a portion of the purchase price at a later time.  In addition, we will continue to evaluate the need for additional interest rate protection in the form of interest rate swaps or caps on unhedged variable rate debt.

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, other assets and undistributed operating cash flows.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of December 31, 2015, we have approximately $20.0 million of available proceeds remaining under our Revolving Credit Facility, as discussed below.

Sources of Liquidity and Capital Resources

Common Stock Offerings

For the years ended December 31, 2015, 2014 and 2013, we received proceeds from our Offerings of approximately $551.9 million, $554.6 million and $379.8 million respectively.  While the Follow-On Offering closed on September 30, 2015, we accepted subscriptions proceeds for agreements that were received in good order on or before September 30, 2015 and for which subscription proceeds were received by the transfer agent through October 30, 2015.

Reinvestment Plan

For the years ended December 31, 2015, 2014 and 2013, we received proceeds from our Reinvestment Plan of approximately $36.8 million, $17.7 million and $7.6 million respectively.  While the Follow-On Offering closed on September 30, 2015, we continue to provide existing stockholders the opportunity to designate their cash distributions for reinvestment through our Reinvestment Plan.

Borrowings

We have borrowed and intend to continue borrowing money to fund ongoing real estate development and other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities.  During the years ended December 31, 2015, 2014 and 2013, we borrowed proceeds of approximately $549.2 million, $510.3 million and $460.9 million, respectively, net of repayments on the Revolving Credit Facility of $321.4 million and $259.3 million, for the years ended December 31, 2015 and 2014, respectively. There were no repayments made on the Revolving Credit Facility during the year ended December 31, 2013. These amounts were primarily used to fund real estate under development and acquire additional properties.

In December 2014, we entered into a $230 million senior unsecured revolving credit facility (“Revolving Credit Facility”) and a $175 million senior unsecured term loan facility (“Term Loan Facility” and, collectively, “Credit Facilities”). Under the Credit Agreement, as amended and restated, we have the ability to increase our borrowings to $700 million under the accordion features of the Revolving Credit Facility, as additional properties are added to the unencumbered pool of assets.

In May and November 2015, we executed amendments to our credit agreement with KeyBank, as administrative agent, related to the Credit Facilities, which adjusted certain criteria and terms for the unencumbered pool of assets supporting our Revolving Credit Facility.  The amendments allowed us to include additional properties in the unencumbered pool of assets, which increased our availability under the Revolving Credit Facility for future periods.

In November 2015, we entered into a $260 million senior unsecured term loan facility (“Second Term Loan Facility”).  The Second Term Loan Facility has an initial term of 60 months.  The Second Term Loan Facility bears interest based on the London Interbank Offer Rate (“LIBOR”) and a spread that varies with our leverage ratio.  We are required to make interest only payments until the maturity date.

In order to hedge our exposure to variable rate debt in future periods, we entered into several interest rate caps with notional amounts totaling approximately $260 million as of December 31, 2015.  In addition, in March 2016, we entered into additional interest rate caps with 1.5% LIBOR strike prices and notional amounts totaling $150 million related to the Revolving Credit Facility, which reduced our unhedged variable rate debt to 10.0% based on our borrowings as of December 31, 2015.

We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes.  See “Uses of Liquidity and Capital Resources – Distributions” below for additional information related to the payment of distributions with other sources for GAAP purposes.  In many cases, we have pledged our assets in connection with our borrowings and intend to encumber assets in connection with additional borrowings.  The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.  As of December 31, 2015 and December 31, 2014, we had an aggregate debt leverage ratio of approximately 52.8% and 53.3%, respectively, of the aggregate carrying value of our assets.

The following table provides details of our indebtedness as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Mortgages payable and other notes payable:
Fixed rate debt	$391,639	$370,854
Variable rate debt (1)	449,017	482,922
Mortgages and other notes payable (2)	840,656	853,776
Premium (discount), net (3)	(221)	(215)
Total mortgages and other notes payable, net	840,435	853,561
Credit facilities:
First Term Loan Facility (1)	175,000	175,000
Revolving Credit Facility (4)	225,000	31,403
Second Term Loan Facility (5)	260,000	—
Total borrowings	$1,500,435	$1,059,964

FOOTNOTES:

(1)

As of December 31, 2015 and December 31, 2014, we had entered into interest rate swaps with notional amounts of approximately $480.7 million and $182.1 million, respectively, which were settling on a monthly basis. In addition, as of December 31, 2015 and December 31, 2014, we had entered into forward-starting interest rate swaps for total notional amounts of approximately $48.4 million and $269.4 million, respectively, in order to hedge our exposure to this variable rate debt in future periods.  The remaining forward-starting interest rate swaps have a range of effective dates beginning in 2016 and continuing through the maturity date of the respective loan (ranging from 2017 through 2019).  Refer to Item 8. “Financial Statements and Supplementary Data” — Note 12. “Derivative Financial Instruments” for additional information.

(2)	As of December 31, 2015, our mortgages and other notes payable are secured by 65 properties with total assets of approximately $1.4 billion.
(3)	Premium (discount), net is reflective of us recording mortgage note payables assumed at fair value on the respective acquisition date.
(4)

As of December 31, 2015 and December 31, 2014, availability under the Revolving Credit Facility was approximately $20.0 million and $14.0 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

(5)

In order to hedge our exposure to variable rate debt in future periods related to this loan, we entered into an interest rate cap with a notional amount of approximately $260 million as of December 31, 2015. Refer to Item 8. “Financial Statements and Supplementary Data” — Note 12. “Derivative Financial Instruments” for additional information.

Generally, the loan agreements for our mortgage loans contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, as set forth in the loan agreements.  The loan agreements also contain customary events of default and remedies for the lenders.  The borrowers are normally direct or indirect subsidiaries of our Operating Partnership.  As of December 31, 2015, we were in compliance with all of our debt covenants for our mortgage notes payable.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage and (viii) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum debt service coverage ratio, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain our REIT status. We do not expect this limitation to be a limiting factor for our board of directors when determining distribution levels now or in the future.

See Item 8. “Financial Statements and Supplementary Data” — Note 10. “Indebtedness” for additional information on our borrowings, including a schedule of future principal payments and maturity dates.  In addition, see “Off-Balance Sheet and Other Arrangements” below for a description of the borrowings of our unconsolidated entities.

Tenant Workouts

During the year ended December 31, 2015, the tenant at two of our specialty hospitals experienced financial difficulty and defaulted on its lease agreements at both properties.  We recorded an impairment provision of approximately $4.7 million related to the lease intangibles and a loss on lease termination of approximately $0.9 million related to deferred rent and lease incentives as it was determined that the carrying value of these assets would more than likely not be recoverable.  In September 2015, in connection with consenting to the sale of the operations by our previous tenant to a third-party buyer, we signed an amended and restated lease agreement with the buyer, who became a new tenant at one of the specialty hospitals, which included similar economic terms as the previous lease.  In addition, in connection with consenting to the sale of the operations, we collected approximately $1.0 million in past due rents owed under the original lease and reserved the remaining $0.9 million in past due rents for financial reporting purposes.  In January 2016, we executed a second lease agreement with a new tenant at the other specialty hospital, which included similar economic terms as the previous lease.  As incentive for entering into a long-term lease, the tenant was granted six months of free rent in 2016.  We expect these two new leases to increase our operating cash flows in future periods given the loss of revenues generated by the defaults during the year ended December 31, 2015.

In July 2015, an anchor tenant at two of our medical office buildings filed for chapter 11 bankruptcy.  As of December 31, 2015, the anchor tenant was delinquent on approximately $0.3 million of rent for certain suites it occupies in the two medical office buildings, which relates to the period prior to filing for chapter 11 bankruptcy and is fully reserved for financial reporting purposes.  As of the date of this filing, we are in the process of negotiating new lease agreements with the health system that purchased substantially all of the anchor tenant’s operations.  We do not expect the impact of this workout to have a material impact on our operating cash flows in future periods given that revenues attributable to the anchor tenant represented less than 1.0% of our total revenues for the year ended December 31, 2015.

Contributions from Redeemable Noncontrolling Interests

During the year ended December 31, 2015, no cash capital contributions were made by our co-venture partner.  During the year ended December 31, 2014, our co-venture partner made cash capital contributions of approximately $0.6 million to our consolidated joint venture relating to the Watercrest at Katy development.  In accordance with the joint venture agreement, these amounts have been used to fund part of the land acquisition and initial development costs of the development projects.  During the year ended December 31, 2013, no cash capital contributions were made by our co-venture partner.

Contributions from Noncontrolling Interests

During the year ended December 31, 2015, our co-venture partner made $0.1 million in cash contributions to our consolidated joint venture relating to the Fieldstone at Pear Orchard development.  During the year ended December 31, 2014, our co-venture partner made cash capital contributions of approximately $0.4 million to our consolidated joint venture relating to the acquisition of an MOB in Yuma, Arizona.  During the year ended December 31, 2013, there were no capital contributions made by any co-venture partners.

Distributions from Unconsolidated Entities

As of December 31, 2015, we had an investment in five unconsolidated properties through a joint venture.  Pursuant to the joint venture agreement, we are entitled to receive quarterly preferred cash distributions to the extent there is cash available to distribute.  These distributions are generally received within 45 days after each quarter end.  For the year ended December 31, 2015, we received approximately $0.9 million of operating distributions from our investment in these unconsolidated entities.

For the year ended December 31, 2014, we received approximately $1.9 million of operating distributions from our two investments in unconsolidated entities.  In August 2014, we acquired our co-venture partner’s 10% interest in the Montecito joint venture for approximately $1.6 million.  As a result of this transaction, we own 100% of the Montecito joint venture, and began consolidating all of the assets, liabilities and results of operations in our consolidated financial statements upon acquisition.  Refer to Item 8. “Financial Statements and Supplementary Data” — Note 3. “Acquisitions – Purchase of Controlling Interest in Montecito Joint Venture” for additional information.  In addition, we received capital distributions from the Windsor Manor joint venture during the year ended December 31, 2014 of approximately $2.2 million, which resulted from excess proceeds on refinancing the joint venture’s debt.

In July 2013, we completed the sale of our interest in the CHTSunIV joint venture for a sales price of approximately $61.8 million, net of transaction costs, which reflects an aggregate gain of approximately $4.5 million.

Net Cash Provided by Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income from our properties (“Property-level NOI”).  We define Property-level NOI, a non-GAAP measure, as rental income from operating leases, resident fees and services, tenant reimbursement income and interest income less the property operating expenses and property management fees from managed properties.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.

We experienced positive cash flow from operating activities for the years ended December 31, 2015, 2014 and 2013 of approximately $43.5 million, $19.3 million and $3.0 million, respectively.  The change in cash flows from operating activities for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily the result of the following:

•

an increase in total revenues and Property-level NOI for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily as the result of having 132 consolidated operating properties in 2015 as compared to 95 consolidated operating properties in 2014; and

•

a decrease in acquisition fees and expenses during the year ended December 31, 2015, in which we acquired operating properties totaling $880.9 million, compared with the year ended December 31, 2014, in which we acquired operating properties totaling $905.3 million.  The acquisition fees and expenses were considered to be funded from proceeds of our Offerings or debt but are treated as an operating activity in accordance with GAAP;

•	offset by payments in 2015 totaling approximately $13.3 million related to lease incentives (discussed below);
•	an increase in interest expenses paid resulting from additional borrowings on properties acquired during 2015 and properties acquired during 2014 being owned for the entire period;
•	a net increase in asset management fees resulting from continued growth and increased total assets under management; and
•	an increase in general and administrative expenses paid resulting from our continued growth.

We expect that cash flows provided by operating activities will continue to grow as properties acquired during the year ended December 31, 2015 are held for the entire period and additional value-add and completed development properties stabilize. In addition, cash flows provided by operating activities for the year ended December 31, 2015 is net of approximately $21.6 million in acquisition fees and expenses paid during the year, which includes approximately $0.1 million in acquisition fees and expenses payable as of December 31, 2014.  Since we have substantially completed our acquisition phase, we do not expect to incur significant acquisition fees and expenses in future periods and generally expect this to contribute to positive growth in our cash flows from operations in future periods.

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

In exchange for services rendered and in consideration of the expense support provided, the Company will issue, within 45 days following each Determination Date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by to the Advisor and Property Manager for the preceding quarter divided by the then-current public offering price per share of common stock or NAV, on the terms and conditions and subject to the restrictions set forth in the Advisor Expense Support Agreement and the Property Manager Expense Support Agreement (hereinafter collectively referred to as the “Expense Support Agreements”).  Any amounts deferred, and for which restricted stock shares are issued, pursuant to the Expense Support Agreements will be permanently waived and the Company will have no obligation to pay such amounts to the Advisor or the Property Manager.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their original invested capital back with at least a 6% annualized return of investment upon ultimate liquidity of the company.  Refer to Item 8. “Financial Statements and Supplementary Data” — Note 2. “Summary of Significant Accounting Policies” for treatment of issued Restricted Stock.

In March 2016, our board of directors approved amended and restated expense support agreements (“Amended and Restated Expense Support Agreements”) with the Advisor and Property Manager that change the period for determining and calculating the respective affiliate’s agreement to accept restricted stock in lieu of cash from each calendar quarter, on a non-cumulative basis, to each calendar year.  Refer to Item 9B. “Other Information” for additional information relating to the Amended and Restated Expense Support Agreements.

During the years ended December 31, 2015 and 2014, our cash from operating activities was positively impacted by the Expense Support Agreements.  For the years ended December 31, 2015, 2014 and 2013, our Advisor had settled approximately $4.4 million, $4.9 million and $1.4 million, respectively, in asset management fees under the terms of the Advisor Expense Support Agreement.  The decrease in asset management fees settled in accordance with the Advisor Expense Support Agreement is reflective of our growth in Property-level NOI outpacing growth in our distributions, interest expense and other expense items.  There were no amounts settled under the Property Manager Expense Support Agreement for the years ended December 31, 2015, 2014 and 2013.

Refer to Item 8. “Financial Statements and Supplementary Data” — Note 11. “Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Acquisitions

During the years ended December 31, 2015, 2014 and 2013, we acquired 39, 35, and 38 consolidated operating properties, respectively, for an aggregate purchase price paid of approximately $866.3  million, $869.5 million, and $655.9 million, respectively, net of liabilities assumed.  The acquired operating properties were spread across our targeted asset classes and located in 20, 14, and 13 different states, respectively, which allowed us to expand both the variety of our asset classes and the geographical diversification of our healthcare investment portfolio.  During the years ended December 31, 2015, 2014 and 2013, our total units increased by approximately 1,786, 1,509, and 2,163, respectively. Furthermore, during the years ended December 31, 2015, 2014 and 2013, our total leasable square footage increased by approximately 2.0 million, 1.6 million, and 0.9 million, respectively.

Development Properties

In connection with our various seniors housing and post-acute care developments, we funded approximately $73.6 million, $47.2 million and $23.2 million in development costs during the years ended December 31, 2015, 2014 and 2013, respectively.  Pursuant to the development agreements for the active properties under development as of December 31, 2015, we expect to fund approximately

$143.2 million of additional development and other costs.  We expect to fund the remaining development and other costs primarily from construction loans on each development or with the proceeds from our Reinvestment Plan.

As a result of the completed Dogwood Forest of Acworth and HarborChase of Villages Crossing seniors housing developments achieving stabilization during the year-end December 31, 2015, we expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties.  We continue to monitor the lease-up of these properties to determine whether the established performance metrics have been met.  As of December 31, 2015, neither of these developments had achieved the required performance metrics.

During the year ended December 31, 2014, we made distributions of approximately $2.0 million to a third-party developer, who is a holder of promoted interest related to our HarborChase of Villages Crossing, which has been recorded as a reduction to capital in excess of par value in the accompanying consolidated statements of stockholders’ equity and redeemable noncontrolling interest.  No such payments were made during the years ended December 31, 2015 and 2013.

Debt Repayments

During the year ended December 31, 2015, we paid approximately $437.2 million of total repayments which was comprised of $321.4 million in debt repayments on our Revolving Credit Facility, $93.5 million in repayments on our mortgage loans for the Perennial Communities, Medical Portfolio I Properties, Dogwood Forest of Acworth and HarborChase of Villages Crossing prior to their scheduled maturities, $4.4 million of prepayments on our mortgage loan for the Capital Health Communities related to monies received under a yield guaranty agreement and $17.9  million of scheduled repayments. During the year ended December 31, 2014, we paid approximately $286.3 million of total repayments which was comprised of $259.3 million in repayments on our Revolving Credit Facility, $15.0 million in repayments on our unsecured bridge loan financing, $9.4 million of scheduled repayments and $2.6 million of prepayments on our Capital Health mortgage loan related to monies received under a yield guaranty agreement.  Refer to Item 8. “Financial Statements and Supplementary Data” – Note 9. “Contingent Purchase Price Consideration” for additional information.

Stock Issuance and Offering Costs

Under the terms of the Offerings, certain affiliates and third-party broker dealers were entitled to receive selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offerings.  In accordance with our articles of incorporation and the advisory agreement, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and other offering costs to be paid by us may not exceed 15% of the gross aggregate proceeds of our Offerings.

During the years ended December 31, 2015, 2014 and 2013, we paid approximately $59.0 million, $58.9 million, and $41.8 million, respectively, of stock issuance and offering costs.

Lease Incentives

During the years ended December 31, 2015 and 2014, we paid approximately $3.6 million and $1.0 million of costs on behalf of our tenants as lease incentives in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs.  There were no lease incentives paid during the year ended December 31, 2013.  Lease incentives are capitalized as deferred rent and amortized as straight-line rent over the respective lease terms.

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

In addition, in April 2015, we executed a lease modification with the tenant at Memorial Hermann Orthopedic & Spine Hospital (“MHOSH”), which included an extension of the lease term from 2023 to 2038 and provides the tenant with three 10-year renewal options.  In connection therewith, the tenant agreed to extend the lease term of its current space in the MHOSH MOB from 2023 to 2038 and lease approximately 7,000 square feet of additional space that is co-terminus with lease terms through 2038.  We paid the tenant approximately $3.0 million of aggregate lease incentives in connection with the lease modifications and leasing of additional space.

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

Common Stock Redemptions

During the year ended December 31, 2015, we received 266 redemption requests for 1.0 million shares at an average redemption price of $9.51 per share of which approximately $6.6 million was paid and approximately $2.7 million was payable as of December 31, 2015.  During the year ended December 31, 2014, we received 94 redemption requests for 0.3 million shares at an average redemption price of $9.24 per share of which approximately $2.2 million was paid and approximately $0.9 million was payable as of December 31, 2014. During the year ended December 31, 2013, we received 22 redemption requests for 0.08 million shares at an average redemption price of $9.25 per share of which approximately $0.7 million was paid and approximately $0.1 million was payable as of December 31, 2013.

See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Redemption Plan” for additional information related to the redemption of common stock.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities.  While we generally expect to pay distributions from cash flows provided by operating activities, we have, and may continue to cover periodic shortfalls between distributions paid and cash flows from operating activities from other sources; such as from cash flows provided by financing activities, a component of which could include borrowings, whether collateralized by our assets or unsecured, or proceeds from our Reinvestment Plan.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at then-current offering price)		Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by (Used in) Operating Activities (3)
2015 Quarters
First	$0.1059	$13,248	$7,648	$5,600	$943	$9,977		$23,225	$11,317
Second	0.1059	14,895	8,619	6,276	1,060	11,215		26,110	10,757
Third	0.1059	16,748	9,808	6,940	1,193	12,620		29,368	10,319
Fourth	0.1059	18,310	10,753	7,557	—	—		18,310	11,124
Total	$0.4236	$63,201	$36,828	$26,373	$3,196	$33,812		$97,013	$43,517
2014 Quarters
First	$0.1014	$6,147	$3,349	$2,798	$455	$4,614		$10,761	$6,277
Second	0.1014	7,145	3,916	3,229	529	5,364		12,509	5,035
Third	0.1014	8,385	4,630	3,755	621	6,295		14,680	7,361
Fourth	0.1029	10,242	5,821	4,421	751	7,946	(4)	18,188	599
Total	$0.4071	$31,919	$17,716	$14,203	$2,356	$24,219		$56,138	$19,272
2013 Quarters
First	$0.09999	$2,099	$1,112	$987	$157	$1,574		$3,673	$212
Second	0.09999	2,878	1,544	1,334	216	2,159		5,037	2,964
Third	0.09999	4,038	2,151	1,887	303	3,029		7,067	106
Fourth	0.09999	5,155	2,784	2,371	387	3,869		9,024	(236)
Total	$0.39996	$14,170	$7,591	$6,579	$1,063	$10,631		$24,801	$3,046

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)

For the years ended December 31, 2015, 2014 and 2013, our net loss was approximately $68.1 million, $52.5 million and $18.1 million, respectively, while cash distributions declared were approximately $63.2 million, $31.9 million and $14.2 million, respectively, and total distributions declared were approximately $97.0 million, $56.1 million and $24.8 million, respectively.  For the years ended December 31, 2015, 2014 and 2013, approximately 69%, 60% and 23%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 31%, 40% and 77%, respectively, were considered to be funded with other sources (i.e., proceeds from our Offerings).  For the years ended December 31, 2015, 2014 and 2013, approximately 45%, 34% and 13%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 55%, 66% and 87%, respectively, of total distributions declared to stockholders were considered to be funded with other sources (i.e., proceeds from our Offerings).

(3)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions.  For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations.  However, we consider acquisition fees and costs to be paid for with proceeds from our Offerings as opposed to operating cash flows.  For the years ended December 31, 2015, 2014 and 2013, we expensed approximately $21.5 million, $23.9 million and $18.8 million, respectively, in acquisition fees and expenses, which were paid from the proceeds of our Offerings.  Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

(4)

The new offering price for our stock was effective beginning with the December 1, 2014 distributions. As such, the stock distributions for the fourth quarter of 2014 were recalculated using the new offering price of $10.58.

Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities -  Distributions” for additional information regarding our monthly cash and stock distributions as well as the tax composition of our distributions.

We are not aware of any material trends or uncertainties, favorable or unfavorable that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors”.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

As of December 31, 2015, we owned 132 consolidated real estate investment properties and our portfolio consisted of 5,253 units operated under management agreements with third-party operators and approximately 5.5 million leasable square feet that was 95.7% leased to third-party tenants.

Fiscal year ended December 31, 2015 as compared to the fiscal year ended December 31, 2014

In understanding our operating results in the accompanying consolidated financial statements, it is important to understand how the growth in our assets has impacted our results.  We use Property-level NOI, a non-GAAP measure, as a key performance metric for internal monitoring and planning purposes, including the preparation and annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  In addition, we have aggregated Property-level NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated Property-level NOI from acquisitions made after January 1, 2014, which are excluded as we did not own those properties during the entirety of all periods presented.  The chart below illustrates our net losses and Property-level NOI for the years ended December 31, 2015 and 2014 (in thousands), and the amount invested in properties as of December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,		Change
	2015	2014	$	%
Net loss	$(68,093)	$(52,511)
Adjusted to exclude:
General and administrative expenses	10,088	6,877
Acquisition fees and expenses	21,526	23,931
Asset management fees	17,892	8,481
Contingent purchase price consideration adjustment	(589)	(630)
Depreciation and amortization	105,945	63,112
Other expenses, net of other income	48,931	28,972
Income tax expense	378	361
Property-level NOI	136,078	78,593
Less: Non-same-store NOI	(75,852)	(23,300)
Same-store NOI	$60,226	$55,293	$4,933	8.9%
Invested in operating properties, end of period (in millions)	$2,746	$1,865

Rental Income from Operating Leases. Rental income from operating leases was approximately $101.1 million for the year ended December 31, 2015 as compared to $49.3 million for the year ended December 31, 2014.  The increase in rental income from operating leases resulted from our acquisition of five leased seniors housing communities, 22 MOBs, one post-acute care hospital and one acute care hospital for the year ended December 31, 2015 as well as the 15 MOBs, three post-acute care hospitals and three acute care hospitals during the year ended December 31, 2014 being owned for the entire period.  We expect this revenue stream to increase as these investments are held in future periods.

Resident Fees and Services. Resident fees and services income was approximately $183.4 million for the year ended December 31, 2015 as compared to approximately $123.8 million for the year ended December 31, 2014.  The increase in resident fees and services is a result of the 10 managed seniors housing communities acquired during the year ended December 31, 2015 as well as 14 managed seniors housing communities acquired during the year ended December 31, 2014 being owned for the entire period.  In addition, Dogwood Forest of Acworth and HarborChase of Villages Crossing represent two of our completed developments that have reached stabilization during 2015.  Moreover, HarborChase of Shorewood and Wellmore of Tega Cay were placed into service in November 2015 and June 2015, respectively.  We expect this revenue stream to increase as these investments are held in future periods and additional value-add and completed development properties stabilize.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $16.0 million for the year ended December 31, 2015 as compared to $7.5 million for the year ended December 31, 2014.  This amount is comprised of common area maintenance (“CAM”) revenue and the increase resulted from our acquisition of 22 MOBs, one post-acute care hospital and one acute care hospital acquired during the year ended December 31, 2015 as well as the 15 MOBs, three post-acute care hospitals and three acute care hospitals acquired during the year ended December 31, 2014 being owned for the entire period.  We expect this revenue stream to increase as these investments are held in future periods and we acquire additional properties with modified operating leases.

Interest Income on Note Receivable from Related Party. Interest income on note receivable from related party was approximately $0.5 million for the year ended December 31, 2014.  This amount is comprised of interest income on the acquisition, development and construction loan (“ADC loan”) made to Crosland Southeast for the HCA Rutland development in June 2013, which was fully repaid in August 2014.  We recorded no interest income on note receivable from related party for the year ended December 31, 2015.

Property Operating Expenses. Property operating expenses were approximately $149.7 million for the year ended December 31, 2015 as compared to approximately $93.5 million for the year ended December 31, 2014.  This increase is a result of our acquisition of 10 managed seniors housing communities, 22 MOBs, one post-acute care hospital and one acute care hospital for the year ended December 31, 2015 as well as 14 managed seniors housing communities, 15 MOBs, three post-acute care hospitals and three acute care hospitals acquired during the year ended December 31, 2014 being owned for the entire period.  In addition, Dogwood Forest of Acworth and HarborChase of Villages Crossing represent two of our completed developments that have reached stabilization during 2015.  Moreover, HarborChase of Shorewood and Wellmore of Tega Cay were placed into service in November 2015 and June 2015, respectively.  We expect property operating expenses to increase as these investments are held in future periods and additional value-add and completed development properties stabilize.

General and Administrative. General and administrative expenses for the year ended December 31, 2015 were approximately $10.1 million as compared to approximately $6.9 million for the year ended December 31, 2014.  General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees and will continue to grow as our asset base increases.  The increase in general and administrative expense was primarily attributed to increased costs as a result of the growth of our portfolio.  Specifically, we incurred increased personnel expenses reimbursable to the Advisor due to increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting.  We expect increases in general and administrative expenses in the future as the properties acquired during the year ended December 31, 2015 are operational for a full period.

Acquisition Fees and Expenses. Acquisition fees and expenses for the year ended December 31, 2015 were approximately $25.7 million of which approximately $4.2 million was capitalized as real estate under development.  We incurred approximately $27.5 million for the year ended December 31, 2014 of which approximately $3.6 million was capitalized as real estate under development.  The decrease in acquisition fees and expenses resulted from the acquisition of 39 operating properties totaling approximately $880.9 million in investments during the year ended December 31, 2015 as compared with the acquisition of 35 operating properties totaling approximately $905.3 million in investments during the year ended December 31, 2014.  We expect acquisition fees and expenses to decrease in the future as we expect any additional purchases of real estate or real estate-related assets to be limited.

Asset Management Fees. We incurred approximately $22.9 million in asset management fees payable to our Advisor during the year ended December 31, 2015 as compared to approximately $13.6 million for the year ended December 31, 2014.  For years ended December 31, 2015 and 2014, approximately $4.4 million and $4.9 million, respectively, in asset management fees were settled in accordance with the terms of the Expense Support Agreements and approximately $0.6 million and $0.3 million, respectively, were capitalized as real estate under development.  As described in Item 8. “Financial Statements and Supplementary Data” – Note 11. “Related Party Arrangements” during the year ended December 31, 2015, asset management fees were reduced by $4.4 million because the shares of restricted stock, which will be accepted by the Advisor as payment for asset management services rendered, were valued at zero— the lowest possible value estimated at vesting.   For the year ended December 31, 2014, approximately $4.9 million in asset management fees were settled with issuance of restricted stock in accordance with the Expense Support Agreements.  Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.  We expect increases in asset management fees in the future as the properties owned as of December 31, 2015 are operational for a full period; however, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Property Management Fees. We incurred approximately $18.4 million in property management fees for the year ended December 31, 2015 and approximately $10.8 million for the year ended December 31, 2014.   For the years ended December 31, 2015 and 2014, approximately $3.6 million and $1.9 million, respectively, were capitalized as real estate under development.  Property management fees generally range from 2% to 5% of property revenues for leased properties depending on the type of property and are generally paid to third-party managers.  In addition, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party.  Overall property management fees increased as a result of the increases in rental income from operating leases and resident fees and services from acquisitions for the year ended December 31, 2015 as well as the properties acquired during the year ended December 31, 2014 being owned for the entire year ended December 31, 2015.  We expect increases in property management fees in the future as the properties owned as of December 31, 2015 are operational for a full period; however, a portion of such fees may be settled in the form of forfeitable restricted stock under the Expense Support Agreements.

Impairment Provision. During the year ended December 31, 2015, we recorded an impairment provision of $4.7 million to write-off the lease intangibles related to two of our specialty hospitals, as it was determined that the carrying value of these assets would not be recoverable; refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tenant Workouts” for additional information.  There were no impairments during the year ended December 31, 2014.

Loss on Lease Termination. During the year ended December 31, 2015, we recorded a loss on lease termination of $0.9 million related to two of our specialty hospitals, as it was determined that the carrying value of certain deferred rent and lease incentives would not be recoverable; refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tenant Workouts” for additional information.  There were no losses on lease terminations during the year ended December 31, 2014.

Contingent purchase price consideration adjustment.  During the years ended December 31, 2015 and 2014, the adjustments for contingent purchase price consideration were both approximately $0.6 million.  The adjustment in 2015 relates primarily to two separate acquisitions.  Based on lower than expected occupancy and revised projections of future net operating income, our fair value estimate for our Capital Health yield guaranty receivable was increased by approximately $0.3 million and we recorded a reduction to our operating loss in the accompanying consolidated statements of operations for year ended December 31, 2015.  In addition, as a result of the expiration of the Chestnut Commons Earn-Out agreement, we recorded a fair value adjustment of approximately $0.3 million during 2015.  Based on lower than expected occupancy and revised projections of future net operating income, our fair value estimate for our Capital Health Yield Guaranty receivable was increased by approximately $2.2 million and we recorded a reduction to our operating loss in the accompanying consolidated statements of operations for year ended December 31, 2014. Additionally, based on exceeding certain NOI targets on one of the South Bay II communities, we have recognized $1.8 million of expense during the year ended December 31, 2014.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2015 were approximately $105.9 million and approximately $63.1 million for the year ended December 31, 2014. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The increase in depreciation and amortization expense across periods resulted from our acquisition of five leased seniors housing communities, 10 managed seniors housing communities, 22 MOBs, one post-acute care hospital and one acute care hospital for the year ended December 31, 2015 as well as 14 managed seniors housing communities, 15 MOBs, three post-acute care hospitals and three acute care hospitals acquired during the year ended December 31, 2014 being owned for the entire period.  In addition, HarborChase of Shorewood, Wellmore of Tega Cay, Dogwood Forest of Acworth and HarborChase of Villages Crossing were placed into service in November 2015, June 2015, June 2014 and December 2013, respectively.  We expect depreciation and amortization expense to increase as these investments are held in future periods.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the year ended December 31, 2015 was approximately $45.3 million of which $2.3 million was capitalized as development costs relating to our real estate under development. Interest expense and loan cost amortization for the year ended December 31, 2014 was approximately $31.5 million of which approximately $1.0 million was capitalized as development costs relating to our real estate under development.  Approximately $9.8 million of the increase for the year ended December 31, 2015 was primarily the result of an increase in our average debt outstanding to approximately $1.3 billion as compared to approximately $0.8 billion for the year ended December 31, 2014.   In addition, during the year ended December 31, 2015, we incurred approximately $0.8 million in additional loan costs amortization relating to debt obtained during the year ended December 31, 2015, as well as approximately $0.9 million relating to debt obtained on properties acquired during the year ended December 31, 2014.  In addition, during the year ended December 31, 2015, we recorded a write-off of approximately $0.7 million in loan costs and paid approximately $0.3 million on the derecognition of cash flow hedges in connection with the early extinguishment of debt on the Perennial Communities, Medical Portfolio I Properties, Dogwood Forest of Acworth and HarborChase of Villages Crossing.

Equity in Loss of Unconsolidated Entities. Our unconsolidated entities generated losses of approximately $0.6 million for the year ended December 31, 2015 relating to our investment in the Windsor Manor joint venture, as compared to earnings of approximately $1.4 million for the year ended December 31, 2014 relating to our investments in the Windsor Manor and Montecito joint ventures.  Equity in loss from unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences.

Gain from Purchase of Controlling Interest of Investment in Unconsolidated Entity. During the year ended December 31, 2014, we recognized a gain of approximately $2.8 million related to the purchase of our co-venture partner’s 10% interest in the Montecito Joint Venture which resulted in us controlling the property.  There was no purchase of any controlling interest of unconsolidated entities during the year ended December 31, 2015 nor do we currently expect future changes in control of investments in unconsolidated entities.

Income Tax Expense.  During the year ended December 31, 2015 and 2014, we recognized state and federal income tax expense related to our properties of approximately $0.4 million.

Fiscal year ended December 31, 2014 as compared to the fiscal year ended December 31, 2013

The chart below illustrates our net losses and Property-level NOI for the years ended December 31, 2014 and 2013 (in thousands), and the amount invested in properties as of December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,		Change
	2014	2013	$	%
Net loss	$(52,511)	$(18,100)
Adjusted to exclude:
General and administrative expenses	6,877	5,618
Acquisition fees and expenses	23,931	18,840
Asset management fees	8,481	3,614
Contingent purchase price consideration adjustment	(630)	(1,824)
Depreciation and amortization	63,112	16,765
Other expenses, net of other income	28,972	4,092
Income tax expense	361	18
Property-level NOI	78,593	29,023
Less: Non-same-store NOI	(60,105)	(10,780)
Same-store NOI	$18,488	$18,243	$245	1.3%
Invested in operating properties, end of period (in millions)	$1,865	$898

Rental Income from Operating Leases. Rental income from operating leases was approximately $49.3 million for the year ended December 31, 2014 as compared to $23.3 million for the year ended December 31, 2013.  The increase in rental income from operating leases resulted from our acquisition of 15 MOBs, three post-acute care hospitals and three acute care hospitals for the year ended December 31, 2014 as well as the 16 MOBs and one acute care hospital during the year ended December 31, 2013 being owned for the entire period.

Resident Fees and Services. Resident fees and services income was approximately $123.8 million for the year ended December 31, 2014 as compared to approximately $27.6 million for the year ended December 31, 2013.  The increase in resident fees and services is a result of the 14 managed seniors housing communities acquired for the year ended December 31, 2014 as well as 15 managed seniors housing communities acquired during the year ended December 31, 2013 being owned for the entire period and HarborChase of Villages Crossing and Dogwood Forest of Acworth being placed into service in December 2013 and June 2014, respectively.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $7.5 million for the year ended December 31, 2014 as compared to $1.6 million for the year ended December 31, 2013.  This amount is comprised of CAM revenue and the increase resulted from our acquisition of 15 MOBs, three post-acute care hospitals and three acute care hospitals for the year ended December 31, 2014 as well as the 16 MOBs and one acute care hospital during the year ended December 31, 2013 being owned for the entire period.

Interest Income on Note Receivable from Related Party. Interest income on note receivable from related party was approximately $0.5 million for the year ended December 31, 2014 as compared to $0.1 million for the year ended December 31, 2013.  This amount is comprised of interest income on the ADC loan made to Crosland Southeast for the HCA Rutland development in June 2013, which was fully repaid in August 2014.

Property Operating Expenses. Property operating expenses were approximately $93.5 million for the year ended December 31, 2014 as compared to approximately $20.9 million for the year ended December 31, 2013.  This increase is a result of our acquisition of 14 managed seniors housing communities, 15 MOBs, three post-acute care hospitals and three acute care hospitals for the year ended December 31, 2014 as well as 15 managed seniors housing communities, 16 MOBs and one acute care hospital acquired during the year ended December 31, 2013 being owned for the entire period and HarborChase of Villages Crossing and Dogwood Forest of Acworth being placed into service in December 2013 and June 2014, respectively.

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

Asset Management Fees. We incurred approximately $13.6 million in asset management fees payable to our Advisor during the year ended December 31, 2014 as compared to approximately $5.1 million for the year ended December 31, 2013.  For years ended December 31, 2014 and 2013, approximately $4.9 million and $1.4 million, respectively, in asset management fees were settled in accordance with the terms of the Expense Support Agreements and approximately $0.3 million and $0.1 million, respectively, were capitalized as real estate under development.  As described in Item 8. “Financial Statements and Supplementary Data – Note 11. Related Party Arrangements” during the year ended December 31, 2014, asset management fees were reduced by $4.9 million because the shares of restricted stock, which will be accepted by the Advisor as payment for asset management services rendered, were valued at zero— the lowest possible value estimated at vesting.  For the year ended December 31, 2013, approximately $1.4 million in asset management fees were settled with issuance of restricted stock in accordance with the Expense Support Agreements.  Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

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

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2014 were approximately $63.1 million and approximately $16.8 million for the year ended December 31, 2013. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The increase in depreciation and amortization expense across periods resulted from our acquisition of 14 managed seniors housing communities, 15 MOBs, three post-acute care hospitals and three acute care hospitals for the year ended December 31, 2014 as well as 15 managed seniors housing communities, 16 MOBs and one acute care hospital acquired during the year ended December 31, 2013 being owned for the entire period and HarborChase of Villages Crossing and Dogwood Forest of Acworth being placed into service in December 2013 and June 2014, respectively.

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

Equity in Earnings (Loss) of Unconsolidated Entities. Our unconsolidated entities generated losses of approximately $1.4 million for the year ended December 31, 2014 relating to our investments in the Windsor Manor and Montecito joint ventures, as compared to earnings of approximately $2.1 million for the year ended December 31, 2013 relating to our investments in the CHTSunIV, Windsor Manor and Montecito joint ventures.  Equity in earnings (loss) from unconsolidated entities is determined using the HLBV method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences. The change in equity in earnings (loss) of unconsolidated entities was impacted by the sale of our interest in CHTSunIV in July 2013 and our purchase of the controlling interest in the Montecito Joint Venture in August 2014, which resulted in the consolidation of this investment.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses for business combinations from a capitalization/depreciation model) to an expensed-as-incurred model that were put into effect in 2009, and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP and accounted for as operating expenses.  Our management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases.  Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as MFFO which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We believe that because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); accretion of discounts and amortization of premiums on debt investments,  mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Net loss attributable to common stockholders	$(68,055)	$(52,511)	$(18,100)
Adjustments:
Depreciation and amortization	105,945	63,112	16,765
Impairment provision	4,661	―	―
FFO adjustments from unconsolidated entities (1)	1,508	2,994	2,767
Gain on sale of investment in unconsolidated entity	―	―	(4,486)
Gain on purchase of controlling interest of investment in unconsolidated entity	―	(2,798)	―
Total funds from operations	44,059	10,797	(3,054)
Acquisition fees and expenses (2)	21,526	23,931	18,840
Straight-line rent adjustments (3)	(4,309)	(2,472)	(2,023)
Amortization of above and below market intangibles (4)	915	345	68
Unrealized loss from mark-to-market adjustments on swaps (5)	33	―	―
Loss on extinguishment of debt (6)	986	―	244
Loss on lease terminations (7)	863	―	―
Contingent purchase price consideration adjustment (8)	(589)	(630)	(1,824)
MFFO adjustments from unconsolidated entities (1)	―	46	330
Modified funds from operations	$63,484	$32,017	$12,581
Weighted average number of shares of common stock outstanding (basic and diluted) (9)	153,804	85,710	43,450
Net loss per share (basic and diluted)	$(0.44)	$(0.61)	$(0.42)
FFO per share (basic and diluted)	$0.29	$0.13	$(0.07)
MFFO per share (basic and diluted)	$0.41	$0.37	$0.29

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
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

(7)

Management believes that adjusting for loss on lease terminations is appropriate because they are non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

(8)

Management believes that the elimination of the adjustments to contingent purchase price consideration included in operating income (expense) for GAAP purposes is appropriate because the adjustment is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

(9)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of December 31, 2015:

	Payments Due by Period
	2016	2017-2018	2019-2020	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$66,525	$379,507	$407,791	$99,210	$953,033
Credit Facilities (principal and interest)	14,646	249,226	446,616	―	710,488
Development contracts on development properties (1)	112,938	30,251	―	―	143,189
Ground and air rights leases (2)	1,957	4,000	4,100	113,559	123,616
	$196,066	$662,984	$858,507	$212,769	$1,930,326

FOOTNOTES:

(1)

The amounts presented above represent accrued development costs as of December 31, 2015 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs.  The amounts include approximately $132.7 million of contractual obligations with third-party developers and approximately $10.5 million of additional expected development costs that have been included in the respective development budgets.

(2)	Ground and air rights leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2045 to 2082.

Off-Balance Sheet Arrangements

In June 2014, our Windsor Manor joint venture refinanced approximately $18.0 million of its then-current outstanding debt related to five senior housing communities in Iowa of which approximately $11.6 million related to a bridge loan maturing on June 30, 2014 and the approximate $6.4 million remaining related to the extinguishment of the joint venture’s other mortgage loans prior to the scheduled expirations.  In connection therewith, the joint venture paid an exit fee of approximately $0.5 million upon extinguishment of the mortgage loans.  The new loan included an initial five year term with monthly principal and interest payments based upon a 25-year amortization and a variable interest rate equal to LIBOR plus 3.5%.  In addition, in connection with the refinancing, our Windsor Manor joint venture received aggregate proceeds of $22.0 million, of which approximately $0.4 million were used to pay loan costs associated with the refinancing and the remaining $3.6 million were available for capital distribution to the members.  Our Windsor Manor joint venture declared capital distributions of $2.2 million and $1.4 million, respectively, to us and our joint venture partner as a return of capital.  These capital distributions were paid to the respective members in the third quarter of 2014.

During 2015, the Windsor Manor joint venture did not meet its quarterly debt service coverage requirement per the loan agreement as the debt service coverage ratio fell below the 1.35 minimum requirement and, the Windsor Manor joint venture obtained waivers from the lender for each reporting period during 2015.  The Windsor Manor joint venture did not meet this covenant as of December 31, 2015 and obtained a waiver from the lender in February 2016.  As of December 31, 2015, approximately $21.3 million remained outstanding under the loan agreement.

In August 2014, the Company acquired its co-venture partner’s 10% interest in the Montecito joint venture; refer to Item 8. “Financial Statements and Supplemental Data” – Note 3. “Acquisitions – Purchase of Controlling Interest in Montecito Joint Venture” for additional information.

Related-Party Transactions

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Item 8. “Financial Statements and Supplemental Data” – Note 11. “Related Party Arrangements” in the accompanying consolidated financial statements for additional information.

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

Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid and management’s estimate of the fair market lease rates for each in-place lease. The purchase price is further allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, including estimates of lost rental income during the expected lease-up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses and may include assumptions for lease renewals of below market leases.

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

Impairment of Real Estate Assets. Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset group and from its eventual disposition, to the carrying amount of the asset group.  Generally, an asset group is considered impaired if management’s estimate of current and projected cash flows (undiscounted and unleveraged) of the asset group over its estimated holding period is less than the net carrying value of the asset group. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the asset group is adjusted to an amount to reflect the estimated fair value of the asset group.

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

Revenue Recognition. Rental income from operating leases is recorded on the straight-line basis over the terms of the leases. Our leases require the tenants to pay certain additional contractual amounts that are set aside by us for replacements of fixed assets and other improvements to the properties. These amounts are and will remain our property during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income from operating leases in the accompanying consolidated statement of operations.  Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved.

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

Impact of Accounting Pronouncements

See Item 8. “Financial Statements and Supplemental Data” – Note 2. “Significant Accounting Policies” for additional information about the impact of accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and to make loans and other permitted investments. Our management objectives related to interest rate risk will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives, we expect to borrow at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The following is a schedule as of December 31, 2015, of our fixed and variable rate debt maturities for each of the next five years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value (1)
Fixed rate debt	9,619	10,066	204,277	5,241	73,318	89,280	391,801	399,000
Weighted average interest rate on fixed rate debt	4.26%	4.25%	4.30%	4.14%	3.96%	4.25%	4.22%
Variable rate debt	27,139	252,210	82,895	486,390	260,000	―	1,108,634	1,106,000
Average interest rate on variable rate debt	LIBOR+2.45%	LIBOR+2.47%	LIBOR+2.42%	LIBOR+2.41%	LIBOR+2.31%	—%	LIBOR+2.40%

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2015. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2016 compared to LIBOR rates as of December 31, 2015 would result in fluctuation of interest expense on our variable rate debt of approximately $11.1 million for the year ending December 31, 2016.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of December 31, 2015, the Company’s debt is comprised of approximately 26.1% in fixed rate debt, approximately 54.0% in variable rate debt with current or forward-starting interest rate swaps and approximately 19.9% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate swaps on unhedged variable rate debt.

In March 2016, we entered into interest rate caps with 1.5% LIBOR strike prices and notional amounts totaling $150 million related to the Revolving Credit Facility, which represents approximately 10.0% of the aforementioned unhedged variable rate debt as of December 31, 2015.

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

March 16, 2016

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Real estate assets:
Real estate investment properties, net (including VIEs $219,971 and $174,449, respectively)	$2,470,176	$1,657,500
Real estate under development, including land (including VIEs $58,994 and $47,153 respectively)	62,521	47,153
Total real estate assets, net	2,532,697	1,704,653
Intangibles, net (including VIEs $23,540 and $25,519 respectively)	172,452	140,264
Cash (including VIEs $4,427 and $6,280 respectively)	68,922	91,355
Deferred rent and lease incentives (including VIEs $6,942 and $2,978 respectively)	23,477	8,240
Other assets (including VIEs $1,506 and $511 respectively)	21,302	19,738
Loan costs, net (including VIEs $2,625 and $2,300 respectively)	14,358	14,012
Restricted cash (including VIEs $1,461 and $5,304 respectively)	10,287	10,753
Total assets	$2,843,495	$1,989,015
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $153,735 and $137,754 respectively)	$840,435	$853,561
Credit facilities	660,000	206,403
Other liabilities (including VIEs $3,644 and $4,949 respectively)	41,938	27,448
Accounts payable and accrued liabilities (including VIEs $11,650 and $10,268 respectively)	40,217	26,444
Due to related parties (including VIEs $136 and $219 respectively)	1,803	2,999
Total liabilities	1,584,393	1,116,855
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	551	568
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 175,824 and 116,672 shares issued, and 174,430 and 116,256 shares outstanding, respectively	1,744	1,163
Capital in excess of par value	1,528,781	1,007,326
Accumulated loss	(151,146)	(83,091)
Accumulated distributions	(112,543)	(49,342)
Accumulated other comprehensive loss	(9,747)	(4,864)
Total stockholders' equity	1,257,089	871,192
Noncontrolling interest	1,462	400
Total equity	1,259,102	872,160
Total liabilities and equity	$2,843,495	$1,989,015
The abbreviation VIEs above means variable interest entities.

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rental income from operating leases	$101,125	$49,305	$23,297
Resident fees and services	183,407	123,777	27,550
Tenant reimbursement income	15,993	7,504	1,640
Interest income on note receivable from related party	―	498	118
Total revenues	300,525	181,084	52,605
Operating expenses:
Property operating expenses	149,688	93,549	20,940
General and administrative	10,088	6,877	5,618
Acquisition fees and expenses	21,526	23,931	18,840
Asset management fees	17,892	8,481	3,614
Property management fees	14,759	8,942	2,642
Contingent purchase price consideration adjustment	(589)	(630)	(1,824)
Impairment provision	4,661	―	―
Loss on lease terminations	863	―	―
Depreciation and amortization	105,945	63,112	16,765
Total operating expenses	324,833	204,262	66,595
Operating loss	(24,308)	(23,178)	(13,990)
Other income (expense):
Interest and other income	158	104	74
Interest expense and loan cost amortization	(42,969)	(30,487)	(10,799)
Equity in earnings (loss) of unconsolidated entities	(596)	(1,387)	2,147
Gain on sale of investment in unconsolidated entity	―	―	4,486
Gain on purchase of controlling interest of investment in unconsolidated entity	―	2,798	―
Total other expense	(43,407)	(28,972)	(4,092)
Loss before income taxes	(67,715)	(52,150)	(18,082)
Income tax expense	(378)	(361)	(18)
Net loss	$(68,093)	$(52,511)	$(18,100)
Less: Net loss attributable to noncontrolling interest	(38)	―	―
Net loss attributable to common stockholders	(68,055)	(52,511)	(18,100)
Net loss per share of common stock (basic and diluted)	$(0.44)	$(0.61)	$(0.42)
Weighted average number of shares of common stock outstanding (basic and diluted)	153,804	85,710	43,450

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss attributable to common stockholders	$(68,055)	$(52,511)	$(18,100)
Other comprehensive income (loss):
Unrealized loss on derivative financial instruments, net	(5,143)	(3,915)	(1,042)
Reclassification of cash flow hedges upon derecognition	236	―	―
Reclassification of cash flow hedges due to ineffectiveness	33	―	―
Unrealized income (loss) on derivative financial instruments of equity method investments	(9)	10	83
Total other comprehensive loss	(4,883)	(3,905)	(959)
Comprehensive loss	$(72,938)	$(56,416)	$(19,059)
Less: Comprehensive loss attributable to noncontrolling interest	―	―	―
Comprehensive loss attributable to common stockholders	$(72,938)	$(56,416)	$(19,059)

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling Interest	Number of Shares	Par Value	Excess of Par Value	Accumulated Loss	Accumulated Distributions	Comprehensive Loss	Stockholder’s Equity	controlling Interest	Total Equity
Balance at December 31, 2012	$—	18,446	$184	$156,200	$(12,480)	$(3,253)	$—	$140,651	―	$140,651
Subscriptions received for common stock through public offering and reinvestment plan	―	38,798	388	386,975	―	―	―	387,363	―	387,363
Stock distributions	―	1,063	11	(11)	―	―	―	―	―	―
Redemptions of common stock	―	(89)	(1)	(826)	―	―	―	(827)	―	(827)
Stock issuance and offering costs	―	―	―	(41,977)	―	―	―	(41,977)	―	(41,977)
Net loss	―	―	―	―	(18,100)	―	―	(18,100)	―	(18,100)
Other comprehensive loss	―	―	―	―	―	―	(959)	(959)	―	(959)
Cash distributions declared and paid or reinvested ($0.39996 per share)	―	―	―	―	―	(14,170)	―	(14,170)	―	(14,170)
Balance at December 31, 2013	$—	58,218	$582	$500,361	$(30,580)	$(17,423)	$(959)	$451,981	―	$451,981
Subscriptions received for common stock through public offering and reinvestment plan	―	56,006	560	571,764	―	―	―	572,324	―	572,324
Stock distributions	―	2,356	24	(24)	―	―	―	―	―	―
Redemptions of common stock	―	(324)	(3)	(2,993)	―	―	―	(2,996)	―	(2,996)
Stock issuance and offering costs	―	―	―	(59,782)	―	―	―	(59,782)	―	(59,782)
Net loss	―	―	―	―	(52,511)	―	―	(52,511)	―	(52,511)
Other comprehensive loss	―	―	―	―	―	―	(3,905)	(3,905)	―	(3,905)
Distribution to holder of promoted interest	―	―	―	(2,000)	―	―	―	(2,000)	―	(2,000)
Cash distributions declared and paid or reinvested ($0.4071 per share)	―	―	―	―	―	(31,919)	―	(31,919)	―	(31,919)
Contribution from noncontrolling interests	568	―	―	―	―	―	―	―	400	968
Balance at December 31, 2014	$568	116,256	$1,163	$1,007,326	$(83,091)	$(49,342)	$(4,864)	$871,192	$400	$872,160

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST (CONTINUED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling Interest	Number of Shares	Par Value	Excess of Par Value	Accumulated Loss	Accumulated Distributions	Comprehensive Loss	Stockholder’s Equity	controlling Interest	Total Equity
Balance at December 31, 2014	568	116,256	$1,163	$1,007,326	$(83,091)	$(49,342)	$(4,864)	$871,192	$400	$872,160
Subscriptions received for common stock through public offering and reinvestment plan	—	55,956	561	588,143	—	—	—	588,704	—	588,704
Stock distributions	—	3,196	32	(32)	—	—	—	—	—	—
Redemptions of common stock	—	(978)	(12)	(9,297)	—	—	—	(9,309)	—	(9,309)
Stock issuance and offering costs	—	—	—	(57,359)	—	—	—	(57,359)	—	(57,359)
Net loss	(17)	—	—	—	(68,055)	—	—	(68,055)	(21)	(68,093)
Other comprehensive loss	—	—	—	—	—	—	(4,883)	(4,883)	—	(4,883)
Distribution to holder of noncontrolling interest	—	—	—	—	—	—	—	—	(23)	(23)
Cash distributions declared and paid or reinvested ($0.4236 per share)	—	—	—	—	—	(63,201)	—	(63,201)	—	(63,201)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	1,106	1,106
Balance at December 31, 2015	$551	174,430	$1,744	$1,528,781	$(151,146)	$(112,543)	$(9,747)	$1,257,089	$1,462	$1,259,102

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating Activities:
Net loss	$(68,093)	$(52,511)	$(18,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	105,945	63,112	16,765
Amortization of loan costs	3,762	2,921	1,433
Accretion of note origination costs	―	60	80
Amortization of above and below market intangibles	915	345	68
Straight-line rent adjustments	(4,309)	(2,472)	(2,023)
Unrealized loss from mark-to-market adjustments on swaps	33	―	―
Deferred tax assets, net	―	―	31
Loss on extinguishment of debt	986	―	244
Contingent purchase price consideration adjustment	(589)	(630)	(1,824)
Equity in earnings of unconsolidated entities, net of distributions	1,486	2,931	1,620
Impairment provision	4,661	―	―
Loss on lease termination	863	―	―
Bad debt expense	1,170	―	―
Gain on sale of unconsolidated entity	―	―	(4,486)
Gain on purchase of controlling interest in unconsolidated entity	―	(2,798)	―
Changes in operating assets and liabilities:
Other assets	1,406	(1,791)	(740)
Deferred rent and lease incentives	(13,156)	(1,016)	―
Due from related parties	―	(155)	(25)
Accounts payable and accrued liabilities	6,423	7,235	5,450
Other liabilities	1,586	5,038	2,907
Due to related parties	428	(997)	1,646
Net cash flows provided by operating activities	$43,517	$19,272	$3,046
Investing activities:
Acquisition of properties	(866,340)	(869,458)	(655,924)
Development of properties	(73,552)	(47,150)	(23,246)
Issuance of note receivable to related party	―	(2,065)	(3,686)
Collection of note receivable from related party	―	5,591	―
Distribution from unconsolidated entities	―	2,206	222
Purchase of controlling interest in unconsolidated entity	―	(1,584)	―
Investment in unconsolidated entities	―	(220)	(12,912)
Proceeds from sale of unconsolidated entity	―	―	61,761
Changes in restricted cash	466	(7,914)	(2,229)
Capital expenditures	(8,029)	(4,021)	(347)
Payment of leasing costs	(2,806)	(543)	(12)
Deposits on real estate	(500)	(500)	(7,419)
Net cash used in investing activities	$(950,761)	$(925,658)	$(643,792)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Financing activities:
Subscriptions received for common stock through public offering	$551,876	$554,608	$379,772
Payment of stock issuance and offering costs	(58,983)	(58,880)	(41,821)
Distributions to stockholders, net of distribution reinvestments	(26,373)	(14,203)	(6,579)
Redemptions of common stock	(7,441)	(2,246)	(706)
Contribution from redeemable noncontrolling interest	―	568	―
Contribution from noncontrolling interest	71	400	―
Distributions to holder of noncontrolling interest	(23)	―	―
Distribution to holder of promoted interest	―	(2,000)	―
Draws under revolving credit facilities	775,000	367,223	98,500
Repayments on revolving credit facilities	(321,403)	(259,320)	―
Proceeds from mortgage and other notes payable	95,570	402,438	362,392
Principal payments on mortgage and other notes payable	(115,818)	(27,012)	(117,436)
Lender deposits	―	(150)	(1,110)
Purchase of interest rate cap	(2,251)	―	―
Payment of loan costs	(5,414)	(7,894)	(6,319)
Net cash flows provided by financing activities	884,811	953,532	666,693
Net increase (decrease) in cash	(22,433)	47,146	25,947
Cash at beginning of period	91,355	44,209	18,262
Cash at end of period	$68,922	$91,355	$44,209
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of approximately $2.0 million, $0.9 million and $0.5 million, respectively	$37,621	$26,724	$8,720
Cash paid for income taxes	$702	$545	$569
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$32	$1,656	$752
Loan costs	$136	$310	$241
Accrued development costs	$11,251	$7,951	$7,047
Redemptions payable	$2,739	$872	$121
Noncontrolling interests non-cash contributions	$1,035	$—	$—
Contingent purchase price consideration	$7,500	$268	$507
Loan cost amortization capitalized on development properties	$382	$73	$97
Assumption of liabilities on acquired property	$6,905	$1,000	$—
Assumption of mortgage note payable on acquired property	$7,128	$27,657	$—

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

1.	Organization

CNL Healthcare Properties, Inc. (“Company”) is a Maryland corporation incorporated on June 8, 2010 that elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2012.  The Company is externally advised by CNL Healthcare Corp. and its property manager is CNL Healthcare Manager Corp., each of which is a Florida corporation and a wholly owned subsidiary of CNL Financial Group, LLC, the Company’s sponsor.  The Sponsor is an affiliate of CNL Financial Group, Inc. and CNL Securities Corp., the managing dealer of the Offerings and a wholly owned subsidiary of CNL. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the Operating Partnership and the Advisor.  Substantially all of the Company’s acquisition, operating, administrative and certain property management services have been and continue to be provided by affiliates of the Advisor and the Property Manager.  In addition, third-party sub-property managers have been engaged to provide certain property management services.

The Company had no operations prior to the commencement of its Initial Offering on June 27, 2011.  The net proceeds from the Company’s Offerings were contributed to the Operating Partnership in exchange for partnership interests.  Substantially all of the Company’s assets are held by, and all operations are conducted, either directly or indirectly, through: (1) an operating partnership, CHP Partners, LP, in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly-owned TRS, CHP TRS Holding, Inc.; (3) property owner subsidiaries and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.  The Company closed its Follow-On Offering on September 30, 2015 and discontinued its stock distributions concurrently.

With the completion of the Offerings, the Company’s focus is on actively managing a diversified portfolio of healthcare real estate or real estate-related assets within the seniors housing, medical office, post-acute care and acute care asset classes.  The types of seniors housing that the Company has acquired include independent and assisted living facilities, continuing care retirement communities, and Alzheimer’s / memory care facilities.  The types of medical offices that the Company has acquired include MOBs, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services.  The types of post-acute care facilities that the Company has acquired include skilled nursing facilities and inpatient rehabilitative hospitals.  The types of acute care facilities that the Company has acquired include general acute care hospitals and specialty surgical hospitals.  The Company views, manages and evaluates its portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

The Company has primarily leased its seniors housing properties to wholly owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under RIDEA structures; however, the Company has also leased its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties have been leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, most of the Company’s investments have been wholly owned, although, it has invested through partnerships with other entities where it is believed to be appropriate and beneficial.  The Company has and continues to invest in new property developments or properties that have not reached full stabilization.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

2.	Summary of Significant Accounting Policies (continued)

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

The purchase price is allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease(s).  Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, including estimates of lost rental income during the expected lease-up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses.  Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual rents to be paid pursuant to the lease and management’s estimate of the fair market lease rates for each in-place lease and may include assumptions for lease renewals of below-market leases.

The Company also enters into contingent purchase price consideration arrangements in connection with acquisitions, which result in either an asset or liability being recognized as part of the purchase price allocation.  In calculating the estimated fair value of contingent purchase price consideration arrangements, the Company considers information obtained during the due diligence and budget process as well as discount rates to determine the fair value.  The Company evaluates the fair value of the arrangements at each reporting period and records any adjustments to the fair value as a component of operating income (expense) in the consolidated statement of operations.  Refer to Note 9. “Contingent Purchase Price Consideration” for additional information on fair value measurements of contingent purchase price consideration arrangements.

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

Amortization of intangible assets is computed using the straight-line method of accounting over the shorter of the respective lease term or estimated useful life. If a lease is terminated or modified prior to its scheduled expiration, the Company recognizes a loss on lease termination related to the unamortized lease related costs not deemed to be recoverable.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

2.	Summary of Significant Accounting Policies (continued)

Impairment of Real Estate Assets — Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired.  To assess if an asset group is potentially impaired, management compares the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the asset group over its remaining useful life to the net carrying value of the asset group.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset group to the estimated fair value of the asset group.

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

Capitalized Interest — Interest and loan cost amortization attributable to funds used to finance real estate under development is capitalized as additional costs of development. The Company capitalizes interest at the weighted average interest rate of the Company’s outstanding indebtedness and based on its weighted average expenditures for the period. Capitalization of interest on a specific project ceases when the project is substantially complete and ready for occupancy.  During the years ended December 31, 2015, 2014 and 2013, the Company incurred interest expense and loan cost amortization of approximately $45.3 million, $31.5 million and $11.5 million, respectively, of which approximately $2.3 million, $1.0 million and $0.7 million, respectively, was capitalized according to this policy.

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less during the year.  As of December 31, 2015, certain of the Company’s cash deposits exceeded federally insured amounts.  However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal.  The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash — Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties or represent certain tenant security deposits.

Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest method.  As of December 31, 2015 and 2014, the accumulated amortization of loan costs was approximately $7.8 million and $4.3 million, respectively.

Leasing Costs — The Company defers costs that it incurs to obtain new tenant leases or extend existing tenant leases and classifies these costs as other assets, net of accumulated amortization. The Company amortizes these costs using the straight-line method of accounting over the shorter of the respective lease term or estimated useful life.  If a lease is terminated or modified prior to its scheduled expiration, the Company recognizes a loss on lease termination related to the unamortized deferred lease costs not deemed to be recoverable.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

2.	Summary of Significant Accounting Policies (continued)

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

Resident fees and services consist of monthly services, which include rent, assistance and other related services.  Agreements with residents are generally for an initial term of three months and are cancelable by the residents with 30-days notice.

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

Reclassifications — Certain amounts in the prior year’s consolidated balance sheet have been reclassified to conform to the current year’s presentation with no effect on the other previously reported consolidated financial statements.

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

YEAR ENDED DECEMBER 31, 2015

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

Net Loss per Share — Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding for the full periods presented.  Therefore, the weighted average number of shares outstanding for the years ended December 31, 2015, 2014 and 2013 have been revised to include stock distributions declared and issued as if they were outstanding as of the beginning of each period presented.

Shares Based Payments to Non-Employees — In connection with the Expense Support Agreements described in Note 11. “Related Party Arrangements,” the Company may issue Restricted Stock to the Advisor or the Property Manager on a quarterly basis in exchange for providing expense support in the event that cash distributions declared exceed modified funds from operations as defined by the Expense Support Agreements. Refer to Note 18. “Subsequent Events” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

2.	Summary of Significant Accounting Policies (continued)

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

Segment Information — Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has determined that it operates in one operating segment, real estate ownership.  The Company’s chief operating decision maker evaluates the Company’s operations from a number of different operational perspectives including, but not limited to, a property-by-property basis and by tenant or operator.  The Company derives all significant revenues from a single reportable operating segment of business, healthcare real estate, regardless of the type (seniors housing, medical office, etc.) or ownership structure (leased or managed).  Accordingly, the Company does not report segment information; nevertheless, management periodically evaluates whether the Company continues to have one single reportable segment of business.

Redeemable Noncontrolling Interest — The Company classifies redeemable equity securities in accordance with Accounting Standard Update (“ASU”) No. 2009-04, “Liabilities (Topic 480): Accounting for Redeemable Equity Instruments,” which requires that equity securities redeemable at the option of the holder be classified outside of permanent stockholders’ equity.  The Company classifies redeemable equity securities as redeemable noncontrolling interest within the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity and redeemable noncontrolling interest.  The Company evaluates the probability that these equity securities will become redeemable at each reporting period and, if determined probable, the Company measures the redemption value and records an adjustment to the carrying value of the equity securities as a component of redeemable noncontrolling interest.  As of December 31, 2015, the amount payable, if any, relating to these equity securities is not probable and is dependent on the future results of operations from real estate currently under development.

Promoted Interest — The Company accounts for promoted interests with third-party developers in a manner similar to redeemable noncontrolling interests discussed above.  The Company records the initial carrying value of the promoted interest at its issuance date fair value.  Subsequently, as the completed developments stabilize and it becomes probable that the promoted interest thresholds will be met, the Company records a liability equal to the estimated redemption value at the end of each reporting period based on the conditions that exist as of the balance sheet date.   In connection with the measurement of this liability, the Company records, as a reduction to capital in excess of par value, an amount equal to the difference between the promoted interests’ carrying value and the consideration paid or payable.  As of December 31, 2015, the amounts payable, if any, relating to these promoted interests is not probable and is dependent on the future results of operations from either completed developments stabilizing or current real estate under development.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

2.	Summary of Significant Accounting Policies (continued)

Acquisition Fees and Expenses — Acquisition fees, including investment services fees and expenses associated with transactions deemed to be business combinations (including investment transactions that are no longer under consideration), are expensed as incurred.  Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized.  The following table summarizes the Company’s acquisition fees and expenses for the years ended December 31, 2015, 2014 and 2013 (in millions):

	December 31,
Distribution Type	2015	2014	2013
Capitalized as real estate under development	$4.2	$3.4	$0.1
Capitalized as investment in unconsolidated entities	―	―	0.5
Capitalized as origination costs to the note receivable	―	―	0.1
Acquisition costs expensed	21.5	23.9	18.8
Total acquisition costs incurred	$25.7	$27.3	$19.5

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

Prior to the Company’s REIT election, it was subject to corporate federal and state income taxes.  Prior to and including the year ended December 31, 2011, the Company did not have earnings.  The tax years from 2011 to 2015 remain subject to examination by taxing authorities throughout the U.S.  The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

2.	Summary of Significant Accounting Policies (continued)

Adopted Accounting Pronouncements — In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  The ASU changes the criteria for reporting discontinued operations where only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, such as a major line of business or geographical area, should be presented as a discontinued operation. The ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted.   Effective January 1, 2015, the Company adopted this ASU and determined that the amendments will impact the Company’s determinations of which future property disposals qualify as discontinued operations and will require additional disclosure about discontinued operations for future property disposals.

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted.  ASU 2014-09 can be adopted using one of two retrospective transition methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption.  The Company has not yet selected a transition method and is currently evaluating the impact of ASU 2014-09; however, its adoption could potentially have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted.  The amendments may be applied using either a modified retrospective or full retrospective approach.  The Company adopted ASU 2015-02 on January 1, 2016; the adoption of which did not have a material impact to its consolidated financial position, results of operations or cash flows.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

2.	Summary of Significant Accounting Policies (continued)

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires an acquirer to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted.  The Company adopted ASU 2015-16 on January 1, 2016; the adoption of which did not have a material impact to its consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted.  The ASU is to be applied using a modified retrospective approach.  The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position, results of operations and cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

3.	Acquisitions

Real Estate Investment Properties — During the year ended December 31, 2015, the Company acquired the following 39 properties, which were comprised of 15 seniors housing communities, 22 MOBs, one post-acute care hospital, and one acute care hospital as follows:

Name and Location	Structure	Date Acquired	Purchase Price (in thousands)
Acute care
Triangle Orthopaedic
North Carolina Specialty Hospital	Modified Lease	6/29/2015	$31,830
Durham, NC
Medical Office
Novi Orthopaedic Center	Modified Lease	2/13/2015	30,500	(1)
Novi, MI
Southeast Medical Office Properties
UT Cancer Institute Building	Modified Lease	2/20/2015	33,660
Knoxville, TN
Bend Memorial Clinic MOB	Modified Lease	5/11/2015	36,000	(1)
Bend, OR
Stoneterra Medical Plaza	Modified Lease	5/29/2015	15,050	(1)
San Antonio, TX
Triangle Orthopaedic
Triangle Orthopaedic Durham	Modified Lease	6/29/2015	21,275
Durham, NC
Triangle Orthopaedic Oxford	Modified Lease	6/29/2015	4,728
Oxford, NC
Triangle Orthopaedic Chapel Hill	Modified Lease	6/29/2015	3,258
Chapel Hill, NC
Triangle Orthopaedic Roxboro	Modified Lease	6/29/2015	2,067
Roxboro, NC
Doctor's Park
Doctor's Park Building B	Modified Lease	6/30/2015	5,000	(1)
Chula Vista, CA ("San Diego")
Doctor's Park Building C	Modified Lease	6/30/2015	10,000	(1)
Chula Vista, CA ("San Diego")
540 New Waverly Place	Modified Lease	7/20/2015	15,000	(1)
Cary, NC ("Raleigh")
MedHelp	Modified Lease	7/31/2015	15,000	(1)
Birmingham, AL
Maryland MOBs
Patriot Professional Center	Modified Lease	7/31/2015	16,950	(1)
Frederick, MD ("Baltimore")
Liberty Professional Center	Modified Lease	7/31/2015	7,300	(1)
Frederick, MD ("Baltimore")
Columbia MOBs
Broadway Medical Plaza 1	Modified Lease	8/21/2015	10,700	(1)
Columbia, MO
Broadway Medical Plaza 2	Modified Lease	8/21/2015	13,100	(1)
Columbia, MO
Broadway Medical Plaza 4	Modified Lease	8/21/2015	14,200	(1)
Columbia, MO
Center One	Modified Lease	11/30/2015	34,362	(1)
Jacksonville, FL
Red Bank MOB	Modified Lease	12/14/2015	10,610	(1)
Cincinnati, OH

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

3.	Acquisitions (continued)

Name and Location	Structure	Date Acquired	Purchase Price (in thousands)
Henderson NV MOBs
Siena Pavilion IV	Modified Lease	12/18/2015	6,990
Henderson, NV ("Las Vegas")
Siena Pavilion V	Modified Lease	12/18/2015	27,859
Henderson, NV ("Las Vegas")
Siena Pavilion VI	Modified Lease	12/18/2015	19,474
Henderson, NV ("Las Vegas")
Post-Acute Care
Cobalt Rehabilitation Hospital Surprise	Triple-net Lease	12/30/2015	23,660	(1)
Surprise, AZ ("Phoenix")
Seniors Housing
Fieldstone Memory Care	Managed	3/31/2015	12,400	(1)
Yakima, WA
Primrose III Communities
Primrose Retirement Community of Anderson	Triple-net Lease	5/29/2015	21,086
Anderson, IN ("Muncie")
Primrose Retirement Community of Lancaster	Triple-net Lease	5/29/2015	25,657
Lancaster, OH ("Columbus")
Primrose Retirement Community of Wausau	Triple-net Lease	5/29/2015	20,307
Wausau, WI ("Green Bay")
Superior Residences of Panama City	Managed	7/15/2015	20,000	(1)
Panama City Beach, FL
Southeast Seniors Housing Communities
Parc at Duluth	Triple-net Lease	7/31/2015	52,800
Duluth, GA ("Atlanta")
Parc at Piedmont	Triple-net Lease	7/31/2015	50,800
Marietta, GA ("Atlanta")
The Pavilion at Great Hills	Managed	7/31/2015	35,000
Austin, TX
The Hampton at Meadows Place	Managed	7/31/2015	28,400
Meadows Place, TX ("Houston")
The Beacon at Gulf Breeze	Managed	7/31/2015	28,000
Gulf Breeze, FL ("Pensacola")
Palmilla Senior Living	Managed	9/30/2015	47,600
Albuquerque, NM
Cedar Lake Assisted Living and Memory Care	Managed	9/30/2015	30,000
Lake Zurich, IL ("Chicago")
The Shores of Lake Phalen	Managed	11/10/2015	29,250	(1)
Maplewood, MN ("St. Paul")
Park Place Senior Living at WingHaven	Managed	12/17/2015	54,000
O'Fallon, MO ("St. Louis")
Hearthside Senior Living of Collierville	Managed	12/29/2015	17,000	(1)
Collierville, TN ("Memphis")
			$880,873

FOOTNOTE:

(1)	This represents a single property or portfolio acquisition that is not considered material to the Company and as such no pro forma financial information has been included related to this property.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

3.	Acquisitions (continued)

During the year ended December 31, 2014, the Company acquired the following 35 properties, which were comprised of 15 MOBs, 14 seniors housing communities, three post-acute care facilities, and three acute care hospital as follows:

Name and Location	Structure	Date Acquired	Purchase Price (in thousands)
Acute Care
Memorial Hermann Orthopedic & Spine Hospital ("MHOSH")	Triple-net Lease	6/2/2014	$49,000
Bellaire, TX ("Houston")
Medical Portfolio II Properties
Hurst Specialty Hospital	Modified Lease	8/15/2014	29,465
Hurst, TX ("Dallas/Fort Worth")
Beaumont Specialty Hospital	Modified Lease	8/15/2014	33,600
Beaumont, TX ("Houston")
Medical Office
Chula Vista Medical Arts Center - Plaza I	Modified Lease	1/21/2014	17,863	(1)
Chula Vista, CA ("San Diego")
MHOSH MOB	Modified Lease	6/2/2014	27,000
Bellaire, TX ("Houston")
Lee Hughes MOB	Modified Lease	9/29/2014	29,870	(1)
Glendale, CA ("Los Angeles")
Northwest Medical Park Building	Modified Lease	10/31/2014	10,804	(1)
Margate, FL ("Fort Lauderdale")
Newburyport Medical Center	Modified Lease	10/31/2014	18,000	(1)
Newburyport, MA ("Boston")
ProMed Building I	Modified Lease	12/19/2014	11,000	(1)
Yuma, AZ
Southeast Medical Office Properties
Midtown Medical Plaza	Modified Lease	12/22/2014	54,695
Charlotte, NC
Presbyterian Medical Tower	Modified Lease	12/22/2014	36,333
Charlotte, NC
Metroview Professional Building	Modified Lease	12/22/2014	17,262
Charlotte, NC
Physicians Plaza Huntersville	Modified Lease	12/22/2014	29,964
Huntersville, NC ("Charlotte")
Matthews Medical Office Building	Modified Lease	12/22/2014	21,227
Matthews, NC ("Charlotte")
Outpatient Care Center	Modified Lease	12/22/2014	15,450
Clyde, NC ("Asheville")
330 Physicians Center	Modified Lease	12/22/2014	30,099
Rome, GA
Spivey Station Physicians Center	Modified Lease	12/22/2014	14,379
Atlanta, GA
Spivey Station ASC Building	Modified Lease	12/22/2014	18,591
Atlanta, GA

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

3.	Acquisitions (continued)

Name and Location	Structure	Date Acquired	Purchase Price (in thousands)
Post-Acute Care
Medical Portfolio II Properties
Oklahoma City Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	$25,504
Oklahoma City, OK
Las Vegas Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	22,292
Las Vegas, NV
South Bend Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	20,240
Mishawaka, IN ("South Bend")
Seniors Housing
Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Managed	2/3/2014	21,930
Auburn, WA ("Seattle")
Prestige Senior Living Bridgewood	Managed	2/3/2014	22,096
Vancouver, WA ("Portland")
Prestige Senior Living Monticello Park	Managed	2/3/2014	27,360
Longview, WA
Prestige Senior Living Rosemont	Managed	2/3/2014	16,877
Yelm, WA
Prestige Senior Living West Hills	Managed	3/3/2014	14,986
Corvallis, OR
South Bay II Communities
Isle at Cedar Ridge	Managed	2/28/2014	21,630
Cedar Park, TX ("Austin")
HarborChase of Plainfield	Managed	3/28/2014	26,500
Plainfield, IL
Legacy Ranch Alzheimer’s Special Care Center	Managed	3/28/2014	11,960
Midland, TX
The Springs Alzheimer’s Special Care Center	Managed	3/28/2014	10,920
San Angelo, TX
Isle at Watercrest – Bryan	Managed	4/21/2014	22,050
Bryan, TX
Watercrest at Bryan	Managed	4/21/2014	28,035
Bryan, TX
Isle at Watercrest – Mansfield	Managed	5/5/2014	31,300
Mansfield, TX ("Dallas/Fort Worth")
Watercrest at Mansfield	Managed	6/30/2014	49,000
Mansfield, TX ("Dallas/Fort Worth")
Fairfield Village of Layton	Managed	11/20/2014	68,000
Layton, UT ("Salt Lake City")
			$905,282

FOOTNOTE:

(1)	This represents a single property or portfolio acquisition that is not considered material to the Company and as such no pro forma financial information has been included related to this property.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

3.	Acquisitions (continued)

The following summarizes the purchase price allocation for the above properties, and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

	December 31,
	2015	2014
Land and land improvements	$91,419	$60,565
Buildings and building improvements	702,611	732,740
Furniture, fixtures and equipment	11,746	12,260
Intangibles (1)	86,601	110,325
Other liabilities	(5,175)	(12,037)
Liabilities assumed	(6,905)	(1,000)
Assumed mortgage note payable (2)	(6,976)	(27,657)
Net assets acquired	873,321	875,196
Contingent purchase price consideration	(6,481)	(12,395)
Total purchase price consideration	$866,840	$862,801

FOOTNOTES:

(1)

At the acquisition date, the weighted-average amortization period on the acquired lease intangibles for the years ended December 31, 2015 and 2014 were approximately 7.7 years for both periods, respectively.  The acquired lease intangibles during the year ended December 31, 2015 were comprised of approximately $81.8 million and $4.8 million of in-place lease intangibles and other lease intangibles, respectively, and the acquired lease intangibles during the year ended December 31, 2014 were comprised of approximately $97.3 million and $13.0 million of in-place lease intangibles and other lease intangibles, respectively.

(2)

During the year ended December 31, 2015, the Company assumed a discount on a below-market mortgage note payable assumed of approximately $0.2 million at the acquisition date.  During the year ended December 31, 2014, the Company assumed a premium on an above-market mortgage note payable of approximately $0.4 million at the acquisition date.

The revenues and net loss (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the Company’s material acquisitions were approximately $18.0 million and $8.8 million, respectively, for the year ended December 31, 2015; and approximately $55.0 million and $24.3 million, respectively, for the year ended December 31, 2014.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

3.	Acquisitions (continued)

The following table presents the unaudited pro forma results of operations for the Company as if each of the 2015 material acquisitions noted above were acquired as of January 1, 2014 and the unaudited pro forma results of operations for the Company as if each of the 2014 material acquisitions noted above were acquired as of January 1, 2013 (in thousands except per share data):

	Years ended December 31,
	2015 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Revenues	$346,071	$307,552	$242,415
Net loss (1)	$(66,613)	$(62,071)	$(59,527)
Loss per share of common stock (basic and diluted)	$(0.39)	$(0.42)	$(0.57)
Weighted average number of shares of common stock outstanding (basic and diluted) (2)	170,735	148,443	104,079

FOOTNOTES:

(1)

The unaudited pro forma results for the years ended December 31, 2015 and 2014 were adjusted to exclude approximately $11.3 million and $20.5 million, respectively, of acquisition related expenses directly attributable to the properties acquired during the years ended December 31, 2015 and 2014. The unaudited pro forma results for the years ended December 31, 2014 and 2013 were adjusted to include these charges as if the properties were acquired on January 1, 2014 and 2013, respectively.

(2)

As a result of the acquired properties being treated as operational since January 1, 2014 and 2013, the Company assumed approximately 31.6 million and 40.8 million additional shares were issued as of January 1, 2014 and 2013, respectively.  Consequently, the weighted average number of shares outstanding was adjusted to reflect this amount of shares being issued as of January 1, 2014 and 2013, instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the period presented.

Real Estate Under Development — In August 2015, the Company acquired a tract of land in Greenville, South Carolina for $2.3 million (“Waterstone”).  In connection with the acquisition, the Company entered into a development agreement with a third-party developer for the construction and development of an assisted living and memory care community with a maximum development budget of approximately $27.0 million, including the allocated purchase price of the land.  The Company determined that Waterstone is a VIE because it believes there is insufficient equity at risk due to the development nature of the property. The Company is the primary beneficiary while the developer or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight.  Under a promoted interest agreement with the developer, certain net operating income targets have been established which, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.

In September 2015, the Company acquired a tract of land in Grand Junction, Colorado for $1.1 million (“Welbrook Senior Living Grand Junction”).  In connection with the acquisition, the Company entered into a development agreement with a third-party developer for the construction and development of a transitional rehabilitation facility with a maximum development budget of approximately $13.1 million, including the allocated purchase price of the land.  The Company determined that Welbrook Senior Living Grand Junction is not a VIE because the Company’s equity investment is sufficient to finance the activities of the entity without a construction loan and the Company will receive substantially all expected residual returns.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

3.	Acquisitions (continued)

In October 2015, the Company entered into a joint venture agreement with a third-party and acquired a 75% membership interest a tract of land in Yakima, Washington for $1.0 million (“Fieldstone at Pear Orchard”).  The joint venture plans to construct and develop an independent and assisted living facility with a maximum development budget of approximately $15.3 million, including the allocated purchase price of the land.  The Company determined that Fieldstone at Pear Orchard is a VIE because it believes there is insufficient equity at risk due to the development nature of the joint venture. The Company is the primary beneficiary and managing member while the joint venture partner or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight. The Company’s joint venture partner acquired a 25% noncontrolling interest. Pursuant to the joint venture agreement, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest.

In November 2015, the Company acquired a tract of land in Grayson, Georgia for $1.8 million (“Dogwood Forest of Grayson”), which is approximately 35 miles from downtown Atlanta, Georgia.  In connection with the acquisition, the Company entered into a development agreement with a third-party developer for the construction and development of an assisted living and memory care facility with a maximum development budget of approximately $26.0 million, including the allocated purchase price of the land.

The Company determined that Dogwood Forest of Grayson is a VIE because it believes there is insufficient equity at risk due to the development nature of the property. The Company is the primary beneficiary while the developer or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight.  Under a promoted interest agreement with the developer, certain net operating income targets have been established which, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.

In February 2014, the Company acquired a tract of land in Tega Cay, South Carolina for $2.8 million (“Wellmore of Tega Cay”), which is a suburb of Charlotte, North Carolina.  In connection with the acquisition, the Company entered into a development agreement with a third-party developer for the construction and development of a continuing care retirement community with a maximum development budget of approximately $35.6 million, including the allocated purchase price of the land.  The Company determined that Wellmore of Tega Cay is a VIE because it believes there is insufficient equity at risk due to the development nature of the property.  The Company is the primary beneficiary while the developer or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight.  Under a promoted interest agreement with the developer, certain net operating income targets have been established which, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.

In June 2014, the Company entered into a joint venture agreement with a third-party and acquired a 95% membership interest in a tract of land in Katy, Texas for $4.0 million (“Watercrest at Katy”), which is a suburb of Houston, Texas. The joint venture plans to construct and develop an independent living community with a maximum development budget of approximately $38.2 million, including the allocated purchase price of the land.  The Company determined that Watercrest at Katy is a VIE because it believes there is insufficient equity at risk due to the development nature of the joint venture.  The Company is the primary beneficiary and managing member while the joint venture partner or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight.  The Company’s joint venture partner acquired a 5% noncontrolling interest that includes a put option of its membership to the Company upon the occurrence of certain events that are not solely within the control of the Company and at a price that is determinable upon exercising the option; refer to Note 13. “Equity – Redeemable Noncontrolling Interest” for additional information.  Pursuant to the joint venture agreement, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest until the members of the joint venture receive a specified minimum return on their invested capital, and thereafter, the joint venture partner will receive a disproportionately higher share of any remaining proceeds at varying levels based on the Company having received certain minimum threshold returns.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

3.	Acquisitions (continued)

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

The fair value of the Company’s equity interest in the Montecito Joint Venture immediately before the acquisition date was approximately $5.7 million. The Company recorded a gain of approximately $2.8 million based on the acquisition date fair value of its equity interest in the Montecito Joint Venture.  The following summarizes the gain that resulted from the change of control in the equity method investment for the year ended December 31, 2015 (in thousands):

Fair value of net assets acquired	$10,129
Less: Previous investment in Montecito Joint Venture	(5,747)
Less: Cash paid to acquire co-venture partner's interest	(1,584)
Gain on purchase of controlling interest of investment in unconsolidated entity	$2,798

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2015 and December 31, 2014 are as follows (in thousands):

	December 31,
	2015	2014
Land and land improvements	$229,046	$128,662
Building and building improvements	2,297,336	1,545,614
Furniture, fixtures and equipment	60,601	36,319
Less: accumulated depreciation	(116,807)	(53,095)
Real estate investment properties, net	2,470,176	1,657,500
Real estate under development, including land	62,521	47,153
Total real estate assets, net	$2,532,697	$1,704,653

Depreciation expense on the Company’s real estate investment properties, net was approximately $63.6 million, $39.1 million and $12.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In June 2015, the Company completed the construction and development of a seniors housing community in Tega Cay, South Carolina (“Wellmore of Tega Cay”), which is a suburb of Charlotte, North Carolina.  Wellmore of Tega Cay opened to residents beginning in July 2015 and was considered placed into service as of June 30, 2015.

In November 2015, the Company completed the construction and development of a seniors housing community in Shorewood, Wisconsin (“Harborchase of Shorewood”), which is north of Milwaukee. Harborchase of Shorewood opened to residents beginning in December 2015 and was considered placed into service as of November 30, 2015.

During the quarter ended December 31, 2015, the Company completed the construction of the independent living villas on the Raider Ranch community in Lubbock, Texas.  Certain villas opened to residents beginning in September 2015 and each villa was placed into service throughout the quarter upon completion.  The Company continues the construction and development of an independent living apartment building at this community.

In June 2014, the Company completed the construction and development of a seniors housing community in Acworth, Georgia (“Dogwood Forest of Acworth”).  Dogwood Forest of Acworth opened to residents in July 2014 and was considered placed into service as of June 30, 2014.

As such, the asset values related to Wellmore of Tega Cay, Harborchase of Shorewood, portions of the Raider Ranch development and Dogwood Forest of Acworth are included in real estate investment properties, net in the accompanying consolidated balance sheet as of December 31, 2015.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

4.	Real Estate Assets, net (continued)

As of December 31, 2015, eight of the Company’s seniors housing communities and one post-acute care facility have real estate under development or expansion projects with third-party developers as follows (in thousands):

Property Name (and Location)	Developer	Real Estate Development Costs Incurred (1)	(Unaudited) Remaining Development Budget (2)
Development Properties
Raider Ranch
(Lubbock, TX)	South Bay Partners, Ltd	$9,942	$2,274
Watercrest at Katy
(Katy, TX) (3)	South Bay Partners, Ltd	26,565	16,245
Welbrook Senior Living
Grand Junction
(Grand Junction, CO)	Embree Asset Group, Inc.	3,198	10,636
Waterstone
(Greenville, SC)	T&D Greenville, LLC	7,185	21,287
Wellmore of Lexington
(Lexington, SC)	Maxwell Group, Inc.	8,723	46,282
Dogwood Forest of Grayson
(Grayson, GA)	Solomon Development Services, LLC	3,973	23,024
Fieldstone at Pear Orchard
(Yakima, WA) (4)	Cascadia Development, LLC	2,606	13,067
Expansion Projects
Tranquillity at Fredericktowne
(Frederick, MD)	Capital Health Partners	235	5,649
Brookridge Heights Assisted Living & Memory Care
(Marquette, MI)	Capital Health Partners	94	4,725
		$62,521	$143,189

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the seniors housing community or post-acute care facility as of December 31, 2015.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

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

YEAR ENDED DECEMBER 31, 2015

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of December 31, 2015 and December 31, 2014 are as follows (in thousands):

	December 31,
	2015	2014
In-place lease intangibles	$220,917	$148,880
Above-market lease intangibles	13,960	11,320
Below-market ground lease intangibles	12,470	10,314
Less: accumulated amortization	(74,895)	(30,250)
Intangible assets, net	$172,452	$140,264
Below-market lease intangibles	$(12,095)	$(13,243)
Above-market ground lease intangibles	(3,488)	(2,273)
Less: accumulated amortization	2,581	1,014
Intangible liabilities, net (1)	$(13,002)	$(14,502)

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $44.6 million for the year ended December 31, 2015, of which approximately $2.0 million was treated as a reduction of rental income from operating leases, approximately $0.3 million was treated as an increase of property operating expenses and approximately $42.3 million was included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $25.1 million for the year ended December 31, 2014, of which approximately $1.0 million was treated as a reduction of rental income from operating leases, approximately $0.1 million was treated as an increase of property operating expenses and $24.0 million was included in depreciation and amortization. Amortization expense on the Company’s intangible assets was approximately $5.0 million for the year ended December 31, 2013, of which approximately $0.2 million was treated as a reduction of rental income from operating leases, approximately $0.1 million was treated as an increase of property operating expenses and approximately $4.7 million was included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $1.6 million for the year ended December 31, 2015, of which approximately $1.5 million was treated as an increase of rental income from operating leases and approximately $0.08 million was treated as a reduction of property operating expenses.  For the year ended December 31, 2014, amortization on the Company’s intangible liabilities was approximately $0.8 million, which was treated as an increase of rental income from operating leases and approximately eight thousand dollars was treated as a reduction of property operating expenses. Amortization expense on the Company’s intangible liabilities was approximately $0.2 million for the year ended December 31, 2013, of which approximately $0.2 million was treated as an increase of rental income from operating leases and approximately three thousand dollars was treated as a reduction of property operating expenses.

During the year ended December 31, 2015, as a result of tenant default at two of the Company’s specialty hospitals, the Company recorded an impairment provision of approximately $4.7 million related to the lease intangibles as it was determined that the carrying value of these assets would more than likely not be recoverable.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

5.	Intangibles, net (continued)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter, in the aggregate, as of December 31, 2015 is as follows (in thousands):

	In-place Lease Intangibles	Above- market Leases	Below- market Ground Leases	Total Assets	Below- market Leases	Above- market Ground Leases	Total Liabilities
2016	$42,932	1,899	320	$45,151	$1,577	89	$1,666
2017	29,041	1,703	320	31,064	1,414	89	1,503
2018	17,414	1,517	320	19,251	1,257	89	1,346
2019	12,128	1,215	320	13,663	1,094	89	1,183
2020	10,124	1,005	320	11,449	866	89	955
Thereafter	38,070	3,402	10,402	51,874	3,395	2,954	6,349
	$149,709	10,741	12,002	$172,452	$9,603	3,399	$13,002

Weighted average remaining useful life as of December 31, 2015 (in years):

In-place Lease Intangibles	Above-market Leases	Below-market Ground Leases	Below-market Leases	Above-market Ground Leases
4.7	5.9	37.6	5.5	38.1

6	Operating Leases

As of December 31, 2015, the Company owned 84 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases; of which, 39 are single-tenant properties that are 100% leased under operating leases and the remaining 45 are multi-tenant properties that are leased under operating leases. The Company’s leases had a weighted average remaining lease term of 7.4 years based on annualized base rents expiring between 2016 and 2038, subject to the tenants’ options to extend the lease periods ranging from two to ten years.  In addition, certain tenants hold options to extend their leases for multiple periods.

Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses.  Each tenant is expected to pay real estate taxes directly to taxing authorities.  However, if the tenant does not pay, the Company will be liable.  The total annualized property tax assessed on these properties is approximately $2.9 million.

Under the terms of the multi-tenant lease agreements that have third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance. These amounts are billed monthly and recorded as tenant reimbursement income in the accompanying consolidated statements of operations.

The following are future minimum lease payments to be received under non-cancellable operating leases for the next five years and thereafter, as of December 31, 2015 (in thousands):

2016	$112,660
2017	106,582
2018	99,076
2019	90,885
2020	84,552
Thereafter	437,055
$930,810

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

6	Operating Leases (continued)

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above- and below-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.  In addition, future minimum lease payments related to one of the two specialty hospitals discussed in Note 5. “Intangibles, net” have been excluded since the tenant had vacated the building as of December 31, 2015.  Refer to Note 18. “Subsequent Events” for additional information.

7.	Variable Interest Entities

Consolidated VIEs — As of December 31, 2015, the Company has 17 wholly-owned subsidiaries, which are VIEs due to the following factors and circumstances:

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

(3)

Eight of these subsidiaries are entities with real estate under development or completed developments in which there is either insufficient equity at risk due to the development nature of each entity or the third-party developers have an opportunity to earn promoted interest payments after certain net operating income targets and internal rate of return targets have been met.

(4)

Two of these subsidiaries are joint ventures with real estate under development in which there is insufficient equity at risk due to the development nature of each joint venture.  In addition, one of the third-party developer has an opportunity to earn promoted interest payments after certain net operating income targets and internal rate of return targets have been met.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

7.	Variable Interest Entities (continued)

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of December 31, 2015 and December 31, 2014 are as follows (in thousands):

	December 31,
	2015	2014
Assets:
Real estate investment properties, net	$219,971	$174,449
Real estate under development, including land	$58,994	$47,153
Intangibles, net	$23,540	$25,519
Cash	$4,427	$6,280
Deferred rent and lease incentives	$6,942	$2,978
Other assets	$1,506	$511
Loan costs, net	$2,625	$2,300
Restricted cash	$1,461	$5,304
Liabilities:
Mortgages and other notes payable, net	$153,735	$137,754
Accounts payable and accrued liabilities	$981	$2,317
Accrued development costs	$10,669	$7,951
Other liabilities	$3,644	$4,949
Due to related parties	$136	$219

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $148.1 million as of December 31, 2015. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

8.	Ground and Air Rights Leases

Under the terms of its ground and air rights lease agreements, the Company is responsible for the monthly rental payments. These amounts are billed monthly and recorded as property operating expenses in the accompanying consolidated statements of operations.  In some cases, the Company is able to pass this expense through to its tenants as tenant reimbursement income. The Company incurred approximately $1.7 million, $0.5 million and $0.1 million in ground and air rights lease expense for the years ended December 31, 2015, 2014 and 2013, respectively, excluding straight-line rent adjustments and amortization of above- or below-market lease intangibles.

The following is a schedule of future minimum lease payments to be paid under the ground and air rights leases for each of the next five years and thereafter, in the aggregate, as of December 31, 2015 (in thousands):

2016	$1,957
2017	1,984
2018	2,016
2019	2,039
2020	2,061
Thereafter	113,559
$123,616

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

9.	Contingent Purchase Price Consideration

Capital Health Communities — In connection with the acquisition of the Capital Health Communities in 2012, the Company required that approximately $7.0 million of the purchase price be placed in an escrow account as the seller guaranteed the Company an annual return of at least $6.9 million, $7.0 million, and $7.1 million of net operating income on the acquired properties during 2013, 2014 and 2015, respectively (“Capital Health Yield Guaranty”).  As of December 31, 2015, the Company had received the maximum amount of $7.0 million available under the Capital Health Yield Guaranty.  The following table provides a roll-forward of the fair value of the contingent purchase price consideration for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$4,078	$4,488	$2,664
Contingent consideration in connection with acquisition	—	—	—
Change in fair value	321	2,191	1,824
Yield Guaranty payment received from seller	(4,399)	(2,601)	—
Ending balance	$—	$4,078	$4,488

Medical Portfolio I — During 2013, in conjunction with the acquisition of Medical Portfolio I, the Company entered into an earn-out agreement with the seller related to Cleveland Clinic, the tenant at Chestnut Commons, whereby the tenant maintains an exercisable right to expand the leased space by an additional 10,000 square feet within 24 months of the property acquisition closing (“Chestnut Commons Earn-Out”).  The Chestnut Commons Earn-Out fee was equal to (a) the base rent due for the first full year of the lease applicable to the expansion space divided by 8% minus (b) the costs incurred by the Company in connection with the exercise by Cleveland Clinic of its option for the expansion space, including tenant improvement costs, multiplied by 50%.  The Chestnut Commons Earn-Out expired in August 2015. The following table provides a roll-forward of the fair value of the contingent purchase price consideration for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$(268)	$(507)	$—
Contingent consideration in connection with acquisition	—	—	(507)
Change in fair value	268	239	—
Ending balance	$—	$(268)	$(507)

South Bay II Communities — In conjunction with the acquisition of the South Bay II Communities, the Company entered into an agreement with the sellers whereby the purchase price is adjusted in the event that certain net operating income targets are met.  The additional consideration was determined within three months of the acquisition date and is equal to (a) the baseline net operating income divided by the baseline capitalization rates (as defined in the purchase and sale agreement) less (b) the purchase price paid at closing.  The following table provides a roll-forward of the fair value of the estimated contingent purchase price consideration for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$—	$—	$—
Contingent consideration in connection with acquisition	—	(12,395)	—
Change in fair value	—	(1,800)	—
Contingent consideration payment	—	14,195	—
Ending balance	$—	$—	$—

Superior Residences of Panama City — In connection with the purchase of Superior Residences of Panama City, the Company entered into an earn-out agreement with the seller whereby up to $4 million in additional consideration is owed in the event that certain performance targets are met (“Panama City Earn-Out”) during the immediate 36 months post-closing.  At the acquisition date and as of December 31, 2015, the Company determined the fair value of the Panama City Earn-Out to be $3.0 million.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

9.	Contingent Purchase Price Consideration (Continued)

The Shores of Lake Phalen — In connection with the purchase of Shores of Lake Phalen, the Company entered into an earn-out agreement with the seller whereby up to $0.8 million in additional consideration is owed in the event that certain net operating income targets are met (“Shores of Lake Phalen Earn-Out”) during the immediate 12 months post-closing.  At the acquisition date and as of December 31, 2015, the Company determined the fair value of the Shores of Lake Phalen Earn-Out to be $0.8 million.

Siena Pavilion VI — In conjunction with the acquisition of Siena Pavilion VI, the Company entered into an earn-out agreement with the seller whereby up to $3.3 million in additional consideration and $0.5 million of additional tenant improvements are owed in the event that the seller is able to lease-up additional space at the property during the immediate 6 months post-closing (“Siena Pavilion VI Earn-Out”).  At the acquisition date and as of December 31, 2015, the Company determined the fair value of the Siena Pavilion VI Earn-Out to be $3.8 million.

Center One — In connection with the purchase of Center One, the Company required that approximately $2.8 million of the purchase price be placed in an escrow account as the seller provided a rent guarantee to the Company in connection with two seller leased spaces at the property for a term equal to the earlier of five years or at such time as a suitable replacement tenant can be found (“Center One Rent Guarantee”).  At the acquisition date and as of December 31, 2015, the Company determined the fair value of the Center One Rent Guarantee to be $1.0 million.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

10.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31,
	2015	2014
Mortgages payable and other notes payable:
Fixed rate debt	$391,639	$370,854
Variable rate debt (1)	449,017	482,922
Mortgages and other notes payable (2)	840,656	853,776
Premium (discount), net (3)	(221)	(215)
Total mortgages and other notes payable, net	840,435	853,561
Credit facilities:
First Term Loan Facility (1)	175,000	175,000
Revolving Credit Facility (4)	225,000	31,403
Second Term Loan Facility (5)	260,000	―
Total borrowings	$1,500,435	$1,059,964

FOOTNOTES:

(1)

As of December 31, 2015 and December 31, 2014, the Company had entered into interest rate swaps with notional amounts of approximately $480.7 million and $182.1 million, respectively, which were settling on a monthly basis. In addition, as of December 31, 2015 and December 31, 2014, the Company had entered into forward-starting interest rate swaps for total notional amounts of approximately $48.4 million and $269.4 million, respectively, in order to hedge the Company’s exposure to this variable rate debt in future periods.  Refer to Note 12. “Derivative Financial Instruments” for additional information.

(2)	As of December 31, 2015, the Company’s mortgages and other notes payable are collateralized by 65 properties with total carrying value of approximately $1.4 billion.
(3)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(4)

As of December 31, 2015 and December 31, 2014, availability under the Revolving Credit Facility was approximately $20.0 million and $14.0 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

(5)

As of December 31, 2015, the Company had entered into an interest rate cap with a notional amount of approximately $260 million.  Refer to Note 12. “Derivative Financial Instruments” for additional information.

The following is a schedule of future principal payments and maturity for the Company’s total borrowings as of December 31, 2015 (in thousands):

2016	$36,758
2017	262,276
2018	287,172
2019	491,631
2020	333,318
Thereafter	89,280
$1,500,435

As a result of the tenant default discussed in Note 5. “Intangibles, net,” the lender on the mortgage loan secured by the two specialty hospitals elected to accelerate the required debt service payments related to these properties from a 25-year to a 15-year amortization period given that the tenant did not meet the required lease coverage thresholds.  In September 2015, the Company signed an amended and restated lease agreement with a new tenant at one of the specialty hospitals and the lender re-adjusted the required debt service payments for the property back to a 25-year amortization period. The above maturities of indebtedness have been updated to reflect the amortization adjustments made by the lender for this property.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

10.	Indebtedness (continued)

The fair market value and carrying value of the mortgage and other notes payable was approximately $844.6 million and $840.4 million, respectively, and both the fair market value and carrying value of the Credit Facilities was $660.0 million as of December 31, 2015.  The fair market value and carrying value of the mortgage and other notes payable was approximately $868.5 million and $853.6 million, respectively, and both the fair market value and carrying value of the Revolving Credit Facility was $206.4 million as of December 31, 2014.  These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of December 31, 2015 and December 31, 2014 because of the relatively short maturities of the obligations.

In December 2014, the Company amended and restated the terms of the credit agreement with KeyBank, as administrative agent, by entering into a $230 million Revolving Credit Facility and a $175 million Term Loan Facility.  Pursuant to the Amended Credit Agreement, the Company has the ability to increase the collective borrowings under the Credit Facilities to $700 million under the accordion features of the Revolving Credit Facility, as additional properties are added to the unencumbered pool of assets.  Moreover, the Revolving Credit Facility has an initial term of 36 months plus two 12-month extension options; whereas, the Term Loan Facility has an initial term of 50 months plus one 12-month extension option.  The Credit Facilities bear interest based on 30-day LIBOR and a spread that varies with the Company’s leverage ratio.  In addition, the Company is required to make interest only payments until the respective maturity dates of the Credit Facilities as well as to pay fees ranging from 0.15% to 0.25% for unused commitments on the Revolving Credit Facility.

In May and November 2015, the Company executed amendments to the credit agreement with KeyBank, as administrative agent, related to the Credit Facilities, which adjusts certain criteria and terms for the unencumbered pool of assets supporting the Company’s Revolving Credit Facility.  The amendments allowed the Company to include additional properties in the unencumbered pool of assets, which increased the availability under the Revolving Credit Facility.

In November 2015, the company entered into a $260 million Second Term Loan Facility.  The Second Term Loan Facility has an initial term of 60 months.  The Second Term Loan Facility bears interest based on the 30-day LIBOR and a spread that varies with the Company’s leverage ratio.  In addition, the Company is required to make interest only payments until the maturity date.

All of the Company’s mortgage and construction loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc.  As of December 31, 2015, the Company was in compliance with all financial covenants and ratios.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage and (viii) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum debt service coverage ratio, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

10.	Indebtedness (continued)

The following table provides additional details of the Company’s mortgages and other notes payable as of December 31, 2015 and 2014 (in thousands):

	Interest Rate at
	December 31,			December 31,
Property and Loan Type	2015 (1)	Payment Terms	Maturity Date (2)	2015	2014
Pacific Northwest Communities; Mortgage Loan (3)	4.30% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	12/5/18	$210,665	$215,904
Capital Health Communities; Mortgage Loan	4.25% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/20	37,889	43,684
Primrose II Communities; Mortgage Loan	3.81% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	6/1/20	22,473	22,913
Novi Orthopaedic Center; Mortgage Loan	3.61% per annum	Monthly interest only payments through June 2018; principal and interest payments thereafter based on a 25-year amortization schedule	6/15/20	19,825	—
ProMed Medical Building I; Mortgage Loan	3.64% per annum (4)	Monthly principal and interest payments based upon a 25-year amortization schedule	1/15/22	7,050	—
Primrose I Communities; Mortgage Loan (5)	4.11% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/1/22	52,048	53,060
Watercrest at Mansfield; Mortgage Loan (6)	4.68% per annum	Monthly principal and interest payments based on a total payment of $143,330	6/1/23	26,628	27,073
540 New Waverly Place; Mortgage Loan (7)	4.08% per annum	Monthly principal and interest payments based upon a 25-year amortization schedule	5/31/28	7,048	—
LaPorte Cancer Center; Mortgage Loan	4.25% per annum (through 2020)	Monthly principal and interest payments based on a 25-year amortization schedule	6/14/28	8,013	8,220
		Total fixed rate debt		391,639	370,854
Perennial Communities; Mortgage Loan	(8)	(8)	(8)	—	30,000
Medical Portfolio I Properties; Mortgage Loan	(9)	(9)	(9)	—	34,720
Lee Hughes Medical Building; Mortgage Loan	30-day LIBOR plus 1.85% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/5/16	18,632	19,162

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

10.	Indebtedness (continued)

	Interest Rate at
	December 31,			December 31,
Property and Loan Type	2015 (1)	Payment Terms	Maturity Date (2)	2015	2014
Harborchase of Villages Crossing; Construction Loan	(10)	(10)	(10)	—	16,589
Raider Ranch Development Construction Loan	30-day LIBOR plus 3.50% at 0.5% LIBOR floor	Monthly interest only payments through October 2017; principal and interest payments thereafter based on a 25-year amortization schedule	10/27/17	7,528	1
Northwest Medical Park; Mortgage Loan (11)	30-day LIBOR plus 2.30% per annum	Monthly principal and interest payments based upon a 30-year amortization schedule	10/31/17	7,008	7,129
Watercrest at Katy Construction Loan	30-day LIBOR plus 2.75% per annum	Monthly interest only payments through December 2017; principal payments thereafter based on a 30-year amortization schedule	12/27/17	10,632	—
Dogwood Forest of Acworth; Construction Loan	(12)	(12)	(12)	—	12,038
Claremont Medical Office; Mortgage Loan (13)	30-day LIBOR plus 2.60% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	1/15/18	12,683	12,958
Knoxville Medical Office Properties; Mortgage Loan (14)	30-day LIBOR plus 2.50% per annum	Monthly interest only payments for the first 18 months; principal and interest payments thereafter based on a 30-year amortization schedule	7/10/18	38,087	38,609
Calvert Medical Office Properties; Mortgage Loan (15)	30-day LIBOR plus 2.50% per annum	Monthly interest only payments for the first 18 months; principal and interest payments thereafter based on a 30-year amortization schedule	8/29/18	25,950	26,274
Wellmore of Tega Cay; Construction Loan	30-day LIBOR plus 5.4% at 0.5% LIBOR floor	Monthly interest only payments through February 2019; principal and interest payments thereafter based on a 25-year amortization schedule	2/5/19	23,695	8,007
Memorial Hermann Orthopedic & Spine Hospital Medical Office Building; Mortgage Loan (16)	90-day LIBOR plus 2.85% at 0.4% LIBOR floor	Monthly principal and interest payments based on a 20-year amortization schedule	6/2/19	48,832	49,624
Medical Portfolio II Properties; Mortgage Loan (17)	90-day LIBOR plus 2.35% at 0.25% LIBOR floor	Monthly principal and interest payments based on a 25-year amortization schedule	7/14/19	83,295	85,127
HarborChase of Shorewood; Construction Loan	30-day LIBOR plus 3% at 2% LIBOR floor	Monthly interest only payments through June 2017; principal and interest payments thereafter based on a 25-year amortization schedule	7/15/19	12,469	—
Wellmore of Lexington; Construction Loan	30-day LIBOR plus 2.5% per annum	Monthly interest only payments through September 2019; principal payments thereafter based on a 30-year amortization schedule	9/13/19	—	—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

10.	Indebtedness (continued)

	Interest Rate at
	December 31,			December 31,
Property and Loan Type	2015 (1)	Payment Terms	Maturity Date (2)	2015	2014
Southeast Medical Office Properties; Mortgage Loan (18)	30-day LIBOR plus 2.0% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	12/22/19	160,206	142,684
Waterstone; Construction Loan	30-day LIBOR plus 3.0% per annum	Monthly interest only payments through September 2018; principal payments thereafter based on a 30-year amortization schedule	9/1/20	—	—
Fieldstone at Pear Orchard; Construction Loan	30-day LIBOR plus 2.9% per annum	Monthly interest only payments through September 2018; principal payments thereafter based on a 25-year amortization schedule	10/15/20	—	—
Dogwood Forest of Grayson; Construction Loan	30-day LIBOR plus 3.0% per annum	Monthly interest only payments through December 2018; principal payments thereafter based on a 30-year amortization schedule	12/1/20	—	—
		Total variable rate debt		449,017	482,922
		Total debt		$840,656	$853,776

FOOTNOTES:

(1)	The 30-day and 90-day LIBOR was approximately 0.43% and 0.61%, respectively, as of December 31, 2015 and approximately 0.17% and 0.25%, respectively, as of December 31, 2014.
(2)	Represents the initial maturity date (or, as applicable, the maturity date as extended). The maturity date may be extended beyond the date shown subject to certain lender conditions.
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

(4)	Beginning January 2020, the interest rate transitions to variable rate based on 30-day LIBOR plus 2.20% per annum.
(5)

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

(6)	The balance for this loan excludes a remaining premium of $0.3 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date.
(7)	The balance for this loan excludes a remaining premium of $0.1 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date.
(8)

In March 2015, the Company repaid its $30.0 million outstanding mortgage loan on the Perennial Communities prior to its scheduled maturity.  In connection therewith, the Company wrote-off approximately $0.2 million in unamortized loan costs as interest expense and loan cost amortization in the accompanying consolidated statements of operations.  In addition, the corresponding interest rate swap was terminated and approximately $0.1 million related to the derecognition of the cash flow hedge was reclassified from other comprehensive loss to interest expense and loan cost amortization in the accompanying consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

10.	Indebtedness (continued)
(9)

In April 2015, the Company repaid its $34.5 million outstanding mortgage loan on the Medical Portfolio I Properties prior to its scheduled maturity.  In connection therewith, the Company wrote-off approximately $0.2 million in unamortized loan costs as interest expense and loan cost amortization in the accompanying consolidated statements of operations.  In addition, the corresponding interest rate swap was terminated and approximately $0.2 million related to the derecognition of the cash flow hedge was reclassified from other comprehensive loss to interest expense and loan cost amortization in the accompanying consolidated financial statements.

(10)

In December 2015, the Company repaid its $16.5 million outstanding construction loan on the HarborChase of Villages Crossing property prior to its scheduled maturity.  In connection therewith, the Company wrote-off approximately $0.1 million in unamortized loan costs as interest expense and loan cost amortization in the accompanying consolidated statements of operations.

(11)	The Company entered into an interest rate swap with a remaining notional amount of $7.0 million; see Note 12. “Derivative Financial Instruments” for additional information.
(12)

In December 2015, the Company repaid its $12.4 million outstanding construction loan on the Dogwood Forest of Acworth property prior to its scheduled maturity.  In connection therewith, the Company wrote-off approximately $0.1 million in unamortized loan costs as interest expense and loan cost amortization in the accompanying consolidated statements of operations.

(13)

The balance for this loan excludes a remaining discount of $0.4 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date.  In addition, the Company entered into a three-year forward interest rate swap with a remaining notional amount of $12.2 million; see Note 12. “Derivative Financial Instruments” for additional information

(14)	The Company entered into an interest rate swap with a remaining notional amount of $38.1 million; see Note 12. “Derivative Financial Instruments” for additional information.
(15)	The Company entered into an interest rate swap with a remaining notional amount of $25.9 million; see Note 12. “Derivative Financial Instruments” for additional information.
(16)	The Company entered into a three-year forward interest rate swap with a remaining notional amount of $48.4 million; see Note 12. “Derivative Financial Instruments” for additional information.
(17)	The Company entered into an interest rate swap with a remaining notional amount of $83.8 million; see Note 12. “Derivative Financial Instruments” for additional information.
(18)	The Company entered into an interest rate swap with a remaining notional amount of $138.7 million; see Note 12. “Derivative Financial Instruments” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

11.	Related Party Arrangements

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

In connection with services provided to the Company, affiliates are entitled to the following fees:

Managing Dealer — The Managing Dealer received selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold pursuant to the Company’s Reinvestment Plan, all or a portion of which may be paid to participating broker dealers by the Managing Dealer.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

11.	Related Party Arrangements (continued)

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

Expense Support Agreements — In exchange for services rendered and in consideration of the expense support provided, the Company shall issue, within 45 days following each Determination Date, a number of shares of restricted stock equal to the quotient of the expense support amount provided by to the Advisor and Property Manager for the preceding quarter divided by the then-current public offering price per share of common stock, on the terms and conditions and subject to the restrictions set forth in the Expense Support Agreements. Any amounts deferred, and for which restricted stock shares are issued, pursuant to the Expense Support Agreements will be permanently waived and the Company will have no obligation to pay such amounts to the Advisor or the Property Manager. The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their original invested capital back with at least a 6% annualized return of investment upon ultimate liquidity of the Company. Refer to Note 2. “Summary of Significant Accounting Policies” for treatment of issued Restricted Stock.

The Company amended the Expense Support Agreements in March 2016; refer to Note 18. “Subsequent Events” for additional information.

CNL Capital Markets Corp — CNL Capital Markets Corp., an affiliate of CNL, receives a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the term of the agreement. For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $0.6 million, $0.4 million and $0.3 million in such fees, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Co-venture partners — The Company paid certain amounts on behalf of its co-venture partner, Windsor Manor, of approximately $2,000 and $30,000 during the years ended December 31, 2015 and 2014.  The Company has recorded a receivable balance as of December 31, 2015 and 2014, which is included in other assets in the accompanying consolidated balance sheet.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

11.	Related Party Arrangements (continued)

The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis.  Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”).  In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreements.  For the Expense Year ended December 31, 2015, the Company did not incur operating expenses in excess of the Limitation.

The Company maintains accounts totaling approximately $0.1 million as of December 31, 2015 and 2014, at a bank in which the Company’s chairman served as a director through December 2015.

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

The fees incurred by and reimbursable to the Managing Dealer in connection with the Company’s Offerings for the years ended December 31, 2015, 2014 and 2013, and related amounts unpaid as of December 31, 2015 and 2014 are as follows (in thousands):

	Years Ended December 31,			Unpaid amounts (1) as of December 31,
	2015	2014	2013	2015	2014
Selling commissions (2)	$12,507	$18,387	$10,262	$—	$388
Marketing support fees (2)	16,242	16,429	11,310	—	555
	$28,749	$34,816	$21,572	$—	$943

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

11.	Related Party Arrangements (continued)

The expenses and fees incurred by and reimbursable to the Company’s related parties for the years ended December 31, 2015, 2014 and 2013, and related amounts unpaid as of December 31, 2015 and 2014 are as follows (in thousands):

	Years Ended December 31,			Unpaid amounts (1) as of December 31,
	2015	2014	2013	2015	2014
Reimbursable expenses:
Offering costs (2)	$3,446	$5,151	$4,373	$32	$713
Operating expenses (3)	4,192	3,206	2,576	935	479
Acquisition fees and expenses	613	614	254	12	80
	8,251	8,971	7,203	979	1,272
Investment services fees (4)	18,561	18,553	12,892	182	—
Disposition fee (5)	—	—	608	—	—
Financing coordination fees (6)	—	220	—	—	—
Property management fees (7)	3,894	2,982	1,244	418	429
Asset management fees (8)	22,837	13,612	5,089	224	355
	$53,543	$44,338	$27,036	$1,803	$2,056

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying consolidated balance sheets.
(2)

Amounts are recorded as stock issuance and offering costs in the accompanying consolidated statements of stockholders’ equity and redeemable noncontrolling interest.  Amounts include approximately $25,000, $30,000 and $0.1 million of reimbursement payments to the Advisor for services provided to the Company by its executive officers for the years ended December 31, 2015, 2014 and 2013, respectively.  The reimbursement payments include components of salaries, benefits and other overhead charges.

(3)

Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations.  Amounts include approximately $0.1 million, $0.2 million and $0.2 million of reimbursement payments to the Advisor for services provided to the Company by its executive officers for the years ended December 31, 2015, 2014 and 2013, respectively.  The reimbursement payments include components of salaries, benefits and other overhead charges.

(4)

For the year ended December 31, 2015, the Company incurred approximately $18.6 million in investment services fees of which approximately $2.3 million, was capitalized and included in real estate under development in the accompanying consolidated balance sheets.  For the year ended December 31, 2014, the Company incurred approximately $18.6 million in investment service fees of which approximately $1.8 million was capitalized and included in real estate under development.  For the year ended December 31, 2013, the Company incurred approximately $12.9 million in investment service fees of which approximately $0.5 million and $0.1 million, respectively, were capitalized and included in investments in unconsolidated entities and real estate under development. Investment service fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying consolidated statements of operations.

(5)	Amounts are recorded as a reduction to gain on sale of investment in unconsolidated entity in the accompanying consolidated statements of operations.
(6)

For the year ended December 31, 2014, the Company incurred approximately $0.2 million in financing coordination fees, which was capitalized and included in its investment in the Windsor Manor Joint Venture.  There were no financing coordination fees for the years ended December 31, 2015 and 2013.

(7)

For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $3.9 million, $2.9 million and $1.2 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.7 million, $0.9 million and $0.2 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying consolidated balance sheets.

(8)

For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $22.9 million, $13.6 million and $5.1 million, respectively, in asset management fees payable to the Advisor of which approximately $4.4 million, $4.9 million and $1.4 million, respectively, were settled in accordance with the terms of the Advisor Expense Support Agreement and approximately $0.6 million , $0.3 million and $0.1 million, respectively, were capitalized and included in real estate under development in the accompanying consolidated balance sheets.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

11.	Related Party Arrangements (continued)

The following fees were settled in connection with the Expense Support Agreements for the years ended December 31, 2015, 2014 and 2013, and cumulatively as of December 31, 2015 (in thousands, except offering price):

	Years Ended December 31,				As of December 31,
	2015	2014	2013		2015
Asset management fees (1)	$4,379	$4,867	$1,402		$10,648
Then-current offering price or NAV (2)	$10.19	$10.24	$10.00		$9.75
Restricted stock shares (3)	423	478	140		1,041
Cash distributions on Restricted Stock (4)	$281	$98	$5		$384
Stock distributions on Restricted Stock (5)	14	7	—	(6)	21

FOOTNOTES:

(1)	No other amounts have been settled in connection with the Expense Support Agreements for the years ended December 31, 2015, 2014 and 2013, and cumulatively as of December 31, 2015.
(2)

The number of restricted stock shares granted to the Advisor in lieu of payment in cash is determined by dividing the expense support amount for the respective quarter by the then-current public offering price as of the Determination Date or by NAV, once the board of directors has made such determination after the close of the Company’s public offering.

(3)

Restricted stock shares are comprised of approximately 0.8 million issued to the Advisor and approximately 0.2 million issuable to the Advisor as of December 31, 2015.  No fair value was assigned to the restricted stock shares as the shares were valued at zero, which represents the lowest possible value estimated at vesting.  In addition, the restricted stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of December 31, 2015.

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

(6)	During the year ended December 31, 2013, the Advisor received 356 shares in the form of stock distributions under the terms of the Advisor Expense Support Agreement.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

12.	Derivative Financial Instruments

The following summarizes the terms of the Company’s, or its equity method investments’, derivative financial instruments and the corresponding asset (liability) as of December 31, 2015 and 2014 (in thousands):

							Fair value asset (liability) as of
Notional Amount		Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	December 31, 2015	December 31, 2014
$12,248	(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018	$(85)	$(71)
$38,052	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018	$(1,472)	$(1,228)
$25,929	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018	$(1,086)	$(906)
$30,000	(3)	1.1%	2.7%	10/22/2013	8/5/2015	(3)	$—	$(82)
$29,952	(3)	0.9%	4.3%	11/13/2013	5/11/2015	(3)	$—	$(74)
$10,699	(4)	3.0%	—%	6/27/2014	6/30/2014	6/30/2017	$1	$10
$48,415	(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019	$(1,066)	$(270)
$83,797	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019	$(2,283)	$(1,326)
$6,998	(2)	1.2%	2.3%	11/12/2014	11/15/2014	10/15/2017	$(37)	$(35)
$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019	$(1,694)	$(881)
$138,698	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019	$(1,795)	$—
$260,000	(4)	1.5%	—%	11/19/2015	11/19/2015	11/30/2018	$1,988	$—

The following summarizes the gross and net presentation of amounts related to the Company’s, or its equity method investments’, derivative financial instruments as of December 31, 2015 (in thousands):

		Gross and net amounts of asset (liability) as of December 31, 2015				Gross amounts as of December 31, 2015
Notional amount		Gross amount	Offset amount	Net amount		Financial Instruments	Cash Collateral	Net Amount
$12,248	(2)	$(85)	$—		$(85)	$(85)	$—	$(85)
$38,052	(2)	$(1,472)	$—		$(1,472)	$(1,472)	$—	$(1,472)
$25,929	(2)	$(1,086)	$—		$(1,086)	$(1,086)	$—	$(1,086)
$30,000	(3)	$—	$—	$	―	$ ―	$—	$—
$29,952	(3)	$—	$—	$	―	$ ―	$—	$—
$10,699	(4)	$1	$—		$1	$1	$—	$1
$48,415	(2)	$(1,066)	$—		$(1,066)	$(1,066)	$—	$(1,066)
$83,797	(2)	$(2,283)	$—		$(2,283)	$(2,283)	$—	$(2,283)
$6,998	(2)	$(37)	$—		$(37)	$(37)	$—	$(37)
$175,000	(2)	$(1,694)	$—		$(1,694)	$(1,694)	$—	$(1,694)
$138,698	(2)	$(1,795)	$—		$(1,795)	$(1,795)	$—	$(1,795)
$260,000	(4)	$1,988	$—		$1,988	$1,988	$—	$1,988

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

12.	Derivative Financial Instruments (continued)

The following summarizes the gross and net presentation of amounts related to the Company’s, or its equity method investments’, derivative financial instruments as of December 31, 2014 (in thousands):

		Gross and net amounts of asset (liability) as of December 31, 2014			Gross amounts as of December 31, 2014
Notional amount		Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
$12,421	(2)	$(71)	$—	$(71)	$(71)	$—	$(71)
$38,255	(2)	$(1,228)	$—	$(1,228)	$(1,228)	$—	$(1,228)
$26,067	(2)	$(906)	$—	$(906)	$(906)	$—	$(906)
$30,000	(3)	$(82)	$—	$(82)	$(82)	$—	$(82)
$29,952	(3)	$(74)	$—	$(74)	$(74)	$—	$(74)
$10,904	(4)	$10	$—	$10	$10	$—	$10
$48,415	(2)	$(270)	$—	$(270)	$(270)	$—	$(270)
$84,251	(2)	$(1,326)	$—	$(1,326)	$(1,326)	$—	$(1,326)
$7,119	(2)	$(35)	$—	$(35)	$(35)	$—	$(35)
$175,000	(2)	$(881)	$—	$(881)	$(881)	$—	$(881)

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
(2)

Amounts related to interest rate swaps held by the Company, or its equity method investments, which are recorded at fair value and included in either other assets or other liabilities in the accompanying consolidated balance sheets.

(3)	The loans associated with these derivatives were repaid during the year ended December 31, 2015. Refer to Note 10. “Indebtedness” for additional information.
(4)

Amounts related to the interest rate caps held by the Company, or its equity method investments, which are recorded at fair value and included in either other assets or other liabilities in the accompanying consolidated balance sheets.

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

YEAR ENDED DECEMBER 31, 2015

13.	Equity

Redeemable Noncontrolling Interest:

In connection with the Watercrest at Katy joint venture described in Note 3. “Acquisitions – Real Estate Under Development,” the Company’s joint venture partner acquired a 5% noncontrolling interest that includes a put option of its membership to the Company at any time commencing on the date on which Watercrest at Katy development opens to residents and concluding on the fifth anniversary thereof, when NOI is: (a) equal to or greater than the NOI threshold established in the joint venture agreement, and (b) has been equal to or greater than the NOI threshold established in the joint venture agreement for the three calendar months immediately preceding the calendar month during which the  joint venture partner exercises the put option.  The put option is redeemable for cash at a price equal to the appraised market value (less certain transaction-related costs) at the time the put option is exercised (“Put Price”).  The Company’s maximum exposure, as a result of these redeemable equity securities, is limited to the Put Price multiplied by the joint venture partner’s 5% membership interest.

Stockholders’ Equity:

Public Offerings —

The following table details the Company’s aggregate proceeds from its Offerings as of December 31, 2015 and December 31, 2014 (in millions):

	December 31, 2015				December 31, 2014
	Subscriptions		Reinvestment Plan		Subscriptions		Reinvestment Plan
	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares
Initial Offering	$1,271.4	125.1	$27.1	2.8	$1,114.2	110.2	$27.1	2.8
Follow-on Offering	394.6	37.4	36.8	3.7	―	―	―	―
	$1,666.0	162.5	$63.9	6.5	$1,114.2	110.2	$27.1	2.8

Stock Issuance and Offering Costs – The Company incurred costs in connection with the offering and issuance of shares, including selling commissions, marketing support fees, filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by the Company may not exceed 15% of the aggregate gross offering proceeds.  Offering costs are generally funded by the Managing Dealer and subsequently reimbursed by the Company subject to this limitation.  For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $57.4 million, $59.8 million and $42.0 million, respectively, in stock issuance and other offering costs, as described in the discussion of selling commissions and marketing support fees and offering expenses in Note 11. “Related Party Arrangements.”

Distributions — The following table details the Company’s historical share prices in its Offerings from inception through December 31, 2015, including the prices pursuant to the Reinvestment Plan and the Company’s monthly cash and stock distributions per share:

Period	Price per Share	Reinvestment Plan Price per Share	Monthly Cash Distributions	Monthly Stock Distributions
June 27, 2011 through December 10, 2013	$10.00	$9.50	$0.0333	0.0025
December 11, 2013 through November 3, 2014	$10.14	$9.64	$0.0338	0.0025
November 4, 2014 through December 31, 2015 (1)	$10.58	$10.06	$0.0353	(2)

FOOTNOTES:

(1)	The Company’s board of directors adopted an estimated NAV of $9.75 as of December 31, 2015.
(2)	The Company closed its Follow-On Offering on September 30, 2015 and discontinued its stock distributions concurrently. The monthly stock distributions were 0.0025 through September 30, 2015.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

13.	Equity (continued)

For the years ended December 31, 2015, 2014 and 2013, the Company declared cash distributions of $63.2 million, $31.9 million and $14.2 million, respectively, of which $26.4 million, $14.2 million and $6.6 million, respectively, were paid in cash to stockholders and $36.8 million, $17.7 million and $7.6 million, respectively, were reinvested pursuant to the Reinvestment Plan.  In addition, for the years ended December 31, 2015, 2014 and 2013, the Company declared and made stock distributions of approximately 3.2 million, 2.4 million and 1.1 million shares of common stock, respectively.

The tax composition of the Company’s distributions declared for the years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,
Distribution Type	2015	2014	2013
Taxable as ordinary income	37.8%	30.8%	0.0%
Taxable as capital gain	0.0%	0.0%	63.8%
Return of capital	62.2%	69.2%	36.2%

Redemptions — During the years ended December 31, 2015, 2014 and 2013, the Company received requests for the redemption of common stock of approximately 1.0 million, 0.3 million and 0.08 million shares, respectively, all of which were approved for redemption at an average price of $9.51, $9.24 and $9.25, respectively, and for a total of approximately $9.3 million, $3.0 million and $0.8, respectively.

Other comprehensive loss — The following table reflects the effect of derivative financial instruments held by Company, or its equity method investments, and included in the consolidated statements of comprehensive loss for the years ended December 31, 2015 and 2014 (in thousands):

	Gain (loss) recognized in other comprehensive loss on derivative financial instrument		Location of gain (loss) reclassified into earnings	Loss reclassified from AOCI into earnings
	Years Ended December 31,			Years Ended December 31,
Derivative Financial Instrument	2015	2014		2015	2014
Interest rate swaps	$(4,881)	$(3,915)	Interest expense and loan cost amortization	$(4,110)	$(98)
Interest rate caps	(262)	―	Not applicable	―	―
Reclassification of interest rate swaps upon derecognition	236	―	Interest expense and loan cost amortization	(236)	―
Reclassification of interest rate swaps due to ineffectiveness	33	―	Interest expense and loan cost amortization	(33)	―
Interest rate cap held by unconsolidated joint venture	(9)	10	Not applicable	―	―
Total	$(4,883)	$(3,905)		$(4,379)	$(98)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

14.	Income Taxes

For the years ended December 31, 2015, 2014 and 2013, the Company recorded net current tax expense and current deferred tax assets related to deferred income at its TRSs. The components of the income tax benefit (expense) for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$13
State	(378)	(361)	—
Total current benefit (expense)	(378)	(361)	13
Deferred:
Federal	—	—	(25)
State	—	—	(6)
Total deferred expense	—	—	(31)
Income tax expense	$(378)	$(361)	$(18)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Carryforwards of net operating loss	$5,220	$2,361
Prepaid rent	619	437
Valuation allowance	(5,839)	(2,798)
Net deferred tax assets	$—	$—

A reconciliation of the income tax expense computed at the statutory federal tax rate on income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2015		2014		2013
Tax benefit computed at federal statutory rate	$23,701	35.00%	$18,253	35.00%	$6,329	35.00%
Impact of REIT election	(23,701)	(35.00)%	(18,253)	(35.00)%	(6,344)	(35.08)%
State income tax expense	(378)	(0.56)%	(361)	(0.69)%	(3)	(0.02)%
Income tax expense	$(378)	(0.56)%	$(361)	(0.69)%	$(18)	(0.10)%

The Company’s TRS entities had net operating loss carry-forwards for federal and state purposes of approximately $28.1 million as of year ended December 31, 2015 to offset future taxable income with approximately $0.8 million, $11.5 million and $15.7 million of the estimated net operating loss carry-forwards set to expire in 2033, 2034 and 2035, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

15.	Commitments and Contingencies

From time to time, the Company may be a party to legal proceedings in the ordinary course of, or incidental to the normal course of, its business, including proceedings to enforce its contractual or statutory rights.  While the Company cannot predict the outcome of these legal proceedings with certainty, based upon currently available information, the Company does not believe the final outcome of any pending or threatened legal proceeding will have a material adverse effect on its results of operations or financial condition.

Refer to Note 4. “Real Estate Assets, net” for additional information on the remaining development budgets for the Company’s real estate under development.

Refer to Note 8. “Ground and Air Rights Leases” for information on commitments under its ground and air rights lease agreements.

Refer to Note 9. “Contingent Purchase Price Consideration” for information on potential contingent purchase price considerations related to property acquisitions.

Refer to Note 11. “Related Party Arrangements” for information on contingent restricted stock shares due to the Company’s Advisor and Property Manager in connection with the Expense Support Agreements.

16.	Concentration of Credit Risk

For the years ended December 31, 2015, 2014 and 2013 the Company had the following tenant and geographical concentrations that individually accounted for 10% or more of total revenues:

	Type of	December 31,
	Concentration	2015	2014	2013
TSMM Management, LLC (1)	Tenant	5.7%	7.7%	26.5%
State of Texas (2)	Geographical	16.5%	22.1%	5.4%

FOOTNOTES:

(1)

Includes contractual rental income from operating leases, capital reserve income, straight-line rent adjustments, and amortization of lease intangibles.  Failure of this tenant to pay contractual lease payments could significantly impact the Company’s results of operations and cash flow from operations, which in turn would impact its ability to pay debt service and make distributions to stockholders.

(2)

Includes rental income from operating leases, resident fees and services, and tenant reimbursement income.  Adverse economic developments in this geographical area could significantly impact the Company’s results of operations and cash flow from operations, which in turn would impact its ability to pay debt service and make distributions to stockholders.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015

17.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

2015 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$65,033	$67,476	$79,904	$88,112	$300,525
Operating loss	(7,909)	(3,650)	(7,925)	(4,824)	(24,308)
Net loss attributable to common stockholders	(18,000)	(13,410)	(19,225)	(17,420)	(68,055)
Weighted average number of shares outstanding (basic and diluted) (1)	131,880	146,257	162,730	173,766	153,804
Loss per share of common stock (basic and diluted)	$(0.14)	$(0.09)	$(0.12)	$(0.10)	$(0.44)

2014 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$33,275	$42,464	$49,660	$55,685	$181,084
Operating loss	(7,375)	(3,381)	(6,243)	(6,179)	(23,178)
Net loss attributable to common stockholders	(12,523)	(12,303)	(12,204)	(15,481)	(52,511)
Weighted average number of shares outstanding (basic and diluted) (1)	67,526	77,426	89,597	107,705	85,710
Loss per share of common stock (basic and diluted)	$(0.19)	$(0.16)	$(0.14)	$(0.14)	$(0.61)

FOOTNOTE:

(1)	For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions issued are treated as if they were outstanding for all periods presented.

18.	Subsequent Events

In March 2016, the Company’s board of directors approved Amended and Restated Expense Support Agreements with the Advisor and Property Manager that are effective January 1, 2016 and change the period for determining and calculating the respective affiliate’s agreement to accept restricted stock in lieu of cash from each calendar quarter, on a non-cumulative basis, to each calendar year.  In addition, the Company’s board of directors changed the declaration of cash distributions from monthly to quarterly beginning in the second quarter of 2016.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered certified public accountants during the period ended December 31, 2015.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013)

Pursuant to rules established by the Securities and Exchange Commission, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

Effective January 1, 2016, CNL Healthcare Properties, Inc. (the “Company”) entered into a third amendment to its Expense Support and Restricted Stock Agreement with CNL Healthcare Corp., its advisor (the “Advisor Expense Support Agreement”), and a third amendment to its Expense Support and Restricted Stock Agreement with CNL Healthcare Manager Corp., its property manager (the “Property Manager Expense Support Agreement”).  The amendments to the Advisor Expense Support Agreement and the Property Manager Expense Support Agreement modify the calculation and determination from a quarterly to annual determination date and allow for expense support in a given year to be calculated based on a cumulative year-to-date basis in the event the Advisor Expense Support Agreement or the Property Manager Expense Support Agreement is terminated on a date other than a determination date, and are filed as exhibits hereto.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2016.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2016.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2016.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2016.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)	List of Documents Filed as a Part of This Report:
(1)	Index to Consolidated Financial Statements:

CNL Healthcare Properties, Inc.

Report of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2015

Schedule IV – Mortgage Loans on Real Estate for the years ended December 31, 2015, 2014, and 2013

(3)	Index to Exhibits:

EXHIBIT INDEX

CNL Healthcare Properties, Inc. was formerly known as CNL Healthcare Trust, Inc., CNL Properties

Trust, Inc., and CNL Diversified Lifestyle Properties, Inc.

Exhibits:

1.1

Form of Managing Dealer Agreement (Previously filed as Exhibit 1.1 to the Pre-effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-196108) filed January 21, 2015 and incorporated herein by reference.)

1.2

Form of Participating Broker Agreement (Previously filed as Exhibit 1.2 to the Pre-effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-196108) filed January 21, 2015 and incorporated herein by reference.)

1.3

Form of Selected Dealer Agreement dated February 25, 2015, among CNL Healthcare Properties, Inc., CNL Securities Corp., CNL Healthcare Corp., CNL Financial Group, LLC and Ameriprise Financial Services, Inc. (Previously filed as Exhibit 1.3 to the Post-effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-196108) filed June 2, 2015 and incorporated herein by reference.)

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

4.2

Form of Amended and Restated Distribution Reinvestment Plan (Previously filed as Exhibit 4.1 to Post-effective Amendment Number Four to the Registration Statement on Form S-11 (File No. 333-196108) filed October 2, 2015 and incorporated herein by reference.)

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

10.3.1

First Amendment to First Amended and Restated Property Management and Leasing Agreement dated April 1, 2013, by and between CNL Healthcare Properties, Inc. and CHP Partners, LP, and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.3.1 to Pre-effective Amendment Two to Form S-11 (File No. 333-196108) filed January 21, 2015 and incorporated herein by reference.)

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

10.5.1

First Amendment to Expense Support and Restricted Stock Agreement dated November 7, 2013, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Corp. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed November 26, 2013 and incorporated herein by reference.)

10.5.2

Second Amendment to Expense Support and Restricted Stock Agreement effective as of April 3, 2014, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Corp. (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed April 3, 2014 and incorporated herein by reference.)

10.5.3	Third Amendment to Expense Support and Restricted Stock Agreement effective as of January 1, 2016, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Corp. (Filed herewith.)

10.6

Expense Support and Restricted Stock Agreement effective July 1, 2013, by and among CNL Healthcare Properties, Inc. and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed August 27, 2013 and incorporated herein by reference.)

10.6.1

First Amendment to Expense Support and Restricted Stock Agreement dated November 7, 2013, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed November 26, 2013 and incorporated herein by reference.)

10.6.2

Second Amendment to Expense Support and Restricted Stock Agreement effective as of April 3, 2014, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed April 3, 2014 and incorporated herein by reference.)

10.6.3	Third Amendment to Expense Support and Restricted Stock Agreement effective as of January 1, 2016, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Manager Corp. (Filed herewith.)

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

10.16

First Amendment to Purchase and Sale Agreement dated November 11, 2013 among Midland Care Group LP, Cedar Park AL Group, LP, Bryan AL Investors, LP, Bryan Senior Investors, LP, Mansfield AL Group, LP, Waterview at Mansfield Investors, L.P., Plainfield Care Group, LLC, San Angelo Care Group, LP and CHP Partners, LP (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 6, 2014 and incorporated herein by reference.)

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

10.34

Second Amended and Restated Loan Agreement dated as of March 3, 2014, among CHP Gresham-Huntington Terrace OR Owner, LLC, CHP Gresham-Huntington Terrace OR Tenant Corp., CHP Tualatin-Riverwood OR Owner, LLC, CHP Tualatin-Riverwood OR Tenant Corp., CHP Beaverton OR Owner, LLC, CHP Beaverton OR Tenant Corp, CHP Salem-Orchard Heights OR Owner, LLC, CHP Salem-Orchard Heights OR Tenant Corp., CHP Salem-Southern Hills OR Owner, LLC, CHP Salem-Southern Hills OR Tenant Corp, CHP Medford-Arbor Place OR Owner, LLC, CHP Medford-Arbor Place OR Tenant Corp., CHP Bend-High Desert OR Owner, LLC, CHP Bend-High Desert OR Tenant Corp., CHP Tillamook-Five Rivers OR Owner, LLC, CHP Tillamook-Five Rivers OR Tenant Corp., CHP Billings MT Owner, LLC, CHP Billings MT Tenant Corp., CHP Idaho Falls ID Owner, LLC, CHP Idaho Falls ID Tenant Corp., CHP Boise ID Owner, LLC, CHP Boise ID Tenant Corp., CHP Sparks NV Owner, LLC, CHP Sparks NV Tenant Corp., CHP Vancouver-Bridgewood WA Owner, LLC, CHP Vancouver-Bridgewood WA Tenant Corp., CHP Auburn WA Owner, LLC, CHP Auburn WA Tenant Corp., CHP Yel-Rosemont WA Owner, LLC, and CHP Yelm-Rosemont WA Tenant Corp., CHP Longview-Monticello Park WA Owner, LLC, CHP Longview-Monticello Park WA Tenant Corp., CHP Corvallis-West Hills OR Owner, LLC, CHP Corvallis-West Hills OR Tenant Corp. and The Prudential Insurance Company of America (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed March 7, 2014 and incorporated herein by reference.)

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

10.58

Purchase and Sale Agreement dated as of January 9, 2015 by and among UT Cancer Institute Building L.P., CHP Partners, LP and First American Title Insurance Company (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 15, 2015 and incorporated herein by reference.)

10.59

Third Amendment to Credit Agreement dated as of November 19, 2015 by and between CHP Partners, LP, as borrower, and KeyBank National Association, as agent for itself and the other lenders (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed November 19, 2015 and incorporated herein by reference.)

10.60

Term Loan Agreement dated as of November 19, 2015 by and among CHP Partners, LP, as borrower, KeyBank National Association, as administrative agent, and certain lenders (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed November 19, 2015 and incorporated herein by reference.)

10.61

Guaranty Agreement dated as of November 19, 2015 by CNL Healthcare Properties, Inc. and certain of its subsidiaries (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed November 19, 2015 and incorporated herein by reference.)

10.62	Schedule of Omitted Documents (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

23.1	Consent of Independent Registered Certified Public Accounting Firm - PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101

The following materials from CNL  Healthcare Properties, Inc., Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Consolidated Statements of Cash Flows and (vi) Notes  to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of March 2016.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 16, 2016
JAMES M. SENEFF, JR.

/s/ Thomas K. Sittema	Vice Chairman of the Board	March 16, 2016
THOMAS K. SITTEMA

/s/ Michael P. Haggerty	Independent Director	March 16, 2016
MICHAEL P. HAGGERTY

/s/ J. Douglas Holladay	Independent Director	March 16, 2016
J. DOUGLAS HOLLADAY

/s/ J. Chandler Martin	Independent Director	March 16, 2016
J. CHANDLER MARTIN

/s/ Stephen H. Mauldin	Chief Executive Officer (Principal Executive Officer)	March 16, 2016
STEPHEN H. MAULDIN

/s/ Kevin R. Maddron	Chief Financial Officer, Treasurer and Chief Operating Officer (Principal Financial Officer)	March 16, 2016
KEVIN R. MADDRON

/s/ Ixchell C. Duarte	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2016
IXCHELL C. DUARTE

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2015 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2016 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report.  We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Year
2013	Deferred tax asset valuation allowance	$—	$(597)	$—	$(597)
		$—	$(597)	$—	$(597)
2014	Deferred tax asset valuation allowance	$(597)	$(2,201)	$—	$(2,798)
		$(597)	$(2,201)	$—	$(2,798)
2015	Deferred tax asset valuation allowance	$(2,798)	$(3,041)	$—	$(5,839)
	Allowance for doubtful accounts	—	(1,170)	—	(1,170)
		$(2,798)	$(4,211)	$—	$(7,009)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired
Primrose Retirement Community of Casper
Casper, Wyoming	$12,031	$1,910	$16,310	$—	$9	$—	$1,910	$16,319	$—	$18,229	$(1,653)	2004	2/16/2012	(1)
Primrose Retirement Community of Grand Island
Grand Island, Nebraska	$8,487	$719	$12,140	$25	$—	$—	$744	$12,140	$—	$12,884	$(1,284)	2005	2/16/2012	(1)
Primrose Retirement Community of Mansfield
Mansfield, Ohio	$11,548	$650	$16,720	$228	$6	$—	$878	$16,726	$—	$17,604	$(1,756)	2007	2/16/2012	(1)
Primrose Retirement Community of Marion
Marion, Ohio	$9,579	$889	$16,305	$—	$—	$—	$889	$16,305	$—	$17,194	$(1,705)	2006	2/16/2012	(1)
Sweetwater Retirement Community
Billings, Montana	10,403	$1,578	$14,205	$20	$—	$—	$1,598	$14,205	$—	$15,803	$(1,449)	2006	2/16/2012	(1)
HarborChase of Villages Crossing
Lady Lake, Florida ("The Villages")	$—	$2,165	$—	$986	$15,424	$—	$3,151	$15,424	$—	$18,575	$(843)	2013	8/29/2012	(1)
Dogwood Forest of Acworth
Acworth, Georgia	$—	$1,750	$—	$277	$15,994	$—	$2,027	$15,994	$—	$18,021	$(617)	(3)	12/18/2012	(1)
Primrose Retirement Community Cottages
Aberdeen, South Dakota	$—	$311	$3,794	$—	$—	$—	$311	$3,794	$—	$4,105	$(316)	2005	12/19/2012	(1)
Primrose Retirement Community of Council Bluffs
Council Bluffs, Iowa ("Omaha")	$—	$1,144	$11,117	$—	$—	$—	$1,144	$11,117	$—	$12,261	$(951)	2008	12/19/2012	(1)
Primrose Retirement Community of Decatur
Decatur, Illinois	$10,558	$513	$16,706	$—	$—	$—	$513	$16,706	$—	$17,219	$(1,358)	2009	12/19/2012	(1)
Primrose Retirement Community of Lima
Lima, Ohio	$—	$944	$17,115	$8	$4	$—	$952	$17,119	$—	$18,071	$(1,396)	2006	12/19/2012	(1)
Primrose Retirement Community of Zanesville
Zanesville, Ohio	$11,915	$1,184	$17,292	$—	$—	$—	$1,184	$17,292	$—	$18,476	$(1,411)	2008	12/19/2012	(1)
Symphony Manor
Baltimore, Maryland	$12,131	$2,319	$19,444	$—	$78	$—	$2,319	$19,522	$—	$21,841	$(1,564)	2011	12/21/2012	(1)
Curry House Assisted Living & Memory Care
Cadillac, Michigan	$6,253	$995	$11,072	$—	$—	$—	$995	$11,072	$—	$12,067	$(901)	1966	12/21/2012	(1)
Tranquillity at Fredericktowne
Frederick, Maryland	$6,032	$808	$14,291	$—	$97	$235	$808	$14,388	$235	$15,431	$(1,149)	2000	12/21/2012	(1)
Brookridge Heights Assisted Living & Memory Care
Marquette, Michigan	$6,189	$595	$11,339	$—	$31	$94	$595	$11,370	$94	$12,059	$(909)	1998	12/21/2012	(1)
Woodholme Gardens Assisted Living & Memory Care
Pikesville, Maryland ("Baltimore")	$7,285	$1,603	$13,472	$—	$—	$—	$1,603	$13,472	$—	$15,075	$(1,092)	2010	12/21/2012	(1)
Batesville Healthcare Center
Batesville, Arkansas	$—	$397	$5,382	$—	$—	$—	$397	$5,382	$—	$5,779	$(362)	1975	5/31/2013	(1)
Broadway Healthcare Center
West Memphis, Arkansas	$—	$438	$10,560	$—	$77	$—	$438	$10,637	$—	$11,075	$(721)	1994	5/31/2013	(1)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired

Jonesboro Healthcare Center
Jonesboro, Arkansas	$—	$527	$13,493	$—	$5	$—	$527	$13,498	$—	$14,025	$(908)	2012	5/31/2013	(1)
Magnolia Healthcare Center
Magnolia, Arkansas	$—	$421	$10,454	$—	$—	$—	$421	$10,454	$—	$10,875	$(716)	2009	5/31/2013	(1)
Mine Creek Healthcare Center
Nashville, Arkansas	$—	$135	$2,942	$11	$10	$—	$146	$2,952	$—	$3,098	$(209)	1978	5/31/2013	(1)
Searcy Healthcare Center
Searcy, Arkansas	$—	$648	$6,017	$—	$50	$—	$648	$6,067	$—	$6,715	$(420)	1973	5/31/2013	(1)
LaPorte Cancer Center
Westville, Indiana	$8,013	$433	$10,846	$—	$—	$—	$433	$10,846	$—	$11,279	$(750)	2010	6/14/2013	(1)
Jefferson Medical Commons
Jefferson City, Tennessee ("Knoxville")	$7,719	$151	$10,236	$—	$162	$—	$151	$10,398	$—	$10,549	$(681)	2001	7/10/2013	(1)
Physicians Plaza A at North Knoxville Medical Center
Powell, Tennessee ("Knoxville")	$12,044	$262	$16,976	$—	$—	$—	$262	$16,976	$—	$17,238	$(1,132)	2005	7/10/2013	(1)
Physicians Plaza B at North Knoxville Medical Center
Powell, Tennessee ("Knoxville")	$14,487	$303	$18,754	$—	$318	$—	$303	$19,072	$—	$19,375	$(1,255)	2008	7/10/2013	(1)
Physicians Regional Medical Center - Central Wing Annex
Knoxville, Tennessee	$3,838	$73	$5,285	$—	$—	$—	$73	$5,285	$—	$5,358	$(351)	2004	7/10/2013	(1)
HarborChase of Jasper
Jasper, Alabama	$—	$355	$6,358	$—	$1	$—	$355	$6,359	$—	$6,714	$(408)	1998	7/31/2013	(1)
Chestnut Commons MOB
Elyria, Ohio ("Cleveland")	$—	$2,053	$15,650	$—	$—	$—	$2,053	$15,650	$—	$17,703	$(1,077)	2008	8/16/2013	(1)
Doctors Specialty Hospital
Leawood, Kansas ("Kansas City")	$—	$924	$5,771	$16	$—	$—	$940	$5,771	$—	$6,711	$(385)	2001	8/16/2013	(1)
Escondido Medical Arts Center
Escondido, California ("San Diego")	$—	$1,863	$12,199	$—	$23	$—	$1,863	$12,222	$—	$14,085	$(754)	1994	8/16/2013	(1)
John C. Lincoln Medical Office Plaza I
Phoenix, Arizona	$—	$233	$2,779	$—	$34	$—	$233	$2,813	$—	$3,046	$(200)	1980	8/16/2013	(1)
John C. Lincoln Medical Office Plaza II
Phoenix, Arizona	$—	$138	$1,908	$—	$—	$—	$138	$1,908	$—	$2,046	$(138)	1984	8/16/2013	(1)
North Mountain Medical Plaza
Phoenix, Arizona	$—	$297	$4,079	$—	$—	$—	$297	$4,079	$—	$4,376	$(290)	1994	8/16/2013	(1)
Raider Ranch
Lubbock, Texas	$—	$1,992	$48,818	$—	$—	$—	$1,992	$48,818	$—	$50,810	$(2,999)	2009	8/29/2013	(1)
The Club at Raider Ranch Development
Lubbock, Texas	$7,528	$3,000	$—	$170	$4,905	$7,824	$3,170	$4,905	$7,824	$15,899	$—	(3)	8/29/2013	(1)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired
Town Village
Oklahoma City, Oklahoma	$—	$1,020	$19,847	$—	$45	$—	$1,020	$19,892	$—	$20,912	$(1,205)	2004	8/29/2013	(1)
Calvert Medical Arts Center
Prince Frederick, Maryland ("Washington D.C.")	$12,427	$20	$17,838	$1	$72	$—	$21	$17,910	$—	$17,931	$(1,077)	2009	8/30/2013	(1)
Calvert MOBs I, II & III
Prince Frederick, Maryland ("Washington D.C.")	$10,554	$51	$14,334	$—	$319	$—	$51	$14,653	$—	$14,704	$(890)	1991/1999/2000	8/30/2013	(1)
Dunkirk Medical Center
Dunkirk, Maryland ("Washington D.C.")	$2,970	$351	$2,991	$—	$10	$—	$351	$3,001	$—	$3,352	$(235)	1997	8/30/2013	(1)
Prestige Senior Living Beaverton Hills
Beaverton, Oregon ("Portland")	$9,235	$1,387	$10,324	$—	$—	$—	$1,387	$10,324	$—	$11,711	$(579)	2000	12/2/2013	(1)
Prestige Senior Living High Desert
Bend, Oregon	$7,988	$835	$11,252	$—	$—	$—	$835	$11,252	$—	$12,087	$(656)	2003	12/2/2013	(1)
MorningStar of Billings
Billings, Montana	$19,673	$4,067	$41,373	$5	$2	$—	$4,072	$41,375	$—	$45,447	$(2,441)	2009	12/2/2013	(1)
MorningStar of Boise
Boise, Idaho	$21,000	$1,663	$35,752	$12	$—	$—	$1,675	$35,752	$—	$37,427	$(1,991)	2007	12/2/2013	(1)
Prestige Senior Living Huntington Terrace
Gresham, Oregon ("Portland")	$10,229	$1,236	$12,083	$—	$6	$—	$1,236	$12,089	$—	$13,325	$(688)	2000	12/2/2013	(1)
MorningStar of Idaho Falls
Idaho Falls, Idaho	$17,966	$2,006	$40,397	$5	$—	$—	$2,011	$40,397	$—	$42,408	$(2,294)	2009	12/2/2013	(1)
Prestige Senior Living Arbor Place
Medford, Oregon	$8,224	$355	$14,083	$—	$—	$—	$355	$14,083	$—	$14,438	$(782)	2003	12/2/2013	(1)
Prestige Senior Living Orchard Heights
Salem, Oregon	$12,351	$545	$15,544	$—	$18	$—	$545	$15,562	$—	$16,107	$(856)	2002	12/2/2013	(1)
Prestige Senior Living Southern Hills
Salem, Oregon	$7,506	$653	$10,753	$—	$—	$—	$653	$10,753	$—	$11,406	$(605)	2001	12/2/2013	(1)
MorningStar of Sparks
Sparks, Nevada ("Reno")	$23,811	$3,986	$47,968	$—	$3	$—	$3,986	$47,971	$—	$51,957	$(2,750)	2009	12/2/2013	(1)
Prestige Senior Living Five Rivers
Tillamook, Oregon	$7,738	$1,298	$14,064	$—	$48	$—	$1,298	$14,112	$—	$15,410	$(837)	2002	12/2/2013	(1)
Prestige Senior Living Riverwood
Tualatin, Oregon ("Portland")	$4,489	$1,028	$7,429	$—	$37	$—	$1,028	$7,466	$—	$8,494	$(434)	1999	12/2/2013	(1)
Chula Vista Medical Arts Center - Plaza II
Chula Vista, California ("San Diego")	$—	$2,462	$7,453	$—	$331	$—	$2,462	$7,784	$—	$10,246	$(418)	1985	12/23/2013	(1)
Coral Springs MOB I
Coral Springs, Florida	$—	$2,614	$11,220	$—	$—	$—	$2,614	$11,220	$—	$13,834	$(664)	2005	12/23/2013	(1)
Coral Springs MOB II
Coral Springs, Florida	$—	$2,614	$12,130	$1	$—	$—	$2,615	$12,130	$—	$14,745	$(663)	2008	12/23/2013	(1)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired
Chula Vista Medical Arts Center - Plaza I
Chula Vista, California ("San Diego")	$—	$6,130	$10,293	$3	$200	$—	$6,133	$10,493	$—	$16,626	$(543)	1975	1/21/2014	(1)
Prestige Senior Living Auburn Meadows
Auburn, Washington ("Seattle")	$10,549	$2,537	$17,261	$—	$—	$—	$2,537	$17,261	$—	$19,798	$(905)	2003/2010	2/3/2014	(1)
Prestige Senior Living Bridgewood
Vancouver, Washington ("Portland")	$13,188	$1,603	$18,172	$—	$—	$—	$1,603	$18,172	$—	$19,775	$(945)	2001	2/3/2014	(1)
Prestige Senior Living Monticello Park
Longview, Washington	$18,401	$1,981	$23,056	$—	$—	$—	$1,981	$23,056	$—	$25,037	$(1,183)	2001/2010	2/3/2014	(1)
Prestige Senior Living Rosemont
Yelm, Washington	$9,503	$668	$14,564	$—	$—	$—	$668	$14,564	$—	$15,232	$(739)	2004	2/3/2014	(1)
Wellmore of Tega Cay
Tega Cay, South Carolina ("Charlotte")	$23,695	$2,445	$—	$2,733	$23,380	$—	$5,178	$23,380	$—	$28,558	$(391)	(3)	2/7/2014	(1)
Isle at Cedar Ridge
Cedar Park, Texas ("Austin")	$—	$1,525	$16,277	$—	$10	$—	$1,525	$16,287	$—	$17,812	$(834)	2011	2/28/2014	(1)
Prestige Senior Living West Hills
Corvallis, Oregon	$8,815	$842	$12,603	$—	$—	$—	$842	$12,603	$—	$13,445	$(644)	2002	3/3/2014	(1)
HarborChase of Plainfield
Plainfield, Illinois	$—	$1,596	$21,832	$—	$—	$—	$1,596	$21,832	$—	$23,428	$(1,036)	2010	3/28/2014	(1)
Legacy Ranch Alzheimer's Special Care Center
Midland, Texas	$—	$917	$9,982	$—	$—	$—	$917	$9,982	$—	$10,899	$(483)	2012	3/28/2014	(1)
The Springs Alzheimer's Special Care Center
San Angelo, Texas	$—	$595	$9,658	$—	$—	$—	$595	$9,658	$—	$10,253	$(467)	2012	3/28/2014	(1)
Isle at Watercrest - Bryan
Bryan, Texas	$—	$714	$18,140	$4	$6	$—	$718	$18,146	$—	$18,864	$(809)	2011	4/21/2014	(1)
Watercrest at Bryan
Bryan, Texas	$—	$2,509	$22,441	$4	$14	$—	$2,513	$22,455	$—	$24,968	$(1,084)	2009	4/21/2014	(1)
Isle at Watercrest - Mansfield
Mansfield, Texas ("Dallas/Fort Worth")	$—	$997	$24,635	$—	$—	$—	$997	$24,635	$—	$25,632	$(1,090)	2011	5/5/2014	(1)
Memorial Hermann Orthopedic & Spine Hospital
Bellaire, Texas ("Houston")	$31,480	$3,867	$32,761	$—	$—	$—	$3,867	$32,761	$—	$36,628	$(1,353)	2007	6/2/2014	(1)
MHOSH MOB
Bellaire, Texas ("Houston")	$17,348	$3,738	$20,525	$—	$170	$—	$3,738	$20,695	$—	$24,433	$(859)	2007	6/2/2014	(1)
Watercrest at Katy
Katy, Texas ("Houston")	$10,632	$4,000	$—	$—	$—	$22,565	$4,000	$—	$22,565	$26,565	$—	(3)	6/27/2014	(1)
Watercrest at Mansfield
Mansfield, Texas ("Dallas/Fort Worth")	$26,628	$2,191	$42,740	$—	$56	$—	$2,191	$42,796	$—	$44,987	$(1,718)	2010	6/30/2014	(1)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement
	Encum-	Land & Land Improve-	Building and Building Improve-	Land & Land Improve-	Building and Building Improve-	Construc- tion in	Land & Land Improve-	Building and Building Improve-	Construc- tion in		Accumu- lated Depreci-	Date of	Date
Property/Location	brances	ments	ments	ments	ments	Process	ments	ments	Process	Total	ation	Construction	Acquired	is computed
HarborChase of Shorewood
Shorewood, Wisconsin ("Milwaukee")	$12,469	$2,200	$—	$294	$19,805	$—	$2,494	$19,805	$—	$22,299	$(44)	(3)	7/8/2014	(1)
Oklahoma City Inpatient Rehabilitation Hospital
Oklahoma City, Oklahoma	$16,203	$3,341	$19,249	$—	$—	$—	$3,341	$19,249	$—	$22,590	$(814)	2012	7/15/2014	(1)
Las Vegas Inpatient Rehabilitation Hospital
Las Vegas, Nevada	$14,163	$2,650	$16,979	$—	$—	$—	$2,650	$16,979	$—	$19,629	$(726)	2007	7/15/2014	(1)
South Bend Inpatient Rehabilitation Hospital
Mishawaka, Indiana ("South Bend")	$12,860	$2,339	$16,239	$—	$—	$—	$2,339	$16,239	$—	$18,578	$(703)	2009	7/15/2014	(1)
Beaumont Specialty Hospital
Beaumont, Texas ("Houston")	$21,347	$2,749	$28,863	$—	$—	$—	$2,749	$28,863	$—	$31,612	$(1,102)	2013	8/15/2014	(1)
Hurst Specialty Hospital
Hurst, Texas ("Dallas/Fort Worth")	$18,722	$2,510	$24,091	$—	$—	$—	$2,510	$24,091	$—	$26,601	$(921)	2004/2012	8/15/2014	(1)
Claremont Medical Office
Claremont, CA ("Los Angeles")	$12,683	$6,324	$13,533	$—	$—	$—	$6,324	$13,533	$—	$19,857	$(532)	2008	8/29/2014	(1)
Lee Hughes MOB
Glendale, California ("Los Angeles")	$18,632	$69	$22,967	$—	$17	$—	$69	$22,984	$—	$23,053	$(743)	2008	9/29/2014	(1)
Newburyport Medical Center
Newburyport, Massachusetts ("Boston")	$—	$2,614	$12,135	$—	$—	$—	$2,614	$12,135	$—	$14,749	$(432)	2008	10/31/2014	(1)
Northwest Medical Park Building
Margate, Florida ("Fort Lauderdale")	$7,008	$610	$6,170	$—	$—	$—	$610	$6,170	$—	$6,780	$(232)	2004	10/31/2014	(1)
Fairfield Village of Layton
Layton, Utah ("Salt Lake City")	$—	$5,217	$54,167	$—	$5	$—	$5,217	$54,172	$—	$59,389	$(1,667)	2010	11/20/2014	(1)
ProMed Building I
Yuma, Arizona	$7,050	$2,486	$6,728	$—	$—	$—	$2,486	$6,728	$—	$9,214	$(201)	2006	12/19/2014	(1)
Midtown Medical Plaza
Charlotte, North Carolina	$29,378	$10	$51,237	$—	$3	$—	$10	$51,240	$—	$51,250	$(1,314)	1994	12/22/2014	(1)
Presbyterian Medical Tower
Charlotte, North Carolina	$19,528	$40	$32,345	$—	$—	$—	$40	$32,345	$—	$32,385	$(832)	1989	12/22/2014	(1)
Metroview Professional Building
Charlotte, North Carolina	$9,276	$11	$15,910	$—	$—	$—	$11	$15,910	$—	$15,921	$(409)	1971	12/22/2014	(1)
Physicians Plaza Huntersville
Huntersville, North Carolina ("Charlotte")	$16,306	$520	$26,134	$—	$—	$—	$520	$26,134	$—	$26,654	$(705)	2004	12/22/2014	(1)
Matthews Medical Office Building
Matthews, North Carolina ("Charlotte")	$11,441	$350	$19,624	$—	$—	$—	$350	$19,624	$—	$19,974	$(527)	1994	12/22/2014	(1)
Outpatient Care Center
Clyde, North Carolina ("Asheville")	$10,690	$1,169	$12,079	$—	$—	$—	$1,169	$12,079	$—	$13,248	$(317)	2012	12/22/2014	(1)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement
	Encum-	Land & Land Improve-	Building and Building Improve-	Land & Land Improve-	Building and Building Improve-	Construc- tion in	Land & Land Improve-	Building and Building Improve-	Construc- tion in		Accumu- lated Depreci-	Date of	Date
Property/Location	brances	ments	ments	ments	ments	Process	ments	ments	Process	Total	ation	Construction	Acquired	is computed
330 Physicians Center
Rome, Georgia	$19,901	$12	$26,868	$—	$—	$—	$12	$26,868	$—	$26,880	$(690)	1987/2005	12/22/2014	(1)
Spivey Station Physicians Center
Atlanta, Georgia	$9,735	$1,026	$12,246	$—	$—	$—	$1,026	$12,246	$—	$13,272	$(345)	2007	12/22/2014	(1)
Spivey Station ASC Building
Atlanta, Georgia	$12,448	$929	$13,769	$—	$—	$—	$929	$13,769	$—	$14,698	$(381)	2009	12/22/2014	(1)
Novi Orthopaedic Center
Novi, Michigan	$19,825	$1,314	$26,239	$—	$—	$—	$1,314	$26,239	$—	$27,553	$(697)	2008	2/13/2015	(1)
UT Cancer Institute Building
Knoxville, Tennessee	$21,503	$421	$27,621	$—	$3	$—	$421	$27,624	$—	$28,045	$(614)	2012	2/20/2015	(1)
Fieldstone Memory Care
Yakima, Washington	$—	$1,297	$9,965	$—	$—	$—	$1,297	$9,965	$—	$11,262	$(212)	2014	3/31/2015	(1)
Bend Memorial Clinic MOB
Bend, Oregon	$—	$9,069	$19,867	$—	$—	$—	$9,069	$19,867	$—	$28,936	$(410)	1976	5/11/2015	(1)
Stoneterra Medical Plaza
San Antonio, Texas	$—	$2,864	$10,412	$—	$—	$—	$2,864	$10,412	$—	$13,276	$(175)	2006	5/29/2015	(1)
Primrose Retirement Center of Anderson
Anderson, Indiana ("Muncie")	$—	$1,342	$19,083	$—	$—	$—	$1,342	$19,083	$—	$20,425	$(314)	2008	5/29/2015	(1)
Primrose Retirement Center of Lancaster
Lancaster, Ohio ("Columbus")	$—	$2,840	$21,884	$—	$—	$—	$2,840	$21,884	$—	$24,724	$(397)	2007	5/29/2015	(1)
Primrose Retirement Center of Wausau
Wausau, Wisconsin ("Green Bay")	$—	$1,089	$18,653	$—	$—	$—	$1,089	$18,653	$—	$19,742	$(295)	2008	5/29/2015	(1)
Triangle Orthopaedic Durham
Durham, North Carolina	$—	$3,191	$14,523	$—	$—	$—	$3,191	$14,523	$—	$17,714	$(210)	2000	6/29/2015	(1)
Triangle Orthopaedic Roxboro
Roxboro, North Carolina	$—	$287	$1,406	$—	$—	$—	$287	$1,406	$—	$1,693	$(22)	2000	6/29/2015	(1)
Triangle Orthopaedic Chapel Hill
Chapel Hill, North Carolina	$—	$360	$2,306	$—	$—	$—	$360	$2,306	$—	$2,666	$(33)	2011	6/29/2015	(1)
Triangle Orthopaedic Oxford
Oxford, North Carolina	$—	$658	$3,074	$—	$—	$—	$658	$3,074	$—	$3,732	$(48)	2011	6/29/2015	(1)
North Carolina Specialty Hospital
Durham, North Carolina	$—	$3,173	$22,762	$—	$—	$—	$3,173	$22,762	$—	$25,935	$(315)	2004	6/29/2015	(1)
Doctor's Park Building B
Chula Vista, California ("San Diego")	$—	$1,161	$2,919	$—	$—	$—	$1,161	$2,919	$—	$4,080	$(43)	2008	6/30/2015	(1)
Doctor's Park Building C
Chula Vista, California ("San Diego")	$—	$2,323	$6,351	$—	$—	$—	$2,323	$6,351	$—	$8,674	$(92)	2006	6/30/2015	(1)
Superior Residences of Panama City
Panama City Beach, Florida	$—	$2,099	$19,367	$—	$—	$—	$2,099	$19,367	$—	$21,466	$(273)	2015	7/15/2015	(1)
540 New Waverly Place
Cary, North Carolina ("Raleigh")	$7,048	$2,476	$11,009	$—	$—	$—	$2,476	$11,009	$—	$13,485	$(136)	2007	7/20/2015	(1)
MedHelp
Birmingham, Alabama	$—	$2,270	$10,359	$—	$—	$—	$2,270	$10,359	$—	$12,629	$(119)	2015	7/31/2015	(1)
Patriot Professional Center
Frederick, Maryland ("Baltimore")	$—	$3,912	$11,781	$—	$—	$—	$3,912	$11,781	$—	$15,693	$(146)	2006/2014	7/31/2015	(1)
Liberty Professional Center
Frederick, Maryland ("Baltimore")	$—	$1,977	$4,462	$—	$—	$—	$1,977	$4,462	$—	$6,439	$(54)	1979/2013	7/31/2015	(1)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement
	Encum-	Land & Land Improve-	Building and Building Improve-	Land & Land Improve-	Building and Building Improve-	Construc- tion in	Land & Land Improve-	Building and Building Improve-	Construc- tion in		Accumu- lated Depreci-	Date of	Date
Property/Location	brances	ments	ments	ments	ments	Process	ments	ments	Process	Total	ation	Construction	Acquired	is computed
The Hampton at Meadows Place
Meadows Place, Texas ("Houston")	$—	$715	$24,281	$—	$—	$—	$715	$24,281	$—	$24,996	$(263)	2007/2013/2014	7/31/2015	(1)
The Pavilion at Great Hills
Austin, Texas	$—	$1,783	$29,318	$—	$—	$—	$1,783	$29,318	$—	$31,101	$(321)	2010	7/31/2015	(1)
The Beacon at Gulf Breeze
Gulf Breeze, Florida ("Pensacola")	$—	$824	$24,106	$—	$—	$—	$824	$24,106	$—	$24,930	$(273)	2008	7/31/2015	(1)
Parc at Piedmont
Marietta, Georgia ("Atlanta")	$—	$3,529	$43,080	$—	$—	$—	$3,529	$43,080	$—	$46,609	$(489)	2001/2011	7/31/2015	(1)
Parc at Duluth
Duluth, Georgia ("Atlanta")	$—	$5,951	$42,458	$—	$—	$—	$5,951	$42,458	$—	$48,409	$(481)	2003/2012	7/31/2015	(1)
Broadway Medical Plaza 1
Columbia, Missouri	$—	$437	$9,281	$—	$—	$—	$437	$9,281	$—	$9,718	$(89)	1994	8/21/2015	(1)
Broadway Medical Plaza 2
Columbia, Missouri	$—	$386	$12,460	$—	$—	$—	$386	$12,460	$—	$12,846	$(115)	1999	8/21/2015	(1)
Broadway Medical Plaza 4
Columbia, Missouri	$—	$170	$12,118	$—	$—	$—	$170	$12,118	$—	$12,288	$(107)	2007	8/21/2015	(1)
Waterstone
Greenville, South Carolina	$—	$2,253	$—	$—	$—	$4,932	$2,253	$—	$4,932	$7,185	$—	(3)	8/31/2015	(1)
Welbrook Senior Living Grand Junction
Grand Junction, Colorado	$—	$1,050	$—	$—	$—	$2,148	$1,050	$—	$2,148	$3,198	$—	(3)	9/4/2015	(1)
Wellmore of Lexington
Lexington, South Carolina ("Columbia")	$—	$2,300	$—	$—	$—	$6,423	$2,300	$—	$6,423	$8,723	$—	(3)	9/14/2015	(1)
Palmilla Senior Living
Albuquerque, New Mexico	$—	$4,701	$38,321	$—	$—	$—	$4,701	$38,321	$—	$43,022	$(261)	2013	9/30/2015	(1)
Cedar Lake Assisted Living and Memory Care
Lake Zurich, Illinois ("Chicago")	$—	$2,412	$25,126	$—	$—	$—	$2,412	$25,126	$—	$27,538	$(171)	2014	9/30/2015	(1)
Fieldstone at Pear Orchard
Yakima Washington	$—	$1,035	$—	$—	$—	$1,571	$1,035	$—	$1,571	$2,606	$—	(3)	10/12/2015	(1)
The Shores at Lake Phalen
Maplewood, Minnesota ("St. Paul")	$—	$2,724	$25,093	$—	$—	$—	$2,724	$25,093	$—	$27,817	$(113)	2012	11/10/2015	(1)
Dogwood Forest of Grayson
Grayson, Georgia	$—	$1,788	$—	$—	$—	$2,185	$1,788	$—	$2,185	$3,973	$—	(3)	11/24/2015	(1)
Center One
Jacksonville, Florida	$—	$8,294	$21,756	$—	$—	$—	$8,294	$21,756	$—	$30,050	$—	2006	11/30/2015	(1)
Red Bank Professional Office Building
Cincinnati, Ohio	$—	$1,721	$7,721	$—	$—	$—	$1,721	$7,721	$—	$9,442	$(18)	2001	12/14/2015	(1)
Park Place Senior Living at WingHaven
O'Fallon, Missouri ("St. Louis")	$—	$1,283	$48,221	$—	$—	$—	$1,283	$48,221	$—	$49,504	$—	2006/2014	12/17/2015	(1)
Siena Pavilion IV
Henderson, Nevada ("Las Vegas")	$—	$1,454	$4,786	$—	$—	$—	$1,454	$4,786	$—	$6,240	$—	2002	12/18/2015	(1)
Siena Pavilion V
Henderson, Nevada ("Las Vegas")	$—	$3,944	$20,355	$—	$—	$—	$3,944	$20,355	$—	$24,299	$—	2003	12/18/2015	(1)
Siena Pavilion VI
Henderson, Nevada ("Las Vegas")	$—	$2,599	$18,725	$—	$—	$—	$2,599	$18,725	$—	$21,324	$—	2005	12/18/2015	(1)
Hearthside Senior Living of Collierville
Collierville, Tennessee ("Memphis")	$—	$1,905	$13,379	$—	$—	$—	$1,905	$13,379	$—	$15,284	$—	2014	12/29/2015	(1)
Cobalt Rehabilitation Hospital Surprise
Surprise, Arizona ("Phoenix")	$—	$2,464	$17,983	$—	$—	$—	$2,464	$17,983	$—	$20,447	$—	2015	12/30/2015	(1)
	$840,656	$238,787	$2,215,548	$4,803	$81,788	$47,977	$243,590	$2,297,336	$47,977	$2,588,903	$(90,201)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014 (in thousands)

Transactions in real estate and accumulated depreciation as of December 31, 2015 are as follows:

Balance December 31, 2011	$—	Balance December 31, 2011	$—
2012 Acquisitions	231,398	2012 Depreciation	(1,702)
2012 Improvements	4,547	Balance December 31, 2012	(1,702)
Balance December 31, 2012	235,945	2013 Depreciation	(9,309)
2013 Acquisitions	598,176	Balance December 31, 2013	(11,011)
2013 Improvements	25,756	2014 Depreciation	(29,456)
Balance December 31, 2013	859,877	Balance December 31, 2014	(40,467)
2014 Acquisitions	822,305	2015 Depreciation	(49,734)
2014 Improvements	39,247	Balance December 31, 2015	$(90,201)
Balance December 31, 2014	1,721,429
2015 Acquisitions	802,456
2015 Improvements	65,018
Balance December 31, 2015	$2,588,903

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)	The aggregate cost for federal income tax purposes is approximately $2.9 billion.
(3)

Land and land improvements, initial cost, include the purchase price of land under development which is included as a component of construction in process in the consolidated balance sheets. As of December 31, 2015 these properties were under development; therefore, depreciation is not applicable.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013 (in thousands)

The following is a reconciliation of mortgages and other notes receivable on real estate for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Balance at beginning of year	$—	$3,949	$—
Additions during period:
New mortgage loans and additional advances	—	2,065	3,741
Accrued and deferred interest	—	288	124
Loan origination costs, net	—	—	84
Deductions during period:
Collection of principal	—	(6,302)	—
Balance at end of year	$—	$—	$3,949