Form 10-K/A
period 2015-12-31
CNL Healthcare Properties, Inc.
filed 2016-03-29
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders

(Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than

April 30, 2016.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10−K for the fiscal year ended December 31, 2015 ("Original Filing") solely to correct typographical errors on page 101 of the Original Filing related to the Report of Independent Registered Certified Public Accounting Firm contained in Item 8 of the Company’s Original Filing.  Except for these corrections, there have been no changes in any of the financial or other information contained in the Original Filing.  For convenience, the Original Filing as amended is hereby refiled in its entirety.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of CNL Healthcare Properties, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Healthcare Properties, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

10.5.3

Third Amendment to Expense Support and Restricted Stock Agreement effective as of January 1, 2016, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Corp. (Previously filed as Exhibit 10.5.3 to the Annual Report on Form 10-K filed March 16, 2016 and incorporated herein by reference.)

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

10.6.3

Third Amendment to Expense Support and Restricted Stock Agreement effective as of January 1, 2016, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.6.3 to the Annual Report on Form 10-K filed March 16, 2016 and incorporated herein by reference.)

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

10.62	Schedule of Omitted Documents (Previously filed as Exhibit 10.62 to the Annual Report on Form 10-K filed March 16, 2016 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Previously filed as Exhibit 21.1 to the Annual Report on Form 10-K filed March 16, 2016 and incorporated herein by reference.)

23.1	Consent of Independent Registered Certified Public Accounting Firm - PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101

The following materials from CNL  Healthcare Properties, Inc., Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Consolidated Statements of Cash Flows and (vi) Notes  to the Consolidated Financial Statements. (Previously filed as Exhibit 101 to the Annual Report on Form 10-K filed March 16, 2016 and incorporated herein by reference.)

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