Form 10-Q
period 2016-03-31
CNL Healthcare Properties, Inc.
filed 2016-05-11
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of common stock of the registrant outstanding as of May 2, 2016 was 175,253,445.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Real estate assets:
Real estate investment properties, net (including VIEs $113,309 and $103,691, respectively)	$2,462,333	$2,470,176
Real estate under development, including land (including VIEs $64,803 and $58,994, respectively)	71,064	62,521
Total real estate assets, net	2,533,397	2,532,697
Intangibles, net (including VIEs $3,738 and $4,015, respectively)	158,386	172,452
Cash (including VIEs $2,308 and $3,904, respectively)	54,135	68,922
Deferred rent and lease incentives (including VIEs $3,158 and $3,096, respectively)	28,757	23,477
Other assets (including VIEs $994 and $1,000, respectively)	23,935	23,334
Restricted cash (including VIEs $647 and $974, respectively)	9,766	10,287
Total assets	$2,808,376	$2,831,169
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $93,274 and $85,093, respectively)	$862,483	$831,825
Credit facilities	626,528	656,284
Other liabilities (including VIEs $1,561 and $1,387, respectively)	47,934	41,938
Accounts payable and accrued liabilities (including VIEs $12,423 and $11,412, respectively)	45,009	40,217
Due to related parties (including VIEs $152 and $136, respectively)	3,976	1,803
Total liabilities	1,585,930	1,572,067
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	542	551
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	—	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 176,924 and 175,824 shares issued, and 175,253 and 174,430 shares outstanding, respectively	1,751	1,744
Capital in excess of par value	1,532,954	1,528,781
Accumulated loss	(165,588)	(151,146)
Accumulated distributions	(130,997)	(112,543)
Accumulated other comprehensive loss	(17,678)	(9,747)
Total stockholders' equity	1,220,442	1,257,089
Noncontrolling interest	1,462	1,462
Total equity	1,222,446	1,259,102
Total liabilities and equity	$2,808,376	$2,831,169
The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Rental income from operating leases	$30,576	$21,640
Resident fees and services	57,344	40,032
Tenant reimbursement income	5,040	3,361
Total revenues	92,960	65,033
Operating expenses:
Property operating expenses	46,036	32,312
General and administrative	3,337	2,019
Acquisition fees and expenses	105	2,330
Asset management fees	6,653	4,210
Property management fees	4,470	3,254
Impairment provision	—	4,661
Loss on lease terminations	785	863
Depreciation and amortization	32,565	23,293
Total operating expenses	93,951	72,942
Operating loss	(991)	(7,909)
Other income (expense):
Interest and other income	28	60
Interest expense and loan cost amortization	(13,238)	(9,866)
Equity in loss of unconsolidated entity	(120)	(226)
Total other expense	(13,330)	(10,032)
Loss before income taxes	(14,321)	(17,941)
Income tax expense	(120)	(64)
Net loss	(14,441)	(18,005)
Less: Net income (loss) attributable to noncontrolling interest	1	(5)
Net loss attributable to common stockholders	$(14,442)	$(18,000)
Net loss per share of common stock (basic and diluted)	$(0.08)	$(0.14)
Weighted average number of shares of common stock outstanding (basic and diluted)	174,681	131,880

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net loss attributable to common stockholders	$(14,442)	$(18,000)
Other comprehensive income (loss):
Unrealized loss on derivative financial instruments, net	(7,948)	(5,268)
Reclassification of cash flow hedges upon derecognition	—	74
Reclassification of cash flow hedges due to ineffectiveness	18	—
Unrealized loss on derivative financial instruments of equity method investments	(1)	(6)
Total other comprehensive loss	(7,931)	(5,200)
Comprehensive loss	(22,373)	(23,200)
Less: Comprehensive loss attributable to noncontrolling interest	—	—
Comprehensive loss attributable to common stockholders	$(22,373)	$(23,200)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Loss	Equity	Interest	Equity
Balance at December 31, 2015	$551	174,430	$1,744	$1,528,781	$(151,146)	$(112,543)	$(9,747)	$1,257,089	$1,462	$1,259,102
Subscriptions received for common stock through reinvestment plan	—	1,100	11	10,714	—	—	—	10,725	—	10,725
Redemptions of common stock	—	(277)	(4)	(2,691)	—	—	—	(2,695)	—	(2,695)
Net income (loss)	(9)	—	—	—	(14,442)	—	—	(14,442)	10	(14,441)
Other comprehensive loss	—	—	—	—	—	—	(7,931)	(7,931)	—	(7,931)
Distribution to holder of noncontrolling interest	—	—	—	—	—	—	—	—	(10)	(10)
Distribution to holder of promoted interest	—	—	—	(3,850)	—	—	—	(3,850)	—	(3,850)
Cash distributions declared and paid or reinvested ($0.1058 per share)	—	—	—	—	—	(18,454)	—	(18,454)		(18,454)
Balance at March 31, 2016	$542	175,253	$1,751	$1,532,954	$(165,588)	$(130,997)	$(17,678)	$1,220,442	$1,462	$1,222,446
Balance at December 31, 2014	$568	116,256	$1,163	$1,007,326	$(83,091)	$(49,342)	$(4,864)	$871,192	$400	$872,160
Subscriptions received for common stock through public offering and reinvestment plan	—	17,897	179	188,207	—	—	—	188,386	—	188,386
Stock distributions	—	943	9	(9)	—	—	—	—	—	—
Redemptions of common stock	—	(204)	(2)	(1,940)	—	—	—	(1,942)	—	(1,942)
Stock issuance and offering costs	—	—	—	(18,558)	—	—	—	(18,558)	—	(18,558)
Net loss	—	—	—	—	(18,000)	—	—	(18,000)	(5)	(18,005)
Other comprehensive loss	—	—	—	—	—	—	(5,200)	(5,200)	—	(5,200)
Cash distributions declared and paid or reinvested ($0.1058 per share)	—	—	—	—	—	(13,248)	—	(13,248)	—	(13,248)
Balance at March 31, 2015	$568	134,892	$1,349	$1,175,026	$(101,091)	$(62,590)	$(10,064)	$1,002,630	$395	$1,003,593

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net cash flows provided by operating activities	$16,008	$11,317
Investing activities:
Acquisition of properties	—	(76,060)
Development of properties	(17,526)	(17,567)
Capital expenditures	(1,472)	(1,785)
Changes in restricted cash	520	2,974
Payment of leasing costs	(985)	(418)
Deposits on real estate	—	(750)
Net cash used in investing activities	(19,463)	(93,606)
Financing activities:
Subscriptions received for common stock through public offering	—	180,738
Payment of stock issuance and offering costs	(32)	(19,388)
Distributions to stockholders, net of distribution reinvestments	(7,729)	(5,600)
Distributions to holder of noncontrolling interest	(10)	—
Redemptions of common stock	(2,739)	(872)
Draws under revolving credit facility	15,113	—
Repayment on revolving credit facility	(45,000)	(31,403)
Proceeds from mortgage and other notes payable	35,285	18,187
Principal payments on mortgage and other notes payable	(4,738)	(33,936)
Lender deposits	(50)	—
Purchase of interest rate cap	(587)	—
Payment of loan costs	(845)	(427)
Net cash flows provided by (used in) financing activities	(11,332)	107,299
Net increase (decrease) in cash	(14,787)	25,010
Cash at beginning of period	68,922	91,355
Cash at end of period	$54,135	$116,365
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Accrued development costs	$12,647	$9,181
Redemptions payable	$2,695	$1,942
Distribution to holder of promoted interest	$3,850	$—

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (“Company”) incorporated on June 8, 2010 and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the year ended December 31, 2012.  The Company is externally advised by CNL Healthcare Corp. (“Advisor”) and its property manager is CNL Healthcare Manager Corp. (“Property Manager”), each of which is an affiliate of CNL Financial Group, LLC (“Sponsor”).  The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”) and CNL Securities Corp. (“Managing Dealer”), the managing dealer of the Company’s public offerings (“Offerings”).  The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the operating partnership and the Advisor.  Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by affiliates of the Advisor and the Property Manager.  In addition, third-party sub-property managers have been engaged to provide certain property management services.

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

On September 30, 2015, the Company completed its Offerings pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the Securities and Exchange Commission (“SEC”).  In October 2015, the Company deregistered the unsold shares of its common stock under its previous registration statement on Form S-11, except for 20,000,000 shares that the Company concurrently registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through its distribution reinvestment plan (“Reinvestment Plan”).

With the completion of the Offerings, the Company’s focus is on actively managing a diversified portfolio of healthcare real estate or real estate-related assets within the seniors housing, medical office, post-acute care and acute care asset classes.  The types of seniors housing that the Company has acquired include independent and assisted living facilities, continuing care retirement communities, and Alzheimer’s / memory care facilities.  The types of medical offices that the Company has acquired include medical office buildings (“MOB”), specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services.  The types of post-acute care facilities that the Company has acquired include skilled nursing facilities and inpatient rehabilitative hospitals.  The types of acute care facilities that the Company has acquired include general acute care hospitals and specialty surgical hospitals.  The Company views, manages and evaluates its portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

The Company has primarily leased its seniors housing properties to wholly owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company has also leased its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties have been leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, most of the Company’s investments have been wholly owned, although, it has invested through partnerships with other entities where it is believed to be appropriate and beneficial.  The Company has and continues to invest in new property developments or properties that have not reached full stabilization.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016.  Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements include the Company’s accounts, the accounts of wholly owned subsidiaries or subsidiaries for which the Company has a controlling interest, the accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary and the accounts of other subsidiaries over which the Company has a controlling financial interest.   All material intercompany accounts and transactions have been eliminated in consolidation.

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

Adopted Accounting Pronouncements — In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted.  The amendments may be applied using either a modified retrospective or full retrospective approach.  The Company retrospectively adopted ASU 2015-02 on January 1, 2016; the adoption of which modified the Company’s identification and conclusions for certain entities from variable interest entities to voting interest entities and resulted in the removal of required disclosures related to those entities, but did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows as the Company’s consolidation determinations for all of its VIE’s remained unchanged.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

The Company adopted ASU 2015-03 on January 1, 2016; the adoption of which impacted the Company’s presentation of its consolidated financial position but did not have a material impact on the Company’s consolidated results of operations or cash flows.  Accordingly, the Company has retrospectively adjusted the presentation of loan costs for all periods presented.  The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s condensed consolidated balance sheet as of December 31, 2015 (in thousands):

	As Filed		Adjusted
	December 31,		December 31,
	2015	Adjustments	2015
Other assets	$21,302	$2,032	$23,334
Loan costs, net	$14,358	$(14,358)	$—
Mortgages and other notes payable, net	$840,435	$(8,610)	$831,825
Credit facilities	$660,000	$(3,716)	$656,284

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

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted.  ASU 2014-09 can be adopted using one of two retrospective transition methods: (i) retrospectively to each prior reporting period presented or (ii) as a cumulative-effect adjustment as of the date of adoption.  The Company has not yet selected a transition method and is currently evaluating the impact of ASU 2014-09; however, its adoption could potentially have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

3.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Land and land improvements	$231,449	$229,046
Building and building improvements	2,304,994	2,297,336
Furniture, fixtures and equipment	62,620	60,601
Less: accumulated depreciation	(136,730)	(116,807)
Real estate investment properties, net	2,462,333	2,470,176
Real estate under development, including land	71,064	62,521
Total real estate assets, net	$2,533,397	$2,532,697

Depreciation expense on the Company’s real estate investment properties, net was approximately $19.9 million and $13.6 million for the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, the Company completed the construction of the final phase of the Raider Ranch community in Lubbock, Texas.  As such, the asset values related to the Raider Ranch development are included in real estate investment properties, net in the accompanying condensed consolidated balance sheet as of March 31, 2016.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

3.	Real Estate Assets, net (continued)

As of March 31, 2016, eight of the Company’s seniors housing communities and one post-acute care facility have real estate under development or expansion projects with third-party developers as follows (in thousands):

Property Name (and Location)	Developer	Real Estate Development Costs Incurred (1)	Remaining Development Budget (2)
Development Properties
Watercrest at Katy (Katy, TX) (3)	South Bay Partners, Ltd	31,595	11,902
Welbrook Senior Living Grand Junction (Grand Junction, CO)	Embree Asset Group, Inc.	5,375	9,190
Waterstone (Greenville, SC)	T&D Greenville, LLC	10,442	18,934
Wellmore of Lexington (Lexington, SC)	Maxwell Group, Inc.	13,512	42,799
Dogwood Forest of Grayson (Grayson, GA)	Solomon Development Services, LLC	5,454	21,575
Fieldstone at Pear Orchard (Yakima, WA) (4)	Cascadia Development, LLC	3,841	12,045
Expansion / Conversion Projects
Town Village (Oklahoma City, OK)	South Bay Partners, Ltd	60	1,440
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	552	5,470
Brookridge Heights Assisted Living & Memory Care (Marquette, MI)	Capital Health Partners	233	4,598
		$71,064	$127,953

_____________

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the seniors housing community or post-acute care facility as of March 31, 2016.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount includes preleasing and marketing costs, which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 95%.
(4)	This property is owned through a joint venture in which the Company’s initial ownership interest is 75%.

The development budgets include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties.  Generally, the Company has delegated to an affiliate of the developer of the respective community the management and administration of the development and construction.  Each developer is responsible for any cost overruns beyond the approved development budget for the applicable project pursuant to a cost overrun guarantee.  Some of these developments were deemed to be VIEs; refer to Note 5. “Variable Interest Entities” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

4.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31,	December 31,
	2016	2015
In-place lease intangibles	$220,199	$220,917
Above-market lease intangibles	13,858	13,960
Below-market ground lease intangibles	12,470	12,470
Less: accumulated amortization	(88,141)	(74,895)
Intangible assets, net	$158,386	$172,452
Below-market lease intangibles	$(12,060)	$(12,095)
Above-market ground lease intangibles	(3,488)	(3,488)
Less: accumulated amortization	3,008	2,581
Intangible liabilities, net (1)	$(12,540)	$(13,002)

____________

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $13.2 million for the three months ended March 31, 2016, of which approximately $0.5 million was treated as a reduction of rental income from operating leases, approximately $0.1 million was treated as an increase of property operating expenses and approximately $12.6 million was included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $10.2 million for the three months ended March 31, 2015, of which approximately $0.5 million was treated as a reduction of rental income from operating leases, approximately $0.1 million was treated as an increase of property operating expenses and approximately $9.7 million was included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $0.4 million for the three months ended March 31, 2016, of which approximately $0.4 million was treated as an increase of rental income from operating leases and approximately $0.02 million was treated as a reduction of property operating expenses.  For the three months ended March 31, 2015, amortization on the Company’s intangible liabilities was approximately $0.4 million, of which approximately $0.4 million was treated as an increase of rental income from operating leases and approximately $0.02 million was treated as a reduction of property operating expenses.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

5.	Variable Interest Entities

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Assets:
Real estate investment properties, net	$113,309	$103,691
Real estate under development, including land	$64,803	$58,994
Intangibles, net	$3,738	$4,015
Cash	$2,308	$3,904
Deferred rent and lease incentives	$3,158	$3,096
Other assets	$994	$1,000
Restricted cash	$647	$974
Liabilities:
Mortgages and other notes payable, net	$93,274	$85,093
Accounts payable and accrued liabilities	$881	$743
Accrued development costs	$11,542	$10,669
Other liabilities	$1,561	$1,387
Due to related parties	$152	$136

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $79.4 million as of March 31, 2016. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

As of March 31, 2016, the Company has 12 subsidiaries which are VIEs due to the following factors and circumstances:

•

Three of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to either a ground lease or an air rights lease that include buy-out and put options held by either the tenant or landlord under the applicable lease.  These buy-out and put options have the potential to cap either the Company’s expected returns or its obligation to absorb the losses of the properties.

•	Six of these subsidiaries are entities with real estate under development or completed developments in which there is insufficient equity at risk due to the development nature of each entity.
•	Two of these subsidiaries are joint ventures with real estate under development in which there is insufficient equity at risk due to the development nature of each joint venture.
•

One of these subsidiaries is a joint venture in which the Company’s co-venture partner has an equity interest that consists of non-substantive protective voting rights, but not any participating or kick-out rights.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

6.	Contingent Purchase Price Consideration

The following table provides a roll-forward of the fair value of the Company’s aggregate contingent purchase price consideration for the three months ended March 31, 2016 (in thousands):

Property	Beginning asset (liability) as of December 31, 2015	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of March 31, 2016
Superior Residences of Panama City	$(3,000)	—	—	$(3,000)
The Shores of Lake Phalen	(750)	—	—	(750)
Siena Pavilion VI	(3,750)	—	—	(3,750)
Center One	1,019	(79)	—	940
	$(6,481)	(79)	—	$(6,560)

The fair value of the contingent purchase price consideration is based on a then-current income approach that is primarily determined based on the present value and probability of future cash flows using internal underwriting models.  The income approach further includes estimates of risk-adjusted rate of return, capitalization rates for the respective property and/or lease-up assumptions.  Since these estimates include inputs that are less observable by the public and are not necessarily reflected in active markets, the measurements of the estimated fair value related to the Company’s contingent purchase price consideration are categorized as Level 3 on the three-level fair value hierarchy.  There were no transfers into and out of fair value measurement levels during the three months ended March 31, 2016.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

7.	Indebtedness

The following table provides details of the Company’s indebtedness as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Mortgages payable and other notes payable:
Fixed rate debt	$389,305	$391,639
Variable rate debt (1)	481,897	449,017
Mortgages and other notes payable (2)	871,202	840,656
Premium (discount), net (3)	(182)	(221)
Loan costs, net	(8,537)	(8,610)
Total mortgages and other notes payable, net	862,483	831,825
Credit facilities:
Revolving Credit Facility (4) (5)	180,113	225,000
First Term Loan Facility (1)	175,000	175,000
Second Term Loan Facility (5)	275,000	260,000
Loan costs, net related to Term Loan Facilities	(3,585)	(3,716)
Total credit facilities, net	626,528	656,284
Total borrowings, net	$1,489,011	$1,488,109

_____________

FOOTNOTES:

(1)

As of March 31, 2016 and December 31, 2015, the Company had entered into interest rate swaps with notional amounts of approximately $478.9 million and $480.7 million, respectively, which settle on a monthly basis. In addition, as of March 31, 2016 and December 31, 2015, the Company had entered into forward-starting interest rate swaps for total notional amounts of approximately $48.4 million and $48.4 million, respectively, in order to hedge its exposure to variable rate debt in future periods.  Refer to Note 9. “Derivative Financial Instruments” for additional information.

(2)

As of March 31, 2016 and December 31, 2015, the Company’s mortgages and other notes payable are collateralized by 66 and 65 properties, respectively, with total carrying value of approximately $1.4 billion and $1.4 billion, respectively.

(3)	Premium (discount), net is reflective of the Company recording mortgage notes payable assumed at fair value on the respective acquisition date.
(4)

As of March 31, 2016 and December 31, 2015, availability under the Revolving Credit Facility was approximately $41.7 million and $20.0 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

(5)

As of March 31, 2016 and December 31, 2015, the Company had entered into interest rate caps with a notional amounts of approximately $410.0 million and $260.0 million, respectively.  Refer to Note 9. “Derivative Financial Instruments” for additional information.

The fair market value and carrying value of the mortgage and other notes payable was approximately $877.1 million and $862.5 million, respectively, and the fair market value and carrying value of the credit facilities was $630.1 million and $626.5 million, respectively, as of March 31, 2016.  The fair market value and carrying value of the mortgage and other notes payable was approximately $844.6 million and $831.8 million, respectively, and the fair market value and carrying value of the credit facilities was $660.0 million and $656.3 million, respectively, as of December 31, 2015.  These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of March 31, 2016 and December 31, 2015 because of the relatively short maturities of the obligations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

7.	Indebtedness (continued)

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

As of March 31, 2016, the Company was in compliance with all financial covenants and ratios.

8.	Related Party Arrangements

In March 2013, the Company entered into the advisor expense support and restricted stock agreement (“Advisor Expense Support Agreement”), whereby the Advisor agreed to provide expense support to the Company through forgoing the payment of fees in cash and acceptance of forfeitable restricted common stock (“Restricted Stock”) for services rendered and specified expenses incurred in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Advisor Expense Support Agreement).  The Advisor expense support amount was determined for each calendar quarter of the Company, on a non-cumulative basis, each quarter-end date (“Original Determination Date”).  In August 2013, the Company entered into the property manager expense support and restricted stock agreement (“Property Manager Expense Support Agreement”), whereby the Property Manager agreed to provide expense support to the Company through forgoing the payment of fees in cash and accepting Restricted Stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Property Manager Expense Support Agreement).  The Property Manager expense support amount was determined, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each Original Determination Date.

In exchange for services rendered and in consideration of the expense support provided, the Company issued, within 45 days following each Original Determination Date, a number of shares of restricted stock equal to the quotient of the expense support amounts provided by the Advisor and Property Manager for the preceding quarter divided by either: (1) the then-current public offering price per share of common stock during the Offerings or (2) the Company’s then-current net asset value (“NAV”) per share of common stock subsequent to the Offerings, on the terms and conditions and subject to the restrictions set forth in the Advisor Expense Support Agreement and the Property Manager Expense Support Agreement (“Original Expense Support Agreements”).  Any amounts settled, and for which restricted stock shares were issued, pursuant to the Original Expense Support Agreements have been permanently settled and the Company has no further obligation to pay such amounts to the Advisor or the Property Manager. The Restricted Stock is subordinated and forfeited to the extent that stockholders do not receive their invested capital plus a 6% cumulative, noncompounded annual return upon the ultimate liquidity of the Company. Since the vesting criteria is outside the control of the Advisor and Property Manager and involves both market conditions and counterparty performance conditions, the restricted stock shares are treated as unissued for financial reporting purposes until the vesting criteria are met.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

8.	Related Party Arrangements (continued)

In March 2016, the Company’s board of directors approved amended and restated expense support agreements with both the Advisor and Property Manager (“Amended Expense Support Agreements”) that are effective January 1, 2016 and change the calculation and determination date of the respective affiliate’s expense support amounts from each calendar quarter, on a non-cumulative basis, to each calendar year on a cumulative year-to-date basis (“Amended Determination Date”).  Under the terms of the Amended Expense Support Agreements, for each quarter within a calendar expense support year, the Company will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the Amended Expense Support Agreements, the Company will issue, within 90 days following the Amended Determination Date, a number of shares of restricted stock equal to the quotient of the expense support amounts provided by the Advisor and Property Manager for the preceding calendar year divided by the Company’s then-current NAV per share of common stock.  The terms of the Amended Expense Support Agreements automatically renew for consecutive one year periods, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice to the Company.

The following fees are expected to be or were settled and paid in the form of Restricted Stock in connection with the Amended Expense Support Agreements for the three months ended March 31, 2016 and the Original Expense Support Agreements for the three months ended March 31, 2015, and cumulatively as of March 31, 2016 under both agreements (in thousands, except offering price):

	Three Months Ended		As of
	March 31,		March 31,
	2016	2015	2016
Asset management fees (1)	$375	$545	$11,023
Then-current offering price or NAV (2)	$9.75	$10.58	$9.75
Restricted Stock shares (3)	38	52	1,079
Cash distributions on Restricted Stock (4)	$90	$54	$474
Stock distributions on Restricted Stock (5)	—	4	21

______________

FOOTNOTES:

(1)

No other amounts have been settled in accordance with the Amended Expense Support Agreements for the three months ended March 31, 2016 and 2015, and the Original Expense Support Agreements for the three months ended March 31, 2015, and cumulatively as of March 31, 2016 under both agreements.

(2)

The number of restricted stock shares granted to the Advisor in lieu of payment in cash is determined by dividing the expense support amount for the respective determination date by the then-current public offering price as of the Original Determination Date or by the then-current NAV per share as of the Amended Determination Date.

(3)

As of March 31, 2016, Restricted Stock shares are comprised of approximately 1.04 million shares issued to the Advisor and approximately 0.04 million expected to be issued to the Advisor on the Amended Determination Date. No fair value was assigned to the Restricted Stock shares as the shares were valued at zero, which represents the lowest possible value estimated at vesting.  In addition, the Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met through March 31, 2016.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

8.	Related Party Arrangements (continued)

The Company maintained accounts totaling approximately $0.1 million as of December 31, 2015, at a bank in which the Company’s chairman served as a director during the year ended December 31, 2015.

The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis.  Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (“Expense Year”) commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”).  In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Amended Expense Support Agreements.  For the Expense Year ended March 31, 2016, the Company did not incur operating expenses in excess of the Limitation.

In March 2015, the Company acquired Fieldstone Memory Care for a purchase price of $12.4 million from a related party of the Company’s Sponsor.

The fees incurred by and reimbursable to the Managing Dealer in connection with the Company’s Offerings for the three months ended March 31, 2016 and 2015, and related amounts unpaid as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Three Months Ended		Unpaid amounts as of (1)
	March 31,		March 31,	December 31,
	2016	2015	2016	2015
Selling commissions (2)	$—	$4,022	$—	$—
Marketing support fees (2)	—	5,387	—	—
	$—	$9,409	$—	$—

The expenses and fees incurred by and reimbursable to the Company’s related parties for the three months ended March 31, 2016 and 2015, and related amounts unpaid as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Three Months Ended		Unpaid amounts as of (1)
	March 31,		March 31,	December 31,
	2016	2015	2016	2015
Reimbursable expenses:
Offering costs (2)	$—	$882	$—	$32
Operating expenses (3)	1,230	898	1,106	935
Acquisition fees and expenses	30	104	20	12
	1,260	1,884	1,126	979
Investment services fees (4)	—	1,416	—	182
Property management fees (5)	1,199	980	819	418
Asset management fees (6)	7,198	4,886	2,031	224
	$9,657	$9,166	$3,976	$1,803

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

8.	Related Party Arrangements (continued)

________________

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity and redeemable noncontrolling interest.
(3)	Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations.
(4)	Investment service fees are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.
(5)

For the three months ended March 31, 2016 and 2015, the Company incurred approximately $1.2 million and $1.0 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.2 million and $0.3 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.

(6)

For the three months ended March 31, 2016, the Company incurred approximately $7.2 million in asset management fees payable to the Advisor of which approximately $0.2 million was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet.  In addition, the Company recognized a reduction in asset management fees of approximately $0.4 million as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the Amended Expense Support Agreements.  For the three months ended March 31, 2015, the Company incurred approximately $4.9 million in asset management fees payable to the Advisor of which approximately $0.5 million was settled in accordance with the terms of the Advisor Expense Support Agreement and approximately $0.1 million was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet.

9.	Derivative Financial Instruments

The following summarizes the terms of the Company’s, or its equity method investments’, derivative financial instruments and the corresponding asset (liability) as of March 31, 2016 and December 31, 2015 (in thousands):

							Fair value asset (liability) as of
Notional Amount		Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	March 31, 2016		December 31, 2015
$12,200	(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018		$(145)		$(85)
$37,901	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018		$(1,652)		$(1,472)
$25,826	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018		$(1,228)		$(1,086)
$10,609	(3)	3.0%	― %	6/27/2014	6/30/2014	6/30/2017	$	―		$1
$48,415	(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019		$(1,811)		$(1,066)
$83,449	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019		$(3,310)		$(2,283)
$6,967	(2)	1.2%	2.3%	11/12/2014	11/15/2014	10/15/2017		$(62)		$(37)
$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019		$(3,837)		$(1,694)
$137,597	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019		$(3,966)		$(1,795)
$260,000	(3)	1.5%	― %	11/19/2015	11/19/2015	11/30/2018		$707		$1,988
$150,000	(3)	1.5%	― %	3/1/2016	3/1/2016	11/30/2018		$411	$	―

_______________

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
(2)

Amounts related to interest rate swaps held by the Company, or its equity method investments, which are recorded at fair value and included in either other assets or other liabilities in the accompanying condensed consolidated balance sheets.

(3)

Amounts related to the interest rate caps held by the Company, or its equity method investments, which are recorded at fair value and included in other assets in the accompanying condensed consolidated balance sheets.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

9.	Derivative Financial Instruments (continued)

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

10.	Equity

Stockholders’ Equity:

Distribution Reinvestment Plan — For the three months ended March 31, 2016 and 2015, the Company received proceeds through its Reinvestment Plan of approximately $10.7 million ( 1.1  million shares) and $7.6 million (0.8 million shares), respectively.

Distributions — The following table details the Company’s historical share prices in its Offerings, including the prices pursuant to the Reinvestment Plan and the Company’s monthly cash and stock distributions per share:

Period	Price per Share	Reinvestment Plan Price per Share	Monthly Cash Distributions	Monthly Stock Distributions
January 1, 2015 through February 11, 2016	$10.58	$10.06	$0.0353	(2)
February 12, 2016 through March 31, 2016 (1)	$9.75	$9.75	$0.0353	―

FOOTNOTES:

(1)	The Company’s board of directors adopted an estimated NAV of $9.75 as of December 31, 2015, which upon adoption represents the Reinvestment Plan price per share.
(2)	The Company closed its Offerings on September 30, 2015 and discontinued its stock distributions concurrently. The monthly stock distributions were 0.0025 through September 30, 2015.

During the three months ended March 31, 2016 and 2015, the Company declared cash distributions of $18.5 million and $13.2 million, respectively, of which $7.7 million and $5.6 million, were paid in cash to stockholders and $10.7 million and $7.6 million, respectively, were reinvested pursuant to the Reinvestment Plan.  In addition, the Company declared and made stock distributions of approximately 0.9 million shares of common stock during the three months ended March 31, 2015. The Company closed its Offerings on September 30, 2015 and discontinued its stock distributions concurrently.

Redemptions — During the three months ended March 31, 2016 and 2015, the Company received requests for the redemption of common stock of approximately 0.3 million and 0.2 million shares, respectively, all of which were approved for redemption at an average price of $9.73 and $9.51, respectively, and for a total of approximately $2.7 million and $1.9 million, respectively.

Promoted Interest — During the three months ended March 31, 2016, the Company recorded, as a reduction to capital in excess of par value, approximately $3.9 million related to the promoted interest held by the third-party developer of Dogwood Forest of Acworth, as the property reached stabilization during the quarter and it became probable that the promoted interest thresholds will be met.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

10.	Equity (continued)

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investments, and included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016 and 2015 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments		Location of gain (loss) reclassified into earnings	Loss reclassified from AOCI into earnings
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2016	2015		2016	2015
Interest rate swaps	$(6,491)	$(5,268)	Interest expense and loan cost amortization	$(1,296)	$(659)
Interest rate caps	(1,457)	―	Interest expense and loan cost amortization	―	―
Reclassification of interest rate swaps upon derecognition	―	74	Interest expense and loan cost amortization	―	(74)
Reclassification of interest rate swaps due to ineffectiveness	18	―	Interest expense and loan cost amortization	(18)	―
Interest rate cap held by unconsolidated joint venture	(1)	(6)	Not applicable	―	―
Total	$(7,931)	$(5,200)		$(1,314)	$(733)

11.	Commitments and Contingencies

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

The Company has 10 promoted interest agreements with third-party developers, certain operating targets have been established which, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return of the Company’s investment in the development.

Refer to Note 3. “Real Estate Assets, net” for additional information on the remaining development budgets for the Company’s real estate under development.

Refer to Note 6. “Contingent Purchase Price Consideration” for information on potential contingent purchase price considerations related to property acquisitions.

Refer to Note 8. “Related Party Arrangements” for information on contingent restricted stock shares due to the Company’s Advisor and Property Manager in connection with the Amended Expense Support Agreements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

Important factors that could cause the Company's actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions and the following: a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with the Company’s investment strategy, including its concentration in the healthcare sector; the illiquidity of an investment in the Company’s stock; liquidation at less than the subscription price of the Company’s stock; the impact of regulations requiring periodic valuation of the Company on a per share basis, including the uncertainties inherent in such valuations and that the amount that a stockholder would ultimately realize upon liquidation may vary significantly from the Company’s estimated net asset value; risks associated with real estate markets, including declining real estate values; risks associated with reliance on the Company’s advisor and its affiliates, including conflicts of interest; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s inability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s qualification as a REIT for federal income tax purposes; and the Company’s inability to protect its intellectual property and the value of its brand.  Given these uncertainties, the Company cautions you not to place undue reliance on forward-looking information.

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s  reports filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual reports on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of March 31, 2016 (unaudited) and December 31, 2015.  Amounts as of December 31, 2015, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2015.

Overview

CNL Healthcare Properties, Inc. is a Maryland corporation incorporated on June 8, 2010 that elected to be taxed as a REIT beginning with the year ended December 31, 2012 for U.S. federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Healthcare Corp., which serves as our Advisor and is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Healthcare Manager Corp., our Property Manager, to manage our properties under a six year property management agreement, which is effective through June 8, 2017.

From July 2011 to September 2015, we raised approximately $1.7 billion through our Offerings. The net proceeds from our Offerings were contributed to CHP Partners, LP, our operating partnership, in exchange for partnership interests.  Substantially all of our assets are held by, and substantially all of our operations are conducted through, the operating partnership. Substantially all of our assets are held by, and all operations are conducted, either directly or indirectly, through: (1) the Operating Partnership in which we are the sole limited partner and our wholly owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly owned TRS, CHP TRS Holding, Inc.; (3) property owner subsidiaries and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

On September 30, 2015, we completed our Offerings pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the SEC.  In October 2015, we deregistered the unsold shares of our common stock under our previous registration statement on Form S-11, except for 20,000,000 shares that we concurrently registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through our Reinvestment Plan.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 33 states. The map below shows our current property allocations across geographic regions as of May 2, 2016:

As of May 2, 2016, our healthcare investment portfolio consisted of interests in 144 properties, including 74 seniors housing communities, 54 MOBs, 11 post-acute care facilities and five acute care hospitals.  Of our properties held at May 2, 2016, eight of our 74 seniors housing communities currently have real estate under development or current expansion projects and five were owned through an unconsolidated joint venture.  One of our 11 post-acute care facilities currently has real estate under development. The following table summarizes our healthcare portfolio by asset class and investment structure as of May 2, 2016:

		Amount of	Percentage
Type of Investment	Number of Investments	Investments (in millions)	of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$327.8	11.2%
Seniors housing managed (2)	49	1,259.8	43.0%
Seniors housing developments (3)	5	64.8	2.2%
Seniors housing expansion projects (3)	(4)	0.9	0.0%
Medical office leased (1)	54	931.0	31.9%
Post-acute care leased (1)	10	148.0	5.1%
Post-acute care development (3)	1	5.4	0.2%
Acute care leased (1)	5	153.9	5.3%
Unconsolidated investments:
Seniors housing managed (5)	5	31.1	1.1%
	144	$2,922.7	100.0%

_____________

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	Investments herein represent funded and accrued development costs as of March 31, 2016.
(4)	Investments herein relate to expansion projects whose property counts are included in seniors housing managed.
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

During the three months ended March 31, 2016, we continued to invest in new ground-up development and value-add or stabilizing properties.  During the construction and lease-up phase, these types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our results of operations and net asset valuation.  However, we believe that investing a portion of our capital into these types of properties is beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions.  Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

Based on revenues for the three months ended March 31, 2016, the Company’s portfolio is comprised of 73.8% stabilized properties, of which 3.0% are completed developments, and 26.2% value-add or stabilizing properties, of which 1.9% are recently completed developments that are currently in the lease-up phase.

The following table lists our occupancy, RevPOU and rent per square feet by asset class within our healthcare portfolio as of March 31, 2016:

Operating Stage	Occupancy %	RevPOU	Rent per Square Feet
Value-add or Stabilizing:
Seniors Housing	79.6%	$3,637	$—
Medical Office	79.6%	$—	$2.91
Stabilized:
Seniors Housing	90.9%	$4,462	$—
Medical Office	94.4%	$—	$2.66
Acute	100.0%	$—	$2.58
Post-Acute (1)	99.9%	$7,147	$2.81

___________

FOOTNOTE:

(1)	Post-acute is comprised of skilled nursing facilities, which are evaluated based on RevPOU, and inpatient rehab hospitals, which are evaluated based on rent per square feet.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 5% or more of our rentable space as of March 31, 2016:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	22.9%	2022-2025
Parc Communities, LLC	2	385	7.0%	2017
Novant Medical Group, Inc.	5	283	5.1%	2018-2025
Other tenants (1)	64	3,579	65.0%	2016-2033
	84	5,508	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	6	1,438	26.4%	2019
Prestige Senior Living, LLC	13	895	16.4%	2019
MorningStar Senior Management, LLC	4	834	15.3%	2018-2019
Other operators (1)	26	2,285	41.9%	2017-2025
	49	5,452	100.0%

___________

FOOTNOTE:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our rentable square footage.

While we are not directly impacted by the performance of the underlying properties leased to third-party tenants, we believe that the financial and operational performance of our tenants provides an indication about the health of our tenants and their ability to pay rent. To the extent that our tenants, managers or our joint venture partners experience operating difficulties and become unable to generate sufficient cash to make rent payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease, management and joint venture agreements. Therefore, in order to mitigate the aforementioned risk, we monitor our investments through a variety of methods determined by the type of property.

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

During the three months ended March 31, 2016, our rental revenues from operating leases represented approximately 32.9% of our total revenues.  As of March 31, 2016, approximately 64.0% of our rental revenues from operating leases were scheduled to expire in 2021 or later.  Based on this, we do not expect lease turnover or any increases in property operating expenses to have a significant impact on our cash flow from operations in the near term.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2016, each of the next nine years and thereafter on our consolidated healthcare investment portfolio (excludes real estate under development), assuming that none of the tenants exercise any of their renewal options as of March 31, 2016 (in thousands, except for number of tenants and percentages):

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2016	48	164	$3,889	3.4%
2017	70	648	11,546	10.2%
2018	99	404	10,462	9.2%
2019	66	292	7,098	6.3%
2020	56	331	7,810	6.9%
2021	19	146	3,410	3.0%
2022	24	1,019	14,856	13.1%
2023	72	687	16,329	14.4%
2024	9	241	5,758	5.1%
2025	31	605	11,888	10.5%
Thereafter	40	787	20,067	17.9%
Total	534	5,324	$113,113	100.0%

Weighted Average Remaining Lease Term: (3)			7.5 years

___________

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent escalations included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Real Estate Under Development

As of May 2, 2016, we had interests in six properties under development and three properties with expansion projects that will provide us with 834 additional units upon completion as follows:

Property Name (and Location)	Developer	Number of Units upon Completion	Development Costs Incurred (in millions) (1)	Remaining Development Budget (in millions) (2)	Maximum Construction Loans Available (in millions)	Estimated Completion Date
Development Properties
Watercrest at Katy (Katy, TX) (3)	South Bay Partners, Ltd	210 units	$31.6	$11.9	$11.0	3rd quarter 2016
Welbrook Senior Living Grand Junction (Grand Junction, CO)	Embree Asset Group, Inc.	50 units	5.4	9.2	―	4th quarter 2016
Waterstone (Greenville, SC)	T&D Greenville, LLC	114 units	10.4	18.9	18.9	1st quarter 2017
Wellmore of Lexington (Lexington, SC)	Maxwell Group, Inc.	212 units	13.5	42.8	35.7	2nd quarter 2017
Dogwood Forest of Grayson (Grayson, GA)	Solomon Development Services, LLC	99 units	5.5	21.6	16.4	3rd quarter 2017
Fieldstone at Pear Orchard (Yakima, WA) (4)	Cascadia Development, LLC	75 units	3.8	12.1	10.9	4th quarter 2017
Expansion Projects
Town Village (Oklahoma City, OK)	South Bay Partners, Ltd	16 units	0.1	1.4	―	3rd quarter 2016
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	32 units	0.6	4.6	―	2nd quarter 2017
Brookridge Heights Assisted Living & Memory Care (Marquette, MI)	Capital Health Partners	26 units	0.2	5.5	―	2nd quarter 2017
	Total	834 units	$71.1	$128.0	$92.9

_____________

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of these properties as of March 31, 2016.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount includes preleasing and marketing costs which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 95%.
(4)	This property is owned through a joint venture in which the Company’s initial ownership interest is 75%.

The development budgets include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties.  Generally, we have delegated to an affiliate of the developer of the respective community the management and administration of the development and construction.  Each developer is responsible for any cost overruns beyond the approved development budget for the applicable project.

Liquidity and Capital Resources

General

Our primary source of capital, through the close of our Offerings on September 30, 2015, was proceeds we received from our Offerings.  Our principal demand for funds has been for acquisitions, the payment of debt service on our outstanding indebtedness and the payment of distributions.  Generally, we expect to meet short-term working capital needs from our cash flows from operations and proceeds from our Reinvestment Plan.

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

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, other assets and undistributed operating cash flows.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of March 31, 2016, we have approximately $41.7 million of available proceeds remaining under our Revolving Credit Facility, as discussed below.

Sources of Liquidity and Capital Resources

Reinvestment Plan

For the three months ended March 31, 2016 and 2015, we received proceeds from our Reinvestment Plan of approximately $10.7 million and $7.6 million, respectively.  While our Offerings closed on September 30, 2015, we continue to provide existing stockholders the opportunity to designate their cash distributions for reinvestment through our Reinvestment Plan.

Borrowings

We have borrowed and intend to continue borrowing money to fund ongoing real estate development and other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities.  During the three months ended March 31, 2016 and 2015, we borrowed proceeds of approximately $50.4 million and $18.2 million, respectively. These amounts were primarily used to fund real estate under development and acquire additional properties. While we have substantially completed our acquisition phase, we continue to monitor and evaluate additional acquisition opportunities and may borrow additional money to fund such acquisitions.

In March 2016, in order to hedge our exposure to variable rate debt in future periods, we entered into additional interest rate caps with 1.5% LIBOR strike prices and notional amounts totaling $150 million related to the Revolving Credit Facility, which reduced our unhedged variable rate debt to 9.2% based on our borrowings as of March 31, 2016.

We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes.  See “Uses of Liquidity and Capital Resources – Distributions” below for additional information related to the payment of distributions with other sources for GAAP purposes.  In many cases, we have pledged our assets in connection with our borrowings and intend to encumber assets in connection with additional borrowings.  The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.  As of March 31, 2016 and December 31, 2015, we had an aggregate debt leverage ratio of approximately 53.0% and 52.8%, respectively, of the aggregate carrying value of our assets.

Tenant Workouts

In July 2015, an anchor tenant at two of our medical office buildings filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  In May 2016, we signed new lease agreements for a majority of the original leased spaces with the health system that purchased substantially all of the anchor tenant’s operations.  In addition, the health system rejected two of the previous space leases as part of its bankruptcy reorganization, which resulted in us assuming a sublease under the original lease structure with the anchor tenant and recording a loss on lease terminations of approximately $0.8 million related to the vacated space leases.  We do not expect the impact of this workout to have a material impact on our operating cash flows in future periods given that revenues attributable to the anchor tenant represented less than 1.0% of our total revenues for the year ended December 31, 2015.

During 2015, the tenant at two of our specialty hospitals experienced financial difficulty and defaulted on its lease agreements at both properties.  During the three months ended March 31, 2015, we recorded an impairment provision of approximately $4.7 million related to the lease intangibles and a loss on lease termination of approximately $0.9 million related to deferred rent and other lease related assets.  In September 2015, in connection with consenting to the sale of the operations by our previous tenant to a third-party buyer at our specialty hospital in Beaumont, TX, we signed an amended and restated lease agreement with the buyer that included similar economic terms as the previous lease.  In January 2016, we executed a lease with a new tenant at our specialty hospital in Hurst, TX that included similar economic terms as the previous lease.  As incentive for entering into a long-term lease, the tenant was granted six months of “free rent” in 2016 and we funded approximately $2.6 million in deferred rent and lease incentives.  We expect this new lease to increase our operating cash flows in 2016 given the loss of revenues generated by the default on the previous lease during the year ended December 31, 2015.

Net Cash Provided by Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from net operating income (“NOI”). We define NOI, a non-GAAP measure, as rental income from operating leases, resident fees and services, tenant reimbursement income and interest income less the property operating expenses and property management fees from managed properties.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.

We experienced positive cash flow from operating activities for the three months ended March 31, 2016 and 2015 of approximately $16.0 million and $11.3 million, respectively.  The increase in cash flows from operating activities for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily the result of the following:

•

an increase in total revenues and NOI for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily as the result of having 133 consolidated operating properties in 2016 as compared with 94 consolidated operating properties in 2015; and

•

a decrease in acquisition fees and expenses during the three months ended March 31, 2016, in which there were no acquisitions compared to the three months ended March 31, 2015 in which we acquired three consolidated operating properties totaling $76.6 million;

•

offset by an increase in payments of lease incentives due to paying approximately $3.0 million for the three months ended March 31, 2016 as compared to $0.9 million for the three months ended March 31, 2015;

•

an increase in interest expense paid resulting from additional borrowings on properties acquired subsequent to March 31, 2015 and properties acquired during the three months ended March 31, 2015 being owned for the entire period;

•	a net increase in asset management fees resulting from our continued portfolio growth and increased total assets under management; and
•	an increase in general and administrative expenses resulting from our continued portfolio growth.

We expect that cash flows provided by operating activities will continue to grow as properties acquired are held for the entire period and additional value-add and completed development properties stabilize.  Since we have substantially completed our acquisition phase, we do not expect to incur significant acquisition fees and expenses in future periods and generally expect this to contribute to positive growth in our cash flows from operations in future periods.

Expense Support Agreements

During the three months ended March 31, 2015, our cash from operating activities was positively impacted by the Original Expense Support Agreements, which we entered into with our Advisor and Property Manager.  Pursuant to the Original Expense Support Agreements, our Advisor and Property Manager agreed to forgo the payment of fees in cash and accept Restricted Stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) our aggregate modified funds from operations (as defined in the Original Expense Support Agreements).  The Advisor expense support amount was determined for each calendar quarter, on a non-cumulative basis, on each quarter-end date.  The Property Manager expense support amount was determined for each calendar quarter, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each quarter-end date.  For the three months ended March 31, 2015, our Advisor settled approximately $0.5 million of asset management fees in accordance with the terms of the Original Expense Support Agreements.  Any amounts settled, and for which restricted stock shares were issued, pursuant to the Original Expense Support Agreements have been permanently settled and we have no further obligation to pay such amounts to the Advisor or the Property Manager.

In March 2016, our board of directors approved the Amended Expense Support Agreements with both the Advisor and Property Manager that are effective January 1, 2016 and change the calculation and determination date of the respective affiliate’s expense support amounts from each calendar quarter, on a non-cumulative basis, to each calendar year on a cumulative year-to-date basis.  Under the terms of the Amended Expense Support Agreements, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided, under the Amended Expense Support Agreements, we shall issue, within 90 days following each Amended Determination Date, a number of shares of Restricted Stock equal to the quotient of the expense support amounts provided by to the Advisor and Property Manager for the preceding calendar year divided by the then-current NAV per share of common stock.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their invested capital plus a 6% cumulative noncompounded annual return upon ultimate liquidity of the company.  The terms of the Amended Expense Support Agreements automatically renew for consecutive one year periods, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice.  For the three months ended March 31, 2016, we recognized approximately $0.4 million as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the Amended Expense Support Agreements.

Refer to Note 8. “Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Lease Incentives

During the three months ended March 31, 2016 and 2015, we paid approximately $0.3 million and $0.9 million, respectively, of costs on behalf of our tenants as lease incentives in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs.  Lease incentives are capitalized as deferred rent and amortized as straight-line rent over the respective lease terms.  While we expect the impact of these lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will contribute to same-store NOI growth in future periods and that the extension of existing lease terms could increase the value of our properties.

In January 2016, as discussed above in “Tenant Workouts,” we executed a lease with a new tenant at our specialty hospital in Hurst, TX that included similar economic terms as the previous lease, six months of “free rent” in 2016 and the upfront payment of approximately $2.6 million to the tenant of deferred rent and lease incentives.  The $2.6 million was funded upfront as a lease incentive to purchase certain hospital equipment on behalf of the new tenant and is required to be repaid by the tenant as deferred rent by June 2016.  While we expect the impact of the deferred rent and lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will increase our operating cash flows in 2016 given the loss of revenues generated by the default on the previous lease during the year ended December 31, 2015.

Development Properties

In connection with our seniors housing and post-acute care developments, we funded approximately $17.5 million and $17.6 million in development costs during the three months ended March 31, 2016 and 2015, respectively.  Pursuant to the development agreements for the active properties under development as of March 31, 2016, we expect to fund approximately $128.0 million of additional development and other costs.  We expect to fund the remaining development and other costs primarily from construction loans on each development or with proceeds from our Reinvestment Plan.  Although we have substantially completed our acquisition phase, our Advisor continues to evaluate additional development opportunities.

As a result of the completed Dogwood Forest of Acworth and HarborChase of Villages Crossing seniors housing developments achieving stabilization, we expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties.  We continue to monitor the lease-up of these properties to determine whether the established performance metrics have been met.  As of March 31, 2016, we have accrued a distribution to the holder of promoted interest for Dogwood Forest of Acworth of approximately $3.9 million of which approximately $1.9 million is expected to be paid in the second quarter of 2016 while the remaining $2.0 million will be retained until the completion of the Dogwood Forest of Grayson development which is expected to occur in the third quarter of 2017.

Debt Repayments

During the three months ended March 31, 2016, we paid approximately $49.7 million of total repayments which was comprised of $45.0 million in repayments on our Revolving Credit Facility and $4.7 million of scheduled repayments.  During the three months ended March 31, 2015, we paid approximately $65.3 million of total repayments which was comprised of $31.4 million in repayments on our Revolving Credit Facility, $30.0 million in repayments on our mortgage loan for the Perennial Communities prior to its scheduled maturity and $3.9 million of scheduled repayments.

Stock Issuance and Offering Costs

Under the terms of the Offerings, certain affiliates and third-party broker dealers were entitled to receive selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offerings.  In accordance with our articles of incorporation and the advisory agreement, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and other offering costs to be paid by us could not exceed 15% of the gross aggregate proceeds of our Offerings.

During the three months ended March 31, 2016 and 2015, we paid approximately $0.03 million and $19.4 million, respectively, of stock issuance and offering costs.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities.  While we generally expect to pay distributions from cash flows provided by operating activities, we have and may continue to cover periodic shortfalls between distributions paid and cash flows from operating activities from other sources; such as from cash flows provided by financing activities, a component of which could include borrowings, whether collateralized by our assets or unsecured, or proceeds of our Reinvestment Plan (“Other Sources”).

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for three months ended March 31, 2016 and 2015 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at then-current offering price)	Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by Operating Activities (3)
2016 Quarters
First	$0.1058	$18,454	$10,725	$7,729	―	$—	$18,454	$16,008
Total	$0.1058	$18,454	$10,725	$7,729	―	$—	$18,454	$16,008
2015 Quarters
First	$0.1058	$13,248	$7,648	$5,600	943	$9,977	$23,225	$11,317
Total	$0.1058	$13,248	$7,648	$5,600	943	$9,977	$23,225	$11,317

__________

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)

For the three months ended March 31, 2016 and 2015, our net loss was approximately $14.4 million and $18.0 million, respectively, while cash distributions declared were approximately $18.5 million and $13.2 million, respectively, and total distributions declared were approximately $18.5 million, and $23.2 million, respectively.  For the three months ended March 31, 2016 and 2015, approximately 87% and 85%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 13% and 15%, respectively, were considered to be funded with Other Sources.  For the three months ended March 31, 2016 and 2015, approximately 87% and 49%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 13% and 51%, respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

(3)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions.  For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations.  However, we consider acquisition fees to be costs that are paid for with proceeds from our Offerings as opposed to operating cash flows.  For the three months ended March 31, 2016 and 2015, we expensed approximately $0.1 million and $2.3 million, respectively, in acquisition fees and expenses.  Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

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
•

Redemption pricing shall be at the Company’s then-current NAV per share as published from time to time in our Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K, provided, however, that the price shall not exceed an amount equal to the lesser of (i) the then-current public offering price for our shares of common stock and (ii) the purchase price paid by the stockholder.

Our board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in our best interest.

During the three months ended March 31, 2016, we received redemption requests for 0.3 million shares at a redemption price of $9.73 per share of which approximately $2.7 million was paid related to prior year redemption requests that were payable as of December 31, 2015, and approximately $2.7 million was payable as of March 31, 2016. During the three months ended March 31, 2015, we received redemption requests for $0.2 million shares at a redemption price of $9.51 per share of which approximately $0.9 million was paid related to prior year redemption requests that were payable as of December 31, 2014, and approximately $1.9 million was payable as of March 31, 2015.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in “Part II, Item 1A” of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2015.

In understanding our operating results in the accompanying condensed consolidated financial statements, it is important to understand how the growth in our assets has impacted our results.  We use NOI, a non-GAAP measure, as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated NOI from acquisitions made after January 1, 2015, which are excluded as we did not own those properties during the entirety of all periods presented.  The chart below illustrates our net losses, and NOI for the three months ended March 31, 2016 and 2015 (in thousands) and the amount invested in properties as of March 31, 2016 and 2015 (in millions):

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
Net loss	$(14,441)	$(18,005)
Adjusted to exclude:
General and administrative expenses	3,337	2,019
Acquisition fees and expenses	105	2,330
Asset management fees	6,653	4,210
Impairment provision	―	4,661
Loss on lease terminations	785	863
Depreciation and amortization	32,565	23,293
Other expenses, net of other income	13,330	10,032
Income tax expense	120	64
NOI	42,454	29,467	$12,987	44.1%
Less: Non-same-store NOI	(12,883)	(1,090)
Same-store NOI	$29,571	$28,377	$1,194	4.2%
Invested in operating properties, end of period (in millions)	$2,821	$1,942

Overall, our NOI for the three months ended March 31, 2016 increased approximately $13.0 million, of which $11.8 million was related to 42 operating properties acquired after January 1, 2015.  Our same-store NOI for the three months ended March 31, 2016 increased by approximately $1.2 million, or 4.2%, as compared to the same period in the prior year.  The increase in same-store NOI is primarily attributable to year-over-year revenue and occupancy growth within our seniors housing properties — specifically, our Pacific Northwest Communities and Capital Health Communities as well as the Dogwood Forest of Acworth development that was completed in July 2014.  However, the positive same-store NOI growth achieved at the aforementioned properties was partially offset by our decision to convert certain skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities.  While this decision adversely impacted same-store NOI for the three months ended March 31, 2016, we anticipate that, upon completion in Q3 2016, the converted units will contribute to same-store NOI growth in future periods and could increase the value of the properties.

As of March 31, 2016, we owned 133 consolidated operating real estate investment properties and our portfolio consisted of 5,253 units operated under management agreements with third-party operators and approximately 5.5 million leasable square feet that was 96.7% leased to third-party tenants.

	Investment count as of
	March 31,
Consolidated operating investment types:	2016	2015
Seniors housing leased	15	10
Seniors housing managed	49	37
Medical office leased	54	34
Post-acute care leased	10	9
Acute care leased	5	4
	133	94

Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

Rental Income from Operating Leases. Rental income from operating leases was approximately $30.6 million for the three months ended March 31, 2016 as compared to $21.6 million for the three months ended March 31, 2015.  The increase in rental income from operating leases resulted from the acquisition of additional leased properties detailed above.  We expect this revenue stream to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods.

Resident Fees and Services. Resident fees and services income was approximately $57.3 million for the three months ended March 31, 2016 as compared to $40.0 million for the three months ended March 31, 2015.  The increase in resident fees and services is a result of the acquisition of additional managed properties detailed above and an increase in same-store revenue.  We expect this revenue stream to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods, and our value-add and completed development properties stabilize.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $5.0 million for the three months ended March 31, 2016 as compared to $3.4 million and for the three months ended March 31, 2015.  This amount is comprised of common area maintenance (“CAM”) revenue and the increase resulted from the acquisition of additional medical office leased properties detailed above.  We expect this revenue stream to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods.

Property Operating Expenses. Property operating expenses were approximately $46.0 million for the three months ended March 31, 2016 as compared to $32.3 million for the three months ended March 31, 2015.  This increase is a result of the acquisition of properties detailed above. We expect property operating expenses to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods and as our value-add and completed development properties stabilize.

General and Administrative. General and administrative expenses were approximately $3.3 million for the three months ended March 31, 2016, as compared to $2.0 million and for the three months ended March 31, 2015.  General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees and will continue to grow as our asset base increases.  The increase in general and administrative expense was primarily attributed to increased costs as a result of the growth of our portfolio.  Specifically, we incurred increased personnel expenses reimbursable to the Advisor due to increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting.  We expect increases in general and administrative expenses for the remainder of 2016 in comparison with the prior period as the properties acquired subsequent to March 31, 2015 are operational for a full period and development operations begin and continue to ramp-up across periods.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $0.1 million for the three months ended March 31, 2016, as compared to $2.3 million for the three months ended March 31, 2015.  The acquisition fees and expenses for the three months ended March 31, 2015 consisted of three operating properties totaling approximately $76.6 million.  We had no acquisitions during the three months ended March 31, 2016 and expect acquisition fees and expenses to remain at low levels in future periods as we anticipate that any additional purchases of real estate related assets to be limited.

Asset Management Fees. We incurred asset management fees payable to our Advisor of approximately $7.2 million for the three months ended March 31, 2016, as compared to $4.9 million for the three months ended March 31, 2015.  For the three months ended March 31, 2016, approximately $0.2 million of asset management fees were capitalized as real estate under development and we recognized a reduction in asset management fees of approximately $0.4 million as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the Amended Expense Support Agreements.  For the three months ended March 31, 2015, approximately $0.5 million in asset management fees were settled in accordance with the terms of the Original Expense Support Agreements and approximately $0.1 million were capitalized as real estate under development.  As described in Note 8. “Related Party Arrangements,” during the three months ended March 31, 2016, asset management fees were reduced by $0.4 million, because the shares of Restricted Stock that are expected to be accepted by the Advisor as payment for asset management services rendered under the Amended Expense Support Agreements, were valued at zero— the lowest possible value estimated at vesting.   For the three months ended March 31, 2015, approximately $0.5 million in asset management fees were settled with issuance of Restricted Stock in accordance with the Expense Support Agreements.  Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.  We expect increases in asset management fees for the remainder of 2016 in comparison with the prior period as the properties acquired subsequent to March 31, 2015 are operational for a full period and more developments become operational; however, a portion of such fees may be settled in the form of Restricted Stock under the Amended Expense Support Agreements.

Property Management Fees. We incurred property and construction management fees of approximately $5.4 million for the three months ended March 31, 2016, as compared to $4.1 million for the three months ended March 31, 2015.  For the three months ended March 31, 2016, approximately $0.9 million, as compared to $0.8 million for the three months ended March 31, 2015, were capitalized as real estate under development.  Property management fees generally range from 2% to 5% of property revenues for leased properties, depending on the type of property, and are paid to third-party managers.  However, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party.  Overall property management fees primarily increased as a result of the increases in rental income from operating leases and resident fees and services from acquisitions subsequent to March 31, 2015, as well as the properties acquired during the three months ended March 31, 2015 being owned for the entire three months ended March 31, 2016.  We expect total property management fees will increase for the remainder of 2016 in comparison with the prior period as the properties acquired subsequent to March 31, 2015 are operational for a full period and more developments become operational; however, a portion of such fees may be settled in the form of Restricted Stock under the Amended Expense Support Agreements.

Impairment Provision. As described under “Liquidity and Capital Resources – Tenant Workouts,” during the three months ended March 31, 2015, we recorded an impairment provision of $4.7 million to write-off the lease intangibles related to two of our specialty hospitals, as it was determined that the carrying value of these assets would not be recoverable.  There were no impairments during the three months ended March 31, 2016.

Loss on Lease Terminations.  During the three months ended March 31, 2016, we recorded a loss on lease terminations of approximately $0.8 million related to the bankruptcy reorganization of an anchor tenant at two of our medical office buildings as it was determined that certain deferred rents and other lease related assets would not be recoverable; refer to “Liquidity and Capital Resources – Tenant Workouts” above for additional information.  During the three months ended March 31, 2015, we recorded a loss on lease terminations of approximately $0.9 million related to two of our specialty hospitals as it was determined that the carrying value of certain deferred rent and other lease related assets would not be recoverable.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $32.6 million for the three months ended March 31, 2016, as compared to approximately $23.3 million for the three months ended March 31, 2015.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The increase in depreciation and amortization expense across periods resulted from the acquisition of additional properties detailed above.  We expect depreciation and amortization expense to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $14.0 million for the three months ended March 31, 2016, as compared to approximately $10.4 million for the three months ended March 31, 2015.  For the three months ended March 31, 2016, approximately $0.8 million was capitalized as development costs relating to our real estate under development, as compared to approximately $0.5 million for the three months ended March 31, 2015.  Approximately $2.9 million of the increase for the three months ended March 31, 2016, was primarily the result of an increase in our average debt outstanding to approximately $1.5 billion for the three months ended March 31, 2016, as compared with approximately $1.0 billion for the three months ended March 31, 2015.  In addition, during the three months ended March 31, 2016, we incurred approximately $0.1 million in additional loan cost amortization relating to debt obtained subsequent to March 31, 2015.  During the three months ended March 31, 2015, we recorded a write-off of approximately $0.2 million in loan costs and paid approximately $0.1 million on the derecognition of a cash flow hedge in connection with the early extinguishment of debt.

Equity in Loss of Unconsolidated Entity. Our unconsolidated entity generated losses of approximately $0.1 million for three months ended March 31, 2016 relating to our investment in the Windsor Manor joint venture, as compared to losses of approximately $0.2 million for the three months ended March 31, 2015.  Equity in loss of unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences.

Income Tax Expense.  During the three months ended March 31, 2016, we recognized income tax expense related to our properties of approximately $0.1 million as compared to approximately $0.06 million of income tax expense for the three months ended March 31, 2015.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  The use of FFO is recommended by the REIT industry as a supplemental performance measure.  FFO is not equivalent to net income or loss as determined under GAAP.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful.  Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders.  FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed.  FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to common stockholders	$(14,442)	$(18,000)
Adjustments:
Depreciation and amortization	32,565	23,293
Impairment provision	―	4,661
FFO adjustments from unconsolidated entities (1)	347	620
Total funds from operations	18,470	10,574
Acquisition fees and expenses (2)	105	2,330
Straight-line rent adjustments (3)	(1,984)	(917)
Amortization of above and below market intangibles (4)	215	145
Unrealized loss from mark-to-market adjustments on swaps (5)	18	―
Loss on extinguishment of debt (6)	―	308
Loss on lease terminations (7)	785	863
Modified funds from operations	$17,609	$13,303
Weighted average number of shares of common
stock outstanding (basic and diluted) (8)	174,681	131,880
Net loss per share (basic and diluted)	$(0.08)	$(0.14)
FFO per share (basic and diluted)	$0.11	$0.08
MFFO per share (basic and diluted)	$0.10	$0.10

________________

FOOTNOTES:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
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

Off-Balance Sheet Arrangements

During 2015, the Windsor Manor joint venture did not meet its quarterly debt service coverage requirement per the loan agreement as the debt service coverage ratio fell below the 1.35 minimum requirement and the Windsor Manor joint venture obtained waivers from the lender for each reporting period during 2015.  The Windsor Manor joint venture did not meet this covenant as of March 31, 2016 and obtained a waiver from the lender in May 2016.  As of March 31, 2016, approximately $21.2 million remained outstanding under the loan agreement.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of March 31, 2016 (in thousands):

	Payments Due by Period
	2016	2017-2018	2019-2020	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$54,663	$385,650	$437,248	$99,084	$976,645
Credit facilities (principal and interest)	11,810	204,817	462,723	―	679,350
Development contracts on development properties (1)	109,376	31,369	―	―	140,745
Ground and air rights leases (2)	1,468	4,000	4,100	113,559	123,127
	$177,317	$625,836	$904,071	$212,643	$1,919,867

_____________

FOOTNOTES:

(1)

The amounts presented above represent accrued development costs as of March 31, 2016 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs.  The amounts include approximately $118.4 million of contractual obligations with third-party developers and approximately $9.6 million of additional expected development costs that have been included in the respective development budgets.

(2)	Ground and air rights leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2045 to 2082.

Critical Accounting Policies and Estimates

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2015 for a summary of our critical accounting policies and estimates.

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

The following is a schedule as of March 31, 2016, of our fixed and variable rate debt maturities for the remainder of 2016, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value (1)
Fixed rate debt	$7,258	$10,065	$204,276	$5,240	$73,340	$89,281	$389,460	$396,000
Weighted average interest rate on fixed debt	4.25%	4.25%	4.30%	4.14%	3.96%	4.25%	4.22%
Variable rate debt	$24,907	$213,172	$82,738	$489,786	$301,070	$—	$1,111,673	$1,111,000
Average interest rate on variable rate debt	LIBOR + 2.39%	LIBOR + 2.40%	LIBOR + 2.35%	LIBOR + 2.33%	LIBOR + 2.11%	―	LIBOR + 2.29%

_____________

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2016. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2016, compared to LIBOR rates as of March 31, 2016, would result in fluctuation of interest expense on our variable rate debt of approximately $11.1 million for the year ending December 31, 2016.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of March 31, 2016, the Company’s debt is comprised of approximately 25.9% in fixed rate debt, approximately 64.9% in variable rate debt with current or forward-starting interest rate swaps and approximately 9.2% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities under our redemption plan between January 1, 2016 and March 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan (1)
January 1, 2016 through January 31, 2016	―	―	―	5,326,364
February 1, 2016 through February 29, 2016	―	―	―	5,513,366
March 1, 2016 through March 31, 2016	276,777	$9.73	276,777	5,542,765
Total	276,777	$9.73	276,777

_____________

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of May 2016.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.