Form 10-Q
period 2016-06-30
CNL Healthcare Properties, Inc.
filed 2016-08-10
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ¨    No ☒

The number of shares of common stock of the registrant outstanding as of August 1, 2016 was 174,817,674.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30,	December 31,
ASSETS	2016	2015
Real estate assets:
Real estate investment properties, net (including VIEs $138,534 and $103,691, respectively)	$2,453,778	$2,451,538
Real estate under development, including land (including VIEs $57,720 and $58,994, respectively)	67,313	62,521
Total real estate assets, net	2,521,091	2,514,059
Intangibles, net (including VIEs $3,461 and $4,015, respectively)	146,218	172,452
Cash (including VIEs $1,029 and $3,904, respectively)	65,436	68,922
Deferred rent and lease incentives (including VIEs $3,110 and $3,096, respectively)	31,455	23,477
Other assets (including VIEs $856 and $1,000, respectively)	21,998	23,334
Real estate held for sale	18,257	18,638
Restricted cash (including VIEs $647 and $974, respectively)	12,060	10,287
Total assets	$2,816,515	$2,831,169

LIABILITIES AND EQUITY

Liabilities:
Mortgages and other notes payable, net (including VIEs $103,191 and $85,093, respectively)	$920,826	$831,825
Credit facilities	601,515	656,284
Accounts payable and accrued liabilities (including VIEs $14,561 and $11,412, respectively)	57,469	40,217
Other liabilities (including VIEs $1,533 and $1,387, respectively)	48,009	41,938
Due to related parties (including VIEs $126 and $136, respectively)	3,058	1,803
Total liabilities	1,630,877	1,572,067

Commitments and contingencies (Note 11)

Redeemable noncontrolling interest	528	551

Stockholders' equity:
Preferred stock, $0.01 par value per share,
200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share,
300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized,
178,017 and 175,824 shares issued, and 174,818 and 174,430 shares outstanding, respectively	1,749	1,744
Capital in excess of par value	1,528,745	1,528,781
Accumulated loss	(177,660)	(151,146)
Accumulated distributions	(149,535)	(112,543)
Accumulated other comprehensive loss	(19,638)	(9,747)
Total stockholders' equity	1,183,661	1,257,089
Noncontrolling interest	1,449	1,462
Total equity	1,185,638	1,259,102
Total liabilities and equity	$2,816,515	$2,831,169

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Rental income from operating leases	$31,119	$22,231	$61,695	$43,871
Resident fees and services	57,979	41,725	115,323	81,757
Tenant reimbursement income	4,943	3,520	9,983	6,881
Total revenues	94,041	67,476	187,001	132,509

Operating expenses:
Property operating expenses	46,438	32,852	92,474	65,165
General and administrative	3,611	2,565	6,948	4,584
Acquisition fees and expenses	46	4,536	151	6,866
Asset management fees	5,713	4,131	12,366	8,341
Property management fees	4,695	3,363	9,165	6,616
Contingent purchase price consideration adjustment	(750)	(321)	(750)	(321)
Impairment provision	―	―	―	4,661
Loss on lease terminations	―	―	785	863
Depreciation and amortization	31,574	24,000	64,139	47,293
Total operating expenses	91,327	71,126	185,278	144,068

Operating income (loss)	2,714	(3,650)	1,723	(11,559)

Other income (expense):
Interest and other income	17	50	45	110
Interest expense and loan cost amortization	(14,799)	(9,513)	(28,037)	(19,379)
Equity in earnings (loss) of unconsolidated entity	34	(280)	(86)	(505)
Total other expense	(14,748)	(9,743)	(28,078)	(19,774)

Loss before income taxes	(12,034)	(13,393)	(26,355)	(31,333)
Income tax expense	(55)	(22)	(175)	(86)
Net loss	(12,089)	(13,415)	(26,530)	(31,419)
Less: Net loss attributable to noncontrolling interest	(17)	(5)	(16)	(10)
Net loss attributable to common stockholders	$(12,072)	$(13,410)	$(26,514)	$(31,409)

Net loss per share of common stock (basic and diluted)	$(0.07)	$(0.09)	$(0.15)	$(0.23)
Weighted average number of shares of
common stock outstanding (basic and diluted)	175,489	146,257	175,085	139,113

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(12,089)	$(13,415)	$(26,530)	$(31,419)

Other comprehensive income (loss):
Unrealized income (loss) on derivative financial instruments, net	(1,966)	1,642	(9,914)	(3,624)
Reclassification of cash flow hedges upon derecognition	―	162	―	236
Reclassification of cash flow hedges due to ineffectiveness	5	―	24	―
Unrealized loss on derivative financial instruments
of equity method investments	―	(2)	(1)	(8)
Total other comprehensive income (loss)	(1,961)	1,802	(9,891)	(3,396)

Comprehensive loss	(14,050)	(11,613)	(36,421)	(34,815)
Less: Comprehensive loss attributable to noncontrolling interest	(17)	(5)	(16)	(10)
Comprehensive loss attributable to common stockholders	$(14,033)	$(11,608)	$(36,405)	$(34,805)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Loss	Equity	Interest	Equity
Balance at December 31, 2015	$551	174,430	$1,744	$1,528,781	$(151,146)	$(112,543)	$(9,747)	$1,257,089	$1,462	$1,259,102
Subscriptions received for common stock through
reinvestment plan	―	2,193	22	21,361	―	―	―	21,383	―	21,383
Redemptions of common stock	―	(1,805)	(17)	(17,547)	―	―	―	(17,564)	―	(17,564)
Net income (loss)	(23)	―	―	―	(26,514)	―	―	(26,514)	7	(26,530)
Other comprehensive loss	―	―	―	―	―	―	(9,891)	(9,891)	―	(9,891)
Distribution to holder of noncontrolling interest	―	―	―	―	―	―	―	―	(20)	(20)
Distribution to holder of promoted interest	―	―	―	(3,850)	―	―	―	(3,850)	―	(3,850)
Cash distributions declared and paid or reinvested
($0.2116 per share)	―	―	―	―	―	(36,992)	―	(36,992)		(36,992)
Balance at June 30, 2016	$528	174,818	$1,749	$1,528,745	$(177,660)	$(149,535)	$(19,638)	$1,183,661	$1,449	$1,185,638

Balance at December 31, 2014	$568	116,256	$1,163	$1,007,326	$(83,091)	$(49,342)	$(4,864)	$871,192	$400	$872,160
Subscriptions received for common stock through
public offering and reinvestment plan	―	35,019	350	368,514	―	―	―	368,864	―	368,864
Stock distributions	―	2,003	20	(20)	―	―	―	―	―	―
Redemptions of common stock	―	(400)	(4)	(3,801)	―	―	―	(3,805)	―	(3,805)
Stock issuance and offering costs	―	―	―	(36,632)	―	―	―	(36,632)	―	(36,632)
Net loss	―	―	―	―	(31,409)	―	―	(31,409)	(10)	(31,419)
Other comprehensive loss	―	―	―	―	―	―	(3,396)	(3,396)	―	(3,396)
Distribution to holder of noncontrolling interest	―	―	―	―	―	―	―	―	(8)	(8)
Cash distributions declared and paid or reinvested
($0.2116 per share)	―	―	―	―	―	(28,143)	―	(28,143)	―	(28,143)
Balance at June 30, 2015	$568	152,878	$1,529	$1,335,387	$(114,500)	$(77,485)	$(8,260)	$1,136,671	$382	$1,137,621
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net cash flows provided by operating activities	$34,749		$22,074

Investing activities:
Acquisition of properties	―		(270,180)
Development of properties	(37,699)		(33,772)
Capital expenditures	(5,425)		(3,432)
Changes in restricted cash	(1,773)		4,005
Payment of leasing costs	(1,444)		(1,370)
Deposits on real estate	(500)		(4,125)
Net cash used in investing activities	(46,841)		(308,874)

Financing activities:
Subscriptions received for common stock through public offering	―		352,598
Payment of stock issuance and offering costs	(32)		(37,429)
Distributions to stockholders, net of distribution reinvestments	(15,609)		(11,876)
Distribution to holder of promoted interest	(1,850)		―
Distributions to holder of noncontrolling interest	(20)		(8)
Redemptions of common stock	(5,433)		(2,814)
Draws under credit facilities	35,113		50,000
Repayments on credit facilities	(90,250)		(31,403)
Proceeds from mortgage and other notes payable	98,561		74,631
Principal payments on mortgage and other notes payable	(9,749)		(75,480)
Lender deposits	(65)		―
Purchase of interest rate cap	(587)		―
Payment of loan costs	(1,473)		(1,148)
Net cash flows provided by financing activities	8,606		317,071

Net increase (decrease) in cash	(3,486)		30,271
Cash at beginning of period	68,922		91,355
Cash at end of period	$65,436		$121,626

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Accrued development costs	$14,643		$8,598
Redemptions payable	$14,870		$1,863
Distribution to holder of promoted interest	$2,000	$	―

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (“Company”) was incorporated on June 8, 2010 and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the year ended December 31, 2012.  The Company is externally advised by CNL Healthcare Corp. (“Advisor”) and its property manager is CNL Healthcare Manager Corp. (“Property Manager”), each of which is an affiliate of CNL Financial Group, LLC (“Sponsor”).  The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”) and CNL Securities Corp. (“Managing Dealer”), the managing dealer of the Company’s public offerings (“Offerings”).  The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the operating partnership and the Advisor.  Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by affiliates of the Advisor and the Property Manager.  In addition, third-party sub-property managers have been engaged to provide certain property management services.

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

The Company has primarily leased its seniors housing properties to wholly owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company has also leased its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties have been leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, most of the Company’s investments have been wholly owned, although, it has invested through partnerships with other entities where it is believed to be appropriate and beneficial.  The Company has and continues to invest in existing property developments or properties that have not reached full stabilization.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the quarter and six months ended June 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016.  Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Real Estate Held For Sale — The Company classifies the assets associated with any property as held for sale once management has the authority to approve and commits to a plan to sell the property, the property is available for immediate sale, there is an active program to locate a buyer, the sale of the property is probable and the transfer of the property is expected to occur within one year.  Upon the determination to classify a property as held for sale, the Company ceases recording further depreciation and amortization relating to the associated assets and those assets are measured at the lower of its carrying amount or fair value less disposition costs and are presented separately in the consolidated balance sheets for all periods presented.  In addition, the Company classifies real estate held for sale as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Adopted Accounting Pronouncements — In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the VIE and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted.  The amendments may be applied using either a modified retrospective or full retrospective approach.  The Company retrospectively adopted ASU 2015-02 on January 1, 2016; the adoption of which modified the Company’s identification and conclusions for certain entities from variable interest entities to voting interest entities and resulted in the removal of the required disclosures related to those entities, but did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows as the Company’s consolidation determinations for all of its VIEs remained unchanged.

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

The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s condensed consolidated balance sheet as of December 31, 2015 (in thousands):

	As Filed		Adjusted
	December 31,		December 31,
	2015	Adjustments	2015
Other assets	$21,302	$2,032	$23,334
Loan costs, net	$14,358	$(14,358)	$ ―
Mortgages and other notes payable, net	$840,435	$(8,610)	$831,825
Credit facilities	$660,000	$(3,716)	$656,284

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

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted.  ASU 2014-09 can be adopted using one of two retrospective transition methods: (i) retrospectively to each prior reporting period presented or (ii) as a cumulative-effect adjustment as of the date of adoption.  The Company has not yet selected a transition method and is currently evaluating the impact this ASU will have on the Company’s consolidated financial position, results of operations and cash flows.

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

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

3.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Land and land improvements	$232,558	$227,019
Building and building improvements	2,312,920	2,281,342
Furniture, fixtures and equipment	63,426	58,825
Less: accumulated depreciation	(155,126)	(115,648)
Real estate investment properties, net	2,453,778	2,451,538
Real estate under development, including land	67,313	62,521
Total real estate assets, net	$2,521,091	$2,514,059

Depreciation expense on the Company’s real estate investment properties, net was approximately $20.0 million and $39.9 million for the quarter and six months ended June 30, 2016, respectively, and approximately $14.3 million and $27.9 million for the quarter and six months ended June 30, 2015.

During 2016, the Company completed the construction on the final phase of the Raider Ranch community in Lubbock, Texas and certain phases of the Watercrest at Katy community in Katy, Texas.  As such, the asset values related to these completed developments are included in real estate investment properties, net in the accompanying condensed consolidated balance sheet as of June 30, 2016.

Real Estate Held For Sale

In June 2016, the Company committed to a plan to sell the Dogwood Forest of Acworth property and classified the associated real estate as held for sale as of June 30, 2016. The sale of the Dogwood Forest of Acworth Property would not cause a strategic shift in the Company nor was it considered individually significant; therefore, it does not qualify as discontinued operations under ASU 2014-08.

As of June 30, 2016 and December 31, 2015, real estate held for sale consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Land and land improvements	$2,027	$2,027
Building and building improvements	15,994	15,994
Furniture, fixtures and equipment	1,785	1,776
Less: accumulated depreciation	(1,549)	(1,159)
Total real estate held for sale	$18,257	$18,638

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

3.	Real Estate Assets, net (continued)

As of June 30, 2016, 10 of the Company’s seniors housing communities and one post-acute care facility have real estate under development or expansion / conversion projects with third-party developers as follows (in thousands):

Property Name (and Location)	Developer	Real Estate Development Costs Incurred (1)	Remaining Development Budget (2)
Development Properties
Watercrest at Katy (Katy, TX) (3)	South Bay Partners, Ltd	$7,914	$7,695
Welbrook Senior Living Grand Junction (Grand Junction, CO)	Embree Asset Group, Inc.	6,870	7,676
Waterstone (Greenville, SC)	T&D Greenville, LLC	14,743	15,386
Wellmore of Lexington (Lexington, SC)	Maxwell Group, Inc.	20,898	36,419
Dogwood Forest of Grayson (Grayson, GA)	Solomon Development Services, LLC	8,114	20,559
Fieldstone at Pear Orchard (Yakima, WA) (4)	Cascadia Development, LLC	6,697	9,377
Expansion / Conversion Projects
Town Village (Oklahoma City, OK)	South Bay Partners, Ltd	424	1,077
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	654	5,242
Brookridge Heights Assisted Living & Memory Care (Marquette, MI)	Capital Health Partners	490	4,335
Isle at Watercrest Bryan (Bryan, TX)	JEA Senior Living	239	163
Isle at Cedar Ridge (Cedar Park, TX)	JEA Senior Living	270	132
		$67,313	$108,061

_____________

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the seniors housing community or post-acute care facility as of June 30, 2016.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount includes preleasing and marketing costs, which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 95%.
(4)	This property is owned through a joint venture in which the Company’s initial ownership interest is 75%.

The development budgets include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties.  Generally, the Company has delegated to an affiliate of the developer of the respective community the management and administration of the development and construction.  Each developer is generally responsible for any cost overruns beyond the approved development budget for the applicable project pursuant to a cost overrun guarantee.  Some of these developments were deemed to be VIEs; refer to Note 5. “Variable Interest Entities” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

4.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30,	December 31,
	2016	2015
In-place lease intangibles	$220,199	$220,917
Above-market lease intangibles	13,858	13,960
Below-market ground lease intangibles	12,470	12,470
Less: accumulated amortization	(100,309)	(74,895)
Intangible assets, net	$146,218	$172,452

Below-market lease intangibles	$(12,060)	$(12,095)
Above-market ground lease intangibles	(3,488)	(3,488)
Less: accumulated amortization	3,431	2,581
Intangible liabilities, net (1)	$(12,117)	$(13,002)

____________

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $12.2 million and $25.4 million for the quarter and six months ended June 30, 2016, of which approximately $0.5 million and $1.0 million, respectively, were treated as a reduction of rental income from operating leases, approximately $0.1 million and $0.2 million, respectively, were treated as an increase of property operating expenses and approximately $11.6 million and $24.2 million, respectively, were included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $10.3 million and $20.5 million for the quarter and six months ended June 30, 2015, of which approximately $0.5 million and $1.0 million, respectively, were treated as a reduction of rental income from operating leases, approximately $0.08 million and $0.1 million, respectively, were treated as an increase of property operating expenses and approximately $9.7 million and $19.4 million, respectively, were included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $0.4 million and $0.8 million for the quarter and six months ended June 30, 2016, of which approximately $0.4 million and $0.8 million, respectively, were treated as an increase of rental income from operating leases and approximately $0.02 million and $0.04 million, respectively, were treated as a reduction of property operating expenses.  For the quarter and six months ended June 30, 2015, amortization on the Company’s intangible liabilities was approximately $0.3 million and $0.8 million, of which approximately $0.3 million and $0.7 million, respectively, were treated as an increase of rental income from operating leases and approximately $0.02 million and $0.04 million were treated as a reduction of property operating expenses.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

5.	Variable Interest Entities

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Assets:
Real estate investment properties, net	$138,534	$103,691
Real estate under development, including land	$57,720	$58,994
Intangibles, net	$3,461	$4,015
Cash	$1,029	$3,904
Deferred rent and lease incentives	$3,110	$3,096
Other assets	$856	$1,000
Restricted cash	$647	$974
Liabilities:
Mortgages and other notes payable, net	$103,191	$85,093
Accounts payable and accrued liabilities	$1,215	$743
Accrued development costs	$13,346	$10,669
Other liabilities	$1,533	$1,387
Due to related parties	$126	$136

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $83.9 million as of June 30, 2016. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

As of June 30, 2016, the Company has 12 subsidiaries which are VIEs due to the following factors and circumstances:

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

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

6.	Contingent Purchase Price Consideration

The following table provides a roll-forward of the fair value of the Company’s aggregate contingent purchase price consideration for the quarter and six months ended June 30, 2016 and 2015 (in thousands):

	Quarter Ended June 30, 2016
Property	Beginning asset (liability) as of March 31, 2016	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of June 30, 2016
Superior Residences of Panama City	$(3,000)	―	―	$(3,000)
The Shores of Lake Phalen	(750)	―	750	―
Siena Pavilion VI	(3,750)	―	―	(3,750)
Center One	940	(97)	―	843
	$(6,560)	(97)	750	$(5,907)

	Quarter Ended June 30, 2015
Property	Beginning asset as of March 31, 2015	Contingent Consideration Payment	Change in Fair Value	Ending asset as of June 30, 2015
Capital Health Communities	$4,078	(2,579)	321	$1,820
	$4,078	(2,579)	321	$1,820

	Six Months Ended June 30, 2016
Property	Beginning asset (liability) as of December 31, 2015	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of June 30, 2016
Superior Residences of Panama City	$(3,000)	―	―	$(3,000)
The Shores of Lake Phalen	(750)	―	750	―
Siena Pavilion VI	(3,750)	―	―	(3,750)
Center One	1,019	(176)	―	843
	$(6,481)	(176)	750	$(5,907)

	Six Months Ended June 30, 2015
Property	Beginning asset as of December 31, 2014	Contingent Consideration Payment	Change in Fair Value	Ending asset as of June 30, 2015
Capital Health Communities	$4,078	(2,579)	321	$1,820
	$4,078	(2,579)	321	$1,820

The fair value of the contingent purchase price consideration is based on a then-current income approach that is primarily determined based on the present value and probability of future cash flows using internal underwriting models.  The income approach further includes estimates of risk-adjusted rate of return, capitalization rates for the respective property and/or lease-up assumptions.  Since these estimates include inputs that are less observable by the public and are not necessarily reflected in active markets, the measurements of the estimated fair value related to the Company’s contingent purchase price consideration are categorized as Level 3 on the three-level fair value hierarchy.  There were no transfers into and out of fair value measurement levels during the quarter and six months ended June 30, 2016.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

7.	Indebtedness

The following table provides details of the Company’s indebtedness as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Mortgages payable and other notes payable:
Fixed rate debt	$386,942	$391,639
Variable rate debt (1)	542,526	449,017
Mortgages and other notes payable (2)	929,468	840,656
Premium (discount), net (3)	(144)	(221)
Loan costs, net	(8,498)	(8,610)
Total mortgages and other notes payable, net	920,826	831,825
Credit facilities:
Revolving Credit Facility (4) (5)	154,863	225,000
First Term Loan Facility (1)	175,000	175,000
Second Term Loan Facility (5)	275,000	260,000
Loan costs, net related to Term Loan Facilities	(3,348)	(3,716)
Total credit facilities, net	601,515	656,284
Total borrowings, net	$1,522,341	$1,488,109

_____________

FOOTNOTES:

(1)

As of June 30, 2016 and December 31, 2015, the Company had entered into interest rate swaps with notional amounts of approximately $525.6 million and $480.7 million, respectively, which settle on a monthly basis. In addition, as of December 31, 2015, the Company had entered into a forward-starting interest rate swap for a total notional amount of approximately $48.4 million, in order to hedge its exposure to variable rate debt in future periods.  Refer to Note 9. “Derivative Financial Instruments” for additional information.

(2)

As of June 30, 2016 and December 31, 2015, the Company’s mortgages and other notes payable are collateralized by 74 and 65 properties, respectively, with total carrying value of approximately $1.7 billion and $1.4 billion, respectively.

(3)	Premium (discount), net is reflective of the Company recording mortgage notes payable assumed at fair value on the respective acquisition date.
(4)

As of June 30, 2016 and December 31, 2015, availability under the Revolving Credit Facility was approximately $58.2 million and $20.0 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

(5)

As of June 30, 2016 and December 31, 2015, the Company had entered into interest rate caps with a notional amounts of approximately $410.0 million and $260.0 million, respectively.  Refer to Note 9. “Derivative Financial Instruments” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

7.	Indebtedness (continued)

The fair market value and carrying value of the mortgage and other notes payable was approximately $934.5 million and $920.8 million, respectively, and the fair market value and carrying value of the credit facilities was approximately $604.9 million and $601.5 million, respectively, as of June 30, 2016.  The fair market value and carrying value of the mortgage and other notes payable was approximately $844.6 million and $831.8 million, respectively, and the fair market value and carrying value of the credit facilities was approximately $660.0 million and $656.3 million, respectively, as of December 31, 2015.  These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of June 30, 2016 and December 31, 2015 because of the relatively short maturities of the obligations.

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

As of June 30, 2016, the Company was in compliance with all financial covenants and ratios.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

8.	Related Party Arrangements (continued)

The following fees are expected to be or were settled and paid in the form of Restricted Stock in connection with the Amended Expense Support Agreements for the quarter and six months ended June 30, 2016 and the Original Expense Support Agreements for the quarter and six months ended June 30, 2015, and cumulatively as of June 30, 2016 under both agreements (in thousands, except offering price):

	Quarter ended		Six Months Ended		As of
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016
Asset management fees (1)	$1,325	$868	$1,700	$1,413	$12,347
Then-current offering price or NAV (2)	$9.75	$10.58	$9.75	$10.58	$9.75
Restricted Stock shares (3)	136	82	174	134	1,216

Cash distributions on Restricted Stock (4)	$112	$68	$202	$122	$586
Stock distributions on Restricted Stock (5)	―	5	―	9	21

______________

FOOTNOTES:

(1)

No other amounts have been settled in accordance with the Amended Expense Support Agreements for the quarter and six months ended June 30, 2016, the Original Expense Support Agreements for the quarter and six months ended June 30, 2015, or cumulatively as of June 30, 2016 under either of the agreements.

(2)

The number of restricted stock shares granted to the Advisor in lieu of payment in cash is determined by dividing the expense support amount for the respective determination date by the then-current public offering price as of the Original Determination Date or by the then-current NAV per share as of the Amended Determination Date.

(3)

As of June 30, 2016, Restricted Stock shares are comprised of approximately 1.04 million shares issued to the Advisor and approximately 0.2 million expected to be issued to the Advisor on the Amended Determination Date. No fair value was assigned to the Restricted Stock shares as the shares were valued at zero, which represents the lowest possible value estimated at vesting.  In addition, the Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met through June 30, 2016.

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

The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis.  Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (“Expense Year”) commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”).  In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Amended Expense Support Agreements.  For the Expense Year ended June 30, 2016, the Company did not incur operating expenses in excess of the Limitation.

In March 2015, the Company acquired Fieldstone Memory Care for a purchase price of $12.4 million from a related party of the Company’s Sponsor.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

8.	Related Party Arrangements (continued)

The fees incurred by and reimbursable to the Managing Dealer in connection with the Company’s Offerings for the quarter and six months ended June 30, 2016 and 2015, and related amounts unpaid as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Quarter ended			Six Months Ended			Unpaid amounts as of (1)
	June 30,			June 30,			June 30,		December 31,
	2016		2015	2016		2015	2016		2015
Selling commissions (2)	$	―	$3,969	$	―	$7,991	$	―	$	―
Marketing support fees (2)		―	5,232		―	10,619		―		―
	$	―	$9,201	$	―	$18,610	$	―	$	―

The expenses and fees incurred by and reimbursable to the Company’s related parties for the quarter and six months ended June 30, 2016 and 2015, and related amounts unpaid as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Quarter ended			Six Months Ended			Unpaid amounts as of (1)
	June 30,			June 30,			June 30,	December 31,
	2016		2015	2016		2015	2016	2015
Reimbursable expenses:
Offering costs (2)	$	―	$984	$	―	$1,866	$ ―	$32
Operating expenses (3)		1,268	1,122		2,498	2,021	1,572	935
Acquisition fees and expenses		36	201		65	305	26	12
		1,304	2,307		2,563	4,192	1,598	979
Investment services fees (4)		―	3,605		―	5,021	―	182
Property management fees (5)		1,116	961		2,315	1,941	748	418
Asset management fees (6)		7,231	5,166		14,429	10,052	712	224
		$9,651	$12,039		$19,307	$21,206	$3,058	$1,803

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

8.	Related Party Arrangements (continued)

________________

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity and redeemable noncontrolling interest.
(3)	Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations.
(4)	Investment service fees are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.
(5)

For the quarter and six months ended June 30, 2016, the Company incurred approximately $1.1 million and $2.3 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.1 million and $0.3 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets. For the quarter and six months ended June 30, 2015, the Company incurred approximately $1.0 million and $1.9 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.2 million and $0.5 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.

(6)

For the quarter and six months ended June 30, 2016, the Company incurred approximately $7.2 million and $14.4 million, respectively, in asset management fees payable to the Advisor of which approximately $0.1 million and $0.4 million, respectively, was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet.  In addition, the Company recognized a reduction in asset management fees of approximately $1.3 million and $1.7 million, respectively, as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the Amended Expense Support Agreements.  For the quarter and six months ended June 30, 2015, the Company incurred approximately $5.2 million  and $10.1 million, respectively, in asset management fees payable to the Advisor of which approximately $0.9 million and $1.4 million, respectively, was settled in accordance with the terms of the Advisor Expense Support Agreement and approximately $0.2 million and $0.3 million, respectively, was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

9.	Derivative Financial Instruments

The following summarizes the terms of the Company’s, or its equity method investments’, derivative financial instruments and the corresponding asset (liability) as of June 30, 2016 and December 31, 2015 (in thousands):

Notional Amount							Fair value asset (liability) as of
		Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	June 30, 2016		December 31, 2015

$12,150	(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018		$(149)		$(85)
$37,749	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018		$(1,585)		$(1,472)
$25,723	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018		$(1,187)		$(1,086)
$10,549	(3)	3.0%	― %	6/27/2014	6/30/2014	6/30/2017	$	―		$1
$48,415	(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019		$(2,023)		$(1,066)
$83,096	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019		$(3,459)		$(2,283)
$6,937	(2)	1.2%	2.3%	11/12/2014	11/15/2014	10/15/2017		$(63)		$(37)
$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019		$(4,292)		$(1,694)
$136,490	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019		$(4,524)		$(1,795)
$260,000	(3)	1.5%	― %	11/19/2015	11/19/2015	11/30/2018		$266		$1,988
$150,000	(3)	1.5%	― %	3/1/2016	3/1/2016	11/30/2018		$155	$	―

_______________

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

10.	Equity

Stockholders’ Equity:

Distribution Reinvestment Plan — For the six months ended June 30, 2016 and 2015, the Company received proceeds through its Reinvestment Plan of approximately $21.4 million (2.2  million shares) and $16.2 million (1.6 million shares), respectively.

Distributions — The following table details the Company’s historical share prices in its Offerings, including the prices pursuant to the Reinvestment Plan and the Company’s monthly cash and stock distributions per share:

	Price per Share	Reinvestment Plan Price per Share	Monthly Cash Distributions	Monthly Stock Distributions
Period
January 1, 2015 through February 11, 2016	$10.58	$10.06	$0.0353	(2)
February 12, 2016 through June 30, 2016 (1)	$9.75	$9.75	$0.0353	―

FOOTNOTES:

(1)	The Company’s board of directors adopted an estimated NAV of $9.75 as of December 31, 2015, which upon adoption represents the Reinvestment Plan price per share.
(2)	The Company closed its Offerings on September 30, 2015 and discontinued its stock distributions concurrently. The monthly stock distributions were 0.0025 through September 30, 2015.

During the six months ended June 30, 2016 and 2015, the Company declared cash distributions of $37.0 million and $28.1 million, respectively, of which $15.6 million and $11.9 million, respectively, were paid in cash to stockholders and $21.4 million and $16.2 million, respectively, were reinvested pursuant to the Reinvestment Plan.  In addition, the Company declared and made stock distributions of approximately 2.0 million shares of common stock during the six months ended June 30, 2015. The Company closed its Offerings on September 30, 2015 and discontinued its stock distributions concurrently.

Redemptions — During the six months ended June 30, 2016 and 2015, the Company received requests for the redemption of common stock of approximately 1.8 million and 0.4 million shares, respectively, all of which were approved for redemption at an average price of $9.73 and $9.51, respectively, and for a total of approximately $17.6 million and $3.8 million, respectively.

Promoted Interest — During the six months ended June 30, 2016, the Company recorded, as a reduction to capital in excess of par value, approximately $3.9 million related to the promoted interest held by the third-party developer of Dogwood Forest of Acworth, as the property reached stabilization and it became probable that the promoted interest thresholds will be met. In April 2016, the third-party developer exercised its promoted interest election.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

10.	Equity (continued)

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investments, and included in the condensed consolidated statements of comprehensive loss for the quarter and six months ended June 30, 2016 and 2015 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments		Location of gain (loss) reclassified into earnings	Loss reclassified from accumulated other comprehensive loss into earnings
	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2016	2015		2016	2015
Interest rate swaps	$(1,271)	$1,642	Interest expense and loan cost amortization	$(2,361)	$(674)
Interest rate caps	(695)	―	Not applicable	―	―
Reclassification of interest rate swaps upon derecognition	―	162	Interest expense and loan cost amortization	―	(162)
Reclassification of interest rate swaps due to ineffectiveness	5	―	Interest expense and loan cost amortization	(5)	―
Interest rate cap held by unconsolidated joint venture	―	(2)	Not applicable	―	―
Total	$(1,961)	$1,802		$(2,366)	$(836)

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015		2016	2015
Interest rate swaps	$(7,763)	$(3,624)	Interest expense and loan cost amortization	$(3,658)	$(1,333)
Interest rate caps	(2,151)	―	Not applicable	―	―
Reclassification of interest rate swaps upon derecognition	―	236	Interest expense and loan cost amortization	―	(236)
Reclassification of interest rate swaps due to ineffectiveness	24	―	Interest expense and loan cost amortization	(24)	―
Interest rate cap held by unconsolidated joint venture	(1)	(8)	Not applicable	―	―
Total	$(9,891)	$(3,396)		$(3,682)	$(1,569)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

11.	Commitments and Contingencies

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

The Company has eight remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2016 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of June 30, 2016 (unaudited) and December 31, 2015.  Amounts as of December 31, 2015, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2015.

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

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 33 states. The map below shows our current property allocations across geographic regions as of August 1, 2016:

As of August 1, 2016, our healthcare investment portfolio consisted of interests in 144 properties, including 74 seniors housing communities, 54 MOBs, 11 post-acute care facilities and five acute care hospitals.  Of our properties held at August 1, 2016, 10 of our 74 seniors housing communities currently have real estate under development or current expansion projects and five were owned through an unconsolidated joint venture.  One of our 11 post-acute care facilities currently has real estate under development. The following table summarizes our healthcare portfolio by asset class and investment structure as of August 1, 2016:

Type of Investment	Number of Investments		Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15		$327.8	11.1%
Seniors housing managed (2)	49		1,287.1	43.7%
Seniors housing developments (3)	5		58.3	2.0%
Seniors housing expansion projects (3)	―	(4)	2.1	0.1%
Medical office leased (1)	54		931.0	31.6%
Post-acute care leased (1)	10		148.0	5.0%
Post-acute care development (3)	1		6.9	0.2%
Acute care leased (1)	5		153.9	5.2%
Unconsolidated investments:
Seniors housing managed (5)	5		31.1	1.1%
	144		$2,946.2	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	Investments herein represent funded and accrued development costs as of June 30, 2016.
(4)	Investments herein relate to expansion projects whose property counts are included in seniors housing managed.

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

During the six months ended June 30, 2016, we continued to invest in ground-up development and value-add or stabilizing properties.  During the construction and lease-up phase, these types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our results of operations and net asset valuation.  However, we believe that investing a portion of our capital into these types of properties is beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions.  Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

Based on revenues for the six months ended June 30, 2016, the Company’s portfolio is comprised of 72.1% stabilized properties, of which 3.0% are completed developments, and 27.9% value-add or stabilizing properties, of which 2.2% are recently completed developments that are currently in the lease-up phase.

The following table lists our occupancy, RevPOU and rent per square feet by asset class within our healthcare portfolio as of June 30, 2016:

Operating Stage	Occupancy %	RevPOU	Rent per Square Feet
Value-add or Stabilizing:
Seniors Housing	76.8%	$3,849	$—
Medical Office	78.8%	$—	$2.84
Stabilized:
Seniors Housing	92.6%	$4,597	$—
Medical Office	94.6%	$—	$2.61
Acute	100.0%	$—	$2.65
Post-Acute (1)	100.0%	$7,088	$2.94

FOOTNOTE:

(1)	Post-acute is comprised of skilled nursing facilities, which are evaluated based on RevPOU, and inpatient rehab hospitals, which are evaluated based on rent per square feet.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 5% or more of our rentable space as of June 30, 2016:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	22.8%	2022-2025
Parc Communities, LLC	2	385	7.0%	2017
Novant Medical Group, Inc.	5	286	5.2%	2016-2025
Other tenants (1)	64	3,594	65.0%	2016-2038
	84	5,526	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	6	1,438	26.4%	2019
Prestige Senior Living, LLC	13	895	16.4%	2019
MorningStar Senior Management, LLC	4	834	15.3%	2018-2019
SLH Austin Manager, LLC	3	432	7.9%	2020-2025
Other operators (1)	23	1,854	34.0%	2017-2025
	49	5,453	100.0%

FOOTNOTE:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our rentable square footage.

While we are not directly impacted by the performance of the underlying properties leased to third-party tenants, we believe that the financial and operational performance of our tenants provides an indication about the health of our tenants and their ability to pay rent. To the extent that our tenants, managers or our joint venture partners experience operating difficulties and become unable to generate sufficient cash to make rent payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Our tenants and managers are generally contractually required to provide this information to us in accordance with their respective lease, management and/or joint venture agreement. Therefore, in order to mitigate the aforementioned risk, we monitor our investments through a variety of methods determined by the type of property.

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

During the six months ended June 30, 2016, our rental revenues from operating leases represented approximately 33.0% of our total revenues.  As of June 30, 2016, approximately 66.0% of our rental revenues from operating leases were scheduled to expire in 2021 or later.  Based on this, we do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2016, each of the next nine years and thereafter on our consolidated healthcare investment portfolio (excludes real estate under development), assuming that none of the tenants exercise any of their renewal options, as of June 30, 2016 (in thousands, except for number of tenants and percentages):

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2016	41	139	$3,316	2.9%
2017	71	652	11,732	10.1%
2018	97	387	10,172	8.8%
2019	66	292	7,127	6.1%
2020	54	323	7,673	6.6%
2021	25	165	3,867	3.3%
2022	24	1,019	15,047	13.0%
2023	80	737	17,984	15.5%
2024	8	239	5,789	5.0%
2025	32	604	12,069	10.4%
Thereafter	40	764	21,281	18.3%
Total	538	5,321	$116,057	100.0%

Weighted Average Remaining Lease Term: (3)			7.4 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent escalations included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Real Estate Under Development

As of August 1, 2016, we had interests in six properties under development and five properties with expansion or conversion projects that will provide us with 900 additional units upon completion as follows:

Property Name (and Location)	Developer	Number of Additional Units upon Completion	Development Costs Incurred (in millions) (1)	Remaining Development Budget (in millions) (2)	Maximum Construction Loans Available (in millions)	Estimated Completion Date
Development Properties
Watercrest at Katy (Katy, TX) (3)	South Bay Partners, Ltd	210 units	$7.9	$7.7	$7.2	3rd quarter 2016
Welbrook Senior Living Grand Junction (Grand Junction, CO)	Embree Asset Group, Inc.	50 units	6.9	7.7	―	1st quarter 2017
Waterstone (Greenville, SC)	T&D Greenville, LLC	114 units	14.7	15.4	18.9	1st quarter 2017
Wellmore of Lexington (Lexington, SC)	Maxwell Group, Inc.	212 units	20.9	36.4	35.7	2nd quarter 2017
Dogwood Forest of Grayson (Grayson, GA)	Solomon Development Services, LLC	99 units	8.1	20.6	16.4	3rd quarter 2017
Fieldstone at Pear Orchard (Yakima, WA) (4)	Cascadia Development, LLC	75 units	6.7	9.4	10.9	4th quarter 2017
Expansion / Conversion Projects
Town Village (Oklahoma City, OK)	South Bay Partners, Ltd	16 units	0.4	1.1	―	3rd quarter 2016
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	32 units	0.7	5.2	―	2nd quarter 2017
Brookridge Heights Assisted Living & Memory Care (Marquette, MI)	Capital Health Partners	26 units	0.5	4.3	―	2nd quarter 2017
Isle at Watercrest Bryan (Bryan, TX)	JEA Senior Living	33 units	0.2	0.2	―	3rd quarter 2016
Isle at Cedar Ridge (Cedar Park, TX)	JEA Senior Living	33 units	0.3	0.1	―	3rd quarter 2016
	Total	900 units	$67.3	$108.1	$89.1

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of these properties as of June 30, 2016.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount represents the remaining development budget as of June 30, 2016 and includes preleasing and marketing costs which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 95%.
(4)	This property is owned through a joint venture in which the Company’s initial ownership interest is 75%.

The development budgets include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties.  Generally, we have delegated to an affiliate of the developer of the respective community the management and administration of the development and construction.  Each developer is generally responsible for any cost overruns beyond the approved development budget for the applicable project.

Liquidity and Capital Resources

General

Our primary source of capital, through the close of our Offerings on September 30, 2015, was proceeds we received from our Offerings.  While our Offerings closed on September 30, 2015, we continue to provide existing stockholders the opportunity to designate their cash distributions for reinvestment through our Reinvestment Plan.  Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, other assets and undistributed operating cash flows.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of June 30, 2016, we have approximately $58.2 million of available proceeds remaining under our Revolving Credit Facility, as discussed below.

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

Sources of Liquidity and Capital Resources

Reinvestment Plan

For the six months ended June 30, 2016 and 2015, we received proceeds from our Reinvestment Plan of approximately $21.4 million and $16.3 million, respectively, as existing stockholders continue to designate their cash distributions for reinvestment through our Reinvestment Plan.

Borrowings

We have borrowed and intend to continue borrowing money to fund ongoing real estate development and other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities.  During the six months ended June 30, 2016 and 2015, we borrowed proceeds of approximately $133.7 million and $124.6 million, respectively. These amounts were primarily used to fund real estate under development and acquire additional properties in 2015. While we have substantially completed our acquisition phase, we continue to monitor and evaluate additional acquisition opportunities and may borrow additional money to fund such acquisitions.

We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes.  See “Uses of Liquidity and Capital Resources – Distributions” below for additional information related to the payment of distributions with other sources for GAAP purposes.  In many cases, we have pledged our assets in connection with our borrowings and intend to encumber assets in connection with additional borrowings.  The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.  As of June 30, 2016 and December 31, 2015, we had an aggregate debt leverage ratio of approximately 54.1% and 52.6%, respectively, of the aggregate carrying value of our assets.

Real Estate Held For Sale

In June 2016, we committed to a plan to sell the Dogwood Forest of Acworth property and classified the associated real estate as held for sale as of June 30, 2016.  We expect net sales proceeds will exceed the carrying value of the property and expect it to close by the end of the year.

Tenant Workouts

In July 2015, an anchor tenant at two of our medical office buildings filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  In May 2016, we signed new lease agreements for a majority of the original leased spaces with the health system that purchased substantially all of the anchor tenant’s operations.  In addition, the anchor tenant rejected two of the previous space leases as part of its bankruptcy reorganization, which resulted in us assuming a sublease under the original lease structure with the anchor tenant and recording a loss on lease terminations of approximately $0.8 million related to the vacated space leases.  We do not expect the impact of this workout to have a material impact on our operating cash flows in future periods given that revenues attributable to the anchor tenant represented less than 1.0% of our total revenues for the year ended December 31, 2015.

During 2015, the tenant at two of our specialty hospitals experienced financial difficulty and defaulted on its lease agreements at both properties.  During the six months ended June 30, 2015, we recorded an impairment provision of approximately $4.7 million related to the lease intangibles and a loss on lease termination of approximately $0.9 million related to deferred rent and other lease related assets.  In September 2015, in connection with consenting to the sale of the operations by our previous tenant to a third-party buyer at our specialty hospital in Beaumont, TX, we signed an amended and restated lease agreement with the buyer that included similar economic terms as the previous lease.  In January 2016, we executed a lease with a new tenant at our specialty hospital in Hurst, TX that included similar economic terms as the previous lease.  As incentive for entering into a long-term lease, the tenant was granted six months of “free rent” in 2016 and we funded approximately $2.6 million in deferred rent and lease incentives.  We expect this new lease to increase our operating cash flows in 2016 given the loss of revenues generated by the default on the previous lease during the year ended December 31, 2015.

Net Cash Provided by Operating Activities

We experienced positive cash flow from operating activities for the six months ended June 30, 2016 and 2015 of approximately $34.7 million and $22.1 million, respectively.  The increase in cash flows from operating activities for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily the result of the following:

•

an increase in total revenues and net operating income (“NOI”)  for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily as the result of having 133 consolidated operating properties in 2016 as compared with 107 consolidated operating properties in 2015;

•

a decrease in acquisition fees and expenses during the six months ended June 30, 2016 in which there were no acquisitions compared to the six months ended June 30, 2015 in which we acquired 15 consolidated operating properties totaling $271.4 million; and

•	a decrease in payments of lease incentives due to paying approximately $3.5 million for the six months ended June 30, 2016 as compared to $5.8 million for the six months ended June 30, 2015;
•

offset by an increase in interest expense paid resulting from additional borrowings on properties acquired subsequent to June 30, 2015 and properties acquired during the six months ended June 30, 2015 being owned for the entire period;

•	a net increase in asset management fees resulting from our increased total assets under management; and
•	an increase in general and administrative expenses resulting from the portfolio growth experienced across periods, including the increase in total assets under management.

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

Expense Support Agreements

During the six months ended June 30, 2015, our cash from operating activities was positively impacted by the Original Expense Support Agreements, which we entered into with our Advisor and Property Manager.  Pursuant to the Original Expense Support Agreements, our Advisor and Property Manager agreed to forgo the payment of fees in cash and accept Restricted Stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) our aggregate modified funds from operations (as defined in the Original Expense Support Agreements).  The Advisor expense support amount was determined for each calendar quarter, on a non-cumulative basis, on each quarter-end date.  The Property Manager expense support amount was determined for each calendar quarter, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each quarter-end date.  For the quarter and six months ended June 30, 2015, our Advisor settled approximately $0.9 million and $1.4 million, respectively, of asset management fees in accordance with the terms of the Original Expense Support Agreements.  Any amounts settled, and for which restricted stock shares were issued, pursuant to the Original Expense Support Agreements have been permanently settled and we have no further obligation to pay such amounts to the Advisor or the Property Manager.

In March 2016, our board of directors approved the Amended Expense Support Agreements with both the Advisor and Property Manager that are effective January 1, 2016 and change the calculation and determination date of the respective affiliate’s expense support amounts from each calendar quarter, on a non-cumulative basis, to each calendar year on a cumulative year-to-date basis.  Under the terms of the Amended Expense Support Agreements, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided, under the Amended Expense Support Agreements, we shall issue, within 90 days following each Amended Determination Date, a number of shares of Restricted Stock equal to the quotient of the expense support amounts provided by to the Advisor and Property Manager for the preceding calendar year divided by the then-current NAV per share of common stock.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their invested capital plus a 6% cumulative noncompounded annual return upon ultimate liquidity of the company.  The terms of the Amended Expense Support Agreements automatically renew for consecutive one year periods, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice.  For the quarter and six months ended June 30, 2016, we recognized approximately $1.3 million and $1.7 million, respectively, as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the Amended Expense Support Agreements.

Refer to Note 8. “Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Lease Incentives

During the six months ended June 30, 2016 and 2015, we paid approximately $3.5 million and $5.8 million, respectively, of costs on behalf of our tenants as lease incentives in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs.  Lease incentives are capitalized as deferred rent and amortized as straight-line rent over the respective lease terms.  While we expect the impact of these lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will contribute to same-store NOI growth in future periods and that the extension of existing lease terms could increase the value of our properties.

In January 2016, as discussed above in “Tenant Workouts,” we executed a lease with a new tenant at our specialty hospital in Hurst, TX that included similar economic terms as the previous lease, six months of “free rent” in 2016 and the upfront payment of approximately $2.6 million to the tenant of deferred rent and lease incentives.  The $2.6 million was funded upfront as a lease incentive to purchase certain hospital equipment on behalf of the new tenant and was repaid by the tenant in July 2016.  While the deferred rent and lease incentives has adversely impacted our cash flows from operations for the six months ended June 30, 2016, we anticipate that the new leasing activity will increase our operating cash flows for the remainder of 2016 given the loss of revenues generated by the default on the previous lease during the year ended December 31, 2015.

Development Properties

In connection with our seniors housing and post-acute care developments, we funded approximately $37.7 million and $33.8 million in development costs during the six months ended June 30, 2016 and 2015, respectively.  Pursuant to the development agreements for the active properties under development as of June 30, 2016, we expect to fund approximately $108.1 million of additional development and other costs.  We expect to fund the remaining development and other costs primarily from construction loans on each development or with proceeds from our Reinvestment Plan.

As a result of the completed Dogwood Forest of Acworth and HarborChase of Villages Crossing seniors housing developments achieving stabilization, we expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties.  We continue to monitor the lease-up of these properties to determine whether the established performance metrics have been met.  As of June 30, 2016, we have accrued a distribution to the holder of promoted interest for Dogwood Forest of Acworth of approximately $3.9 million of which approximately $1.9 million was paid during the three months ending June 30, 2016 while the remaining $2.0 million will be retained until the completion of the Dogwood Forest of Grayson development which is expected to occur in the third quarter of 2017.  Our obligation to pay the promoted interest on the Dogwood Forest of Acworth property is not impacted by our decision to sell the property.

Debt Repayments

During the six months ended June 30, 2016, we paid approximately $100.0 million of total repayments which was comprised of $90.3 million in repayments on our Revolving Credit Facility and $9.7 million of scheduled repayments.  During the six months ended June 30, 2015, we paid approximately $106.9 million of total repayments which was comprised of $31.4 million in repayments on our Revolving Credit Facility, $64.5 million in repayments on our mortgage loans for the Perennial Communities and Medical Portfolio I Properties, respectively, prior to the scheduled maturities, $2.6 million of prepayments on our mortgage loan for the Capital Health Communities related to monies received under the Yield Guaranty and $8.4 million of scheduled repayments.

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

During the six months ended June 30, 2016 and 2015, we paid approximately $0.03 million and $37.4 million, respectively, of stock issuance and offering costs.

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

The following tables present a summary of requests received and shares redeemed pursuant to our redemption plan during the six months ended June 30, 2016 and 2015:

2016 Quarters	First	Second	Total
Redemptions requested	276,777	1,528,751	1,805,528
Shares redeemed	(276,777)	(1,528,751)	(1,805,528)
Pending redemption requests	―	―	―
Average price paid per share	$9.73	$9.73	$9.73

2015 Quarters	First	Second	Total
Redemptions requested	204,184	195,873	400,057
Shares redeemed	(204,184)	(195,873)	(400,057)
Pending redemption requests	―	―	―
Average price paid per share	$9.51	$9.51	$9.51

During the six months ended June 30, 2016, we paid approximately $5.4 million in redemptions of common stock of which approximately $2.7 million related to prior year redemption requests that were payable as of December 31, 2015.  In addition, subsequent to June 30, 2016, we paid approximately $14.9 million in redemptions of common stock related to requests received for the quarter ended June 30, 2016.  During the six months ended June 30, 2015, we paid approximately $2.8 million in redemptions of common stock of which approximately $0.9 million related to prior year redemption requests that were payable as of December 31, 2014.

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for quarter and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at then-current offering price)	Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by Operating Activities (3)
2016 Quarters
First	$0.1058	$18,454	$10,725	$7,729	―	$ ―	$18,454	$16,008
Second	0.1058	18,538	10,658	7,880	―	―	18,538	18,741
Total	$0.2116	$36,992	$21,383	$15,609	―	$ ―	$36,992	$34,749

2015 Quarters
First	$0.1058	$13,248	$7,648	$5,600	943	$9,977	$23,225	$11,317
Second	0.1058	14,895	8,619	6,276	1,060	11,215	26,110	10,757
Total	$0.2116	$28,143	$16,267	$11,876	2,003	$21,192	$49,335	$22,074

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)

For the six months ended June 30, 2016 and 2015, our net loss was approximately $26.5 million and $31.4 million, respectively, while cash distributions declared were approximately $37.0 million and $28.1 million, respectively, and total distributions declared were approximately $37.0 million, and $49.3 million, respectively.  For the six months ended June 30, 2016 and 2015, approximately 93% and 78%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 7% and 22%, respectively, were considered to be funded with Other Sources.  For the six months ended June 30, 2016 and 2015, approximately 93% and 45%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 7% and 55%, respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

(3)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions.  For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations.  However, we consider acquisition fees to be costs that are paid for with proceeds from our Offerings as opposed to operating cash flows.  For the six months ended June 30, 2016 and 2015, we expensed approximately $0.2 million and $6.9 million, respectively, in acquisition fees and expenses.  Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

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

As of June 30, 2016, we owned 133 consolidated operating real estate investment properties and our portfolio consisted of 5,253 units operated under management agreements with third-party operators and approximately 5.5 million leasable square feet that was 96.3% leased to third-party tenants.

	Investment count as of
	June 30,
Consolidated operating investment types:	2016	2015
Seniors housing leased	15	13
Seniors housing managed	49	38
Medical office leased	54	42
Post-acute care leased	10	9
Acute care leased	5	5
	133	107

Quarter and six months ended June 30, 2016 as compared to the quarter and six months ended June 30, 2015

Rental Income from Operating Leases. Rental income from operating leases was approximately $31.1 million and $61.7 million, respectively, for the quarter and six months ended June 30, 2016 as compared to approximately $22.2 million and $43.9 million, respectively, for the quarter and six months ended June 30, 2015.  The increase in rental income from operating leases resulted from the acquisition of additional leased properties subsequent to June 30, 2015 as detailed above.  We expect this revenue stream to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods.

Resident Fees and Services. Resident fees and services income was approximately $58.0 million and $115.3 million, respectively, for the quarter and six months ended June 30, 2016 as compared to approximately $41.7 million and $81.8 million, respectively, for the quarter and six months ended June 30, 2015.  The increase in resident fees and services is a result of the acquisition of additional managed properties subsequent to June 30, 2015 as detailed above and an increase in revenue at properties held for entire comparable periods (“same-store revenue”).  The increase in same-store revenue was partially offset by our decision to convert certain skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities.  We expect this revenue stream to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods, and our value-add and completed development properties stabilize.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $4.9 million and $10.0 million, respectively, for the quarter and six months ended June 30, 2016 as compared to approximately $3.5 million and $6.9 million, respectively, for the quarter and six months ended June 30, 2015.  This amount is comprised of common area maintenance (“CAM”) revenue and the increase resulted from the acquisition of additional medical office leased properties subsequent to June 30, 2015 as detailed above.  We expect this revenue stream to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods.

Property Operating Expenses. Property operating expenses were approximately $46.4 million and $92.5 million, respectively, for the quarter and six months ended June 30, 2016 as compared to approximately $32.9 million and $65.2 million, respectively, for the quarter and six months ended June 30, 2015.  This increase is a result of the acquisition of properties subsequent to June 30, 2015 as detailed above. We expect property operating expenses to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods and as our value-add and completed development properties stabilize.

General and Administrative. General and administrative expenses were approximately $3.6 million and $6.9 million, respectively, for the quarter and six months ended June 30, 2016, as compared to approximately $2.6 million and $4.6 million, respectively, for the quarter and six months ended June 30, 2015.  General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees and will continue to grow as our asset base increases.  The increase in general and administrative expense was primarily attributed to increased costs as a result of the growth of our portfolio from the prior comparable periods.  Specifically, we incurred increased personnel expenses reimbursable to the Advisor due to increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting.  We expect increases in general and administrative expenses for the remainder of 2016 in comparison with the prior period as the properties acquired subsequent to June 30, 2015 are operational for a full period and development operations begin and continue to ramp-up across periods.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $0.05 million and $0.2 million, respectively, for the quarter and six months ended June 30, 2016, as compared to approximately $4.5 million and $6.9 million, respectively, for the quarter and six months ended June 30, 2015.  Acquisition fees and expenses for the quarter and six months ended June 30, 2015 related to the acquisition of 15 operating properties totaling approximately $271.4 million.  We had no acquisitions during the quarter and six months ended June 30, 2016, but we continue to evaluate certain acquisitions and expect acquisition fees and expenses to remain at low levels in future periods as we anticipate additional purchases of real estate will be limited.

Asset Management Fees. We incurred asset management fees payable to our Advisor of approximately $7.2 million and $14.4 million, respectively, for the quarter and six months ended June 30, 2016, as compared to approximately $5.2 million and $10.1 million, respectively, for the quarter and six months ended June 30, 2015.  For the quarter and six months ended June 30, 2016, approximately $0.1 million and $0.4 million, respectively, of asset management fees were capitalized as real estate under development and we recognized a reduction in asset management fees of approximately $1.3 million and $1.7 million, respectively, as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the Amended Expense Support Agreements.  For the quarter and six months ended June 30, 2015, approximately $0.9 million and $1.4 million, respectively, in asset management fees were settled in accordance with the terms of the Original Expense Support Agreements and approximately $0.2 million and $0.3 million, respectively, were capitalized as real estate under development.  As described in Note 8. “Related Party Arrangements,” during the quarter and six months ended June 30, 2016, asset management fees were reduced by $1.3 million and $1.7 million, respectively, because the shares of Restricted Stock that are expected to be accepted by the Advisor as payment for asset management services rendered under the Amended Expense Support Agreements, were valued at zero— the lowest possible value estimated at vesting.   For the quarter and six months ended June 30, 2015, approximately $0.9 million and $1.4 million, respectively, in asset management fees were settled with issuance of Restricted Stock in accordance with the Expense Support Agreements.  Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.  We expect increases in asset management fees for the remainder of 2016 in comparison with the prior period as the properties acquired subsequent to June 30, 2015 are operational for a full period and more developments become operational; however, a portion of such fees may be settled in the form of Restricted Stock under the Amended Expense Support Agreements.

Property Management Fees. We incurred property and construction management fees of approximately $5.3 million and $10.7 million, respectively, for the quarter and six months ended June 30, 2016, as compared to approximately $4.3 million and $8.4 million, respectively, for the quarter and six months ended June 30, 2015.  For the quarter and six months ended June 30, 2016, approximately $0.6 million and $1.5 million, respectively, as compared to approximately $1.0 million and $1.8 million, respectively, for the quarter and six months ended June 30, 2015, were capitalized as real estate under development.  Property management fees generally range from 2% to 5% of property revenues for leased properties, depending on the type of property, and are paid to third-party managers.  However, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party.  Overall property management fees primarily increased as a result of the increases in rental income from operating leases and resident fees and services from acquisitions subsequent to June 30, 2015, as well as the properties acquired during the quarter ended June 30, 2015 being owned for the entire six months ended June 30, 2016.  We expect total property management fees will increase for the remainder of 2016 in comparison with the prior period as the properties acquired subsequent to June 30, 2015 are operational for a full period and more developments become operational; however, a portion of such fees may be settled in the form of Restricted Stock under the Amended Expense Support Agreements.

Impairment Provision. As described under “Liquidity and Capital Resources – Tenant Workouts,” during the six months ended June 30, 2015, we recorded an impairment provision of $4.7 million to write-off the lease intangibles related to two of our specialty hospitals, as it was determined that the carrying value of these assets would not be recoverable.  There were no impairments during the quarter and six months ended June 30, 2016.

Loss on Lease Terminations.  During the six months ended June 30, 2016, we recorded a loss on lease terminations of approximately $0.8 million related to the bankruptcy reorganization of an anchor tenant at two of our medical office buildings as it was determined that certain deferred rents and other lease related assets would not be recoverable; refer to “Liquidity and Capital Resources – Tenant Workouts” above for additional information.  During the six months ended June 30, 2015, we recorded a loss on lease terminations of approximately $0.9 million related to two of our specialty hospitals as it was determined that the carrying value of certain deferred rent and other lease related assets would not be recoverable.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $31.6 million and $64.1 million, respectively, for the quarter and six months ended June 30, 2016, as compared to approximately $24.0 million and $47.3 million, respectively, for the quarter and six months ended June 30, 2015.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The increase in depreciation and amortization expense across periods resulted from the acquisition of additional properties detailed above.  We expect depreciation and amortization expense to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $15.2 million and $29.1 million, respectively, for the quarter and six months ended June 30, 2016, as compared to approximately $10.3 million and $20.6 million, respectively, for the quarter and six months ended June 30, 2015.  For the quarter and six months ended June 30, 2016, approximately $0.4 million and $1.1 million, respectively, was capitalized as development costs relating to our real estate under development, as compared to approximately $0.7 million and $1.3 million, respectively, for the quarter and six months ended June 30, 2015.  Approximately $4.9 million and $8.5 million, respectively, of the increase for the quarter and six months ended June 30, 2016, was primarily the result of an increase in our average debt outstanding to approximately $1.5 billion and $1.5 billion, respectively, for the quarter and six months ended June 30, 2016, as compared with approximately $1.0 billion and $1.1 billion, respectively, for the quarter and six months ended June 30, 2015.  In addition, during the quarter and six months ended June 30, 2016, we incurred approximately $0.05 million and $0.05 million, respectively, in additional loan cost amortization relating to debt obtained subsequent to June 30, 2015.  During the quarter and six months ended June 30, 2015, we recorded a write-off of approximately $0.2 million and $0.5 million, respectively, in loan costs and paid approximately $0.2 million and $0.3 million, respectively, on the derecognition of a cash flow hedge in connection with the early extinguishment of debt.

Equity in Earnings (Loss) of Unconsolidated Entity. Our unconsolidated entity relating to our investment in the Windsor Manor joint venture generated earnings (loss) of approximately $0.03 million and ($0.1) million, respectively, for quarter and six months ended June 30, 2016, as compared to losses of approximately $0.3 million and $0.5 million, respectively, for the quarter and six months ended June 30, 2015.  Equity in loss of unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences.

Income Tax Expense.  During the quarter and six months ended June 30, 2016, we recognized income tax expense related to our properties of approximately $0.06 million and $0.2 million, respectively, as compared to approximately $0.02 million and $0.1 million, respectively, of income tax expense for the quarter and six months ended June 30, 2015.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as rental income from operating leases, resident fees and services, tenant reimbursement income and interest income less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated NOI from acquisitions made after April 1, 2015 or January 1, 2015, which are excluded as we did not own those properties during the entirety of all periods presented.  In understanding our operating results in the accompanying condensed consolidated financial statements, it is important to understand how the growth in our assets has impacted our results.  The chart below illustrates our net losses, and NOI for the quarter and six months ended June 30, 2016 and 2015 (in thousands) and the amount invested in properties as of June 30, 2016 and 2015 (in millions):

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Net loss	$(12,089)	$(13,415)			$(26,530)	$(31,419)
Adjusted to exclude:
General and administrative expenses	3,611	2,565			6,948	4,584
Acquisition fees and expenses	46	4,536			151	6,866
Asset management fees	5,713	4,131			12,366	8,341
Contingent purchase price consideration adjustment	(750)	(321)			(750)	(321)
Impairment provision	―	―			―	4,661
Loss on lease terminations	―	―			785	863
Depreciation and amortization	31,574	24,000			64,139	47,293
Other expenses, net of other income	14,748	9,743			28,078	19,774
Income tax expense	55	22			175	86
NOI	42,908	31,261	$11,647	37.3%	85,362	60,728	$24,634	40.6%
Less: Non-same-store NOI	(12,284)	(1,511)			(26,466)	(3,666)
Same-store NOI	$30,624	$29,750	$874	2.9%	$58,896	$57,062	$1,834	3.2%
Invested in operating properties, end of period (in millions)	$2,848	$2,137			$2,848	$2,137

Overall, our NOI for the six months ended June 30, 2016 increased by approximately $24.6 million, of which $22.8 million was related to 40 operating properties acquired after January 1, 2015.  Our same-store NOI for the six months ended June 30, 2016 increased by approximately $1.8 million, or 3.2%, as compared to the same period in the prior year.  The increase in same-store NOI is primarily attributable to year-over-year revenue and occupancy growth within our seniors housing properties — specifically, our Pacific Northwest Communities and Capital Health Communities as well as the Dogwood Forest of Acworth development that was completed in July 2014 and has been classified as held for sale as of June 30, 2016; refer to “Sources of Liquidity and Capital Resources – Real Estate Held For Sale” for additional information.  In addition, the increase in same-store NOI is attributable to the tenant workouts at our two specialty hospitals; refer to “Sources of Liquidity and Capital Resources – Tenant Workouts” for additional information.  However, the overall increase in same-store NOI at the aforementioned properties was partially offset by our decision to convert certain skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities.  While this decision adversely impacted same-store NOI for the six months ended June 30, 2016, we anticipate that, upon completion in Q3 2016, the converted units will contribute to same-store NOI growth in future periods and could increase the value of the properties.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(12,072)	$(13,410)	$(26,514)	$(31,409)
Adjustments:
Depreciation and amortization	31,574	24,000	64,139	47,293
Impairment provision	―	―	―	4,661
FFO adjustments from unconsolidated entities (1)	194	338	541	958
Total funds from operations	19,696	10,928	38,166	21,503
Acquisition fees and expenses (2)	46	4,536	151	6,866
Straight-line rent adjustments (3)	(2,004)	(877)	(3,989)	(1,795)
Amortization of above and below market intangibles (4)	190	255	405	400
Unrealized loss from mark-to-market adjustments on swaps (5)	5	―	24	―
Loss on extinguishment of debt (6)	―	441	―	749
Loss on lease terminations (7)	―	―	785	863
Contingent purchase price consideration adjustment (8)	(750)	(321)	(750)	(321)
Modified funds from operations	$17,183	$14,962	$34,792	$28,265
Weighted average number of shares of common
stock outstanding (basic and diluted) (9)	175,489	146,257	175,085	139,113
Net loss per share (basic and diluted)	$(0.07)	$(0.09)	$(0.15)	$(0.23)
FFO per share (basic and diluted)	$0.11	$0.07	$0.22	$0.15
MFFO per share (basic and diluted)	$0.10	$0.10	$0.20	$0.20

FOOTNOTES:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
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

(8)

Management believes that the elimination of contingent purchase price consideration adjustments included in operating income (expense) for GAAP purposes is appropriate because the adjustments are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

(9)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Off-Balance Sheet Arrangements

Since 2015, the Windsor Manor joint venture has not met its quarterly debt service coverage requirement per the loan agreement as the debt service coverage ratio fell below the 1.35 minimum requirement and the Windsor Manor joint venture has obtained waivers from the lender for each reporting period through June 30, 2016.  As of June 30, 2016, there was an outstanding mortgage loan of approximately $21.1 million under the loan agreement.

Contractual Obligations

The following table presents our contractual obligations by payment period as of June 30, 2016 (in thousands):

	Payments Due by Period
	2016	2017-2018	2019-2020	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$43,693	$397,041	$447,812	$149,696	$1,038,242
Credit facilities (principal and interest)	9,538	180,665	463,606	―	653,809
Development contracts on development properties (1)	83,411	38,575	―	―	121,986
Ground and air rights leases (2)	979	4,000	4,100	113,559	122,638
	$137,621	$620,281	$915,518	$263,255	$1,936,675

FOOTNOTES:

(1)

The amounts presented above represent accrued development costs as of June 30, 2016 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs.  The amounts include approximately $114.8 million of contractual obligations with third-party developers and approximately $7.2 million of additional expected development costs that have been included in the respective development budgets.

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

The following is a schedule as of June 30, 2016, of our fixed and variable rate debt maturities for the remainder of 2016, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value (1)
Fixed rate debt	$4,828	$9,983	$204,191	$5,152	$73,654	$89,280	$387,088	$396,000
Weighted average interest rate on fixed debt	4.25%	4.25%	4.30%	4.14%	3.96%	4.25%	4.22%
Variable rate debt	$22,661	$193,544	$83,694	$491,217	$306,240	$49,743	$1,147,099	$1,143,000
Average interest rate on variable rate debt	LIBOR + 2.44%	LIBOR + 2.45%	LIBOR + 2.41%	LIBOR + 2.40%	LIBOR + 2.30%	LIBOR + 2.35%	LIBOR + 2.38%

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2016. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2016, compared to LIBOR rates as of June 30, 2016, would result in fluctuation of interest expense on our variable rate debt of approximately $1.1 million for the year ending December 31, 2016.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of June 30, 2016, the Company’s debt is comprised of approximately 25.2% in fixed rate debt, approximately 63.3% in variable rate debt with current or forward-starting interest rate swaps and approximately 11.5% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt.

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

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities under our redemption plan between April 1, 2016 and June 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan (1)
April 1, 2016 through April 30, 2016	―	―	―	5,650,110
May 1, 2016 through May 31, 2016	―	―	―	5,775,851
June 1, 2016 through June 30, 2016	1,528,751	$9.73	1,528,751	4,511,943
Total	1,528,751	$9.73	1,528,751

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of August 2016.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.