Form 10-Q
period 2016-09-30
CNL Healthcare Properties, Inc.
filed 2016-11-10
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of common stock of the registrant outstanding as of October 31, 2016 was 175,054,822.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements
CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	September 30,	December 31,
ASSETS	2016	2015
Real estate assets:
Real estate investment properties, net (including VIEs $98,929 and $103,691, respectively)	$2,446,294	$2,451,538
Real estate under development, including land (including VIEs $73,346 and $58,994, respectively)	84,904	62,521
Total real estate assets, net	2,531,198	2,514,059
Intangibles, net (including VIEs $3,184 and $4,015, respectively)	135,610	172,452
Cash (including VIEs $996 and $3,904, respectively)	54,619	68,922
Deferred rent and lease incentives (including VIEs $3,069 and $3,096, respectively)	31,457	23,477
Other assets (including VIEs $763 and $1,000, respectively)	23,622	23,334
Real estate held for sale, net	18,257	18,638
Restricted cash (including VIEs $20 and $974, respectively)	11,512	10,287
Total assets	$2,806,275	$2,831,169

LIABILITIES AND EQUITY

Liabilities:
Mortgages and other notes payable, net (including VIEs $81,904 and $85,093, respectively)	$895,343	$831,825
Credit facilities	646,752	656,284
Accounts payable and accrued liabilities (including VIEs $20,633 and $11,412, respectively)	60,880	40,217
Other liabilities (including VIEs $1,202 and $1,387, respectively)	43,396	41,938
Due to related parties (including VIEs $103 and $136, respectively)	1,293	1,803
Total liabilities	1,647,664	1,572,067

Commitments and contingencies (Note 11)

Redeemable noncontrolling interest	499	551

Stockholders' equity:
Preferred stock, $0.01 par value per share,
200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share,
300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized,
179,105 and 175,824 shares issued, and 175,055 and 174,430 shares outstanding, respectively	1,751	1,744
Capital in excess of par value	1,528,269	1,528,781
Accumulated loss	(189,652)	(151,146)
Accumulated distributions	(168,031)	(112,543)
Accumulated other comprehensive loss	(15,663)	(9,747)
Total stockholders' equity	1,156,674	1,257,089
Noncontrolling interest	1,438	1,462
Total equity	1,158,611	1,259,102
Total liabilities and equity	$2,806,275	$2,831,169

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Rental income from operating leases	$31,047	$28,435	$92,742	$72,306
Resident fees and services	59,271	47,505	174,594	129,262
Tenant reimbursement income	5,193	3,964	15,176	10,845
Total revenues	95,511	79,904	282,512	212,413

Operating expenses:
Property operating expenses	47,163	39,923	139,637	105,088
General and administrative	2,705	2,239	9,653	6,823
Acquisition fees and expenses	126	9,073	277	15,939
Asset management fees	6,240	5,085	18,606	13,426
Property management fees	4,800	3,923	13,965	10,539
Contingent purchase price consideration adjustment	528	(268)	(222)	(589)
Impairment provision	―	―	―	4,661
Loss on lease terminations	―	―	785	863
Depreciation and amortization	30,289	27,854	94,428	75,147
Total operating expenses	91,851	87,829	277,129	231,897

Operating income (loss)	3,660	(7,925)	5,383	(19,484)

Other income (expense):
Interest and other income	9	28	54	138
Interest expense and loan cost amortization	(15,820)	(10,990)	(43,857)	(30,369)
Equity in earnings (loss) of unconsolidated entity	194	(151)	108	(656)
Total other expense	(15,617)	(11,113)	(43,695)	(30,887)

Loss before income taxes	(11,957)	(19,038)	(38,312)	(50,371)
Income tax expense	(66)	(193)	(241)	(279)
Net loss	(12,023)	(19,231)	(38,553)	(50,650)
Less: Net loss attributable to noncontrolling interest	(31)	(6)	(47)	(16)
Net loss attributable to common stockholders	$(11,992)	$(19,225)	$(38,506)	$(50,634)

Net loss per share of common stock (basic and diluted)	$(0.07)	$(0.12)	$(0.22)	$(0.34)
Weighted average number of shares of
common stock outstanding (basic and diluted)	175,033	162,730	175,068	147,075

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(12,023)	$(19,231)	$(38,553)	$(50,650)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	4,000	(6,435)	(5,914)	(10,060)
Reclassification of cash flow hedges upon derecognition	―	―	―	236
Reclassification of cash flow hedges due to ineffectiveness	(23)	48	(1)	48
Unrealized loss on derivative financial instruments
of equity method investments	―	(1)	(1)	(9)
Total other comprehensive income (loss)	3,977	(6,388)	(5,916)	(9,785)

Comprehensive loss	(8,046)	(25,619)	(44,469)	(60,435)
Less: Comprehensive loss attributable to noncontrolling interest	(31)	(6)	(47)	(16)
Comprehensive loss attributable to common stockholders	$(8,015)	$(25,613)	$(44,422)	$(60,419)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)
(in thousands, except per share data)

								Accumulated
	Redeemable	Common Stock			Capital in			Other	Total	Non-
	Noncontrolling	Number	Par		Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value		Par Value	Loss	Distributions	Loss	Equity	Interest	Equity
Balance at December 31, 2015	$551	174,430	$1,744		$1,528,781	$(151,146)	$(112,543)	$(9,747)	$1,257,089	$1,462	$1,259,102
Subscriptions received for common stock through
reinvestment plan	―	3,281	33		31,957	―	―	―	31,990	―	31,990
Redemptions of common stock	―	(2,656)	(26)		(25,819)	―	―	―	(25,845)	―	(25,845)
Net income (loss)	(52)	―	―		―	(38,506)	―	―	(38,506)	5	(38,553)
Other comprehensive loss	―	―	―		―	―	―	(5,916)	(5,916)	―	(5,916)
Distribution to holder of noncontrolling interest	―	―	―		―	―	―	―	―	(29)	(29)
Distributions to holders of promoted interest	―	―	―	―	(6,650)	―	―	―	(6,650)	―	(6,650)
Cash distributions declared and paid or reinvested
($0.3174 per share)	―	―	―		―	―	(55,488)	―	(55,488)		(55,488)
Balance at September 30, 2016	$499	175,055	$1,751		$1,528,269	$(189,652)	$(168,031)	$(15,663)	$1,156,674	$1,438	$1,158,611

Balance at December 31, 2014	$568	116,256	$1,163		$1,007,326	$(83,091)	$(49,342)	$(4,864)	$871,192	$400	$872,160
Subscriptions received for common stock through
public offering and reinvestment plan	―	52,815	528		555,629	―	―	―	556,157	―	556,157
Stock distributions	―	3,196	31		(31)	―	―	―	―	―	―
Redemptions of common stock	―	(692)	(7)		(6,627)	―	―	―	(6,634)	―	(6,634)
Stock issuance and offering costs	―	―	―		(54,877)	―	―	―	(54,877)	―	(54,877)
Net loss	―	―	―		―	(50,634)	―	―	(50,634)	(16)	(50,650)
Other comprehensive loss	―	―	―		―	―	―	(9,785)	(9,785)	―	(9,785)
Distribution to holder of noncontrolling interest	―	―	―		―	―	―	―	―	(16)	(16)
Cash distributions declared and paid or reinvested
($0.3174 per share)	―	―	―		―	―	(44,891)	―	(44,891)	―	(44,891)
Balance at September 30, 2015	$568	171,575	$1,715		$1,501,420	$(133,725)	$(94,233)	$(14,649)	$1,260,528	$368	$1,261,464
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Nine Months Ended
	September 30,
	2016		2015
Operating activities:
Net cash flows provided by operating activities		$56,984		$32,393

Investing activities:
Acquisition of properties		―		(647,538)
Development of properties		(60,820)		(54,411)
Capital expenditures		(5,825)		(5,840)
Changes in restricted cash		(1,225)		1,937
Payment of leasing costs		(2,423)		(1,904)
Collection of contingent purchase price consideration		275		―
Deposits on real estate		―		(1,900)
Net cash used in investing activities		(70,018)		(709,656)

Financing activities:
Subscriptions received for common stock through public offering		―		530,083
Payment of stock issuance and offering costs		(32)		(55,626)
Distributions to stockholders, net of distribution reinvestments		(23,498)		(18,816)
Distributions to holders of promoted interest		(4,650)		―
Distributions to holder of noncontrolling interest		(29)		(16)
Redemptions of common stock		(20,298)		(4,725)
Draws under credit facilities		80,113		215,000
Repayments on credit facilities		(90,250)		(31,403)
Proceeds from mortgage and other notes payable		111,309		84,888
Principal payments on mortgage and other notes payable		(48,947)		(80,270)
Payment of contingent purchase price consideration		(2,770)		―
Purchase of interest rate cap		(587)		―
Lender deposits		(15)		(36)
Payment of loan costs		(1,615)		(1,986)
Net cash flows provided by (used in) financing activities		(1,269)		637,093

Net decrease in cash		(14,303)		(40,170)
Cash at beginning of period		68,922		91,355
Cash at end of period		$54,619		$51,185

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Accrued development costs		$21,336		$9,100
Redemptions payable		$8,285		$2,781
Contingent purchase price consideration		$3,867		$3,000
Distribution to holder of promoted interest		$2,000	$	―
Assumption of mortgage note payable on acquisition of property	$	―		$7,128
Assumption of liabilities on acquisition of property	$	―		$2,502

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

With the completion of the Offerings, the Company’s focus is on actively managing a diversified portfolio of healthcare real estate or real estate-related assets within the seniors housing, medical office, post-acute care and acute care asset classes.  The types of seniors housing that the Company has acquired include independent and assisted living facilities, continuing care retirement communities, and Alzheimer’s / memory care facilities.  The types of medical offices that the Company has acquired include medical office buildings (“MOB”), specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services.  The types of post-acute care facilities that the Company has acquired include skilled nursing facilities and inpatient rehabilitative hospitals.  The types of acute care facilities that the Company has acquired include specialty surgical hospitals.  The Company views, manages and evaluates its portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

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

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the quarter and nine months ended September 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016.  Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.  The Company is currently evaluating the impact this ASU will have on the Company’s consolidated statement of cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

3.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Land and land improvements	$233,478	$227,019
Building and building improvements	2,323,125	2,281,342
Furniture, fixtures and equipment	65,076	58,825
Less: accumulated depreciation	(175,385)	(115,648)
Real estate investment properties, net	2,446,294	2,451,538
Real estate under development, including land	84,904	62,521
Total real estate assets, net	$2,531,198	$2,514,059

Depreciation expense on the Company’s real estate investment properties, net was approximately $20.2 million and $60.1 million for the quarter and nine months ended September 30, 2016, respectively, and approximately $16.9 million and $44.8 million for the quarter and nine months ended September 30, 2015.

During 2016, the Company completed the construction on the final phase of the Raider Ranch community in Lubbock, Texas and all phases of the Watercrest at Katy community in Katy, Texas.  As such, the asset values related to these completed developments are included in real estate investment properties, net in the accompanying condensed consolidated balance sheet as of September 30, 2016.

Real Estate Held For Sale

In June 2016, the Company committed to a plan to sell the Dogwood Forest of Acworth property and classified the associated real estate as held for sale as of September 30, 2016. The sale of the Dogwood Forest of Acworth Property would not cause a strategic shift in the Company nor was it considered individually significant; therefore, it does not qualify as discontinued operations under ASU 2014-08.

As of September 30, 2016 and December 31, 2015, real estate held for sale consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Land and land improvements	$2,027	$2,027
Building and building improvements	15,994	15,994
Furniture, fixtures and equipment	1,785	1,776
Less: accumulated depreciation	(1,549)	(1,159)
Real estate held for sale, net	$18,257	$18,638

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

3.	Real Estate Assets, net (continued)

As of September 30, 2016, six of the Company’s seniors housing communities and one post-acute care facility have real estate under development or expansion / conversion projects with third-party developers as follows (in thousands):

Property Name (and Location)	Developer	Real Estate Development Costs Incurred (1)	Remaining Development Budget (2)
Development Properties
Fieldstone at Pear Orchard (Yakima, WA) (3)	Cascadia Development, LLC	12,195	4,262
Welbrook Senior Living Grand Junction (Grand Junction, CO)	Embree Asset Group, Inc.	9,714	6,032
Waterstone on Augusta (Greenville, SC)	T&D Greenville, LLC	19,399	9,387
Wellmore of Lexington (Lexington, SC)	Maxwell Group, Inc.	30,238	28,592
Dogwood Forest of Grayson (Grayson, GA)	Solomon Development Services, LLC	11,799	17,746
Expansion / Conversion Projects
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	683	5,220
Brookridge Heights Assisted Living & Memory Care (Marquette, MI)	Capital Health Partners	876	3,958
		$84,904	$75,197

_____________

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the seniors housing community or post-acute care facility as of September 30, 2016.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount includes preleasing and marketing costs, which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 75%.

The development budgets include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties.  Generally, the Company has delegated to an affiliate of the developer of the respective community the management and administration of the development and construction.  In most cases, the developer is generally responsible for cost overruns beyond the approved development budget for the applicable project pursuant to a cost overrun guarantee.  Some of these developments were deemed to be VIEs; refer to Note 5. “Variable Interest Entities” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

4.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30,	December 31,
	2016	2015
In-place lease intangibles	$220,199	$220,917
Above-market lease intangibles	13,858	13,960
Below-market ground lease intangibles	12,470	12,470
Less: accumulated amortization	(110,917)	(74,895)
Intangible assets, net	$135,610	$172,452

Below-market lease intangibles	$(12,060)	$(12,095)
Above-market ground lease intangibles	(3,488)	(3,488)
Less: accumulated amortization	3,846	2,581
Intangible liabilities, net (1)	$(11,702)	$(13,002)

____________

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $10.7 million and $36.0 million for the quarter and nine months ended September 30, 2016, of which approximately $0.5 million and $1.5 million, respectively, were treated as a reduction of rental income from operating leases, approximately $0.1 million and $0.2 million, respectively, were treated as an increase of property operating expenses and approximately $10.1 million and $34.3 million, respectively, were included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $11.6 million and $32.1 million for the quarter and nine months ended September 30, 2015, of which approximately $0.6 million and $1.5 million, respectively, were treated as a reduction of rental income from operating leases, approximately $0.08 million and $0.2 million, respectively, were treated as an increase of property operating expenses and approximately $10.9 million and $30.3 million, respectively, were included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $0.4 million and $1.3 million for the quarter and nine months ended September 30, 2016, of which approximately $0.4 million and $1.2 million, respectively, were treated as an increase of rental income from operating leases and approximately $0.02 million and $0.07 million, respectively, were treated as a reduction of property operating expenses.  For the quarter and nine months ended September 30, 2015, amortization on the Company’s intangible liabilities was approximately $0.4 million and $1.2 million, of which approximately $0.4 million and $1.1 million, respectively, were treated as an increase of rental income from operating leases and approximately $0.02 million and $0.06 million were treated as a reduction of property operating expenses.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

5.	Variable Interest Entities

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Assets:
Real estate investment properties, net	$98,929	$103,691
Real estate under development, including land	$73,346	$58,994
Intangibles, net	$3,184	$4,015
Cash	$996	$3,904
Deferred rent and lease incentives	$3,069	$3,096
Other assets	$763	$1,000
Restricted cash	$20	$974
Liabilities:
Mortgages and other notes payable, net	$81,904	$85,093
Accounts payable and accrued liabilities	$1,330	$743
Accrued development costs	$19,303	$10,669
Other liabilities	$1,202	$1,387
Due to related parties	$103	$136

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $74.4 million as of September 30, 2016. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

As of September 30, 2016 and December 31, 2015, the Company had 10 and 12 subsidiaries, respectively, which are classified as VIEs due to the following factors and circumstances as of September 30, 2016:

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

•

Four of these subsidiaries are entities with real estate under development or completed developments in which there is insufficient equity at risk due to the development nature of each entity.  In addition, there were reconsideration events during the nine months ended September 30, 2016 related to two completed developments as a result of the Company paying off the related construction loans during the period.

•

Two of these subsidiaries are joint ventures with real estate under development or completed developments in which there is insufficient equity at risk due to the development nature of each joint venture.

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

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

6.	Contingent Purchase Price Consideration

The following table provides a roll-forward of the fair value of the Company’s aggregate contingent purchase price consideration for the quarter and nine months ended September 30, 2016 and 2015 (in thousands):

	Quarter Ended September 30, 2016
Property	Beginning asset (liability) as of June 30, 2016	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of September 30, 2016
Superior Residences of Panama City	$(3,000)	―	(1,000)	$(4,000)
The Shores of Lake Phalen	―	―	―	―
Siena Pavilion VI	(3,750)	2,770	113	(867)
Center One	843	(99)	359	1,103
	$(5,907)	2,671	(528)	$(3,764)

	Quarter Ended September 30, 2015
Property	Beginning asset (liability) as of June 30, 2015	Contingent Consideration Payment	Change in Fair Value	Ending asset as of September 30, 2015
Capital Health Communities	$1,820	―	―	$1,820
Medical Portfolio I	(268)	―	268	―
	$1,552	―	268	$1,820

	Nine Months Ended September 30, 2016
Property	Beginning asset (liability) as of December 31, 2015	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of September 30, 2016
Superior Residences of Panama City	$(3,000)	―	(1,000)	$(4,000)
The Shores of Lake Phalen	(750)	―	750	―
Siena Pavilion VI	(3,750)	2,770	113	(867)
Center One	1,019	(275)	359	1,103
	$(6,481)	2,495	222	$(3,764)

	Nine Months Ended September 30, 2015
Property	Beginning asset (liability) as of December 31, 2014	Contingent Consideration Payment	Change in Fair Value	Ending asset as of September 30, 2015
Capital Health Communities	$4,078	(2,579)	321	$1,820
Medical Portfolio I	(268)	―	268	―
	$3,810	(2,579)	589	$1,820

The fair value of the contingent purchase price consideration is based on a then-current income approach that is primarily determined based on the present value and probability of future cash flows using internal underwriting models.  The income approach further includes estimates of risk-adjusted rate of return, capitalization rates for the respective property and/or lease-up assumptions.  Since these estimates include inputs that are less observable by the public and are not necessarily reflected in active markets, the measurements of the estimated fair value related to the Company’s contingent purchase price consideration are categorized as Level 3 on the three-level fair value hierarchy.  There were no transfers into and out of fair value measurement levels during the quarter and nine months ended September 30, 2016.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

7.	Indebtedness

The following table provides details of the Company’s indebtedness as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Mortgages payable and other notes payable:
Fixed rate debt	$384,556	$391,639
Variable rate debt (1)	518,462	449,017
Mortgages and other notes payable (2)	903,018	840,656
Premium (discount), net (3)	(106)	(221)
Loan costs, net	(7,569)	(8,610)
Total mortgages and other notes payable, net	895,343	831,825
Credit facilities:
Revolving Credit Facility (4) (5)	199,863	225,000
First Term Loan Facility (1)	175,000	175,000
Second Term Loan Facility (5)	275,000	260,000
Loan costs, net related to Term Loan Facilities	(3,111)	(3,716)
Total credit facilities, net	646,752	656,284
Total borrowings, net	$1,542,095	$1,488,109

_____________

FOOTNOTES:

(1)

As of September 30, 2016 and December 31, 2015, the Company had entered into interest rate swaps with notional amounts of approximately $523.5 million and $480.7 million, respectively, which settle on a monthly basis. In addition, as of December 31, 2015, the Company had entered into a forward-starting interest rate swap for a total notional amount of approximately $48.4 million, in order to hedge its exposure to variable rate debt beginning in June 2016.  Refer to Note 9. “Derivative Financial Instruments” for additional information.

(2)

As of September 30, 2016 and December 31, 2015, the Company’s mortgages and other notes payable are collateralized by 73 and 65 properties, respectively, with total carrying value of approximately $1.5 billion and $1.4 billion, respectively.

(3)	Premium (discount), net is reflective of the Company recording mortgage notes payable assumed at fair value on the respective acquisition date.
(4)

As of September 30, 2016 and December 31, 2015, availability under the Revolving Credit Facility was approximately $1.0 million and $20.0 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

(5)

As of September 30, 2016 and December 31, 2015, the Company had entered into interest rate caps with a notional amounts of approximately $410.0 million and $260.0 million, respectively.  Refer to Note 9. “Derivative Financial Instruments” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

7.	Indebtedness (continued)

The following table provides details of the fair market value and carrying value of the Company’s indebtedness as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,		December 31,
	2016		2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$905.4	$895.3	$844.6	$831.8
Credit facilities	$649.9	$646.8	$660.0	$656.3

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of September 30, 2016 and December 31, 2015 because of the relatively short maturities of the obligations.

In August 2016, the Company extinguished approximately $34.4 million of construction loans related to the Wellmore of Tega Cay and Raider Ranch properties prior to their scheduled maturities.  In connection therewith, the Company wrote-off approximately $0.4 million of unamortized loan costs for both loans and paid an exit fee of approximately $1.1 million for the Wellmore of Tega Cay loan.  Both the unamortized loan costs and the exit fee are included in interest expense and loan cost amortization in the accompanying condensed consolidated statements of operations for the quarter and nine months ended September 30, 2016.

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

As of September 30, 2016, the Company was in compliance with all financial covenants and ratios.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

8.	Related Party Arrangements (continued)

The following fees are expected to be or were settled and paid in the form of Restricted Stock in connection with the Amended Expense Support Agreements for the quarter and nine months ended September 30, 2016 and the Original Expense Support Agreements for the quarter and nine months ended September 30, 2015, and cumulatively as of September 30, 2016 under both agreements (in thousands, except offering price):

	Quarter ended		Nine Months Ended		As of
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016
Asset management fees (1)	$850	$885	$2,550	$2,298	$13,197
Then-current offering price or NAV (2)	$9.75	$10.58	$9.75	$10.58	$9.75
Restricted Stock shares (3)	87	84	262	217	1,303

Cash distributions on Restricted Stock (4)	$112	$75	$315	$197	$699
Stock distributions on Restricted Stock (5)	―	5	―	14	21

FOOTNOTES:

(1)

No other amounts have been settled in accordance with the Amended Expense Support Agreements for the quarter and nine months ended September 30, 2016, the Original Expense Support Agreements for the quarter and nine months ended September 30, 2015, or cumulatively as of September 30, 2016 under either of the agreements.

(2)

The number of restricted stock shares granted to the Advisor in lieu of payment in cash is determined by dividing the expense support amount for the respective determination date by the then-current public offering price as of the Original Determination Date or by the then-current NAV per share as of the Amended Determination Date.

(3)

As of September 30, 2016, Restricted Stock shares are comprised of approximately 1.04 million shares issued to the Advisor and approximately 0.3 million expected to be issued to the Advisor on the Amended Determination Date. No fair value was assigned to the Restricted Stock shares as the shares were valued at zero, which represents the lowest possible value estimated at vesting. In addition, the Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met through September 30, 2016.

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

The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis.  Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (“Expense Year”) commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”).  In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Amended Expense Support Agreements.  For the Expense Year ended September 30, 2016, the Company did not incur operating expenses in excess of the Limitation.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

8.	Related Party Arrangements (continued)

The fees incurred by and reimbursable to the Managing Dealer in connection with the Company’s Offerings for the quarter and nine months ended September 30, 2016 and 2015, and related amounts unpaid as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Quarter ended			Nine Months Ended			Unpaid amounts as of (1)
	September 30,			September 30,			September 30,		December 31,
	2016		2015	2016		2015	2016		2015
Selling commissions (2)	$	―	$4,085	$	―	$12,076	$	―	$	―
Marketing support fees (2)		―	5,232		―	15,851		―		―
	$	―	$9,317	$	―	$27,927	$	―	$	―

The expenses and fees incurred by and reimbursable to the Company’s related parties for the quarter and nine months ended September 30, 2016 and 2015, and related amounts unpaid as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Quarter ended			Nine Months Ended			Unpaid amounts as of (1)
	September 30,			September 30,			September 30,	December 31,
	2016		2015	2016		2015	2016	2015
Reimbursable expenses:
Offering costs (2)	$	―	$919	$	―	$2,785	$ ―	$32
Operating expenses (3)		1,043	1,119		3,533	3,140	1,021	935
Acquisition fees and expenses		28	156		101	461	4	12
		1,071	2,194		3,634	6,386	1,025	979
Investment services fees (4)		194	8,624		194	13,645	―	182
Property management fees (5)		1,353	1,128		3,668	2,844	268	418
Asset management fees (6)		7,270	6,075		21,699	16,127	―	224
		$9,888	$18,021		$29,195	$39,002	$1,293	$1,803

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

8.	Related Party Arrangements (continued)

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity and redeemable noncontrolling interest.
(3)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.

(4)

For the quarter and nine months ended September 30, 2016, the Company incurred approximately $0.2 million and $0.2 million, respectively, in investment service fees related to the Company’s completed developments, of which approximately $0.2 million and $0.2 million, respectively, were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.  For the quarter and nine months ended September 30, 2015, Company incurred approximately $8.6 million and $13.6 million, respectively, in investment service fees, of which approximately $1.5 million and $1.5 million, respectively, were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.  Investment services fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.

(5)

For the quarter and nine months ended September 30, 2016, the Company incurred approximately $1.4 million and $3.7 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.3 million and $0.6 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets. For the quarter and nine months ended September 30, 2015, the Company incurred approximately $1.1 million and $2.8 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.3 million and $0.6 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.

(6)

For the quarter and nine months ended September 30, 2016, the Company incurred approximately $7.3 million and $21.7 million, respectively, in asset management fees payable to the Advisor of which approximately $0.2 million and $0.5 million, respectively, was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet.  In addition, the Company recognized a reduction in asset management fees of approximately $0.9 million and $2.6 million, respectively, as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the Amended Expense Support Agreements.  For the quarter and nine months ended September 30, 2015, the Company incurred approximately $6.1 million and $16.1 million, respectively, in asset management fees payable to the Advisor of which approximately $0.9 million and $2.3 million, respectively, was settled in accordance with the terms of the Advisor Expense Support Agreement and approximately $0.1 million and $0.4 million, respectively, was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

9.	Derivative Financial Instruments

The following summarizes the terms of the Company’s, or its equity method investments’, derivative financial instruments and the corresponding asset (liability) as of September 30, 2016 and December 31, 2015 (in thousands):

Notional Amount							Fair value asset (liability) as of
		Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	September 30, 2016		December 31, 2015

$12,101	(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018		$(95)		$(85)
$37,597	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018		$(1,261)		$(1,472)
$25,619	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018		$(956)		$(1,086)
$10,485	(3)	3.0%	― %	6/27/2014	6/30/2014	6/30/2017	$	―		$1
$48,201	(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019		$(1,619)		$(1,066)
$82,736	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019		$(2,726)		$(2,283)
$6,907	(2)	1.2%	2.3%	11/12/2014	11/15/2014	10/15/2017		$(38)		$(37)
$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019		$(3,107)		$(1,694)
$135,377	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019		$(3,445)		$(1,795)
$260,000	(3)	1.5%	― %	11/19/2015	11/19/2015	11/30/2018		$241		$1,988
$150,000	(3)	1.5%	― %	3/1/2016	3/1/2016	11/30/2018		$139	$	―

_______________

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
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

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

10.	Equity

Stockholders’ Equity:

Distribution Reinvestment Plan — For the nine months ended September 30, 2016 and 2015, the Company received proceeds through its Reinvestment Plan of approximately $32.0 million (3.3 million shares) and $26.1 million (2.6 million shares), respectively.

Distributions — The following table details the Company’s historical share prices in its Offerings, including the prices pursuant to the Reinvestment Plan and the Company’s monthly cash and stock distributions per share:

	Price per Share	Reinvestment Plan Price per Share	Monthly Cash Distributions	Monthly Stock Distributions
Period
January 1, 2015 through February 11, 2016	$10.58	$10.06	$0.0353	(2)
February 12, 2016 through September 30, 2016 (1)	$9.75	$9.75	$0.0353	―

FOOTNOTES:

(1)	The Company’s board of directors adopted an estimated NAV of $9.75 as of December 31, 2015, which upon adoption represents the Reinvestment Plan price per share.
(2)	The Company closed its Offerings on September 30, 2015 and discontinued its stock distributions concurrently. The monthly stock distributions were 0.0025 through September 30, 2015.

During the nine months ended September 30, 2016 and 2015, the Company declared cash distributions of $55.5 million and $44.9 million, respectively, of which $23.5 million and $18.8 million, respectively, were paid in cash to stockholders and $32.0 million and $26.1 million, respectively, were reinvested pursuant to the Reinvestment Plan.  In addition, the Company declared and made stock distributions of approximately 3.2 million shares of common stock during the nine months ended September 30, 2015. The Company closed its Offerings on September 30, 2015 and discontinued its stock distributions concurrently.

Redemptions — During the nine months ended September 30, 2016 and 2015, the Company received requests for the redemption of common stock of approximately 2.7 million and 0.7 million shares, respectively, all of which were approved for redemption at an average price of $9.73 and $9.51, respectively, and for a total of approximately $25.8 million and $6.6 million, respectively.

Promoted Interest — During the nine months ended September 30, 2016, the Company recorded, as a reduction to capital in excess of par value, approximately $6.7  million in distributions to holders of promoted interest related to the following completed developments (in thousands):

Property	Amount
Dogwood Forest of Acworth	$(3,850)
Wellmore of Tega Cay	(2,800)
$(6,650)

There were no such distributions during the nine months ended September 30, 2015.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

10.	Equity (continued)

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investments, and included in the condensed consolidated statements of comprehensive loss for the quarter and nine months ended September 30, 2016 and 2015 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments		Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss into earnings
	Quarter Ended			Quarter Ended
	September 30,			September 30,
	2016	2015		2016	2015
Interest rate swaps	$4,033	$(6,435)	Interest expense and loan cost amortization	$(1,731)	$(1,078)
Interest rate caps	(33)	―	Interest expense and loan cost amortization	(10)	―
Reclassification of interest rate swaps upon derecognition	―	―	Interest expense and loan cost amortization	―	―
Reclassification of interest rate swaps due to ineffectiveness	(23)	48	Interest expense and loan cost amortization	23	(48)
Interest rate cap held by unconsolidated joint venture	―	(1)	Not applicable	―	―
Total	$3,977	$(6,388)		$(1,718)	$(1,126)

	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015		2016	2015
Interest rate swaps	$(3,729)	$(10,060)	Interest expense and loan cost amortization	$(5,388)	$(2,411)
Interest rate caps	(2,185)	―	Interest expense and loan cost amortization	(10)	―
Reclassification of interest rate swaps upon derecognition	―	236	Interest expense and loan cost amortization	―	(236)
Reclassification of interest rate swaps due to ineffectiveness	(1)	48	Interest expense and loan cost amortization	1	(48)
Interest rate cap held by unconsolidated joint venture	(1)	(9)	Not applicable	―	―
Total	$(5,916)	$(9,785)		$(5,397)	$(2,695)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

11.	Commitments and Contingencies

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

The Company has seven remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.

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

12.	Subsequent Events

Cobalt Rehabilitation Hospital of New Orleans

In October 2016, the Company acquired Cobalt Rehabilitation Hospital of New Orleans for approximately $28.6 million in a sale-leaseback transaction.  The recently developed post-acute care facility consists of a 65,345 square foot rehabilitation hospital in New Orleans, Louisiana.  The Company incurred an approximate $0.5 million investment service fee related to this acquisition payable to the Advisor.

The following summarizes the Company’s preliminary allocation of the purchase price for the above property, and the estimated fair values of the assets acquired (in thousands):

Land and land improvements	$3,283
Buildings and building improvements	20,142
Intangibles (1)	5,163
Net assets acquired	$28,588

FOOTNOTE:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles is estimated at approximately 20 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2016 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of September 30, 2016 (unaudited) and December 31, 2015.  Amounts as of December 31, 2015, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2015.

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

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 34 states. The map below shows our current property allocations across geographic regions as of October 31, 2016:

As of October 31, 2016, our healthcare investment portfolio consisted of interests in 145 properties, including 74 seniors housing communities, 54 MOBs, 12 post-acute care facilities and five acute care hospitals.  Of our properties held at October 31, 2016, seven of our 74 seniors housing communities currently have real estate under development or current expansion projects and five were owned through an unconsolidated joint venture.  One of our 12 post-acute care facilities currently has real estate under development. The following table summarizes our healthcare portfolio by asset class and investment structure as of October 31, 2016:

	Number of Investments		Amount of Investments (in millions)	Percentage of Total Investments
Type of Investment
Consolidated investments:
Seniors housing leased (1)	16		$360.0	12.0%
Seniors housing managed (2)	49		1,265.2	42.1%
Seniors housing developments (3)	4		73.6	2.5%
Seniors housing expansion projects (3)	―	(4)	1.6	0.1%
Medical office leased (1)	54		931.0	31.0%
Post-acute care leased (1)	11		176.6	5.9%
Post-acute care development (3)	1		9.7	0.3%
Acute care leased (1)	5		153.9	5.1%
Unconsolidated investments:
Seniors housing managed (5)	5		31.1	1.0%
	145		$3,002.7	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	Investments herein represent funded and accrued development costs as of September 30, 2016.

(4)	Investments herein relate to expansion projects whose property counts are included in seniors housing managed.
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

Furthermore, in our evaluation of the properties that we have purchased and additional properties that we expect to purchase, we consider the operating stage of the investments within the following stages: development, value-add or stabilizing and stabilized.  Development properties are those in which we or our joint venture have purchased land for the development of new operating properties.  We typically hold rights as the owner or managing member of the development properties while a third-party or our joint venture partner manages the development, construction and certain day-to-day operations of the property subject to our oversight.  Stabilizing properties are either developed properties that have been fully constructed and in lease-up phase (typically 18 months post-construction) or existing (“value-add”) properties in which we expect to make capital investments to upgrade or expand.  A property is considered stabilized upon the earlier of (i) when the property reaches 85% occupancy for a trailing three month period, or (ii) a two year period from acquisition or completion of development.  For those assets that are above an 85% occupancy level and subsequently drop below 85%, they are reclassified to stabilizing until the assets attain the trailing three month 85% occupancy metric.

During the nine months ended September 30, 2016, we continued to invest in ground-up development and value-add or stabilizing properties.  During the construction and lease-up phase, these types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our results of operations and net asset valuation.  However, we believe that investing a portion of our capital into these types of properties is beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions.  Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

Based on revenues for the nine months ended September 30, 2016, the Company’s portfolio is comprised of 88.7% stabilized properties, of which 2.9% are completed developments, and 11.3% value-add or stabilizing properties, of which 2.5% are recently completed developments that are currently in the lease-up phase.

The following table lists our occupancy, RevPOU and rent per square feet by asset class within our healthcare portfolio as of September 30, 2016:

Operating Stage	Occupancy %	RevPOU	Rent per Square Feet
Value-add or Stabilizing:
Seniors Housing	71.7%	$4,395	$—
Medical Office	75.9%	$—	$2.86
Stabilized:
Seniors Housing	89.4%	$4,235	$—
Medical Office	95.0%	$—	$2.63
Acute	100.0%	$—	$3.11
Post-Acute (1)	100.0%	$7,128	$2.96

FOOTNOTE:

(1)	Post-acute is comprised of skilled nursing facilities, which are evaluated based on RevPOU, and inpatient rehab hospitals, which are evaluated based on rent per square feet.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 5% or more of our rentable space as of September 30, 2016:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	21.8%	2022-2025
Parc Communities, LLC	2	385	6.7%	2017
Novant Medical Group, Inc.	5	317	5.5%	2016-2025
Other tenants and vacancies (1)	65	3,818	66.0%	2016-2038
	85	5,781	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,803	31.7%	2019-2021
Prestige Senior Living, LLC	13	895	15.8%	2019
MorningStar Senior Management, LLC	4	834	14.7%	2018-2019
SLH Austin Manager, LLC	3	432	7.6%	2020-2025
HarborChase Retirement, LLC	4	380	6.7%	2018-2024
Other operators (1)	18	1,336	23.5%	2017-2025
	49	5,680	100.0%

FOOTNOTE:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our rentable square footage.

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

During the nine months ended September 30, 2016, our rental revenues from operating leases represented approximately 32.8% of our total revenues.  As of September 30, 2016, approximately 69.3% of our rental revenues from operating leases were scheduled to expire in 2021 or later.  Based on this, we do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2016, each of the next nine years and thereafter on our consolidated healthcare investment portfolio (excludes real estate under development), assuming that none of the tenants exercise any of their renewal options, as of September 30, 2016 (in thousands, except for number of tenants and percentages):

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2016	30	87	$1,721	1.6%
2017	74	666	10,869	10.1%
2018	99	397	8,055	7.5%
2019	71	311	6,208	5.8%
2020	54	323	6,105	5.7%
2021	38	214	4,182	3.9%
2022	25	1,022	15,021	13.9%
2023	81	754	18,011	16.7%
2024	8	239	5,676	5.3%
2025	32	604	11,595	10.7%
Thereafter	39	869	20,440	18.8%
Total	551	5,486	$107,883	100.0%

Weighted Average Remaining Lease Term: (3)			6.9 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent escalations included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Real Estate Under Development

As of October 31, 2016, we had interests in five properties under development and two properties with expansion or conversion projects that will provide us with 611 additional units upon completion as follows:

Property Name (and Location)	Developer	Number of Additional Units upon Completion	Development Costs Incurred (in millions) (1)	Remaining Development Budget (in millions) (2)	Maximum Construction Loans Available (in millions)	Estimated Completion Date
Development Properties
Fieldstone at Pear Orchard (Yakima, WA) (3)	Cascadia Development, LLC	75 units	12.2	4.3	5.8	4th quarter 2016
Welbrook Senior Living Grand Junction (Grand Junction, CO)	Embree Asset Group, Inc.	50 units	9.7	6.0	—	1st quarter 2017
Waterstone on Augusta (Greenville, SC)	T&D Greenville, LLC	114 units	19.4	9.4	10.5	1st quarter 2017
Wellmore of Lexington (Lexington, SC)	Maxwell Group, Inc.	212 units	30.2	28.6	34.3	2nd quarter 2017
Dogwood Forest of Grayson (Grayson, GA)	Solomon Development Services, LLC	99 units	11.8	17.7	16.4	2nd quarter 2017
Expansion / Conversion Projects
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	32 units	0.7	5.2	—	2nd quarter 2017
Brookridge Heights Assisted Living & Memory Care (Marquette, MI)	Capital Health Partners	29 units	0.9	4.0	—	2nd quarter 2017
	Total	611 units	$84.9	$75.2	$67.0

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of these properties as of September 30, 2016.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount represents the remaining development budget as of September 30, 2016 and includes preleasing and marketing costs which will be expensed as incurred.
(3)	This property is owned through a joint venture in which the Company’s initial ownership interest is 75%.

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

Liquidity and Capital Resources

General

Our primary source of capital, through the close of our Offerings on September 30, 2015, was proceeds we received from our Offerings.  While our Offerings closed on September 30, 2015, we continue to provide existing stockholders the opportunity to designate their cash distributions for reinvestment through our Reinvestment Plan.  Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, other assets and undistributed operating cash flows.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of September 30, 2016, we have approximately $28.4 million of available proceeds remaining under our Revolving Credit Facility, as discussed below.

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

Sources of Liquidity and Capital Resources

Reinvestment Plan

For the nine months ended September 30, 2016 and 2015, we received proceeds from our Reinvestment Plan of approximately $32.0 million and $26.1 million, respectively, as existing stockholders continue to designate their cash distributions for reinvestment through our Reinvestment Plan.

Borrowings

We have borrowed and intend to continue borrowing money to fund ongoing real estate development and other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities.  During the nine months ended September 30, 2016 and 2015, we borrowed proceeds of approximately $191.4 million and $299.9 million, respectively. These amounts were primarily used to fund real estate under development and acquire additional properties in 2015. While we have substantially completed our acquisition phase, we continue to monitor and evaluate additional acquisition opportunities and may borrow additional money to fund such acquisitions.

We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes.  See “Uses of Liquidity and Capital Resources – Distributions” below for additional information related to the payment of distributions with other sources for GAAP purposes.  In many cases, we have pledged our assets in connection with our borrowings and intend to encumber assets in connection with additional borrowings.  The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.  As of September 30, 2016 and December 31, 2015, we had an aggregate debt leverage ratio of approximately 55.0% and 52.6%, respectively, of the aggregate carrying value of our assets.

Real Estate Held For Sale

In June 2016, we committed to a plan to sell the Dogwood Forest of Acworth property and classified the associated real estate as held for sale as of September 30, 2016.  We expect net sales proceeds will exceed the carrying value of the property and expect it to close by the end of the year.

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

During 2015, the tenant at two of our specialty hospitals experienced financial difficulty and defaulted on its lease agreements at both properties.  During the nine months ended September 30, 2015, we recorded an impairment provision of approximately $4.7 million related to the lease intangibles and a loss on lease termination of approximately $0.9 million related to deferred rent and other lease related assets.  In September 2015, in connection with consenting to the sale of the operations by our previous tenant to a third-party buyer at our specialty hospital in Beaumont, TX, we signed an amended and restated lease agreement with the buyer that included similar economic terms as the previous lease.  In January 2016, we executed a lease with a new tenant at our specialty hospital in Hurst, TX that included similar economic terms as the previous lease.  As incentive for entering into a long-term lease, the tenant was granted six months of “free rent” in 2016.  We expect this new lease to increase our operating cash flows in 2016 given the loss of revenues generated by the default on the previous lease during the year ended December 31, 2015.

Net Cash Provided by Operating Activities

We experienced positive cash flow from operating activities for the nine months ended September 30, 2016 and 2015 of approximately $57.0 million and $32.4 million, respectively.  The increase in cash flows from operating activities for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily the result of the following:

•

an increase in total revenues and net operating income (“NOI”)  for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily as the result of having 134 consolidated operating properties in 2016 as compared with 122 consolidated operating properties in 2015; and

•

a decrease in acquisition fees and expenses during the nine months ended September 30, 2016 in which there were no acquisitions compared to the nine months ended September 30, 2015 in which we acquired 30 consolidated operating properties totaling $655.1 million;

•

offset by an increase in interest expense paid resulting from additional borrowings on properties acquired subsequent to September 30, 2015 and properties acquired during the nine months ended September 30, 2015 being owned for the entire period;

•

an increase in payments of lease incentives due to paying approximately $2.3 million for the nine months ended September 30, 2016 as compared to $1.9 million for the nine months ended September 30, 2015;

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

Expense Support Agreements

During the nine months ended September 30, 2015, our cash from operating activities was positively impacted by the Original Expense Support Agreements, which we entered into with our Advisor and Property Manager.  Pursuant to the Original Expense Support Agreements, our Advisor and Property Manager agreed to forgo the payment of fees in cash and accept Restricted Stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) our aggregate modified funds from operations (as defined in the Original Expense Support Agreements).  The Advisor expense support amount was determined for each calendar quarter, on a non-cumulative basis, on each quarter-end date.  The Property Manager expense support amount was determined for each calendar quarter, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each quarter-end date.  For the quarter and nine months ended September 30, 2015, our Advisor settled approximately $0.9 million and $2.3 million, respectively, of asset management fees in accordance with the terms of the Original Expense Support Agreements.  Any amounts settled, and for which restricted stock shares were issued, pursuant to the Original Expense Support Agreements have been permanently settled and we have no further obligation to pay such amounts to the Advisor or the Property Manager.

In March 2016, our board of directors approved the Amended Expense Support Agreements with both the Advisor and Property Manager that are effective January 1, 2016 and change the calculation and determination date of the respective affiliate’s expense support amounts from each calendar quarter, on a non-cumulative basis, to each calendar year on a cumulative year-to-date basis.  Under the terms of the Amended Expense Support Agreements, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided, under the Amended Expense Support Agreements, we shall issue, within 90 days following each Amended Determination Date, a number of shares of Restricted Stock equal to the quotient of the expense support amounts provided by to the Advisor and Property Manager for the preceding calendar year divided by the then-current NAV per share of common stock.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their invested capital plus a 6% cumulative noncompounded annual return upon ultimate liquidity of the company.  The terms of the Amended Expense Support Agreements automatically renew for consecutive one year periods, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice.  For the quarter and nine months ended September 30, 2016, we recognized approximately $0.9 million and $2.6 million, respectively, as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the Amended Expense Support Agreements.

Refer to Note 8. “Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Lease Incentives

During the nine months ended September 30, 2016 and 2015, we paid approximately $2.3 million and $11.6 million, respectively, of costs on behalf of our tenants as lease incentives in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs.  Lease incentives are capitalized as deferred rent and amortized as straight-line rent over the respective lease terms.  While we expect the impact of these lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will contribute to same-store NOI growth in future periods and that the extension of existing lease terms could increase the value of our properties.

Development Properties

In connection with our seniors housing and post-acute care developments, we funded approximately $60.8 million and $54.4 million in development costs during the nine months ended September 30, 2016 and 2015, respectively.  Pursuant to the development agreements for the active properties under development as of September 30, 2016, we expect to fund approximately $75.2 million of additional development and other costs.  We expect to fund the remaining development and other costs primarily from construction loans on each development or other cash flows from financing activities.

As a result of our completed seniors housing developments continuing to move towards or achieving stabilization, we expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties.  We continue to monitor the lease-up of these properties to determine whether the established performance metrics have been met.  As of September 30, 2016, we have accrued a distribution to the holder of promoted interest for Dogwood Forest of Acworth of approximately $3.9 million of which approximately $1.9 million has been paid while the remaining $2.0 million will be retained until the completion of the Dogwood Forest of Grayson development which is expected to occur in the third quarter of 2017.  Our obligation to pay the promoted interest on the Dogwood Forest of Acworth property is not impacted by our decision to sell the property.  In addition, in connection with the Wellmore of Tega Cay transition from a managed property to leased, we paid approximately $2.8 million under our promoted interest agreement.

Debt Repayments

During the nine months ended September 30, 2016, we paid approximately $139.2 million of total repayments which was comprised of $90.3 million in repayments on our Revolving Credit Facility, $34.4 million in repayments on our mortgage loans for the Wellmore of Tega Cay Property and Raider Ranch Community, prior to the scheduled maturities, and $14.5 million of scheduled repayments.  During the nine months ended September 30, 2015, we paid approximately $111.7 million of total repayments which was comprised of $31.4 million in repayments on our Revolving Credit Facility, $64.5 million in repayments on our mortgage loans for the Perennial Communities and Medical Portfolio I Properties, respectively, prior to the scheduled maturities, $2.6 million of prepayments on our mortgage loan for the Capital Health Communities related to monies received under the Yield Guaranty and $13.2 million of scheduled repayments.

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

During the nine months ended September 30, 2016 and 2015, we paid approximately $0.03 million and $55.6 million, respectively, of stock issuance and offering costs.

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

The following tables present a summary of requests received and shares redeemed pursuant to our redemption plan during the nine months ended September 30, 2016 and 2015:

2016 Quarters	First	Second	Third	Total
Redemptions requested	276,777	1,528,751	851,234	2,656,762
Shares redeemed	(276,777)	(1,528,751)	(851,234)	(2,656,762)
Pending redemption requests	—	—	—	—
Average price paid per share	$9.73	$9.73	$9.73	$9.73

2015 Quarters	First	Second	Third	Total
Redemptions requested	204,184	195,873	292,429	692,486
Shares redeemed	(204,184)	(195,873)	(292,429)	(692,486)
Pending redemption requests	—	—	—	—
Average price paid per share	$9.51	$9.51	$9.51	$9.51

During the nine months ended September 30, 2016, we paid approximately $20.3 million in redemptions of common stock of which approximately $2.7 million related to prior year redemption requests that were payable as of December 31, 2015.  In addition, subsequent to September 30, 2016, we paid approximately $8.3  million in redemptions of common stock related to requests received for the quarter ended September 30, 2016.  During the nine months ended September 30, 2015, we paid approximately $4.7 million in redemptions of common stock of which approximately $0.9 million related to prior year redemption requests that were payable as of December 31, 2014.

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for quarter and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at then- current offering price)	Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by Operating Activities (3)
2016 Quarters
First	$0.1058	$18,454	$10,725	$7,729	—	$—	$18,454	$16,008
Second	0.1058	18,538	10,658	7,880	—	—	18,538	18,741
Third	0.1058	18,496	10,607	7,889	—	—	18,496	22,235
Total	$0.3174	$55,488	$31,990	$23,498	—	$—	$55,488	$56,984
2015 Quarters
First	$0.1058	$13,248	$7,648	$5,600	943	$9,977	$23,225	$11,317
Second	0.1058	14,895	8,619	6,276	1,060	11,215	26,110	10,757
Third	0.1058	16,748	9,808	6,940	1,193	12,620	29,368	10,319
Total	$0.3174	$44,891	$26,075	$18,816	3,196	$33,812	$78,703	$32,393

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)

For the nine months ended September 30, 2016 and 2015, our net loss was approximately $38.5 million and $50.6 million, respectively, while cash distributions declared were approximately $55.5 million and $44.9 million, respectively, and total distributions declared were approximately $55.5 million, and $78.7 million, respectively.  For the nine months ended September 30, 2016 and 2015, approximately 96% and 72%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 4% and 28%, respectively, were considered to be funded with Other Sources.  For the nine months ended September 30, 2016 and 2015, approximately 96% and 41%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 4% and 59%, respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

(3)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions.  For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations.  However, we consider acquisition fees to be costs that are paid for with proceeds from our Offerings as opposed to operating cash flows.  For the nine months ended September 30, 2016 and 2015, we expensed approximately $0.5 million and $15.9 million, respectively, in acquisition fees and expenses.  Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

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

As of September 30, 2016, we owned 134 consolidated operating real estate investment properties and our portfolio consisted of 5,433 units operated under management agreements with third-party operators and approximately 5.8 million rentable square feet that was 94.9% leased to third-party tenants.

	Investment count as of
	September 30,
Consolidated operating investment types:	2016	2015
Seniors housing leased	16	15
Seniors housing managed	49	44
Medical office leased	54	49
Post-acute care leased	10	9
Acute care leased	5	5
	134	122

Quarter and nine months ended September 30, 2016 as compared to the quarter and nine months ended September 30, 2015

Rental Income from Operating Leases. Rental income from operating leases was approximately $31.0 million and $92.7 million, respectively, for the quarter and nine months ended September 30, 2016 as compared to approximately $28.4 million and $72.3 million, respectively, for the quarter and nine months ended September 30, 2015.  The increase in rental income from operating leases resulted from the acquisition of additional leased properties subsequent to September 30, 2015 as detailed above as well as the increased rental income resulting from tenant workouts discussed above.  We expect this revenue stream to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods.

Resident Fees and Services. Resident fees and services income was approximately $59.3 million and $174.6 million, respectively, for the quarter and nine months ended September 30, 2016 as compared to approximately $47.5 million and $129.3 million, respectively, for the quarter and nine months ended September 30, 2015.  The increase in resident fees and services is a result of the acquisition of additional managed properties subsequent to September 30, 2015 as detailed above and an increase in revenue at properties held for entire comparable periods (“same-store revenue”).  The increase in same-store revenue was partially offset by our decision to convert certain skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities.  We expect this revenue stream to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods, and our value-add and completed development properties stabilize.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $5.2 million and $15.2 million, respectively, for the quarter and nine months ended September 30, 2016 as compared to approximately $4.0 million and $10.8 million, respectively, for the quarter and nine months ended September 30, 2015.  This amount is comprised of common area maintenance (“CAM”) revenue and the increase resulted from the acquisition of additional medical office leased properties subsequent to September 30, 2015 as detailed above.  We expect this revenue stream to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods.

Property Operating Expenses. Property operating expenses were approximately $47.2 million and $139.6 million, respectively, for the quarter and nine months ended September 30, 2016 as compared to approximately $39.9 million and $105.1 million, respectively, for the quarter and nine months ended September 30, 2015.  This increase is a result of the acquisition of properties subsequent to September 30, 2015 as detailed above. We expect property operating expenses to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods and as our value-add and completed development properties stabilize.

General and Administrative. General and administrative expenses were approximately $2.7 million and $9.7 million, respectively, for the quarter and nine months ended September 30, 2016, as compared to approximately $2.2 million and $6.8 million, respectively, for the quarter and nine months ended September 30, 2015.  General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.  The increase in general and administrative expense was primarily attributed to increased costs as a result of the growth of our portfolio from the prior comparable periods.  Specifically, we incurred increased personnel expenses reimbursable to the Advisor due to increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting.  We expect increases in general and administrative expenses for the remainder of 2016 in comparison with the prior period as the properties acquired subsequent to September 30, 2015 are operational for a full period and development operations begin and continue to ramp-up across periods.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $0.3 million and $0.5 million for the quarter and nine months ended September 30, 2016, respectively, of which $0.2 million were capitalized as real estate under development for both the quarter and nine months ended September 30, 2016 related to true-ups of investment service fees for our completed development properties. We incurred approximately $11.3 million and $18.1 million, for the quarter and nine months ended September 30, 2015, respectively, of which $2.2 million were capitalized as real estate under development for both the quarter and nine months ended September 30, 2015.  Acquisition fees and expenses for the quarter and nine months ended September 30, 2015 related to the acquisition of 30 operating properties totaling approximately $655.1 million.  We had no acquisitions during the quarter and nine months ended September 30, 2016, but in October 2016 we completed the acquisition of the Cobalt Rehabilitation Hospital of New Orleans. We expect expenses to remain at low levels in future periods as we anticipate additional purchases of real estate will be limited.

Asset Management Fees. We incurred asset management fees payable to our Advisor of approximately $7.3 million and $21.7 million, respectively, for the quarter and nine months ended September 30, 2016, as compared to approximately $6.1 million and $16.1 million, respectively, for the quarter and nine months ended September 30, 2015.  For the quarter and nine months ended September 30, 2016, approximately $0.2 million and $0.5 million, respectively, of asset management fees were capitalized as real estate under development and we recognized a reduction in asset management fees of approximately $0.9 million and $2.6 million, respectively, as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the Amended Expense Support Agreements.  For the quarter and nine months ended September 30, 2015, approximately $0.9 million and $2.3 million, respectively, in asset management fees were settled in accordance with the terms of the Original Expense Support Agreements and approximately $0.1 million and $0.4 million, respectively, were capitalized as real estate under development.  As described in Note 8. “Related Party Arrangements,” during the quarter and nine months ended September 30, 2016, asset management fees were reduced by $0.9 million and $2.6 million, respectively, because the shares of Restricted Stock that are expected to be accepted by the Advisor as payment for asset management services rendered under the Amended Expense Support Agreements, were valued at zero— the lowest possible value estimated at vesting.   For the quarter and nine months ended September 30, 2015, approximately $0.9 million and $2.3 million, respectively, in asset management fees were settled with issuance of Restricted Stock in accordance with the Expense Support Agreements.  Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.  We expect increases in asset management fees for the remainder of 2016 in comparison with the prior period as the properties acquired subsequent to September 30, 2015 are operational for a full period and more developments become operational; however, a portion of such fees may be settled in the form of Restricted Stock under the Amended Expense Support Agreements.

Property Management Fees. We incurred property and construction management fees of approximately $5.5 million and $16.1 million, respectively, for the quarter and nine months ended September 30, 2016, as compared to approximately $4.9 million and $13.1 million, respectively, for the quarter and nine months ended September 30, 2015.  For the quarter and nine months ended September 30, 2016, approximately $0.7 million and $2.1 million, respectively, as compared to approximately $1.0 million and $2.6 million, respectively, for the quarter and nine months ended September 30, 2015, were capitalized as real estate under development.  Property management fees generally range from 2% to 5% of property revenues for leased properties, depending on the type of property, and are paid to third-party managers.  However, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party.  Overall property management fees primarily increased as a result of the increases in rental income from operating leases and resident fees and services from acquisitions subsequent to September 30, 2015, as well as the properties acquired during the quarter ended September 30, 2015 being owned for the entire nine months ended September 30, 2016.  We expect total property management fees will increase for the remainder of 2016 in comparison with the prior period as the properties acquired subsequent to September 30, 2015 are operational for a full period and more developments become operational; however, a portion of such fees may be settled in the form of Restricted Stock under the Amended Expense Support Agreements.

Impairment Provision. As described under “Liquidity and Capital Resources – Tenant Workouts,” during the nine months ended September 30, 2015, we recorded an impairment provision of $4.7 million to write-off the lease intangibles related to two of our specialty hospitals, as it was determined that the carrying value of these assets would not be recoverable.  There were no impairments during the quarter and nine months ended September 30, 2016.

Loss on Lease Terminations.  During the nine months ended September 30, 2016, we recorded a loss on lease terminations of approximately $0.8 million related to the bankruptcy reorganization of an anchor tenant at two of our medical office buildings as it was determined that certain deferred rents and other lease related assets would not be recoverable; refer to “Liquidity and Capital Resources – Tenant Workouts” above for additional information.  During the nine months ended September 30, 2015, we recorded a loss on lease terminations of approximately $0.9 million related to two of our specialty hospitals as it was determined that the carrying value of certain deferred rent and other lease related assets would not be recoverable.

Contingent Purchase Price Consideration Adjustment. During the quarter and nine months ended September 30, 2016, we recorded fair value adjustments of approximately $0.5 million and ($0.2) million, respectively. These adjustments were related to Shores of Lake Phalen, Henderson Pavilion VI and Superior Residences of Panama City. Refer to Note 6. “Contingent Purchase Price Consideration” for additional information. During the quarter and nine months ended September 30, 2015, we recorded fair value adjustments of approximately ($0.3) million and ($0.6) million, respectively, related to the expiration of the Chestnut Commons Earn-out agreement and our Capital Health Yield Guaranty.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $30.3 million and $94.4 million, respectively, for the quarter and nine months ended September 30, 2016, as compared to approximately $27.9 million and $75.1 million, respectively, for the quarter and nine months ended September 30, 2015.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The increase in depreciation and amortization expense across periods resulted from the acquisition of additional properties subsequent to September 30, 2015 as detailed above.  We expect depreciation and amortization expense to increase for the remainder of 2016 in comparison with the prior period as these investments are held in future periods.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $16.5 million and $45.8 million, respectively, for the quarter and nine months ended September 30, 2016, as compared to approximately $11.5 million and $32.2 million, respectively, for the quarter and nine months ended September 30, 2015.  For the quarter and nine months ended September 30, 2016, approximately $0.7 million and $1.9 million, respectively, was capitalized as development costs relating to our real estate under development, as compared to approximately $0.5 million and $1.8 million, respectively, for the quarter and nine months ended September 30, 2015.  Approximately $3.3 million and $12.7 million, respectively, of the increase for the quarter and nine months ended September 30, 2016, was primarily the result of an increase in our average debt outstanding to approximately $1.5 billion for both the quarter and nine months ended September 30, 2016, as compared with approximately $1.2 billion for both the quarter and nine months ended September 30, 2015.  During the quarter and nine months ended September 30, 2016 and 2015, we recorded a write-off of approximately $0.4 million in loan costs and paid an exit fee of approximately $1.1 million in connection with an early extinguishment of debt. During the nine months ended September 30, 2015, we recorded a write-off of approximately $0.5 million in loan costs and paid approximately $0.3 million on the derecognition of a cash flow hedge in connection with the early extinguishment of debt.

Equity in Earnings (Loss) of Unconsolidated Entity. Our unconsolidated entity relating to our investment in the Windsor Manor joint venture generated earnings (loss) of approximately $0.2 million and $0.1 million, respectively, for quarter and nine months ended September 30, 2016, as compared to losses of approximately ($0.2) million and ($0.7) million, respectively, for the quarter and nine months ended September 30, 2015.  Equity in loss of unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences.

Income Tax Expense.  During the quarter and nine months ended September 30, 2016, we recognized income tax expense related to our properties of approximately $0.1 million and $0.2 million, respectively, as compared to approximately $0.2 million and $0.3 million, respectively, of income tax expense for the quarter and nine months ended September 30, 2015.

Net Loss Attributable to Noncontrolling Interests.  During the quarter and nine months ended September 30, 2016, net loss attributable to our co-venture partners was approximately $0.03 million and $0.05 million, respectively, as compared to net loss of approximately $0.01 million and $0.02 million, respectively, for the quarter and nine months ended September 30, 2015. In accordance with the provisions of each joint venture agreement, we allocate loss from operations to our co-venture partners based on their percentage ownership in each joint venture. These losses are primarily related to our Watercrest at Katy joint venture, which recently completed construction and we expect will generate income allocable to our co-venture partner in future periods as the property stabilizes.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as rental income from operating leases, resident fees and services, tenant reimbursement income and interest income less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated NOI from acquisitions made after July 1, 2015 or January 1, 2015, which are excluded as we did not own those properties during the entirety of all periods presented.  In understanding our operating results in the accompanying condensed consolidated financial statements, it is important to understand how the growth in our assets has impacted our results.  The chart below illustrates our net losses, and NOI for the quarter and nine months ended September 30, 2016 and 2015 (in thousands) and the amount invested in properties as of September 30, 2016 and 2015 (in millions):

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Net loss	$(12,023)	$(19,231)			$(38,553)	$(50,650)
Adjusted to exclude:
General and administrative expenses	2,705	2,239			9,653	6,823
Acquisition fees and expenses	126	9,073			277	15,939
Asset management fees	6,240	5,085			18,606	13,426
Contingent purchase price consideration adjustment	528	(268)			(222)	(589)
Impairment provision	―	―			―	4,661
Loss on lease terminations	―	―			785	863
Depreciation and amortization	30,289	27,854			94,428	75,147
Other expenses, net of other income	15,617	11,113			43,695	30,887
Income tax expense	66	193			241	279
NOI	43,548	36,058	$7,490	20.8%	128,911	96,786	$32,125	33.2%
Less: Non-same-store NOI	(8,321)	(2,240)			(37,911)	(9,159)
Same-store NOI	$35,227	$33,818	$1,409	4.2%	$91,000	$87,627	$3,373	3.8%
Invested in operating properties, end of period (in millions)	$2,857	$2,521			$2,857	$2,521

Overall, our NOI for the nine months ended September 30, 2016 increased by approximately $32.1 million, of which $28.7 million was related to 40 operating properties acquired after January 1, 2015.  Our same-store NOI for the nine months ended September 30, 2016 increased by approximately $3.4 million, or 3.8%, as compared to the same period in the prior year.  The increase in same-store NOI is primarily attributable to year-over-year revenue and occupancy growth within our seniors housing properties — specifically, our Pacific Northwest Communities and Capital Health Communities.  However, the overall increase in same-store NOI at the aforementioned properties was partially offset by our decision to convert certain skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities.  While this decision adversely impacted same-store NOI for the nine months ended September 30, 2016, we anticipate that, now that the conversion project was completed in Q3 2016, the converted units will contribute to same-store NOI growth in future periods and could increase the value of the properties.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(11,992)	$(19,225)	$(38,506)	$(50,634)
Adjustments:
Depreciation and amortization	30,289	27,854	94,428	75,147
Impairment provision	—	—	—	4,661
FFO adjustments from unconsolidated entities (1)	36	380	577	1,338
Total funds from operations	18,333	9,009	56,499	30,512
Acquisition fees and expenses (2)	126	9,073	277	15,939
Straight-line rent adjustments (3)	(882)	(1,324)	(4,870)	(3,118)
Amortization of above and below market intangibles (4)	167	285	572	685
Unrealized loss from mark-to-market adjustments on swaps (5)	(24)	48	(1)	48
Loss on extinguishment of debt (6)	1,495	—	1,495	749
Loss on lease terminations (7)	—	—	785	863
Contingent purchase price consideration adjustment (8)	528	(268)	(222)	(589)
Modified funds from operations	$19,743	$16,823	$54,535	$45,089
Weighted average number of shares of common
stock outstanding (basic and diluted) (9)	175,033	162,730	175,068	147,075
Net loss per share (basic and diluted)	$(0.07)	$(0.12)	$(0.22)	$(0.34)
FFO per share (basic and diluted)	$0.10	$0.06	$0.32	$0.21
MFFO per share (basic and diluted)	$0.11	$0.10	$0.31	$0.31

FOOTNOTES:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
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

(5)

Management believes that adjusting for the unrealized gains from mark-to-market adjustments on swaps is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

(6)

Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

(7)

Management believes that adjusting for loss on lease terminations is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

(8)

Management believes that the elimination of contingent purchase price consideration adjustments included in operating income (expense) for GAAP purposes is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

(9)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Off-Balance Sheet Arrangements

As of September 30, 2016, our off-balance sheet and other arrangements were not materially different from the amounts reported for the year ended December 31, 2015.  Refer to our annual report on Form 10-K for the year ended December 31, 2015 for a summary of our off-balance sheet and other arrangements.

Contractual Obligations

The following table presents our contractual obligations by payment period as of September 30, 2016 (in thousands):

	Payments Due by Period
	2016	2017-2018	2019-2020	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$12,557	$405,774	$434,496	$149,633	$1,002,460
Credit facilities (principal and interest)	7,271	227,003	463,595	―	697,869
Development contracts on development properties (1)	48,372	45,239	―	―	93,611
Ground and air rights leases (2)	489	4,000	4,100	113,560	122,149
	$68,689	$682,016	$902,191	$263,193	$1,916,089

FOOTNOTES:

(1)

The amounts presented above represent accrued development costs as of September 30, 2016 and development costs not yet incurred of the aggregate budgeted development costs, including start-up costs, in accordance with the development agreements, and the expected timing of such costs.  The amounts include approximately $84.7 million of contractual obligations with third-party developers and approximately $8.9 million of additional expected development costs that have been included in the respective development budgets.

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

The following is a schedule as of September 30, 2016, of our fixed and variable rate debt maturities for the remainder of 2016, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value (1)
Fixed rate debt	$2,434	$9,983	$204,191	$5,152	$73,654	$89,281	$384,695	$394,000
Weighted average interest rate on fixed debt	4.25%	4.25%	4.30%	4.14%	3.96%	4.25%	4.22%
Variable rate debt	$2,291	$248,989	$83,744	$468,253	$315,061	$49,742	$1,168,080	$1,161,000
Average interest rate on variable rate debt	LIBOR + 2.37%	LIBOR + 2.37%	LIBOR + 2.32%	LIBOR + 2.31%	LIBOR + 2.32%	LIBOR + 2.35%	LIBOR + 2.33%

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2016. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Management estimates that a one-percentage point increase or decrease in LIBOR in 2016, compared to LIBOR rates as of September 30, 2016, would result in fluctuation of interest expense on our variable rate debt of approximately $11.7 million for the year ending December 31, 2016.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of September 30, 2016, the Company’s debt is comprised of approximately 24.8% in fixed rate debt, approximately 12.8% in variable rate debt with current or forward-starting interest rate swaps and approximately 62.4% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt.

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

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities under our redemption plan between July 1, 2016 and September 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan (1)
July 1, 2016 through July 31, 2016	—	—	—	4,703,550
August 1, 2016 through August 31, 2016	—	—	—	4,835,291
September 1, 2016 through September 30, 2016	851,234	$9.73	851,234	4,409,102
Total	851,234	$9.73	851,234

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of November 2016.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.