Form 10-K
period 2016-12-31
CNL Healthcare Properties, Inc.
filed 2017-03-16
CIK 1496454

D t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No☒

There is currently no established public market for the registrant’s shares of common stock.  Based on the Company’s $9.75 net asset value per share as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was $1.7 billion.

The number of shares of common stock of the registrant outstanding as of March 3, 2017 was 175,069,562.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Healthcare Properties, Inc.

Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders

(Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than

April 30, 2017.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission (“SEC” or “the Commission”), including, but not limited to, this Annual Report and the Company’s quarterly reports on Form 10-Q, copies of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com.

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

We are externally managed and advised by CNL Healthcare Corp. (“Advisor”), which serves as our advisor and is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Healthcare Manager Corp. (“Property Manager”) to manage our properties.

We contributed the net proceeds from our public offerings (“Offerings”) to CHP Partners, LP (“Operating Partnership”) in exchange for partnership interests.  Substantially all of our assets are held by, and all operations are conducted, either directly or indirectly, through: (1) the Operating Partnership in which we are the sole limited partner and our wholly owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly owned taxable REIT subsidiary (“TRS”), CHP TRS Holding, Inc.; (3) property owner subsidiaries and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

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

With the completion of our Offerings, our Advisor is focused on actively managing our diversified portfolio of healthcare real estate and real estate-related assets within the seniors housing, medical office, post-acute care and acute care asset classes. The types of seniors housing properties that we have acquired include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s / memory care facilities.  The types of medical office facilities that we have acquired include medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that we have acquired include skilled nursing facilities and inpatient rehabilitative facilities.  The types of acute care facilities that we have acquired include specialty surgical hospitals.  We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

We have primarily leased our seniors housing properties to wholly owned TRS entities and engaged independent third-party managers under management agreements to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”).  We have also leased certain of our seniors housing properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties have been leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, most of our investments are wholly owned, although, we have invested through partnerships with other entities where we believe it is appropriate and beneficial.  We have and continue to invest in existing property developments or properties that have not reached full stabilization.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate and real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 34 states. The map below shows our current property allocations across geographic regions as of December 31, 2016:

As of December 31, 2016, our healthcare investment portfolio consisted of interests in 143 properties, including 72 seniors housing communities, 54 medical office buildings (“MOB”), 12 post-acute care facilities and five acute care hospitals.  Of our properties held at December 31, 2016, five of our 72 seniors housing communities currently have real estate under development or current expansion projects and five were owned through an unconsolidated joint venture. One of our 12 post-acute care facilities currently has real estate under development. The following table summarizes our healthcare portfolio by asset class and investment structure as of December 31, 2016:

Type of Investment	Number of Investments		Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	16		$360.9	12.0%
Seniors housing managed (2)	48		1,260.6	41.9%
Seniors housing developments (3) (6)	3		80.5	2.7%
Seniors housing expansion projects (3)	―	(4)	3.8	0.1%
Medical office leased (1)	54		931.4	30.9%
Post-acute care leased (1)	11		176.6	5.9%
Post-acute care development (3)	1		12.9	0.4%
Acute care leased (1)	5		153.9	5.1%
Unconsolidated investments:
Seniors housing managed (5)	5		31.1	1.0%
	143		$3,011.7	100.0%

_____________

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	Investments herein represent funded and accrued development costs as of December 31, 2016.
(4)	Investments herein relate to expansion projects whose property counts are included in seniors housing managed.

(5)

Properties that are owned through an unconsolidated joint venture and are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure).  The joint venture is accounted for using the equity method.

(6)	Investments herein reflect the consolidation of Raider Ranch and Raider Ranch development into a single property, which was effective as of January 1, 2017.

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

In addition to operating statistics of the underlying properties, when evaluating the performance of our healthcare portfolio within the seniors housing and post-acute care asset classes, management reviews occupancy levels and monthly revenue per occupied unit (“RevPOU”), which we define as total revenue divided by average number of occupied units or beds during a month and is considered an established key performance metric within these asset classes.  Similarly, within the medical office and acute care asset classes, management reviews operating statistics of the underlying properties, including occupancy levels and monthly rent per square foot.  Lastly, when evaluating the performance of our third-party operators or developers, management reviews monthly financial statements, property-level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits.  All of the aforementioned metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

Furthermore, in our evaluation of the properties, we consider the operating stage of the investments within the following stages: development, value-add or stabilizing and stabilized.  Development properties are those in which we or our joint venture have purchased land for the development of new operating properties.  We typically hold rights as the owner or managing member of the development properties while a third-party or our joint venture partner manages the development, construction and certain day-to-day operations of the property subject to our oversight.  Stabilizing properties are either developed properties that have been fully constructed and in lease-up phase (typically 18 months post-construction) or existing (“value-add”) properties in which we expect to make capital investments to upgrade or expand.  A property is considered stabilized upon the earlier of (i) when the property reaches 85% occupancy for a trailing three month period, or (ii) a two year period from acquisition or completion of development.  For those assets that are above an 85% occupancy level and subsequently drop below 85%, they are reclassified to stabilizing until the assets attain the trailing three month 85% occupancy metric.

During the year ended December 31, 2016, we continued to invest in existing ground-up development and value-add or stabilizing properties.  During the construction and lease-up phase, these types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our results of operations and net asset valuation.  However, we believe that investing a portion of our capital into these types of properties is beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions.  Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

Based on revenues as of December 31, 2016, the Company’s portfolio is comprised of 93.6% stabilized properties, of which 1.2% are completed developments, and 6.4% value-add or stabilizing properties, of which 0.6% are recently completed developments that are currently in the lease-up phase.

The following table lists our occupancy, RevPOU and rent per square feet by asset class within our healthcare portfolio as of December 31, 2016:

Operating Stage	Occupancy %	RevPOU		Rent per Square Feet
Value-add or Stabilizing:
Seniors Housing	65.4%		$4,216	$	―
Medical Office	80.1%	$	―		$2.70
Stabilized:
Seniors Housing	88.6%		$4,256	$	―
Medical Office	94.8%	$	―		$2.65
Acute Care	100.0%	$	―		$3.08
Post-Acute Care (1)	100.0%		$7,115		$3.04

_____________

FOOTNOTE:

(1)	Post-Acute Care is comprised of skilled nursing facilities, which are evaluated based on RevPOU, and inpatient rehab hospitals, which are evaluated based on rent per square feet.

Real Estate Under Development

As of December 31, 2016, we had interests in four properties under development and two properties with expansion projects that will provide us with 524 additional units upon completion as follows:

Property Name (and Location)	Developer	Number of Units Upon Completion	Development Costs Incurred (in millions) (1)	Remaining Development Budget (in millions) (2)	Construction Loan Capacity (in millions)		Estimated Completion Date
Developments
Welbrook Senior Living Grand Junction (Grand Junction, CO)	Embree Asset Group, Inc.	50 units	$12.9	$1.9	$	―	February 2017
Waterstone on Augusta (Greenville, SC)	T&D Greenville, LLC	114 units	24.2	5.0		6.2	February 2017
Wellmore of Lexington (Lexington, SC)	Maxwell Group, Inc.	200 units	39.0	20.1		22.1	2nd quarter 2017
Dogwood Forest of Grayson (Grayson, GA)	Solomon Development Services, LLC	99 units	17.3	12.9		13.0	3rd quarter 2017
Expansion Projects
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	32 units	1.4	4.5		―	2nd quarter 2017
Brookridge Heights Assisted Living & Memory Care (Marquette, MI)	Capital Health Partners	29 units	2.4	2.6		―	2nd quarter 2017
	Total	524 units	$97.2	$47.0		$41.3

_____________

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for generally accepted accounting principles (“GAAP”) purposes for the acquisition, development and construction of these properties as of December 31, 2016.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount represents the remaining development budget as of December 31, 2016 and includes preleasing and marketing costs which will be expensed as incurred.

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

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of December 31, 2016:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	21.6%	2022-2025
Parc Communities, LLC (1)	2	385	6.6%	2017
Novant Medical Group, Inc.	5	320	5.5%	2017-2025
Other tenants and vacancies (2)	66	3,881	66.3%	2017-2038
	86	5,847	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	6	1,803	31.7%	2019-2021
Prestige Senior Living, LLC	13	895	15.8%	2019
MorningStar Senior Management, LLC	4	834	14.7%	2018-2019
SLH Austin Manager, LLC	3	432	7.6%	2020-2025
HarborChase Retirement, LLC	4	380	6.7%	2018-2024
Other operators (2)	18	1,336	23.5%	2017-2025
	48	5,680	100.0%

___________________

FOOTNOTES:

(1)

At acquisition, these two properties were structured under an interim lease arrangement with a third-party tenant through July 2017.  We anticipate that the interim lease arrangement will terminate, upon completion of certain post-closing conditions, at which time the properties will be managed by an independent third-party operator under RIDEA structures.

(2)	Comprised of various tenants or operators each of which comprise less than 5% of our rentable square footage.

While we are not directly impacted by the performance of the underlying properties leased to third-party tenants, we believe that the financial and operational performance of our tenants provides an indication about the stability of our tenants and their ability to pay rent. To the extent that our tenants, managers or joint venture partners experience operating difficulties and become unable to generate sufficient cash to make rent payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Our tenants and managers are generally contractually required to provide this information to us in accordance with their respective lease, management and/or joint venture agreements. Therefore, in order to mitigate the aforementioned risk, we monitor our investments through a variety of methods determined by the type of property.

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

Tenant Lease Expirations

As of December 31, 2016, we owned 86 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases.  During the year ended December 31, 2016, our rental revenues from operating leases represented approximately 33.1% of our total revenues.  As of December 31, 2016, approximately 67.2% of our rental revenues from operating leases were scheduled to expire in 2021 or later.  We do not expect lease turnover to have a significant impact on our cash flows from operations in the near term as approximately 55.9% of our 2017 expiring leased square feet relates to the Parc Communities (discussed above).

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date.  As of December 31, 2016, approximately 32.8% of our rental revenues from operating leases were scheduled to expire through 2020.  We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms.  Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.”  Certain amendments or modifications to the terms of existing leases could require lender approval.

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

The following table lists, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st and thereafter on our consolidated healthcare investment portfolio (excluding real estate under development), assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of December 31, 2016:

Year of Expiration (1)	Number of Tenants	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2017	87	689	11,320	10.1%
2018	99	396	8,139	7.3%
2019	77	328	6,496	5.8%
2020	57	324	6,146	5.5%
2021	46	246	4,863	4.4%
2022	26	1,027	15,210	13.6%
2023	83	768	18,345	16.4%
2024	8	239	5,712	5.1%
2025	32	604	11,660	10.4%
2026	4	154	1,538	1.4%
Thereafter	38	798	22,322	20.0%
Total	557	5,573	$111,751	100.0%

Weighted Average Remaining Lease Term (in years): (3)	7.1

_________________

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

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

In accordance with our policy, the audit committee of our board of directors, comprised of our independent directors (“Valuation Committee”), oversees our valuation process and engages one or more third-party valuation advisors to assist in the process of determining the estimated NAV per share of our common stock.

To assist our board of directors in its determination of the estimated NAV per share of our common stock, our board of directors engaged an independent valuation firm, CBRE Capital Advisors, Inc. (“CBRE Cap”), to provide property-level and aggregate valuation analyses of the Company and a range for the NAV per share of our common stock and to consider other information provided by our Advisor.

Upon the recommendation of our Valuation Committee, our board of directors approved our estimate NAV per share to be $10.04 as of December 31, 2016.  In accordance with our valuation policy and as recommended by the IPA Valuation Guideline, we expect to produce an estimated NAV per share at least annually as of December 31 and disclose such amount as soon as possible after year-end.

For a detailed discussion of the determination of the estimated NAV per share of our common stock, including our valuation process and methodology, see Item 5.  “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities – Stock Valuation.”

Distribution Policy

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities. While we generally expect to pay distributions from cash flows provided by operating activities, we have and may continue to cover periodic shortfalls between distributions paid and cash flows provided by operating activities from other sources; such as from cash flows provided by financing activities (“Other Sources”), a component of which could include borrowings, whether collateralized by our assets or unsecured, or proceeds from our distribution reinvestment plan (“Reinvestment Plan”).  Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions” for additional information regarding our distributions.

Borrowings

We have borrowed funds to acquire properties, make loans and other permitted investments and to pay certain related fees. We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes. We also intend to encumber assets in connection with such borrowings and are subject to certain customary covenants and limitations in connection with our borrowings.  The aggregate amount of long-term financing is not expected to exceed 60% of the carrying value of our total assets on an annual basis.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our intent is to target our aggregate borrowings ranging from 40% to 60% of the aggregate value of our assets now that we own a seasoned and stable asset portfolio.  As of December 31, 2016 and 2015, we had an aggregate debt leverage ratio of approximately 55.8% and 52.6%, respectively, of the aggregate carrying value of our assets.

Competition

The current market for healthcare real estate is highly competitive as is the leasing market for such properties.  We compete for investments and financing with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships, many of which will have greater resources and lower costs of capital than we do.  The level of competition impacts both our ability to manage our investments and locate suitable tenants.  We may also compete with affiliates to acquire properties and other investments if we determine to make additional investments.

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

Taxation

The following summary of the taxation of the Company and the material federal income tax consequences to the holders of our equity securities is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding our securities as part of a hedging, integrated conversion, or constructive sale transaction or a straddle, traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and foreign corporations and persons who are not citizens or residents of the United States).

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

•

We may be required to pay monetary penalties to the Internal Revenue Service (“IRS”) in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s stockholders.

•

The earnings of our taxable REIT subsidiaries are subject to federal corporate income tax. In addition, a 100% excise tax will be imposed on the REIT and a corporate level tax on the TRS for transactions between a TRS and the REIT that are deemed not to be conducted on an arm’s length basis.

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

We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2012, and we intend to satisfy the other requirements described in items (i) through (v) above at all times during each of our taxable years. In addition, our charter contains restrictions regarding ownership and transfer of shares of our common stock that are intended to assist us in continuing to satisfy the share ownership requirements in items (vi) and (vii) above. For purposes of the requirements described herein, any corporation that is a qualified REIT subsidiary of ours will not be treated as a corporation separate from us and all assets, liabilities and items of income, deduction and credit of our qualified REIT subsidiaries will be treated as our assets, liabilities and items of income, deduction and credit. A qualified REIT subsidiary is a corporation, other than a TRS (described below under “— Operational Requirements — Asset Tests”), of which all of its capital shares are owned by a REIT.

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

•

We normally must not operate or manage the property or furnish or render services to tenants, other than through an “independent contractor” (as defined in the Code) who is adequately compensated and from whom we do not derive any income or through a TRS (discussed below). However, a REIT may provide services with respect to its properties, and the income derived therefrom will qualify as “rents from real property” if the services are “usually or customarily rendered” (as defined in the Code) in connection with the rental of space only and are not otherwise considered “rendered to the occupant” (as defined in the Code). Even if the services provided by us with respect to a property are impermissible customer services, the income derived therefrom will qualify as “rents from real property” if such income does not exceed 1% of all amounts received or accrued with respect to that property.

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

We may invest in mezzanine loans, which are loans secured by equity interests in an entity that directly or indirectly owns real property, rather than by a direct mortgage of the real property. The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor applicable to mezzanine loans. Under the Revenue Procedure, if a mezzanine loan meets each of the requirements contained in the Revenue Procedure, (i) the mezzanine loan will be treated by the IRS as a real estate asset for purposes of the Asset Tests described below, and (ii) interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% Income Test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to structure any investments in mezzanine loans or similar products in a manner that generally complies with the various requirements applicable to our qualification as a REIT. Certain of our mezzanine loans may qualify under the safe harbor set forth in the Revenue Procedure. However, we may make or acquire some mezzanine loans that do not qualify for the safe harbor. To the extent that any of our mezzanine loans do not meet all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of these loans.

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

With regard to rental income, we anticipate most of our leases will be for fixed rentals with annual CPI or similar adjustments and that none of the rentals under our leases will be based on the income or profits of any Person. Rental leases may provide for payments based on gross receipts, which are generally permissible under the REIT income tests. In addition, none of our tenants are expected to be “Related Party Tenants” and the portion of the rent attributable to personal property is not expected to exceed 15% of the total rent to be received under any lease. We anticipate that all or most of the services to be performed with respect to our real properties will be performed by our property manager, and such services are expected to be those usually or customarily rendered in connection with the rental of real property and not rendered to the occupant of such real property. Finally, we anticipate any non-customary services will be provided by a TRS or, alternatively, by an independent contractor that is adequately compensated and from whom we derive no income. However, we can give no assurance that the actual sources of our gross income will allow us to satisfy the 75% Income Test and the 95% Income Test described above.

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

It is not possible, however, to state whether, in all circumstances, we would be entitled to the benefit of these relief provisions. In addition, as discussed above, even if these relief provisions apply, a tax would be imposed with respect to the excess net income.

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

Any interests we hold in a real estate mortgage investment conduit (“REMIC”) will generally qualify as real estate assets and income derived from REMIC interests will generally be treated as qualifying income for purposes of the REIT income tests described above. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the REIT asset and income tests. If we hold a “residual interest” (as defined in the Code) in a REMIC from which we derive “excess inclusion income” (as defined in the Code), we will be required either to distribute the excess inclusion income or to pay tax on it (or a combination of the two), even though we may not receive the income in cash. To the extent that distributed excess inclusion income is allocable to a particular stockholder, the income (i) would not be allowed to be offset by any net operating losses otherwise available to the stockholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of stockholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate without reduction pursuant to any otherwise applicable income tax treaty, to the extent allocable to most types of foreign stockholders. Moreover, any excess inclusion income that we receive that is allocable to specified categories of tax-exempt investors which are not subject to unrelated business income tax, such as government entities, may be subject to corporate-level income tax in our hands, whether or not it is distributed.

To the extent we hold mortgage participations or commercial mortgage-backed securities that do not represent REMIC interests, such assets may not qualify as real estate assets, and the income generated from them may not qualify for purposes of either or both of the REIT income tests, depending upon the circumstances and the specific structure of the investment.

We may enter into sale and repurchase agreements under which we would nominally sell certain of our loan assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we would be treated for U.S. federal income tax purposes as the owner of the loan assets that are the subject of any such agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the loan assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

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

Independent appraisals are not necessarily obtained by us to support our conclusions as to the value of our total assets or the value of any particular security or securities for purposes of these operational requirements. Moreover, values of some assets, including instruments issued in securitization transactions, may not be susceptible to a precise determination, and values are subject to change in the future. Furthermore, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. Accordingly, there can be no assurance that the IRS will not contend that our interests in our subsidiaries or in the securities of other issuers will not cause a violation of the REIT asset tests.

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

One such provision allows a REIT which fails one or more of the asset requirements to nevertheless maintain its REIT qualification if (i) it provides the IRS with a description of each asset causing the failure; (ii) the failure is due to reasonable cause and not willful neglect; (iii) the REIT pays a tax equal to the greater of (A) $50,000 per failure; or (B) the product of the net income generated by the assets that caused the failure multiplied by the highest applicable corporate tax rate; and (iv) the REIT either disposes of the assets causing the failure within six months after the last day of the quarter in which it identifies the failure, or otherwise satisfies the relevant asset tests within that time frame.

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

The Code also provides that certain securities will not cause a violation of the 10% value test described above. Such securities include instruments that constitute “straight debt,” which includes securities having certain contingency features. A security cannot qualify as “straight debt” if a REIT (or a controlled TRS) owns other securities in the issuer of that security which do not qualify as straight debt, unless the value of those other securities constitutes, in the aggregate, 1% or less of the total value of that issuer’s outstanding securities. In addition to straight debt, the Code provides that certain other securities will not violate the 10% value test. Such securities include:

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

We intend to make timely distributions sufficient to satisfy this requirement; however, it is possible we may experience timing differences between (i) the actual receipt of income and payment of deductible expenses, and (ii) the inclusion of that income and deduction of those expenses for purposes of computing our taxable income. It is also possible we may be allocated a share of net capital gain attributable to the sale of depreciated property by the operating partnership, or any other partnership in which we own an interest, that exceeds our allocable share of cash attributable to that sale. In those circumstances, we may have less cash than is necessary to meet our annual distribution requirement or to avoid income or excise taxation on undistributed income. We may find it necessary in those circumstances to arrange for financing, raise funds through the issuance of additional shares of our common stock or to make a taxable stock distribution in order to meet our distribution requirements. If we fail to satisfy the distribution requirement for any taxable year by reason of a later adjustment to our taxable income made by the IRS, we may be able to pay “deficiency dividends” (as defined in the Code) in a later year and include such distributions in our deductions for dividends paid for the earlier year. In that event, we may be able to avoid the disqualification of our REIT status or being taxed on amounts distributed as deficiency dividends, but we would be required to pay interest and a penalty to the IRS based upon the amount of any deduction taken for deficiency dividends for the earlier year.

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

In computing our taxable income, we will use the accrual method of accounting and intend to depreciate depreciable property under the alternative depreciation system. We are required to file an annual federal income tax return, which, like other corporate returns, is subject to examination by the IRS. Because the tax law requires us to make many judgments regarding the proper treatment of a transaction or an item of income or deduction, it is possible that the IRS will challenge positions we take in computing our taxable income and our distributions.

Challenges could arise, for example, with respect to the allocation of the purchase price of real properties between depreciable or amortizable assets and non-depreciable or non-amortizable assets such as land and the current deductibility of fees paid to our Advisor or its affiliates. If the IRS were to successfully challenge our characterization of a transaction or determination of our taxable income, we could be found to have failed to satisfy a requirement for qualification as a REIT. If we are determined to have failed to satisfy the distribution requirements for a taxable year, we would be disqualified as a REIT, unless we were permitted to pay a deficiency dividend to our stockholders and pay interest thereon to the IRS, as provided by the Code.

Operational Requirement — Recordkeeping.  We must maintain certain records as set forth in Treasury Regulations in order to avoid the payment of monetary penalties to the IRS. Such Treasury Regulations require that we request, on an annual basis, certain information designed to disclose the ownership of shares of our outstanding common stock. We intend to comply with these requirements. See “— Statement of Share Ownership” below.

Taxable REIT Subsidiaries.  A TRS is any corporation in which a REIT directly or indirectly owns stock, provided that the REIT and that corporation make a joint election to treat the corporation as a TRS. The election can be revoked at any time as long as the REIT and the TRS revoke such election jointly. In addition, if a TRS holds, directly or indirectly, more than 35% of the securities of any other corporation (by vote or by value), then that other corporation also is treated as a TRS. A corporation can be a TRS with respect to more than one REIT. We may form one or more TRSs for the purpose of owning and selling properties that do not meet the requirements of the “prohibited transactions” safe harbor. See “— Requirements for Qualification as a REIT — Operational Requirements — Prohibited Transactions” above.

To the extent of its taxable income, a TRS is subject to federal income tax at regular corporate rates and also may be subject to state and local taxation. Any distributions paid or deemed paid by any one of our TRSs also will be subject to tax, either (i) to us if we do not pay the distributions received to our stockholders as distributions, or (ii) to our stockholders if we do pay out the distributions received to our stockholders. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT or to the REIT’s tenants that are not conducted on an arm’s-length basis. We may hold more than 10% of the stock of a TRS without jeopardizing our qualification as a REIT notwithstanding the rule described above under “— Requirements for Qualification as a REIT — Operational Requirements — Asset Tests” that generally precludes ownership of more than 10% (by vote or value) of any issuer’s securities. However, as noted below, in order for us to qualify as a REIT, the non-mortgage securities (both debt and equity) of all of the TRSs in which we have invested either directly or indirectly may not represent more than 25% (20% for taxable years beginning after December 31, 2017) of the total value of our assets. We expect that the aggregate value of all of our interests in TRSs will represent less than 25% of the total value of our assets. We cannot, however, assure you that we will always satisfy the 25% value limit or that the IRS will agree with the value we assign to our TRSs.

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

Sale-Leaseback Transactions.  We normally intend to treat our property leases as true leases for federal income tax purposes. However, depending on the terms of any specific transaction, the IRS might take the position that the transaction is not a true lease but is more properly treated in some other manner. If such re-characterization were successful, we would not be entitled to claim the depreciation deductions available to an owner of the property. In addition, the re-characterization of one or more of these transactions might cause us to fail to satisfy the Asset Tests or the Income Tests described above based upon the asset we would be treated as holding or the income we would be treated as having earned and such failure could result in our failing to qualify as a REIT. Alternatively, the amount or timing of income inclusion or the loss of depreciation deductions resulting from the re-characterization might cause us to fail to meet the distribution requirement described above for one or more taxable years absent the availability of the deficiency dividend procedure or might result in a larger portion of our dividends being treated as ordinary income to our stockholders.

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

If excess inclusion income from a taxable mortgage pool or REMIC residual interest is allocated to any stockholder, that income will be taxable in the hands of the stockholder and would not be offset by any net operating losses of the stockholder that would otherwise be available. As required by IRS guidance, we intend to notify our stockholders if a portion of a dividend paid by us is attributable to excess inclusion income.

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

If an investor recognizes a loss upon a subsequent disposition of our stock or other securities in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury Regulations involving “reportable transactions” (as defined in the Code) could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These regulations, though directed towards tax shelters, are broadly written and apply to transactions that would not typically be considered tax shelters. The Code imposes significant penalties for failure to comply with these requirements. You should consult your tax advisor concerning any possible disclosure obligation with respect to the receipt or disposition of our stock or securities or transactions that we might undertake directly or indirectly. Moreover, you should be aware that we and other participants in the transactions in which we are involved (including their advisors) might be subject to disclosure or other requirements pursuant to these regulations, and that the failure to make such disclosures would result in substantial penalties.

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

Information Reporting Requirements and Backup Withholding for U.S. Stockholders.  As required, we will report to U.S. stockholders of our common stock and to the IRS the amount of distributions made or deemed made during each calendar year and the amount of tax withheld, if any. Under some circumstances, U.S. stockholders may be subject to backup withholding on payments made with respect to, or cash proceeds of a sale or exchange of, our common stock. Backup withholding will apply only if the stockholder:

•	Fails to furnish its taxpayer identification number (which, for an individual, would typically be his or her Social Security number);
•	Furnishes an incorrect taxpayer identification number;
•	Is notified by the IRS that the stockholder has failed to properly report payments of interest or dividends and is subject to backup withholding; or
•

Under some circumstances, fails to certify, under penalties of perjury, that it has furnished a correct taxpayer identification number and has not been notified by the IRS that the stockholder is subject to backup withholding for failure to report interest and dividend payments or has been notified by the IRS that the stockholder is no longer subject to backup withholding for failure to report those payments.

Backup withholding will not apply with respect to payments made to some stockholders, such as corporations in certain circumstances and tax-exempt organizations. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a U.S. stockholder will be allowed as a credit against the U.S. stockholder’s U.S. federal income tax liability and may entitle the U.S. stockholder to a refund, provided that the required information is furnished to the IRS. U.S. stockholders should consult their tax advisors regarding their qualification for exemption from backup withholding and the procedure for obtaining an exemption.

Cost Basis Reporting.  The IRS has issued final regulations that require us to report the cost basis and gain or loss to a stockholder upon the sale or liquidation of “covered shares.” For purposes of the final regulations, all shares acquired by non-tax exempt stockholders through the Reinvestment Plan will be considered “covered shares” and will be subject to the applicable reporting requirements.

Upon the sale or liquidation of “covered shares,” a broker must report both the cost basis of the shares and the gain or loss recognized on the sale of those shares to the stockholder and to the IRS on Form 1099-B. In addition, stockholders that are S-corporations are no longer exempt from Form 1099-B reporting and shares purchased by an S-corporation are “covered shares” under the final regulations. If we take an organizational action such as a stock split, merger, or acquisition that affects the cost basis of “covered shares,” we will report to each stockholder and to the IRS via our website a description of any such action and the quantitative effect of that action on the cost basis on an information return.

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

Treatment of Tax-Exempt Stockholders

Tax-exempt entities, including employee pension benefit trusts and individual retirement accounts, generally are exempt from U.S. federal income taxation. These entities are subject to taxation, however, on any “unrelated business taxable income” (“UBTI”), as defined in the Code. The IRS has issued a published ruling that distributions from a REIT to a tax-exempt pension trust do not constitute UBTI. Although rulings are merely interpretations of law by the IRS and may be revoked or modified, based on this analysis, indebtedness incurred by us or by our operating partnership in connection with the acquisition of a property should not cause any income derived from the property to be treated as UBTI upon the distribution of those amounts as dividends to a tax-exempt U.S. stockholder of our common stock. A tax-exempt entity that incurs indebtedness to finance its purchase of our common stock, however, will be subject to UBTI under the debt-financed income rules.

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

Ordinary Dividends.  The portion of distributions received by Non-U.S. holders payable out of our earnings and profits which are not attributable to our capital gains and which are not effectively connected with a U.S. trade or business of the Non-U.S. holder will be subject to U.S. withholding tax at the rate of 30%, unless reduced or eliminated by treaty. Reduced treaty rates and other exemptions are not available to the extent that income is attributable to excess inclusion income allocable to the foreign stockholder. Accordingly, we will withhold at a rate of 30% on any portion of a dividend that is paid to a non-U.S. holder and attributable to that holder’s share of our excess inclusion income. As required by IRS guidance, we intend to notify our stockholders if a portion of a dividend paid by us is attributable to excess inclusion income. In general, Non-U.S. holders will not be considered to be engaged in a U.S. trade or business solely as a result of their ownership of our common stock. In cases where the distribution income from a Non-U.S. holder’s investment in our common stock is, or is treated as, effectively connected with the Non-U.S. holder’s conduct of a U.S. trade or business, the Non-U.S. holder generally will be subject to U.S. tax at graduated rates, in the same manner as U.S. stockholders are taxed with respect to such distributions, such income must generally be reported on a U.S. income tax return filed by or on behalf of the Non-U.S. holder, and the income may also be subject to the 30% branch profits tax in the case of a Non-U.S. holder that is a corporation.

Non-Dividend Distributions.  Unless our common stock constitutes a U.S. real property interest (a “USRPI”), distributions by us which are not distributions out of our earnings and profits will not be subject to U.S. income tax. If it cannot be determined at the time at which a distribution is made whether or not the distribution will exceed current and accumulated earnings and profits, the distribution will be subject to withholding at the rate applicable to distributions. However, the Non-U.S. holder may seek a refund from the IRS of any amounts withheld if it is subsequently determined that the distribution was, in fact, in excess of our current and accumulated earnings and profits. If our common stock constitutes a USRPI, as described below, distributions by us in excess of the sum of our earnings and profits plus the stockholder’s basis in shares of our common stock will be taxed under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) at the rate of tax, including any applicable capital gains rates, that would apply to a U.S. stockholder of the same type (e.g., an individual or a corporation, as the case may be), and the collection of the tax will be enforced by a refundable withholding at a rate of 10% of the amount by which the distribution exceeds the stockholder’s share of our earnings and profits.

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

Information Reporting Requirements and Backup Withholding for Non-U.S. Holders.  Non-U.S. holders should consult their tax advisors with regard to U.S. information reporting and backup withholding requirements under the Code. We will provide you with an annual IRS Form 1042-S, if required, by March 15 following the end of our fiscal year.

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

We have not requested, and do not intend to request, a ruling from the IRS that the operating partnership will be classified as a partnership for federal income tax purposes.

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

Other Tax Considerations

Payments to Certain Foreign Financial Entities and Other Foreign Entities.  Withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-U.S. entities receiving payments on your behalf, including distributions in respect of shares of our stock and gross proceeds from the sale of shares of our stock, if you or such institutions fail to comply with certain due diligence and other reporting rules as set forth in the recently issues Treasury regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Withholding currently applies to payments of dividends and will apply to payments of gross proceeds from a sale of shares of our stock made after December 31, 2019. Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the United States and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the recently issued Treasury regulations in light of your particular circumstances.

Legislative or Other Actions Affecting REITs.  Current and prospective holders of our stock should recognize the present federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to the federal tax laws and interpretations thereof could adversely affect an investment in our stock.

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

Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, our Offerings, acquisitions, and operating activities. To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (“Expense Year”), commencing with the Expense Year ending June 30, 2013, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the Expense Year ended December 31, 2016, the Company did not incur operating expenses in excess of the limitation.

The current advisory agreement, which was approved by the board of directors on March 15, 2016, continues through June 2018.  Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

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

Valuation Related Risks

In determining the Company’s estimated net asset value per share, the Company primarily relied upon a valuation of the Company’s portfolio of properties and debt as of December 31, 2016.  Valuations and appraisals of the Company’s properties and outstanding debt are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties.  Therefore, the Company’s estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of the Company’s properties.

For the purposes of calculating the Company’s estimated net asset value per share, the Company retained an investment banking firm as valuation expert to determine the Company’s estimated net asset value per share and the value of the Company’s properties and debt as of December 31, 2016.  The valuation methodologies used to estimate the net asset value of the Company’s shares as well as the value of the Company’s properties and outstanding debt involved certain subjective judgments, including but not limited to, discounted cash flow analyses for wholly owned and partially owned properties.  Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond the Company’s control.  Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller.  Therefore, the valuations of the Company’s properties and the Company’s investments in real estate-related assets may not correspond to the realizable value upon a sale of those assets.

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

Prior to 2013, the Company generated little, if any, cash flow from operations or funds from operations.  Further, investments by the Company in development or redevelopment projects, or in properties requiring significant capital, may affect the Company’s ability to make cash distributions.  The Company’s organizational documents permit it to make distributions from any source, such as from the proceeds of the Company’s offerings (including its Reinvestment Plan), cash resulting from a deferral or waiver of asset management fees or expense reimbursements, and borrowings, which may be unsecured or secured by the Company’s assets, in anticipation of future net operating cash flow.  The Company has not established any limit on the extent to which the Company may use alternate sources, including borrowings or proceeds of the Company’s offerings, to pay distributions.  Commencing in the fourth fiscal quarter of 2011 through the fourth quarter of 2016, the Company made cash distributions from offering proceeds, which were dilutive to the Company’s stockholders.  To the extent the Company makes cash distributions, or a portion thereof, from sources other than operating cash flow or funds from operations, the Company will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, which might cause the Company to reduce the offering price in this offering or in future offerings, and there will be no assurance that the Company will be able to sustain distributions at that level.  Further, distributions that exceed cash flows from operations or funds from operations may not be sustainable.  Distributions will be taxable as ordinary income to the stockholders to the extent such distributions are made from the Company’s current and accumulated earnings and profits (“E&P”).  In addition, to the extent distributions exceed E&P calculations on a tax basis, a stockholder’s basis in the Company’s stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain in the future.

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

If the Company decides to list the Company’s common stock on a national exchange, it may wish to lower the Company’s distribution rate in order to optimize the price at which the Company’s shares would trade.  In addition, subject to the applicable REIT rules, the Company’s board of directors, in its discretion, may retain any portion of the Company’s cash on hand or use offering proceeds for capital needs and other corporate purposes.  Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this prospectus, as well as other factors that the Company’s board of directors may, from time to time deem relevant to consider when determining an appropriate common stock distribution.  As of December 31, 2016 the Company has experienced cumulative losses and cannot assure investors that it will generate or have sufficient cash available to continue paying distributions to investors at any specified level or that distributions the Company makes may not be decreased or be eliminated in the future.

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

Further, the Company’s success depends to a significant degree upon the contributions of Thomas K. Sittema, the Company’s chairman of the board of directors, Stephen H. Mauldin, the Company’s vice chairman of the board of directors, president and chief executive officer, and Kevin Maddron, the Company’s chief operating officer, chief financial officer and treasurer, each of whom would be difficult to replace.  If any of these key personnel were to cease their affiliation with the Company or the Company’s affiliates, the Company may be unable to find suitable replacement personnel and the Company’s operating results could suffer.  In addition, the Company has entered into an advisory agreement with the Advisor which contains a non-solicitation and non-hire clause prohibiting the Company or the Company’s operating partnership from (i) soliciting or encouraging any person to leave the employment of the Advisor; or (ii) hiring on the Company’s behalf or on behalf of the Company’s operating partnership any person who has left the employment of the Advisor for one year after such departure.  All of the Company’s executive officers and the executive officers of the Advisor are also executive officers of CNL Lifestyle Properties, Inc. (“CLP”) and its advisor, and CNL Healthcare Properties II, Inc. (“CHP II”), a new non-traded corporation that intends to qualify as a real estate investment trust sponsored by CNL, which has begun to invest in healthcare properties substantially similar to those in which the Company has currently invested, and CHP II’s advisor, all of which are affiliates of the Advisor.  The Company believes that its future success depends, in large part, upon the Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and the Advisor may be unsuccessful in attracting and retaining such skilled personnel.  The Company does not maintain key person life insurance on any of its officers.

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

CNL has one other public, non-traded, real estate investment program which has investment objectives similar to the Company’s, CHP II, which has begun raising equity capital to invest in the healthcare sector.  The Company’s Sponsor also has two other public, non-traded real estate investment programs, CLP and CNL Growth Properties, Inc. (“CGP”), which are closed to new investors.  Adverse results in the other non-traded REITs on the CNL platform have the potential to affect CNL’s and the Company’s reputation among financial advisors and investors.

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

Thomas K. Sittema serves as chairman of the board of directors of the Company, as well as chairman of the board of directors of CGP and as a director of CLP, affiliates of the Company and/or the Advisor, and Stephen H. Mauldin serves as the Company’s vice chairman.  These directors may experience conflicts of interest in managing the Company because they also have management responsibilities for these affiliated entities, which invest in properties in the same markets as the Company’s properties.

There will be competing demands on the Company’s officers and directors, and they may not devote all of their attention to the Company which could have a material adverse effect on its business and financial condition.

Two of the Company’s directors, Thomas K. Sittema and Stephen H. Mauldin, are also officers and directors of the Advisor and other affiliated entities and may experience conflicts of interest in managing the Company because they also have management responsibilities for other companies including companies that may invest in some of the same types of assets in which the Company may invest.  In addition, substantially all of the other companies that they work for are affiliates of the Company and/or the Advisor.  For these reasons, all of these individuals share their management time and services among those companies and the Company and will not devote all of their attention to the Company and could take actions that are more favorable to the other companies than to the Company.

In addition, Kevin Maddron, the Company’s chief operating officer, chief financial officer and treasurer, and the Company’s other officers serve as officers of, and devote time to, the Advisor, as well as CHP II, which has similar investment objectives to the Company.  Certain of the Company’s officers may also serve as officers of, and devote time to, CLP and CGP, two other non-traded REITs affiliated with the Sponsor, and their respective advisors and other companies which may be affiliated with the Company in the future.  These officers may experience conflicts of interest in managing the Company because they also have management responsibilities for multiple programs.  For these reasons, these officers will share their management time and services among these other programs and the Company, and will not devote all of their attention to the Company and could take actions that are more favorable to CHP II than to the Company.

Other real estate investment programs sponsored by CNL or the Sponsor use investment strategies that are similar to the Company’s.  The Advisor and its affiliates and their and the Company’s executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in the Company’s favor.

One or more real estate investment programs sponsored by CNL or the Sponsor may seek to invest in properties and other real estate-related investments similar to the assets the Company seeks to acquire.  CNL has one public, real estate investment program, CHP II, which has investment strategies similar to the Company. CHP II will be managed by the executive officers of the Advisor and expects to invest in the same asset classes in which the Company owns properties.  As a result, the Company may be buying properties and other real estate-related investments at the same time as CHP II is buying properties and other real estate-related investments in the asset classes in which the Company focuses.  The Company cannot assure investors that properties the Company wants to acquire will be allocated to the Company in this situation.  CNL is not required to allocate each prospective investment to the Advisor for review.  The Advisor may choose a property that provides lower returns to the Company than a property allocated to CHP II.  In addition, the Company may acquire properties in geographic areas where other programs sponsored by CNL or the Sponsor also invest.  If one of such other programs sponsored by CNL or the Sponsor attracts a tenant for which the Company is competing, the Company could suffer a loss of revenue due to delays in locating another suitable tenant.  Investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

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

The Company has established a revolving credit facility and capital reserves on a property-by-property basis, as the Company deems appropriate to fund anticipated capital improvements.  If the Company’s revolving credit facility is inadequate to address its capital improvement needs or if the Company does not have enough capital reserves to supply needed funds for capital improvements throughout the life of the Company’s investment in a property and there is insufficient cash available from operations or from other sources, the Company may be required to defer necessary improvements to a property.  This may result in decreased cash flow and reductions in property values.  If the Company’s reserves are insufficient to meet its cash needs, the Company may have to obtain financing from either affiliated or unaffiliated sources to fund its cash requirements.  There can be no guarantee that these sources will be available to the Company.  Accordingly, in the event that the Company develops a need for additional capital in the future for acquisitions or the maintenance or improvement of the Company’s properties or for any other reason, the Company has not identified any additional established sources for such funding, and the Company cannot assure investors that such sources of funding will be available to the Company in the future.

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

As a direct result of the recent U.S. presidential election and a Republican-controlled U.S. Congress, the repeal of the Affordable Care Act, in whole or in part, is possible. The impact of repealing existing Healthcare Reform Laws, or introducing new legislation, could materially increase the uninsured population in the U.S. or affect the affordability of healthcare insurance or services. Any such impact to the healthcare insurance coverage and affordability in the U.S. could result in changes in demand for healthcare services and healthcare facilities that could materially adversely affect our business.

At this time, the effects of potential new legislation and its impact on the Company’s business are not yet known.  The Company’s business could be materially and adversely affected by government initiatives undertaken to change Healthcare Reform Laws.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

If the U.S. experiences a weakening of the economy or if the Affordable Care Act is repealed, states may be pressured to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs.  The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to continued high unemployment, declines in family incomes and eligibility expansions authorized by the Healthcare Reform Laws.  These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under the federal Medicare program, state Medicaid programs and other healthcare-related programs.  Potential reductions in reimbursements under these programs could negatively impact the Company’s business, financial condition and results of operations.

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

In addition, the Affordable Care Act had expanded coverage through state Medicaid programs and health care exchanges.  If the Affordable Care Act is repealed, the cash flow of our tenants and operators reliant on reimbursement from federal or state governments may be adversely affected.  Limitations on reimbursement rates and fees charged by our tenants or operators as a result of any changes to Healthcare Reform Laws could impact their ability to meet their obligations under the terms of our leases, including the ability to pay rent, which in turn could negatively impact the cash flow to the Company.  We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide.

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

Accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations.  Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board (“FASB”) and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Proposed changes include, but are not limited to, changes in lease accounting, revenue recognition, changes to the definition of a business and the adoption of accounting standards likely to require the increased use of “fair-value” measurements and disclosures.

These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material reclassifications of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016, we had investments in 143 real estate investment properties.  The following tables set forth details on our consolidated healthcare investment portfolio by asset class:

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2016 (in millions)		Investment Amount (in millions)
Acute Care
Medical Portfolio I Properties
Doctors Specialty Hospital	Modified Lease	8/16/2013	$	―	$10.0
Leawood, KS ("Kansas City")
Memorial Hermann Orthopedic & Spine Hospital ("MHOSH")	Triple-net Lease	6/2/2014		30.8	49.0
Bellaire, TX ("Houston")
Medical Portfolio II Properties
Hurst Specialty Hospital	Triple-net Lease	8/15/2014		18.2	29.5
Hurst, TX ("Dallas/Fort Worth")
Beaumont Specialty Hospital	Triple-net Lease	8/15/2014		20.8	33.6
Beaumont, TX ("Houston")
Triangle Orthopaedic
North Carolina Specialty Hospital	Modified Lease	6/29/2015		19.0	31.8
Durham, NC
Medical Office
LaPorte Cancer Center	Modified Lease	6/14/2013		7.8	13.1
Westville, IN
Knoxville Medical Office Properties
Physicians Plaza A at North Knoxville Medical Center	Modified Lease	7/10/2013		11.9	18.1
Powell, TN ("Knoxville")
Physicians Plaza B at North Knoxville Medical Center	Modified Lease	7/10/2013		14.3	21.8
Powell, TN ("Knoxville")
Physicians Regional Medical Center – Central Wing Annex	Modified Lease	7/10/2013		3.8	5.8
Knoxville, TN
Jefferson Medical Commons	Modified Lease	7/10/2013		7.6	11.6
Jefferson City, TN ("Knoxville")
Medical Portfolio I Properties
John C. Lincoln Medical Office Plaza I	Modified Lease	8/16/2013		―	4.4
Phoenix, AZ
John C. Lincoln Medical Office Plaza II	Modified Lease	8/16/2013		―	3.1
Phoenix, AZ
North Mountain Medical Plaza	Modified Lease	8/16/2013		―	6.2
Phoenix, AZ
Escondido Medical Arts Center	Modified Lease	8/16/2013		―	15.6
Escondido, CA ("San Diego")
Chestnut Commons MOB	Modified Lease	8/16/2013		―	20.2
Elyria, OH ("Cleveland")
Calvert Medical Office Properties
Calvert MOBs I, II, & III	Modified Lease	8/30/2013		10.4	16.4
Prince Frederick, MD ("Washington D.C.")
Calvert Medical Arts Center	Modified Lease	8/30/2013		12.2	19.3
Prince Frederick, MD ("Washington D.C.")
Dunkirk Medical Center	Modified Lease	8/30/2013		2.9	4.6
Dunkirk, MD ("Washington D.C.")

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/16 (in millions)		Investment Amount (in millions)
Coral Springs MOBs
Coral Springs MOB I	Modified Lease	12/23/2013	$	―	$14.9
Coral Springs, FL
Coral Springs MOB II	Modified Lease	12/23/2013		―	16.1
Coral Springs, FL
Chula Vista Medical Arts Center - Plaza II	Modified Lease	12/23/2013		―	10.7
Chula Vista, CA ("San Diego")
Chula Vista Medical Arts Center - Plaza I	Modified Lease	1/21/2014		―	17.9
Chula Vista, CA ("San Diego")
MHOSH MOB	Modified Lease	6/2/2014		17.0	27.0
Bellaire, TX ("Houston")
Claremont Medical Office	Modified Lease	8/29/2014		12.5	23.0
Claremont, CA ("Los Angeles")
Lee Hughes MOB	Modified Lease	9/29/2014		18.1	29.9
Glendale, CA ("Los Angeles")
Northwest Medical Park Building	Modified Lease	10/31/2014		6.9	10.8
Margate, FL ("Fort Lauderdale")
Newburyport Medical Center	Modified Lease	10/31/2014		―	18.0
Newburyport, MA ("Boston")
ProMed Building I (1)	Modified Lease	12/19/2014		6.9	11.0
Yuma, AZ
Southeast Medical Office Properties
Midtown Medical Plaza	Modified Lease	12/22/2014		28.4	54.7
Charlotte, NC
Presbyterian Medical Tower	Modified Lease	12/22/2014		18.9	36.3
Charlotte, NC
Metroview Professional Building	Modified Lease	12/22/2014		9.0	17.3
Charlotte, NC
Physicians Plaza Huntersville	Modified Lease	12/22/2014		15.8	30.0
Huntersville, NC ("Charlotte")
Matthews Medical Office Building	Modified Lease	12/22/2014		11.1	21.2
Matthews, NC ("Charlotte")
Outpatient Care Center	Modified Lease	12/22/2014		10.4	15.5
Clyde, NC ("Asheville")
330 Physicians Center	Modified Lease	12/22/2014		19.3	30.1
Rome, GA
Spivey Station Physicians Center	Modified Lease	12/22/2014		9.4	14.4
Atlanta, GA
Spivey Station ASC Building	Modified Lease	12/22/2014		12.0	18.6
Atlanta, GA
Novi Orthopaedic Center	Modified Lease	2/13/2015		19.8	30.5
Novi, MI
Southeast Medical Office Properties
UT Cancer Institute Building	Modified Lease	2/20/2015		20.8	33.7
Knoxville, TN
Bend Memorial Clinic MOB	Modified Lease	5/11/2015		―	36.0
Bend, OR
Stoneterra Medical Plaza	Modified Lease	5/29/2015		―	15.1
San Antonio, TX

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/16 (in millions)	Investment Amount (in millions)
Triangle Orthopaedic
Triangle Orthopaedic Durham	Modified Lease	6/29/2015	$12.8	$21.3
Durham, NC
Triangle Orthopaedic Oxford	Modified Lease	6/29/2015	2.8	4.7
Oxford, NC
Triangle Orthopaedic Chapel Hill	Modified Lease	6/29/2015	1.9	3.3
Chapel Hill, NC
Triangle Orthopaedic Roxboro	Modified Lease	6/29/2015	1.3	2.1
Roxboro, NC
Doctor's Park
Doctor's Park Building B	Modified Lease	6/30/2015	―	5.0
Chula Vista, CA ("San Diego")
Doctor's Park Building C	Modified Lease	6/30/2015	―	10.0
Chula Vista, CA ("San Diego")
540 New Waverly Place	Modified Lease	7/20/2015	6.9	15.0
Cary, NC ("Raleigh")
MedHelp	Modified Lease	7/31/2015	―	15.0
Birmingham, AL
Maryland MOBs
Patriot Professional Center	Modified Lease	7/31/2015	―	16.9
Frederick, MD ("Baltimore")
Liberty Professional Center	Modified Lease	7/31/2015	―	7.4
Frederick, MD ("Baltimore")
Columbia MOBs
Broadway Medical Plaza 1	Modified Lease	8/21/2015	―	10.7
Columbia, MO
Broadway Medical Plaza 2	Modified Lease	8/21/2015	―	13.1
Columbia, MO
Broadway Medical Plaza 4	Modified Lease	8/21/2015	―	14.2
Columbia, MO
Center One	Modified Lease	11/30/2015	―	34.4
Jacksonville, FL
Red Bank Professional Office Building	Modified Lease	12/14/2015	―	10.6
Cincinnati, OH
Henderson NV MOBs
Siena Pavilion IV	Modified Lease	12/18/2015	―	7.0
Henderson, NV ("Las Vegas")
Siena Pavilion V	Modified Lease	12/18/2015	―	27.8
Henderson, NV ("Las Vegas")
Siena Pavilion VI	Modified Lease	12/18/2015	―	20.0
Henderson, NV ("Las Vegas")
Post-Acute Care
Perennial Communities
Batesville Healthcare Center	Triple-net Lease	5/31/2013	―	6.2
Batesville, AR
Broadway Healthcare Center	Triple-net Lease	5/31/2013	―	11.8
West Memphis, AR
Jonesboro Healthcare Center	Triple-net Lease	5/31/2013	―	15.2
Jonesboro, AR
Magnolia Healthcare Center	Triple-net Lease	5/31/2013	―	11.8
Magnolia, AR

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/16 (in millions)		Investment Amount (in millions)
Mine Creek Healthcare Center	Triple-net Lease	5/31/2013	$	―	$3.4
Nashville, AR
Searcy Healthcare Center	Triple-net Lease	5/31/2013		―	7.9
Searcy, AR
Medical Portfolio II Properties
Oklahoma City Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014		15.8	25.5
Oklahoma City, OK
Las Vegas Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014		13.8	22.3
Las Vegas, NV
South Bend Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014		12.6	20.2
Mishawaka, IN ("South Bend")
Cobalt Rehabilitation Hospital Surprise	Triple-net Lease	12/30/2015		15.4	23.7
Surprise, AZ ("Phoenix")
Cobalt Rehabilitation Hospital New Orleans	Triple-net Lease	10/19/2016		19.5	28.6
New Orleans, LA
Seniors Housing
Primrose I Communities
Primrose Retirement Community of Casper	Triple-net Lease	2/16/2012		11.8	19.0
Casper, WY
Sweetwater Retirement Community	Triple-net Lease	2/16/2012		10.2	16.3
Billings, MT
Primrose Retirement Community of Grand Island	Triple-net Lease	2/16/2012		8.3	13.4
Grand Island, NE
Primrose Retirement Community of Mansfield	Triple-net Lease	2/16/2012		11.3	18.3
Mansfield, OH
Primrose Retirement Community of Marion	Triple-net Lease	2/16/2012		9.4	17.9
Marion, OH
HarborChase of Villages Crossing	Managed	8/29/2012		―	19.7
Lady Lake, FL ("The Villages")
Primrose II Communities
Primrose Retirement Community of Lima	Triple-net Lease	12/19/2012		―	18.6
Lima, OH
Primrose Retirement Community of Zanesville	Triple-net Lease	12/19/2012		11.7	19.1
Zanesville, OH ("Columbus")
Primrose Retirement Community of Decatur	Triple-net Lease	12/19/2012		10.3	18.2
Decatur, IL
Primrose Retirement Community of Council Bluffs	Triple-net Lease	12/19/2012		―	12.9
Council Bluffs, IA ("Omaha")
Primrose Retirement Community Cottages	Triple-net Lease	12/19/2012		―	4.3
Aberdeen, SD
Capital Health Communities
Brookridge Heights Assisted Living & Memory Care	Managed	12/21/2012		5.9	13.5
Marquette, MI
Curry House Assisted Living & Memory Care	Managed	12/21/2012		6.0	13.5
Cadillac, MI
Symphony Manor	Managed	12/21/2012		11.7	24.0
Baltimore, MD
Woodholme Gardens Assisted Living & Memory Care	Managed	12/21/2012		7.0	17.1
Pikesville, MD ("Baltimore")
Tranquillity at Fredericktowne	Managed	12/21/2012		5.8	17.0
Frederick, MD

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/16 (in millions)		Investment Amount (in millions)
HarborChase of Jasper	Managed	8/1/2013	$	―	$7.3
Jasper, AL
South Bay I Communities
Raider Ranch	Managed	8/29/2013		―	72.0
Lubbock, TX
Town Village	Managed	8/29/2013		―	23.7
Oklahoma City, OK
Pacific Northwest I Communities
MorningStar of Billings	Managed	12/2/2013		19.2	48.3
Billings, MT
MorningStar of Boise	Managed	12/2/2013		20.5	40.0
Boise, ID
MorningStar of Idaho Falls	Managed	12/2/2013		17.5	44.4
Idaho Falls, ID
MorningStar of Sparks	Managed	12/2/2013		23.2	55.2
Sparks, NV ("Reno")
Prestige Senior Living Arbor Place	Managed	12/2/2013		8.0	15.8
Medford, OR
Prestige Senior Living Beaverton Hills	Managed	12/2/2013		9.0	12.9
Beaverton, OR ("Portland")
Prestige Senior Living Five Rivers	Managed	12/2/2013		7.5	16.7
Tillamook, OR
Prestige Senior Living High Desert	Managed	12/2/2013		7.8	13.6
Bend, OR
Prestige Senior Living Huntington Terrace	Managed	12/2/2013		10.0	15.0
Gresham, OR ("Portland")
Prestige Senior Living Orchard Heights	Managed	12/2/2013		12.0	17.8
Salem, OR
Prestige Senior Living Riverwood	Managed	12/2/2013		4.4	9.7
Tualatin, OR ("Portland")
Prestige Senior Living Southern Hills	Managed	12/2/2013		7.3	12.9
Salem, OR
Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Managed	2/3/2014		10.3	21.9
Auburn, WA ("Seattle")
Prestige Senior Living Bridgewood	Managed	2/3/2014		12.8	22.1
Vancouver, WA ("Portland")
Prestige Senior Living Monticello Park	Managed	2/3/2014		17.9	27.4
Longview, WA
Prestige Senior Living Rosemont	Managed	2/3/2014		9.3	16.9
Yelm, WA
Prestige Senior Living West Hills	Managed	3/3/2014		8.6	15.0
Corvallis, OR
Wellmore of Tega Cay	Triple-net Leased	2/7/2014		―	32.2
Tega Cay, SC ("Charlotte")

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/16 (in millions)		Investment Amount (in millions)
South Bay II Communities
Isle at Cedar Ridge	Managed	2/28/2014	$	―	$22.0
Cedar Park, TX ("Austin")
HarborChase of Plainfield	Managed	3/28/2014		―	26.5
Plainfield, IL
Legacy Ranch Alzheimer's Special Care Center	Managed	3/28/2014		―	12.0
Midland, TX
The Springs Alzheimer's Special Care Center	Managed	3/28/2014		―	10.9
San Angelo, TX
Isle at Watercrest - Bryan	Managed	4/21/2014		―	22.5
Bryan, TX
Watercrest at Bryan	Managed	4/21/2014		―	28.0
Bryan, TX
Isle at Watercrest - Mansfield	Managed	5/5/2014		―	31.3
Mansfield, TX ("Dallas/Fort Worth")
Watercrest at Mansfield	Managed	6/30/2014		26.2	49.0
Mansfield, TX ("Dallas/Fort Worth")
Watercrest at Katy (2)	Managed	6/27/2014		24.0	37.2
Katy, TX ("Houston")
HarborChase of Shorewood	Managed	7/8/2014		14.8	23.8
Shorewood, WI ("Milwaukee")
Fairfield Village of Layton	Managed	11/20/2014		―	68.0
Layton, UT ("Salt Lake City")
Fieldstone Memory Care	Managed	3/31/2015		―	12.4
Yakima, WA
Primrose III Communities
Primrose Retirement Community of Anderson	Triple-net Lease	5/29/2015		―	21.1
Anderson, IN ("Muncie")
Primrose Retirement Community of Lancaster	Triple-net Lease	5/29/2015		―	25.7
Lancaster, OH ("Columbus")
Primrose Retirement Community of Wausau	Triple-net Lease	5/29/2015		―	20.3
Wausau, WI ("Green Bay")
Superior Residences of Panama City	Managed	7/15/2015		―	20.0
Panama City Beach, FL
Southeast Seniors Housing Communities
Parc at Duluth	Triple-net Lease	7/31/2015		―	52.8
Duluth, GA ("Atlanta")
Parc at Piedmont	Triple-net Lease	7/31/2015		―	50.8
Marietta, GA ("Atlanta")
The Pavilion at Great Hills	Managed	7/31/2015		―	35.0
Austin, TX
The Hampton at Meadows Place	Managed	7/31/2015		―	28.4
Meadows Place, TX ("Houston")
The Beacon at Gulf Breeze	Managed	7/31/2015		―	28.0
Gulf Breeze, FL ("Pensacola")
Palmilla Senior Living	Managed	9/30/2015		27.0	47.6
Albuquerque, NM
Cedar Lake Assisted Living and Memory Care	Managed	9/30/2015		―	30.0
Lake Zurich, IL ("Chicago")
Fieldstone at Pear Orchard (3)	Managed	10/15/2015		8.9	14.3
Yakima WA
The Shores of Lake Phalen	Managed	11/10/2015		―	29.3
Maplewood, MN ("St. Paul")
Park Place Senior Living at WingHaven	Managed	12/17/2015		―	54.0
O'Fallon, MO ("St. Louis")
Hearthside Senior Living of Collierville	Managed	12/29/2015		―	17.0
Collierville, TN ("Memphis")
				$914.4	$2,883.4

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/16 (in millions)		Investment Amount (in millions)
Developments (4)
Welbrook Senior Living Grand Junction (5)	Development	9/4/2015	$	―	$12.9
Grand Junction, CO
Waterstone on Augusta (6)	Development	8/31/2015		12.7	24.2
Greenville, SC
Wellmore of Lexington	Development	9/14/2015		13.5	39.0
Lexington, SC
Dogwood Forest of Grayson	Development	11/24/2015		3.4	17.3
Grayson, GA
Expansion Projects (7)
Capital Health Communities
Brookridge Heights Assisted Living and Memory Care	Expansion	12/21/2012		―	2.4
Marquette, MI
Tranquillity at Fredericktowne	Expansion	12/21/2012		―	1.4
Fredrick, MD
				$944.0	$2,980.6

_________________

FOOTNOTES:

(1)	Property owned through a consolidated joint venture in which we hold a 90% controlling interest.
(2)	Property owned through a consolidated joint venture in which we hold a 95% controlling interest.
(3)	Property owned through a consolidated joint venture in which we hold a 75% controlling interest.
(4)	Amounts include land and total capitalized costs for GAAP purposes related to the acquisition, development and construction as of December 31, 2016.
(5)	Welbrook Senior Living Grand Junction received its certificate of occupancy in February 2017.
(6)	Waterstone on Augusta received its certificate of occupancy in February 2017.
(7)

Amounts include total capitalized costs for GAAP purposes related to expansion as of December 31, 2016.  See Item 1. “Business – Real Estate Under Development” for additional information relating to our developments.

As of December 31, 2016, through an unconsolidated joint venture (“JV”), we had investments in five real estate properties.  The following tables set forth details on the property holdings of our JV:

Name	Structure	Date Acquired	Encumbrance at December 31, 2016 (in millions)	Investment Amount (in millions)
Seniors Housing
Windsor Manor I Communities - 75% JV Interest
Windsor Manor of Vinton	Managed	8/31/2012	$3.1	$5.8
Vinton, IA
Windsor Manor of Webster City	Managed	8/31/2012	2.8	6.8
Webster City, IA
Windsor Manor of Nevada	Managed	8/31/2012	6.3	6.3
Nevada, IA
Windsor Manor II Communities - 75% JV Interest
Windsor Manor of Indianola	Managed	4/2/2013	2.5	5.7
Indianola, IA
Windsor Manor of Grinnell	Managed	4/2/2013	6.1	6.5
Grinnell, IA
			$20.8	$31.1

Item 3.	LEGAL PROCEEDINGS

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

In August 2013, we adopted a valuation policy consistent with the IPA Valuation Guideline.  The valuation process used by the Valuation Committee and the board of directors to determine the estimated NAV per share was designed to follow recommendations in the IPA Valuation Guideline and our valuation policy. In accordance with our valuation policy and in order to assist brokers in providing information on customer account statements consistent with the requirements of NASD Notice 01-08 and FINRA Rule 2340, we, based on the recommendation of the Valuation Committee and the approval of the board of directors, engaged CBRE Cap to assist us and the board of directors in determining the estimated NAV per share of our common stock as of December 31, 2016.

Stockholder Information

As of December 31, 2016, we had 47,098 stockholders of record.  The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Stock Valuation

During the year ended December 31, 2016, the Valuation Committee initiated a process to estimate our NAV per share and engaged CBRE Cap to provide a report containing, among other things, a range for the estimated NAV per share of our common stock (“Valuation Report”).  The Valuation Committee, upon its receipt and review of the Valuation Report, concluded that the range of between $9.53 and $10.56 for our estimated NAV per share proposed in CBRE Cap’s Valuation Report was reasonable, and recommended to our board of directors that it adopt $10.04 as the estimated NAV per share of our common stock.  At a special meeting of our board of directors held on February 11, 2017, the board of directors accepted the recommendation of the Valuation Committee and approved $10.04 as the estimated NAV per share of our common stock as of December 31, 2016.  This represented an increase from our previously approved $9.75 as the estimated NAV per share of our common stock as of December 31, 2015.

Refer to our Form 8-K filed on February 13, 2017 for additional details on the estimated NAV per share, valuation methodologies, material assumptions, limitations and engagement of CBRE Cap.

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
•

Redemption pricing shall be at the Company’s then-current NAV per share as published from time to time in our Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K, provided, however, that the price shall not exceed an amount equal to the lesser of (i) the then-current public offering price for our shares of common stock; and (ii) the purchase price paid by the stockholder.

Our board of directors has the ability, in their sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in our best interest.

During the year ended December 31, 2016, we received requests for the redemption of common stock totaling approximately $36.2 million, of which $10.4 million was payable as of December 31, 2016 and paid in 2017. During the year ended December 31, 2015, we received requests for the redemption of common stock totaling approximately $9.3 million, of which $2.7 million was payable as of December 31, 2015 and paid in 2016. During the year ended December 31, 2014, we received requests for the redemption of common stock totaling approximately $3.0 million, of which approximately $0.9 million was payable as of December 31, 2014 and paid in 2015.

The following tables present a summary of requests received and shares redeemed pursuant to our stock redemption plan during the quarters and years ended December 31, 2016, 2015 and 2014:

2016 Quarters	First	Second	Third	Fourth	Total
Redemptions requested	276,777	1,528,751	851,234	1,068,134	3,724,896
Shares redeemed	(276,777)	(1,528,751)	(851,234)	(1,068,134)	(3,724,896)
Pending redemption requests	―	―	―	―	―
Average price paid per share	$9.73	$9.73	$9.73	$9.73	$9.73

2015 Quarters	First	Second	Third	Fourth	Total
Redemptions requested	204,184	195,873	292,429	286,145	978,631
Shares redeemed	(204,184)	(195,873)	(292,429)	(286,145)	(978,631)
Pending redemption requests	―	―	―	―	―
Average price paid per share	$9.51	$9.51	$9.51	$9.51	$9.51

2014 Quarters	First	Second	Third	Fourth	Total
Redemptions requested	28,343	75,313	129,022	91,641	324,319
Shares redeemed	(28,343)	(75,313)	(129,022)	(91,641)	(324,319)
Pending redemption requests	―	―	―	―	―
Average price paid per share	$9.13	$9.13	$9.13	$9.51	$9.24

Issuer Purchases of Equity Securities

The following details our repurchases of securities between October 1, 2016 and December 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan (1)
October 1, 2016 through October 31, 2016	―	―	―	4,542,817
November 1, 2016 through November 30, 2016	―	―	―	4,650,148
December 1, 2016 through December 31, 2016	1,068,134	$9.73	1,068,134	3,965,287
Total	1,068,134	$9.73	1,068,134

____________

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

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation.  We intend to continue paying distributions to our stockholders on a quarterly basis until such provisions are terminated or amended by our board of directors. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including:

•

Sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, funds from operations (“FFO”) and modified funds from operations (“MFFO”), as well as expected future long-term stabilized cash flows, FFO and MFFO;

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

For the years ended December 31, 2016, 2015 and 2014, we declared cash distributions of approximately $74.0 million, $63.2 million and $31.9 million, respectively.  Of these amounts, approximately $31.4 million, $26.4 million and $14.2 million, respectively, were paid in cash to stockholders and approximately $42.6 million, $36.8 million and $17.7 million, respectively, were reinvested pursuant to our Reinvestment Plan.  In addition, for the years ended December 31, 2015 and 2014, we declared and made stock distributions of approximately 3.2 million and 2.4 million shares of common stock, respectively.

The table in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents total cash distributions declared and issued, including distributions reinvested in additional shares through our Reinvestment Plan, and cash flows provided by operating activities for each quarter in the years ended December 31, 2016, 2015 and 2014.

The following table details our historical share prices in our Offerings, including the prices pursuant to the Reinvestment Plan and our monthly cash and stock distributions per share:

Period	Price per Share (1)	Reinvestment Plan Price per Share	Monthly Cash Distributions	Monthly Stock Distributions
June 27, 2011 through December 10, 2013	$10.00	$9.50	$0.0333	0.0025
December 11, 2013 through November 3, 2014	$10.14	$9.64	$0.0338	0.0025
November 4, 2014 through February 11, 2016	$10.58	$10.06	$0.0353	(2)
February 12, 2016 through February 13, 2017	$9.75	$9.75	$0.0353	―
February 14, 2017 through the date of this filing	$10.04	$10.04	$0.0353	―

____________

FOOTNOTES:

(1)

Price per share represents the then-current primary offering price per share through the close of our Offerings on September 30, 2015.  Subsequently, as we are no longer offering shares in a public offering, price per share represents the estimated NAV per share as determined by our board of directors.

(2)

We closed our Offerings on September 30, 2015 and discontinued our stock distributions concurrently.  The monthly stock distributions from November 4, 2014 through September 30, 2015 were 0.0025 per share.

The tax composition of our distributions declared for years ended December 31, 2016, 2015 and 2014 were as follows:

	December 31,
	2016	2015	2014
Ordinary income	21.5%	37.8%	30.8%
Capital gain	14.4%	0.0%	0.0%
Unrecaptured Sec. 1250 gain	1.2%	0.0%	0.0%
Return of capital	62.9%	62.2%	69.2%

Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2016 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2017.  No amounts distributed to stockholders for the years ended December 31, 2016, 2015 and 2014 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.  In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated E&P are treated as a return of capital to the stockholders.  E&P is a statutory calculation which is derived from net income and determined in accordance with the Code.  It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

Unregistered Sales of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Secondary Sales of Registered Shares between Investors

During years ended December 31, 2016 and 2015, there were 10,864 shares and 2,677 shares, respectively, transferred by investors at a weighted average sales price of $9.33 per share and $8.60 per share, respectively.  We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and redemptions of shares by us.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for the Company should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Total revenues	$377,055	$300,525	$181,084	52,605	$7,385
Operating income (loss)	11,147	(24,308)	(23,178)	(13,990)	(6,043)
Net loss attributable to common stockholders	(31,667)	(68,055)	(52,511)	(18,100)	(10,720)
Net loss per share	(0.18)	(0.44)	(0.61)	(0.42)	(0.69)
Weighted average shares outstanding (basic and diluted) (1)	175,121	153,804	85,710	43,450	15,452
Cash distributions declared and paid (2)	74,008	63,201	31,919	14,170	3,197
Cash distributions declared and paid per share	0.42	0.41	0.37	0.33	0.21
Cash provided by (used in) operating activities	73,404	43,517	19,272	3,046	(6,369)
Cash used in investing activities	(101,877)	(950,761)	(925,658)	(643,792)	(315,647)
Cash provided by financing activities	18,068	884,811	953,532	666,693	330,276
Other Data:
FFO (3)	76,560	44,059	10,797	(3,054)	(6,242)
FFO per share	0.44	0.29	0.13	(0.07)	(0.40)
MFFO (3)	74,008	63,484	32,017	12,581	797
MFFO per share	0.42	0.41	0.37	0.29	0.05

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total real estate assets, net	$2,564,157	$2,514,059	$1,704,653	866,200	$238,873
Intangibles, net	131,502	172,452	140,264	52,400	7,024
Cash	58,517	68,922	91,355	44,209	18,262
Total assets	2,827,692	2,831,169	1,977,209	1,007,285	334,439
Mortgage and other notes payable, net	936,723	831,825	843,662	431,319	189,813
Credit facilities	641,989	656,284	204,496	98,500	―
Total liabilities	1,672,875	1,572,067	1,105,049	555,304	193,788
Redeemable noncontrolling interest	472	551	568	―	―
Total equity	1,154,817	1,259,102	872,160	451,981	140,651

_____________

FOOTNOTES:

(1)

For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of each period presented.  For the years ended December 31, 2015, 2014, 2013 and 2012, we declared and made stock distributions of approximately 3.2 million, 2.4 million 1.1 million and 0.2 million shares of common stock, respectively. We closed our Offerings on September 30, 2015 and discontinued our stock distributions concurrently. The distribution of common shares to the recipients is non-taxable.

(2)

For the years ended December 31, 2016, 2015, 2014, 2013 and 2012, our net loss was approximately $31.7 million, $68.1 million, $52.5 million, $18.1 million and $10.7 million, respectively, while cash distributions declared were approximately $74.0 million, $63.2 million, $31.9 million, $14.2 million and $3.2 million, respectively, and total distributions declared were approximately $74.0 million, $97.0 million, $56.1 million, $24.8 million and $5.6 million, respectively.  For the years ended December 31, 2016, 2015, 2014, 2013 and 2012, approximately 94%, 69%, 60%, 23% and 0%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 6%, 31%, 40%, 77% and 100%, respectively, were considered to be funded with Other Sources.  For the years ended December 31, 2016, 2015, 2014, 2013 and 2012, approximately 94%, 45%, 34%, 13% and 0%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 6%, 55%, 66%, 87% and 100% respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

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

For additional disclosures relating to FFO and MFFO, including a reconciliation of net loss to FFO and MFFO, for the years ended December 31, 2016, 2015 and 2014 refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” and for the years ended December 31, 2013 and 2012 refer to our Form 10-K filed on March 27, 2014.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CNL Healthcare Properties, Inc. is a Maryland corporation that incorporated on June 8, 2010.  We qualified as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2012 and our intention is to be organized and operate in a manner that allows us to remain qualified as a REIT for federal income tax purposes.

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

On September 30, 2015, we completed our Offerings pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the SEC.  In October 2015, we deregistered the unsold shares of our common stock under our previous registration statement on Form S-11, except for 20 million shares that we concurrently registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through our Reinvestment Plan.

Our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on our behalf pursuant to an advisory agreement.  Our Property Manager is responsible for managing and leasing our healthcare real estate investments.  Our Advisor and Property Manager are each wholly owned by affiliates of our Sponsor, which is an affiliate of CNL, a private investment management firm providing global real estate and alternative investments.  As a result, our Advisor and Property Manager each represent related parties and each have received or will receive compensation, fees and expense reimbursements for services related to managing of our business.

For a description of the individual property holdings by asset class included in our healthcare real estate portfolio, including the location, date acquired, and purchase price, as of December 31, 2016, see Item 2.  “Properties.”

Market Opportunities and Trends

We believe that medical care will continue to grow rapidly and steadily for two basic reasons—it is an essential human service for an aging demographic and it is heavily supported by the government. These factors may result in healthcare-related property investments potentially experiencing less economic volatility than other sectors.

In addition, there are indications that significant opportunities for consolidation exist in the seniors housing and healthcare facility sectors, which we believe will create value as our portfolio grows and achieves scale through asset aggregation. A Bank of America Merrill Lynch Global Research Report entitled “Healthcare REITs: a defensive play on aging demographics” dated September 24, 2013 (“BofA Report”) estimates that the total value of healthcare-related real estate ranges from $700 billion to over $1 trillion, with REIT ownership accounting for only about 14% of the total. This continued ownership fragmentation of the healthcare property industry provides adequate opportunity for growth through consolidation opportunities.

The specific trends and characteristics unique to the healthcare sector and the asset classes on which we focus are described in greater detail below.

Demand Drivers for Healthcare Property

The primary drivers behind demand for seniors housing, medical office, acute care and post-acute care properties are the aging of the U.S. population and growth in national healthcare expenditures.

Expanded Healthcare Insurance Coverage. As the U.S. population over the age of 65 increases, more Americans become entitled to Medicare to cover their increasing healthcare needs and related costs. In addition, under The Patient Protection and Affordable Care Act (“Affordable Care Act”) and other legislation, healthcare insurance coverage has expanded in recent years to cover more of the non-elderly, lower income populations. According to the National Center for Health Statistics, less than 9 percent of the population did not have health insurance coverage at the beginning of 2016, down from 16 percent at the time the Affordable Care Act passed in 2010. The resulting expansion of U.S. healthcare insurance coverage has created an increase in demand for healthcare services and healthcare facilities of all types.  There is a risk however that the Affordable Care Act could be repealed in the future and may be replaced with new legislation, the effects of which are unknown at this time.  The impact of repealing existing legislation, or introducing new legislation, could materially increase the uninsured population in the U.S. who are not able to obtain or afford health insurance coverage.  We believe efforts to preserve and increase access to care will remain a primary focus of the new administration.

The Aging of America. According to a December 2014 report of the U.S. Census Bureau, 12,000 people in the United States will turn 65 every day until 2060. Most recent US Census Bureau projections (as of December 2014) estimate that by 2060, 98 million Americans , or 23.6% of the U.S. population, will be 65 years or older, compared to 14.9% of the population in 2015, an anticipated increase of 105% in the senior population between 2015 and 2060. The graph below depicts the projected increase in the size of the senior population in the United States over time based upon national population projections by the U.S. Census Bureau:

Source: US Census Bureau, December 2014

Disability is defined under the ADA as a substantial limitation in a major life activity. Research indicates that age is positively correlated with the presence of a physical disability, and the oldest people have the highest levels of both physical and cognitive disabilities. With the increasing age of the U.S. population, the healthcare system faces an increase in the population with age-related physical and cognitive disabilities, which require increased supportive health care services as well as housing options for older adults.  Additionally, we expect an increased demand for healthcare facilities providing physician and ancillary care services for such disabilities.

Rising Healthcare Expenditures. The rise in the aging population, the expansion of U.S. healthcare insurance coverage through Medicare or other means, and medical technology innovations contribute to increasing healthcare expenditures. National healthcare spending is projected to increase from approximately 16 percent of the gross domestic product (GDP) in 2013 to approximately 25 percent by 2040 according to “The 2015 Long-Term Budget Outlook”, produced by the Congressional Budget Office in June 2015.

The following graph depicts the projected rise in the national healthcare expenditures in the U.S. between 2000 and 2025:

Source: 1-“National Health Expenditure Projections 2015-2025,” The Centers for Medicare & Medicaid Services, Office of the Actuary, National Health Statistics Group. 2-GDP Projections from “An Update to the Budget and Economic Outlook: 2016-2026”, Congressional Budget Office, August 2016.

As Americans age, they spend more on healthcare. The following graph depicts the increase in average annual per capita spending by Americans on healthcare as they age.

Source: “Health Expenditures by Age and Gender,” The Centers for Medicare & Medicaid Services, 2012.

Seniors Housing and Post-Acute Care Supply and Demand

Demographics and Existing Units. According to a National Center for Health Statistics report entitled “Health: United States, 2015” dated May 2016, individuals who are 65 years old in 2014 can expect to live, on average, an additional 19.3 years, up from an average of 13.9 additional years for those aged 65 in 1950 – a net gain of 5.4 years. Americans 65 years and older have longer life expectancies than the elderly did in the past and will therefore need additional housing options to accommodate their special needs as they age. Demand for seniors housing options is currently outpacing the existing supply of seniors housing units. According to the ASHA Special Issue Brief: A Projection of Demand for Market Rate U.S. Seniors Housing 2015–2040, American Seniors Housing Association, Winter 2016, the projected annual demand growth for seniors housing will increase as “baby boomers” pass the over-75 age-threshold after 2020, increasing from the level of 25,000 units per year from 2015 to 2020 to a demand of 92,000 units per year from 2025 to 2030. The ASHA Special Issue Brief projects that approximately 1.8 million senior living units need to be constructed by 2040 to accommodate aging Americans at the same market penetration rate encountered today.

Source: A Projection of Demand for Market Rate U.S. Seniors Housing 2015–2040, American Seniors Housing Association, Winter 2016.

The supply growth of certain seniors housing asset classes over the last decade declined following a boom in seniors housing development in the 1990’s. Since 2008, there has been modest growth in the total national inventory of seniors housing units according to National Investment Center for Seniors Housing & Care (“NIC”) data, with a compound annual growth rate of 2.0% for seniors housing facilities as of the end of 2016. However, the number of new seniors housing units under construction is increasing. Muted supply growth has helped rental levels recover and occupancy improve despite a modest economic recovery. The following graph depicts seniors housing supply-demand trends for independent living and assisted living combined:

Source: National Investment Center for Seniors Housing & Care, NIC MAP Property Trend, Q4-2016

According to data from the NIC for the fourth quarter of 2016, overall seniors housing occupancy in the top 100 metropolitan statistical areas (“MSAs”) was 89.4%. As of the fourth quarter of 2016, occupancy was 3.1 percentage points above its cyclical low of 87.1% during the first quarter of 2010. In 2016, inventory of seniors housing units grew by 27,076 units. This growth in inventory has contributed to a decline in overall occupancy by 0.6 percentage points from year end 2015. We believe seniors housing development will remain at an acceptable level given the growth in aging demographics, and that sufficient demand exists to absorb the new development units over time.

Rise in the Prevalence of Alzheimer’s disease. According to a study funded by the Alzheimer’s Association and NIH/National Institute on Aging, the number of people in the U.S. with Alzheimer’s disease may nearly triple by 2050, straining our healthcare system and taxing the resources of caregivers. Barring the development of medical breakthroughs to prevent or slow the disease, approximately 13.8 million people age 65 and older are projected to have Alzheimer’s disease by 2050. The following graph depicts the projected rise in the number of senior population with Alzheimer’s disease in the U.S. broken down by three age groups.

Source: Hebert LE, Weuve J, Scherr PA, Evans DA. Alzheimer disease in the United States (2010-2050) estimated using the 2010 Census. .

According to a National Center for Health Statistics Data Brief dated November 2013, in 2010, approximately 42% of individuals living in residential care communities had Alzheimer’s disease or other forms of dementia. We believe that the projected rise in the incidence of Alzheimer’s disease creates a need for seniors housing options that address the specialized needs of Alzheimer’s and other dementia patients and their families, which often cannot be addressed in a traditional home setting.

Stronger U.S. Housing Market. As the broader economy recovers and the U.S. residential real estate market strengthens, it is widely believed that the demand for seniors housing will continue to grow as the “baby boomer” generation reaches retirement and transitions to active adult communities and other seniors housing facilities. Seniors often sell their homes and use the proceeds to pay rent in private-pay retirement communities creating a strong correlation between seniors housing demand and home prices.  According to data from a December 2016 report from the Joint Center for Housing Studies of Harvard University (“Joint Center Report”), the number of households headed by seniors will increase more than 60% over the next two decades.  As the senior population ages into their late 70s and this segment of the population grows, they tend to seek more accessible and convenient living options.  The Joint Center Report states the sheer growth in the older population will mean the number of renter households will expand from 6 to more than 11 million households over the next two decades. Overall, the share of renters will increase slightly, from 21 percent of older households in 2015 to 23 percent in 2035.

Seniors Housing and Post-Acute Care Asset Classes

Based on the above fundamentals and perceived trends, we may invest in or develop the following classes of seniors housing and post-acute care properties:

Seniors Housing Communities

Active Adult Communities. Active adult communities offer social and recreational-centered living in a setting that may include town homes, condominiums, cluster homes, manufactured housing, single family homes and multi-family housing. These communities are generally classified as either: (a) age-restricted communities that require at least one household member to be over the age of 55 in at least 80% of the occupied units; or (b) age-targeted communities that target adults age 55 or older with no explicit age restrictions. Residents typically lead independent, active lifestyles in a country club setting where they can take advantage of amenities such as a clubhouse, gathering center or recreational center that is the focal point of activities, and may include a golf course, walking trails, hobby centers or other recreational spaces. These communities are generally not equipped to provide increased care or health-related services.

Independent Living Facilities. Independent living facilities are age-restricted, multi-family rental or ownership (condominium) housing with central dining facilities that provide residents, as part of a monthly fee, meals and other services such as housekeeping, linen service, transportation, social and recreational activities.

Assisted Living Facilities. Assisted living facilities are usually state-regulated rental properties that provide the same services as independent living facilities, but also provide, in a majority of the units, supportive care from trained employees to residents who are unable to live independently and require assistance with activities of daily living.  The additional services may include assistance with bathing, dressing, eating, and administering medications.

 Continuing Care Retirement Communities. Continuing care retirement communities offer age-restricted seniors housing facilities with a combination of independent living lifestyle options for individuals who do not need constant physician or nursing supervision and assisted living or skilled nursing facilities available to residents on the same or adjacent property of the complex. This type of community generally offers a longer term contract for seniors that provides for housing, services and nursing care with varying payment plans that may include entrance fees and condominium or cooperative rental programs. In general, these properties provide residential living in an apartment-style building with services and dining usually on the main level. In addition, those in a campus-like setting of several acres may offer other individual multi-family homes and offer amenities that may be similar to those found in an active adult community.

Memory Care/Alzheimer’s Facilities. Those suffering from the effects of Alzheimer’s disease or other forms of memory loss need specialized care. Memory care/Alzheimer’s centers provide the specialized care for this population including residential housing and assistance with the activities of daily living.

Post-Acute Care Properties

Skilled Nursing Facilities. A skilled nursing facility generally provides the highest level of care for older adults outside of a hospital and also provides custodial care and assistance with the activities of daily living. Skilled nursing facilities differ from other seniors housing facilities in that they also provide a high level of medical care. A licensed physician supervises each patient’s care and a nurse or other medical professional is almost always on the premises. Skilled nursing care is available on site, usually 24 hours a day. Other medical professionals, such as occupational or physical therapists, are also available. This allows the delivery of medical procedures and therapies on site that would not be possible in other housing options.

Long-Term Acute Care Hospitals. Long-term acute care hospitals, or LTACHs, are certified as acute care hospitals, but focus on patients who, on average, stay more than 25 days. Many of the patients in LTACHs are transferred from a hospital-based intensive or critical care unit. LTACHs specialize in treating patients who may have more than one serious condition, but who may improve with time and care and eventually return home. Services provided in LTACHs typically include comprehensive rehabilitation, respiratory therapy, head trauma treatment and pain management.

Inpatient Rehabilitative Facilities. Inpatient rehabilitative facilities are licensed facilities that provide intensive rehabilitation programs to patients who typically have complex medical issues resulting from incidents of trauma or strokes. They focus on providing high levels of physical, occupational and speech therapy under the supervision of highly trained medical doctors, staff and therapists.

Medical Office Building and Acute Care Property Supply and Demand

Demographics and Existing Space. The increased demand for medical office buildings, acute care and post-acute care properties is also supported by an aging population and increased health insurance coverage. As Americans 65 years and older have longer life expectancies than in the past, their need for health related services is projected to increase the need for additional healthcare properties. In 2012, persons over age 65 were 14 percent of the U.S. population but accounted for 27 percent of physician visits in the U.S. According to the 2012 National Ambulatory Medical Care Survey, individuals over age 65 made an average of 5.9 visits to physicians’ offices in 2012, or 2.7 times the number of visits made by individuals under 45 years of age. The graph below depicts the average number of physicians’ visits in the U.S. by age group in 2012.

Source: CDC/NCHS, National Ambulatory Medical Care Survey, 2012

Evolution of the U.S. Healthcare Model. Rising healthcare costs create pressure within the healthcare industry to move from an inpatient to an outpatient delivery setting in order to provide service more efficiently and contain costs. The outpatient model of healthcare services results in declining hospital admissions and overnight stays with a focus toward performing certain procedures and diagnostic services in a more consumer-centric, cost-effective setting. According to the Urban Land Institute Report, almost 65% of all surgeries today do not require an overnight hospital stay, compared with only 16% of all surgeries in 1980. Technology advances are also driving patient demand for more medical services and the space in which to deliver them. The shift to outpatient surgeries also continues to be encouraged by technological advances that involve smaller incisions, improved anesthetics, less risk of infection and faster recoveries. The increase in outpatient procedures drives greater demand for medical office buildings and other healthcare properties in which such procedures can be performed.

The following graph depicts the increase in outpatient surgeries vs. inpatient surgeries in the United States under the new, evolving U.S. healthcare model:

Source: Trendwatch Chartbook 2016: American Hospital Association

Consumer-Driven Healthcare Model. Today’s patients often select their doctors based not only on the quality of care offered but also on the ease of access to such doctors. Hospitals are therefore expanding into community-based settings and encouraging large practices to open satellite offices. According to the “Medical Office Research Report” published by Marcus & Millichap in 2013, this bodes well for medical office building owners, as many providers, including physician practices affiliated with or owned by major health systems, will favor well-located, multi-tenant medical office buildings, particularly those with tenant rosters that promote cross-referrals. At the same time, however, some share of tenant demand will be diverted to storefront clinics and large ambulatory care centers.

Medical Office Buildings and Acute Care Property Asset Classes

Based on the increased numbers of insured Americans, increased healthcare visits by a growing, aging U.S. population and an evolving U.S. healthcare model driving a need for additional healthcare properties, we may invest in or develop the following classes of medical office buildings, acute care properties and other healthcare-related properties:

Medical Office Buildings. These properties include traditional medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities and other facilities designated for clinical services.  The buildings may be located on the campus of a hospital, adjacent to campus, or as a “hub and spoke” location whereby the hospital desires to establish a presence in a particular market.  Medical office buildings may also be unaffiliated with a health system and could be multi-tenant or single-tenant in nature.

Acute Care Properties. These properties include specialty hospitals which are primarily or exclusively engaged in the care and treatment of patients having a cardiac or orthopedic condition or patients undergoing a surgical procedure. General acute care hospitals also fall within the category of acute care properties and offer a variety of services including operating and recovery rooms, imaging and diagnostic services, delivery and neonatal care, oncology services, clinical laboratory services, physical therapy and other outpatient services.

Other Healthcare-Related Properties

Other healthcare-related properties in which we believe there are opportunities based on current supply and demand factors are pharmaceutical and medical supply manufacturing facilities, laboratories, life-science and research facilities.

Liquidity and Capital Resources

General

Our primary source of capital for items other than acquisitions of real estate, through the close of our Offerings on September 30, 2015, was proceeds we received from our Offerings.  While our Offerings closed on September 30, 2015, we continue to provide existing stockholders the opportunity to designate their cash distributions for reinvestment through our Reinvestment Plan.  Other potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, other assets and undistributed operating cash flows.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of December 31, 2016, we have approximately $11.1 million of available proceeds remaining under our senior unsecured revolving line of credit (“Revolving Credit Facility”).

We substantially completed our acquisition phase in 2016 and expect future acquisition activity to be limited.  Prior to completion of our acquisition phase, our principal demand for funds has been for acquisitions, the payment of debt service on our outstanding indebtedness and the payment of distributions.  Generally, we expect to meet short-term working capital needs from our cash flows from operations and proceeds from our Reinvestment Plan.

We may also be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt.  In addition, we will continue to evaluate the need for additional interest rate protection in the form of interest rate swaps or caps on unhedged variable rate debt.

Sources of Liquidity and Capital Resources

Common Stock Offerings

For the year ended December 31, 2015 and 2014, we received proceeds from our Offerings of approximately $551.9 million and $554.6 million respectively.

Reinvestment Plan

For the years ended December 31, 2016, 2015 and 2014, we received proceeds from our Reinvestment Plan of approximately $42.6 million, $36.8 million and $17.7 million respectively.

Borrowings

We have borrowed and intend to continue borrowing money to fund ongoing real estate development and other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities.  During the years ended December 31, 2016, 2015 and 2014, we borrowed proceeds of approximately $142.5 million, $549.2 million and $510.3 million, respectively, net of repayments on the Revolving Credit Facility of $120.3 million, $321.4 million and $259.3 million, for the years ended December 31, 2016, 2015 and 2014, respectively.  These amounts were primarily used to fund real estate under development and acquire additional properties. While we have substantially completed our acquisition phase, we may evaluate additional acquisition opportunities and borrow additional money to fund such acquisitions.

In December 2014, we entered into a $230 million Revolving Credit Facility and a $175 million senior unsecured term loan facility (“Term Loan Facility” and, collectively, “Credit Facilities”). Pursuant to the associated credit agreement, we have the ability to increase our borrowing capacity to $700 million under the accordion feature of the Credit Facilities.  To date, we have exercised this accordion feature and increased our borrowing capacity to $445 million.  In addition, the Revolving Credit Facility has an initial term through December 2017 plus two 12-month extension options through which we can extend the term through December 2019; whereas the Term Loan Facility has an initial term through February 2019 plus one 12-month extension option through which we can extend the term through February 2020.  We expect to exercise one of our two 12-month extension options on the Revolving Credit Facility to extend the term through December 2018.

In November 2015, we entered into a $250 million senior unsecured term loan facility (“Second Term Loan Facility”).  The Second Term Loan Facility has an initial term through November 2020 and we have the ability to increase our borrowing capacity to $350M under its accordion feature.  To date, we have exercised this accordion feature and increased our borrowing capacity to $275 million.

In March 2017, we obtained approximately $28 million of additional borrowings related to Wellmore of Tega Cay, which was an unencumbered asset as of December 31, 2016.  The loan has an initial term of 36 months plus one 12-month extension option, an interest rate equal to 30-day LIBOR plus 2.65% per annum and a 12-month interest only period followed by a 30-year amortization for the remaining term of the loan.

We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes.  See “Uses of Liquidity and Capital Resources – Distributions” below for additional information related to the payment of distributions with Other Sources for GAAP purposes.  In many cases, we have pledged our assets in connection with our borrowings and intend to encumber assets in connection with additional borrowings.  The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.  As of December 31, 2016 and 2015, we had an aggregate debt leverage ratio of approximately 55.8% and 52.6%, respectively, of the aggregate carrying value of our assets.

The following table provides details of our indebtedness as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Mortgages payable and other notes payable:
Fixed rate debt	$382,129	$391,639
Variable rate debt (1)	561,874	449,017
Mortgages and other notes payable (2)	944,003	840,656
Premium (discount), net (3)	(67)	(221)
Loan costs, net	(7,213)	(8,610)
Total mortgages and other notes payable, net	936,723	831,825
Credit facilities:
Revolving Credit Facility (4) (5)	194,863	225,000
First Term Loan Facility (1)	175,000	175,000
Second Term Loan Facility (5)	275,000	260,000
Loan costs, net related to Term Loan Facilities	(2,874)	(3,716)
Total credit facilities, net	641,989	656,284
Total borrowings	$1,578,712	$1,488,109

_____________

FOOTNOTES:

(1)

As of December 31, 2016 and 2015, we had entered into interest rate swaps with notional amounts of approximately $521.5 million and $480.7 million, respectively, which were settling on a monthly basis. Refer to Item 8. “Financial Statements and Supplementary Data” — Note 12. “Derivative Financial Instruments” for additional information.

(2)

As of December 31, 2016 and 2015, our mortgages and other notes payable are collateralized by 75 and 65 properties, respectively, with total carrying values of approximately $1.6 billion and $1.4 billion, respectively.

(3)	Premium (discount), net is reflective of us recording mortgage note payables assumed at fair value on the respective acquisition date.
(4)

As of December 31, 2016 and 2015, we had undrawn availability under the Revolving Credit Facility of approximately $11.1 million and $20.0 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

(5)

As of December 31, 2016 and 2015, we entered into interest rate caps with notional amounts of approximately $410.0 million and $260.0 million, respectively. Refer to Item 8. “Financial Statements and Supplementary Data” — Note 12. “Derivative Financial Instruments” for additional information.

Generally, the loan agreements for our mortgage loans contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, as set forth in the loan agreements.  The loan agreements also contain customary events of default and remedies for the lenders.  The borrowers are normally direct or indirect subsidiaries of our Operating Partnership.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage and (viii) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum debt service coverage ratio, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain our REIT status.  We do not expect this limitation to be a limiting factor for our board of directors when determining distribution levels now or in the future.  As of December 31, 2016, we were in compliance with all financial covenants and ratios.

See Item 8. “Financial Statements and Supplementary Data” — Note 10. “Indebtedness” for additional information on our borrowings, including a schedule of future principal payments and maturity dates.  In addition, see “Off-Balance Sheet and Other Arrangements” below for a description of the borrowings of our unconsolidated entities.

Tenant Workouts

In July 2015, an anchor tenant at two of our medical office buildings filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  In May 2016, we signed new lease agreements for a majority of the original leased spaces with the health system that purchased substantially all of the anchor tenant’s operations.  In addition, the anchor tenant rejected two of the previous space leases as part of its bankruptcy reorganization, which resulted in us assuming a sublease under the original lease structure with the anchor tenant and recording a loss on lease terminations of approximately $0.8 million related to the vacated space leases.  The impact of this workout did not have a material impact on our operating cash flows given that revenues attributable to the anchor tenant represented less than 1.0% of our total revenues for both the years ended December 31, 2016 and 2015.

During 2015, the tenant at two of our specialty hospitals experienced financial difficulty and defaulted on its lease agreements at both properties.  During the year ended December 31, 2015, we recorded an impairment provision of approximately $4.7 million related to the lease intangibles and a loss on lease termination of approximately $0.9 million related to deferred rent and other lease related assets.  In September 2015, in connection with consenting to the sale of the operations by our previous tenant to a third-party buyer at our specialty hospital in Beaumont, TX, we signed an amended and restated lease agreement with the buyer that included similar economic terms as the previous lease.  In January 2016, we executed a lease with a new tenant at our specialty hospital in Hurst, TX that included similar economic terms as the previous lease.  As incentive for entering into a long-term lease, the tenant was granted six months of “free rent” in 2016.  This new lease increased our operating cash flows in 2016 given the loss of revenues generated by the default on the previous lease during the year ended December 31, 2015.

Proceeds from Sale of Real Estate

In November 2016, we completed the sale of Dogwood Forest of Acworth and received sales proceeds of approximately $33.6 million, which were used to pay down the Revolving Credit Facility, as this property was included in the unencumbered pool of assets supporting our availability thereunder, and to fund cash distributions for the year ended December 31, 2016.

Distributions from Unconsolidated Entities

As of December 31, 2016, we had an investment in five unconsolidated properties through an unconsolidated joint venture.  Pursuant to the joint venture agreement, we are entitled to receive quarterly preferred cash distributions to the extent there is cash available to distribute.  These distributions are generally received within 45 days after each quarter end.  For the years ended December 31, 2016 and 2015, we received approximately $0.7 million and $0.9 million of operating distributions from our investment in these unconsolidated entities, respectively.  In addition, we received capital distributions from the Windsor Manor joint venture during the year ended December 31, 2015 of approximately $2.2 million, which resulted from excess proceeds on refinancing the joint venture’s debt.

For the year ended December 31, 2014, we received approximately $1.9 million of operating distributions from our two investments in unconsolidated entities held during the period.  In August 2014, we acquired our co-venture partner’s 10% interest in the Montecito joint venture for approximately $1.6 million.  As a result of this transaction, we own 100% of the Montecito joint venture and began consolidating all of the assets, liabilities and results of operations in our consolidated financial statements upon acquisition.  Refer to Item 8. “Financial Statements and Supplementary Data” — Note 3. “Acquisitions – Purchase of Controlling Interest in Montecito Joint Venture” for additional information.

Net Cash Provided by Operating Activities

We experienced positive cash flow from operating activities for the years ended December 31, 2016, 2015 and 2014 of approximately $73.4 million, $43.5 million and $19.3 million, respectively.  The change in cash flows from operating activities for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily the result of the following:

•

an increase in total revenues and net operating income (“NOI”) for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily as the result of having 134 consolidated operating properties in 2016 as compared to 132 consolidated operating properties in 2015, some of which were not owned for the entire period;

•

a decrease in lease incentives paid in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs in which we paid $5.4 million during the year ended December 31, 2016  as compared to $13.2 million during the year ended December 31, 2015; and

•

a decrease in acquisition fees and expenses for the year ended December 31, 2016, as we acquired one operating property for approximately $28.6 million, compared to the year ended December 31, 2015, in which we acquired 39 operating properties totaling $880.9 million.  We consider acquisition fees and expenses to be funded from Other Sources, but such amounts are treated as an operating activity in accordance with GAAP;

•	offset by an increase in interest expense paid resulting from additional borrowings obtained during 2016 and borrowings obtained during 2015 being outstanding for the entire period;
•	a net increase in asset management fees resulting from higher average assets under management across periods; and
•	an increase in general and administrative expenses paid resulting from higher average assets under management across periods.

Expense Support Agreements

Pursuant to the expense support agreements, our Advisor and Property Manager agreed to forgo the payment of fees in cash and accept forfeitable restricted common stock (“Restricted Stock”) for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) our aggregate modified funds from operations, as defined (“Original Expense Support Agreements”).  The Advisor expense support amount was determined for each calendar quarter, on a non-cumulative basis, on each quarter-end date ("Original Determination Date”).  The Property Manager expense support amount was determined for each calendar quarter, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each quarter-end date.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their invested capital plus a 6% cumulative noncompounded annual return upon ultimate liquidity of the Company.  Any amounts settled, and for which restricted stock shares were issued, pursuant to the Original Expense Support Agreements have been permanently settled and we have no further obligation to pay such amounts to the Advisor or the Property Manager.

In March 2016, our board of directors approved the third amended and restated expense support agreements with both the Advisor and Property Manager that were effective January 1, 2016 ("Amended Expense Support Agreements”) and changed the calculation and determination date of the respective affiliate’s expense support amounts from each calendar quarter on a non-cumulative basis, to each calendar year on a cumulative year-to-date basis ("Amended Determination Date”).  Under the terms of the Amended Expense Support Agreements, for each quarter within a calendar expense support year, we record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided, under the Amended Expense Support Agreements, we shall issue, within 90 days following each Amended Determination Date, a number of shares of Restricted Stock equal to the quotient of the expense support amounts provided by the Advisor and Property Manager for the preceding calendar year divided by the then-current estimated NAV per share of common stock.  The terms of the Amended Expense Support Agreements automatically renew for consecutive one year periods, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice.

For the year ended December 31, 2016, our cash from operating activities was positively impacted by approximately $2.9 million of a reduction in asset management fees resulting from the annual expense support amount expected to be settled in accordance with the terms of the Amended Expense Support Agreements.  For the year ended December 31, 2015 and 2014, our cash from operating activities were positively impacted by approximately $4.4 million and $4.9 million, respectively, of reductions in asset management fees resulting from the annual expense support amount settled in accordance with the terms of the Original Expense Support Agreements.  The decrease in asset management fees settled in accordance with the applicable expense support agreements is generally reflective of our growth in NOI outpacing the growth in our distributions, interest expense and other expense items.  There have not been any amounts settled under the Property Manager Expense Support Agreement since its inception.  Refer to Item 8. “Financial Statements and Supplementary Data” — Note 11. “Related Party Arrangements” for additional information.

In February 2017, our board of directors approved the fourth amended and restated expense support agreements with both the Advisor and Property Manager that are effective January 1, 2017.  These amendments limit the annual expense support amount to four percent of the then-current estimated NAV per share and change the calculation to exclude the impact of completed development properties for a specified period of time after the property is placed into service (as defined in the agreement).

Uses of Liquidity and Capital Resources

Acquisitions

We substantially completed our acquisition phase during 2016.  During the years ended December 31, 2016, 2015 and 2014, we acquired one, 39, and 35 consolidated operating properties, respectively, for an aggregate purchase price paid of approximately $28.1 million, $866.3 million, and $869.5 million, respectively, net of liabilities assumed.  The acquired operating properties were spread across our targeted asset classes and located in one, 20, and 14 different states, respectively, which allowed us to expand both the variety of our asset classes and the geographical diversification of our healthcare investment portfolio. During the years ended December 31, 2016, 2015 and 2014, our total leasable square footage increased by approximately 0.1 million, 2.0 million, and 1.6 million, respectively, related to acquisitions. There was no increase in total units in the current year as a result of acquisitions. During the years ended December 31, 2015 and 2014, our total units increased by approximately 1,786, and 1,509, respectively, related to acquisitions.

Development Properties

In connection with our seniors housing and post-acute care developments, we funded approximately $95.1 million, $73.6 million and $47.2 million in development costs during the years ended December 31, 2016, 2015 and 2014, respectively.  Pursuant to the development agreements for the active properties under development as of December 31, 2016, we expect to fund approximately $47.0 million of additional development and other costs.  We expect to fund the remaining development and other costs primarily from construction loans on each development or other cash flows from financing activities.

In February 2017, we received certificates of occupancy at the Welbrook Senior Living Grand Junction and Waterstone on Augusta development properties and are in the process of obtaining licensure at both properties in order to open to residents, which is expected to occur by April 2017.  We expect to incur additional pre-leasing and marketing activities as these properties continue through the lease-up phase in 2017 and 2018.

As a result of our completed seniors housing developments continuing to move towards or achieving stabilization, we expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties.  We continue to monitor the lease-up of these properties to determine whether the established performance metrics have been met.  During the year ended December 31, 2016, we paid distributions to the holders of promoted interest of the Dogwood Forest of Acworth and Wellmore of Tega Cay developments of approximately $1.9 million and $2.8 million, respectively.  In addition, as of December 31, 2016, we have accrued approximately $2.0 million related to Dogwood Forest of Acworth that will be retained until the completion of the Dogwood Forest of Grayson development, which is expected to occur in the third quarter of 2017.  Our obligation to pay the promoted interest on the Dogwood Forest of Acworth property is not impacted by the sale of the property in November 2016.  During the year ended December 31, 2014, we made distributions of approximately $2.0 million to a third-party developer, who is a holder of promoted interest related to our HarborChase of Villages Crossing.

Debt Repayments

During the year ended December 31, 2016, we paid approximately $174.5 million of total repayments which was comprised of $120.3 million in repayments on our Revolving Credit Facility, $34.4 million in repayments on our mortgage loans for the Wellmore of Tega Cay Property and Raider Ranch Community, prior to the scheduled maturities, and $19.8 million of scheduled repayments. During the year ended December 31, 2015, we paid approximately $437.2 million of total repayments which was comprised of $321.4 million in debt repayments on our Revolving Credit Facility, $93.5 million in repayments on our mortgage loans for the Perennial Communities, Medical Portfolio I Properties, Dogwood Forest of Acworth and HarborChase of Villages Crossing prior to their scheduled maturities, $4.4 million of prepayments on our mortgage loan for the Capital Health Communities related to monies received under a yield guaranty agreement and $17.9 million of scheduled repayments. During the year ended December 31, 2014, we paid approximately $286.3 million of total repayments which was comprised of $259.3 million in repayments on our Revolving Credit Facility, $15.0 million in repayments on our unsecured bridge loan financing, $9.4 million of scheduled repayments and $2.6 million of prepayments on our Capital Health mortgage loan related to monies received under a yield guaranty agreement.  Refer to Item 8. “Financial Statements and Supplementary Data” – Note 9. “Contingent Purchase Price Consideration” for additional information.

As of December 31, 2016, we have approximately $263.8 million of debt obligations coming due in the latter part of 2017; of which approximately $194.9 million relates to the Revolving Credit Facility pursuant to which we hold two 12-month extension options and we currently anticipate exercising one of our options. The remaining $68.9 million is comprised of the following: (1) approximately $19.9 million of scheduled repayments on various properties; (2) an approximate $18.1 million debt maturity in September 2017 related to Lee Hughes Medical Building for which we hold a 12-month extension option that we currently anticipate exercising; (3) an approximate $6.9 million debt maturity in October 2017 related to Northwest Medical Park for which we hold a 12-month extension option that we currently anticipate exercising; and (4) an approximate $24.0 million debt maturity in December 2017 related to the development of our Watercrest at Katy community.   On an ongoing basis, we monitor our debt maturities, engage in dialogues with third-party lenders about various financing scenarios and are currently working and analyzing our overall portfolio borrowings in advance of the maturity dates of the aforementioned debt obligations to determine the optimal borrowing strategy.

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

During the years ended December 31, 2016, 2015 and 2014, we paid approximately $0.03 million, $59.0 million, and $58.9 million, respectively, of stock issuance and offering costs.

Lease Incentives

During the years ended December 31, 2016, 2015 and 2014, we paid approximately $5.4 million, $13.2 million, and $1.0 million, respectively, of costs on behalf of our tenants as lease incentives in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs. While we expect the impact of these lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will contribute to same-store NOI growth in future periods and that the extension of existing lease terms could increase the value of our properties.

Common Stock Redemptions

During the year ended December 31, 2016, we received redemption requests for 3.7 million shares at an average redemption price of $9.73 per share of which approximately $28.6 million was paid and approximately $10.4 million was payable as of December 31, 2016.  During the year ended December 31, 2015, we received redemption requests for 1.0 million shares at an average redemption price of $9.51 per share of which approximately $7.4 million was paid and approximately $2.7 million was payable as of December 31, 2015. During the year ended December 31, 2014, we received redemption requests for 0.3 million shares at an average redemption price of $9.24 per share of which approximately $2.2 million was paid and approximately $0.9 million was payable as of December 31, 2014.

See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Redemption Plan” for additional information related to the redemption of common stock.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities.  While we generally expect to pay distributions from cash flows provided by operating activities, we have and may continue to cover periodic shortfalls between distributions paid and cash flows from operating activities with proceeds from Other Sources.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at then-current offering price)			Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by Operating Activities (3)
2016 Quarters
First	$0.1058	$18,454	$10,725	$7,729	―	$	―		$18,454	$16,008
Second	0.1058	18,538	10,658	7,880	―		―		18,538	18,741
Third	0.1058	18,496	10,607	7,889	―		―		18,496	22,235
Fourth	0.1058	18,520	10,564	7,956	―		―		18,520	16,420
Total	$0.4232	$74,008	$42,554	$31,454	―	$	―		$74,008	$73,404

2015 Quarters
First	$0.1058	$13,248	$7,648	$5,600	943		$9,977		$23,225	$11,317
Second	0.1058	14,895	8,619	6,276	1,060		11,215		26,110	10,757
Third	0.1058	16,748	9,808	6,940	1,193		12,620		29,368	10,319
Fourth	0.1058	18,310	10,753	7,557	―		―		18,310	11,124
Total	$0.4232	$63,201	$36,828	$26,373	3,196		$33,812		$97,013	$43,517

2014 Quarters
First	$0.1014	$6,147	$3,349	$2,798	455		$4,614		$10,761	$6,277
Second	0.1014	7,145	3,916	3,229	529		5,364		12,509	5,035
Third	0.1014	8,385	4,630	3,755	621		6,295		14,680	7,361
Fourth	0.1029	10,242	5,821	4,421	751		7,946	(4)	18,188	599
Total	$0.4071	$31,919	$17,716	$14,203	2,356		$24,219		$56,138	$19,272

_____________

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)

For the years ended December 31, 2016, 2015 and 2014, our net loss was approximately $31.7 million, $68.1million and $52.5 million, respectively, while cash distributions declared were approximately $74.0 million, $63.2 million and $31.9 million, respectively, and total distributions declared were approximately $74.0 million, $97.0 million and $56.1 million, respectively.  For the years ended December 31, 2016, 2015 and 2014, approximately 94%, 69% and 60%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 6%, 31% and 40%, respectively, were considered to be funded with Other Sources.  For the years ended December 31, 2016, 2015 and 2014, approximately 94%, 45% and 34%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 6%, 55% and 66%, respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

(3)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions.  For example, GAAP requires that the payment of acquisition fees and costs related to business combinations be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations.  However, we consider acquisition fees and costs to be paid for with proceeds from our Offerings as opposed to operating cash flows.  For the years ended December 31, 2016, 2015 and 2014, we expensed approximately $1.0 million, $21.5 million and $23.9 million, respectively, in acquisition fees and expenses, which were paid from the proceeds of our Offerings. Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

(4)

The stock distributions for the fourth quarter of 2014 were recalculated using the offering price of $10.58 which was based on the then-current offering price for our common stock effective with the December 1, 2014 distributions.

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

Fiscal year ended December 31, 2016 as compared to the fiscal year ended December 31, 2015

As of December 31, 2016, we owned 134 consolidated real estate investment properties and our portfolio consisted of 5,432 units operated under management agreements with third-party operators and approximately 5.8 million leasable square feet that was 95.3% leased to third-party tenants.

	Investment count as of
	December 31,
Consolidated operating investment types:	2016	2015
Seniors housing leased	16	15
Seniors housing managed	48	48
Medical office leased	54	54
Post-acute care leased	11	10
Acute care leased	5	5
	134	132

Rental Income from Operating Leases. Rental income from operating leases was approximately $124.9 million for the year ended December 31, 2016 as compared to $101.1 million for the year ended December 31, 2015.  The increase in rental income from operating leases resulted from the leased properties acquired during 2015 being held for the entire year as well as the increased rental income resulting from the tenant workouts described above in “Liquidity and Capital Resources – Tenant Workouts.”

Resident Fees and Services. Resident fees and services income was approximately $232.4 million for the year ended December 31, 2016 as compared to approximately $183.4 million for the year ended December 31, 2015.  The increase in resident fees and services is a result of the managed properties acquired during 2015 held for entire year as well as the continued lease-up of completed developments and value-add properties across periods.  The increase in revenue for the year was partially offset by our decision to convert certain skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities.

Tenant Reimbursement Income. Tenant reimbursement income was approximately $19.8 million for the year ended December 31, 2016 as compared to $16.0 million for the year ended December 31, 2015.  This amount is comprised of common area maintenance (“CAM”) revenue which increased as a result of the medical office leased properties acquired during 2015 being held for the entire year.

Property Operating Expenses. Property operating expenses were approximately $184.6 million for the year ended December 31, 2016 as compared to approximately $149.7 million for the year ended December 31, 2015.  This increase is a result of the properties acquired during 2015 being held for the entire year.

General and Administrative. General and administrative expenses for the year ended December 31, 2016 were approximately $12.8 million as compared to approximately $10.1 million for the year ended December 31, 2015.  General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.  The increase in general and administrative expense was primarily attributed to increased costs as a result of the growth of our portfolio from the prior comparable periods.  Specifically, we incurred increased personnel expenses reimbursable to the Advisor due to increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting.

Acquisition Fees and Expenses. Acquisition fees and expenses for the year ended December 31, 2016 were approximately $1.2 million of which approximately $0.2 million was capitalized as real estate under development.  We incurred approximately $25.7 million for the year ended December 31, 2015 of which approximately $4.2 million was capitalized as real estate under development. During the year ended December 31, 2016, we completed the acquisition of the Cobalt Rehabilitation Hospital of New Orleans. Acquisition fees and expenses for the year ended December 31, 2015 related to the acquisition of 39 operating properties totaling approximately $880.9 million. We expect acquisition fees and expenses to remain at low levels in future periods as we anticipate additional purchases of real estate will be limited.

Asset Management Fees. We incurred approximately $29.1 million in asset management fees payable to our Advisor during the year ended December 31, 2016 as compared to approximately $22.9 million for the year ended December 31, 2015.  For years ended December 31, 2016 and 2015, approximately $2.9 million and $4.4 million, respectively, in asset management fees were settled in accordance with the terms of the Amended Expense Support Agreements and the Original Expense Support Agreements, respectively, and approximately $0.8 million and $0.6 million, respectively, were capitalized as real estate under development.  As described in Item 8. “Financial Statements and Supplementary Data” – Note 11. “Related Party Arrangements,” asset management fees were reduced because the shares of Restricted Stock, which will be accepted by the Advisor as payment for asset management services rendered, were valued at zero— the lowest possible value estimated at vesting.   Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

Property Management Fees. We incurred approximately $21.2 million in property management fees for the year ended December 31, 2016 and approximately $18.4 million for the year ended December 31, 2015.   For the years ended December 31, 2016 and 2015, approximately $2.7 million and $3.6 million, respectively, were capitalized as real estate under development.  Property management fees generally range from 2% to 5% of property revenues for leased properties, depending on the type of property, and are paid to third-party managers.  However, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party.  Overall property management fees primarily increased as a result of the increases in rental income from operating leases and resident fees and services properties acquired during 2015 being operational for a full period.

Contingent purchase price consideration adjustment.  For the years ended December 31, 2016 and 2015, adjustments for contingent purchase price consideration were approximately $0.3 million and $0.6 million, respectively.  The adjustments in 2016 were related to Shores of Lake Phalen, Siena Pavilion VI and Superior Residences of Panama City. Refer to Item 8. “Financial Statements and Supplementary Data” — Note 9. “Contingent Purchase Price Consideration” for additional information. The adjustments in 2015 were related to the expiration of the Chestnut Commons Earn-out agreement and our Capital Health Yield Guaranty.

Impairment Provision. As described in “Liquidity and Capital Resources – Tenant Workouts,” during the year ended December 31, 2015, we recorded an impairment provision of $4.7 million to write-off the lease intangibles related to two of our specialty hospitals, as it was determined that the carrying value of these assets would not be recoverable.  There were no impairments during the year ended December 31, 2016.

Loss on Lease Termination. During the year ended December 31, 2016, we recorded a loss on lease termination of approximately $0.8 million related to the bankruptcy reorganization of an anchor tenant at two of our medical office buildings as it was determined that certain deferred rents and other lease related assets would not be recoverable; refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tenant Workouts” for additional information. During the year ended December 31, 2015, we recorded a loss on lease termination of $0.9 million related to two of our specialty hospitals, as it was determined that the carrying value of certain deferred rent and lease incentives would not be recoverable.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2016 were approximately $123.0 million and approximately $105.9 million for the year ended December 31, 2015. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The increase in depreciation and amortization expense across periods resulted from the acquisition of properties during 2015 that were owned for the entire period and the result of development properties that became operational in 2016.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the year ended December 31, 2016 was approximately $61.1 million of which $2.8 million was capitalized as development costs relating to our real estate under development. Interest expense and loan cost amortization for the year ended December 31, 2015 was approximately $45.3 million of which approximately $2.3 million was capitalized as development costs relating to our real estate under development.  Approximately $14.6 million of the increase for the year ended December 31, 2016 was primarily the result of an increase in our average debt outstanding to approximately $1.5 billion as compared to approximately $1.3 billion for the year ended December 31, 2015.   In addition, during the year ended December 31, 2016, we incurred approximately $0.2 million in additional loan costs amortization related to debt obtained during the year ended December 31, 2016. Additionally, during the year ended December 31, 2016, we recorded a write-off of approximately $0.4 million in loan costs and paid an exit fee of approximately $1.1 million in connection with an early extinguishment of debt.  During the year ended December 31, 2015, we recorded a write-off of approximately $0.7 million in loan costs and paid approximately $0.3 million on the derecognition of cash flow hedges in connection with the early extinguishment of debt.

Equity in Earnings (Loss) of Unconsolidated Entities. Our unconsolidated entities generated earnings of approximately $0.3 million for the year ended December 31, 2016, as compared to losses of approximately ($0.6) million for the year ended December 31, 2015 relating to our investment in the Windsor Manor joint venture.  Equity in earnings (loss) of unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences.  The improved financial results across periods is partially attributable to the decision to transition the property manager in April 2016 at the five properties owned through the Windsor Manor joint venture.

Income Tax Expense.  For each of the years ended December 31, 2016 and 2015, we recognized state income tax expense related to our properties of approximately $0.4 million.

Net Loss Attributable to Noncontrolling Interests.  During the years ended December 31, 2016 and 2015, net loss attributable to our co-venture partners was approximately $0.1 million and $0.04 million, respectively. In accordance with the provisions of each joint venture agreement, we allocate loss from operations to our co-venture partners based on their percentage ownership in each joint venture. These losses are primarily related to our Watercrest at Katy joint venture, which completed the final phase of construction in July 2016.

Fiscal year ended December 31, 2015 as compared to the fiscal year ended December 31, 2014

As of December 31, 2015, we owned 132 consolidated real estate investment properties and our portfolio consisted of 5,253 units operated under management agreements with third-party operators and approximately 5.5 million leasable square feet that was 95.7% leased to third-party tenants.

	Investment count as of
	December 31,
Consolidated operating investment types:	2015	2014
Seniors housing leased	15	10
Seniors housing managed	48	36
Medical office leased	54	32
Post-acute care leased	10	9
Acute care leased	5	4
	132	91

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

Tenant Reimbursement Income. Tenant reimbursement income was approximately $16.0 million for the year ended December 31, 2015 as compared to $7.5 million for the year ended December 31, 2014.  This amount is comprised of CAM revenue and the increase resulted from our acquisition of 22 MOBs, one post-acute care hospital and one acute care hospital acquired during the year ended December 31, 2015 as well as the 15 MOBs, three post-acute care hospitals and three acute care hospitals acquired during the year ended December 31, 2014 being owned for the entire period.

Interest Income on Note Receivable from Related Party. Interest income on note receivable from related party was approximately $0.5 million for the year ended December 31, 2014.  This amount is comprised of interest income on the acquisition, development and construction loan (“ADC loan”) made to C4 Development, LLC for the HCA Rutland development in June 2013, which was fully repaid in August 2014.  We recorded no interest income on note receivable from related party for the year ended December 31, 2015.

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

Asset Management Fees. We incurred approximately $22.9 million in asset management fees payable to our Advisor during the year ended December 31, 2015 as compared to approximately $13.6 million for the year ended December 31, 2014.  For years ended December 31, 2015 and 2014, approximately $4.4 million and $4.9 million, respectively, in asset management fees were settled in accordance with the terms of the Original Expense Support Agreements and approximately $0.6 million and $0.3 million, respectively, were capitalized as real estate under development.  Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

Property Management Fees. We incurred approximately $18.4 million in property management fees for the year ended December 31, 2015 and approximately $10.8 million for the year ended December 31, 2014.   For the years ended December 31, 2015 and 2014, approximately $3.6 million and $1.9 million, respectively, were capitalized as real estate under development.  Property management fees generally range from 2% to 5% of property revenues for leased properties depending on the type of property and are generally paid to third-party managers.  In addition, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party.  Overall property management fees increased as a result of the increases in rental income from operating leases and resident fees and services from acquisitions for the year ended December 31, 2015 as well as the properties acquired during 2014 being owned for the entire year ended December 31, 2015.

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

Contingent purchase price consideration adjustment.  For the years ended December 31, 2015 and 2014, the adjustments for contingent purchase price consideration were both approximately $0.6 million.  The adjustment in 2015 relates primarily to two separate acquisitions.  Based on lower than expected occupancy and revised projections of future net operating income, our fair value estimate for our Capital Health yield guaranty receivable was increased by approximately $0.3 million and we recorded a reduction to our operating loss in the accompanying consolidated statements of operations for year ended December 31, 2015.  In addition, as a result of the expiration of the Chestnut Commons Earn-Out agreement, we recorded a fair value adjustment of approximately $0.3 million during 2015.  Based on lower than expected occupancy and revised projections of future net operating income, our fair value estimate for our Capital Health Yield Guaranty receivable was increased by approximately $2.2 million and we recorded a reduction to our operating loss in the accompanying consolidated statements of operations for year ended December 31, 2014. Additionally, based on exceeding certain NOI targets on one of the South Bay II communities, we have recognized $1.8 million of expense during the year ended December 31, 2014.

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

Equity in Earnings (Loss) of Unconsolidated Entities. Our unconsolidated entities generated losses of approximately $0.6 million for the year ended December 31, 2015 relating to our investment in the Windsor Manor joint venture, as compared to earnings of approximately $1.4 million for the year ended December 31, 2014 relating to our investments in the Windsor Manor and Montecito joint ventures.  Equity in loss from unconsolidated entities is determined using the HLBV method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences.

Gain from Purchase of Controlling Interest of Investment in Unconsolidated Entity. During the year ended December 31, 2014, we recognized a gain of approximately $2.8 million related to the purchase of our co-venture partner’s 10% interest in the Montecito joint venture which resulted in us controlling the property.  There was no purchase of any controlling interest of unconsolidated entities during the year ended December 31, 2015.

Income Tax Expense.  For each of the years ended December 31, 2015 and 2014, we recognized state income tax expense related to our properties of approximately $0.4 million.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as rental income from operating leases, resident fees and services, tenant reimbursement income and interest income less the property operating expenses and property management fees.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows provided by operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows provided by operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  As such, Non-same-store NOI represents aggregated NOI from acquisitions made after the first day of the period presented (i.e. January 1, 2015 or January 1, 2014), which are excluded from Same-store NOI, as we did not own those properties during the entirety of all periods presented.  In understanding our operating results in the accompanying consolidated financial statements, it is important to understand how the growth in our assets has impacted our results.

The chart below illustrates our net losses and NOI for the years ended December 31, 2016 and 2015 (in thousands) and the amount invested in properties as of December 31, 2016 and 2015 (in millions):

	Years Ended December 31,		Change
	2016	2015	$	%
Net loss	$(31,784)	$(68,093)
Adjusted to exclude:
General and administrative expenses	12,847	10,088
Acquisition fees and expenses	974	21,526
Asset management fees	25,443	17,892
Contingent purchase price consideration adjustment	(290)	(589)
Impairment provision	―	4,661
Loss on lease terminations	785	863
Depreciation and amortization	122,985	105,945
Other expenses, net of other income	42,580	43,407
Income tax expense	351	378
NOI	173,891	136,078	$37,813	27.8%
Less: Non-same-store NOI	(54,010)	(20,009)
Same-store NOI	$119,881	$116,069	$3,812	3.3%
Invested in operating properties, end of period (in millions)	$2,883	$2,746

Overall, our NOI for the year ended December 31, 2016 increased by approximately $37.8 million, of which $34.0 million was related to 40 operating properties acquired after January 1, 2015, five developments completed after January 1, 2015 and the Dogwood Forest of Acworth property, which was sold in November 2016.  Our same-store NOI for the year ended December 31, 2016 increased by approximately $3.8 million, or 3.3%, as compared to the same period in the prior year.  The increase in same-store NOI is primarily attributable to year-over-year revenue and occupancy growth within our seniors housing properties — specifically, our Pacific Northwest Communities and Capital Health Communities.  However, the overall increase in same-store NOI at the aforementioned properties was partially offset by our decision to convert certain skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities.  While this decision adversely impacted same-store NOI for the year ended December 31, 2016, we anticipate that the converted units, which were completed in the third quarter of 2016, will contribute to same-store NOI growth in future periods and could increase the value of the properties.

The chart below illustrates our net losses and NOI for the years ended December 31, 2015 and 2014 (in thousands), and the amount invested in properties as of December 31, 2015 and 2014 (in millions):

	Years Ended December 31,		Change
	2015	2014	$	%
Net loss	$(68,093)	$(52,511)
Adjusted to exclude:
General and administrative expenses	10,088	6,877
Acquisition fees and expenses	21,526	23,931
Asset management fees	17,892	8,481
Contingent purchase price consideration adjustment	(589)	(630)
Impairment provision	4,661	―
Loss on lease terminations	863	―
Depreciation and amortization	105,945	63,112
Other expenses, net of other income	43,407	28,972
Income tax expense	378	361
NOI	136,078	78,593	$57,485	73.1%
Less: Non-same-store NOI	(75,852)	(23,300)
Same-store NOI	$60,226	$55,293	$4,933	8.9%
Invested in operating properties,
end of period (in millions)	$2,746	$1,865

Overall, our NOI for the year ended December 31, 2015 increased by approximately $57.5 million, of which $52.6 million was related to 74 operating properties acquired between January 1, 2014 and December 31, 2015 as well as three developments completed between January 1, 2014 and December 31, 2015.  Our same-store NOI for the year ended December 31, 2015 increased by approximately $4.9 million, or 8.9%, as compared to the same period in the prior year.  The increase in same-store NOI was primarily attributable to year-over-year revenue and occupancy growth within our seniors housing properties – specifically, our Pacific Northwest Communities and HarborChase of Villages Crossing, which represents a development completed in 2013 that reached stabilization during 2015.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the NAREIT promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  The use of FFO is recommended by the REIT industry as a supplemental performance measure.  FFO is not equivalent to net income or loss as determined under GAAP.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses for business combinations from a capitalization/depreciation model) to an expensed-as-incurred model that were put into effect in 2009, and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP and accounted for as operating expenses.  Our management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases.  Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA has standardized a measure known as MFFO which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We believe that because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO, or the Practice Guideline, issued by the IPA in November 2010. The Practice

Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted from a GAAP accrual basis in order to reflect such payments on a cash basis of amounts expected to be received for such lease and rental payments); contingent purchase price consideration adjustments; accretion of discounts and amortization of premiums on debt investments;  mark-to-market adjustments included in net income or loss; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.  The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income or loss in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful.  Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income or loss, or income or loss from continuing operations as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders.  FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed.  FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Net loss attributable to common stockholders	$(31,667)	$(68,055)	$(52,511)
Adjustments:
Depreciation and amortization	122,985	105,945	63,112
Impairment provision	―	4,661	―
FFO adjustments from unconsolidated entities (1)	657	1,508	2,994
Gain on sale of real estate	(15,415)	―	―
Gain on purchase of controlling interest of investment in unconsolidated entity	―	―	(2,798)
Total funds from operations	76,560	44,059	10,797
Acquisition fees and expenses (2)	974	21,526	23,931
Straight-line rent adjustments (3)	(6,251)	(4,309)	(2,472)
Amortization of above and below market intangibles (4)	753	915	345
Unrealized loss from mark-to-market adjustments on swaps (5)	(18)	33	―
Loss on extinguishment of debt (6)	1,495	986	―
Loss on lease terminations (7)	785	863	―
Contingent purchase price consideration adjustment (8)	(290)	(589)	(630)
MFFO adjustments from unconsolidated entities (1)	―	―	46
Modified funds from operations	$74,008	$63,484	$32,017
Weighted average number of shares of common
stock outstanding (basic and diluted) (9)	175,121	153,804	85,710
Net loss per share (basic and diluted)	$(0.18)	$(0.44)	$(0.61)
FFO per share (basic and diluted)	$0.44	$0.29	$0.13
MFFO per share (basic and diluted)	$0.42	$0.41	$0.37

________________

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.

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

(3)

Under GAAP, rental receipts are allocated to periods using various methodologies.  This may result in income recognition that is significantly different than underlying contract terms.  By adjusting for these items (from a GAAP accrual basis in order to reflect such payments on a cash basis of amounts expected to be received for such lease and rental payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

(9)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of December 31, 2016:

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$102,556	$640,663	$177,987	$124,180	$1,045,386
Credit Facilities (principal and interest)	210,872	199,175	281,762	―	691,809
Development contracts on development properties (1)	59,480	―	―	―	59,480
Ground and air rights leases (2)	1,984	4,055	4,153	111,467	121,659
	$374,892	$843,893	$463,902	$235,647	$1,918,334

_________________

FOOTNOTES:

(1)

These amounts represent our expected timing of such development costs, which include both accrued development costs as of December 31, 2016 of approximately $12.4 million as well as the remaining budgeted development costs not yet incurred, including start-up costs.  The amounts include approximately $48.8 million of contractual obligations with third-party developers and approximately $10.7 million of additional expected development costs that have been included in the respective development budgets.

(2)	Ground and air rights leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2045 to 2082.

Off-Balance Sheet Arrangements

In June 2014, our Windsor Manor joint venture refinanced approximately $18.0 million of its then-current outstanding debt related to five seniors housing communities in Iowa of which approximately $11.6 million related to a bridge loan maturing on June 30, 2014 and the approximate $6.4 million remaining related to the extinguishment of our Windsor Manor joint venture’s other mortgage loans prior to the scheduled expirations.  In connection therewith, the joint venture paid an exit fee of approximately $0.5 million upon extinguishment of the mortgage loans.  The new loan included an initial five year term with monthly principal and interest payments based upon a 25-year amortization and a variable interest rate equal to London Interbank Offer Rate (“LIBOR”) plus 3.5%.  In addition, in connection with the refinancing, our Windsor Manor joint venture received aggregate proceeds of $22.0 million, of which approximately $0.4 million were used to pay loan costs associated with the refinancing and the remaining $3.6 million were available for capital distribution to the members.  Our Windsor Manor joint venture declared capital distributions of $2.2 million and $1.4 million, respectively, to us and our joint venture partner as a return of capital.  These capital distributions were paid to the respective members in the third quarter of 2014.

During 2015 and through the second quarter of 2016, the Windsor Manor joint venture did not meet its quarterly debt service coverage requirement per the loan agreement as the debt service coverage ratio fell below the 1.35 minimum requirement and the Windsor Manor joint venture obtained waivers from the lender for each reporting period during such period.

As of December 31, 2016, approximately $20.8 million remained outstanding under the loan agreement, which is schedule to mature in June 2019.

In August 2014, we acquired our joint venture partner’s 10% interest in the Montecito joint venture; refer to Item 8. “Financial Statements and Supplemental Data” – Note 3. “Acquisitions – Purchase of Controlling Interest in Montecito Joint Venture” for additional information.

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

We are required to identify entities for which control is achieved through means other than voting rights and to determine the primary beneficiary of our VIEs.  We qualitatively assess whether we are the primary beneficiary of a VIE and consider various factors including, but not limited to, the design of the entity, its organizational structure including decision-making ability and financial agreements, our ability and the rights of others to participate in policy making decisions, as well as our ability to replace the VIE manager and/or liquidate the entity.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the analysis of real estate impairments, the analysis of residual value and economic lives for leased properties, the valuation of contingent assets and liabilities, and the valuation of restricted stock shares issued to the Advisor or Property Manager.  Accordingly, actual results could differ from those estimates.

Impairment of Real Estate Assets. Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset group, and from its eventual disposition, to the carrying amount of the asset group.  Generally, an asset group is considered impaired if management’s estimate of current and projected cash flows (undiscounted and unleveraged) of the asset group over its estimated holding period is less than the net carrying value of the asset group. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the asset group is adjusted to an amount to reflect the estimated fair value of the asset group.

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

Shares Based Payments to Non-Employees. In connection with the Amended Expense Support Agreements, we may issue Restricted Stock to the Advisor or the Property Manager on an annual basis in exchange for providing expense support in the event that cash distributions declared exceed modified funds from operations as defined by the Amended Expense Support Agreements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We may be exposed to interest rate changes primarily as a result of the long-term debt we used to acquire properties and other permitted investments.  Our management objectives related to interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives, we borrow at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert from variable rates to fixed rates.  With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The following is a schedule as of December 31, 2016, of our fixed and variable rate debt maturities for each of the next five years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value (1)
Fixed rate debt	9,984	204,191	5,152	73,653	2,650	86,630	382,260	383,000
Weighted average interest rate on fixed rate debt	4.25%	4.30%	4.14%	3.96%	4.24%	4.25%	4.22%
Variable rate debt	253,772	84,747	473,480	327,043	36,839	30,658	1,206,539	1,205,000
Average interest rate on variable rate debt	LIBOR+2.38%	LIBOR+2.33%	LIBOR+2.32%	LIBOR+2.34%	LIBOR+2.37%	LIBOR+2.52%	LIBOR+2.35%

____________

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2016. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2017 compared to LIBOR rates as of December 31, 2016 would result in fluctuation of interest expense on our variable rate debt of approximately $12.1 million for the year ending December 31, 2017.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of December 31, 2016, the Company’s debt is comprised of approximately 24.0% in fixed rate debt, approximately 58.6% in variable rate debt with current interest rate protection and approximately 17.4% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of CNL Healthcare Properties, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Healthcare Properties, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 16, 2017

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2016	2015
Real estate assets:
Real estate investment properties, net (including VIEs $112,929 and $103,691, respectively)	$2,466,993	$2,451,538
Real estate under development, including land (including VIEs $80,473 and $58,994 respectively)	97,164	62,521
Total real estate assets, net	2,564,157	2,514,059
Intangibles, net (including VIEs $2,891 and $4,015 respectively)	131,502	172,452
Cash (including VIEs $916 and $3,904 respectively)	58,517	68,922
Deferred rent and lease incentives (including VIEs $3,061 and $3,096 respectively)	36,325	23,477
Other assets (including VIEs $1,130 and $1,000 respectively)	24,470	23,334
Real estate held for sale, net	―	18,638
Restricted cash (including VIEs $20 and $974 respectively)	12,721	10,287
Total assets	$2,827,692	$2,831,169
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $104,890 and $85,093 respectively)	$936,723	$831,825
Credit facilities	641,989	656,284
Accounts payable and accrued liabilities (including VIEs $16,830 and $11,412 respectively)	51,752	40,217
Other liabilities (including VIEs $976 and $1,387 respectively)	38,946	41,938
Due to related parties (including VIEs $107 and $136 respectively)	3,465	1,803
Total liabilities	1,672,875	1,572,067
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	472	551
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 180,188 and 175,824 shares issued, and 175,070 and 174,430 shares outstanding, respectively	1,751	1,744
Capital in excess of par value	1,528,435	1,528,781
Accumulated loss	(182,813)	(151,146)
Accumulated distributions	(186,551)	(112,543)
Accumulated other comprehensive loss	(7,863)	(9,747)
Total stockholders' equity	1,152,959	1,257,089
Noncontrolling interest	1,386	1,462
Total equity	1,154,817	1,259,102
Total liabilities and equity	$2,827,692	$2,831,169

The abbreviation VIEs above means variable interest entities.

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Rental income from operating leases	$124,868	$101,125	$49,305
Resident fees and services	232,363	183,407	123,777
Tenant reimbursement income	19,824	15,993	7,504
Interest income on note receivable from related party	—	—	498
Total revenues	377,055	300,525	181,084
Operating expenses:
Property operating expenses	184,632	149,688	93,549
General and administrative	12,847	10,088	6,877
Acquisition fees and expenses	974	21,526	23,931
Asset management fees	25,443	17,892	8,481
Property management fees	18,532	14,759	8,942
Contingent purchase price consideration adjustment	(290)	(589)	(630)
Impairment provision	—	4,661	—
Loss on lease terminations	785	863	—
Depreciation and amortization	122,985	105,945	63,112
Total operating expenses	365,908	324,833	204,262
Operating income (loss)	11,147	(24,308)	(23,178)
Other income (expense):
Interest and other income	64	158	104
Interest expense and loan cost amortization	(58,317)	(42,969)	(30,487)
Equity in earnings (loss) of unconsolidated entities	258	(596)	(1,387)
Gain on purchase of controlling interest of investment in unconsolidated entity	—	—	2,798
Total other expense	(57,995)	(43,407)	(28,972)
Income tax expense	(351)	(378)	(361)
Loss before gain on sale of real estate	(47,199)	(68,093)	(52,511)
Gain on sale of real estate	15,415	—	—
Net loss	(31,784)	(68,093)	(52,511)
Less: Net loss attributable to noncontrolling interest	(117)	(38)	—
Net loss attributable to common stockholders	$(31,667)	$(68,055)	$(52,511)
Net loss per share of common stock (basic and diluted)	$(0.18)	$(0.44)	$(0.61)
Weighted average number of shares of common stock outstanding (basic and diluted)	175,121	153,804	85,710
Distributions declared per share of common stock	$0.4232	$0.4232	$0.4071

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(31,784)	$(68,093)	$(52,511)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	1,903	(5,143)	(3,915)
Reclassification of cash flow hedges upon derecognition	—	236	—
Reclassification of cash flow hedges due to ineffectiveness	(18)	33	—
Unrealized gain (loss) on derivative financial instruments of equity method investments	(1)	(9)	10
Total other comprehensive income (loss)	1,884	(4,883)	(3,905)
Comprehensive loss	$(29,900)	$(72,976)	$(56,416)
Less: Comprehensive loss attributable to noncontrolling interest	(117)	(38)	—
Comprehensive loss attributable to common stockholders	$(29,783)	$(72,938)	$(56,416)

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Loss	Equity	Interest	Equity
Balance at December 31, 2013	$—	58,218	$582	$500,361	$(30,580)	$(17,423)	$(959)	$451,981	$—	$451,981
Subscriptions received for common stock through public offering and reinvestment plan	—	56,006	560	571,764	—	—	—	572,324	—	572,324
Stock distributions	—	2,356	24	(24)	—	—	—	—	—	—
Redemptions of common stock	—	(324)	(3)	(2,993)	—	—	—	(2,996)	—	(2,996)
Stock issuance and offering costs	—	—	—	(59,782)	—	—	—	(59,782)	—	(59,782)
Net loss	—	—	—	—	(52,511)	—	—	(52,511)	—	(52,511)
Other comprehensive loss	—	—	—	—	—	—	(3,905)	(3,905)	—	(3,905)
Distribution to holder of promoted interest	—	—	—	(2,000)	—	—	—	(2,000)	—	(2,000)
Cash distributions declared and paid or reinvested	—	—	—	—	—	(31,919)	—	(31,919)	—	(31,919)
Contribution from noncontrolling interests	568	—	—	—	—	—	—	—	400	968
Balance at December 31, 2014	$568	116,256	$1,163	$1,007,326	$(83,091)	$(49,342)	$(4,864)	$871,192	$400	$872,160
Subscriptions received for common stock through public offering and reinvestment plan	—	55,956	561	588,143	—	—	—	588,704	—	588,704
Stock distributions	—	3,196	32	(32)	—	—	—	—	—	—
Redemptions of common stock	—	(978)	(12)	(9,297)	—	—	—	(9,309)	—	(9,309)
Stock issuance and offering costs	—	—	—	(57,359)	—	—	—	(57,359)	—	(57,359)
Net loss	(17)	—	—	—	(68,055)	—	—	(68,055)	(21)	(68,093)
Other comprehensive loss	—	—	—	—	—	—	(4,883)	(4,883)	—	(4,883)
Distribution to holder of noncontrolling interest	—	—	—	—	—	—	—	—	(23)	(23)
Cash distributions declared and paid or reinvested	—	—	—	—	—	(63,201)	—	(63,201)	—	(63,201)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	1,106	1,106
Balance at December 31, 2015	$551	174,430	$1,744	$1,528,781	$(151,146)	$(112,543)	$(9,747)	$1,257,089	$1,462	$1,259,102

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Loss	Equity	Interest	Equity
Balance at December 31, 2015	$551	174,430	$1,744	$1,528,781	$(151,146)	$(112,543)	$(9,747)	$1,257,089	$1,462	$1,259,102
Subscriptions received for common stock through reinvestment plan	—	4,365	44	42,510	—	—	—	42,554	—	42,554
Redemptions of common stock	—	(3,725)	(37)	(36,206)	—	—	—	(36,243)	—	(36,243)
Net loss	(79)	—	—	—	(31,667)	—	—	(31,667)	(38)	(31,784)
Other comprehensive income	—	—	—	—	—	—	1,884	1,884	—	1,884
Distribution to holder of noncontrolling interest	—	—	—	—	—	—	—	—	(38)	(38)
Distributions to holders of promoted interest	—	—	—	(6,650)	—	—	—	(6,650)	—	(6,650)
Cash distributions declared and paid or reinvested	—	—	—	—	—	(74,008)	—	(74,008)	—	(74,008)
Balance at December 31, 2016	$472	175,070	$1,751	$1,528,435	$(182,813)	$(186,551)	$(7,863)	$1,152,959	$1,386	$1,154,817

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(31,784)	$(68,093)	$(52,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122,985	105,945	63,112
Amortization of loan costs	4,082	3,762	2,921
Accretion of note origination costs	―	―	60
Amortization of above and below market intangibles	753	915	345
Straight-line rent adjustments	(6,251)	(4,309)	(2,472)
Unrealized (gain) loss from mark-to-market adjustments on swaps	(18)	33	―
Loss on extinguishment of debt	368	986	―
Contingent purchase price consideration adjustment	(290)	(589)	(630)
Equity in earnings of unconsolidated entities, net of distributions	460	1,486	2,931
Impairment provision	―	4,661	―
Loss on lease termination	785	863	―
Gain on sale of real estate	(15,415)	―	―
Gain on purchase of controlling interest in unconsolidated entity	―	―	(2,798)
Bad debt expense	346	1,170	―
Changes in operating assets and liabilities:
Other assets	(2,024)	1,406	(1,791)
Deferred rent and lease incentives	(5,386)	(13,156)	(1,016)
Due from related parties	―	―	(155)
Accounts payable and accrued liabilities	(1,272)	6,423	7,235
Other liabilities	4,350	1,586	5,038
Due to related parties	1,715	428	(997)
Net cash flows provided by operating activities	73,404	43,517	19,272
Investing activities:
Acquisition of properties	(28,088)	(866,340)	(869,458)
Development of properties	(95,142)	(73,552)	(47,150)
Proceeds from sale of real estate	33,629	―	―
Issuance of note receivable to related party	―	―	(2,065)
Collection of note receivable from related party	―	―	5,591
Distribution from unconsolidated entities	―	―	2,206
Purchase of controlling interest in unconsolidated entity	―	―	(1,584)
Investment in unconsolidated entities	―	―	(220)
Receipt of contingent purchase price consideration	367	―	―
Changes in restricted cash	(2,435)	466	(7,914)
Capital expenditures	(7,362)	(8,029)	(4,021)
Payment of leasing costs	(2,846)	(2,806)	(543)
Deposits on real estate	―	(500)	(500)
Net cash used in investing activities	$(101,877)	$(950,761)	$(925,658)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Financing activities:
Subscriptions received for common stock through public offering	$—	$551,876	$554,608
Payment of stock issuance and offering costs	(32)	(58,983)	(58,880)
Distributions to stockholders, net of distribution reinvestments	(31,454)	(26,373)	(14,203)
Redemptions of common stock	(28,585)	(7,441)	(2,246)
Contribution from redeemable noncontrolling interest	―	―	568
Contribution from noncontrolling interest	―	71	400
Distributions to holder of noncontrolling interest	(38)	(23)	―
Distribution to holder of promoted interest	(4,650)	―	(2,000)
Draws under revolving credit facilities	105,113	775,000	367,223
Repayments on revolving credit facilities	(120,250)	(321,403)	(259,320)
Proceeds from mortgage and other notes payable	157,620	95,570	402,438
Principal payments on mortgage and other notes payable	(54,272)	(115,818)	(27,012)
Lender deposits	―	―	(150)
Contingent purchase price consideration payment	(2,992)	―	―
Purchase of interest rate cap	(587)	(2,251)	―
Payment of loan costs	(1,805)	(5,414)	(7,894)
Net cash flows provided by financing activities	18,068	884,811	953,532
Net increase (decrease) in cash	(10,405)	(22,433)	47,146
Cash at beginning of period	68,922	91,355	44,209
Cash at end of period	$58,517	$68,922	$91,355
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of approximately $2.5 million, $2.0 million and $0.9 million, respectively	$50,762	$37,621	$26,724
Cash paid for income taxes	$1,140	$702	$545
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Stock issuance and offering costs	$—	$32	$1,656
Loan costs	$26	$136	$310
Accrued development costs	$12,497	$11,251	$7,951
Redemptions payable	$10,397	$2,739	$872
Noncontrolling interests non-cash contributions	$—	$1,035	$—
Contingent purchase price consideration	$4,644	$7,500	$268
Loan cost amortization capitalized on development properties	$320	$382	$73
Distribution to holder of promoted interest	$2,000	$—	$—
Assumption of liabilities on acquired property	$—	$6,905	$1,000
Assumption of mortgage note payable on acquired property	$—	$7,128	$27,657

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

1.	Organization

CNL Healthcare Properties, Inc. was incorporated on June 8, 2010 and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2012.  The Company is externally advised by CNL Healthcare Corp. and its property manager is CNL Healthcare Manager Corp., each of which is a wholly owned subsidiary of CNL Financial Group, LLC, the Company’s Sponsor.  The Sponsor is an affiliate of CNL Financial Group, Inc. and CNL Securities Corp., the managing dealer of the Company’s Offerings and a wholly owned subsidiary of CNL. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the Operating Partnership and the Advisor.  Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by affiliates of the Advisor and the Property Manager.  In addition, third-party sub-property managers have been engaged to provide certain property management services.

The Company contributed the net proceeds from its Offerings to the Operating Partnership in exchange for partnership interests.  The Company conducts substantially all of its operations either directly or indirectly through: (1) an operating partnership, CHP Partners, LP, in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly-owned TRS, CHP TRS Holding, Inc.; (3) property owner and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

With the completion of the Offerings and substantial completion of its acquisition phase, the Company’s focus is on actively managing a diversified portfolio of healthcare real estate and real estate-related assets within the seniors housing, medical office, post-acute care and acute care asset classes.  The types of seniors housing that the Company has acquired include independent and assisted living facilities, continuing care retirement communities, and Alzheimer’s / memory care facilities.  The types of medical offices that the Company has acquired include MOBs, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services.  The types of post-acute care facilities that the Company has acquired include skilled nursing facilities and inpatient rehabilitative hospitals.  The types of acute care facilities that the Company has acquired include specialty surgical hospitals.  The Company views, manages and evaluates its portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

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

In accordance with the guidance for the consolidation of a variable interest entity (“VIE”), the Company is required to identify entities for which control is achieved through means other than voting rights and to determine the primary beneficiary of its VIEs.  The Company qualitatively assesses whether it is the primary beneficiary of a VIE and considers various factors including, but not limited to, the design of the entity, its organizational structure including decision-making ability and financial agreements, its ability and the rights of others to participate in policy making decisions, as well as its ability to replace the VIE manager and/or liquidate the entity.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

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

Amortization of intangible assets is computed using the straight-line method of accounting over the shorter of the respective lease term or estimated useful life. If a lease is terminated or modified prior to its scheduled expiration, the Company recognizes a loss on lease termination related to the unamortized lease-related costs not deemed to be recoverable.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)

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

Capitalized Interest — Interest and loan cost amortization attributable to funds used to finance real estate under development is capitalized as additional costs of development. The Company capitalizes interest at the weighted average interest rate of the Company’s outstanding indebtedness and based on its weighted average expenditures for the period. Capitalization of interest on a specific project ceases when the project is substantially complete and ready for occupancy.  During the years ended December 31, 2016, 2015 and 2014, the Company incurred interest expense and loan cost amortization of approximately $61.1 million, $45.3 million and $31.5 million, respectively, of which approximately $2.8 million, $2.3 million and $1.0 million, respectively, was capitalized according to this policy.

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less during the year.  As of December 31, 2016, certain of the Company’s cash deposits exceeded federally insured amounts.  However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal.  The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash — Certain amounts of cash are escrowed to fund capital expenditures, property taxes and/or insurance as required by the loan or lease terms, and certain security deposits represent restricted use funds.

Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest method.  As of December 31, 2016 and 2015, the accumulated amortization of loan costs was approximately $10.3 million and $7.8 million, respectively.

Deferred Lease-Related Costs – The Company defers lease-related costs that it incurs to obtain new or extend existing leases. The Company amortizes these costs using the straight-line method of accounting over the shorter of the respective lease term or estimated useful life.  If a lease is terminated or modified prior to its scheduled expiration, the Company recognizes a loss on lease termination related to the unamortized deferred lease-related costs not deemed to be recoverable.

Revenue Recognition — Rental income from operating leases is recorded on the straight-line basis over the terms of the leases for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term.  The Company records the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to deferred rent and lease incentives in the accompanying consolidated balance sheets.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)

Some of the Company’s leases require the tenants to pay certain additional contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties.  These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income from operating leases in the accompanying consolidated statement of operations.  Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved.

Resident fees and services consist of monthly services, which include rent, assistance and other related services.  Agreements with residents are generally for an initial term of three months and are generally cancelable by the residents with a 30-day notice.

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

Reclassifications – Certain amounts in the prior year’s consolidated balance sheet have been reclassified to conform to the current year’s presentation with no effect on the other previously reported consolidated financial statements.

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

YEAR ENDED DECEMBER 31, 2016

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

Net Loss per Share — Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding for the full periods presented.  Therefore, the weighted average number of shares outstanding for the years ended December 31, 2015 and 2014 have been revised to include stock distributions declared and issued as if they were outstanding as of the beginning of each period presented.

Shares Based Payments to Non-Employees — In connection with the Amended Expense Support Agreements described in Note 11. “Related Party Arrangements,” the Company may issue Restricted Stock to the Advisor or the Property Manager on an annual basis in exchange for providing expense support in the event that cash distributions declared exceed modified funds from operations as defined by the Amended Expense Support Agreements.

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

Pursuant to the expense support agreements, the Advisor or the Property Manager shall be the record owner of the Restricted Stock until the shares of common stock are sold or otherwise disposed of, and shall be entitled to all of the rights of a stockholder of the Company including, without limitation, the right to vote such shares (to the extent permitted by the Company’s articles of incorporation) and receive all dividends and other distributions paid with respect to such shares.  All dividends or other distributions actually paid to the Advisor or the Property Manager in connection with the Restricted Stock shall vest immediately and will not be subject to forfeiture.  The Company recognizes expense related to the dividends on the Restricted Stock shares as declared.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)

Redeemable Noncontrolling Interest – The Company classifies redeemable equity securities in accordance with Accounting Standard Update (“ASU”) No. 2009-04, “Liabilities (Topic 480): Accounting for Redeemable Equity Instruments,” which requires that equity securities redeemable at the option of the holder be classified outside of permanent stockholders’ equity.  The Company classifies redeemable equity securities as redeemable noncontrolling interest within the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity and redeemable noncontrolling interest.  The Company evaluates the probability that these equity securities will become redeemable at each reporting period and, if determined probable, the Company measures the redemption value and records an adjustment to the carrying value of the equity securities as a component of redeemable noncontrolling interest.

Promoted Interest – The Company accounts for promoted interests with third-party developers in a manner similar to redeemable noncontrolling interests discussed above.  The Company records the initial carrying value of the promoted interest at its issuance date fair value.  Subsequently, as the completed developments stabilize and it becomes probable that the promoted interest thresholds will be met, the Company records a liability equal to the estimated redemption value at the end of each reporting period based on the conditions that exist as of the balance sheet date.   In connection with the measurement of this liability, the Company records, as a reduction to capital in excess of par value, an amount equal to the difference between the promoted interests’ carrying value and the consideration paid or payable.

Acquisition Fees and Expenses — Acquisition fees, including investment services fees and expenses associated with transactions deemed to be business combinations (including investment transactions that are no longer under consideration), are expensed as incurred.  Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized.  The following table summarizes the Company’s acquisition fees and expenses for the years ended December 31, 2016, 2015 and 2014 (in millions):

	December 31,
	2016	2015	2014
Capitalized as real estate under development	$0.2	$4.2	$3.4
Acquisition costs expensed	1.0	21.5	23.9
Total acquisition costs incurred	$1.2	$25.7	$27.3

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

YEAR ENDED DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)

Investment in Unconsolidated Entity — The Company accounts for its investment in an unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not maintain a controlling financial interest over these entities. The investment is recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entity.  Based on the joint venture’s structure and any preference the Company receives on distributions and liquidation, the Company records its equity in earnings (loss) of the unconsolidated entity under the HLBV method of accounting.  Under this method, the Company recognizes income or loss in each period as if the net book value of the assets in the venture were hypothetically liquidated at the end of each reporting period pursuant to the provisions of the joint venture agreement.  In any given period, the Company could be recording more or less equity in earnings (loss) than actual cash distributions received or an investment balance that is more or less than what the Company may receive in the event of an actual liquidation.  The Company determines whether distributions are classified as returns on investment or returns of investment based on the nature of the distribution. The Company’s investment in the unconsolidated entity was accounted for as an asset acquisition in which acquisition fees and expenses were capitalized as part of the basis in the investment in unconsolidated entity.  These capitalized acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

Adopted Accounting Pronouncements — In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the VIE and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted.  The amendments may be applied using either a modified retrospective or full retrospective approach.  The Company retrospectively adopted ASU 2015-02 on January 1, 2016; the adoption of which modified the Company’s identification and conclusions for certain entities from variable interest entities to voting interest entities and resulted in the removal of the required disclosures related to those entities, but did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows as the Company’s consolidation determinations for all of its VIEs remained unchanged.

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

The Company adopted ASU 2015-03 on January 1, 2016; the adoption of which impacted the Company’s presentation of its consolidated financial position but did not have a material impact on the Company’s consolidated results of operations or cash flows.  Accordingly, the Company has retrospectively adjusted the presentation of loan costs for all periods presented.  The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s consolidated balance sheet as of December 31, 2015 (in thousands):

	As Filed December 31,		Adjusted December 31,
	2015	Adjustments	2015
Other assets	$21,302	$2,032	$23,334
Loan costs, net	$14,358	$(14,358)	$—
Mortgages and other notes payable, net	$840,435	$(8,610)	$831,825
Credit facilities	$660,000	$(3,716)	$656,284

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted. In addition, in December 2016, the FASB issued ASU 2016-20, which provides technical corrections and improvements to ASC 606 based on questions that stakeholders have raised while working through the implementation.  ASC 606 can be adopted using one of two retrospective transition methods: (i) retrospectively to each prior reporting period presented or (ii) as a cumulative-effect adjustment as of the date of adoption.   The Company continues to develop and execute on its implementation plan for ASC 606 and is in the process of finalizing its assessment of the impact that adoption will have on the Company’s consolidated financial statements; specifically, as it relates to non-lease components of revenue and the impact adoption of ASC 606 could have on the Company’s consolidated results of operations and cash flows.  As such, the Company has not yet selected a transition method for adoption on January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted.  The ASU is to be applied using a modified retrospective approach.  The Company expects to early adopt this ASU on January 1, 2018 and that adoption will impact the Company’s consolidated financial statements; specifically, as it relates to arrangements in which the Company is the lessee and the required presentation of ground and air rights leases in its consolidated financial position.  However, as it relates to arrangement in which the Company is the lessor, the Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.  The Company has determined that it will early adopt this ASU on January 1, 2017 and that adoption will not materially impact the presentation of the Company’s consolidated cash flows.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties that are under Common Control,” which requires an entity to consider its indirect interests held by related parties that are under common control on a proportionate basis when evaluating whether the entity is a primary beneficiary of a VIE. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016.  The Company will adopt this ASU on January 1, 2017 and has determined that adoption will not materially impact the presentation of the Company’s consolidated financial position, results of operations or cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation to the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.   As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents.   The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.  The Company has determined that it will early adopt this ASU on January 1, 2017 and that adoption will not materially impact the presentation of the Company’s consolidated cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business and provides a framework by which to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied prospectively for each period presented.  The Company expects to early adopt this ASU on January 1, 2017 and that adoption will not materially impact the Company’s consolidated financial position, results of operations and cash flows as its acquisition activity is expected to be limited.

3.	Acquisitions

Real Estate Investment Properties — During the year ended December 31, 2016, the Company acquired the following post-acute care facility:

		Date	Purchase Price
Name and Location	Structure	Acquired	(in thousands)
Post-Acute Care
Cobalt Rehabilitation Hospital New Orleans	Triple-net Lease	10/19/2016	$28,588
New Orleans, LA
			$28,588

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

3.	Acquisitions (continued)

During the year ended December 31, 2015, the Company acquired the following 39 properties, which were comprised of 15 senior housing communities, 22 MOBs, one post-acute care facility and one acute care hospital as follows:

		Date	Purchase Price
Name and Location	Structure	Acquired	(in thousands)
Acute care
Triangle Orthopaedic
North Carolina Specialty Hospital	Modified Lease	6/29/2015	$31,830
Durham, NC
Medical Office
Novi Orthopaedic Center	Modified Lease	2/13/2015	30,500	(1)
Novi, MI
Southeast Medical Office Properties
UT Cancer Institute Building	Modified Lease	2/20/2015	33,660
Knoxville, TN
Bend Memorial Clinic MOB	Modified Lease	5/11/2015	36,000	(1)
Bend, OR
Stoneterra Medical Plaza	Modified Lease	5/29/2015	15,050	(1)
San Antonio, TX
Triangle Orthopaedic
Triangle Orthopaedic Durham	Modified Lease	6/29/2015	21,275
Durham, NC
Triangle Orthopaedic Oxford	Modified Lease	6/29/2015	4,728
Oxford, NC
Triangle Orthopaedic Chapel Hill	Modified Lease	6/29/2015	3,258
Chapel Hill, NC
Triangle Orthopaedic Roxboro	Modified Lease	6/29/2015	2,067
Roxboro, NC
Doctor's Park
Doctor's Park Building B	Modified Lease	6/30/2015	5,000	(1)
Chula Vista, CA ("San Diego")
Doctor's Park Building C	Modified Lease	6/30/2015	10,000	(1)
Chula Vista, CA ("San Diego")
540 New Waverly Place	Modified Lease	7/20/2015	15,000	(1)
Cary, NC ("Raleigh")
MedHelp	Modified Lease	7/31/2015	15,000	(1)
Birmingham, AL

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

3.	Acquisitions (continued)

		Date	Purchase Price
Name and Location	Structure	Acquired	(in thousands)
Maryland MOBs
Patriot Professional Center	Modified Lease	7/31/2015	16,950	(1)
Frederick, MD ("Baltimore")
Liberty Professional Center	Modified Lease	7/31/2015	7,300	(1)
Frederick, MD ("Baltimore")
Columbia MOBs
Broadway Medical Plaza 1	Modified Lease	8/21/2015	10,700	(1)
Columbia, MO
Broadway Medical Plaza 2	Modified Lease	8/21/2015	13,100	(1)
Columbia, MO
Broadway Medical Plaza 4	Modified Lease	8/21/2015	14,200	(1)
Columbia, MO
Center One	Modified Lease	11/30/2015	34,362	(1)
Jacksonville, FL
Red Bank Professional Office Building	Modified Lease	12/14/2015	10,610	(1)
Cincinnati, OH
Henderson NV MOBs
Siena Pavilion IV	Modified Lease	12/18/2015	6,990
Henderson, NV ("Las Vegas")
Siena Pavilion V	Modified Lease	12/18/2015	27,859
Henderson, NV ("Las Vegas")
Siena Pavilion VI	Modified Lease	12/18/2015	19,474
Henderson, NV ("Las Vegas")
Post-Acute Care
Cobalt Rehabilitation Hospital Surprise	Triple-net Lease	12/30/2015	23,660	(1)
Surprise, AZ ("Phoenix")
Seniors Housing
Fieldstone Memory Care	Managed	3/31/2015	12,400	(1)
Yakima, WA
Primrose III Communities
Primrose Retirement Community of Anderson	Triple-net Lease	5/29/2015	21,086
Anderson, IN ("Muncie")
Primrose Retirement Community of Lancaster	Triple-net Lease	5/29/2015	25,657
Lancaster, OH ("Columbus")
Primrose Retirement Community of Wausau	Triple-net Lease	5/29/2015	20,307
Wausau, WI ("Green Bay")
Superior Residences of Panama City	Managed	7/15/2015	20,000	(1)
Panama City Beach, FL
Southeast Seniors Housing Communities
Parc at Duluth	Triple-net Lease	7/31/2015	52,800
Duluth, GA ("Atlanta")
Parc at Piedmont	Triple-net Lease	7/31/2015	50,800
Marietta, GA ("Atlanta")
The Pavilion at Great Hills	Managed	7/31/2015	35,000
Austin, TX
The Hampton at Meadows Place	Managed	7/31/2015	28,400
Meadows Place, TX ("Houston")
The Beacon at Gulf Breeze	Managed	7/31/2015	28,000
Gulf Breeze, FL ("Pensacola")

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

3.	Acquisitions (continued)

		Date	Purchase Price
Name and Location	Structure	Acquired	(in thousands)
Palmilla Senior Living	Managed	9/30/2015	47,600
Albuquerque, NM
Cedar Lake Assisted Living and Memory Care	Managed	9/30/2015	30,000
Lake Zurich, IL ("Chicago")
The Shores of Lake Phalen	Managed	11/10/2015	29,250	(1)
Maplewood, MN ("St. Paul")
Park Place Senior Living at WingHaven	Managed	12/17/2015	54,000
O'Fallon, MO ("St. Louis")
Hearthside Senior Living of Collierville	Managed	12/29/2015	17,000	(1)
Collierville, TN ("Memphis")
			$880,873

FOOTNOTE:

(1)	This represents a single property or portfolio acquisition that is not considered material to the Company and as such no pro forma financial information has been included related to this property.

The following summarizes the purchase price allocation for the above properties, and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

	December 31,
	2016	2015
Land and land improvements	$3,283	$91,419
Buildings and building improvements	20,142	702,611
Furniture, fixtures and equipment	—	11,746
Intangibles (1)	5,163	86,601
Other liabilities	—	(5,175)
Liabilities assumed	—	(6,905)
Assumed mortgage note payable (2)	—	(6,976)
Net assets acquired	28,588	873,321
Contingent purchase price consideration	—	(6,481)
Total purchase price consideration	$28,588	$866,840

FOOTNOTES:

(1)

At the acquisition date, the weighted-average amortization period on the acquired lease intangibles for the years ended December 31, 2016 and 2015 were approximately 20.0 and 7.7 years, respectively.  The acquired lease intangibles during the year ended December 31, 2016 were comprised of approximately $5.1 million and $0.1 million of in-place lease intangibles and other lease intangibles, respectively, and the acquired lease intangibles during the year ended December 31, 2015 were comprised of approximately $81.8 million and $4.8 million of in-place lease intangibles and other lease intangibles, respectively.

(2)	During the year ended December 31, 2015, the Company assumed a discount on a below-market mortgage note payable assumed of approximately $0.2 million at the acquisition date.

The revenues and net loss (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the Company’s material acquisitions were approximately $0.6 million and $0.4 million, respectively, for the year ended December 31, 2016; and approximately $18.0 million and $8.8 million, respectively, for the year ended December 31, 2015.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

3.	Acquisitions (continued)

The following table presents the unaudited pro forma results of operations for the Company as if the 2016 acquisition noted above was acquired as of January 1, 2015 and the unaudited pro forma results of operations for the Company as if each of the 2015 material acquisitions noted above were acquired as of January 1, 2014 (in thousands except per share data):

	Years ended December 31,
	(Unaudited)	(Unaudited)	(Unaudited)
	2016	2015	2014
Total revenues	$379,145	$348,684	$307,552
Net loss (1)	$(31,708)	$(70,864)	$(62,071)
Loss per share of common stock (basic and diluted)	$(0.18)	$(0.42)	$(0.42)
Weighted average number of shares of common stock outstanding (basic and diluted) (2)	175,121	170,735	148,443

FOOTNOTES:

(1)

Net loss for the years ended December 31, 2016 and 2015 was adjusted to exclude approximately $0.7 million and $11.3 million, respectively, of acquisition related expenses directly attributable to the properties acquired during the years ended December 31, 2016 and 2015.  The unaudited pro forma results for the years ended December 31, 2015 and 2014 were adjusted to include these charges as if the properties were acquired on January 1, 2015 and 2014, respectively.

(2)

As a result of the properties acquired in 2015 being treated as operational since January 1, 2014, the Company assumed approximately 31.6 million additional shares were issued as of January 1, 2014.  Consequently, the weighted average number of shares outstanding was adjusted to reflect this amount of shares being issued as of January 1, 2014, instead of actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the period presented.  The property acquired in 2016 was assumed to be funded with cash on hand as of December 31, 2014.

Real Estate Under Development — There were no acquisitions of real estate for development made by the Company during the year ended December 31, 2016.

In August 2015, the Company acquired a tract of land in Greenville, South Carolina for $2.3 million (“Waterstone on Augusta”).  In connection with the acquisition, the Company entered into a development agreement with a third-party developer for the construction and development of an assisted living and memory care community with a maximum development budget of approximately $27.0 million, including the allocated purchase price of the land.  The Company determined that Waterstone on Augusta is a VIE because it believes there is insufficient equity at risk due to the development nature of the property. The Company is the primary beneficiary while the developer or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight.  Under a promoted interest agreement with the developer, certain net operating income targets have been established which, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.

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

YEAR ENDED DECEMBER 31, 2016

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

(2)	At the acquisition date, the fair value of the mortgage note payable assumed reflects an approximate $0.6 million discount on the below-market mortgage note payable assumed.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

3.	Acquisitions (continued)

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

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Land and land improvements	$238,121	$227,019
Building and building improvements	2,356,789	2,281,342
Furniture, fixtures and equipment	67,299	58,825
Less: accumulated depreciation	(195,216)	(115,648)
Real estate investment properties, net	2,466,993	2,451,538
Real estate under development, including land	97,164	62,521
Total real estate assets, net	$2,564,157	$2,514,059

Depreciation expense on the Company’s real estate investment properties, net was approximately $80.0 million, $63.6 million and $39.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  These amounts include depreciation through the determination date on real estate held for sale (discussed below).

During 2016, the Company completed the construction on the final phase of the Raider Ranch community in Lubbock, Texas, all phases of the Watercrest at Katy community in Katy, Texas, and the Fieldstone at Pear Orchard community in Yakima, Washington.  During 2015, the Company completed the development of a seniors housing community in Tega Cay, South Carolina (“Wellmore of Tega Cay”), which is a suburb of Charlotte, North Carolina, and the development of a seniors housing community in Shorewood, Wisconsin (“Harborchase of Shorewood”), which is north of Milwaukee.  As such, the asset values related to these completed developments are included in real estate investment properties, net in the accompanying consolidated balance sheet as of December 31, 2016.

Real Estate Held For Sale

In June 2016, the Company committed to a plan to sell the Dogwood Forest of Acworth property and classified the associated real estate as held for sale.  In November 2016, the Company completed the sale and recognized a gain on the sale of approximately $15.4 million.  The sale of the Dogwood Forest of Acworth Property did not cause a strategic shift in the Company nor was it considered individually significant; therefore, it did not qualify as discontinued operations under ASU 2014-08.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

4.	Real Estate Assets, net (continued)

As of December 31, 2016 and 2015, real estate held for sale consisted of the following (in thousands):

	December 31,
	2016		2015
Land and land improvements	$	―	$2,027
Building and building improvements		―	15,994
Furniture, fixtures and equipment		―	1,776
Less: accumulated depreciation		―	(1,159)
Real estate held for sale, net	$	―	$18,638

Real Estate Under Development

As of December 31, 2016, five of the Company’s seniors housing communities and one post-acute care facility have real estate under development or expansion projects with third-party developers as follows (in thousands):

Property Name (and Location)	Developer	Real Estate Development Costs Incurred (1)	(Unaudited) Remaining Development Budget (2)
Development Properties
Welbrook Senior Living Grand Junction (Grand Junction, CO)	Embree Asset Group, Inc.	$12,894	$1,888
Waterstone on Augusta (Greenville, SC)	T&D Greenville, LLC	24,155	5,046
Wellmore of Lexington (Lexington, SC)	Maxwell Group, Inc.	38,972	19,984
Dogwood Forest of Grayson (Grayson, GA)	Solomon Development Services, LLC	17,345	12,933
Expansion Projects
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	1,407	4,542
Brookridge Heights Assisted Living & Memory Care (Marquette, MI)	Capital Health Partners	2,391	2,638
		$97,164	$47,031

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the seniors housing community or post-acute care facility as of December 31, 2016.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

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

YEAR ENDED DECEMBER 31, 2016

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
In-place lease intangibles	$225,246	$220,917
Above-market lease intangibles	13,974	13,960
Below-market ground lease intangibles	12,470	12,470
Less: accumulated amortization	(120,188)	(74,895)
Intangible assets, net	$131,502	$172,452
Below-market lease intangibles	$(12,060)	$(12,095)
Above-market ground lease intangibles	(3,488)	(3,488)
Less: accumulated amortization	4,247	2,581
Intangible liabilities, net (1)	$(11,301)	$(13,002)

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $45.3 million for the year ended December 31, 2016, of which approximately $2.0 million was treated as a reduction of rental income from operating leases, approximately $0.3 million was treated as an increase of property operating expenses and approximately $43.0 million was included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $44.6 million for the year ended December 31, 2015, of which approximately $2.0 million was treated as a reduction of rental income from operating leases, approximately $0.3 million was treated as an increase of property operating expenses and $42.3 million was included in depreciation and amortization. Amortization expense on the Company’s intangible assets was approximately $25.1 million for the year ended December 31, 2014, of which approximately $1.0 million was treated as a reduction of rental income from operating leases, approximately $0.1 million was treated as an increase of property operating expenses and approximately $24.0 million was included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $1.7 million for the year ended December 31, 2016, of which approximately $1.6 million was treated as an increase of rental income from operating leases and approximately $0.1 million was treated as a reduction of property operating expenses.  Amortization on the Company’s intangible liabilities was approximately $1.6 million for the year ended December 31, 2015, of which approximately $1.5 million was treated as an increase of rental income from operating leases and approximately $0.08 million was treated as a reduction of property operating expenses.  For the year ended December 31, 2014, amortization on the Company’s intangible liabilities was approximately $0.8 million, which was treated as an increase of rental income from operating leases and approximately eight thousand dollars was treated as a reduction of property operating expenses.

During the year ended December 31, 2016, as a result of the bankruptcy reorganization of an anchor tenant at two of our medical office buildings, the Company recorded a loss on lease termination of approximately $0.8 million related to the lease intangibles as it was determined that the carrying value of certain deferred rent and other lease-related assets would not be recoverable.

During the year ended December 31, 2015, as a result of a tenant default at two of the Company’s specialty hospitals, the Company recorded an impairment provision of approximately $4.7 million related to the lease intangibles as it was determined that the carrying value of these assets would more than likely not be recoverable.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

5.	Intangibles, net (continued)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter, in the aggregate, as of December 31, 2016 is as follows (in thousands):

	In-place Lease Intangibles	Above- market Leases	Below- market Ground Leases	Total Assets	Below- market Leases	Above- market Ground Leases	Total Liabilities
2017	$29,222	1,741	320	$31,283	$1,396	89	$1,485
2018	17,749	1,569	320	19,638	1,254	89	1,343
2019	12,499	1,269	320	14,088	1,094	89	1,183
2020	10,481	1,059	320	11,860	866	89	955
2021	9,312	976	320	10,608	750	89	839
Thereafter	31,755	2,194	10,076	44,025	2,633	2,863	5,496
	$111,018	8,808	11,676	$131,502	$7,993	3,308	$11,301

Weighted average remaining useful life as of December 31, 2016 (in years):

In-place Lease Intangibles	Above- market Leases	Below- market Ground Leases	Below- market Leases	Above- market Ground Leases
4.3	5.2	36.6	4.9	37.1

6.	Operating Leases

As of December 31, 2016, the Company owned 86 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases; of which, 42 are single-tenant properties that are 100% leased under operating leases and the remaining 44 are multi-tenant properties that are leased under operating leases. The Company’s leases had a weighted average remaining lease term of 7.1 years based on annualized base rents expiring between 2017 and 2038, subject to the tenants’ options to extend the lease periods ranging from two to ten years.  In addition, certain tenants hold options to extend their leases for multiple periods.

Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses.  Each tenant is expected to pay real estate taxes directly to taxing authorities.  However, if the tenant does not pay, the Company will be liable.  The total annualized property tax assessed on these properties is approximately $4.6 million.

Under the terms of the multi-tenant lease agreements that have third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance. These amounts are billed monthly and recorded as tenant reimbursement income in the accompanying consolidated statements of operations.

The following are future minimum lease payments to be received under non-cancellable operating leases for the next five years and thereafter, as of December 31, 2016 (in thousands):

2017	$120,086
2018	112,757
2019	103,959
2020	96,167
2021	91,606
Thereafter	437,557
$962,132

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above- and below-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

7.	Variable Interest Entities

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Assets:
Real estate investment properties, net	$112,929	$103,691
Real estate under development, including land	$80,473	$58,994
Intangibles, net	$2,891	$4,015
Cash	$916	$3,904
Deferred rent and lease incentives	$3,061	$3,096
Other assets	$1,130	$1,000
Restricted cash	$20	$974
Liabilities:
Mortgages and other notes payable, net	$104,890	$85,093
Accounts payable and accrued liabilities	$1,461	$743
Accrued development costs	$15,369	$10,669
Other liabilities	$976	$1,387
Due to related parties	$107	$136

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $76.6 million as of December 31, 2016. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

As of December 31, 2016 and 2015, the Company had 10 and 12 subsidiaries, respectively, which are classified as VIEs due to the following factors and circumstances as of December 31, 2016:

•

Three of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to either a ground lease or an air rights lease that include buy-out and put options held by either the tenant or landlord under the applicable lease.

•	Four of these subsidiaries are entities with real estate under development or completed developments in which there is either insufficient equity at risk due to the development nature of each entity.
•	Two of these subsidiaries are joint ventures with recently completed real estate under development in which there is insufficient equity at risk due to the development nature of each joint venture.
•	One of these subsidiaries is a joint venture with equity interest that consists of non-substantive protective voting rights, but not any participating or kick-out rights.

Two reconsideration events occurred during the year ended December 31, 2016 that resulted in the associated entities no longer being considered VIEs as of December 31, 2016.  The Company determined it is the primary beneficiary and holds a controlling financial interest in each of the aforementioned property and development entities due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

8.	Ground and Air Rights Leases

Under the terms of its ground and air rights lease agreements, the Company is responsible for the monthly rental payments. These amounts are billed monthly and recorded as property operating expenses in the accompanying consolidated statements of operations.  In some cases, the Company is able to pass this expense through to its tenants as tenant reimbursement income. The Company incurred approximately $1.9 million, $1.7 million and $0.5 million in ground and air rights lease expense for the years ended December 31, 2016, 2015 and 2014, respectively, excluding straight-line rent adjustments and amortization of above- or below-market lease intangibles.

The following is a schedule of future minimum lease payments to be paid under the ground and air rights leases for each of the next five years and thereafter, in the aggregate, as of December 31, 2016 (in thousands):

2017	$1,984
2018	2,016
2019	2,039
2020	2,061
2021	2,092
Thereafter	111,467
$121,659

9.	Contingent Purchase Price Consideration

The following table provides a roll-forward of the fair value of the Company’s aggregate contingent purchase price consideration for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
Property	Beginning asset (liability) as of December 31, 2015	Contingent Consideration Payment (Receipt)	Change in Fair Value	Contingent Consideration in Connection with Acquisition	Ending asset (liability) as of December 31, 2016
Superior Residences of Panama City (1)	$(3,000)	―	(1,000)	―	(4,000)
The Shores of Lake Phalen (2)	(750)	―	750	―	―
Siena Pavilion VI (3)	(3,750)	2,992	113	―	(645)
Center One (4)	1,019	(367)	427	―	1,079
	$(6,481)	2,625	290	―	(3,566)

	Year Ended December 31, 2015
Property	Beginning asset (liability) as of December 31, 2014	Contingent Consideration Payment (Receipt)	Change in Fair Value	Contingent Consideration in Connection with Acquisition	Ending asset (liability) as of December 31, 2015
Capital Health (5)	$4,078	(4,399)	321	―	―
Medical Portfolio I (6)	(268)	―	268	―	―
Superior Residences of Panama City (1)	―	―	―	(3,000)	(3,000)
The Shores of Lake Phalen (2)	―	―	―	(750)	(750)
Siena Pavilion VI (3)	―	―	―	(3,750)	(3,750)
Center One (4)	―	―	―	1,019	1,019
	$3,810	(4,399)	589	(6,481)	(6,481)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

9.	Contingent Purchase Price Consideration (continued)

	Year Ended December 31, 2014
Property	Beginning asset (liability) as of December 31, 2013	Contingent Consideration Payment (Receipt)	Change in Fair Value	Contingent Consideration in Connection with Acquisition	Ending asset (liability) as of December 31, 2014
Capital Health (5)	$4,488	(2,601)	2,191	―	4,078
Medical Portfolio I (6)	(507)	―	239	―	(268)
South Bay II Communities (7)	―	14,195	(1,800)	(12,395)	―
	$3,981	11,594	630	(12,395)	3,810

FOOTNOTES:

(1)

In connection with the purchase of Superior Residences of Panama City, the Company entered into an earn-out agreement with the seller whereby up to $4 million in additional consideration is owed in the event that certain performance targets are met (“Panama City Earn-Out”) during the immediate 36 months post-closing.

(2)

In connection with the purchase of Shores of Lake Phalen, the Company entered into an earn-out agreement with the seller whereby up to $0.8 million in additional consideration was owed in the event that certain net operating income targets are met (“Shores of Lake Phalen Earn-Out”) during the immediate 12 months post-closing.

(3)

In conjunction with the acquisition of Siena Pavilion VI, the Company entered into an earn-out agreement with the seller whereby up to $3.3 million in additional consideration and $0.5 million of additional tenant improvements are owed in the event that the seller is able to lease-up additional space at the property during the immediate 6 months post-closing (“Siena Pavilion VI Earn-Out”).

(4)

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

(5)

In connection with the acquisition of the Capital Health Communities in 2012, the Company required that approximately $7.0 million of the purchase price be placed in an escrow account as the seller guaranteed the Company an annual return of at least $6.9 million, $7.0 million, and $7.1 million of net operating income on the acquired properties during 2013, 2014 and 2015, respectively (“Capital Health Yield Guaranty”).  As of December 31, 2015 the Company had received the maximum amount of $7.0 million available under the Capital Health Yield Guaranty.

(6)

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

(7)

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

10.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Mortgages payable and other notes payable:
Fixed rate debt	$382,129	$391,639
Variable rate debt (1)	561,874	449,017
Mortgages and other notes payable (2)	944,003	840,656
Premium (discount), net (3)	(67)	(221)
Loan costs, net	(7,213)	(8,610)
Total mortgages and other notes payable, net	936,723	831,825
Credit facilities:
Revolving Credit Facility (4) (5)	194,863	225,000
First Term Loan Facility (1)	175,000	175,000
Second Term Loan Facility (5)	275,000	260,000
Loan costs, net related to Term Loan Facilities	(2,874)	(3,716)
Total credit facilities, net	641,989	656,284
Total borrowings	$1,578,712	$1,488,109

FOOTNOTES:

(1)

As of December 31, 2016 and 2015, the Company had entered into interest rate swaps with notional amounts of approximately $521.5 million and $480.7 million, respectively, which were settling on a monthly basis. In addition, as of December 31, 2015, the Company had entered into forward-starting interest rate swaps for total notional amounts of approximately $48.4 million in order to hedge its exposure to variable rate debt beginning in June 2016.  Refer to Note 12. “Derivative Financial Instruments” for additional information.

(2)

As of December 31, 2016 and 2015, the Company’s mortgages and other notes payable are collateralized by 75 and 65 properties, respectively, with total carrying value of approximately $1.6 billion and $1.4 billion, respectively.

(3)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(4)

As of December 31, 2016 and 2015, the Company had undrawn availability under the Revolving Credit Facility of approximately $11.1 million and $20.0 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

(5)

As of December 31, 2016 and 2015, the Company had entered into interest rate caps with notional amounts of approximately $410.0 million and $260.0 million, respectively.  Refer to Note 12. “Derivative Financial Instruments” for additional information.

The following is a schedule of future principal payments and maturity for the Company’s total borrowings as of December 31, 2016 (in thousands):

2017	$263,756
2018	288,938
2019	478,632
2020	400,696
2021	39,489
Thereafter	117,288
$1,588,799

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of December 31, 2016 and 2015 (in millions):

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$943.4	$936.7	$844.6	$831.8
Credit facilities	$644.9	$642.0	$660.0	$656.3

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

10.	Indebtedness (continued)

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of December 31, 2016 and 2015 because of the relatively short maturities of the obligations.

In December 2014, the Company amended and restated the terms of the credit agreement with KeyBank, as administrative agent, by entering into a $230 million Revolving Credit Facility and a $175 million Term Loan Facility.  Pursuant to the amended credit agreement, the Company has the ability to increase the collective borrowing capacity of the Credit Facilities to $700 million under an accordion feature.  As of December 31, 2016, the Company has exercised this accordion feature and increased its borrowing capacity to $445 million.  In addition, the Revolving Credit Facility has an initial term of 36 months plus two 12-month extension options (i.e. initial term through December 2017 with the ability to extend through December 2019 at the Company’s option); whereas, the Term Loan Facility has an initial term of 50 months plus one 12-month extension option (i.e. initial term through February 2019 with the ability to extend through February 2020 at the Company’s option).  The Credit Facilities bear interest based on 30-day LIBOR and a spread that varies with the Company’s leverage ratio.  In addition, the Company is required to make interest only payments until the respective maturity dates of the Credit Facilities as well as to pay fees ranging from 0.15% to 0.25% for unused commitments on the Revolving Credit Facility.

In November 2015, the Company entered into a $250 million Second Term Loan Facility, which has an initial term of 60 months (i.e. initial term through November 2020) and bears interest based on the 30-day LIBOR and a spread that varies with the Company’s leverage ratio.  In addition, the Company is required to make interest only payments until the maturity date.  The Second Term Loan Facility further provides the Company with the ability to increase its borrowing capacity to $350 million under an accordion feature.  As of December 31, 2016, the Company had exercised this accordion feature and increased its borrowing capacity to $275 million.

All of the Company’s mortgage and construction loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage and (viii) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum debt service coverage ratio, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status.  As of December 31, 2016, the Company was in compliance with all financial covenants and ratios.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

10.	Indebtedness (continued)

The following table provides additional details of the Company’s mortgages and other notes payable as of December 31, 2016 and 2015 (in thousands):

Property and Loan Type	Interest Rate at	Payment Terms	Maturity Date (2)	December 31,
	December 31,
	2016 (1)			2016	2015

Pacific Northwest Communities; Mortgage Loan (3)	4.30% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	12/5/18	$205,197	$210,665

Capital Health Communities; Mortgage Loan	4.25% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/20	36,395	37,889

Primrose II Communities; Mortgage Loan	3.81% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	6/1/20	22,017	22,473

Novi Orthopaedic Center; Mortgage Loan	3.61% per annum	Monthly interest only payments through June 2018; principal and interest payments thereafter based on a 25-year amortization schedule	6/15/20	19,825	19,825

ProMed Medical Building I; Mortgage Loan	3.64% per annum (4)	Monthly principal and interest payments based upon a 25-year amortization schedule	1/15/22	6,865	7,050

Primrose I Communities; Mortgage Loan (5)	4.11% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/1/22	51,000	52,048

Watercrest at Mansfield; Mortgage Loan (6)	4.68% per annum	Monthly principal and interest payments based on a total payment of $143,330	6/1/23	26,165	26,628

540 New Waverly Place; Mortgage Loan (7)	4.08% per annum	Monthly principal and interest payments based upon a 25-year amortization schedule	5/31/28	6,868	7,048

LaPorte Cancer Center; Mortgage Loan	4.25% per annum (through 2020)	Monthly principal and interest payments based on a 25-year amortization schedule	6/14/28	7,797	8,013

		Total fixed rate debt		382,129	391,639

Lee Hughes Medical Building; Mortgage Loan	30-day LIBOR plus 1.85% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/5/17	18,102	18,632

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

10.	Indebtedness (continued)

Property and Loan Type	Interest Rate at	Payment Terms	Maturity Date (2)	December 31,
	December 31,
	2016 (1)			2016		2015

Raider Ranch Development; Construction Loan	(8)	(8)	(8)	$	―	$7,528

Northwest Medical Park; Mortgage Loan (9)	30-day LIBOR plus 2.30% per annum	Monthly principal and interest payments based upon a 25-year amortization schedule	10/31/17		6,886	7,008

Watercrest at Katy; Construction Loan	30-day LIBOR plus 2.75% per annum	Monthly interest only payments through December 2017	12/27/17		24,047	10,632

Claremont Medical Office; Mortgage Loan (10)	30-day LIBOR plus 2.60% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	1/16/18		12,478	12,683

Knoxville Medical Office Properties; Mortgage Loan (11)	30-day LIBOR plus 2.50% per annum	Monthly interest only payments for the first 18 months; principal and interest payments thereafter based on a 30-year amortization schedule	7/10/18		37,491	38,087

Calvert Medical Office Properties; Mortgage Loan (12)	30-day LIBOR plus 2.50% per annum	Monthly interest only payments for the first 18 months; principal and interest payments thereafter based on a 30-year amortization schedule	8/29/18		25,546	25,950

Wellmore of Tega Cay; Construction Loan	(13)	(13)	(13)		―	23,695

MHOSH MOB; Mortgage Loan (14)	90-day LIBOR plus 2.85% at 0.4% LIBOR floor	Monthly principal and interest payments based on a 25-year amortization schedule	6/2/19		47,983	48,832

Medical Portfolio II Properties; Mortgage Loan (15)	90-day LIBOR plus 2.35% at 0.25% LIBOR floor	Monthly principal and interest payments based on a 25-year amortization schedule	7/14/19		81,365	83,295

HarborChase of Shorewood; Construction Loan	30-day LIBOR plus 3.0%	Monthly interest only payments through June 2017; principal and interest payments thereafter based on a 25-year amortization schedule	7/15/19		14,755	12,469

Wellmore of Lexington; Construction Loan	30-day LIBOR plus 2.5% per annum	Monthly interest only payments through September 2019	9/13/19		13,542	―

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

10.	Indebtedness (continued)

Property and Loan Type	Interest Rate at	Payment Terms	Maturity Date (2)	December 31,
	December 31,
	2016 (1)			2016	2015

Southeast Medical Office Properties; Mortgage Loan (16)	30-day LIBOR plus 2.0% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	12/22/19	$155,090	$160,206

Palmilla Senior Living; Mortgage Loan	30-day LIBOR plus 2.0% per annum	Interest only payments through April 2017; principal payments thereafter based on a 30-year amortization schedule	3/22/20	27,000	―

Waterstone on Augusta; Construction Loan	30-day LIBOR plus 3.0% per annum	Monthly interest only payments through September 2018; principal payments thereafter based on a 30-year amortization schedule	9/1/20	12,698	―

Fieldstone at Pear Orchard; Construction Loan	30-day LIBOR plus 2.9% per annum	Monthly interest only payments through September 2018; principal payments thereafter based on a 25-year amortization schedule	10/15/20	8,861	―

Dogwood Forest of Grayson; Construction Loan	30-day LIBOR plus 3.0% per annum	Monthly interest only payments through December 2018; principal payments thereafter based on a 30-year amortization schedule	12/1/20	3,351	―

Triangle Orthopaedic; Mortgage Loan	30-day LIBOR plus 2.25% per annum	Interest only payments through March 2017; principal payments thereafter based on a 30-year amortization schedule	4/11/21	37,800	―

Cobalt Rehabilitation Hospital Surprise; Mortgage Loan	30-day LIBOR plus 2.6% per annum at 0.4% LIBOR floor	Monthly interest only payments through May 2017; principal payments thereafter based on a 25-year amortization schedule	5/19/22	15,379	―

Cobalt Rehabilitation Hospital New Orleans; Mortgage Loan	30-day LIBOR plus 2.45% per annum at 0.55% LIBOR floor	Monthly interest only payments through October 2017; principal payments thereafter based on a 25-year amortization schedule	10/19/22	19,500	―

		Total variable rate debt		561,874	449,017
		Total debt		$944,003	$840,656

FOOTNOTES:

(1)	The 30-day and 90-day LIBOR were approximately 0.77% and 1.00%, respectively, as of December 31, 2016 and approximately 0.43% and 0.61%, respectively, as of December 31, 2015.
(2)

Represents the initial maturity date (or, as applicable, the maturity date as extended).  Certain of the Company’s mortgages and other notes payable agreements include extension options held by the Company under which the maturity dates may be extended beyond the date presented, subject to certain lender conditions and/or related fees.

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

(4)	Beginning January 2020, the interest rate transitions to variable rate based on 30-day LIBOR plus 2.20% per annum.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

10.	Indebtedness (continued)
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
(8)

In August 2016, the Company repaid its $9.7 million outstanding construction loan on the Raider Ranch property prior to its scheduled maturity.  In connection therewith, the Company wrote-off approximately $0.1 million of unamortized loan costs as a loss on extinguishment of debt, which is included interest expense and loan amortization in the accompanying consolidated statements of operations for the year ended December 31, 2016.

(9)	The Company entered into an interest rate swap with a remaining notional amount of $6.9 million; see Note 12. “Derivative Financial Instruments” for additional information
(10)

The balance for this loan excludes a remaining discount of $0.2 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date.  In addition, the Company entered into a three-year forward interest rate swap with a remaining notional amount of $12.1 million; see Note 12. “Derivative Financial Instruments” for additional information.

(11)	The Company entered into an interest rate swap with a remaining notional amount of $37.4 million; see Note 12. “Derivative Financial Instruments” for additional information.
(12)	The Company entered into an interest rate swap with a remaining notional amount of $25.5 million; see Note 12. “Derivative Financial Instruments” for additional information.
(13)

In August 2016, the Company repaid its $24.7 million outstanding construction loan on the Wellmore of Tega Cay property prior to its scheduled maturity.  In connection therewith, the Company wrote-off approximately $0.3 million of unamortized loan costs and paid an exit fee of approximately $1.1 million as a loss on extinguishment of debt.  Both the unamortized loan costs and the exit fee are included in interest expense and loan cost amortization in the accompanying consolidated statements of operations for the year ended December 31, 2016.

(14)	The Company entered into a three-year forward interest rate swap with a remaining notional amount of $48.0 million; see Note 12. “Derivative Financial Instruments” for additional information.
(15)	The Company entered into an interest rate swap with a remaining notional amount of $82.4 million; see Note 12. “Derivative Financial Instruments” for additional information.
(16)	The Company entered into an interest rate swap with a remaining notional amount of $134.3 million; see Note 12. “Derivative Financial Instruments” for additional information.
11.	Related Party Arrangements

The Company is externally advised and has no direct employees. Certain of the Company’s executive officers are executive officers of, or are on the board of managers of the Advisor.  In addition, certain directors and officers hold similar positions with CNL Securities Corp. (“Managing Dealer”), the Managing Dealer of the Offerings and a wholly owned subsidiary of CNL.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

11.	Related Party Arrangements (continued)

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

Expense Support Agreements — In March 2013, the Company entered into the advisor expense support and restricted stock agreement (“Advisor Expense Support Agreement”), whereby the Advisor agreed to provide expense support to the Company through forgoing the payment of fees in cash and acceptance of Restricted Stock for services rendered and specified expenses incurred in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) the Company’s aggregate modified funds from operations (as defined in the Advisor Expense Support Agreement).  The Advisor expense support amount was determined, on a non-cumulative basis, on each Original Determination Date.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

11.	Related Party Arrangements (continued)

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

In March 2016, the Company’s board of directors approved the Amended Expense Support Agreements with both the Advisor and Property Manager that were effective January 1, 2016 and changed the calculation and determination date of the respective affiliate’s expense support amounts from each calendar quarter, on a non-cumulative basis, to each calendar year on a cumulative year-to-date basis.  Under the terms of the Amended Expense Support Agreements, for each quarter within a calendar expense support year, the Company will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the Amended Expense Support Agreements, the Company will issue, within 90 days following the Amended Determination Date, a number of shares of Restricted Stock equal to the quotient of the expense support amounts provided by the Advisor and Property Manager for the preceding calendar year divided by the Company’s then-current NAV per share of common stock.  The terms of the Amended Expense Support Agreements automatically renew for consecutive one year periods, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice to the Company.  In February 2017, the Company’s board of directors approved the fourth amendment to the expense support agreements; refer to Note 18. “Subsequent Events” for additional information.

CNL Capital Markets Corp — CNL Capital Markets Corp., an affiliate of CNL, receives a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the term of the agreement. For the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $0.9 million, $0.6 million and $0.4 million in such fees, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Co-venture partners — The Company paid certain amounts on behalf of its co-venture partner, Windsor Manor, of approximately $2,000 during the year ended December 31, 2015.  The Company recorded a receivable balance as of December 31, 2015, which is included in other assets in the accompanying consolidated balance sheet.  There were no such amounts recorded as of December 31, 2016.

The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis.  Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”).  In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreements.  For the Expense Year ended December 31, 2016, the Company did not incur operating expenses in excess of the Limitation.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

11.	Related Party Arrangements (continued)

The Company maintained accounts totaling approximately $0.1 million as of December 31, 2015, at a bank in which the Company’s chairman served as a director through December 2015.

In March 2015, the Company acquired Fieldstone Memory Care for a purchase price of $12.4 million from a related party of the Company’s Sponsor.

In June 2013, the Company originated an ADC Loan in the amount of $6.2 million to C4 Development, LLC, a related party by virtue of a family relationship between a principal of the borrower and the Company’s vice chairman who recused himself from review and approval of the investment. As of December 31, 2014, the Company’s ADC Loan had been fully repaid.  The Company recorded interest income for the year ended December 31, 2014 which is included in interest income on note receivable from related party in the accompanying consolidated statements of operations.

The fees incurred by and reimbursable to the Managing Dealer in connection with the Company’s Offerings for the years ended December 31, 2016, 2015 and 2014, and related amounts unpaid as of December 31, 2016 and 2015 are as follows (in thousands):

				Unpaid amounts (1)
	Years Ended December 31,			as of December 31,
	2016	2015	2014	2016	2015
Selling commissions (2)	$—	$12,507	$18,387	$—	$—
Marketing support fees (2)	—	16,242	16,429	—	—
	$—	$28,749	$34,816	$—	$—

The expenses and fees incurred by and reimbursable to the Company’s related parties for the years ended December 31, 2016, 2015 and 2014, and related amounts unpaid as of December 31, 2016 and 2015 are as follows (in thousands):

				Unpaid amounts (1)
	Years Ended December 31,			as of December 31,
	2016	2015	2014	2016	2015
Reimbursable expenses:
Offering costs (2)	$—	$3,446	$5,151	$—	$32
Operating expenses (3)	5,966	5,214	3,863	1,072	935
Acquisition fees and expenses	104	613	614	3	12
	6,070	9,273	9,628	1,075	979
Investment services fees (4)	739	18,561	18,553	17	182
Disposition fee (5)	343	—	—	—	—
Financing coordination fees (6)	—	—	220	—	—
Property management fees (7)	5,059	3,894	2,982	417	418
Asset management fees (8)	29,121	22,837	13,612	1,956	224
	$41,332	$54,565	$44,995	$3,465	$1,803

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying consolidated balance sheets.
(2)

Amounts are recorded as stock issuance and offering costs in the accompanying consolidated statements of stockholders’ equity and redeemable noncontrolling interest.  Amounts include approximately $25,000 and $30,000 of reimbursement payments to the Advisor for services provided to the Company by its executive officers for the year ended December 31, 2015 and 2014, respectively.  The reimbursement payments include components of salaries, benefits and other overhead charges.

(3)

Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations.  Amounts include approximately $0.1 million, $0.1 million and $0.2 million of reimbursement payments to the Advisor for services provided to the Company by its executive officers for the years ended December 31, 2016, 2015 and 2014, respectively.  The reimbursement payments include components of salaries, benefits and other overhead charges.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

11.	Related Party Arrangements (continued)
(4)

For the year ended December 31, 2016, the Company incurred approximately $0.7 million in investment services fees of which approximately $0.2 million, was capitalized and included in real estate under development in the accompanying consolidated balance sheets. For the year ended December 31, 2015, the Company incurred approximately $18.6 million in investment service fees of which approximately $2.3 million was capitalized and included in real estate under development. For the year ended December 31, 2014, the Company incurred approximately $18.6 million in investment service fees of which approximately $1.8 million was capitalized and included in real estate under development. Investment service fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying consolidated statements of operations.

(5)	Amounts are recorded as a reduction to gain on sale of real estate in the accompanying consolidated statements of operations.
(6)

For the year ended December 31, 2014, the Company incurred approximately $0.2 million in financing coordination fees, which was capitalized and included in its investment in the Windsor Manor Joint Venture.  There were no financing coordination fees for the years ended December 31, 2016 and 2015.

(7)

For the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $5.1 million, $3.9 million and $2.9 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.9 million, $0.7 million and $0.9 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying consolidated balance sheets.

(8)

For the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $29.1 million, $22.9 million and $13.6 million, respectively, in asset management fees payable to the Advisor of which approximately $2.9 million, $4.4 million and $4.9 million, respectively, were settled in accordance with the terms of the Advisor Expense Support Agreement and approximately $0.8 million, $0.6 million and $0.3 million, respectively, were capitalized and included in real estate under development in the accompanying consolidated balance sheets.

The following fees are expected to be or were settled and paid in the form of Restricted Stock in connection with the Amended Expense Support Agreements for the year ended December 31, 2016 and the Original Expense Support Agreements for the years ended December 31, 2015 and 2014, and cumulatively as of December 31, 2016 (in thousands, except offering price):

	Years Ended			As of
	December 31,			December 31,
	2016	2015	2014	2016
Asset management fees (1)	$2,918	$4,379	$4,867	$13,565
Then-current offering price or NAV (2)	$10.04	$10.19	$10.24	$9.75
Restricted stock shares (3)	291	423	478	1,332
Cash distributions on Restricted Stock (4)	$427	$281	$98	$810
Stock distributions on Restricted Stock (5)	—	14	7	21

FOOTNOTES:

(1)	No other amounts have been settled in connection with the Expense Support Agreements for the years ended December 31, 2016, 2015 and 2014, and cumulatively as of December 31, 2016.
(2)

The number of restricted stock shares granted to the Advisor in lieu of payment in cash is determined by dividing the expense support amount for the respective determination date by the then-current public offering price as of the Original Determination Date or by the then-current NAV per share as of the Amended Determination Date.

(3)

Restricted stock shares are comprised of approximately 1.0 million issued to the Advisor and approximately 0.3 million issuable to the Advisor as of December 31, 2016.  No fair value was assigned to the restricted stock shares as the shares were valued at zero, which represents the lowest possible value estimated at vesting.  In addition, the restricted stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of December 31, 2016.

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

YEAR ENDED DECEMBER 31, 2016

12.	Derivative Financial Instruments

The following summarizes the terms of the Company’s, or its equity method investments’, derivative financial instruments and the corresponding asset (liability) as of December 31, 2016 and 2015 (in thousands):

							Fair value asset (liability) as of
Notional Amount		Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	December 31, 2016	December 31, 2015
$12,050	(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018	$(44)	$(85)
$37,446	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018	$(878)	$(1,472)
$25,516	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018	$(667)	$(1,086)
$10,422	(3)	3.0%	― %	6/27/2014	6/30/2014	6/30/2017	$—	$1
$47,983	(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019	$(949)	$(1,066)
$82,370	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019	$(1,512)	$(2,283)
$6,876	(2)	1.2%	2.3%	11/12/2014	11/15/2014	10/15/2017	$(17)	$(37)
$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019	$(992)	$(1,694)
$134,258	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019	$(976)	$(1,795)
$260,000	(3)	1.5%	― %	11/19/2015	11/19/2015	11/30/2018	$600	$1,988
$150,000	(3)	1.5%	― %	3/1/2016	3/1/2016	11/30/2018	$346	$—

The following summarizes the gross and net presentation of amounts related to the Company’s, or its equity method investments’, derivative financial instruments as of December 31, 2016 (in thousands):

		Gross and net amounts of asset (liability) as of December 31, 2016			Gross amounts as of December 31, 2016
Notional amount		Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
$12,050	(2)	$(44)	$—	$(44)	$(44)	$—	$(44)
$37,446	(2)	$(878)	$—	$(878)	$(878)	$—	$(878)
$25,516	(2)	$(667)	$—	$(667)	$(667)	$—	$(667)
$10,422	(3)	$—	$—	$—	$—	$—	$—
$47,983	(2)	$(949)	$—	$(949)	$(949)	$—	$(949)
$82,370	(2)	$(1,512)	$—	$(1,512)	$(1,512)	$—	$(1,512)
$6,876	(2)	$(17)	$—	$(17)	$(17)	$—	$(17)
$175,000	(2)	$(992)	$—	$(992)	$(992)	$—	$(992)
$134,258	(2)	$(976)	$—	$(976)	$(976)	$—	$(976)
$260,000	(3)	$600	$—	$600	$600	$—	$600
$150,000	(3)	$346	$—	$346	$346	$—	$346

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

12.	Derivative Financial Instruments (continued)

The following summarizes the gross and net presentation of amounts related to the Company’s, or its equity method investments’, derivative financial instruments as of December 31, 2015 (in thousands):

		Gross and net amounts of asset (liability) as of December 31, 2015			Gross amounts as of December 31, 2015
Notional amount		Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
$12,248	(2)	$(85)	$—	$(85)	$(85)	$—	$(85)
$38,052	(2)	$(1,472)	$—	$(1,472)	$(1,472)	$—	$(1,472)
$25,929	(2)	$(1,086)	$—	$(1,086)	$(1,086)	$—	$(1,086)
$10,699	(3)	$1	$—	$1	$1	$—	$1
$48,415	(2)	$(1,066)	$—	$(1,066)	$(1,066)	$—	$(1,066)
$83,797	(2)	$(2,283)	$—	$(2,283)	$(2,283)	$—	$(2,283)
$6,998	(2)	$(37)	$—	$(37)	$(37)	$—	$(37)
$175,000	(2)	$(1,694)	$—	$(1,694)	$(1,694)	$—	$(1,694)
$138,698	(2)	$(1,795)	$—	$(1,795)	$(1,795)	$—	$(1,795)
$260,000	(3)	$1,988	$—	$1,988	$1,988	$—	$1,988

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
(2)

Amounts related to interest rate swaps held by the Company, or its equity method investments, which are recorded at fair value and included in either other assets or other liabilities in the accompanying consolidated balance sheets.

(3)

Amounts related to the interest rate caps held by the Company, or its equity method investments, which are recorded at fair value and included in other assets in the accompanying consolidated balance sheets.

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

Redeemable Noncontrolling Interest:

In connection with the Watercrest at Katy joint venture, the Company’s joint venture partner acquired a 5% noncontrolling interest that includes a put option of its membership to the Company at any time commencing on the date on which Watercrest at Katy development opens to residents and concluding on the fifth anniversary thereof, when NOI is: (a) equal to or greater than the NOI threshold established in the joint venture agreement, and (b) has been equal to or greater than the NOI threshold established in the joint venture agreement for the three calendar months immediately preceding the calendar month during which the  joint venture partner exercises the put option.  The put option is redeemable for cash at a price equal to the appraised market value (less certain transaction-related costs) at the time the put option is exercised (“Put Price”).  The Company’s maximum exposure, as a result of these redeemable equity securities, is limited to the Put Price multiplied by the joint venture partner’s 5% membership interest.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

13.	Equity (continued)

Stockholders’ Equity:

Public Offerings — Through the close of the Company’s Offerings on September 30, 2015, the Company had received aggregate proceeds of approximately $1.7 billion. While the Company’s Offerings closed on September 30, 2015, the Company continues to provide existing stockholders the opportunity to designate their cash distributions for reinvestment through the Company’s Reinvestment Plan. For the years ended December 31, 2016, 2015 and 2014, the Company received proceeds of approximately $42.6 million (4.4 million shares), $36.8 million (3.7 million shares) and $17.7 million (1.8 million shares), respectively, through the Reinvestment Plan.

Stock Issuance and Offering Costs – The Company incurred costs in connection with the offering and issuance of shares, including selling commissions, marketing support fees, filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by the Company may not exceed 15% of the aggregate gross offering proceeds.  Offering costs are generally funded by the Managing Dealer and subsequently reimbursed by the Company subject to this limitation.  For the years ended December 31, 2015 and 2014, the Company incurred approximately $57.4 million and $59.8 million, respectively, in stock issuance and other offering costs, as described in Note 11. “Related Party Arrangements.”

Distributions — For the years ended December 31, 2016, 2015 and 2014, the Company declared cash distributions of $74.0 million, $63.2 million and $31.9 million, respectively, of which $31.4 million, $26.4 million and $14.2 million, respectively, were paid in cash to stockholders and $42.6 million, $36.8 million and $17.7 million, respectively, were reinvested pursuant to the Reinvestment Plan.  In addition, for the years ended December 31, 2015 and 2014, the Company declared and made stock distributions of approximately 3.2 million and 2.4 million shares of common stock, respectively.

The tax composition of the Company’s distributions declared for the years ended December 31, 2016, 2015 and 2014 were as follows:

	December 31,
	2016	2015	2014
Ordinary income	21.5%	37.8%	30.8%
Capital gain	14.4%	0.0%	0.0%
Unrecaptured Sec. 1250 gain	1.2%	0.0%	0.0%
Return of capital	62.9%	62.2%	69.2%

Redemptions — For the years ended December 31, 2016, 2015 and 2014, the Company received requests for the redemption of common stock of approximately 3.7 million, 1.0 million and 0.3 million shares, respectively, all of which were approved for redemption at an average price of $9.73, $9.51 and $9.24, respectively, and for a total of approximately $36.2 million, $9.3 million and $3.0 million, respectively.

Promoted Interest — For the years ended December 31, 2016, 2015 and 2014, the Company recorded, as a reduction to capital in excess of par value, the following distributions to holders of promoted interest (in thousands):

	December 31,
	2016	2015	2014
Dogwood Forest of Acworth	$(3,850)	$—	$—
Wellmore of Tega Cay	(2,800)	—	—
HarborChase of Villages Crossing	―	—	(2,000)
	$(6,650)	$—	$(2,000)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

13.	Equity (continued)

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by Company, or its equity method investments, and included in the consolidated statements of comprehensive loss for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Derivative Financial Instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments			Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss into earnings
	Years Ended				Years Ended
	December 31,				December 31,
	2016	2015	2014		2016	2015	2014
Interest rate swaps	$3,487	$(4,881)	$(3,915)	Interest expense and loan cost amortization	$(7,150)	$(4,110)	$(98)
Interest rate caps	(1,584)	(262)	―	Interest expense and loan cost amortization	(45)	―	―
Reclassification of interest rate swaps upon derecognition	―	236	―	Interest expense and loan cost amortization	―	(236)	―
Reclassification of interest rate swaps due to ineffectiveness	(18)	33	―	Interest expense and loan cost amortization	18	(33)	―
Interest rate cap held by unconsolidated joint venture	(1)	(9)	10	Not applicable	―	―	―
Total	$1,884	$(4,883)	$(3,905)		$(7,177)	$(4,379)	$(98)

14.	Income Taxes

For the years ended December 31, 2016, 2015 and 2014, the Company recorded net current tax expense and current deferred tax assets related to deferred income at its TRSs. The components of the income tax expense for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	(351)	(378)	(361)
Total current expense	(351)	(378)	(361)

Deferred:
Federal	―	―	―
State	―	―	―
Total deferred expense	―	―	―
Income tax expense	$(351)	$(378)	$(361)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Carryforwards of net operating loss	$9,110	$5,220
Prepaid rent	442	619
Valuation allowance	(9,552)	(5,839)
Net deferred tax assets	$—	$—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

14.	Income Taxes (continued)

A reconciliation of the income tax expense computed at the statutory federal tax rate on income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2016		2015		2014
Tax benefit computed at federal statutory rate	$11,002	35.00%	$23,701	35.00%	$18,253	35.00%
Impact of REIT election	(11,002)	(35.00)%	(23,701)	(35.00)%	(18,253)	(35.00)%
State income tax expense	(351)	(1.12)%	(378)	(0.56)%	(361)	(0.69)%
Income tax expense	$(351)	(1.12)%	$(378)	(0.56)%	$(361)	(0.69)%

The Company’s TRS entities had net operating loss carry-forwards for federal and state purposes of approximately $48.6 million as of year ended December 31, 2016 to offset future taxable income with approximately $11.5 million, $16.6 million, and $19.6 million of the estimated net operating loss carry-forwards set to expire in 2034, 2035 and 2036, respectively.  The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.  The tax years 2013 through 2016 remain subject to examination by taxing authorities.

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

For the years ended December 31, 2016, 2015 and 2014 the Company had the following geographical concentration that individually accounted for 10% or more of total revenues:

	Type of	December 31,
	Concentration	2016	2015	2014
State of Texas (1)	Geographical	18.4%	16.5%	22.1%

FOOTNOTE:

(1)

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

YEAR ENDED DECEMBER 31, 2016

17.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

2016 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$92,960	$94,041	$95,511	$94,543	$377,055
Operating income (loss)	(991)	2,714	3,660	5,764	11,147
Net income (loss) attributable to common stockholders	(14,442)	(12,072)	(11,992)	6,839	(31,667)
Weighted average number of shares outstanding(basic and diluted)	174,681	175,489	175,033	175,328	175,121
Income (loss) per share of common stock(basic and diluted)	$(0.08)	$(0.07)	$(0.07)	$0.04	$(0.18)

2015 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$65,033	$67,476	$79,904	$88,112	$300,525
Operating loss	(7,909)	(3,650)	(7,925)	(4,824)	(24,308)
Net loss attributable to common stockholders	(18,000)	(13,410)	(19,225)	(17,420)	(68,055)
Weighted average number of shares outstanding(basic and diluted) (1)	131,880	146,257	162,730	173,766	153,804
Loss per share of common stock(basic and diluted)	$(0.14)	$(0.09)	$(0.12)	$(0.10)	$(0.44)

FOOTNOTE:

(1)	For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions issued are treated as if they were outstanding for all periods presented.
18.	Subsequent Events

Expense Support Agreement Amendment

In February 2017, the Company’s board of directors approved the fourth amended and restated expense support agreements with both the Advisor and Property Manager that are effective January 1, 2017.  These amendments limit the annual expense support amount to four percent of the then-current estimated NAV per share and change the calculation to exclude the impact of completed development properties for a specified period of time after the property is placed into service (as defined in the agreement).

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Year
2014	Deferred tax asset valuation allowance	$(597)	$(2,201)	$—	$(2,798)
		$(597)	$(2,201)	$—	$(2,798)

2015	Deferred tax asset valuation allowance	$(2,798)	$(3,041)	$—	$(5,839)
	Allowance for doubtful accounts	―	(1,170)	―	(1,170)
		$(2,798)	$(4,211)	$—	$(7,009)

2016	Deferred tax asset valuation allowance	$(5,839)	$(3,713)	$—	$(9,552)
	Allowance for doubtful accounts	(1,170)	(346)	―	(1,516)
		$(7,009)	$(4,059)	$—	$(11,068)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Primrose Retirement Community of Casper
Casper, Wyoming	$11,789	$1,910	$16,310	$—	296	―	1,910	16,606	―	18,516	(2,099)	2004	2/16/2012	(1)

Primrose Retirement Community of Grand Island
Grand Island, Nebraska	$8,316	$719	$12,140	$25	―	―	744	12,140	―	12,884	(1,620)	2005	2/16/2012	(1)

Primrose Retirement Community of Mansfield
Mansfield, Ohio	$11,315	$650	$16,720	$229	71	―	879	16,791	―	17,670	(2,231)	2007	2/16/2012	(1)

Primrose Retirement Community of Marion
Marion, Ohio	$9,385	$889	$16,305	$—	―	―	889	16,305	―	17,194	(2,150)	2006	2/16/2012	(1)

Sweetwater Retirement Community
Billings, Montana	10,193	$1,578	$14,205	$19	―	―	1,597	14,205	―	15,802	(1,827)	2006	2/16/2012	(1)

HarborChase of Villages Crossing
Lady Lake, Florida ("The Villages")	$—	$2,165	$—	$986	15,424	―	3,151	15,424	―	18,575	(1,264)	2013	8/29/2012	(1)

Primrose Retirement Community Cottages
Aberdeen, South Dakota	$—	$311	$3,794	$—	―	―	311	3,794	―	4,105	(421)	2005	12/19/2012	(1)

Primrose Retirement Community of Council Bluffs
Council Bluffs, Iowa ("Omaha")	$—	$1,144	$11,117	$5	―	―	1,149	11,117	―	12,266	(1,268)	2008	12/19/2012	(1)

Primrose Retirement Community of Decatur
Decatur, Illinois	$10,344	$513	$16,706	$—	154	―	513	16,860	―	17,373	(1,824)	2009	12/19/2012	(1)

Primrose Retirement Community of Lima
Lima, Ohio	$—	$944	$17,115	$8	4	―	952	17,119	―	18,071	(1,864)	2006	12/19/2012	(1)

Primrose Retirement Community of Zanesville
Zanesville, Ohio	$11,674	$1,184	$17,292	$—	67	―	1,184	17,359	―	18,543	(1,887)	2008	12/19/2012	(1)

Symphony Manor
Baltimore, Maryland	$11,683	$2,319	$19,444	$—	78	―	2,319	19,522	―	21,841	(2,089)	2011	12/21/2012	(1)

Curry House Assisted Living & Memory Care
Cadillac, Michigan	$6,008	$995	$11,072	$9	―	―	1,004	11,072	―	12,076	(1,202)	1966	12/21/2012	(1)

Tranquillity at Fredericktowne
Frederick, Maryland	$5,779	$808	$14,291	$—	32	1,407	808	14,323	1,407	16,538	(1,534)	2000	12/21/2012	(1)

Brookridge Heights Assisted Living & Memory Care
Marquette, Michigan	$5,925	$595	$11,339	$—	11	2,391	595	11,350	2,391	14,336	(1,213)	1998	12/21/2012	(1)

Woodholme Gardens Assisted Living & Memory Care
Pikesville, Maryland ("Baltimore")	$7,000	$1,603	$13,472	$11	―	―	1,614	13,472	―	15,086	(1,457)	2010	12/21/2012	(1)

Batesville Healthcare Center
Batesville, Arkansas	$—	$397	$5,382	$—	―	―	397	5,382	―	5,779	(502)	1975	5/31/2013	(1)

Broadway Healthcare Center
West Memphis, Arkansas	$—	$438	$10,560	$—	77	―	438	10,637	―	11,075	(1,002)	1994	5/31/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Jonesboro Healthcare Center
Jonesboro, Arkansas	$—	$527	$13,493	$—	5	―	527	13,498	―	14,025	(1,260)	2012	5/31/2013	(1)

Magnolia Healthcare Center
Magnolia, Arkansas	$—	$421	$10,454	$—	―	―	421	10,454	―	10,875	(992)	2009	5/31/2013	(1)

Mine Creek Healthcare Center
Nashville, Arkansas	$—	$135	$2,942	$11	10	―	146	2,952	―	3,098	(291)	1978	5/31/2013	(1)

Searcy Healthcare Center
Searcy, Arkansas	$—	$648	$6,017	$—	50	―	648	6,067	―	6,715	(584)	1973	5/31/2013	(1)

LaPorte Cancer Center
Westville, Indiana	$7,797	$433	$10,846	$—	―	―	433	10,846	―	11,279	(1,040)	2010	6/14/2013	(1)

Jefferson Medical Commons
Jefferson City, Tennessee ("Knoxville")	$7,598	$151	$10,236	$—	162	―	151	10,398	―	10,549	(954)	2001	7/10/2013	(1)

Physicians Plaza A at North Knoxville Medical Center
Powell, Tennessee ("Knoxville")	$11,855	$262	$16,976	$—	9	―	262	16,985	―	17,247	(1,585)	2005	7/10/2013	(1)

Physicians Plaza B at North Knoxville Medical Center
Powell, Tennessee ("Knoxville")	$14,260	$303	$18,754	$—	318	―	303	19,072	―	19,375	(1,758)	2008	7/10/2013	(1)

Physicians Regional Medical Center - Central Wing Annex
Knoxville, Tennessee	$3,778	$73	$5,285	$—	―	―	73	5,285	―	5,358	(491)	2004	7/10/2013	(1)

HarborChase of Jasper
Jasper, Alabama	$—	$355	$6,358	$—	1	―	355	6,359	―	6,714	(577)	1998	7/31/2013	(1)

Chestnut Commons MOB
Elyria, Ohio ("Cleveland")	$—	$2,053	$15,650	$38	―	―	2,091	15,650	―	17,741	(1,539)	2008	8/16/2013	(1)

Doctors Specialty Hospital
Leawood, Kansas ("Kansas City")	$—	$924	$5,771	$16	―	―	940	5,771	―	6,711	(550)	2001	8/16/2013	(1)

Escondido Medical Arts Center
Escondido, California ("San Diego")	$—	$1,863	$12,199	$—	23	―	1,863	12,222	―	14,085	(1,078)	1994	8/16/2013	(1)

John C. Lincoln Medical Office Plaza I
Phoenix, Arizona	$—	$233	$2,779	$—	22	―	233	2,801	―	3,034	(286)	1980	8/16/2013	(1)

John C. Lincoln Medical Office Plaza II
Phoenix, Arizona	$—	$138	$1,908	$—	15	―	138	1,923	―	2,061	(197)	1984	8/16/2013	(1)

North Mountain Medical Plaza
Phoenix, Arizona	$—	$297	$4,079	$—	78	―	297	4,157	―	4,454	(415)	1994	8/16/2013	(1)

Raider Ranch
Lubbock, Texas	$—	$4,992	$48,818	$436	12,077	―	5,428	60,895	―	66,323	(4,628)	2009	8/29/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Town Village
Oklahoma City, Oklahoma	$—	$1,020	$19,847	$—	1,356	―	1,020	21,203	―	22,223	(1,738)	2004	8/29/2013	(1)

Calvert Medical Arts Center
Prince Frederick, Maryland ("Washington D.C.")	$12,233	$20	$17,838	$1	86	―	21	17,924	―	17,945	(1,541)	2009	8/30/2013	(1)

Calvert MOBs I, II & III
Prince Frederick, Maryland ("Washington D.C.")	$10,390	$51	$14,334	$—	273	―	51	14,607	―	14,658	(1,278)	1991/1999/2000	8/30/2013	(1)

Dunkirk Medical Center
Dunkirk, Maryland ("Washington D.C.")	$2,923	$351	$2,991	$20	25	―	371	3,016	―	3,387	(337)	1997	8/30/2013	(1)

Prestige Senior Living Beaverton Hills
Beaverton, Oregon ("Portland")	$8,994	$1,387	$10,324	$—	―	―	1,387	10,324	―	11,711	(857)	2000	12/2/2013	(1)

Prestige Senior Living High Desert
Bend, Oregon	$7,780	$835	$11,252	$13	―	―	848	11,252	―	12,100	(971)	2003	12/2/2013	(1)

MorningStar of Billings
Billings, Montana	$19,161	$4,067	$41,373	$14	68	―	4,081	41,441	―	45,522	(3,616)	2009	12/2/2013	(1)

MorningStar of Boise
Boise, Idaho	$20,453	$1,663	$35,752	$12	―	―	1,675	35,752	―	37,427	(2,947)	2007	12/2/2013	(1)

Prestige Senior Living Huntington Terrace
Gresham, Oregon ("Portland")	$9,962	$1,236	$12,083	$2	11	―	1,238	12,094	―	13,332	(1,019)	2000	12/2/2013	(1)

MorningStar of Idaho Falls
Idaho Falls, Idaho	$17,498	$2,006	$40,397	$5	68	―	2,011	40,465	―	42,476	(3,398)	2009	12/2/2013	(1)

Prestige Senior Living Arbor Place
Medford, Oregon	$8,009	$355	$14,083	$—	―	―	355	14,083	―	14,438	(1,157)	2003	12/2/2013	(1)

Prestige Senior Living Orchard Heights
Salem, Oregon	$12,030	$545	$15,544	$6	71	―	551	15,615	―	16,166	(1,270)	2002	12/2/2013	(1)

Prestige Senior Living Southern Hills
Salem, Oregon	$7,311	$653	$10,753	$31	―	―	684	10,753	―	11,437	(896)	2001	12/2/2013	(1)

MorningStar of Sparks
Sparks, Nevada ("Reno")	$23,191	$3,986	$47,968	$3	23	―	3,989	47,991	―	51,980	(4,070)	2009	12/2/2013	(1)

Prestige Senior Living Five Rivers
Tillamook, Oregon	$7,536	$1,298	$14,064	$5	49	―	1,303	14,113	―	15,416	(1,241)	2002	12/2/2013	(1)

Prestige Senior Living Riverwood
Tualatin, Oregon ("Portland")	$4,372	$1,028	$7,429	$—	38	―	1,028	7,467	―	8,495	(642)	1999	12/2/2013	(1)

Chula Vista Medical Arts Center - Plaza II
Chula Vista, California ("San Diego")	$—	$2,462	$7,453	$9	369	―	2,471	7,822	―	10,293	(632)	1985	12/23/2013	(1)

Coral Springs MOB I
Coral Springs, Florida	$—	$2,614	$11,220	$—	―	―	2,614	11,220	―	13,834	(956)	2005	12/23/2013	(1)

Coral Springs MOB II
Coral Springs, Florida	$—	$2,614	$12,130	$1	―	―	2,615	12,130	―	14,745	(1,034)	2008	12/23/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Chula Vista Medical Arts Center - Plaza I
Chula Vista, California ("San Diego")	$—	$6,130	$10,293	$14	200	―	6,144	10,493	―	16,637	(832)	1975	1/21/2014	(1)

Prestige Senior Living Auburn Meadows
Auburn, Washington ("Seattle")	$10,278	$2,537	$17,261	$—	3	―	2,537	17,264	―	19,801	(1,377)	2003/2010	2/3/2014	(1)

Prestige Senior Living Bridgewood
Vancouver, Washington ("Portland")	$12,849	$1,603	$18,172	$—	―	―	1,603	18,172	―	19,775	(1,437)	2001	2/3/2014	(1)

Prestige Senior Living Monticello Park
Longview, Washington	$17,927	$1,981	$23,056	$—	―	―	1,981	23,056	―	25,037	(1,800)	2001/2010	2/3/2014	(1)

Prestige Senior Living Rosemont
Yelm, Washington	$9,258	$668	$14,564	$—	―	―	668	14,564	―	15,232	(1,124)	2004	2/3/2014	(1)

Wellmore of Tega Cay
Tega Cay, South Carolina ("Charlotte")	$—	$2,445	$—	$2,740	23,440	―	5,185	23,440	―	28,625	(1,176)	(3)	2/7/2014	(1)

Isle at Cedar Ridge
Cedar Park, Texas ("Austin")	$—	$1,525	$16,277	$—	185	―	1,525	16,462	―	17,987	(1,292)	2011	2/28/2014	(1)

Prestige Senior Living West Hills
Corvallis, Oregon	$8,589	$842	$12,603	$—	―	―	842	12,603	―	13,445	(995)	2002	3/3/2014	(1)

HarborChase of Plainfield
Plainfield, Illinois	$—	$1,596	$21,832	$—	―	―	1,596	21,832	―	23,428	(1,627)	2010	3/28/2014	(1)

Legacy Ranch Alzheimer's Special Care Center
Midland, Texas	$—	$917	$9,982	$2	―	―	919	9,982	―	10,901	(759)	2012	3/28/2014	(1)

The Springs Alzheimer's Special Care Center
San Angelo, Texas	$—	$595	$9,658	$—	―	―	595	9,658	―	10,253	(734)	2012	3/28/2014	(1)

Isle at Watercrest - Bryan
Bryan, Texas	$—	$714	$18,140	$5	212	―	719	18,352	―	19,071	(1,298)	2011	4/21/2014	(1)

Watercrest at Bryan
Bryan, Texas	$—	$2,509	$22,441	$4	96	―	2,513	22,537	―	25,050	(1,739)	2009	4/21/2014	(1)

Isle at Watercrest - Mansfield
Mansfield, Texas ("Dallas/Fort Worth")	$—	$997	$24,635	$—	―	―	997	24,635	―	25,632	(1,745)	2011	5/5/2014	(1)

Memorial Hermann Orthopedic & Spine Hospital
Bellaire, Texas ("Houston")	$30,936	$3,867	$32,761	$—	―	―	3,867	32,761	―	36,628	(2,207)	2007	6/2/2014	(1)

MHOSH MOB
Bellaire, Texas ("Houston")	$17,047	$3,738	$20,525	$—	700	―	3,738	21,225	―	24,963	(1,402)	2007	6/2/2014	(1)

Watercrest at Katy
Katy, Texas ("Houston")	$24,047	$4,000	$—	$90	32,370	―	4,090	32,370	―	36,460	(492)	(3)	6/27/2014	(1)

Watercrest at Mansfield
Mansfield, Texas ("Dallas/Fort Worth")	$26,165	$2,191	$42,740	$—	56	―	2,191	42,796	―	44,987	(2,865)	2010	6/30/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
HarborChase of Shorewood
Shorewood, Wisconsin ("Milwaukee")	$14,755	$2,200	$—	$296	19,862	―	2,496	19,862	―	22,358	(572)	(3)	7/8/2014	(1)

Oklahoma City Inpatient Rehabilitation Hospital
Oklahoma City, Oklahoma	$15,827	$3,341	$19,249	$—	―	―	3,341	19,249	―	22,590	(1,356)	2012	7/15/2014	(1)

Las Vegas Inpatient Rehabilitation Hospital
Las Vegas, Nevada	$13,835	$2,650	$16,979	$—	―	―	2,650	16,979	―	19,629	(1,209)	2007	7/15/2014	(1)

South Bend Inpatient Rehabilitation Hospital
Mishawaka, Indiana ("South Bend")	$12,562	$2,339	$16,239	$4	―	―	2,343	16,239	―	18,582	(1,172)	2009	7/15/2014	(1)

Beaumont Specialty Hospital
Beaumont, Texas ("Houston")	$20,852	$2,749	$28,863	$—	―	―	2,749	28,863	―	31,612	(1,880)	2013	8/15/2014	(1)

Hurst Specialty Hospital
Hurst, Texas ("Dallas/Fort Worth")	$18,288	$2,510	$24,091	$—	―	―	2,510	24,091	―	26,601	(1,571)	2004/2012	8/15/2014	(1)

Claremont Medical Office
Claremont, CA ("Los Angeles")	$12,478	$6,324	$13,533	$—	18	―	6,324	13,551	―	19,875	(930)	2008	8/29/2014	(1)

Lee Hughes MOB
Glendale, California ("Los Angeles")	$18,102	$69	$22,967	$—	22	―	69	22,989	―	23,058	(1,337)	2008	9/29/2014	(1)

Newburyport Medical Center
Newburyport, Massachusetts ("Boston")	$—	$2,614	$12,135	$—	―	―	2,614	12,135	―	14,749	(802)	2008	10/31/2014	(1)

Northwest Medical Park Building
Margate, Florida ("Fort Lauderdale")	$6,886	$610	$6,170	$—	58	―	610	6,228	―	6,838	(431)	2004	10/31/2014	(1)

Fairfield Village of Layton
Layton, Utah ("Salt Lake City")	$—	$5,217	$54,167	$—	5	―	5,217	54,172	―	59,389	(3,206)	2010	11/20/2014	(1)

ProMed Building I
Yuma, Arizona	$6,865	$2,486	$6,728	$—	―	―	2,486	6,728	―	9,214	(402)	2006	12/19/2014	(1)

Midtown Medical Plaza
Charlotte, North Carolina	$28,438	$10	$51,237	$—	12	―	10	51,249	―	51,259	(2,629)	1994	12/22/2014	(1)

Presbyterian Medical Tower
Charlotte, North Carolina	$18,903	$40	$32,345	$—	5	―	40	32,350	―	32,390	(1,664)	1989	12/22/2014	(1)

Metroview Professional Building
Charlotte, North Carolina	$8,979	$11	$15,910	$—	14	―	11	15,924	―	15,935	(817)	1971	12/22/2014	(1)

Physicians Plaza Huntersville
Huntersville, North Carolina ("Charlotte")	$15,784	$520	$26,134	$—	76	―	520	26,210	―	26,730	(1,409)	2004	12/22/2014	(1)

Matthews Medical Office Building
Matthews, North Carolina ("Charlotte")	$11,075	$350	$19,624	$—	―	―	350	19,624	―	19,974	(1,053)	1994	12/22/2014	(1)

Outpatient Care Center
Clyde, North Carolina ("Asheville")	$10,359	$1,169	$12,079	$9	―	―	1,178	12,079	―	13,257	(635)	2012	12/22/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
330 Physicians Center
Rome, Georgia	$19,262	$12	$26,868	$—	5	―	12	26,873	―	26,885	(1,379)	1987/2005	12/22/2014	(1)

Spivey Station Physicians Center
Atlanta, Georgia	$9,428	$1,026	$12,246	$—	―	―	1,026	12,246	―	13,272	(689)	2007	12/22/2014	(1)

Spivey Station ASC Building
Atlanta, Georgia	$12,046	$929	$13,769	$—	―	―	929	13,769	―	14,698	(761)	2009	12/22/2014	(1)

Novi Orthopaedic Center
Novi, Michigan	$19,825	$1,314	$26,239	$30	―	―	1,344	26,239	―	27,583	(1,460)	2008	2/13/2015	(1)

UT Cancer Institute Building
Knoxville, Tennessee	$20,817	$421	$27,621	$—	66	―	421	27,687	―	28,108	(1,350)	2012	2/20/2015	(1)

Fieldstone Memory Care
Yakima, Washington	$—	$1,297	$9,965	$—	—	―	1,297	9,965	―	11,262	(494)	2014	3/31/2015	(1)

Bend Memorial Clinic MOB
Bend, Oregon	$—	$9,069	$19,867	$—	―	―	9,069	19,867	―	28,936	(1,025)	1976	5/11/2015	(1)

Stoneterra Medical Plaza
San Antonio, Texas	$—	$2,864	$10,412	$—	―	―	2,864	10,412	―	13,276	(474)	2006	5/29/2015	(1)

Primrose Retirement Center of Anderson
Anderson, Indiana ("Muncie")	$—	$1,342	$19,083	$—	―	―	1,342	19,083	―	20,425	(852)	2008	5/29/2015	(1)

Primrose Retirement Center of Lancaster
Lancaster, Ohio ("Columbus")	$—	$2,840	$21,884	$—	―	―	2,840	21,884	―	24,724	(1,077)	2007	5/29/2015	(1)

Primrose Retirement Center of Wausau
Wausau, Wisconsin ("Green Bay")	$—	$1,089	$18,653	$—	―	―	1,089	18,653	―	19,742	(801)	2008	5/29/2015	(1)

Triangle Orthopaedic Durham
Durham, North Carolina	$12,800	$3,191	$14,523	$134	―	―	3,325	14,523	―	17,848	(641)	2000	6/29/2015	(1)

Triangle Orthopaedic Roxboro
Roxboro, North Carolina	$1,300	$287	$1,406	$—	―	―	287	1,406	―	1,693	(66)	2000	6/29/2015	(1)

Triangle Orthopaedic Chapel Hill
Chapel Hill, North Carolina	$1,900	$360	$2,306	$—	―	―	360	2,306	―	2,666	(99)	2011	6/29/2015	(1)

Triangle Orthopaedic Oxford
Oxford, North Carolina	$2,800	$658	$3,074	$—	―	―	658	3,074	―	3,732	(144)	2011	6/29/2015	(1)

North Carolina Specialty Hospital
Durham, North Carolina	$19,000	$3,173	$22,762	$—	―	―	3,173	22,762	―	25,935	(945)	2004	6/29/2015	(1)

Doctor's Park Building B
Chula Vista, California ("San Diego")	$—	$1,161	$2,919	$—	―	―	1,161	2,919	―	4,080	(128)	2008	6/30/2015	(1)

Doctor's Park Building C
Chula Vista, California ("San Diego")	$—	$2,323	$6,351	$—	―	―	2,323	6,351	―	8,674	(276)	2006	6/30/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Superior Residences of Panama City
Panama City Beach, Florida	$—	$2,099	$19,367	$—	$—	$—	$2,099	$19,367	$—	$21,466	$(818)	2015	7/15/2015	(1)

540 New Waverly Place
Cary, North Carolina ("Raleigh")	$6,868	$2,476	$11,009	$—	―	―	2,476	11,009	―	13,485	(463)	2007	7/20/2015	(1)

MedHelp
Birmingham, Alabama	$—	$2,270	$10,359	$—	―	―	2,270	10,359	―	12,629	(403)	2015	7/31/2015	(1)

Patriot Professional Center
Frederick, Maryland ("Baltimore")	$—	$3,912	$11,781	$—	―	―	3,912	11,781	―	15,693	(497)	2006/2014	7/31/2015	(1)

Liberty Professional Center
Frederick, Maryland ("Baltimore")	$—	$1,977	$4,462	$10	―	―	1,987	4,462	―	6,449	(185)	1979/2013	7/31/2015	(1)

The Hampton at Meadows Place
Meadows Place, Texas ("Houston")	$—	$715	$24,281	$—	―	―	715	24,281	―	24,996	(898)	2007/2013/2014	7/31/2015	(1)

The Pavilion at Great Hills
Austin, Texas	$—	$1,783	$29,318	$—	―	―	1,783	29,318	―	31,101	(1,094)	2010	7/31/2015	(1)

The Beacon at Gulf Breeze
Gulf Breeze, Florida ("Pensacola")	$—	$824	$24,106	$—	―	―	824	24,106	―	24,930	(927)	2008	7/31/2015	(1)

Parc at Piedmont
Marietta, Georgia ("Atlanta")	$—	$3,529	$43,080	$—	―	―	3,529	43,080	―	46,609	(1,662)	2001/2011	7/31/2015	(1)

Parc at Duluth
Duluth, Georgia ("Atlanta")	$—	$5,951	$42,458	$—	―	―	5,951	42,458	―	48,409	(1,637)	2003/2012	7/31/2015	(1)

Broadway Medical Plaza 1
Columbia, Missouri	$—	$437	$9,281	$—	―	―	437	9,281	―	9,718	(356)	1994	8/21/2015	(1)

Broadway Medical Plaza 2
Columbia, Missouri	$—	$386	$12,460	$—	―	―	386	12,460	―	12,846	(460)	1999	8/21/2015	(1)

Broadway Medical Plaza 4
Columbia, Missouri	$—	$170	$12,118	$—	―	―	170	12,118	―	12,288	(429)	2007	8/21/2015	(1)

Waterstone on Augusta
Greenville, South Carolina	$12,698	$2,253	$—	$—	―	21,901	2,253	―	21,901	24,154	―	(3)	8/31/2015	(1)

Welbrook Senior Living Grand Junction
Grand Junction, Colorado	$—	$1,050	$—	$—	―	11,844	1,050	―	11,844	12,894	―	(3)	9/4/2015	(1)

Wellmore of Lexington
Lexington, South Carolina ("Columbia")	$13,542	$2,300	$—	$—	―	36,673	2,300	―	36,673	38,973	―	(3)	9/14/2015	(1)

Palmilla Senior Living
Albuquerque, New Mexico	$27,000	$4,701	$38,321	$—	―	―	4,701	38,321	―	43,022	(1,312)	2013	9/30/2015	(1)

Cedar Lake Assisted Living and Memory Care
Lake Zurich, Illinois ("Chicago")	$—	$2,412	$25,126	$2	―	―	2,414	25,126	―	27,540	(859)	2014	9/30/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments		Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Fieldstone at Pear Orchard
Yakima Washington	$8,861	$1,035	$—		$87	12,273	―	1,122	12,273	―	13,395	(27)	(3)	10/12/2015	(1)

The Shores at Lake Phalen
Maplewood, Minnesota ("St. Paul")	$—	$2,724	$25,093		$—	―	―	2,724	25,093	―	27,817	(793)	2012	11/10/2015	(1)

Dogwood Forrest of Grayson
Grayson, Georgia	$3,351	$1,788	$—		$50	―	15,506	1,838	―	15,506	17,344	―	(3)	11/24/2015	(1)

Center One
Jacksonville, Florida	$—	$8,294	$21,756		$—	―	―	8,294	21,756	―	30,050	(678)	2006	11/30/2015	(1)

Red Bank Professional Office Building
Cincinnati, Ohio	$—	$1,721	$7,721		$—	―	―	1,721	7,721	―	9,442	(236)	2001	12/14/2015	(1)

Park Place Senior Living at WingHaven
O'Fallon, Missouri ("St. Louis")	$—	$1,283	$48,221		$—	―	―	1,283	48,221	―	49,504	(1,269)	2006/2014	12/17/2015	(1)

Siena Pavilion IV
Henderson, Nevada ("Las Vegas")	$—	$1,454	$4,786		$—	―	―	1,454	4,786	―	6,240	(140)	2002	12/18/2015	(1)

Siena Pavilion V
Henderson, Nevada ("Las Vegas")	$—	$3,944	$20,355		$—	―	―	3,944	20,355	―	24,299	(584)	2003	12/18/2015	(1)

Siena Pavilion VI
Henderson, Nevada ("Las Vegas")	$—	$2,599	$18,725		$—	―	―	2,599	18,725	―	21,324	(505)	2005	12/18/2015	(1)

Hearthside Senior Living of Collierville
Collierville, Tennessee ("Memphis")	$—	$1,756	$13,379	$	―	―	―	1,756	13,379	―	15,135	(374)	2014	12/29/2015	(1)

Cobalt Rehabilitation Hospital Surprise
Surprise, Arizona ("Phoenix")	$15,379	$2,464	$17,983		$—	―	―	2,464	17,983	―	20,447	(511)	2015	12/30/2015	(1)

Cobalt Rehabilitation Hospital New Orleans	$19,500	$3,283	20,142		$—	―	―	3,283	20,142	―	23,425	(91)	2016	10/19/2016	(1)
New Orleans, Louisiana
	$944,003	$240,171	2,235,690		5,392	121,099	89,722	245,563	2,356,789	89,722	2,692,074	(153,124)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016 (in thousands)

Transactions in real estate and accumulated depreciation as of December 31, 2016 are as follows:

Balance December 31, 2013	$859,877	Balance December 31, 2013	$(11,011)
2014 Acquisitions	822,305	2014 Depreciation	(29,456)
2014 Improvements	39,247	Balance December 31, 2014	(40,467)
Balance December 31, 2014	1,721,429	2015 Depreciation	(49,734)
2015 Acquisitions	802,456	Balance December 31, 2015	(90,201)
2015 Improvements	65,018	2016 Depreciation	(63,745)
Balance December 31, 2015	2,588,903	2016 Accumulated depreciation on dispositions	822
2016 Acquisitions	23,425	Balance December 31, 2016	$(153,124)
2016 Improvements	97,767
2016 Dispositions	(18,021)
Balance December 31, 2016	$2,692,074

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)	The aggregate cost for federal income tax purposes is approximately $3.0 billion.
(3)

Land and land improvements, initial cost, include the purchase price of land under development which is included as a component of construction in process in the consolidated balance sheets. As of December 31, 2016 these properties were under development; therefore, depreciation is not applicable.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 (in thousands)

The following is a reconciliation of mortgages and other notes receivable on real estate for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Balance at beginning of year	$—	$—	$3,949
Additions during period:
New mortgage loans and additional advances	—	—	2,065
Accrued and deferred interest	—	—	288
Deductions during period:
Collection of principal	—	—	(6,302)
Balance at end of year	$—	$—	$—

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered certified public accountants during the period ended December 31, 2016.

Item 9A.	CONTROLS AND PROCEDURES

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013)

Pursuant to rules established by the Securities and Exchange Commission, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

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

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2017.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2017.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2017.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2017.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2017.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)	List of Documents Filed as a Part of This Report:
(1)	Index to Consolidated Financial Statements:

CNL Healthcare Properties, Inc.

Report of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2016

Schedule IV – Mortgage Loans on Real Estate for the years ended December 31, 2016, 2015 and 2014

(3)	Index to Exhibits (refer below).
Item 16.	FORM 10-K SUMMARY

None.

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

3.1

Third Articles of Amendment and Restatement of CNL Healthcare Properties, Inc. (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed July 21, 2016 and incorporated herein by reference.)

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

10.5.3

Third Amendment to Expense Support and Restricted Stock Agreement effective as of January 1, 2016, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Corp. (Previously filed as Exhibit 10.5.3 to the Form 10-K filed March 16, 2016 and incorporated herein by reference.)

10.5.4

Fourth Amendment to Expense Support and Restricted Stock Agreement effective as of January 1, 2017, by and between CNL Healthcare Properties, Inc. and CNL Healthcare Corp. (Previously filed as Exhibit 10.5.4 to the Current Report on Form 8-K filed February 13, 2017 and incorporated herein by reference.)

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

10.6.3

Third Amendment to Expense Support and Restricted Stock Agreement effective as of January 1, 2016, by and between CNL Healthcare Properties Inc. and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.6.3 to the Form 10-K filed March 16, 2016 and incorporated herein by reference.)

10.6.4

Fourth Amendment to Expense Support and Restricted Stock Agreement effective as of January 1, 2017, by and between CNL Healthcare Properties Inc. and CNL Healthcare Manager Corp. (Previously filed as Exhibit 10.6.4 to the Current Report on Form 8-K filed February 13, 2017 and incorporated herein by reference.)

10.7

Form of Indemnification Agreement dated April 13, 2012, between CNL Healthcare Trust, Inc. and each of James M. Seneff, Jr., Thomas K. Sittema, Michael P. Haggerty, J. Douglas Holladay, Stephen H. Mauldin, Joseph T. Johnson, Ixchell C. Duarte and Holly J. Greer, and for J. Chandler Martin dated July 27, 2012 (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed April 19, 2012 and incorporated herein by reference.)

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

10.34

Second Amended and Restated Loan Agreement dated as of March 3, 2014, among CHP Gresham-Huntington Terrace OR Owner, LLC, CHP Gresham-Huntington Terrace OR Tenant Corp., CHP Tualatin-Riverwood OR Owner, LLC, CHP Tualatin-Riverwood OR Tenant Corp., CHP Beaverton OR Owner, LLC, CHP Beaverton OR Tenant Corp, CHP Salem-Orchard Heights OR Owner, LLC, CHP Salem-Orchard Heights OR Tenant Corp., CHP Salem-Southern Hills OR Owner, LLC, CHP Salem-Southern Hills OR Tenant Corp, CHP Medford-Arbor Place OR Owner, LLC, CHP Medford-Arbor Place OR Tenant Corp., CHP Bend-High Desert OR Owner, LLC, CHP Bend-High Desert OR Tenant Corp., CHP Tillamook-Five Rivers OR Owner, LLC, CHP Tillamook-Five Rivers OR Tenant Corp., CHP Billings MT Owner, LLC, CHP Billings MT Tenant Corp., CHP Idaho Falls ID Owner, LLC, CHP Idaho Falls ID Tenant Corp., CHP Boise ID Owner, LLC, CHP Boise ID Tenant Corp., CHP Sparks NV Owner, LLC, CHP Sparks NV Tenant Corp., CHP Vancouver-Bridgewood WA Owner, LLC, CHP Vancouver-Bridgewood WA Tenant Corp., CHP Auburn WA Owner, LLC, CHP Auburn WA Tenant Corp., CHP Yelm-Rosemont WA Owner, LLC, and CHP Yelm-Rosemont WA Tenant Corp., CHP Longview-Monticello Park WA Owner, LLC, CHP Longview-Monticello Park WA Tenant Corp., CHP Corvallis-West Hills OR Owner, LLC, CHP Corvallis-West Hills OR Tenant Corp. and The Prudential Insurance Company of America (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed March 7, 2014 and incorporated herein by reference.)

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

101

The following materials from CNL Healthcare Properties, Inc., Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of March 2017.

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

Signature	Title	Date

/s/ Thomas K. Sittema	Chairman of the Board	March 16, 2017
THOMAS K. SITTEMA

/s/ Michael P. Haggerty	Independent Director	March 16, 2017
MICHAEL P. HAGGERTY

/s/ J. Douglas Holladay	Independent Director	March 16, 2017
J. DOUGLAS HOLLADAY

/s/ J. Chandler Martin	Independent Director	March 16, 2017
J. CHANDLER MARTIN

Vice Chairman of the Board,
/s/ Stephen H. Mauldin	President, and Chief Executive Officer	March 16, 2017
STEPHEN H. MAULDIN	(Principal Executive Officer)

Chief Financial Officer, Treasurer
/s/ Kevin R. Maddron	and Chief Operating Officer	March 16, 2017
KEVIN R. MADDRON	(Principal Financial Officer)

Senior Vice President
/s/ Ixchell C. Duarte	and Chief Accounting Officer	March 16, 2017
IXCHELL C. DUARTE	(Principal Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2016 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2017 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report.  We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.