Form 10-Q
period 2017-03-31
CNL Healthcare Properties, Inc.
filed 2017-05-11
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of common stock of the registrant outstanding as of May 1, 2017 was 175,018,455.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements
CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)
	March 31,	December 31,
ASSETS	2017	2016
Real estate assets:
Real estate investment properties, net (including VIEs $138,976 and $112,929, respectively)	$2,491,512	$2,466,993
Real estate under development, including land (including VIEs $69,801 and $80,473, respectively)	75,877	97,164
Total real estate assets, net	2,567,389	2,564,157
Intangibles, net (including VIEs $2,627 and $2,891, respectively)	123,026	131,502
Cash (including VIEs $1,043 and $916, respectively)	61,126	58,517
Deferred rent and lease incentives (including VIEs $2,993 and $3,061, respectively)	39,923	36,325
Other assets (including VIEs $790 and $1,130, respectively)	22,798	24,470
Restricted cash (including VIEs $20 and $20, respectively)	8,779	12,721
Total assets	$2,823,041	$2,827,692

LIABILITIES AND EQUITY

Liabilities:
Mortgages and other notes payable, net (including VIEs $124,801 and $104,890, respectively)	$976,394	$936,723
Credit facilities	627,361	641,989
Accounts payable and accrued liabilities (including VIEs $13,811 and $16,830, respectively)	50,164	51,752
Other liabilities (including VIEs $819 and $976, respectively)	33,920	38,946
Due to related parties (including VIEs $101 and $107, respectively)	4,613	3,465
Total liabilities	1,692,452	1,672,875

Commitments and contingencies (Note 11)

Redeemable noncontrolling interest	442	472

Stockholders' equity:
Preferred stock, $0.01 par value per share,
200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share,
300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized,
181,225 and 180,188 shares issued, and 175,019 and 175,070 shares outstanding, respectively	1,751	1,751
Capital in excess of par value	1,527,977	1,528,435
Accumulated loss	(190,137)	(182,813)
Accumulated distributions	(205,076)	(186,551)
Accumulated other comprehensive loss	(5,632)	(7,863)
Total stockholders' equity	1,128,883	1,152,959
Noncontrolling interest	1,264	1,386
Total equity	1,130,589	1,154,817
Total liabilities and equity	$2,823,041	$2,827,692

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental income from operating leases	$32,271	$30,576
Resident fees and services	58,220	57,344
Tenant reimbursement income	5,207	5,040
Total revenues	95,698	92,960

Operating expenses:
Property operating expenses	45,423	46,036
General and administrative	3,472	3,337
Acquisition fees and expenses	―	105
Asset management fees	7,272	6,653
Property management fees	4,612	4,470
Loss on lease terminations	―	785
Depreciation and amortization	27,456	32,565
Total operating expenses	88,235	93,951
Operating income (loss)	7,463	(991)

Other income (expense):
Interest and other income	66	28
Interest expense and loan cost amortization	(15,082)	(13,238)
Equity in earnings (loss) of unconsolidated entity	204	(120)
Total other expense	(14,812)	(13,330)

Loss before income taxes	(7,349)	(14,321)
Income tax expense	(115)	(120)
Net loss	(7,464)	(14,441)
Less: Net income (loss) attributable to noncontrolling interest	(140)	1
Net loss attributable to common stockholders	$(7,324)	$(14,442)

Net loss per share of common stock (basic and diluted)	$(0.04)	$(0.08)
Weighted average number of shares of
common stock outstanding (basic and diluted)	175,277	174,681
Distributions declared per share of common stock	$0.1058	$0.1058

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(7,464)	$(14,441)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	2,235	(7,948)
Reclassification of cash flow hedges due to ineffectiveness	(4)	18
Unrealized loss on derivative financial instruments
of equity method investments	―	(1)
Total other comprehensive income (loss)	2,231	(7,931)

Comprehensive loss	(5,233)	(22,372)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(140)	1
Comprehensive loss attributable to common stockholders	$(5,093)	$(22,373)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)
(in thousands, except per share data)
							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2016	$472	175,070	$1,751	$1,528,435	$(182,813)	$(186,551)	$(7,863)	$1,152,959	$1,386	$1,154,817
Subscriptions received for common stock through
reinvestment plan	―	1,037	10	10,402	―	―	―	10,412	―	10,412
Redemptions of common stock	―	(1,088)	(10)	(10,860)	―	―	―	(10,870)	―	(10,870)
Net loss	(30)	―	―	―	(7,324)	―	―	(7,324)	(110)	(7,464)
Other comprehensive income	―	―	―	―	―	―	2,231	2,231	―	2,231
Distribution to holder of noncontrolling interest	―	―	―	―	―	―	―	―	(12)	(12)
Cash distributions declared ($0.1058 per share)	―	―	―	―	―	(18,525)	―	(18,525)		(18,525)
Balance at March 31, 2017	$442	175,019	$1,751	$1,527,977	$(190,137)	$(205,076)	$(5,632)	$1,128,883	$1,264	$1,130,589

Balance at December 31, 2015	$551	174,430	$1,744	$1,528,781	$(151,146)	$(112,543)	$(9,747)	$1,257,089	$1,462	$1,259,102
Subscriptions received for common stock through
reinvestment plan	―	1,100	11	10,714	―	―	―	10,725	―	10,725
Redemptions of common stock	―	(277)	(4)	(2,691)	―	―	―	(2,695)	―	(2,695)
Net income (loss)	(9)	―	―	―	(14,442)	―	―	(14,442)	10	(14,441)
Other comprehensive loss	―	―	―	―	―	―	(7,931)	(7,931)	―	(7,931)
Distribution to holder of noncontrolling interest	―	―	―	―	―	―	―	―	(10)	(10)
Distribution to holder of promoted interest	―	―	―	(3,850)	―	―	―	(3,850)	―	(3,850)
Cash distributions declared ($0.1058 per share)	―	―	―	―	―	(18,454)	―	(18,454)	―	(18,454)
Balance at March 31, 2016	$542	175,253	$1,751	$1,532,954	$(165,588)	$(130,997)	$(17,678)	$1,220,442	$1,462	$1,222,446
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net cash flows provided by operating activities	$18,667	$16,008

Investing activities:
Development of properties	(20,584)	(17,526)
Capital expenditures	(2,369)	(1,472)
Payment of leasing costs	(396)	(985)
Collection of contingent purchase price consideration	102	―
Net cash used in investing activities	(23,247)	(19,983)

Financing activities:
Payment of stock issuance and offering costs	―	(32)
Distributions to stockholders, net of distribution reinvestments	(8,113)	(7,729)
Distributions to holder of noncontrolling interest	(12)	(10)
Redemptions of common stock	(10,397)	(2,739)
Draws under credit facilities	10,000	15,113
Repayments on credit facilities	(24,863)	(45,000)
Proceeds from mortgage and other notes payable	45,645	35,285
Principal payments on mortgage and other notes payable	(6,082)	(4,738)
Payment of contingent purchase price consideration	(2,529)	―
Purchase of interest rate cap	―	(587)
Lender deposits	(100)	(50)
Payment of loan costs	(302)	(845)
Net cash flows provided by (used in) financing activities	3,247	(11,332)

Net decrease in cash and restricted cash	(1,333)	(15,307)
Cash and restricted cash at beginning of period	71,238	79,209
Cash and restricted cash at end of period	$69,905	$63,902

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Accrued development costs	$10,276	$12,647
Redemptions payable	$10,870	$2,695
Distribution to holder of promoted interest	$2,000	$3,850

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (“Company”) was incorporated on June 8, 2010 and elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the year ended December 31, 2012.  The Company is externally advised by CNL Healthcare Corp. (“Advisor”) and its property manager is CNL Healthcare Manager Corp. (“Property Manager”), each of which is an affiliate of CNL Financial Group, LLC (“Sponsor”).  The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”) and CNL Securities Corp. (“Managing Dealer”), the managing dealer of the Company’s public offerings (“Offerings”).  The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the CHP Partners, LP (“Operating Partnership”) and the Advisor.  Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by affiliates of the Advisor and the Property Manager.  In addition, third-party sub-property managers have been engaged to provide certain property management services.

The Company contributed the net proceeds from its Offerings to the Operating Partnership in exchange for partnership interests. The Company conducts substantially all of its operations either directly or indirectly through: (1) an operating partnership, CHP Partners, LP, in which the Company is the sole limited partner and its wholly owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly-owned taxable REIT subsidiary (“TRS”), CHP TRS Holding, Inc.; (3) property owner and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

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

With the completion of the Offerings and substantial completion of its acquisition phase, the Company’s focus is on actively managing a diversified portfolio of healthcare real estate and real estate-related assets within the seniors housing, medical office, post-acute care and acute care asset classes.  The types of seniors housing that the Company has acquired include independent and assisted living facilities, continuing care retirement communities, and Alzheimer’s / memory care facilities.  The types of medical offices that the Company has acquired include medical office buildings (“MOBs”), specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services.  The types of post-acute care facilities that the Company has acquired include skilled nursing facilities and inpatient rehabilitative hospitals.  The types of acute care facilities that the Company has acquired include specialty surgical hospitals.  The Company views, manages and evaluates its portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

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

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the three months ended March 31, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017.  Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”).

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

In accordance with the guidance for the consolidation of VIEs, the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a VIE.  The Company’s analysis includes both quantitative and qualitative reviews.  The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements.  The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements.

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

Adopted Accounting Pronouncements — In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  The ASU further clarified how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.  Subsequently, in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation to the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.   As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents.   The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

The Company early adopted both ASU 2016-15 and ASU 2016-18 on January 1, 2017; the adoption of which impacted the Company’s presentation of its statement of cash flows, but did not have a material impact on the Company’s consolidated balance sheet or consolidated results of operations.  Accordingly, the Company has retrospectively adjusted the presentation of its consolidated statement of cash flows for all periods presented.  The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s condensed consolidated statement of cash flows as of March 31, 2016 (in thousands):

	As Filed		Adjusted
	March 31,		March 31,
	2016	Adjustments	2016
Investing activities:
Changes in restricted cash	$520	$(520)	$ ―
Net cash used in investing activities	$(19,463)	$(520)	$(19,983)

Net decrease in cash and restricted cash	$(14,787)	$(520)	$(15,307)
Cash and restricted cash at beginning of period	68,922	10,287	79,209
Cash and restricted cash at end of period	$54,135	$9,767	$63,902

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties that are under Common Control,” which requires an entity to consider its indirect interests held by related parties that are under common control on a proportionate basis when evaluating whether the entity is a primary beneficiary of a VIE. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016.  The Company has adopted ASU 2016-17 on January 1, 2017; the adoption of which did not have a material impact to its consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business and provides a framework by which to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied prospectively for each period presented.  The Company early adopted ASU 2017-01 on January 1, 2017; the adoption of which did not have a material impact to its consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted. In addition, in December 2016, the FASB issued ASU 2016-20, which provides technical corrections and improvements to ASC 606 based on questions that stakeholders have raised while working through the implementation.  ASC 606 can be adopted using one of two retrospective transition methods: (i) retrospectively to each prior reporting period presented or (ii) as a cumulative-effect adjustment as of the date of adoption.   The Company continues to execute on its implementation plan for ASC 606 and its assessment of the impact that adoption will have on the Company’s consolidated financial statements; specifically, as it relates to different revenue streams within a given contract and the impact adoption of ASC 606 could have on the Company’s financial statement disclosures.  The Company expects to use the modified retrospective approach as its transition method once it adopts this ASU and the Company expects the adoption of this ASU will not have a material impact on the amount or timing of its revenue recognition.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted.  The ASU is to be applied using a modified retrospective approach.  The Company expects to adopt this ASU on January 1, 2019 and that adoption will impact the Company’s consolidated financial statements; specifically, as it relates to arrangements in which the Company is the lessee and the required presentation of ground and air rights leases in its consolidated financial position.  However, as it relates to arrangements in which the Company is the lessor, the Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated results of operations or cash flows.

3.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Land and land improvements	$245,062	$238,121
Building and building improvements	2,389,436	2,356,789
Furniture, fixtures and equipment	71,723	67,299
Less: accumulated depreciation	(214,709)	(195,216)
Real estate investment properties, net	2,491,512	2,466,993
Real estate under development, including land	75,877	97,164
Total real estate assets, net	$2,567,389	$2,564,157

Depreciation expense on the Company’s real estate investment properties, net was approximately $19.5 million and $19.9 million for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, the Company completed construction of the Grand Junction community in Grand Junction, Colorado and the Waterstone on Augusta community in Greenville, South Carolina.  As such, the asset values related to these completed developments are included in real estate investment properties, net in the accompanying condensed consolidated balance sheet as of March 31, 2017.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

3.	Real Estate Assets, net (continued)

As of March 31, 2017, four of the Company’s seniors housing communities have real estate under development or expansion projects with third-party developers as follows (in thousands):

Property Name (and Location)	Developer	Real Estate Development Costs Incurred (1)	Remaining Development Budget (2)
Development Properties
Wellmore of Lexington (Lexington, SC)	Maxwell Group, Inc.	$46,710	$12,629
Dogwood Forest of Grayson (Grayson, GA)	Solomon Development Services, LLC	23,101	7,045
Expansion Projects
Brookridge Heights Assisted Living & Memory Care (Marquette, MI)	Capital Health Partners	3,916	1,287
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	2,150	3,892
		$75,877	$24,853

_____________

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the seniors housing community as of March 31, 2017.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

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

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

4.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31,	December 31,
	2017	2016
In-place lease intangibles	$225,246	$225,246
Above-market lease intangibles	13,974	13,974
Below-market ground lease intangibles	12,470	12,470
Less: accumulated amortization	(128,664)	(120,188)
Intangible assets, net	$123,026	$131,502

Below-market lease intangibles	$(12,060)	$(12,060)
Above-market ground lease intangibles	(3,488)	(3,488)
Less: accumulated amortization	4,619	4,247
Intangible liabilities, net (1)	$(10,929)	$(11,301)

____________

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $8.5 million for the three months ended March 31, 2017, of which approximately $0.4 million was treated as a reduction of rental income from operating leases, approximately $0.1 million was treated as an increase of property operating expenses and approximately $8.0 million was included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $13.2 million for the three months ended March 31, 2016, of which approximately $0.5 million was treated as a reduction of rental income from operating leases, approximately $0.1 million was treated as an increase of property operating expenses and approximately $12.6 million was included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $0.4 million for the three months ended March 31, 2017, of which approximately $0.4 million was treated as an increase of rental income from operating leases and approximately $0.02 million was treated as a reduction of property operating expenses.  For the three months ended March 31, 2016, amortization on the Company’s intangible liabilities was approximately $0.4 million, of which approximately $0.4 million was treated as an increase of rental income from operating leases and approximately $0.02 million was treated as a reduction of property operating expenses.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

5.	Variable Interest Entities

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Assets:
Real estate investment properties, net	$138,976	$112,929
Real estate under development, including land	$69,801	$80,473
Intangibles, net	$2,627	$2,891
Cash	$1,043	$916
Deferred rent and lease incentives	$2,993	$3,061
Other assets	$790	$1,130
Restricted cash	$20	$20
Liabilities:
Mortgages and other notes payable, net	$124,801	$104,890
Accounts payable and accrued liabilities	$1,916	$1,461
Accrued development costs	$11,895	$15,369
Other liabilities	$819	$976
Due to related parties	$101	$107

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $74.9 million as of March 31, 2017. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

As of March 31, 2017 and December 31, 2016, the Company had 10 subsidiaries which are classified as VIEs due to the following factors and circumstances:

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

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

6.	Contingent Purchase Price Consideration

The following table provides a roll-forward of the fair value of the Company’s aggregate contingent purchase price consideration for the three months ended March 31, 2017 and 2016 (in thousands):

	Quarter Ended March 31, 2017
Property	Beginning asset (liability) as of December 31, 2016	Contingent Consideration Payment (Receipt)		Change in Fair Value		Contingent Consideration in Connection with Acquisition	Ending asset (liability) as of March 31, 2017
Superior Residences of Panama City	$(4,000)	$2,000	$	―	$	―	$(2,000)
Siena Pavilion VI	(645)	529		―		―	(116)
Center One	1,079	(102)		―		―	977
	$(3,566)	$2,427	$	―	$	―	$(1,139)

	Quarter Ended March 31, 2016
Property	Beginning asset (liability) as of December 31, 2015		Contingent Consideration Payment (Receipt)		Change in Fair Value		Contingent Consideration in Connection with Acquisition	Ending asset (liability) as of March 31, 2016
Superior Residences of Panama City	$(3,000)	$	―	$	―	$	―	$(3,000)
The Shores of Lake Phalen	(750)		―		―		―	(750)
Siena Pavilion VI	(3,750)		―		―		―	(3,750)
Center One	1,019		(79)		―		―	940
	$(6,481)		$(79)	$	―	$	―	$(6,560)

The fair value of the contingent purchase price consideration is based on a then-current income approach that is primarily determined based on the present value and probability of future cash flows using internal underwriting models.  The income approach further includes estimates of risk-adjusted rate of return, capitalization rates for the respective property and/or lease-up assumptions.  Since these estimates include inputs that are less observable by the public and are not necessarily reflected in active markets, the measurements of the estimated fair value related to the Company’s contingent purchase price consideration are categorized as Level 3 on the three-level fair value hierarchy.  There were no transfers into and out of fair value measurement levels during the three months ended March 31, 2017.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

7.	Indebtedness

The following table provides details of the Company’s indebtedness as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Mortgages payable and other notes payable:
Fixed rate debt	$379,643	$382,129
Variable rate debt (1)	603,923	561,874
Mortgages and other notes payable (2)	983,566	944,003
Premium (discount), net (3)	(29)	(67)
Loan costs, net	(7,143)	(7,213)
Total mortgages and other notes payable, net	976,394	936,723
Credit facilities:
Revolving Credit Facility (4) (5)	180,000	194,863
First Term Loan Facility (1)	175,000	175,000
Second Term Loan Facility (5)	275,000	275,000
Loan costs, net related to Term Loan Facilities	(2,639)	(2,874)
Total credit facilities, net	627,361	641,989
Total indebtedness, net	$1,603,755	$1,578,712

_____________

FOOTNOTES:

(1)

As of March 31, 2017 and December 31, 2016, the Company had entered into interest rate swaps with notional amounts of approximately $519.4 million and $521.5 million, respectively, which settle on a monthly basis. Refer to Note 9. “Derivative Financial Instruments” for additional information.

(1)

As of March 31, 2017 and December 31, 2016, the Company’s mortgages and other notes payable are collateralized by 76 and 75 properties, respectively, with total carrying value of approximately $1.6 billion and $1.6 billion, respectively.

(1)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(1)

As of March 31, 2017 and December 31, 2016, the Company had undrawn availability under the senior unsecured revolving line of credit (“Revolving Credit Facility”) of approximately $23.5 million and $11.1 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

(1)

As of March 31, 2017 and December 31, 2016, the Company had entered into interest rate caps with notional amounts of approximately $410.0 million and $410.0 million, respectively.  Refer to Note 9. “Derivative Financial Instruments” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

7.	Indebtedness (continued)

The following table provides details of the fair market value and carrying value of the Company’s indebtedness as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,		December 31,
	2017		2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$982.0	$976.4	$943.4	$936.7
Credit facilities	$630.0	$627.4	$644.9	$642.0

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of March 31, 2017 and December 31, 2016 because of the relatively short maturities of the obligations.

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

As of March 31, 2017, the Company was in compliance with all financial covenants and ratios.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

8.	Related Party Arrangements

In February 2017, the Company’s board of directors approved the fourth amended and restated expense support agreements with both the Advisor and Property Manager that are effective January 1, 2017.  These amendments limit the annual expense support amount, in the aggregate, to an annualized four percent of the weighted average of the Board’s most recent determination of estimated net asset value (“NAV”) per share and change the calculation to exclude the impact of completed development properties for a specified period of time after the property is placed into service (as defined in the agreements).  These amendments, along with the original expense support agreements and previous amendments govern the fees and expenses charged by the Advisor and Property Manager to the Company.  Refer to the Company’s Annual Report on Form 10-K for further information related to these previous expense support agreements.

Under the terms of the expense support agreements, for each quarter within a calendar expense support year, the Company will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreements, the Company will issue, within 90 days following the determination date, a number of shares of forfeitable restricted common stock (“Restricted Stock”) equal to the quotient of the expense support amounts provided by the Advisor and Property Manager for the preceding calendar year divided by the Company’s then-current NAV per share of common stock.  The terms of the expense support agreements automatically renew for consecutive one year periods, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice to the Company.

The following fees were settled and paid in the form of Restricted Stock in connection with the expense support agreements for the three months ended March 31, 2017 and the three months ended March 31, 2016, and cumulatively as of March 31, 2017 (in thousands, except offering price):

	Three Months Ended			As of
	March 31,			March 31,
	2017		2016	2017
Asset management fees (1)	$	―	$375	$13,565
Then-current offering price or NAV (2)		$10.04	$9.75	$10.04
Restricted Stock shares (3)		―	38	1,332
Cash distributions on Restricted Stock (4)		$112	$90	$923

______________

FOOTNOTES:

(1)	No other amounts were eligible to be settled in accordance with the expense support agreements for the three months ended March 31, 2017.
(2)

The number of Restricted Stock shares granted to the Advisor in lieu of payment in cash is determined by dividing the expense support amount for the respective determination date by the then-current NAV per share.

(3)

No fair value has been assigned to the Restricted Stock shares as the shares were valued at zero at issuance, which represents the lowest possible value estimated at vesting. In addition, the Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met through March 31, 2017.

(4)	The cash distributions have been recognized as compensation expense as issued and included in general and administrative expense in the accompanying condensed consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

8.	Related Party Arrangements (continued)

The expenses and fees incurred by and reimbursable to the Company’s related parties for the three months ended March 31, 2017 and 2016, and related amounts unpaid as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Three Months Ended		Unpaid amounts as of (1)
	March 31,		March 31,	December 31,
	2017	2016	2017	2016
Reimbursable expenses:
Operating expenses (2)	$1,302	$1,230	$1,406	$1,072
Acquisition fees and expenses	―	30	―	3
	1,302	1,260	1,406	1,075
Investment services fees (3)	40	―	―	17
Financing coordination fees (4)	280	―	280	―
Property management fees (5)	1,263	1,199	411	417
Asset management fees (6)	7,487	7,198	2,516	1,956
	$10,372	$9,657	$4,613	$3,465

_______________

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.

(3)

For the three months ended March 31, 2017, the Company incurred approximately $0.04 million in investment service fees related to the Company’s completed developments, of which approximately $0.04 million were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.  There were no such fees recorded during the three months ended March 31, 2016.  Investment services fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.

(4)

For the three months ended March 31, 2017, the Company incurred approximately $0.3 million in financing coordination fees related to the Tega Cay loan refinancing. There were no financing coordination fees for the three months ended March 31, 2016.

(5)

For the three months ended March 31, 2017, the Company incurred approximately $1.3 million in property and construction management fees payable to the Property Manager of which approximately $0.2 million in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2016, the Company incurred approximately $1.2 million in property and construction management fees payable to the Property Manager of which approximately $0.2 million in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.

(6)

For the three months ended March 31, 2017, the Company incurred approximately $7.5 million in asset management fees payable to the Advisor of which approximately $0.2 million was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet.  No expense support was received for the three months ended March 31, 2017.  For the three months ended March 31, 2016, the Company incurred approximately $7.2 million in asset management fees payable to the Advisor of which approximately $0.2 million was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets. In addition, the Company recognized a reduction in asset management fees of approximately $0.4 million for the three months ended March 31, 2016 as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the expense support agreements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

9.	Derivative Financial Instruments

The following summarizes the terms of the Company’s, or its equity method investments’, derivative financial instruments and the corresponding asset (liability) as of March 31, 2017 and December 31, 2016 (in thousands):

Notional Amount							Fair value asset (liability) as of
		Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	March 31, 2017		December 31, 2016

$11,999	(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018		$(15)		$(44)
$37,294	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018		$(652)		$(878)
$25,413	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018		$(507)		$(667)
$10,358	(3)	3.0%	― %	6/27/2014	6/30/2014	6/30/2017	$	―	$	―
$47,761	(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019		$(749)		$(949)
$81,998	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019		$(1,181)		$(1,512)
$6,846	(2)	1.2%	2.3%	11/12/2014	11/15/2014	10/15/2017		$(4)		$(17)
$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019		$(373)		$(992)
$133,134	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019		$(421)		$(976)
$260,000	(3)	1.5%	― %	11/19/2015	11/19/2015	11/30/2018		$608		$600
$150,000	(3)	1.5%	― %	3/1/2016	3/1/2016	11/30/2018		$351		$346

_______________

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
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

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

10.	Equity

Stockholders’ Equity:

Distribution Reinvestment Plan — For the three months ended March 31, 2017 and 2016, the Company received proceeds through its Reinvestment Plan of approximately $10.4 million (1.0 million shares) and $10.7 million (1.1 million shares), respectively.

Distributions — The following table details the Company’s historical estimated NAV per share, including the prices pursuant to the Reinvestment Plan and the Company’s monthly cash distributions per share:

	NAV per Share	Reinvestment Plan Price per Share	Monthly Cash Distributions
Period
February 12, 2016 through February 13, 2017	$9.75	$9.75	$0.0353
February 14, 2017 through March 31, 2017	$10.04	$10.04	$0.0353

During the three months ended March 31, 2017 and 2016, the Company declared cash distributions of $18.5 million and $18.5 million, respectively, of which $8.1 million and $7.7 million, respectively, were paid in cash to stockholders and $10.4 million and $10.7 million, respectively, were reinvested pursuant to the Reinvestment Plan.

Redemptions — During the three months ended March 31, 2017 and 2016, the Company received requests for the redemption of common stock of approximately $10.9 million and $2.7 million, respectively, all of which were approved for redemption at an average price of $9.99 and $9.73, respectively.

Promoted Interest — During the three months ended March 31, 2016, the Company recorded, as a reduction to capital in excess of par value, approximately $3.9 million related to a distribution of promoted interest owed to the third-party developer of Dogwood Forest of Acworth.  There were no such distributions recorded during the three months ended March 31, 2017.

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investments, and included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2017 and 2016 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments		Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss into earnings
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2017	2016		2017	2016
Interest rate swaps	$2,132	$(6,491)	Interest expense and loan cost amortization	$(1,509)	$(1,296)
Interest rate caps	103	(1,457)	Interest expense and loan cost amortization	(90)	―
Reclassification of interest rate swaps due to ineffectiveness	(4)	18	Interest expense and loan cost amortization	4	(18)
Interest rate cap held by unconsolidated joint venture	―	(1)	Not applicable	―	―
Total	$2,231	$(7,931)		$(1,595)	$(1,314)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

11.	Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of March 31, 2017 (unaudited) and December 31, 2016.  Amounts as of December 31, 2016 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

CNL Healthcare Properties, Inc. is a Maryland corporation that incorporated on June 8, 2010.  We qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2012 and our intention is to be organized and operate in a manner that allows us to remain qualified.  The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries.

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

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 34 states. The map below shows our current property allocations across geographic regions as of March 31, 2017:

As of March 31, 2017, our healthcare investment portfolio consisted of interests in 143 properties, including 72 seniors housing communities, 54 MOBs, 12 post-acute care facilities and five acute care hospitals.  Of our properties held at March 31, 2017, four of our 72 seniors housing communities currently have real estate under development or current expansion projects and five were owned through an unconsolidated joint venture.  The following table summarizes our healthcare portfolio by asset class and investment structure as of March 31, 2017:

			Amount of	Percentage
Type of Investment	Number of Investments		Investments (in millions)	of Total Investments
Consolidated investments:
Seniors housing leased (1)	16		$360.9	11.9%
Seniors housing managed (2)	49		1,286.5	42.5%
Seniors housing developments (3)	2		69.8	2.3%
Seniors housing expansion projects (3)	―	(4)	6.1	0.2%
Medical office leased (1)	54		931.4	30.7%
Post-acute care leased (1)	12		190.8	6.3%
Acute care leased (1)	5		153.9	5.1%
Unconsolidated investments:
Seniors housing managed (5)	5		31.1	1.0%
	143		$3,030.5	100.0%

_____________

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	Investments herein represent funded and accrued development costs as of March 31, 2017.
(4)	Investments herein relate to expansion projects whose property counts are included in seniors housing managed.
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

During the three months ended March 31, 2017, we continued to fund costs relating to existing development and value-add or stabilizing properties.  During the construction and lease-up phase, these types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our results of operations and net asset valuation.  However, we believe that deploying a portion of our capital into these types of properties is beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions.  Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

Based on revenues for the three months ended March 31, 2017, the Company’s portfolio is comprised of 92.2% stabilized properties, of which 1.6% are completed developments, and 7.8% value-add or stabilizing properties, of which 1.1% are recently completed developments that are currently in the lease-up phase.

The following table lists our occupancy, RevPOU and rent per square feet by asset class within our healthcare portfolio as of March 31, 2017:

Operating Stage	Occupancy %	RevPOU	Rent per Square Feet
Value-add or Stabilizing:
Seniors Housing	78.4%	$3,834	$—
Medical Office	81.1%	$—	$2.89
Stabilized:
Seniors Housing	90.0%	$4,652	$—
Medical Office	95.4%	$—	$2.67
Acute	100.0%	$—	$3.00
Post-Acute (1)	100.0%	$7,025	$3.20

_____________

FOOTNOTE:

(1)	Post-acute is comprised of skilled nursing facilities, which are evaluated based on RevPOU, and inpatient rehab hospitals, which are evaluated based on rent per square feet.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 5% or more of our rentable space as of March 31, 2017:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	21.4%	2022-2025
Parc Communities, LLC (1)	2	385	6.5%	2017
Novant Medical Group, Inc.	5	297	5.1%	2017-2025
Other tenants and vacancies (2)	67	3,939	67.0%	2017-2038
	87	5,882	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	6	1,803	31.1%	2019-2021
Prestige Senior Living, LLC	13	895	15.5%	2019
MorningStar Senior Management, LLC	4	834	14.4%	2018-2019
SLH Austin Manager, LLC	3	431	7.5%	2020-2025
HarborChase Retirement, LLC	4	380	6.6%	2018-2024
Other operators (2)	19	1,441	24.9%	2017-2025
	49	5,784	100.0%

_____________

FOOTNOTE:

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

During the three months ended March 31, 2017, our rental revenues from operating leases represented approximately 33.7% of our total revenues.  As of March 31, 2017, approximately 68.1% of our rental revenues from operating leases were scheduled to expire in 2022 or later.  Based on this, we do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2017, each of the next nine years and thereafter on our consolidated healthcare investment portfolio (excludes real estate under development), assuming that none of the tenants exercise any of their renewal options, as of March 31, 2017 (in thousands, except for number of tenants and percentages):

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2017	66	603	$9,823	8.6%
2018	100	409	8,604	7.5%
2019	78	331	6,619	5.8%
2020	56	313	6,018	5.2%
2021	49	285	5,503	4.8%
2022	31	1,047	15,981	13.9%
2023	86	775	18,587	16.2%
2024	10	250	5,928	5.2%
2025	33	607	11,722	10.2%
2026	4	154	3,237	2.8%
Thereafter	42	807	22,787	19.8%
Total	555	5,580	$114,808	100.0%

Weighted Average Remaining Lease Term: (3)			6.9 years

_____________

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent escalations included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Real Estate Under Development

As of March 31, 2017, we had interests in two properties under development and two properties with expansion projects that will provide us with 360 additional units upon completion as follows:

Property Name (and Location)	Developer	Number of Additional Units upon Completion	Development Costs Incurred (in millions) (1)	Remaining Development Budget (in millions) (2)	Construction Loan Capacity (in millions)	Estimated Completion Date
Development Properties
Wellmore of Lexington (Lexington, SC)	Maxwell Group, Inc.	200 units	$46.7	$12.6	$15.0	2nd quarter 2017
Dogwood Forest of Grayson (Grayson, GA)	Solomon Development Services, LLC	99 units	23.1	7.0	10.3	3rd quarter 2017
Expansion Projects
Brookridge Heights Assisted Living & Memory Care (Marquette, MI)	Capital Health Partners	29 units	3.9	1.3	―	2nd quarter 2017
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	32 units	2.2	3.9	―	3rd quarter 2017
	Total	360 units	$75.9	$24.8	$25.3

_____________

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of these properties as of March 31, 2017.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount represents the remaining development budget as of March 31, 2017 and includes preleasing and marketing costs which will be expensed as incurred.

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

Liquidity and Capital Resources

General

While our Offerings closed on September 30, 2015, we continue to provide existing stockholders the opportunity to designate their cash distributions for reinvestment through our Reinvestment Plan.  Other potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, other assets and undistributed operating cash flows, and to a lesser extent, proceeds from the sale of properties.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of March 31, 2017, we have approximately $23.5 million of undrawn availability remaining under our Revolving Credit Facility, as discussed below.

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

Sources of Liquidity and Capital Resources

Reinvestment Plan

For the three months ended March 31, 2017 and 2016, we received proceeds from our Reinvestment Plan of approximately $10.4 million and $10.7 million, respectively.

Borrowings

During the three months ended March 31, 2017 and 2016, we borrowed proceeds of approximately $55.6 million and $50.4 million, respectively.  We have borrowed and intend to continue borrowing money to fund ongoing real estate development and other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities.  While we have substantially completed our acquisition phase, we continue to monitor and evaluate additional acquisition opportunities and may borrow additional money to fund such acquisitions.

We have pledged our properties in connection with our borrowings and may continue to strategically leverage our real estate and use debt financing as a means of providing additional funds for the payment of distributions to stockholders, working capital and for other corporate purposes.  Our ability to increase our diversification through borrowings could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on our unhedged variable rate debt or the timing of when we seek to refinance existing debt.  In addition, we will continue to evaluate the need for additional interest rate protection in the form of interest rate swaps or caps on unhedged variable rate debt.

The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.  As of March 31, 2017 and December 31, 2016, we had an aggregate debt leverage ratio of approximately 56.8% and 55.8%, respectively, of the aggregate carrying value of our assets.

Net Cash Provided by Operating Activities

We experienced positive cash flow from operating activities for the three months ended March 31, 2017 and 2016 of approximately $18.7 million and $16.0 million, respectively.  The increase in cash flows from operating activities for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily the result of the following:

•

an increase in total revenues and net operating income (“NOI”)  for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily as the result of having 136 consolidated operating properties in 2017 as compared with 133 consolidated operating properties in 2016; and

•

lower cash flows from operations being used to fund reduced or “free rent” periods for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily reflective of timing of rental payments across periods as two-single tenant properties were under “free rent” periods negotiated at inception of the respective leases during the prior period and both tenants paid rental payments during the current period;

•

offset by an increase in asset management fees resulting primarily from lower expense support amounts across periods resulting from the aforementioned factors, as well as the acquisition of Cobalt Rehabilitation Hospital of New Orleans in October 2016 and the completion of four development properties subsequent to March 31, 2016; and

•

an increase in interest expense paid resulting from an increase in our average debt outstanding as well as higher interest rates for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

We expect that cash flows provided by operating activities will grow as we increase occupancy in our existing properties and complete the development and expansion of our properties.  Since we have substantially completed our acquisition phase, we do not expect to incur significant acquisition fees and expenses in future periods and generally expect this to contribute to positive growth in our cash flows from operations in future periods.

Expense Support Agreements

In February 2017, our board of directors approved the fourth amended and restated expense support agreements with both the Advisor and Property Manager that are effective January 1, 2017.  These amendments limit the annual expense support amount, in the aggregate, to an annualized four percent of the weighted average of the Board’s most recent determination of estimated NAV per share and change the calculation to exclude the impact of completed development properties for a specified period of time after the property is placed into service (as defined in the agreement).  These amendments, along with the original agreements and previous amendments govern the fees and expenses charged by the Advisor and Property Manager to the Company.  Refer to our Annual Report on Form 10-K for further information.

Under the terms of the expense support agreements, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreements, we will issue, within 90 days following the determination date, a number of shares of Restricted Stock equal to the quotient of the expense support amounts provided by our Advisor and Property Manager for the preceding calendar year divided by our then-current NAV per share of common stock.  The terms of the expense support agreements automatically renew for consecutive one year periods, subject to the right of our Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice.  For the three months ended March 31, 2016, we recognized approximately $0.4 million as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the expense support agreements.   We did not recognize or estimate annual expense support for the three months ended March 31, 2017.

Refer to Note 8. “Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Lease Incentives

During the three months ended March 31, 2017 and 2016, we paid approximately $2.9 million and $3.0 million, respectively, of costs on behalf of our tenants as lease incentives in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs.  Lease incentives are capitalized as deferred rent and amortized as straight-line rent over the respective lease terms.  While we expect the impact of these lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will contribute to same-store NOI growth in future periods and that the extension of existing lease terms could increase the value of our properties.

Development Properties

In connection with our seniors housing and post-acute care developments, we funded approximately $20.6 million and $17.5 million in development costs during the three months ended March 31, 2017 and 2016, respectively.  Pursuant to the development agreements for the active properties under development as of March 31, 2017, we expect to fund approximately $24.9 million of additional development and other costs.  We expect to fund the remaining development and other costs primarily from construction loans on each development or cash flows from financing activities.  During the three months ended March 31, 2017, we completed the construction and placed into service both the Welbrook Senior Living Grand Junction and Waterstone on Augusta development properties.  We expect to incur additional pre-leasing and marketing activities on certain of these properties as they continue through the lease-up phase in 2017 and 2018 and we have the ability to fund approximately $5.6 million of such costs for these properties from the related construction loans.

As a result of our completed seniors housing developments continuing to move towards or achieving stabilization, we expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties.  No such payments were made nor had any of the performance metrics been met during the three months ended March 31, 2017. We continue to monitor the lease-up of these properties to determine whether the established performance metrics have been met.  As of March 31, 2017, we have retained an approximate $2.0  million distribution liability to the holder of promoted interest for Dogwood Forest until the completion of the Dogwood Forest of Grayson development, which is expected to occur in the third quarter of 2017.

Debt Repayments

During the three months ended March 31, 2017, we paid approximately $30.9 million of total repayments which was comprised of $24.9 million in repayments on our Revolving Credit Facility and $6.1 million of scheduled repayments. During the three months ended March 31, 2016, we paid approximately $49.7 million of total repayments which was comprised of $45.0 million in repayments on our Revolving Credit Facility and $4.7 million of scheduled repayments.

Contingent Purchase Price Consideration

During the three months ended March 31, 2017, we paid approximately $2.5 million in contingent purchase price consideration, all of which had been anticipated and accrued as of December 31, 2016.  Refer to Note 6. “Contingent Purchase Price Consideration” for additional information.

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for three months ended March 31, 2017 and 2016 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Cash Flows Provided by Operating Activities (3)
2017 Quarters
First	$0.1058	$18,525	$10,412	$8,113	$18,667
Total	$0.1058	$18,525	$10,412	$8,113	$18,667

2016 Quarters
First	$0.1058	$18,454	$10,725	$7,729	$16,008
Total	$0.1058	$18,454	$10,725	$7,729	$16,008

_____________

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)

For the three months ended March 31, 2017 and 2016, our net loss attributable to common stockholders was approximately $7.3 million and $14.4 million, respectively, while total distributions declared were approximately $18.5 million and $18.5 million, respectively.  For the three months ended March 31, 2017 and 2016, approximately 100% and 87%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 0% and 13%, respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

(3)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.  GAAP requires the payment of certain items (most notably, lease incentives and acquisition fees and costs related to business combinations) to be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations.  For example, during the three months ended March 31, 2017 and 2016 we paid approximately $2.9  million and $3.0 million, respectively, of lease incentives and expensed approximately $0.0 million and $0.1 million, respectively, in acquisition fees and expenses.

Common Stock Redemptions

Our redemption plan allows stockholders who hold shares for at least one year to request that we redeem between 25% and 100% of their shares.  If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•

If we elect to redeem shares, some or all of the proceeds from the sale of shares under our distribution Reinvestment Plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter;

•	No more than 5% of the weighted average number of shares of our common stock outstanding during such 12-month period may be redeemed during such 12-month period; and
•

Redemption pricing shall be at the Company’s then-current NAV per share as published from time to time in our Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K, provided, however, that the price shall not exceed an amount equal to the lesser of (i) the then-current estimated NAV per share of our common stock and (ii) the purchase price paid by the stockholder.

Our board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in our best interest.

During the three months ended March 31, 2017, approximately $10.4 million was paid related to prior year redemption requests that were payable as of December 31, 2016.  In addition, subsequent to March 31, 2017, we paid approximately $10.9  million in redemptions of common stock related to requests received for the three months ended March 31, 2017.  During the three months ended March 31, 2016, approximately $2.7 million was paid related to prior year redemption requests that were payable as of December 31, 2015 and $2.7 million was payable as of March 31, 2016.

During the three months ended March 31, 2017, we received requests for the redemption of common stock of approximately $10.9 million which exceed proceeds received from our Reinvestment Plan by approximately $0.5 million.  Our board of directors approved the excess redemptions for the current quarter, which were paid in April 2017, as there were some unused proceeds from the Reinvestment Plan in the previous quarter.  The aggregate amount of funds available for redemptions may be less than, but is not expected to exceed, the aggregate proceeds received through our Reinvestment Plan for the year ending December 31, 2017.  There is no guarantee that any funds will be set aside under the Reinvestment Plan or otherwise made available for the redemption plan during any period during which redemptions may be requested.

We are not obligated to redeem shares under our redemption plan.  Our board of directors will continue to evaluate the aggregate amount of funds that will be used to redeem shares pursuant to the redemption plan on a quarterly basis and will determine the amount of shares to be redeemed based on what it believes to be in the best interest of the Company and our stockholders as the redemption of shares dilutes the amount of cash available for other corporate purposes.  The aggregate amount of funds may be less than, but is not expected to exceed, the aggregate proceeds received through our Reinvestment Plan.

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and we have determined to redeem shares, we will redeem pending requests in the following order:

•	pro rata as to redemptions sought upon a stockholder’s death;

•	pro rata as to redemptions sought by stockholders with a qualifying disability or by stockholders who have been confined to a long-term care facility;
•	pro rata as to redemptions sought by stockholders subject to bankruptcy;
•	pro rata as to redemptions that would result in a stockholder owning less than 100 shares; and
•	pro rata as to all other redemption requests.

With respect to a stockholder whose shares are not redeemed due to insufficient funds in that quarter, the redemption request will be retained by us unless it is withdrawn by the stockholder, and such shares will be redeemed in subsequent quarters as funds become available and before any subsequently received redemption requests are honored, subject to the priority for redemption requests listed in (i) through (vi) above.  Until such time as the Company redeems the shares, a stockholder may withdraw its redemption request as to any remaining shares not redeemed.  Redeemed shares are considered retired and will not be reissued.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in “Part II, Item 1A” of this report and the “Risk Factors” section of our Annual Report.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

As of March 31, 2017 we owned 136 consolidated operating real estate investment properties and our portfolio consisted of 5,546 units operated under management agreements with third-party operators and approximately 5.9 million rentable square feet that was 94.9% leased to third-party tenants.

	Investment count as of
	March 31,
Consolidated operating investment types:	2017	2016
Seniors housing leased	16	15
Seniors housing managed	49	48
Medical office leased	54	54
Post-acute care leased	12	10
Acute care leased	5	5
	136	132

Rental Income from Operating Leases. Rental income from operating leases was approximately $32.3 million for the three months ended March 31, 2017 as compared to approximately $30.6 million, respectively, for the three months ended March 31, 2016.  The increase in rental income from operating leases across periods primarily resulted from: (1) the transition of Wellmore of Tega Cay in August 2016 from being managed pursuant to a third-party management contract under a RIDEA structure to being leased to a third-party operator under a triple-net lease arrangement (“Tega Cay Managed to Lease Transition”); (2) the acquisition of Cobalt Rehabilitation Hospital of New Orleans in October 2016; and (3) the completion of Grand Junction Senior Living development and the commencement of the related lease in March 2017.

Resident Fees and Services. Resident fees and services income was approximately $58.2  million for the three months ended March 31, 2017 as compared to approximately $57.3 million for the three months ended March 31, 2016.  The increase in resident fees and services is primarily a result of year-over-year growth in occupancy rates at our value-add seniors housing properties as well as the completion of our Watercrest at Katy, Fieldstone at Pear

Orchard and Waterstone on Augusta developments subsequent to March 31, 2016, offset by the sale of Dogwood Forest of Acworth in November 2016 and the Tega Cay Managed to Lease Transition.

Property Operating Expenses. Property operating expenses were approximately $45.4  million for the three months ended March 31, 2017 as compared to approximately and $46.0 million for the three months ended March 31, 2016.  The decrease in property operating expenses is primarily a result of the sale of Dogwood Forest of Acworth in November 2016 and the Tega Cay Managed to Lease Transition offset by increased property operating expenses at our value-add seniors housing properties due to year-over-year growth in occupancy rates as well as the completion of our Watercrest at Katy, Fieldstone at Pear Orchard and Waterstone on Augusta developments subsequent to March 31, 2016.

Asset Management Fees. We incurred asset management fees payable to our Advisor of approximately $7.5 million for the three months ended March 31, 2017 as compared to approximately $7.2 million for the three months ended March 31, 2016.  For the three months ended March 31, 2017, approximately $0.2 million of asset management fees were capitalized as real estate under development. For the three months ended March 31, 2016, we recognized a reduction in asset management fees of approximately $0.4 million as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the expense support agreements and approximately $0.2 million were capitalized as real estate under development.  As described in Note 8. “Related Party Arrangements,” there was no expense support estimated during the three months ended March 31, 2017. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $27.5 million for the three months ended March 31, 2017, as compared to approximately $32.6 million for the three months ended March 31, 2016.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The decrease in depreciation and amortization expense across periods resulted from several intangible assets related to our seniors housing investments being fully amortized by the end of 2016.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $16.1 million for the three months ended March 31, 2017 as compared to approximately $14.0 million for the three months ended March 31, 2016.  For the three months ended March 31, 2017, approximately $1.0 million was capitalized as development costs relating to our real estate under development, as compared to approximately $0.8 million for the three months ended March 31, 2016.  The increase in interest expense and loan cost amortization was primarily the result of an increase in our average debt outstanding to approximately $1.6 billion for the three months ended March 31, 2017, as compared with approximately $1.5 billion for the three months ended March 31, 2016 as well as an increase in LIBOR for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Equity in Earnings (Loss) of Unconsolidated Entity. Our unconsolidated entity relating to our investment in the Windsor Manor joint venture generated earnings of approximately $0.2 million for three months ended March 31, 2017, as compared to a loss of approximately ($0.1) million for the three months ended March 31, 2016.  Equity in earnings (loss) of unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences.  The improved financial results across periods is partially attributable to the decision to transition the property manager in April 2016 at the five properties owned through the Windsor Manor joint venture.

Net Income (Loss) Attributable to Noncontrolling Interests.  During the three months ended March 31, 2017, net loss attributable to our co-venture partners was approximately ($0.1) million as compared to net income of approximately one thousand dollars for the three months ended March 31, 2016. In accordance with the provisions of each joint venture agreement, we allocate loss from operations to our co-venture partners based on their percentage ownership in each joint venture. These losses are primarily related to our Watercrest at Katy and Fieldstone at Pear Orchard joint ventures, which both completed construction in 2016 and are in the lease-up phase.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as rental income from operating leases, resident fees and services and tenant reimbursement income less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated NOI from acquisitions made or developments completed after January 1, 2016, which are excluded as we did not own those properties during the entirety of all periods presented.  In understanding our operating results in the accompanying condensed consolidated financial statements, it is important to understand how the growth in our assets has impacted our results.  The chart below illustrates our net losses, and NOI for the three months ended March 31, 2017 and 2016 (in thousands) and the amount invested in properties as of March 31, 2017 and 2016 (in millions):

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
Net loss	$(7,464)	$(14,441)
Adjusted to exclude:
General and administrative expenses	3,472	3,337
Acquisition fees and expenses	―	105
Asset management fees	7,272	6,653
Loss on lease terminations	―	785
Depreciation and amortization	27,456	32,565
Other expenses, net of other income	14,812	13,330
Income tax expense	115	120
NOI	45,663	42,454	$3,209	7.6%
Less: Non-same-store NOI	(1,344)	(1,292)
Same-store NOI	$44,319	$41,162	$3,157	7.7%
Invested in operating properties, end of period (in millions)	$2,924	$2,821

Overall, our NOI for the three months ended March 31, 2017 increased by approximately $3.2 million.  Our non-same-store NOI of approximately $1.3 million for the three months ended March 31, 2017 primarily related to the acquisition of Cobalt Rehabilitation Hospital of New Orleans in October 2016, as well as the completion of five development properties after January 1, 2016.  Our same-store NOI for the three months ended March 31, 2017 increased by approximately $3.2 million, or 7.7%, as compared to the same period in the prior year.  The increase in same-store NOI is primarily attributable to year-over-year revenue and occupancy growth within our seniors housing properties and most notably attributable to the following properties:

•

The transition of our Wellmore of Tega Cay property in August 2016 from being managed pursuant to a third-party management contract under a RIDEA structure to being leased to a third-party operator under a triple-net lease arrangement;

•	Improved financial results and year-over-year occupancy growth at our Pacific Northwest Communities, which represent value-add properties; and
•

The lease-up of additional assisted living units that resulted from our conversion of certain skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities, which were completed in the third quarter of 2016.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders	$(7,324)	$(14,442)
Adjustments:
Depreciation and amortization	27,456	32,565
FFO adjustments from unconsolidated entities (1)	21	347
FFO attributable to common stockholders	20,153	18,470
Acquisition fees and expenses (2)	―	105
Straight-line rent adjustments (3)	(603)	(1,984)
Amortization of above and below market intangibles (4)	180	215
Unrealized loss from mark-to-market adjustments on swaps (5)	(4)	18
Loss on lease terminations (6)	―	785
MFFO attributable to common stockholders	$19,726	$17,609
Weighted average number of shares of common
Weighted average number of shares of common stock outstanding (basic and diluted)	175,277	174,681
Net loss per share (basic and diluted)	$(0.04)	$(0.08)
FFO per share (basic and diluted)	$0.11	$0.11
MFFO per share (basic and diluted)	$0.11	$0.10

______________

FOOTNOTES:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
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

Off-Balance Sheet Arrangements

As of March 31, 2017, our off-balance sheet and other arrangements were not materially different from the amounts reported for the year ended December 31, 2016.  Refer to our annual report on Form 10-K for the year ended December 31, 2016 for a summary of our off-balance sheet and other arrangements.

Contractual Obligations

The following table presents our contractual obligations by payment period as of March 31, 2017 (in thousands):

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$92,434	$653,664	$213,421	$123,960	$1,083,479
Credit facilities (principal and interest)	196,180	195,870	281,373	―	673,423
Development contracts on development properties (1)	43,663	―	―	―	43,663
Ground and air rights leases (2)	1,489	4,055	4,153	111,467	121,164
	$333,766	$853,589	$498,947	$235,427	$1,921,729

_____________

FOOTNOTES:

(1)

These amounts represent our expected timing of such development costs, which include both accrued development costs as of March 31, 2017 of approximately $13.2 million as well as the remaining budgeted development costs not yet incurred, including start-up costs. The amounts include approximately $33.1 million of contractual obligations with third-party developers and approximately $10.6 million of additional expected development costs that have been included in the respective development budgets.

(2)	Ground and air rights leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2045 to 2082.

Critical Accounting Policies and Estimates

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of our critical accounting policies and estimates.

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

The following is a schedule as of March 31, 2017, of our fixed and variable rate debt maturities for the remainder of 2017, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities							Fair
	2017	2018	2019	2020	2021	Thereafter	Total	Value (1)
Fixed rate debt	$7,512	$204,192	$5,153	$73,631	$2,650	$86,630	$379,768	$382,000
Weighted average interest rate on fixed debt	4.25%	4.30%	4.14%	3.96%	4.24%	4.25%	4.22%
Variable rate debt	$237,794	$85,196	$481,418	$361,900	$36,839	$30,622	$1,233,769	$1,230,000
Average interest rate on variable rate debt	LIBOR + 2.39%	LIBOR + 2.35%	LIBOR + 2.34%	LIBOR + 2.37%	LIBOR + 2.37%	LIBOR + 2.52%	LIBOR + 2.36%

_____________

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2017. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2017, compared to LIBOR rates as of March 31, 2017, would result in fluctuation of interest expense on our variable rate debt of approximately $12.3 million for the year ending December 31, 2017.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of March 31, 2017, the Company’s debt is comprised of approximately 23.5% in fixed rate debt, approximately 57.6% in variable rate debt with current interest rate protection and approximately 18.9% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt.

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

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities under our redemption plan between January 1, 2017 and March 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan (1)
January 1, 2017 through January 31, 2017	―	―	―	4,996,612
February 1, 2017 through February 28, 2017	―	―	―	4,996,612
March 1, 2017 through March 31, 2017	1,088,234	$9.99	1,088,234	4,197,696
Total	1,088,234	$9.99	1,088,234

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

During the three months ended March 31, 2017, our board of directors approved approximately $0.5 million of redemptions that exceeded the proceeds received from our Reinvestment Plan for the quarter as there were some proceeds available for redemptions from the Reinvestment Plan in the previous quarter.

We are not obligated to redeem shares under our redemption plan.  Our board of directors will continue to evaluate the aggregate amount of funds that will be used to redeem shares pursuant to the redemption plan on a quarterly basis and will determine the amount of shares to be redeemed based on what it believes to be in the best interest of the Company and our stockholders as the redemption of shares dilutes the amount of cash available for other corporate purposes.  The aggregate amount of funds may be less than, but is not expected to exceed, the aggregate proceeds received through our Reinvestment Plan.

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and we have determined to redeem shares, we will redeem pending requests in the following order:

•	pro rata as to redemptions sought upon a stockholder’s death;
•	pro rata as to redemptions sought by stockholders with a qualifying disability or by stockholders who have been confined to a long-term care facility;
•	pro rata as to redemptions sought by stockholders subject to bankruptcy;
•	pro rata as to redemptions that would result in a stockholder owning less than 100 shares; and
•	pro rata as to all other redemption requests.

With respect to a stockholder whose shares are not redeemed due to insufficient funds in that quarter, the redemption request will be retained by us unless it is withdrawn by the stockholder, and such shares will be redeemed in subsequent quarters as funds become available and before any subsequently received redemption requests are honored, subject to the priority for redemption requests listed in (i) through (vi) above.  Until such time as the Company redeems the shares, a stockholder may withdraw its redemption request as to any remaining shares not redeemed.  Redeemed shares are considered retired and will not be reissued.

Item 3. Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosure – Not Applicable

Item 5. Other Information - None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of May 2017.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.