Form 10-Q
period 2017-06-30
CNL Healthcare Properties, Inc.
filed 2017-08-09
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of common stock of the registrant outstanding as of July 31, 2017 was 174,970,434.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30,	December 31,
ASSETS	2017	2016
Real estate assets:
Real estate investment properties, net (including VIEs $216,380 and $112,929, respectively)	$2,557,884	$2,466,993
Real estate under development, including land (including VIEs $0 and $80,473, respectively)	3,845	97,164
Total real estate assets, net	2,561,729	2,564,157
Intangibles, net (including VIEs $2,372 and $2,891, respectively)	114,998	131,502
Cash (including VIEs $1,535 and $916, respectively)	69,499	58,517
Deferred rent and lease incentives (including VIEs $2,893 and $3,061, respectively)	41,552	36,325
Other assets (including VIEs $754 and $1,130, respectively)	20,922	24,470
Restricted cash (including VIEs $20 and $20, respectively)	8,624	12,721
Total assets	$2,817,324	$2,827,692

LIABILITIES AND EQUITY

Liabilities:
Mortgages and other notes payable, net (including VIEs $142,822 and $104,890, respectively)	$993,761	$936,723
Credit facilities	637,598	641,989
Accounts payable and accrued liabilities (including VIEs $9,731 and $16,830, respectively)	47,210	51,752
Other liabilities (including VIEs $909 and $976, respectively)	30,593	38,946
Due to related parties (including VIEs $126 and $107, respectively)	4,170	3,465
Total liabilities	1,713,332	1,672,875

Commitments and contingencies (Note 11)

Redeemable noncontrolling interest	414	472

Stockholders' equity:
Preferred stock, $0.01 par value per share,
200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share,
300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized,
182,251 and 180,188 shares issued, and 174,973 and 175,070 shares outstanding, respectively	1,750	1,751
Capital in excess of par value	1,527,594	1,528,435
Accumulated loss	(198,038)	(182,813)
Accumulated distributions	(223,591)	(186,551)
Accumulated other comprehensive loss	(5,385)	(7,863)
Total stockholders' equity	1,102,330	1,152,959
Noncontrolling interest	1,248	1,386
Total equity	1,103,992	1,154,817
Total liabilities and equity	$2,817,324	$2,827,692

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental income from operating leases	$33,072	$31,119	$65,343	$61,695
Resident fees and services	59,789	57,979	118,009	115,323
Tenant reimbursement income	4,919	4,943	10,126	9,983
Total revenues	97,780	94,041	193,478	187,001

Operating expenses:
Property operating expenses	47,325	46,438	92,748	92,474
General and administrative	2,885	3,611	6,357	6,948
Acquisition fees and expenses	―	46	―	151
Asset management fees	7,363	5,713	14,635	12,366
Property management fees	4,809	4,695	9,421	9,165
Contingent purchase price consideration adjustments	77	(750)	77	(750)
Loss on lease terminations	―	―	―	785
Depreciation and amortization	26,830	31,574	54,286	64,139
Total operating expenses	89,289	91,327	177,524	185,278

Operating income	8,491	2,714	15,954	1,723

Other income (expense):
Interest and other income	36	17	102	45
Interest expense and loan cost amortization	(16,312)	(14,799)	(31,394)	(28,037)
Equity in earnings (loss) of unconsolidated entity	(72)	34	132	(86)
Total other expense	(16,348)	(14,748)	(31,160)	(28,078)

Loss before income taxes	(7,857)	(12,034)	(15,206)	(26,355)
Income tax expense	(139)	(55)	(254)	(175)
Net loss	(7,996)	(12,089)	(15,460)	(26,530)
Less: Net loss attributable to noncontrolling interest	(95)	(17)	(235)	(16)
Net loss attributable to common stockholders	$(7,901)	$(12,072)	$(15,225)	$(26,514)

Net loss per share of common stock (basic and diluted)	$(0.05)	$(0.07)	$(0.09)	$(0.15)
Weighted average number of shares of
common stock outstanding (basic and diluted)	175,221	175,489	175,249	175,085
Distributions declared per share of common stock	$0.2116	$0.2116	$0.2116	$0.2116

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(7,996)	$(12,089)	$(15,460)	$(26,530)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	188	(1,966)	2,423	(9,914)
Reclassification of cash flow hedges upon derecognition	55	―	55	―
Reclassification of cash flow hedges due to ineffectiveness	4	5	―	24
Unrealized loss on derivative financial instruments of equity method investments	―	―	―	(1)
Total other comprehensive income (loss)	247	(1,961)	2,478	(9,891)
Comprehensive loss	(7,749)	(14,050)	(12,982)	(36,421)
Less: Comprehensive loss attributable to noncontrolling interest	(95)	(17)	(235)	(16)
Comprehensive loss attributable to common stockholders	$(7,654)	$(14,033)	$(12,747)	$(36,405)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in		Other	Total		Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Loss	Equity	Interest	Equity
Balance at December 31, 2016	$472	175,070	$1,751	1,528,435	$(182,813)	$(186,551)	$(7,863)	$1,152,959	$1,386	$1,154,817
Subscriptions received for common stock through
reinvestment plan	—	2,063	21	20,696	—	—	—	20,717	—	20,717
Redemptions of common stock	—	(2,160)	(22)	(21,537)	—	—	—	(21,559)	—	(21,559)
Net loss	(58)	—	—	—	(15,225)	—	—	(15,225)	(177)	(15,460)
Other comprehensive income	—	—	—	—	—	—	2,478	2,478	—	2,478
Distribution to holder of noncontrolling interest	—	—	—	—	—	—	—	—	(21)	(21)
Cash distributions declared ($0.2116 per share)	—	—	—	—	—	(37,040)	—	(37,040)	—	(37,040)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	60	60
Balance at June 30, 2017	$414	174,973	$1,750	$1,527,594	$(198,038)	$(223,591)	$(5,385)	$1,102,330	$1,248	$1,103,992

Balance at December 31, 2015	$551	174,430	$1,744	$1,528,781	$(151,146)	$(112,543)	$(9,747)	$1,257,089	$1,462	$1,259,102
Subscriptions received for common stock through
reinvestment plan	—	2,193	22	21,361	—	—	—	21,383	—	21,383
Redemptions of common stock	—	(1,805)	(17)	(17,547)	—	—	—	(17,564)	—	(17,564)
Net income (loss)	(23)	—	—	—	(26,514)	—	—	(26,514)	7	(26,530)
Other comprehensive loss	—	—	—	—	—	—	(9,891)	(9,891)	—	(9,891)
Distribution to holder of noncontrolling interest	—	—	—	—	—	—	—	—	(20)	(20)
Distribution to holder of promoted interest	—	—	—	(3,850)	—	—	—	(3,850)	—	(3,850)
Cash distributions declared ($0.2116 per share)	—	—	—	—	—	(36,992)	—	(36,992)	—	(36,992)
Balance at June 30, 2016	$528	174,818	$1,749	$1,528,745	$(177,660)	$(149,535)	$(19,638)	$1,183,661	$1,449	$1,185,638

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net cash flows provided by operating activities	$41,482	$34,749
Investing activities:
Development of properties	(36,670)	(37,699)
Capital expenditures	(4,740)	(5,425)
Payment of leasing costs	(754)	(1,444)
Collection of contingent purchase price consideration	204	—
Deposits on real estate	(25)	(500)
Net cash used in investing activities	(41,985)	(45,068)
Financing activities:
Payment of stock issuance and offering costs	—	(32)
Distributions to stockholders, net of distribution reinvestments	(16,323)	(15,609)
Distributions to holders of promoted interest	(2,000)	(1,850)
Contributions from noncontrolling interest	60	—
Distributions to holder of noncontrolling interest	(21)	(20)
Redemptions of common stock	(21,284)	(5,433)
Draws under credit facilities	30,000	35,113
Repayments on credit facilities	(34,863)	(90,250)
Proceeds from mortgage and other notes payable	118,159	98,561
Principal payments on mortgage and other notes payable	(60,951)	(9,749)
Payment of contingent purchase price consideration	(2,645)	—
Purchase of interest rate cap	—	(587)
Lender deposits	(844)	(65)
Payment of loan costs	(1,900)	(1,473)
Net cash flows provided by financing activities	7,388	8,606
Net increase (decrease) in cash and restricted cash	6,885	(1,713)
Cash and restricted cash at beginning of period	71,238	79,209
Cash and restricted cash at end of period	$78,123	$77,496
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Accrued development costs	$8,788	$14,643
Redemptions payable	$10,672	$14,870
Contingent purchase price consideration	$2,000	$6,750
Distribution to holder of promoted interest	$—	$2,000

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

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

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the quarter and six months ended June 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017.  Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”).

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

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

The Company early adopted both ASU 2016-15 and ASU 2016-18 on January 1, 2017; the adoption of which impacted the Company’s presentation of its statement of cash flows, but did not have a material impact on the Company’s consolidated balance sheet or consolidated results of operations.  Accordingly, the Company has retrospectively adjusted the presentation of its consolidated statement of cash flows for all periods presented.  The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2016 (in thousands):

	As Filed		Adjusted
	June 30,		June 30,
	2016	Adjustments	2016
Investing activities:
Changes in restricted cash	$(1,773)	$1,773	$—
Net cash used in investing activities	$(46,841)	$1,773	$(45,068)

Net decrease in cash and restricted cash	$(3,486)	$1,773	$(1,713)
Cash and restricted cash at beginning of period	68,922	10,287	79,209
Cash and restricted cash at end of period	$65,436	$12,060	$77,496

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted.  The ASU is to be applied using a modified retrospective approach.  The Company continues to execute on its implementation plan for ASC 842 and expects to adopt this ASU on January 1, 2019.  The Company expects that adoption will impact the Company’s consolidated financial statements and related financial statement disclosures; specifically, (1) the Company’s consolidated financial position as it relates to the required presentation for arrangements such as ground and air rights leases in which the Company is the lessee, and (2) the allocation of consideration between lease and non-lease components for arrangements in which the Company is the lessor.  However, the Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated results of operations or cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

3.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Land and land improvements	$252,482	$238,121
Building and building improvements	2,456,479	2,356,789
Furniture, fixtures and equipment	82,950	67,299
Less: accumulated depreciation	(234,027)	(195,216)
Real estate investment properties, net	2,557,884	2,466,993
Real estate under development, including land	3,845	97,164
Total real estate assets, net	$2,561,729	$2,564,157

Depreciation expense on the Company’s real estate investment properties, net was approximately $19.3 million and $38.8 million for the quarter and six months ended June 30, 2017, respectively, and approximately $20.0 million and $39.9 million for the quarter and six months ended June 30, 2016.

The following development properties and expansion projects were completed during the six months ended June 30, 2017 and as such the related asset values are included in real estate investment properties, net in the accompanying condensed consolidated balance sheet as of June 30, 2017:

Property Name	Location	Completion Date
Development Properties
Welbrook Transitional Care Grand Junction	Grand Junction, CO	March 2017
Waterstone on Augusta	Greenville, SC	March 2017
Wellmore of Lexington	Lexington, SC	June 2017
Dogwood Forest of Grayson	Grayson, GA	June 2017

Expansion Projects
Brookridge Heights Assisted Living & Memory Care	Marquette, MI	June 2017

As of June 30, 2017, one of the Company’s seniors housing communities has a real estate expansion project with a third-party developer as follows (in thousands):

Property Name (and Location)	Developer	Real Estate Development Costs Incurred (1)	Remaining Development Budget (2)
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	$3,845	$2,408

_____________

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of the seniors housing community as of June 30, 2017.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount includes preleasing and marketing costs, which will be expensed as incurred.

The development budgets generally include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties.  Generally, the Company has delegated to an affiliate of the developer of the respective community the management and administration of the development and construction.  In most cases, the developer is generally responsible for cost overruns beyond the approved development budget for the applicable project pursuant to a cost overrun guarantee.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

4.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30,	December 31,
	2017	2016
In-place lease intangibles	$225,246	$225,246
Above-market lease intangibles	13,974	13,974
Below-market ground lease intangibles	12,470	12,470
Less: accumulated amortization	(136,692)	(120,188)
Intangible assets, net	$114,998	$131,502
Below-market lease intangibles	$(12,060)	$(12,060)
Above-market ground lease intangibles	(3,488)	(3,488)
Less: accumulated amortization	4,995	4,247
Intangible liabilities, net (1)	$(10,553)	$(11,301)

____________

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $8.0 million and $16.5 million for the quarter and six months ended June 30, 2017, of which approximately $0.4 million and $0.9 million, respectively, were treated as a reduction of rental income from operating leases, approximately $0.1 million and $0.2 million, respectively, were treated as an increase of property operating expenses and approximately $7.5 million and $15.5 million, respectively, were included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $12.2 million and $25.4 million for the quarter and six months ended June 30, 2016, of which approximately $0.5 million and $1.0 million, respectively, were treated as a reduction of rental income from operating leases, approximately $0.1 million and $0.2 million, respectively, were treated as an increase of property operating expenses and approximately $11.6 million and $24.2 million, respectively, were included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $0.4 million and $0.7 million for the quarter and six months ended June 30, 2017, of which approximately $0.4 million and $0.7 million, respectively, were treated as an increase of rental income from operating leases and approximately $0.02 million and $0.04 million, respectively, were treated as a reduction of property operating expenses.  For the quarter and six months ended June 30, 2016, amortization on the Company’s intangible liabilities was approximately $0.4 million and $0.8 million, of which approximately $0.4 million and $0.8 million, respectively, were treated as an increase of rental income from operating leases and approximately $0.02 million and $0.04 million were treated as a reduction of property operating expenses.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

5.	Variable Interest Entities

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Assets:
Real estate investment properties, net	$216,380	$112,929
Real estate under development, including land	$—	$80,473
Intangibles, net	$2,372	$2,891
Cash	$1,535	$916
Deferred rent and lease incentives	$2,893	$3,061
Other assets	$754	$1,130
Restricted cash	$20	$20
Liabilities:
Mortgages and other notes payable, net	$142,822	$104,890
Accounts payable and accrued liabilities	$2,645	$1,461
Accrued development costs	$7,086	$15,369
Other liabilities	$909	$976
Due to related parties	$126	$107

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $68.6 million as of June 30, 2017. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

As of June 30, 2017 and December 31, 2016, the Company had 10 subsidiaries which are classified as VIEs due to the following factors and circumstances:

•

Three of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to either a ground lease or an air rights lease that include buy-out and put options held by either the tenant or landlord under the applicable lease.

•	Four of these subsidiaries are entities with completed developments in which there is insufficient equity at risk due to the development nature of each entity.
•	Two of these subsidiaries are joint ventures with recently completed real estate under development in which there is insufficient equity at risk due to the development nature of each joint venture.
•	One of these subsidiaries is a joint venture with equity interest that consists of non-substantive protective voting rights, but not any participating or kick-out rights.

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

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

6.	Contingent Purchase Price Consideration

The following table provides a roll-forward of the fair value of the Company’s aggregate contingent purchase price consideration for the quarter and six months ended June 30, 2017 and 2016 (in thousands):

	Quarter Ended June 30, 2017
Property	Beginning asset (liability) as of March 31, 2017	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of June 30, 2017
Superior Residences of Panama City	$(2,000)	$—	$—	$(2,000)
Siena Pavilion VI	(116)	116	―	―
Center One	977	(102)	(77)	798
	$(1,139)	$14	$(77)	$(1,202)

	Quarter Ended June 30, 2016
Property	Beginning asset (liability) as of March 31, 2016	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of June 30, 2016
Superior Residences of Panama City	$(3,000)	$—	$—	$(3,000)
The Shores of Lake Phalen	(750)	―	750	―
Siena Pavilion VI	(3,750)	―	―	(3,750)
Center One	940	(97)	―	843
	$(6,560)	$(97)	$750	$(5,907)

	Six Months Ended June 30, 2017
Property	Beginning asset (liability) as of December 31, 2016	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of June 30, 2017
Superior Residences of Panama City	$(4,000)	$2,000	$—	$(2,000)
Siena Pavilion VI	(645)	645	―	―
Center One	1,079	(204)	(77)	798
	$(3,566)	$2,441	$(77)	$(1,202)

	Six Months Ended June 30, 2016
Property	Beginning asset (liability) as of December 31, 2015	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of June 30, 2016
Superior Residences of Panama City	$(3,000)	$—	$—	$(3,000)
The Shores of Lake Phalen	(750)	―	750	―
Siena Pavilion VI	(3,750)	―	―	(3,750)
Center One	1,019	(176)	―	843
	$(6,481)	$(176)	$750	$(5,907)

The fair value of the contingent purchase price consideration is based on a then-current income approach that is primarily determined based on the present value and probability of future cash flows using internal underwriting models.  The income approach further includes estimates of risk-adjusted rate of return, capitalization rates for the respective property and/or lease-up assumptions.  Since these estimates include inputs that are less observable by the public and are not necessarily reflected in active markets, the measurements of the estimated fair value related to the Company’s contingent purchase price consideration are categorized as Level 3 on the three-level fair value hierarchy.  There were no transfers into and out of fair value measurement levels during the quarter and six months ended June 30, 2017.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

7.	Indebtedness

The following table provides details of the Company’s indebtedness as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Mortgages payable and other notes payable:
Fixed rate debt	$377,158	$382,129
Variable rate debt (1)	624,053	561,874
Mortgages and other notes payable (2)	1,001,211	944,003
Premium (discount), net (3)	117	(67)
Loan costs, net	(7,567)	(7,213)
Total mortgages and other notes payable, net	993,761	936,723
Credit facilities:
Revolving Credit Facility (4) (5)	190,000	194,863
First Term Loan Facility (1)	175,000	175,000
Second Term Loan Facility (5)	275,000	275,000
Loan costs, net related to Term Loan Facilities	(2,402)	(2,874)
Total credit facilities, net	637,598	641,989
Total indebtedness, net	$1,631,359	$1,578,712

_____________

FOOTNOTES:

(1)

As of June 30, 2017 and December 31, 2016, the Company had entered into interest rate swaps with notional amounts of approximately $517.4 million and $521.5 million, respectively, which settle on a monthly basis. Refer to Note 9. “Derivative Financial Instruments” for additional information.

(2)

As of June 30, 2017 and December 31, 2016, the Company’s mortgages and other notes payable are collateralized by 76 and 75 properties, respectively, with total carrying value of approximately $1.6 billion and $1.6 billion, respectively.

(3)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(4)

As of June 30, 2017 and December 31, 2016, the Company had undrawn availability under the senior unsecured revolving line of credit (“Revolving Credit Facility”) of approximately $11.2 million and $11.1 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

(5)

As of June 30, 2017 and December 31, 2016, the Company had entered into interest rate caps with notional amounts of approximately $410.0 million and $410.0 million, respectively.  Refer to Note 9. “Derivative Financial Instruments” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

7.	Indebtedness (continued)

The following table provides details of the fair market value and carrying value of the Company’s indebtedness as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,		December 31,
	2017		2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$1,001.3	$993.8	$943.4	$936.7
Credit facilities	$640.0	$637.6	$644.9	$642.0

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of June 30, 2017 and December 31, 2016 because of the relatively short maturities of the obligations.

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

As of June 30, 2017, the Company was in compliance with all financial covenants and ratios.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

8.	Related Party Arrangements

In February 2017, the Company’s board of directors approved the fourth amended and restated expense support agreements with both the Advisor and Property Manager that were effective January 1, 2017.  These amendments limit the annual expense support amount, in the aggregate, to an annualized four percent of the weighted average of the Board’s most recent determination of estimated net asset value (“NAV”) per share and change the calculation to exclude the impact of completed development properties for a specified period of time after the property is placed into service (as defined in the agreements).  These amendments, along with the original expense support agreements and previous amendments govern the fees and expenses charged by the Advisor and Property Manager to the Company.  Refer to the Company’s Annual Report on Form 10-K for further information related to these previous expense support agreements.

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

The following fees have been or are expected to be settled in accordance with the expense support agreements for the quarter and six months ended June 30, 2017, the quarter and six months ended June 30, 2016, and cumulatively as of June 30, 2017 (in thousands, except per share data):

	Quarter ended		Six Months Ended		As of
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017
Asset management fees (1)	$—	$1,325	$—	$1,700	$13,565
Then-current offering price or NAV (2)	$10.04	$9.75	$10.04	$9.75	$10.04
Restricted Stock shares (3)	—	136	—	174	1,332
Cash distributions on Restricted Stock (4)	$143	$112	$255	$202	$1,066

FOOTNOTES:

(1)	No other amounts were eligible to be settled in accordance with the expense support agreements for the quarter and six months ended June 30, 2017.
(2)

The number of Restricted Stock shares granted to the Advisor in lieu of payment in cash is determined by dividing the expense support amount for the respective determination date by the then-current NAV per share.

(3)

No fair value has been assigned to the Restricted Stock shares as the shares were valued at zero at issuance, which represents the lowest possible value estimated at vesting. In addition, the Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met through June 30, 2017.

(4)	The cash distributions have been recognized as compensation expense as issued and included in general and administrative expense in the accompanying condensed consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

8.	Related Party Arrangements (continued)

The expenses and fees incurred by and reimbursable to the Company’s related parties for the quarter and six months ended June 30, 2017 and 2016, and related amounts unpaid as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	Quarter ended		Six Months Ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Reimbursable expenses:
Operating expenses (2)	$1,630	$1,268	$2,933	$2,498	$1,199	$1,072
Acquisition fees and expenses	—	36	―	65	―	3
	1,630	1,304	2,933	2,563	1,199	1,075
Investment services fees (3)	64	—	104	—	64	17
Financing coordination fees (4)	574	—	854	—	—	—
Property management fees (5)	1,201	1,116	2,464	2,315	384	417
Asset management fees (6)	7,581	7,231	15,068	14,429	2,523	1,956
	$11,050	$9,651	$21,423	$19,307	$4,170	$3,465

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.

(3)

For the quarter and six months ended June 30, 2017, the Company incurred approximately $0.1 million and $0.1 million, respectively, in investment service fees related to the Company’s completed developments, of which approximately $0.1 million and $0.1 million, respectively, were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.  There were no such fees recorded during the quarter and six months ended June 30, 2016.  Investment services fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.

(4)

For the quarter and six months ended June 30, 2017, the Company incurred approximately $0.6 and $0.9 million in financing coordination fees related to the refinancing of the loans associated with certain operating properties. There were no financing coordination fees for the quarter and six months ended June 30, 2016.

(5)

For the quarter and six months ended June 30, 2017, the Company incurred approximately $1.2 million and $2.5 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.1 million and $0.3 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets. For the quarter and six months ended June 30, 2016, the Company incurred approximately $1.1 million and $2.3 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.1 million and $0.3 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.

(6)

For the quarter and six months ended June 30, 2017, the Company incurred approximately $7.6 million and $15.1 million, respectively, in asset management fees payable to the Advisor of which approximately $0.2 million and $0.4 million, respectively, was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet. No expense support was received for the quarter and six months ended June 30, 2017. For the quarter and six months ended June 30, 2016, the Company incurred approximately $7.2 million and $14.4 million, respectively, in asset management fees payable to the Advisor of which approximately $0.1 million and $0.4 million, respectively, was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.  In addition, the Company recognized a reduction in asset management fees of approximately $1.3 million and $1.7 million, respectively, for the quarter and six months ended June 30, 2016 as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the expense support agreements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

9.	Derivative Financial Instruments

The following summarizes the terms of the Company’s, or its equity method investments’, derivative financial instruments and the corresponding asset (liability) as of June 30, 2017 and December 31, 2016 (in thousands):

							Fair value asset (liability) as of
Notional Amount		Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	June 30, 2017		December 31, 2016

$11,947	(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018		$(5)	$(44)
$37,142	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018		$(514)	$(878)
$25,310	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018		$(402)	$(667)
$47,535	(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019		$(711)	$(949)
$81,619	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019		$(1,150)	$(1,512)
$6,816	(2)	1.2%	2.3%	11/12/2014	11/15/2014	10/15/2017	$	―	$(17)
$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019		$(266)	$(992)
$132,003	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019		$(453)	$(976)
$260,000	(3)	1.5%	― %	11/19/2015	11/19/2015	11/30/2018		$376	$600
$150,000	(3)	1.5%	― %	3/1/2016	3/1/2016	11/30/2018		$218	$346

_______________

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
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

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

10.	Equity

Stockholders’ Equity:

Distribution Reinvestment Plan — For the six months ended June 30, 2017 and 2016, the Company received proceeds through its Reinvestment Plan of approximately $20.7 million (2.1 million shares) and $21.4 million (2.2 million shares), respectively.

Distributions — The following table details the Company’s historical estimated NAV per share, including the prices pursuant to the Reinvestment Plan and the Company’s monthly cash distributions per share:

Period	NAV per Share	Reinvestment Plan Price per Share	Monthly Cash Distributions
February 12, 2016 through February 13, 2017	$9.75	$9.75	$0.0353
February 14, 2017 through June 30, 2017	$10.04	$10.04	$0.0353

During the six months ended June 30, 2017 and 2016, the Company declared cash distributions of $37.0 million and $37.0 million, respectively, of which $16.3 million and $15.6 million, respectively, were paid in cash to stockholders and $20.7 million and $21.4 million, respectively, were reinvested pursuant to the Reinvestment Plan.

Redemptions — During the six months ended June 30, 2017 and 2016, the Company received requests for the redemption of common stock of approximately $21.6 million and $17.6 million, respectively, all of which were approved for redemption at an average price of $9.98 and $9.73, respectively.

Promoted Interest — During the six months ended June 30, 2016, the Company recorded, as a reduction to capital in excess of par value, approximately $3.9 million related to a distribution of promoted interest owed to the third-party developer of Dogwood Forest of Acworth. There were no such distributions recorded during the six months ended June 30, 2017.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

10.	Equity (continued)

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investments, and included in the condensed consolidated statements of comprehensive loss for the quarter and six months ended June 30, 2017 and 2016 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments		Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss into earnings
	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2017	2016		2017	2016
Interest rate swaps	$386	$(1,271)	Interest expense and loan cost amortization	$(1,258)	$(2,361)
Interest rate caps	(198)	(695)	Interest expense and loan cost amortization	(167)	―
Reclassification of interest rate swaps upon derecognition	55	―	Interest expense and loan cost amortization	(55)	―
Reclassification of interest rate swaps due to ineffectiveness	4	5	Interest expense and loan cost amortization	(4)	(5)
Total	$247	$(1,961)		$(1,484)	$(2,366)

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016		2017	2016
Interest rate swaps	$2,518	$(7,763)	Interest expense and loan cost amortization	$(2,768)	$(3,658)
Interest rate caps	(95)	(2,151)	Interest expense and loan cost amortization	(257)	―
Reclassification of interest rate swaps upon derecognition	55	―	Interest expense and loan cost amortization	(55)	―
Reclassification of interest rate swaps due to ineffectiveness	―	24	Interest expense and loan cost amortization	―	(24)
Interest rate cap held by unconsolidated joint venture	―	(1)	Not applicable	―	―
Total	$2,478	$(9,891)		$(3,080)	$(3,682)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

11.	Commitments and Contingencies

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

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2017 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

Important factors that could cause the Company's actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions and the following: a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with the Company’s investment strategy, including its concentration in the healthcare sector; the illiquidity of an investment in the Company’s stock; liquidation at less than the subscription price of the Company’s stock; the impact of regulations requiring periodic valuation of the Company on a per share basis, including the uncertainties inherent in such valuations and that the amount that a stockholder would ultimately realize upon liquidation may vary significantly from the Company’s estimated net asset value; risks associated with real estate markets, including declining real estate values; risks associated with reliance on the Advisor and its affiliates, including conflicts of interest; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s inability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s qualification as a REIT for federal income tax purposes; and the Company’s inability to protect its intellectual property and the value of its brand.  Given these uncertainties, the Company cautions you not to place undue reliance on forward-looking information.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of June 30, 2017 (unaudited) and December 31, 2016.  Amounts as of December 31, 2016, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 34 states. The map below shows our current property allocations across geographic regions as of June 30, 2017:

As of June 30, 2017, our healthcare investment portfolio consisted of interests in 142 properties, including 71 seniors housing communities, 54 MOBs, 12 post-acute care facilities and five acute care hospitals.  Of our properties held at June 30, 2017, one of our 71 seniors housing communities currently has an expansion project and five were owned through an unconsolidated joint venture.  The following table summarizes our healthcare portfolio by asset class and investment structure as of June 30, 2017:

			Investment	Percentage
	Number of		Amount	of Total
Type of Investment	Investments		(in millions)	Investments
Consolidated investments:
Seniors housing leased (1)	17		$413.1	13.6%
Seniors housing managed (2)	49		1,312.9	43.2%
Seniors housing expansion projects (3)	―	(4)	3.8	0.1%
Medical office leased (1)	54		931.4	30.7%
Post-acute care leased (1)	12		190.8	6.3%
Acute care leased (1)	5		153.9	5.1%
Unconsolidated investments:
Seniors housing managed (5)	5		31.1	1.0%
	142		$3,037.0	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	Investments herein represent funded and accrued development costs as of June 30, 2017.
(4)	Investments herein relate to expansion projects whose property counts are included in seniors housing managed.
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

When evaluating the performance of our healthcare portfolio within the seniors housing and post-acute care asset classes, management reviews occupancy levels and monthly revenue per occupied unit (“RevPOU”), which we define as total revenue divided by average number of occupied units or beds and is considered a performance metric within these asset classes.  Similarly, within the medical office and acute care asset classes, management reviews operating statistics of the underlying properties, including occupancy levels and rent per square foot.  Lastly, when evaluating the performance of our third-party operators or developers, management reviews monthly financial statements, property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits.  We do not consider this information to be a non-GAAP measure that can be reconciled to our GAAP financial statements because it includes the performance of properties that are leased to third-party tenants.  However, all of the aforementioned operating and statistical metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

Furthermore, we consider the operating stage of the investments within the following stages: development, value-add or stabilizing and stabilized.  Development properties are those in which we or our joint venture have purchased land for the development of new operating properties.  We typically hold rights as the owner or managing member of the development properties while a third-party or our joint venture partner manages the development, construction and certain day-to-day operations of the property subject to our oversight.  Stabilizing properties are either developed properties that have been fully constructed and in lease-up phase (typically 18 months post-construction) or existing (“value-add”) properties in which we expect to make capital investments to upgrade or expand.  A property is considered stabilized upon the earlier of (i) when the property reaches 85% occupancy for a trailing three month period, or (ii) a two year period from acquisition or completion of development.  For those assets that are above an 85% occupancy level and subsequently drop below 85%, they are reclassified to stabilizing until the assets attain the trailing three month 85% occupancy metric.

During the six months ended June 30, 2017, we continued to fund costs relating to existing development and value-add or stabilizing properties.  During the construction and lease-up phase, these types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our results of operations and net asset valuation.  However, we believe that deploying a portion of our capital into these types of properties is beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions.  Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

Based on revenues for the six months ended June 30, 2017, the Company’s portfolio is comprised of 92.4% stabilized properties, of which 1.6% are completed developments, and 7.6% value-add or stabilizing properties, of which 0.7% are recently completed developments that are currently in the lease-up phase.

The following table lists our occupancy, RevPOU and rent per square feet by asset class within our healthcare portfolio as of June 30, 2017:

			Rent per
Operating Stage	Occupancy %	RevPOU	Square Feet
Value-add or Stabilizing:
Seniors Housing	68.3%	$4,387	$—
Medical Office	81.1%	$—	$2.79
Stabilized:
Seniors Housing	88.8%	$4,333	$—
Medical Office	95.1%	$—	$2.62
Acute	100.0%	$—	$3.15
Post-Acute (1)	100.0%	$7,009	$3.49

FOOTNOTE:

(1)	Post-acute is comprised of skilled nursing facilities, which are evaluated based on RevPOU, and inpatient rehab hospitals, which are evaluated based on rent per square feet.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 5% or more of our rentable space as of June 30, 2017:

		Rentable	Percentage
	Number of	Square Feet	of Rentable	Lease
Tenants	Properties	(in thousands)	Square Feet	Expiration Year
TSMM Management, LLC	13	1,261	20.6%	2022-2025
Parc Communities, LLC (1)	2	385	6.3%	2017
Wellmore, LLC	2	366	6.0%	2026-2027
Other tenants and vacancies (2)	71	4,099	67.1%	2017-2038
	88	6,111	100.0%

		Rentable	Percentage
	Number of	Square Feet	of Rentable	Operator
Operators	Properties	(in thousands)	Square Feet	Expiration Year
Integrated Senior Living, LLC	7	1,962	33.3%	2019-2021
Prestige Senior Living, LLC	13	895	15.2%	2019
MorningStar Senior Management, LLC	4	834	14.2%	2018-2019
SLH Austin Manager, LLC	3	431	7.3%	2020-2025
HarborChase Retirement, LLC	4	380	6.5%	2018-2024
Other operators (2)	18	1,381	23.5%	2017-2025
	49	5,883	100.0%

FOOTNOTE:

(1)

At acquisition, these two properties were structured under an interim lease arrangement with a third-party tenant through July 2017.  This interim lease arrangement terminated July 1, 2017, upon completion of certain post-closing conditions, at which time the properties transitioned to being managed by an independent third-party operator under RIDEA structures.

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

During the six months ended June 30, 2017, our rental revenues from operating leases represented approximately 33.8% of our total revenues.  As of June 30, 2017, approximately 69.5% of our rental revenues from operating leases were scheduled to expire in 2022 or later.  Based on this, we do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2017, each of the next nine years and thereafter on our consolidated healthcare investment portfolio (excludes real estate under development), assuming that none of the tenants exercise any of their renewal options, as of June 30, 2017 (in thousands, except for number of tenants and percentages):

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2017	53	540	$8,489	7.2%
2018	99	407	8,684	7.4%
2019	79	334	6,709	5.7%
2020	62	332	6,446	5.5%
2021	50	286	5,552	4.7%
2022	38	1,073	16,465	14.0%
2023	89	784	18,905	16.1%
2024	12	263	6,290	5.3%
2025	33	607	11,961	10.2%
2026	5	159	3,305	2.8%
Thereafter	44	940	24,918	21.1%
Total	564	5,725	$117,724	100.0%

Weighted Average Remaining Lease Term: (3)		6.9 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent escalations included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Real Estate Under Development

As of June 30, 2017, we substantially completed all of our ground-up developments and had one property with an expansion project that will provide us with 32 additional units upon completion as follows:

Property Name		Number of Additional Units upon	Development Costs Incurred	Remaining Development Budget	Construction Loan Capacity	Estimated Completion
(and Location)	Developer	Completion	(in millions) (1)	(in millions) (2)	(in millions)	Date
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	32 units	3.8	2.4	―	3rd quarter 2017

FOOTNOTES:

(1)

This amount represents land and total capitalized costs for GAAP purposes for the acquisition, development and construction of this property as of June 30, 2017.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount represents the remaining development budget as of June 30, 2017 and includes preleasing and marketing costs which will be expensed as incurred.

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

Liquidity and Capital Resources

General

While our Offerings closed on September 30, 2015, we continue to provide existing stockholders the opportunity to designate their cash distributions for reinvestment through our Reinvestment Plan.  Other potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders and undistributed operating cash flows, and to a lesser extent, proceeds from the sale of properties or other assets.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of June 30, 2017, we have approximately $11.2 million of undrawn availability remaining under our Revolving Credit Facility, as discussed below.

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

Sources of Liquidity and Capital Resources

Reinvestment Plan

For the six months ended June 30, 2017 and 2016, we received proceeds from our Reinvestment Plan of approximately $20.7 million and $21.4 million, respectively.

Borrowings

During the six months ended June 30, 2017 and 2016, we borrowed proceeds of approximately $148.2 million and $133.7 million, respectively. We have borrowed and intend to continue borrowing money to fund ongoing real estate development and other enhancements to our portfolio, as well as to cover any periodic shortfall between distributions paid and cash flows from operating activities. While we have substantially completed our acquisition phase, we continue to monitor and evaluate additional acquisition opportunities and may borrow additional money to fund such acquisitions.

In May 2017, we refinanced approximately $57.4 million of borrowings related to our Knoxville Medical Office Properties and our Claremont Medical Office property.  This combined mortgage loan has a term of 60 months, an interest rate equal to 30-day LIBOR plus 2.45% per annum, monthly interest only payments for the first 30 months and monthly principal and interest payments and for the remaining term of the combined loan using a 30-year amortization period with the remaining principal balance payable at maturity.  The previous loan balances totaled approximately $49.6 million collectively, of which approximately $12.4 million was scheduled to mature January 2018 related to our Claremont Medical Office property and approximately $37.2 million was scheduled to mature in July 2018 related to our Knoxville Medical Office Properties.

In August 2017, we extended the terms of our existing mortgage loans on the Pacific Northwest and Capital Health communities to January 2022, which represented an extension of the maturity dates from December 2018 and January 2020, respectively, on approximately $237.3 million of combined borrowings.  In addition, we received approximately $37.5 million of additional borrowings through a supplemental loan with the same lender, which is co-terminus with the existing mortgage loans, collateralized by the communities and matures in January 2022.  The supplemental loan further accrues interest at a fixed rate equal to 4.3% per annum and includes monthly interest only payments for the first 12 months followed by monthly principal and interest payments for the remaining term of the loan using a 30-year amortization period with the remaining principal balance payable at maturity.

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

The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.  As of June 30, 2017 and December 31, 2016, we had an aggregate debt leverage ratio of approximately 57.9% and 55.8%, respectively, of the aggregate carrying value of our assets.

Net Cash Provided by Operating Activities

We experienced positive cash flow from operating activities for the six months ended June 30, 2017 and 2016 of approximately $41.5 million and $34.7 million, respectively.  The increase in cash flows from operating activities for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily the result of the following:

•

an increase in total revenues and net operating income (“NOI”)  for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily as the result of having 137 consolidated operating properties in 2017 as compared with 132 consolidated operating properties in 2016;

•

an increase in net cash flows from operations resulting from: (1) favorable changes in operating assets and liabilities; (2) lower general and administrative expenses primarily reflective of lower proxy-related expenses across periods, and (3) lower acquisition fees and expenses; and

•

lower cash flows from operations being used to fund reduced or “free rent” periods for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily reflective of timing of rental payments across periods as two-single tenant properties were under “free rent” periods negotiated at inception of the respective leases during the prior period and both tenants paid rental payments during the current period;

•

offset by an increase in asset management fees resulting primarily from lower expense support amounts across periods resulting from the aforementioned factors, as well as the acquisition of Cobalt Rehabilitation Hospital of New Orleans in October 2016 and the completion of six development properties and one expansion project subsequent to June 30, 2016; and

•

an increase in interest expense paid resulting from higher average debt outstanding as well as higher interest rates for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016;

We expect cash flows provided by operating activities to grow as we increase occupancy in our existing properties and lease-up our completed development and expansion properties.  Since we have substantially completed our acquisition phase, we do not expect to incur significant acquisition fees and expenses in future periods and generally expect this to contribute to positive growth in our cash flows from operations in future periods.

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

Under the terms of the expense support agreements, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreements, we will issue, within 90 days following the determination date, a number of shares of Restricted Stock equal to the quotient of the expense support amounts provided by our Advisor and Property Manager for the preceding calendar year divided by our then-current NAV per share of common stock.  The terms of the expense support agreements automatically renew for consecutive one year periods, subject to the right of our Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice.  For the quarter and six months ended June 30, 2016, we recognized approximately $1.3 million and $1.7 million, respectively, as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the expense support agreements.   We did not recognize or estimate annual expense support for the quarter and six months ended June 30, 2017 as we do not expect any fees to be settled in accordance with the expense support agreements for the year ending December 31, 2017.

Refer to Note 8. “Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Lease Incentives

During the six months ended June 30, 2017 and 2016, we paid approximately $3.8 million and $3.5 million, respectively, of costs on behalf of our tenants as lease incentives in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs.  Lease incentives are capitalized as deferred rent and amortized as straight-line rent over the respective lease terms.  While we expect the impact of these lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will contribute to same-store NOI growth in future periods and that the extension of existing lease terms could increase the value of our properties.

Development Properties

In connection with our seniors housing and post-acute care developments, we funded approximately $36.7 million and $37.7 million in development costs during the six months ended June 30, 2017 and 2016, respectively.  During the six months ended June 30, 2017, we completed the construction and placed into service the Welbrook Transitional Care Grand Junction, Waterstone on Augusta, Wellmore of Lexington and Dogwood Forest of Grayson development properties, as well as the Brookridge Heights Assisted Living & Memory Care expansion project.  We expect to fund approximately $14.4 million of additional development, pre-leasing, marketing and other costs as our properties with real estate under development during the six months ended June 30, 2017 continue through to completion of construction and/or through their respective lease-up phases in 2017 and 2018.  On certain of these development properties, we have the ability to fund up to approximately $13.5 million of such additional costs from the related construction loans.

As a result of our completed seniors housing developments continuing to lease-up towards and/or achieving stabilization, we continue to monitor these properties to determine whether the established performance metrics of their respective promoted interest agreements have been met.  During the six months ended June 30, 2017, we paid an approximate $2.0 million distribution to the holder of a promoted interest related to the Dogwood Forest of Acworth development, which was accrued in the year ending December 31, 2016.  We expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties to the extent the established performance metrics are met.  However, no other such payments were made nor were any of the performance metrics met or probable during the six months ended June 30, 2017.

Debt Repayments

During the six months ended June 30, 2017, we paid approximately $95.8 million of total repayments which were comprised of $34.9 million in repayments on our Revolving Credit Facility, $49.6 million in repayments on our mortgage loans for Knoxville Medical Office Properties and the Claremont Medical Office property prior to their scheduled maturities and $11.4 million of scheduled repayments.  During the six months ended June 30, 2016, we paid approximately $100.0 million of total repayments which was comprised of $90.3 million in repayments on our Revolving Credit Facility and $9.7 million of scheduled repayments.

Contingent Purchase Price Consideration

During the six months ended June 30, 2017, we paid approximately $2.6 million in contingent purchase price consideration, all of which had been anticipated and accrued as of December 31, 2016.  Refer to Note 6. “Contingent Purchase Price Consideration” for additional information.

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for quarter and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Cash Flows Provided by Operating Activities (3)
2017 Quarters
First	$0.1058	$18,525	$10,412	$8,113	$18,667
Second	0.1058	18,515	10,305	8,210	22,815
Total	$0.2116	$37,040	$20,717	$16,323	$41,482

2016 Quarters
First	$0.1058	$18,454	$10,725	$7,729	$16,008
Second	0.1058	18,538	10,658	7,880	18,741
Total	$0.2116	$36,992	$21,383	$15,609	$34,749

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.

(2)

For the six months ended June 30, 2017 and 2016, our net loss attributable to common stockholders was approximately $15.2 million and $26.5 million, respectively, while total distributions declared were approximately $37.0 million, and $37.0 million, respectively. For the six months ended June 30, 2017 and 2016, approximately 100% and 93%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 0% and 7%, respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

(3)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions. GAAP requires the payment of certain items (most notably, lease incentives and acquisition fees and costs related to business combinations) to be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. For example, for the six months ended June 30, 2017 and 2016, we paid approximately $3.8 million and $3.5 million, respectively, of lease incentives and for the six months ended June 30, 2016 we expensed approximately $0.2 million in acquisition fees and expenses.

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

During the six months ended June 30, 2017, we paid approximately $21.3 million in redemptions of common stock of which approximately $10.4 million related to prior year redemption requests that were payable as of December 31, 2016.  In addition, subsequent to June 30, 2017, we paid approximately $10.7 million in redemptions of common stock related to requests received for the six months ended June 30, 2017.  During the six months ended June 30, 2016, we paid approximately $5.4 million in redemptions of common stock of which approximately $2.7 million related to prior year redemption requests that were payable as of December 31, 2015.

During the six months ended June 30, 2017, we received requests for the redemption of common stock of approximately $21.6 million which exceeded proceeds received from our Reinvestment Plan by approximately $0.8 million.  Our board of directors approved the excess redemptions as there were some unused proceeds from the Reinvestment Plan in the previous year.  The aggregate amount of funds available for redemptions may be less than, but is not expected to exceed, the aggregate proceeds received through our Reinvestment Plan for the year ending December 31, 2017.  There is no guarantee that any funds will be set aside under the Reinvestment Plan or otherwise made available for the redemption plan during any period during which redemptions may be requested.

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

With respect to a stockholder whose shares are not redeemed due to insufficient funds in that quarter, the redemption request will be retained by us unless it is withdrawn by the stockholder, and such shares will be redeemed in subsequent quarters as funds become available and before any subsequently received redemption requests are honored, subject to the priority for redemption requests listed above.  Until such time as the Company redeems the shares, a stockholder may withdraw its redemption request as to any remaining shares not redeemed.  Redeemed shares are considered retired and will not be reissued.

The following tables present a summary of requests received and shares redeemed pursuant to our redemption plan during the six months ended June 30, 2017 and 2016 (in thousands, except per share data):

2017 Quarters	First	Second	Total
Redemptions requested	1,088	1,072	2,160
Shares redeemed	(1,088)	(1,072)	(2,160)
Pending redemption requests	―	―	―
Average price paid per share	$9.99	$9.97	$9.98

2016 Quarters	First	Second	Total
Redemptions requested	277	1,529	1,806
Shares redeemed	(277)	(1,529)	(1,806)
Pending redemption requests	―	―	―
Average price paid per share	$9.73	$9.73	$9.73

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

Quarter and six months ended June 30, 2017 as compared to the quarter and six months ended June 30, 2016

As of June 30, 2017, we owned 137 consolidated operating real estate investment properties and our portfolio consisted of 5,874 units operated under management agreements with third-party operators and approximately 5.7 million rentable square feet that was 93.7% leased to third-party tenants.

	Investment count as of
	June 30,
Consolidated operating investment types:	2017	2016
Seniors housing leased	17	15
Seniors housing managed	49	48
Medical office leased	54	54
Post-acute care leased	12	10
Acute care leased	5	5
	137	132

Rental Income from Operating Leases. Rental income from operating leases was approximately $33.1 million and $65.3 million, respectively, for the quarter and six months ended June 30, 2017 as compared to approximately $31.1 million and $61.7 million, respectively, for the quarter and six months ended June 30, 2016.   The increase in rental income from operating leases across periods primarily resulted from: (1) the transition of Wellmore of Tega Cay in August 2016 from being managed pursuant to a third-party management contract under a RIDEA structure to being leased to a third-party operator under a triple-net lease arrangement (“Tega Cay Managed to Lease Transition”); (2) the acquisition of Cobalt Rehabilitation Hospital of New Orleans in October 2016; and (3) the completion of Welbrook Transitional Care Grand Junction development and the commencement of the related lease in March 2017.

Resident Fees and Services. Resident fees and services income was approximately $59.8 million and $118.0 million, respectively, for the quarter and six months ended June 30, 2017 as compared to approximately $58.0 million and $115.3 million, respectively, for the quarter and six months ended June 30, 2016. The increase in resident fees and services is primarily a result of year-over-year growth in occupancy rates at our value-add seniors housing properties as well as the completion of our Watercrest at Katy, Fieldstone at Pear Orchard and Waterstone on Augusta developments subsequent to June 30, 2016, offset by the sale of Dogwood Forest of Acworth in November 2016 and the Tega Cay Managed to Lease Transition.

Property Operating Expenses. Property operating expenses were approximately $47.3 million and $92.7 million, respectively, for the quarter and six months ended June 30, 2017 as compared to approximately $46.4 million and $92.5 million, respectively, for the quarter and six months ended June 30, 2016. The increase in property operating expenses is primarily a result of by increased property operating expenses at our value-add seniors housing properties due to year-over-year growth in occupancy rates as well as the completion of our Watercrest at Katy, Fieldstone at Pear Orchard and Waterstone on Augusta developments subsequent to June 30, 2016, offset by the sale of Dogwood Forest of Acworth in November 2016 and the Tega Cay Managed to Lease Transition.

Asset Management Fees. We incurred asset management fees payable to our Advisor of approximately $7.6 million and $15.1 million, respectively, for the quarter and six months ended June 30, 2017, as compared to approximately $7.2 million and $14.4 million, respectively, for the quarter and six months ended June 30, 2016. For the quarter and six months ended June 30, 2017, approximately $0.2 million and $0.4 million of asset management fees were capitalized as real estate under development. For the quarter and six months ended June 30, 2016, we recognized a reduction in asset management fees of approximately $1.3 million and $1.7 million, respectively, as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the expense support agreements and approximately $0.1 million and $0.4 million, respectively, were capitalized as real estate under development.  As described in Note 8. “Related Party Arrangements,” there was no expense support estimated during the quarter and six months ended June 30, 2017 as we do not expect fees to be settled in accordance with the expense support agreements for the year ending December 31, 2017. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $26.8 million and $54.3 million, respectively, for the quarter and six months ended June 30, 2017, as compared to approximately $31.6 million and $64.1 million, respectively, for the quarter and six months ended June 30, 2016.   Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The decrease in depreciation and amortization expense across periods resulted from several intangible assets related to our seniors housing investments being fully amortized by the end of 2016.

Interest Expense and Loan Cost Amortization Interest expense and loan cost amortization were approximately $17.1 million and $33.2 million, respectively, for the quarter and six months ended June 30, 2017, as compared to approximately $15.2 million and $29.1 million, respectively, for the quarter and six months ended June 30, 2016. For the quarter and six months ended June 30, 2017, approximately $0.8 million and $1.9 million, respectively, was capitalized as development costs relating to our real estate under development, as compared to approximately $0.4 million and $1.1 million, respectively, for the quarter and six months ended June 30, 2016.  The increase in interest expense and loan cost amortization was primarily the result of an increase in our average debt outstanding to approximately $1.6 billion for both the quarter and six months ended June 30, 2017, as compared with approximately $1.5 billion for both the quarter and six months ended June 30, 2016 and the increase in LIBOR for the quarter and six months ended June 30, 2017 as compared to the quarter and six months ended June 30, 2016. In addition, during the quarter and six months ended June 30, 2017 we incurred a loss on the extinguishment of debt of approximately $0.2 million for both quarter and six months ended June 30, 2017 related to the refinancing of our mortgage loans on the Knoxville Medical Office Properties and the Claremont Medical Office property.

Equity in Earnings (Loss) of Unconsolidated Entity. Our unconsolidated entity relating to our investment in the Windsor Manor joint venture generated earnings (loss) of approximately ($0.1) million and $0.1 million, respectively, for quarter and six months ended June 30, 2017, as compared to the earnings (loss) of approximately $0.03 million and ($0.1) million, respectively, for the quarter and six months ended June 30, 2016.  Equity in earnings (loss) of unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences.  The improved financial results across periods is partially attributable to the decision to transition the property manager in April 2016 at the five properties owned through the Windsor Manor joint venture.

Net Loss Attributable to Noncontrolling Interests.  During the quarter and six months ended June 30, 2017, net loss attributable to our co-venture partners was approximately $0.1 million and $0.2 million, respectively, as compared to net loss of approximately $0.02 million and $0.02 million, respectively, for the quarter and six months ended June 30, 2016. In accordance with the provisions of each joint venture agreement, we allocate loss from operations to our co-venture partners based on their percentage ownership in each joint venture. These losses are primarily related to our Watercrest at Katy and Fieldstone at Pear Orchard joint ventures, which both completed construction in 2016 and are in the lease-up phase.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as rental income from operating leases, resident fees and services, and tenant reimbursement income less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated NOI from acquisitions made or developments completed after April 1, 2016 or January 1, 2016, which are excluded as we did not own those properties during the entirety of all periods presented.  In understanding our operating results in the accompanying condensed consolidated financial statements, it is important to understand how the growth in our assets has impacted our results.

The chart below illustrates our net losses, and NOI for the quarter and six months ended June 30, 2017 and 2016 (in thousands) and the amount invested in properties as of June 30, 2017 and 2016 (in millions):

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Net loss	$(7,996)	$(12,089)			$(15,460)	$(26,530)
Adjusted to exclude:
General and administrative expenses	2,885	3,611			6,357	6,948
Acquisition fees and expenses	―	46			―	151
Asset management fees	7,363	5,713			14,635	12,366
Contingent purchase price consideration adjustment	77	(750)			77	(750)
Loss on lease terminations	―	―			―	785
Depreciation and amortization	26,830	31,574			54,286	64,139
Other expenses, net of other income	16,348	14,748			31,160	28,078
Income tax expense	139	55			254	175
NOI	45,646	42,908	$2,738	6.4%	91,309	85,362	$5,947	7.0%
Less: Non-same-store NOI	(501)	(1,223)			(1,776)	(2,468)
Same-store NOI	$45,145	$41,685	$3,460	8.3%	$89,533	$82,894	$6,639	8.0%
Invested in operating properties, end of period (in millions)	$3,002	$2,848			$3,002	$2,848

Overall, our NOI for the six months ended June 30, 2017 increased by approximately $5.9 million as compared to the same period in the prior year.  Our non-same-store NOI of approximately $1.8 million for the six months ended June 30, 2017 primarily related to the acquisition of Cobalt Rehabilitation Hospital of New Orleans in October 2016, as well as the completion of six development properties and two expansion projects after January 1, 2016.  Our same-store NOI for the six months ended June 30, 2017 increased by approximately $6.6 million, or 8.0%, as compared to the same period in the prior year.  The increase in same-store NOI is primarily attributable to year-over-year revenue and occupancy growth within our seniors housing properties and most notably attributable to the following properties:

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(7,901)	$(12,072)	$(15,225)	$(26,514)
Adjustments:
Depreciation and amortization	26,830	31,574	54,286	64,139
FFO adjustments from unconsolidated entities (1)	300	194	321	541
FFO attributable to common stockholders	19,229	19,696	39,382	38,166
Acquisition fees and expenses (2)	―	46	―	151
Straight-line rent adjustments (3)	(395)	(2,004)	(998)	(3,989)
Amortization of above and below market intangibles (4)	164	190	344	405
Unrealized loss from mark-to-market adjustments on swaps (5)	59	5	55	24
Loss on extinguishment of debt (6)	239	―	239	―
Loss on lease terminations (7)	―	―	―	785
Contingent purchase price consideration adjustment (8)	77	(750)	77	(750)
MFFO attributable to common stockholders	$19,373	$17,183	$39,099	$34,792
Weighted average number of shares of common
stock outstanding (basic and diluted)	175,221	175,489	175,249	175,085
Net loss per share (basic and diluted)	$(0.05)	$(0.07)	$(0.09)	$(0.15)
FFO per share (basic and diluted)	$0.11	$0.11	$0.22	$0.22
MFFO per share (basic and diluted)	$0.11	$0.10	$0.22	$0.20

FOOTNOTES:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
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

(8)

Management believes that the elimination of contingent purchase price consideration adjustments is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

Off-Balance Sheet Arrangements

As of June 30, 2017, our off-balance sheet and other arrangements were not materially different from the amounts reported for the year ended December 31, 2016.  Refer to our annual report on Form 10-K for the year ended December 31, 2016 for a summary of our off-balance sheet and other arrangements.

Contractual Obligations

The following table presents our contractual obligations by payment period as of June 30, 2017 (in thousands):

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$79,916	$617,946	$228,122	$180,931	$1,106,915
Credit facilities (principal and interest)	205,068	195,870	281,373	―	682,311
Development contracts on development properties (1)	23,139	―	―	―	23,139
Ground and air rights leases (2)	995	4,055	4,153	111,467	120,670
	$309,118	$817,871	$513,648	$292,398	$1,933,035

FOOTNOTES:

(1)

These amounts represent our expected timing of such development costs, which include both accrued development costs as of June 30, 2017 of approximately $8.7 million as well as the remaining budgeted development costs not yet incurred, including lease-up costs. The amounts include approximately $18.6 million of contractual obligations with third-party developers and approximately $4.5 million of additional expected lease-up costs that have been included in the respective development budgets.

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

The following is a schedule as of June 30, 2017, of our fixed and variable rate debt maturities for the remainder of 2017, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value (1)
Fixed rate debt	$5,039	$204,193	$5,153	$73,609	$2,650	$86,630	$377,274	$379,000
Weighted average interest rate on fixed debt	4.25%	4.30%	4.14%	3.96%	4.24%	4.25%	4.22%
Variable rate debt	$245,571	$36,609	$487,124	$370,604	$37,587	$86,559	$1,264,054	$1,262,000
Average interest rate on variable rate debt	LIBOR + 2.44%	LIBOR + 2.41%	LIBOR + 2.41%	LIBOR + 2.51%	LIBOR + 2.87%	LIBOR + 3.13%	LIBOR + 2.51%

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2017. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2017, compared to LIBOR rates as of June 30, 2017, would result in fluctuation of interest expense on our variable rate debt of approximately $12.6 million for the year ending December 31, 2017.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of June 30, 2017, the Company’s debt is comprised of approximately 23.0% in fixed rate debt, approximately 56.9% in variable rate debt with current interest rate protection and approximately 20.1% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt.

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

Item 1A.Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities under our redemption plan between April 1, 2017 and June 30, 2017 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan (1)
April 1, 2017 through April 30, 2017	―	―	―	4,205
May 1, 2017 through May 31, 2017	―	―	―	4,209
June 1, 2017 through June 30, 2017	1,072	$9.97	1,072	4,675
Total	1,072	$9.97	1,072

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

During the six months ended June 30, 2017, our board of directors approved approximately $0.8 million of redemptions that exceeded the proceeds received from our Reinvestment Plan as there were some proceeds available for redemptions from the Reinvestment Plan in the previous year.

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

With respect to a stockholder whose shares are not redeemed due to insufficient funds in that quarter, the redemption request will be retained by us unless it is withdrawn by the stockholder, and such shares will be redeemed in subsequent quarters as funds become available and before any subsequently received redemption requests are honored, subject to the priority for redemption requests listed above.  Until such time as the Company redeems the shares, a stockholder may withdraw its redemption request as to any remaining shares not redeemed.  Redeemed shares are considered retired and will not be reissued.

Item 3. Defaults Upon Senior Securities - None

Item 4.Mine Safety Disclosure – Not Applicable

Item 5. Other Information - None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of August 2017.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.