Form 10-Q
period 2017-09-30
CNL Healthcare Properties, Inc.
filed 2017-11-09
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of common stock of the registrant outstanding as of October 31, 2017 was 174,687,796.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	September 30,	December 31,
ASSETS	2017	2016
Real estate assets:
Real estate investment properties, net (including VIEs $216,181 and $112,929, respectively)	$2,496,885	$2,419,815
Real estate under development, including land (including VIEs $0 and $80,473, respectively)	4,856	97,164
Total real estate assets, net	2,501,741	2,516,979
Intangibles, net (including VIEs $2,129 and $2,891, respectively)	106,752	130,609
Cash (including VIEs $2,660 and $916, respectively)	72,470	58,517
Deferred rent and lease incentives (including VIEs $5,421 and $3,061, respectively)	40,956	31,045
Other assets (including VIEs $2,547 and $1,130, respectively)	23,633	24,470
Assets held for sale, net	52,469	53,351
Restricted cash (including VIEs $56 and $20, respectively)	9,493	12,721
Total assets	$2,807,514	$2,827,692

LIABILITIES AND EQUITY

Liabilities:
Mortgages and other notes payable, net (including VIEs $151,785 and $104,890, respectively)	$1,035,114	$936,723
Credit facilities	619,835	641,989
Accounts payable and accrued liabilities (including VIEs $3,946 and $16,830, respectively)	48,408	51,752
Other liabilities (including VIEs $1,426 and $976, respectively)	29,160	38,946
Due to related parties (including VIEs $113 and $107, respectively)	4,090	3,465
Total liabilities	1,736,607	1,672,875

Commitments and contingencies (Note 11)

Redeemable noncontrolling interest	399	472

Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 183,374 and 180,188 shares issued, and 174,688 and 175,070 shares outstanding, respectively	1,747	1,751
Capital in excess of par value	1,524,804	1,528,435
Accumulated loss	(209,208)	(182,813)
Accumulated distributions	(243,954)	(186,551)
Accumulated other comprehensive loss	(4,077)	(7,863)
Total stockholders' equity	1,069,312	1,152,959
Noncontrolling interest	1,196	1,386
Total equity	1,070,907	1,154,817
Total liabilities and equity	$2,807,514	$2,827,692

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental income from operating leases	$32,039	$31,047	$97,382	$92,742
Resident fees and services	64,548	59,271	182,557	174,594
Other revenues	5,100	5,193	15,226	15,176
Total revenues	101,687	95,511	295,165	282,512

Operating expenses:
Property operating expenses	49,978	47,163	142,944	139,637
General and administrative	3,529	2,705	9,811	9,653
Acquisition fees and expenses	―	126	―	277
Asset management fees	7,562	6,240	22,197	18,606
Property management fees	4,832	4,800	14,110	13,965
Financing coordination fees	2,748	―	2,748	―
Contingent purchase price consideration adjustments	―	528	77	(222)
Loss on lease terminations	―	―	―	785
Depreciation and amortization	26,768	30,289	81,054	94,428
Total operating expenses	95,417	91,851	272,941	277,129

Operating income	6,270	3,660	22,224	5,383

Other income (expense):
Interest and other income (expense)	(450)	9	(348)	54
Interest expense and loan cost amortization	(17,059)	(15,820)	(48,453)	(43,857)
Equity in earnings of unconsolidated entity	98	194	230	108
Total other expense	(17,411)	(15,617)	(48,571)	(43,695)

Loss before income taxes	(11,141)	(11,957)	(26,347)	(38,312)
Income tax expense	(90)	(66)	(344)	(241)
Net loss	(11,231)	(12,023)	(26,691)	(38,553)
Less: Net loss attributable to noncontrolling interest	(61)	(31)	(296)	(47)
Net loss attributable to common stockholders	$(11,170)	$(11,992)	$(26,395)	$(38,506)

Net loss per share of common stock (basic and diluted)	$(0.06)	$(0.07)	$(0.15)	$(0.22)

Weighted average number of shares of common stock outstanding (basic and diluted)	175,190	175,033	175,229	175,068
Distributions declared per share of common stock	$0.1164	$0.1058	$0.3280	$0.3174

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(11,231)	$(12,023)	$(26,691)	$(38,553)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	1,183	4,000	3,607	(5,914)
Reclassification of cash flow hedges upon derecognition	132	―	186	―
Reclassification of cash flow hedges due to ineffectiveness	(7)	(23)	(7)	(1)
Unrealized loss on derivative financial instruments of equity method investments	―	―	―	(1)
Total other comprehensive income (loss)	1,308	3,977	3,786	(5,916)

Comprehensive loss	(9,923)	(8,046)	(22,905)	(44,469)
Less: Comprehensive loss attributable to noncontrolling interest	(61)	(31)	(296)	(47)
Comprehensive loss attributable to common stockholders	$(9,862)	$(8,015)	$(22,609)	$(44,422)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2016	$472	175,070	$1,751	1,528,435	$(182,813)	$(186,551)	$(7,863)	$1,152,959	$1,386	$1,154,817
Subscriptions received for common stock through reinvestment plan	―	3,186	32	31,957	―	―	―	31,989	―	31,989
Redemptions of common stock	―	(3,568)	(36)	(35,588)	―	―	―	(35,624)	―	(35,624)
Net loss	(73)	―	―	―	(26,395)	―	―	(26,395)	(223)	(26,691)
Other comprehensive income	―	―	―	―	―	―	3,786	3,786	―	3,786
Distribution to holder of noncontrolling interest	―	―	―	―	―	―	―	―	(27)	(27)
Cash distributions declared ($0.3280 per share)	―	―	―	―	―	(57,403)	―	(57,403)	―	(57,403)
Contribution from noncontrolling interests	―	―	―	―	―	―	―	―	60	60
Balance at September 30, 2017	$399	174,688	$1,747	$1,524,804	$(209,208)	$(243,954)	$(4,077)	$1,069,312	$1,196	$1,070,907

Balance at December 31, 2015	$551	174,430	$1,744	$1,528,781	$(151,146)	$(112,543)	$(9,747)	$1,257,089	$1,462	$1,259,102
Subscriptions received for common stock through reinvestment plan	―	3,281	33	31,957	―	―	―	31,990	―	31,990
Redemptions of common stock	―	(2,656)	(26)	(25,819)	―	―	―	(25,845)	―	(25,845)
Net income (loss)	(52)	―	―	―	(38,506)	―	―	(38,506)	5	(38,553)
Other comprehensive loss	―	―	―	―	―	―	(5,916)	(5,916)	―	(5,916)
Distribution to holder of noncontrolling interest	―	―	―	―	―	―	―	―	(29)	(29)
Distributions to holders of promoted interest	―	―	―	(6,650)	―	―	―	(6,650)	―	(6,650)
Cash distributions declared ($0.3174 per share)	―	―	―	―	―	(55,488)	―	(55,488)	―	(55,488)
Balance at September 30, 2016	$499	175,055	$1,751	$1,528,269	$(189,652)	$(168,031)	$(15,663)	$1,156,674	$1,438	$1,158,611

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net cash flows provided by operating activities	$56,942	$58,111

Investing activities:
Acquisition of unimproved land	(1,050)	―
Development of properties	(46,254)	(60,820)
Issuance of note receivable	(443)	―
Capital expenditures	(7,789)	(5,825)
Payment of leasing costs	(1,121)	(2,423)
Collection of contingent purchase price consideration	407	―
Deposits on real estate	―	275
Net cash used in investing activities	(56,250)	(68,793)

Financing activities:
Payment of stock issuance and offering costs	―	(32)
Distributions to stockholders, net of distribution reinvestments	(25,415)	(23,498)
Distributions to holders of promoted interest	(2,000)	(4,650)
Contributions from noncontrolling interest	60	―
Distributions to holder of noncontrolling interest	(27)	(29)
Redemptions of common stock	(31,984)	(20,298)
Draws under credit facilities	42,000	80,113
Repayments on credit facilities	(64,863)	(90,250)
Proceeds from mortgage and other notes payable	164,548	111,309
Principal payments on mortgage and other notes payable	(66,098)	(48,947)
Payment of contingent purchase price consideration	(3,645)	(2,770)
Purchase of interest rate cap	(59)	(587)
Lender deposits	―	(15)
Payment of loan costs	(2,484)	(1,615)
Payment on extinguishment of debt	―	(1,127)
Net cash flows provided by (used in) financing activities	10,033	(2,396)

Net increase (decrease) in cash and restricted cash	10,725	(13,078)
Cash and restricted cash at beginning of period	71,238	79,209
Cash and restricted cash at end of period	$81,963	$66,131

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Accrued development costs	$648	$21,336
Redemptions payable	$14,037	$8,285
Contingent purchase price consideration	$1,000	$4,867
Distribution to holder of promoted interest	$—	$2,000

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

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

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the quarter and nine months ended September 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017.  Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”).

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

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

The Company early adopted both ASU 2016-15 and ASU 2016-18 on January 1, 2017; the adoption of which impacted the Company’s presentation of its statement of cash flows, but did not have a material impact on the Company’s consolidated balance sheet or consolidated results of operations.  Accordingly, the Company has retrospectively adjusted the presentation of its consolidated statement of cash flows for all periods presented.  The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2016 (in thousands):

	As Filed		Adjusted
	September 30,		September 30,
	2016	Adjustments	2016
Operating activities:
Loss on extinguishment of debt	$368	$1,127	$1,495
Net cash provided by operating activities	$56,984	$1,127	$58,111
Investing activities:
Changes in restricted cash	$(1,225)	$1,225	$—
Net cash used in investing activities	$(70,018)	$1,225	$(68,793)
Financing activities:
Payment on extinguishment of debt	$—	$(1,127)	$(1,127)
Net cash used in financing activities	$(1,269)	$(1,127)	$(2,396)
Net decrease in cash and restricted cash	$(14,303)	$1,225	$(13,078)
Cash and restricted cash at beginning of period	68,922	10,287	79,209
Cash and restricted cash at end of period	$54,619	$11,512	$66,131

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

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

In addition, in December 2016, the FASB issued ASU 2016-20, which provides technical corrections and improvements to ASC 606 based on questions that stakeholders have raised while working through the implementation.  ASC 606 can be adopted using one of two retrospective transition methods: (i) retrospectively to each prior reporting period presented or (ii) as a cumulative-effect adjustment as of the date of adoption.   The Company continues to execute on its implementation plan for ASC 606; specifically, as it relates to the allocation of consideration to different revenue streams within a given contract and the impact adoption of ASC 606 could have on the Company’s financial statement disclosures.  The Company expects to use the modified retrospective approach as its transition method once it adopts this ASU and the Company expects the adoption of this ASU will not have a material impact on the amount or timing of its revenue recognition.

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

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amended the hedge accounting model to better reflect an entity’s risk management activities. The ASU expands an entities ability to hedge nonfinancial and financial risk components as well as reduce the complexity related to fair value hedges of interest rate risk. The ASU further eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company expects to early adopt this ASU on January 1, 2018 and does not expect the adoption of this ASU to have a material impact on the Company’s consolidated results of operations or cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

3.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Land and land improvements	$251,659	$235,543
Building and building improvements	2,409,656	2,306,071
Furniture, fixtures and equipment	79,933	64,939
Less: accumulated depreciation	(244,363)	(186,738)
Real estate investment properties, net	2,496,885	2,419,815
Real estate under development, including land	4,856	97,164
Total real estate assets, net	$2,501,741	$2,516,979

Depreciation expense on the Company’s real estate investment properties, net was approximately $19.8 million and $58.6 million for the quarter and nine months ended September 30, 2017, respectively, and approximately $20.2 million and $60.1 million for the quarter and nine months ended September 30, 2016.

The following development properties and expansion projects were completed during the nine months ended September 30, 2017 and as such the related asset values are included in real estate investment properties, net in the accompanying condensed consolidated balance sheet as of September 30, 2017:

Property Name	Location	Substantial Completion Date
Development Properties
Welbrook Transitional Care Grand Junction	Grand Junction, CO	March 2017
Waterstone on Augusta	Greenville, SC	March 2017
Wellmore of Lexington	Lexington, SC	June 2017
Dogwood Forest of Grayson	Grayson, GA	June 2017

Expansion Projects
Brookridge Heights Assisted Living & Memory Care	Marquette, MI	June 2017

As of September 30, 2017, one of the Company’s seniors housing communities has a real estate expansion project with a third-party developer as follows (in thousands):

Property Name (and Location)	Developer	Real Estate Development Costs Incurred (1)	Remaining Development Budget (2)
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	$4,856	$2,029

_____________

FOOTNOTES:

(1)

This amount represents total capitalized costs for GAAP purposes for the development and construction of the seniors housing community as of September 30, 2017.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

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

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

4.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30,	December 31,
	2017	2016
In-place lease intangibles	$223,854	$223,854
Above-market lease intangibles	13,974	13,974
Below-market ground lease intangibles	12,470	12,470
Less: accumulated amortization	(143,546)	(119,689)
Intangible assets, net	$106,752	$130,609

Below-market lease intangibles	$(12,060)	$(12,060)
Above-market ground lease intangibles	(3,488)	(3,488)
Less: accumulated amortization	5,362	4,247
Intangible liabilities, net (1)	$(10,186)	$(11,301)

____________

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $7.4 million and $24.0 million for the quarter and nine months ended September 30, 2017, of which approximately $0.4 million and $1.3 million, respectively, were treated as a reduction of rental income from operating leases, approximately $0.1 million and $0.2 million, respectively, were treated as an increase of property operating expenses and approximately $6.9 million and $22.4 million, respectively, were included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $10.7 million and $36.0 million for the quarter and nine months ended September 30, 2016, of which approximately $0.5 million and $1.5 million, respectively, were treated as a reduction of rental income from operating leases, approximately $0.1 million and $0.2 million, respectively, were treated as an increase of property operating expenses and approximately $10.1 million and $34.3 million, respectively, were included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $0.4 million and $1.1 million for the quarter and nine months ended September 30, 2017, of which approximately $0.3 million and $1.0 million, respectively, were treated as an increase of rental income from operating leases and approximately $0.02 million and $0.07 million, respectively, were treated as a reduction of property operating expenses.  For the quarter and nine months ended September 30, 2016, amortization on the Company’s intangible liabilities was approximately $0.4 million and $1.3 million, of which approximately $0.4 million and $1.2 million, respectively, were treated as an increase of rental income from operating leases and approximately $0.02 million and $0.07 million were treated as a reduction of property operating expenses.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

5.	Variable Interest Entities

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Assets:
Real estate investment properties, net	$216,181	$112,929
Real estate under development, including land	$ ―	$80,473
Intangibles, net	$2,129	$2,891
Cash	$2,660	$916
Deferred rent and lease incentives	$5,421	$3,061
Other assets	$2,547	$1,130
Restricted cash	$56	$20
Liabilities:
Mortgages and other notes payable, net	$151,785	$104,890
Accounts payable and accrued liabilities	$3,197	$1,461
Accrued development costs	$749	$15,369
Other liabilities	$1,426	$976
Due to related parties	$113	$107

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $70.0 million as of September 30, 2017. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

As of September 30, 2017 and December 31, 2016, the Company had 10 subsidiaries which are classified as VIEs due to the following factors and circumstances:

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

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

6.	Contingent Purchase Price Consideration

The following table provides a roll-forward of the fair value of the Company’s aggregate contingent purchase price consideration for the quarter and nine months ended September 30, 2017 and 2016 (in thousands):

	Quarter Ended September 30, 2017
Property	Beginning asset (liability) as of June 30, 2017	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of September 30, 2017
Superior Residences of Panama City	$(2,000)	$1,000	$—	$(1,000)
Center One	798	(203)	―	595
	$(1,202)	$797	$—	$(405)

	Quarter Ended September 30, 2016
Property	Beginning asset (liability) as of June 30, 2016	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of September 30, 2016
Superior Residences of Panama City	$(3,000)	$—	$(1,000)	$(4,000)
Siena Pavilion VI	(3,750)	2,770	113	(867)
Center One	843	(99)	359	1,103
	$(5,907)	$2,671	$(528)	$(3,764)

	Nine Months Ended September 30, 2017
Property	Beginning asset (liability) as of December 31, 2016	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of September 30, 2017
Superior Residences of Panama City	$(4,000)	$3,000	$—	$(1,000)
Siena Pavilion VI	(645)	645	―	―
Center One	1,079	(407)	(77)	595
	$(3,566)	$3,238	$(77)	$(405)

	Nine Months Ended September 30, 2016
Property	Beginning asset (liability) as of December 31, 2015	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of September 30, 2016
Superior Residences of Panama City	$(3,000)	$—	$(1,000)	$(4,000)
The Shores of Lake Phalen	(750)	―	750	―
Siena Pavilion VI	(3,750)	2,770	113	(867)
Center One	1,019	(275)	359	1,103
	$(6,481)	$2,495	$222	$(3,764)

The fair value of the contingent purchase price consideration is based on a then-current income approach that is primarily determined based on the present value and probability of future cash flows using internal underwriting models.  The income approach further includes estimates of risk-adjusted rate of return, capitalization rates for the respective property and/or lease-up assumptions.  Since these estimates include inputs that are less observable by the public and are not necessarily reflected in active markets, the measurements of the estimated fair value related to the Company’s contingent purchase price consideration are categorized as Level 3 on the three-level fair value hierarchy.  There were no transfers into and out of fair value measurement levels during the quarter and nine months ended September 30, 2017.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

7.	Indebtedness

The following table provides details of the Company’s indebtedness as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Mortgages payable and other notes payable:
Fixed rate debt	$412,159	$382,129
Variable rate debt (1)(5)	630,294	561,874
Mortgages and other notes payable (2)	1,042,453	944,003
Premium (discount), net (3)	109	(67)
Loan costs, net	(7,448)	(7,213)
Total mortgages and other notes payable, net	1,035,114	936,723
Credit facilities:
Revolving Credit Facility (4) (5)	172,000	194,863
First Term Loan Facility (1)	175,000	175,000
Second Term Loan Facility (5)	275,000	275,000
Loan costs, net related to Term Loan Facilities	(2,165)	(2,874)
Total credit facilities, net	619,835	641,989
Total indebtedness, net	$1,654,949	$1,578,712

_____________

FOOTNOTES:

(1)

As of September 30, 2017 and December 31, 2016, the Company had entered into interest rate swaps with notional amounts of approximately $515.3 million and $521.5 million, respectively, which settle on a monthly basis. Refer to Note 9. “Derivative Financial Instruments” for additional information.

(2)

As of September 30, 2017 and December 31, 2016, the Company’s mortgages and other notes payable are collateralized by 76 and 75 properties, respectively, with total carrying value of approximately $1.6 billion and $1.6 billion, respectively.

(3)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(4)

As of September 30, 2017 and December 31, 2016, the Company had undrawn availability under the senior unsecured revolving line of credit (“Revolving Credit Facility”) of approximately $3.6 million and $11.1 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

(5)

As of September 30, 2017 and December 31, 2016, the Company had entered into interest rate caps with notional amounts of approximately $527.0 million and $410.0 million, respectively.  Refer to Note 9. “Derivative Financial Instruments” for additional information.

The following is a schedule of future principal payments and maturity for the Company’s total indebtedness for the remainder of 2017, each of the next four years and thereafter, in the aggregate, as of September 30, 2017 (in thousands):

2017	$203,265
2018	71,859
2019	505,235
2020	424,263
2021	49,556
Thereafter	410,384
$1,664,562

In October 2017, the Company exercised a one-year extension option on its Revolving Credit Facility, which was scheduled to mature in December 2017 as presented above.  Refer to Note 13. “Subsequent Events” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

7.	Indebtedness (continued)

The following table provides details of the Company’s new and refinanced mortgages and other notes payable as of September 30, 2017 (in thousands):

	Interest Rate at
	September 30,		Maturity	September 30,
Property and Loan Type	2017 (1)	Payment Terms	Date (2)	2017
Pacific Northwest Communities; Mortgage Loan (3)	4.30% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/22	$210,439
Capital Health Communities; Mortgage Loan (4)	(4)	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/22	63,184
		Total fixed rate debt		273,623
Wellmore of Tega Cay; Mortgage Loan	30-day LIBOR plus 2.65% per annum	Monthly interest only payments for the first 12 months; principal and interest payments thereafter based on a 30-year amortization schedule	3/1/20	28,000
Knoxville Medical Office Properties and Claremont Medical Office; Mortgage Loan (5)	30-day LIBOR plus 2.45% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	5/24/22	57,350
		Total variable rate debt		85,350
		Total debt		$358,973

_____________

FOOTNOTES:

(1)	The 30-day and 90-day LIBOR were approximately 1.24% and 1.34%, respectively, as of September 30, 2017.

(2)

Represents the initial maturity date (or, as applicable, the maturity date as extended).  Certain of the Company’s mortgages and other notes payable agreements include extension options held by the Company under which the maturity dates may be extended beyond the date presented, subject to certain lender conditions and/or related fees.

(3)

In August 2017, the Company extended the maturity date on the existing loan of approximately $201.9 million from December 2018 to January 2022.  In addition, the Company received approximately $9.5 million of additional borrowings through a supplemental loan with the same lender, which is co-terminus with the existing mortgage loans, collateralized by the communities and matures in January 2022. The supplemental loan further accrues interest at a fixed rate equal to 4.3% per annum and includes monthly interest only payments for the first 12 months followed by monthly principal and interest payments for the remaining term of the loan using a 30-year amortization period with the remaining principal balance payable at maturity.  The loan may be prepaid, in whole or in part, with a prepayment premium equal to the greater of: (i) one percent (1%) of the principal amount being prepaid, multiplied by the quotient of the number of full months remaining until the maturity date of the loan (calculated as of the prepayment date) divided by the number of full months comprising the term of the loan; or (b) a “make-whole” payment equal to the present value of the loan less the amount of principal and accrued interest being prepaid calculated as of the prepayment date for the period between that date and the maturity date.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

7.	Indebtedness (continued)
(4)

In August 2017, the Company extended the maturity date on the existing loan of approximately $35.4 million from January 2020 to January 2022.  In addition, the Company received approximately $28.0 million of additional borrowings through a supplemental loan with the same lender, which is co-terminus with the existing mortgage loans, collateralized by the communities and matures in January 2022.  The existing loan accrues interest at a fixed rate equal to 4.25% per annum.  The supplemental loan accrues interest at a fixed rate equal to 4.3% per annum and includes monthly interest only payments for the first 12 months followed by monthly principal and interest payments for the remaining term of the loan using a 30-year amortization period with the remaining principal balance payable at maturity. The loan may be prepaid, in whole or in part, with a prepayment premium equal to the greater of: (i) one percent (1%) of the principal amount being prepaid, multiplied by the quotient of the number of full months remaining until the maturity date of the loan (calculated as of the prepayment date) divided by the number of full months comprising the term of the loan; or (b) a “make-whole” payment equal to the present value of the loan less the amount of principal and accrued interest being prepaid calculated as of the prepayment date for the period between that date and the maturity date.

(5)

In May 2017, the Company refinanced the loans related to the Claremont Medical Office property and the Knoxville Medical Office Properties of approximately $12.4 million and $37.2 million, respectively, into a combined loan. The original loans were scheduled to mature January 2018 and July 2018, respectively.

The following table provides details of the fair market value and carrying value of the Company’s indebtedness as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,		December 31,
	2017		2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$1,041.0	$1,035.1	$943.4	$936.7
Credit facilities	$622.0	$619.8	$644.9	$642.0

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of September 30, 2017 and December 31, 2016 because of the relatively short maturities of the obligations.

All of the Company’s mortgage and construction loans contain customary financial covenants; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc.

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

As of September 30, 2017, the Company was in compliance with all financial covenants.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

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

The following fees have been or are expected to be settled in accordance with the expense support agreements for the quarter and nine months ended September 30, 2017, the quarter and nine months ended September 30, 2016, and cumulatively as of September 30, 2017 (in thousands, except per share data):

	Quarter ended		Nine Months Ended		As of
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017
Asset management fees (1)	$—	$850	$—	$2,550	$13,565
Then-current offering price or NAV (2)	$10.04	$9.75	$10.04	$9.75	$10.04
Restricted Stock shares (3)	―	87	―	262	1,332
Cash distributions on Restricted Stock (4)	$158	$112	$413	$315	$1,223

______________

FOOTNOTES:

(1)	No other amounts were eligible to be settled in accordance with the expense support agreements for the quarter and nine months ended September 30, 2017.
(2)

The number of Restricted Stock shares granted to the Advisor in lieu of payment in cash is determined by dividing the expense support amount for the respective determination date by the then-current NAV per share.

(3)

No fair value has been assigned to the Restricted Stock shares as the shares were valued at zero at issuance, which represents the lowest possible value estimated at vesting. In addition, the Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met through September 30, 2017.

(4)	The cash distributions have been recognized as compensation expense as issued and included in general and administrative expense in the accompanying condensed consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

8.	Related Party Arrangements (continued)

The expenses and fees incurred by and reimbursable to the Company’s related parties for the quarter and nine months ended September 30, 2017 and 2016, and related amounts unpaid as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	Quarter ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Reimbursable expenses:
Operating expenses (2)	$1,396	$1,043	$4,326	$3,533	$1,015	$1,072
Acquisition fees and expenses	3	28	6	101	―	3
	1,399	1,071	4,332	3,634	1,015	1,075
Investment services fees (3)	19	194	123	194	―	17
Financing coordination fees (4)	2,748	―	3,601	―	―	―
Property management fees (5)	1,196	1,353	3,660	3,668	423	417
Asset management fees (6)	7,643	7,270	22,711	21,699	2,652	1,956
	$13,005	$9,888	$34,427	$29,195	$4,090	$3,465

________________

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.

(3)

For the quarter and nine months ended September 30, 2017, the Company incurred approximately $0.02 million and $0.1 million, respectively, in investment service fees related to the Company’s completed developments, of which approximately $0.02 million and $0.1 million, respectively, were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.  For the quarter and nine months ended September 30, 2016 the Company incurred approximately $0.2 million and $0.2 million, respectively, in investment service fees related to the Company’s completed developments, of which approximately $0.2 million and $0.2 million, respectively, were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets. Investment services fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.

(4)

For the quarter and nine months ended September 30, 2017, the Company incurred approximately $2.7 and $3.6 million, respectively, in financing coordination fees related to the refinancing of the loans associated with certain operating properties of which approximately $0.0 million and $0.9 million, respectively, in financing coordination fees were capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying condensed consolidated balance sheets.  There were no financing coordination fees for the quarter and nine months ended September 30, 2016.

(5)

For the quarter and nine months ended September 30, 2017, the Company incurred approximately $1.2 million and $3.7 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.1 million and $0.3 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets. For the quarter and nine months ended September 30, 2016, the Company incurred approximately $1.4 million and $3.7 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.3 million and $0.6 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

8.	Related Party Arrangements (continued)
(6)

For the quarter and nine months ended September 30, 2017, the Company incurred approximately $7.6 million and $22.7 million, respectively, in asset management fees payable to the Advisor of which approximately $0.1 million and $0.5 million, respectively, was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheet. No expense support was received for the quarter and nine months ended September 30, 2017. For the quarter and nine months ended September 30, 2016, the Company incurred approximately $7.3 million and $21.7 million, respectively, in asset management fees payable to the Advisor of which approximately $0.2 million and $0.5 million, respectively, was capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.  In addition, the Company recognized a reduction in asset management fees of approximately $0.9 million and $2.6 million, respectively, for the quarter and nine months ended September 30, 2016 as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the expense support agreements.

9.	Derivative Financial Instruments

The following summarizes the terms of the Company’s, or its equity method investments’, derivative financial instruments and the corresponding asset (liability) as of September 30, 2017 and December 31, 2016 (in thousands):

							Fair value asset (liability) as of
Notional			Credit	Trade	Forward	Maturity	September 30,	December 31,
Amount		Strike (1)	Spread (1)	date	date	date	2017	2016
$11,895	(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018	$(4)	$(44)
$36,990	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018	$(395)	$(878)
$25,206	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018	$(304)	$(667)
$47,306	(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019	$(551)	$(949)
$81,233	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019	$(888)	$(1,512)
$6,785	(2)	1.2%	2.3%	11/12/2014	11/15/2014	10/15/2017	$—	$(17)
$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019	$(66)	$(992)
$130,866	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019	$(240)	$(976)
$260,000	(3)	1.5%	—%	11/19/2015	11/19/2015	11/30/2018	$405	$600
$150,000	(3)	1.5%	—%	3/1/2016	3/1/2016	11/30/2018	$228	$346
$117,000	(3)	2.3%	—%	8/29/2017	8/29/2017	9/1/2019	$60	$—

_______________

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
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

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

10.	Equity

Stockholders’ Equity:

Distribution Reinvestment Plan — For the nine months ended September 30, 2017 and 2016, the Company received proceeds through its Reinvestment Plan of approximately $32.0 million (3.2 million shares) and $32.0 million (3.3 million shares), respectively.

Distributions — The following table details the Company’s historical estimated NAV per share, including the prices pursuant to the Reinvestment Plan and the Company’s monthly cash distributions per share:

	NAV per	Reinvestment Plan Price	Monthly Cash
Period	Share	per Share	Distributions
February 12, 2016 through February 13, 2017	$9.75	$9.75	$0.0353
February 14, 2017 through June 30, 2017	$10.04	$10.04	$0.0353
July 1, 2017 through September 30, 2017	$10.04	$10.04	$0.0388

During the nine months ended September 30, 2017 and 2016, the Company declared cash distributions of $57.4 million and $55.5 million, respectively, of which $25.4 million and $23.5 million, respectively, were paid in cash to stockholders and $32.0 million and $32.0 million, respectively, were reinvested pursuant to the Reinvestment Plan.

Redemptions — During the nine months ended September 30, 2017 and 2016, the Company received requests for the redemption of common stock of approximately $35.6 million and $25.8 million, respectively, all of which were approved for redemption at an average price of $9.98 and $9.73, respectively.

Promoted Interest — During the nine months ended September 30, 2016, the Company recorded, as a reduction to capital in excess of par value, approximately $6.7 million in distributions to holders of promoted interest related to the following completed developments (in thousands):

Property	Amount
Dogwood Forest of Acworth	$(3,850)
Wellmore of Tega Cay	(2,800)
$(6,650)

There were no such distributions recorded during the nine months ended September 30, 2017.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

10.	Equity (continued)

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investments, and included in the condensed consolidated statements of comprehensive loss for the quarter and nine months ended September 30, 2017 and 2016 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments		Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss into earnings
	Quarter Ended			Quarter Ended
	September 30,			September 30,
	2017	2016		2017	2016
Interest rate swaps	$888	$4,033	Interest expense and loan cost amortization	$(433)	$(1,731)
Interest rate caps	295	(33)	Interest expense and loan cost amortization	(254)	(10)
Reclassification of interest rate swaps upon derecognition	132	―	Interest expense and loan cost amortization	(132)	―
Reclassification of interest rate swaps due to ineffectiveness	(7)	(23)	Interest expense and loan cost amortization	7	23
Total	$1,308	$3,977		$(812)	$(1,718)

	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016		2017	2016
Interest rate swaps	$3,409	$(3,729)	Interest expense and loan cost amortization	$(3,201)	$(5,388)
Interest rate caps	198	(2,185)	Interest expense and loan cost amortization	(511)	(10)
Reclassification of interest rate swaps upon derecognition	186	―	Interest expense and loan cost amortization	(186)	―
Reclassification of interest rate swaps due to ineffectiveness	(7)	(1)	Interest expense and loan cost amortization	7	1
Interest rate cap held by unconsolidated joint venture	―	(1)	Not applicable	―	―
Total	$3,786	$(5,916)		$(3,891)	$(5,397)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

11.	Commitments and Contingencies

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

The Company has seven remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.  However, these performance metrics were not met nor probable of being met as of September 30, 2017.

Refer to Note 6. “Contingent Purchase Price Consideration” for information on potential contingent purchase price considerations related to property acquisitions.

Refer to Note 8. “Related Party Arrangements” for information on contingent restricted stock shares due to the Company’s Advisor and Property Manager in connection with the expense support agreements.

12.	Assets Held For Sale, net

In August 2017, the Company committed to a plan to sell the Perennial Communities which are comprised of six skilled nursing facilities located in Arkansas and classified the associated assets as held for sale as of September 30, 2017. The sale of these properties would not cause a strategic shift in the Company nor would it be considered individually significant; therefore, it does not qualify as discontinued operations.

As of September 30, 2017 and December 31, 2016, assets held for sale consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Real estate assets, net	$46,699	$47,178
Intangibles, net	800	893
Deferred rent and lease incentives	4,970	5,280
Assets held for sale, net	$52,469	$53,351

13.	Subsequent Events

In October 2017, the Company exercised a one-year extension option on its Revolving Credit Facility, which as of September 30, 2017 had approximately $172.0 million outstanding and was scheduled to mature in December 2017. Pursuant to this extension option, the Company’s Revolving Credit Facility is now scheduled to mature in December 2018.

In November 2017, the Company executed amendments to the credit agreement with KeyBank, as administrative agent, related to the Credit Facilities, which adjusted certain criteria and terms of the borrowing base supporting the Company’s Revolving Credit Facility and increased the availability under the Revolving Credit Facility to approximately $55.1 million based on the borrowing base calculation as of September 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2017 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of September 30, 2017 (unaudited) and December 31, 2016.  Amounts as of December 31, 2016, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate or real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 34 states. The map below shows our current property allocations across geographic regions as of September 30, 2017:

As of September 30, 2017, our healthcare investment portfolio consisted of interests in 143 properties, including 72 seniors housing communities, 54 MOBs, 12 post-acute care facilities and five acute care hospitals.  Of our properties held at September 30, 2017, one of our 72 seniors housing communities currently has an expansion project, one represents unimproved land and five were owned through an unconsolidated joint venture.  The following table summarizes our healthcare portfolio by asset class and investment structure as of September 30, 2017:

Type of Investment	Number of Investments		Investment Amount (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15		$311.0	10.2%
Seniors housing managed (2)	51		1,416.5	46.6%
Seniors housing expansion projects (3)	―	(4)	4.9	0.2%
Seniors housing unimproved land	1		1.1	0.0%
Medical office leased (1)	54		931.4	30.6%
Post-acute care leased (1)	12		190.8	6.3%
Acute care leased (1)	5		153.9	5.1%
Unconsolidated investments:
Seniors housing managed (5)	5		31.1	1.0%
	143		$3,040.7	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income from operating leases.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	Investments herein represent funded and accrued development costs as of September 30, 2017.
(4)	Investments herein relate to expansion projects whose property counts are included in seniors housing managed.
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

When evaluating the performance of our healthcare portfolio within the seniors housing and post-acute care asset classes, management reviews occupancy levels and monthly revenue per occupied unit, which we define as total revenue divided by average number of occupied units or beds and is considered a performance metric within these asset classes.  Similarly, within the medical office and acute care asset classes, management reviews operating statistics of the underlying properties, including occupancy levels and rent per square foot.  Lastly, when evaluating the performance of our third-party operators or developers, management reviews monthly financial statements, property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits.  We do not consider this information to be a non-GAAP measure that can be reconciled to our GAAP financial statements because it includes the performance of properties that are leased to third-party tenants.  However, all of the aforementioned operating and statistical metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

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

During the nine months ended September 30, 2017, we continued to fund costs relating to existing development and value-add or stabilizing properties.  During the construction and lease-up phase, these types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our results of operations and net asset valuation.  However, we believe that deploying a portion of our capital into these types of properties is beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions.  Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

In August 2017, the Company committed to a plan to sell the Perennial Communities and classified the associated assets as held for sale as of September 30, 2017.  Based on preliminary market data, we expect the net sales proceeds will exceed the carrying value of the properties.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 5% or more of our rentable space as of September 30, 2017:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	22.0%	2022-2025
Wellmore, LLC	2	366	6.4%	2026-2027
Novant Medical Group, Inc.	5	297	5.2%	2017-2025
Other tenants and vacancies (1)	66	3,802	66.4%	2017-2038
	86	5,726	100.0%

Operators	Number of Properties	Rentable Square Feet (inthousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	2,039	32.2%	2019-2021
Prestige Senior Living, LLC	13	895	14.1%	2019
MorningStar Senior Management, LLC	4	834	13.2%	2018-2019
SLH Austin Manager, LLC	3	431	6.8%	2020-2025
Parc Communities, LLC	2	385	6.1%	2022
HarborChase Retirement, LLC	4	380	6.0%	2018-2024
Other operators (1)	18	1,363	21.6%	2017-2025
	51	6,327	100.0%

FOOTNOTE:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our rentable square footage.

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

During the nine months ended September 30, 2017, our rental revenues from operating leases represented approximately 33.0% of our total revenues.  As of September 30, 2017, approximately 74.8% of our rental revenues from operating leases were scheduled to expire in 2022 or later.  Based on this, we do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2017, each of the next nine years and thereafter on our consolidated healthcare investment portfolio (excludes real estate under development), assuming that none of the tenants exercise any of their renewal options, as of September 30, 2017 (in thousands, except for number of tenants and percentages):

Year of Expiration (1)	Number of Tenants	Expiring Rentable Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2017	25	82	$1,561	1.4%
2018	98	387	7,865	7.0%
2019	75	324	6,498	5.8%
2020	68	372	7,013	6.3%
2021	53	263	5,371	4.8%
2022	48	1,096	16,889	15.1%
2023	90	803	19,767	17.6%
2024	13	269	6,349	5.7%
2025	35	628	12,449	11.1%
2026	7	164	3,475	3.1%
Thereafter	49	940	24,934	22.1%
Total	561	5,328	$112,171	100.0%

Weighted Average Remaining Lease Term: (3)		7.1 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent escalations included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Real Estate Under Development

As of September 30, 2017, we substantially completed all of our ground-up developments and had one property with an expansion project that will provide us with 32 additional units upon completion as follows:

Property Name (and Location)	Developer	Number of Additional Units upon Completion	Development Costs Incurred (in millions) (1)	Remaining Development Budget (in millions) (2)	Estimated Completion Date
Tranquillity at Fredericktowne (Frederick, MD)	Capital Health Partners	32 units	$4.9	$2.0	December 2017

FOOTNOTES:

(1)

This amount represents total capitalized costs for GAAP purposes for the development and construction of this property as of September 30, 2017.  Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period.

(2)	This amount represents the remaining development budget as of September 30, 2017 and includes preleasing and marketing costs which will be expensed as incurred.

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

Liquidity and Capital Resources

General

While our Offerings closed on September 30, 2015, we continue to provide existing stockholders the opportunity to designate their cash distributions for reinvestment through our Reinvestment Plan.  Other potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders and undistributed operating cash flows, and to a lesser extent, proceeds from the sale of properties or other assets.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  Based on the amendments to our Credit Facilities in November 2017, as discussed in Note 13. “Subsequent Events,” we have approximately $55.1 million of undrawn availability under our Revolving Credit Facility, as discussed below.

We substantially completed our acquisition phase in 2016 and expect future acquisition activity to be limited.  Prior to completion of our acquisition phase, our principal demand for funds has been for acquisitions or the development of properties, the payment of debt service on our outstanding indebtedness and the payment of distributions.  Generally, we expect to meet short-term working capital needs from our cash flows from operations and proceeds from our Reinvestment Plan.

Sources of Liquidity and Capital Resources

Reinvestment Plan

For the nine months ended September 30, 2017 and 2016, we received proceeds from our Reinvestment Plan of approximately $32.0 million and $32.0 million, respectively.

Borrowings

During the nine months ended September 30, 2017 and 2016, we borrowed proceeds of approximately $206.5 million and $191.4 million, respectively. We have borrowed and intend to continue borrowing money to fund ongoing real estate development and other enhancements to our portfolio, as well as to cover any periodic shortfall between distributions paid and cash flows from operating activities. While we have substantially completed our acquisition phase, we continue to monitor and evaluate additional acquisition opportunities and may borrow additional money to fund such acquisitions.

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

In August 2017, we extended the terms of our existing mortgage loans on the Pacific Northwest and Capital Health communities to January 2022, which represented an extension of the maturity dates from December 2018 and January 2020, respectively, on approximately $237.3 million of combined borrowings.  In addition, we received approximately $37.5 million of additional borrowings through a supplemental loan with the same lender, which is co-terminus with the existing mortgage loans, collateralized by the communities and matures in January 2022.  The supplemental loan further accrues interest at a fixed rate equal to 4.3% per annum and includes monthly interest only payments for the first 12 months followed by monthly principal and interest payments for the remaining term of the loan using a 30-year amortization period with the remaining principal balance payable at maturity.  These proceeds were used partially to pay down the Revolving Credit Facility.

In August 2017, we also exercised one-year extension options on two of our mortgage loans totaling approximately $24.5 million and, in October 2017, we exercised a one-year extension option on our Revolving Credit Facility of approximately $172.0 million, all of which were scheduled to mature in 2017.  This debt is now scheduled to mature in 2018.  We will continue to make the monthly principal and interest payments as outlined in the respective loan agreements.

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

The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.  As of September 30, 2017 and December 31, 2016, we had an aggregate debt leverage ratio of approximately 58.9% and 55.8%, respectively, of the aggregate carrying value of our assets.

Net Cash Provided by Operating Activities

We experienced positive cash flow from operating activities for the nine months ended September 30, 2017 and 2016 of approximately $56.9 million and $58.1 million, respectively.  The decrease in cash flows from operating activities for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily the result of the following:

•

an increase in total revenues and net operating income (“NOI”)  for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily as the result of having 137 consolidated operating properties in 2017 as compared with 133 consolidated operating properties in 2016;

•

lower cash flows from operations being used to fund reduced or “free rent” periods for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily reflective of timing of rental payments across periods as two-single tenant properties were under “free rent” periods negotiated at inception of the respective leases during the prior period; and

•	an increase in net cash flows from operations resulting from favorable changes in operating assets and liabilities and lower acquisition fees and expenses;
•

offset by an increase in asset management fees resulting primarily from lower expense support amounts across periods, the acquisition of Cobalt Rehabilitation Hospital of New Orleans in October 2016 and the completion of seven development properties and one expansion project subsequent to September 30, 2016;

•

an increase in lease incentives paid in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs during the nine months ended September 30, 2017  as compared to nine months ended September 30, 2016;

•

payment of financing coordination fees, legal fees and other third-party costs associated to the refinancing of our Bonaventure and Capital Health mortgage loans which were expensed for the nine months ended September 30, 2017 as the refinancing was determined to be a loan modification for accounting purposes.  There were no similar such expenses recognized in the prior period; and

•

an increase in interest expense paid resulting from higher average debt outstanding as well as higher interest rates for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016;

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

Under the terms of the expense support agreements, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreements, we will issue, within 90 days following the determination date, a number of shares of Restricted Stock equal to the quotient of the expense support amounts provided by our Advisor and Property Manager for the preceding calendar year divided by our then-current NAV per share of common stock.  The terms of the expense support agreements automatically renew for consecutive one year periods, subject to the right of our Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice.  For the quarter and nine months ended September 30, 2016, we recognized approximately $0.9 million and $2.6 million, respectively, as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the expense support agreements.   We did not recognize or estimate annual expense support for the quarter and nine months ended September 30, 2017 as we do not expect any fees to be settled in accordance with the expense support agreements for the year ending December 31, 2017.

Refer to Note 8. “Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Lease Incentives

During the nine months ended September 30, 2017 and 2016, we paid approximately $6.9 million and $2.3 million, respectively, of costs on behalf of our tenants as lease incentives in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs.  Lease incentives are capitalized as deferred rent and amortized as straight-line rent over the respective lease terms. While we expect the impact of these lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will contribute to same-store NOI growth in future periods and that the extension of existing lease terms could increase the value of our properties.

Development Properties

In connection with our seniors housing and post-acute care developments, we funded approximately $46.3 million and $60.8 million in development costs during the nine months ended September 30, 2017 and 2016, respectively.  During the nine months ended September 30, 2017, we completed the construction and placed into service the Welbrook Transitional Care Grand Junction, Waterstone on Augusta, Wellmore of Lexington and Dogwood Forest of Grayson development properties, as well as the Brookridge Heights Assisted Living & Memory Care expansion project.  We expect to fund approximately $4.1 million of additional development, pre-leasing, marketing and other costs as our properties with recently completed development during the nine months ended September 30, 2017 continue through their respective lease-up phases in 2017 and 2018.  On certain of these development properties, we have the ability to fund up to approximately $2.4 million of such additional costs from the related construction loans.

As a result of our completed seniors housing developments continuing to lease-up towards and/or achieving stabilization, we continue to monitor these properties to determine whether the established performance metrics of their respective promoted interest agreements have been met.  During the nine months ended September 30, 2017, we paid an approximate $2.0 million distribution to the holder of a promoted interest related to the Dogwood Forest of Acworth development, which was accrued in the year ended December 31, 2016.  We expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties to the extent the established performance metrics are met.  However, no other such payments were made nor were any of the performance metrics met or probable of being met during the nine months ended September 30, 2017.

Debt Repayments

During the nine months ended September 30, 2017, we paid approximately $131.0 million of total repayments which were comprised of $64.9 million in repayments on our Revolving Credit Facility, $49.6 million in repayments on our mortgage loans for Knoxville Medical Office Properties and the Claremont Medical Office property prior to their scheduled maturities and $16.5 million of scheduled repayments.  During the nine months ended September 30, 2016, we paid approximately $139.2 million of total repayments which was comprised of $90.3 million in repayments on our Revolving Credit Facility, $34.4 million in repayments on our mortgage loans for the Wellmore of Tega Cay Property and Raider Ranch Community, prior to the scheduled maturities, and $14.5 million of scheduled repayments.

Contingent Purchase Price Consideration

During the nine months ended September 30, 2017, we paid approximately $3.6 million in contingent purchase price consideration, all of which had been accrued as of December 31, 2016.  Refer to Note 6. “Contingent Purchase Price Consideration” for additional information.

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

In September 2017, the Company’s board of directors approved an increase in the Company’s quarterly cash distribution, from $0.10581 to $0.11639 per share, effective for the third quarter of 2017.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for quarter and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Cash Flows Provided by Operating Activities(3)
2017 Quarters
First	$0.1058	$18,525	$10,412	$8,113	$18,667
Second	0.1058	18,515	10,305	8,210	22,815
Third	0.1164	20,363	11,271	9,092	15,460
Total	$0.3280	$57,403	$31,988	$25,415	$56,942

2016 Quarters
First	$0.1058	$18,454	$10,725	$7,729	$16,008
Second	0.1058	18,538	10,658	7,880	18,741
Third	0.1058	18,496	10,607	7,889	23,362
Total	$0.3174	$55,488	$31,990	$23,498	$58,111

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)

For the nine months ended September 30, 2017 and 2016, our net loss attributable to common stockholders was approximately $26.4 million and $38.5 million, respectively, while total distributions declared were approximately $57.4 million, and $55.5 million, respectively. For the nine months ended September 30, 2017 and 2016, approximately 91% and 96%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 9% and 4%, respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

(3)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions. GAAP requires the payment of certain items (most notably, lease incentives and acquisition fees and costs related to business combinations) to be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. For example, for the nine months ended September 30, 2017 and 2016, we paid approximately $6.9 million and $2.3 million, respectively, of lease incentives. In addition, for the nine months ended September 30, 2017 we paid approximately $3.6 million in financing coordination fees.

Cash provided by operating activities for the nine months ending September 30, 2016 was impacted by the adoption of two ASU’s affecting the presentation of the statement of cash flows, which required a payment on extinguishment of debt in 2016 to be reclassified from cash provided by operating activities to cash used in financing activities. Refer to Note 2. “Summary of Significant Accounting Policies” for additional information.

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

During the nine months ended September 30, 2017, we paid approximately $32.0 million in redemptions of common stock of which approximately $10.4 million related to prior year redemption requests that were payable as of December 31, 2016.  In addition, subsequent to September 30, 2017, we paid approximately $14.0 million in redemptions of common stock related to requests received for the nine months ended September 30, 2017 and were payable as of September 30, 2017.  During the nine months ended September 30, 2016, we paid approximately $20.3 million in redemptions of common stock of which approximately $2.7 million related to prior year redemption requests that were payable as of December 31, 2015.

During the nine months ended September 30, 2017, we received requests for the redemption of common stock of approximately $35.6 million which exceeded proceeds received from our Reinvestment Plan by approximately $3.6 million.  Our board of directors approved the excess redemptions as there were some unused proceeds from the Reinvestment Plan in the previous year.  The aggregate amount of funds available for redemptions may be less than, or may exceed, the aggregate proceeds received through our Reinvestment Plan for the year ending December 31, 2017.  There is no guarantee that any funds will be set aside under the Reinvestment Plan or otherwise made available for the redemption plan during any period during which redemptions may be requested.

We are not obligated to redeem shares under our redemption plan.  Our board of directors will continue to evaluate the aggregate amount of funds that will be used to redeem shares pursuant to the redemption plan on a quarterly basis and will determine the amount of shares to be redeemed based on what it believes to be in the best interest of the Company and our stockholders as the redemption of shares dilutes the amount of cash available for other corporate purposes.  The aggregate amount of funds may be less than, or may exceed, the aggregate proceeds received through our Reinvestment Plan.

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

The following tables present a summary of requests received and shares redeemed pursuant to our redemption plan during the nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

2017 Quarters	First	Second	Third	Total
Redemptions requested	1,088	1,072	1,408	3,568
Shares redeemed	(1,088)	(1,072)	(1,408)	(3,568)
Pending redemption requests	―	―	―	―
Average price paid per share	$9.99	$9.97	$9.99	$9.98

2016 Quarters	First	Second	Third	Total
Redemptions requested	277	1,529	850	2,656
Shares redeemed	(277)	(1,529)	(850)	(2,656)
Pending redemption requests	―	―	―	―
Average price paid per share	$9.73	$9.73	$9.73	$9.73

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

Quarter and nine months ended September 30, 2017 as compared to the quarter and nine months ended September 30, 2016

As of September 30, 2017, we owned 137 consolidated operating real estate investment properties, which excludes unconsolidated investments and unimproved land, and our portfolio consisted of 5,874 units operated under management agreements with third-party operators and approximately 5.3 million rentable square feet that was 93.1% leased to third-party tenants.

	Investment count as of
	September 30,
Consolidated operating investment types:	2017	2016
Seniors housing leased	15	16
Seniors housing managed	51	48
Medical office leased	54	54
Post-acute care leased	12	10
Acute care leased	5	5
	137	133

Rental Income from Operating Leases. Rental income from operating leases was approximately $32.0 million and $97.4 million, respectively, for the quarter and nine months ended September 30, 2017 as compared to approximately $31.0 million and $92.7 million, respectively, for the quarter and nine months ended September 30, 2016.   The increase in rental income from operating leases across periods primarily resulted from: (1) the transition of Wellmore of Tega Cay in August 2016 from being managed pursuant to a third-party management contract under a RIDEA structure to being leased to a third-party operator under a triple-net lease arrangement (“Tega Cay Managed to Lease Transition”); (2) the acquisition of Cobalt Rehabilitation Hospital of New Orleans in October 2016; and (3) the completion of Welbrook Transitional Care Grand Junction development and the commencement of the related lease in March 2017. These were offset by the transition of the Parc Communities in July 2017 from being leased to a third-party operator under a triple-net lease arrangement to being managed pursuant to a third-party management contract under a RIDEA structure (“Parc Communities Leased to Managed Transition”).

Resident Fees and Services. Resident fees and services income was approximately $64.5 million and $182.6 million, respectively, for the quarter and nine months ended September 30, 2017 as compared to approximately $59.3 million and $174.6 million, respectively, for the quarter and nine months ended September 30, 2016. The increase in resident fees and services is primarily a result of year-over-year growth in occupancy rates at our value-add seniors housing properties as well as the completion of our Fieldstone at Pear Orchard, Waterstone on Augusta and Dogwood Forest of Grayson developments subsequent to September 30, 2016, offset by the sale of Dogwood Forest of Acworth in November 2016 and the Tega Cay Managed to Lease Transition.

Property Operating Expenses. Property operating expenses were approximately $50.0 million and $142.9 million, respectively, for the quarter and nine months ended September 30, 2017 as compared to approximately $47.2 million and $139.6 million, respectively, for the quarter and nine months ended September 30, 2016. The increase in property operating expenses is primarily a result of increased property operating expenses at our value-add seniors housing properties due to year-over-year growth in occupancy rates, the Parc Communities Leased to Managed Transition as well as the completion of our Fieldstone at Pear Orchard, Waterstone on Augusta and Dogwood Forest of Grayson developments subsequent to September 30, 2016, offset by the sale of Dogwood Forest of Acworth in November 2016 and the Tega Cay Managed to Lease Transition.

General and Administrative. General and administrative expenses were approximately $3.5 million and $9.8 million, respectively, for the quarter and nine months ended September 30, 2017 as compared to approximately $2.7 million and $9.7 million, respectively, for the quarter and nine months ended September 30, 2016.  General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.  The increase in general and administrative expenses were primarily attributed to the increase in third-party costs associated with the refinancing of debt associated with some of our properties that were determined to be loan modifications for accounting purposes.

Asset Management Fees. We incurred asset management fees payable to our Advisor of approximately $7.6 million and $22.7 million, respectively, for the quarter and nine months ended September 30, 2017, as compared to approximately $7.3 million and $21.7 million, respectively, for the quarter and nine months ended September 30, 2016. For the quarter and nine months ended September 30, 2017, approximately $0.1 million and $0.5 million of asset management fees were capitalized as real estate under development. For the quarter and nine months ended September 30, 2016, we recognized a reduction in asset management fees of approximately $0.9 million and $2.6 million, respectively, as an estimate of the annual expense support amount expected to be settled in accordance with the terms of the expense support agreements and approximately $0.2 million and $0.5 million, respectively, were capitalized as real estate under development.  As described in Note 8. “Related Party Arrangements,” there was no expense support estimated during the quarter and nine months ended September 30, 2017 as we do not expect fees to be settled in accordance with the expense support agreements for the year ending December 31, 2017. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

Financing Coordination Fees. Financing coordination fees payable to the Advisor were approximately $2.7 million and $3.6 million, respectively, for the quarter and nine months ended September 30, 2017 of which approximately $0.0 million and $0.9 million, respectively, were capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying condensed consolidated balance sheets. Financing coordination fees associated with the refinancing of debt are either expensed or capitalized based on whether such refinancings are determined to represent loan modifications or loan extinguishments, respectively, for accounting purposes.  There were no financing coordination fees for the quarter and nine months ended September 30, 2016.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $26.8 million and $81.1 million, respectively, for the quarter and nine months ended September 30, 2017, as compared to approximately $30.3 million and $94.4 million, respectively, for the quarter and nine months ended September 30, 2016.   Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The decrease in depreciation and amortization expense across periods resulted from several intangible assets related to our seniors housing investments being fully amortized by the end of 2016.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $17.2 million and $50.4 million, respectively, for the quarter and nine months ended September 30, 2017, as compared to approximately $16.5 million and $45.8 million, respectively, for the quarter and nine months ended September 30, 2016. For the quarter and nine months ended September 30, 2017, approximately $0.1 million and $2.0 million, respectively, was capitalized as development costs relating to our real estate under development, as compared to approximately $0.7 million and $1.9 million, respectively, for the quarter and nine months ended September 30, 2016.  The increase in interest expense and loan cost amortization was primarily the result of an increase in our average debt outstanding to approximately $1.7 billion and  $1.6 billion, respectively, for the quarter and nine months ended September 30, 2017, as compared with approximately $1.5 billion for both the quarter and nine months ended September 30, 2016 and the increase in LIBOR for the quarter and nine months ended September 30, 2017 as compared to the quarter and nine months ended September 30, 2016. In addition, during the nine months ended September 30, 2017, we incurred a loss on the extinguishment of debt of approximately $0.2 million related to the refinancing of our mortgage loans on the Knoxville Medical Office Properties and the Claremont Medical Office property.

Equity in Earnings of Unconsolidated Entity. Our unconsolidated entity relating to our investment in the Windsor Manor joint venture generated earnings of approximately $0.1 million and $0.2 million, respectively, for quarter and nine months ended September 30, 2017, as compared to the earnings of approximately $0.2 million and $0.1 million, respectively, for the quarter and nine months ended September 30, 2016.  Equity in earnings of unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences.  The improved financial results for the nine months ended September 30, 2017 is partially attributable to the decision to transition the property manager in April 2016 at the five properties owned through the Windsor Manor joint venture.

Net Loss Attributable to Noncontrolling Interests.  During the quarter and nine months ended September 30, 2017, net loss attributable to our co-venture partners was approximately $0.1 million and $0.3 million, respectively, as compared to approximately $0.03 million and $0.05 million, respectively, for the quarter and nine months ended September 30, 2016. In accordance with the provisions of each joint venture agreement, we allocate loss from operations to our co-venture partners based on their percentage ownership in each joint venture. These losses are primarily related to our Watercrest at Katy and Fieldstone at Pear Orchard joint ventures, which both completed construction in 2016 and are in the lease-up phase.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as rental income from operating leases, resident fees and services, and tenant reimbursement income less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated NOI from acquisitions made or developments completed after July 1, 2016 or January 1, 2016, which are excluded as we did not own those properties during the entirety of all periods presented.  In understanding our operating results in the accompanying condensed consolidated financial statements, it is important to understand how the growth in our assets has impacted our results.

The chart below illustrates our net losses, and NOI for the quarter and nine months ended September 30, 2017 and 2016 (in thousands) and the amount invested in properties as of September 30, 2017 and 2016 (in millions):

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Net loss	$(11,231)	$(12,023)			$(26,691)	$(38,553)
Adjusted to exclude:
General and administrative expenses	3,529	2,705			9,811	9,653
Acquisition fees and expenses	―	126			―	277
Asset management fees	7,562	6,240			22,197	18,606
Contingent purchase price consideration adjustment	―	528			77	(222)
Financing coordination fees	2,748	―			2,748	―
Loss on lease terminations	―	―			―	785
Depreciation and amortization	26,768	30,289			81,054	94,428
Other expenses, net of other income	17,411	15,617			48,571	43,695
Income tax expense	90	66			344	241
NOI	46,877	43,548	$3,329	7.6%	138,111	128,910	$9,201	7.1%
Less: Non-same-store NOI	(3,393)	(1,322)			(5,187)	(3,789)
Same-store NOI	$43,485	$42,226	$1,258	3.0%	$132,924	$125,121	$7,803	6.2%
Invested in operating properties, end of period (in millions)	$3,004	$2,857			$3,004	$2,857

Overall, our NOI for the nine months ended September 30, 2017 increased by approximately $9.2 million as compared to the same period in the prior year.  Our non-same-store NOI of approximately $5.2 million for the nine months ended September 30, 2017 primarily related to the acquisition of Cobalt Rehabilitation Hospital of New Orleans in October 2016, as well as the completion of seven development properties and two expansion projects after January 1, 2016.  Our same-store NOI for the nine months ended September 30, 2017 increased by approximately $7.8 million, or 6.2%, as compared to the same period in the prior year.  The increase in same-store NOI is primarily attributable to year-over-year revenue and occupancy growth within our seniors housing properties and most notably attributable to the following properties:

•

The transition of our Wellmore of Tega Cay property in August 2016 from being managed pursuant to a third-party management contract under a RIDEA structure to being leased to a third-party operator under a triple-net lease arrangement;

•

The lease-up of additional assisted living units that resulted from our conversion of certain skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities, which were completed in the third quarter of 2016; and

•	Improved financial results and year-over-year occupancy growth at our Pacific Northwest Communities, which represent value-add properties.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(11,170)	$(11,992)	$(26,395)	$(38,506)
Adjustments:
Depreciation and amortization	26,768	30,289	81,054	94,428
FFO adjustments attributable to noncontrolling interests	(60)	―	(60)	―
FFO adjustments from unconsolidated entities (1)	131	36	452	577
FFO attributable to common stockholders	15,669	18,333	55,051	56,499
Acquisition fees and expenses (2)	―	126	―	277
Straight-line rent adjustments (3)	(1,085)	(882)	(2,083)	(4,870)
Amortization of above and below market intangibles (4)	135	167	479	572
Unrealized loss from mark-to-market adjustments on swaps (5)	(50)	(24)	5	(1)
Loss on extinguishment of debt (6)	―	1,495	239	1,495
Loss on lease terminations (7)	―	―	―	785
Contingent purchase price consideration adjustment (8)	―	528	77	(222)
MFFO adjustments attributable to noncontrolling interests	(2)	―	(2)	―
MFFO attributable to common stockholders	$14,667	$19,743	$53,766	$54,535
Weighted average number of shares of common stock outstanding (basic and diluted)	175,190	175,033	175,229	175,068
Net loss per share (basic and diluted)	$(0.06)	$(0.07)	$(0.15)	$(0.22)
FFO per share (basic and diluted)	$0.09	$0.10	$0.31	$0.32
MFFO per share (basic and diluted)	$0.08	$0.11	$0.31	$0.31

FOOTNOTES:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.

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

(5)

Management believes that adjusting for the unrealized gains and losses from mark-to-market adjustments on swaps is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, our off-balance sheet and other arrangements were not materially different from the amounts reported for the year ended December 31, 2016.  Refer to our annual report on Form 10-K for the year ended December 31, 2016 for a summary of our off-balance sheet and other arrangements.

Contractual Obligations

The following table presents our contractual obligations by payment period as of September 30, 2017 (in thousands):

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$43,403	$463,229	$217,610	$418,171	$1,142,413
Credit facilities (principal and interest) (1)	187,704	199,023	282,308	―	669,035
Development contracts on development properties (2)	4,696	―	―	―	4,696
Ground and air rights leases (3)	499	4,054	4,153	111,468	120,174
	$236,302	$666,306	$504,071	$529,639	$1,936,318

FOOTNOTES:

(1)

In October 2017, we exercised a one-year extension option on our Revolving Credit Facility of approximately $172 million which extended the maturity from December 2017 to December 2018 and is not reflected in the table above. We are required to continue making interest only payments until the extended maturity date.

(2)

These amounts represent our expected timing of such development costs, which include both accrued development costs as of September 30, 2017 of approximately $0.6 million as well as the remaining budgeted development costs not yet incurred, including lease-up costs. The amounts include approximately $3.2 million of contractual obligations with third-party developers and approximately $1.5 million of additional expected lease-up costs that have been included in the respective development budgets.

(3)	Ground and air rights leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2045 to 2082.

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

The following is a schedule as of September 30, 2017, of our fixed and variable rate debt maturities for the remainder of 2017, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value (1)
Fixed rate debt	$2,539	$10,868	$12,009	$51,070	$11,970	$323,812	$412,268	$413,000
Weighted average interest rate on fixed debt	4.25%	4.24%	4.23%	3.84%	4.28%	4.28%	4.22%
Variable rate debt	$200,726	$60,991	$493,226	$373,192	$37,587	$86,572	$1,252,294	$1,250,000
Average interest rate on variable rate debt	LIBOR + 2.44%	LIBOR +2.40%	LIBOR + 2.41%	LIBOR + 2.51%	LIBOR +2.87%	LIBOR + 3.13%	LIBOR + 2.51%

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2017. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2017, compared to LIBOR rates as of September 30, 2017, would result in fluctuation of interest expense on our variable rate debt of approximately $12.5 million for the year ending December 31, 2017.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of September 30, 2017, the Company’s debt is comprised of approximately 24.8% in fixed rate debt, approximately 63.0% in variable rate debt with current interest rate protection and approximately 12.2% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt.

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

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities under our redemption plan between July 1, 2017 and September 30, 2017 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan (1)
July 1, 2017 through July 31, 2017	―	―	―	4,672,990
August 1, 2017 through August 31, 2017	―	―	―	4,671,539
September 1, 2017 through September 30, 2017	1,408	$9.99	1,408	4,117,392
Total	1,408	$9.99	1,408

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

During the nine months ended September 30, 2017, our board of directors approved approximately $3.6 million of redemptions that exceeded the proceeds received from our Reinvestment Plan as there were some proceeds available for redemptions from the Reinvestment Plan in the previous year.

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

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of November 2017.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Kevin R. Maddron
KEVIN R. MADDRON
Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)