Form 10-K
period 2017-12-31
CNL Healthcare Properties, Inc.
filed 2018-03-16
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  000-54685

CNL Healthcare Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-2876363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered Not applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is currently no established public market for the registrant’s shares of common stock.  Based on the Company’s $10.04 net asset value per share as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was $1.8 billion.

The number of shares of common stock of the registrant outstanding as of March 5, 2018 was 174,634,263.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

There can be no assurance that we will be able to achieve our investment objectives.  In 2017, we began evaluating strategic alternatives to provide liquidity to the Company’s stockholders. The Company continues to evaluate strategic alternatives for an outcome in the best interests of its stockholders and will announce publicly the Company’s formation of a special committee and/or engagement of any investment banker when either occurs.  Until such time, we continue to strategically manage and position our portfolio to drive performance and value during what is now our maturation phase of the Company’s lifecycle.

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

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate and real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 34 states. The map below shows our current property allocations across geographic regions as of December 31, 2017:

As of December 31, 2017, our healthcare investment portfolio consisted of interests in 143 properties, including 72 seniors housing properties, 54 medical office buildings (“MOB”), 12 post-acute care facilities and five acute care hospitals.  Of our properties held at December 31, 2017, five of our 72 seniors housing properties were owned through an unconsolidated joint venture and one was comprised of unimproved land.  The following table summarizes our healthcare portfolio by asset class and investment structure as of December 31, 2017:

		Amount of	Percentage
Type of Investment	Number of Investments	Investments (in millions)	of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	10.2%
Seniors housing managed (2)	51	1,427.5	46.9%
Seniors housing unimproved land	1	1.1	0.0%
Medical office leased (1)	54	931.4	30.6%
Post-acute care leased (1)	12	190.8	6.3%
Acute care leased (1)	5	153.9	5.0%
Unconsolidated investments:
Seniors housing managed (3)	5	31.1	1%
	143	$3,046.8	100%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income and tenant reimbursements.
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

Furthermore, in our evaluation of the properties, we consider the operating stage of the investments within the following stages: development, value-add or stabilizing and stabilized.  While we do not currently have any real estate under development, development properties are those in which we or our joint venture purchased land for the development of new operating properties.  We typically hold rights as the owner or managing member of the development properties while a third-party or our joint venture partner manages the development, construction and certain day-to-day operations of the property subject to our oversight.  Stabilizing properties are either developed properties that have been fully constructed and in lease-up phase (typically 18 months post-construction) or existing (“value-add”) properties in which we expect to make capital investments to upgrade or expand.  A property is considered stabilized upon the earlier of (i) when the property reaches 85% occupancy for a trailing three month period, or (ii) a two year period from acquisition or completion of development.  For those assets that are above an 85% occupancy level and subsequently drop below 85%, they are reclassified to stabilizing until the assets attain the trailing three month 85% occupancy metric.

During the year ended December 31, 2017, we continued to invest in existing ground-up development and value-add or stabilizing properties.  During the construction and lease-up phase, these types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our results of operations and net asset valuation.  However, we believe that investing a portion of our capital into these types of properties is beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions.  Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of December 31, 2017:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	22.7%	2022-2025
Wellmore, LLC	2	366	6.6%	2026-2027
Novant Medical Group, Inc.	5	305	5.5%	2018-2025
Other (1)	66	3,617	65.2%	2018-2038
	86	5,549	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	2,039	32.2%	2019-2021
Prestige Senior Living, LLC	13	895	14.1%	2019
Morningstar Senior Management, LLC	4	834	13.2%	2018-2019
SLH Austin Manager, LLC	3	431	6.8%	2020-2025
Parc Communities, LLC	2	385	6.1%	2022
Harborchase Retirement, LLC	4	380	6.0%	2018-2024
Other (1)	18	1,363	21.6%	2018-2025
	51	6,327	100.0%

FOOTNOTE:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our consolidated rentable square footage.

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

Tenant Lease Expirations

As of December 31, 2017, we owned 86 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases.  During the year ended December 31, 2017, our rental income represented approximately 32.5% of our total revenues.  As of December 31, 2017, approximately 57.0% of our rental income was scheduled to expire in 2023 or later.  We do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date.  As of December 31, 2017, approximately 43.0% of our rental income was scheduled to expire through 2022.  We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms.  Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.”  Certain amendments or modifications to the terms of existing leases could require lender approval.

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

The following table lists, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st and thereafter on our consolidated healthcare investment portfolio (excluding real estate under development), assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of December 31, 2017:

Year of Expiration (1)	Number of Tenants	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2018	83	372	9,614	8.0%
2019	74	337	7,958	6.6%
2020	67	400	9,185	7.6%
2021	57	295	7,331	6.1%
2022	42	1,088	17,571	14.7%
2023	74	815	19,392	16.1%
2024	14	272	6,742	5.6%
2025	33	555	10,789	9.0%
2026	6	160	3,509	2.9%
2027	14	496	6,367	5.3%
Thereafter	23	759	21,665	18.1%
Total	487	5,549	$120,123	100.0%

Weighted Average Remaining Lease Term (in years): (3)     6.8

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

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

Upon the recommendation of our Valuation Committee, our board of directors approved our estimated NAV per share to be $10.32 as of December 31, 2017, which includes deductions for estimated transaction costs.

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

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our intent is to target our aggregate borrowings ranging from 40% to 60% of the aggregate value of our assets now that we own a seasoned and stable asset portfolio.  As of December 31, 2017 and 2016, we had an aggregate debt leverage ratio of approximately 59.5% and 55.8%, respectively, of the aggregate carrying value of our assets.

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

Taxation

The following summary of the taxation of the Company and the material federal income tax consequences to the holders of our equity securities is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding our securities as part of a hedging, integrated conversion, or constructive sale transaction or a straddle, traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and foreign corporations and persons who are not citizens or residents of the U.S.).

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

On December 22, 2017, the U.S. President signed into law H.R. 1, the “Tax Cuts and Jobs Act,” (the “Tax Act”) which generally took effect for taxable years beginning on or after January 1, 2018 and, in certain instances, is scheduled to expire for taxable years beginning on or after January 1, 2026.

The Tax Act makes many changes to the U.S. federal income tax laws that significantly impact the taxation of individuals, corporations (both regular subchapter C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations.  Among its changes, the Tax Act (1) temporarily reduces the top individual income tax rate to 37% (from 39.6%), (2) permanently replaces the progressive corporate tax rate structure with a flat corporate tax rate of 21%, (3) repeals the corporate alternative minimum tax, (4) generally limits net operating loss (“NOLs”) deductions to 80% of the taxable income in the carryforward year and eliminates the ability to carryback NOLs that arise in taxable years ending after December 31, 2017, and (5) generally limits the deduction for net business interest expense to 30% of “adjusted taxable income” with certain exceptions for electing real property trades or businesses.

To date, the U.S. Internal Revenue Service (“IRS”) has issued only limited guidance with respect to certain provisions of the Tax Act. There are numerous interpretive issues and ambiguities that will require guidance and that are not clearly addressed in the conference report that accompanied the Tax Act. Technical corrections legislation will likely be needed to clarify certain of the new provisions and give proper effect to congressional intent. There can be no assurance, however, that technical corrections or other legislative changes that may be needed to prevent unintended or unforeseen tax consequences will be enacted by Congress anytime soon. Although this summary addresses material provisions enacted by the Tax Act, which may affect REITs and their stockholders, given the complexity of this new law, and the limited administrative guidance issued as of the date of this Annual Report, prospective stockholders should consult their own tax advisors regarding its potential impact on the U.S. federal income tax consequence to them in light of their particular circumstances.

General.  We elected to be taxed as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ended December 31, 2012. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so as to qualify as a REIT for U.S. federal income tax purposes.

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

As a REIT, we generally will not be subject to federal corporate income taxes on that portion of our ordinary income or capital gain we distribute currently to our stockholders, because the REIT provisions of the Code generally allow a REIT to deduct distributions, which are taxable dividends, paid to its stockholders. This substantially eliminates the federal double taxation on earnings (taxation at both the corporate level and stockholder level) that usually results from an investment in a corporation. With limited exceptions, dividends from us or from other entities that are taxed as REITs are generally not eligible for the capital gain rate and will continue to be taxed at rates applicable to ordinary income.  Commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, the Tax Act temporarily reduces the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. stockholders (as hereinafter defined) of our common stock that are individuals, estates or trusts by permitting such stockholders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Taking into account the Tax Act’s reduction in the maximum individual federal income tax rate from 39.6% to 37%, this results in a maximum effective rate of regular income tax on ordinary REIT dividends of 29.6% through 2025 (as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation).

Any NOLs, foreign tax credits and other tax attributes generally do not pass through to our stockholders, subject to special rules for certain items such as the capital gains that we recognize.

As a result of the enactment of the Tax Act, effective for taxable years beginning on or after January 1, 2018 our domestic taxable REIT subsidiaries (“TRSs”) are subject to U.S. federal income tax on their taxable income at a rate of 21% (as well as applicable state and local income tax), but NOL carryforwards of TRS losses arising in taxable years beginning after December 31, 2017 may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction). In contrast to prior law, which permitted unused NOL carryforwards to be carried back two years and forward 20 years, the Tax Act provides that losses arising in taxable years ending after December 31, 2017 can no longer be carried back but can be carried forward indefinitely.

Commencing in taxable years beginning after December 31, 2017, Section 163(j) of the Code, as amended by the Tax Act, limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation. “Adjusted taxable income” is determined without regard to certain deductions, including those for net interest expense, NOL carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of Section 469(c)(7)(C) of the Code. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. In general, while there is no authority under such provision or in the legislative history of the Tax Act that specifically addresses healthcare properties or other facilities, including senior housing facilities and MOB, we believe that our leasing, management and operation of such facilities and buildings should constitute a real property trade or business, and we, or our TRSs, may elect not to have the interest deduction limitation apply to that trade or business. If we, or our TRSs, do not make the election or if the election is determined not to be available with respect to all or certain of our, or our TRSs, business activities, the new interest deduction limitation could result in us having more REIT taxable income and thus increase the amount of distributions we must make to comply with the REIT requirements and avoid incurring corporate level tax. Similarly, the limitation could cause our TRSs to have greater taxable income and thus potentially greater corporate tax liability.

Even if we qualify for taxation as a REIT, however, we will be subject to federal income taxation as follows:

•	We will be taxed at the regular corporate rate on our undistributed taxable income, including undistributed net capital gains.
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

•

If we acquire appreciated assets from a C corporation that is not a REIT (i.e., a corporation generally subject to corporate level tax) in a transaction in which the C corporation would not normally be required to recognize any gain or loss on disposition of the asset and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then a portion of the gain may be subject to tax at the regular corporate rate, unless the C corporation made an election to treat the asset as if it were sold for its fair market value at the time of our acquisition. We will also be required to distribute prior non-REIT earnings and profits.

•

We may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s stockholders.

•

The earnings of our TRSs are subject to federal corporate income tax. In addition, a 100% excise tax will be imposed on the REIT and a corporate level tax on the TRS for transactions between a TRS and the REIT that are deemed not to be conducted on an arm’s length basis.

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

We would be treated as closely held if, during the last half of any taxable year, more than 50% in value of our outstanding capital shares is owned, directly or indirectly through the application of certain attribution rules, by five or fewer individuals, as defined in the Code to include certain entities. Items (vi) and (vii) above do not apply until after the first taxable year for which we elect to be taxed as a REIT. If we comply with U.S. Department of Treasury regulations (“Treasury Regulations”) that provide procedures for ascertaining the actual ownership of our common stock for each taxable year and we did not know, and with the exercise of reasonable diligence could not have known, that we failed to meet item (vii) above for a taxable year, we will be treated as having met item (vii) for that year.

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

With regard to rental income, we anticipate most of our leases will be for fixed rentals with annual CPI or similar adjustments and that none of the rentals under our leases will be based on the income or profits of any Person. Rental leases may provide for payments based on gross receipts, which are generally permissible under the REIT income tests. In addition, none of our tenants are expected to be “Related Party Tenants” and the portion of the rent attributable to personal property is not expected to exceed 15% of the total rent to be received under any lease. We anticipate that all or most of the services to be performed with respect to our real properties will be performed by our property manager, and such services are expected to be those usually or customarily rendered in connection with the rental of real property and not rendered to the occupant of such real property. Finally, we anticipate any non-

customary services will be provided by a TRS or, alternatively, by an independent contractor that is adequately compensated and from whom we derive no income. However, we can give no assurance that the actual sources of our gross income will allow us to satisfy the 75% Income Test and the 95% Income Test described above.

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

The Tax Act made fundamental changes to the U.S. international tax system that could affect the amount, timing or character of income we recognize with respect to any foreign subsidiary and, thus, may impact our decision to make investments in foreign jurisdictions. For example, if we were to form a foreign subsidiary, we would be subject to new rules enacted under the Tax Act which could subject us to current U.S. federal income tax on a portion of our income attributable to such foreign subsidiary.

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

For purposes of the limitation on the number of sales that a REIT may complete in any given year, the sale of more than one property to one buyer will be treated as one sale. Moreover, if a REIT obtains replacement property pursuant to a Section 1031 like-kind exchange, then it will be entitled to tack the holding period it has in the relinquished property for purposes of the two-year holding period requirement. Under the Tax Act, generally effective for exchanges completed after December 31, 2017, the rule providing for nonrecognition of gain in the case of like-kind exchanges is limited to exchanges of real property only, and not to tangible personal property or intangible property.

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

•	Fourth, no more than 20% (25% for our taxable years beginning before December 31, 2017) of the value of our total assets may consist of the securities of one or more TRSs.
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

Any interests we hold in a real estate mortgage investment conduit (“REMIC”) will generally qualify as real estate assets and income derived from REMIC interests will generally be treated as qualifying income for purposes of the REIT income tests described above. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the REIT asset and income tests. If we hold a “residual interest” (as defined in the Code) in a REMIC from which we derive “excess inclusion income” (as defined in the Code), we will be required either to distribute the excess inclusion income or to pay tax on it (or a combination of the two), even though we may not receive the income in cash. To the extent that distributed excess inclusion income is allocable to a particular stockholder, the income (i) would not be allowed to be offset by any NOLs otherwise available to the stockholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of stockholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate without reduction pursuant to any otherwise applicable income tax treaty, to the extent allocable to most types of foreign stockholders. Moreover, any excess inclusion income that we receive that is allocable to specified categories of tax-exempt investors which are not subject to unrelated business income tax, such as government entities, may be subject to corporate-level income tax in our hands, whether or not it is distributed.

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

We intend to make timely distributions sufficient to satisfy this requirement; however, it is possible we may experience timing differences between (i) the actual receipt of income and payment of deductible expenses, and (ii) the inclusion of that income and deduction of those expenses for purposes of computing our taxable income. Further, under changes made by the Tax Act, income generally must be accrued for U.S. federal income tax purposes no later than the taxable year in which such income is take into account as revenue in our financial statements, which could create a mismatch between our taxable income and the actual receipt of cash attributable to such income. It is also possible we may be allocated a share of net capital gain attributable to the sale of depreciated property by the operating partnership, or any other partnership in which we own an interest, that exceeds our allocable share of cash attributable to that sale. In those circumstances, we may have less cash than is necessary to meet our annual distribution requirement or to avoid income or excise taxation on undistributed income.

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

To the extent of its taxable income, a TRS is subject to federal income tax at the regular corporate rate and also may be subject to state and local taxation. Any distributions paid or deemed paid by any one of our TRSs also will be subject to tax, either (i) to us if we do not pay the distributions received to our stockholders as distributions, or (ii) to our stockholders if we do pay out the distributions received to our stockholders. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT or to the REIT’s tenants that are not conducted on an arm’s-length basis. We may hold more than 10% of the stock of a TRS without jeopardizing our qualification as a REIT notwithstanding the rule described above under “— Requirements for Qualification as a REIT — Operational Requirements — Asset Tests” that generally precludes ownership of more than 10% (by vote or value) of any issuer’s securities.

However, as noted below, in order for us to qualify as a REIT, the non-mortgage securities (both debt and equity) of all of the TRSs in which we have invested either directly or indirectly may not represent more than 20% (25% for our taxable years beginning before December 31, 2017) of the total value of our assets. We expect that the aggregate value of all of our interests in TRSs will represent less than 25% of the total value of our assets. We cannot, however, assure you that we will always satisfy the 25% value limit or that the IRS will agree with the value we assign to our TRSs.

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

Failure to Qualify as a REIT.  If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, then we will be subject to tax on our taxable income at the regular corporate rate. We will not be able to deduct dividends paid to our stockholders in any year in which we fail to qualify as a REIT. In addition, if we fail to qualify as a REIT, all distributions to stockholders will be taxable as regular corporate dividends to the extent of current or accumulated earnings and profits. In this event, stockholders taxed as individuals will be taxed on these dividends at the preferential income tax rates currently in effect for qualified dividends received from taxable C corporations and corporate distributees may be eligible for the dividends received deduction. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. It is not possible to state whether we would be entitled to this statutory relief.

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

Taxation of Taxable U.S. Stockholders

Definition.  In this section, the phrase “U.S. stockholder” means a holder of our common stock that for federal income tax purposes is:

•	a citizen or resident of the U.S.;
•

a corporation, partnership or other entity treated as a corporation or partnership for U.S. federal income tax purposes created or organized in or under the laws of the U.S. or of any political subdivision thereof;

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

Distributions Generally.  Distributions paid to U.S. stockholders, other than capital gain distributions discussed below, made out of our current or accumulated earnings and profits and will be taxable to the stockholders as ordinary income for federal income tax purposes. These distributions are not eligible for the dividends received deduction generally available to corporations. In addition, with limited exceptions, these distributions are not eligible for taxation at the preferential income tax rates currently in effect for qualified dividends received by U.S. stockholders that are individuals, trusts and estates from taxable C corporations. However, under the Tax Act, non-corporate stockholders may generally deduct 20% of the aggregate amount of ordinary REIT dividends distributed by us (other than “capital gain dividends” or “qualified dividend income”) for taxable years beginning after

December 31, 2017 and before January 1, 2026, thereby reducing the maximum effective tax rate applicable to REIT ordinary dividends to 29.6% (assuming the new maximum individual income tax rate of 37% applies). Stockholders that are individuals, trusts or estates however, may be taxed at the preferential rates currently in effect (assuming the relevant holding periods have been met) on dividends designated by and received from us to the extent that the dividends are attributable to (i) income retained by us in the prior taxable year on which we were subject to corporate level income tax (less the amount of tax), (ii) dividends received by us from taxable C corporations, including any dividends we may receive from a TRS, or (iii) income in the prior taxable year from the sales of “built-in gain” property acquired by us from C corporations in carryover basis transactions (less the amount of corporate tax on such income).

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

To the extent we have available NOLs (after application of the 80% limitation enacted under the Tax Act as described above) and capital losses carried forward from prior tax years, such losses may reduce the amount of distributions we must make in order to comply with the REIT distribution requirements. See “— Requirements for Qualification as a REIT — Operational Requirements — Annual Distribution Requirement.” Such losses, however, are not passed through to stockholders and do not offset income of stockholders from other sources, nor would such losses affect the character of any distributions that we make, which are generally subject to tax in the hands of stockholders to the extent that we have current or accumulated earnings and profits.

If excess inclusion income from a taxable mortgage pool or REMIC residual interest is allocated to any stockholder, that income will be taxable in the hands of the stockholder and would not be offset by any NOLs of the stockholder that would otherwise be available. As required by IRS guidance, we intend to notify our stockholders if a portion of a dividend paid by us is attributable to excess inclusion income.

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

Distributions to U.S. stockholders that we properly designate as capital gain distributions normally will be treated as long-term capital gains to the extent they do not exceed our actual net capital gain for the taxable year without regard to the period for which the U.S. stockholder has held his or her shares of common stock and, for taxable years beginning after December 31, 2015, may not exceed our distributions paid for the taxable year, including distributions paid the following year that are treated as paid in the current year. A corporate U.S. stockholder might be required to treat up to 20% of some capital gain distributions as ordinary income. Long-term capital gains are generally taxable at preferential rates in the case of stockholders who are individuals, estates, and trusts. Capital gains attributable to the sale of depreciable real property held for more than 12 months are subject to a 25% maximum federal income tax rate for taxpayers who are individuals, to the extent of previously claimed depreciation deductions (unrecaptured Section 1250 gains). See “— Requirements for Qualification as a REIT — Operational Requirements — Annual Distribution Requirement” for the treatment by U.S. stockholders of net long-term capital gains that we elect to retain and pay tax on.

Certain Dispositions of Our Common Stock.  In general, capital gains recognized by individuals upon the sale or disposition of shares of our common stock will be subject to tax at the federal capital gains rate if such shares of common stock are held for more than 12 months, and will be taxed at ordinary income rates if such shares of common stock are held for 12 months or less. Gains recognized by stockholders that are corporations are subject to federal income tax at a current flat rate of 21%, whether or not classified as long-term capital gains. Capital losses recognized by a stockholder upon the disposition of a share of our common stock held for more than one year at the time of disposition will be considered long-term capital losses, and are generally available only to offset capital gain income of the stockholder but not ordinary income (except in the case of individuals, trusts and estates who may offset up to $3,000 of ordinary income each year). In addition, any loss upon a sale or exchange of shares of common stock by a stockholder who has held such shares of common stock for six months or less, after applying holding period rules, will be treated as a long-term capital loss to the extent of distributions received from us that are required to be treated by the stockholder as long-term capital gain. In addition, under the so-called “wash sale” rules (as defined in the Code), all or a portion of any loss that a stockholder realizes upon a taxable disposition of shares of common stock may be disallowed if the stockholder purchases (including through our Reinvestment Plan) other shares of our stock (or stock substantially similar to our stock) within 30 days before or after the disposition.

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

Cost Basis Reporting.  Treasury Regulations require us to report the cost basis and gain or loss to a stockholder upon the sale or liquidation of “covered shares.” For purposes of these Treasury Regulations, all shares acquired by non-tax exempt stockholders through the Reinvestment Plan will be considered “covered shares” and will be subject to the applicable reporting requirements.

Upon the sale or liquidation of “covered shares,” a broker must report both the cost basis of the shares and the gain or loss recognized on the sale of those shares to the stockholder and to the IRS on Form 1099-B. In addition, stockholders that are S-corporations are no longer exempt from Form 1099-B reporting and shares purchased by an S-corporation are “covered shares” under the Treasury Regulations. If we take an organizational action such as a stock split, merger, or acquisition that affects the cost basis of “covered shares,” we will report to each stockholder and to the IRS via our website a description of any such action and the quantitative effect of that action on the cost basis on an information return.

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

Non-Dividend Distributions.  Unless our common stock constitutes a U.S. real property interest (a “USRPI”), distributions by us which are not distributions out of our earnings and profits will not be subject to U.S. income tax. If it cannot be determined at the time at which a distribution is made whether or not the distribution will exceed current and accumulated earnings and profits, the distribution will be subject to withholding at the rate applicable to distributions. However, the Non-U.S. holder may seek a refund from the IRS of any amounts withheld if it is subsequently determined that the distribution was, in fact, in excess of our current and accumulated earnings and profits. If our common stock constitutes a USRPI, as described below, distributions by us in excess of the sum of our earnings and profits plus the stockholder’s basis in shares of our common stock will be taxed under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) at the rate of tax, including any applicable capital gains rates, that would apply to a U.S. stockholder of the same type (e.g., an individual or a corporation, as the case may be), and the collection of the tax will be enforced by a refundable withholding at a rate of 15% of the amount by which the distribution exceeds the stockholder’s share of our earnings and profits.

Capital Gain Distributions.  A capital gain distribution will generally not be treated as income that is effectively connected with a U.S. trade or business, and will instead be treated the same as an ordinary distribution from us (see “— Special Tax Considerations for Non-U.S. Stockholders — Ordinary Dividends”), provided that (i) the capital gain distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S., and (ii) the recipient Non-U.S. holder does not own more than 10% of that class of stock at any time during the taxable year in which the capital gain distribution is received. If such requirements are not satisfied, distributions that are sourced from capital gains will be treated as income that is effectively connected with a U.S. trade or business of the Non-U.S. holder without regard to whether the distribution is designated as a capital gain distribution and, in addition, shall be subject to a 21% withholding tax. We do not anticipate our common stock satisfying the “regularly traded” requirement. Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a Non-U.S. holder that is a corporation. A distribution is not a USRPI capital gain if we held the underlying asset solely as a creditor. Capital gain distributions received by a Non-U.S. holder from a REIT that are not USRPI capital gains are generally not subject to U.S. income tax, but may be subject to withholding tax. Distributions, to “qualified foreign pension funds” or entities all of the interests of which are held by “qualified foreign pension funds” are exempt from FIRPTA. Non-U.S. holders should consult their tax advisors regarding the application of these rules.

Estate Tax.  If our stock is owned or treated as owned by an individual who is not a citizen or resident (as specially defined for U.S. federal estate tax purposes) of the U.S. at the time of such individual’s death, the stock will be includable in the individual’s gross estate for U.S. federal estate tax purposes, unless an applicable estate tax treaty provides otherwise, and may therefore be subject to U.S. federal estate tax.

Dispositions of Our Common Stock.  Unless our common stock constitutes a USRPI, a sale of our common stock by a Non-U.S. holder generally will not be subject to U.S. taxation under FIRPTA. Our common stock will not be treated as a USRPI if less than 50% of our assets throughout a prescribed testing period consist of interests in real property located within the U.S., excluding, for this purpose, interests in real property solely in a capacity as a creditor.

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

Gain from the sale of our common stock that would not otherwise be subject to FIRPTA will nonetheless be taxable in the U.S. to a non-U.S. holder in two cases: (i) if the non-U.S. holder’s investment in our common stock is effectively connected with a U.S. trade or business conducted by such non-U.S. holder, the non-U.S. holder will be subject to the same treatment as a U.S. stockholder with respect to such gain; or (ii) if the non-U.S. holder is a nonresident alien individual who was present in the U.S. for 183 days or more during the taxable year and has a “tax home” (as defined in the Code) in the U.S., the nonresident alien individual will be subject to a 30% tax on the individual’s capital gain.

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

Income Taxation of the Operating Partnership and Its Partner, Not the Operating Partnership, Subject to Tax.  A partnership generally is not a taxable entity for federal income tax purposes. As a partner in the operating partnership, we will be required to take into account our allocable share of the operating partnership’s income, gains, losses, deductions and credits for any taxable year of the operating partnership ending within or with our taxable year, without regard to whether we have received or will receive any distributions from the operating partnership.

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

Partnership Audit Rules

The Bipartisan Budget Act of 2015 (the “Budget Act”) changes the rules applicable to U.S. federal income tax audits of partnerships. Under the Budget Act rules (which generally took effect for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. It is possible that the Budget Act rules could result in partnerships in which we directly or indirectly invest being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we, as a REIT, may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. The changes created by the Budget Act rules are sweeping and in many respects dependent on the promulgation of future regulations or other guidance by the U.S. Department of the Treasury. Prospective investors are urged to consult their tax advisors with respect to these changes and their potential impact on their investment in our shares.

Other Tax Considerations

Payments to Certain Foreign Financial Entities and Other Foreign Entities.  Withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-U.S. entities receiving payments on your behalf, including distributions in respect of shares of our stock and gross proceeds from the sale of shares of our stock, if you or such institutions fail to comply with certain due diligence and other reporting rules as set forth in Treasury Regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Withholding currently applies to payments of dividends and will apply to payments of gross proceeds from a sale of shares of our stock made after December 31, 2018. Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the U.S. and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the Treasury Regulations in light of your particular circumstances.

Legislative or Other Actions Affecting REITs.  Current and prospective holders of our stock should recognize the present federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. For example, the Tax Act, which the U.S. President signed into law on December 22, 2017, significantly changes the U.S. federal income tax system, including rules that directly and indirectly affect REITs and their stockholders. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to the federal tax laws and interpretations thereof could adversely affect an investment in our stock.

State, Local and Foreign Taxes.  We and our subsidiaries and stockholders may be subject to state, local or foreign taxation in various jurisdictions including those in which we or they transact business, own property or reside. We own properties located in numerous jurisdictions, and may be required to file tax returns in some or all of those jurisdictions. Our state, local or foreign tax treatment and that of our stockholders may not conform to the federal income tax treatment discussed above. To the extent, if any, that we or our subsidiaries own assets, directly or indirectly, or conduct operations in foreign jurisdictions, we may be subject to foreign tax systems. Our favorable tax treatment in the U.S. as a REIT may not be recognized by foreign jurisdictions where we may be treated as a foreign corporation or other type of entity subject to a variety of taxes, such as income, corporate, trade, local and capital taxes, and distributions from such operations may be subject to withholding both as to dividends and interest paid to us.

Although we will seek to reduce the foreign taxes payable on foreign operations, it is unlikely that we will be able to mitigate totally such taxes, which could be significant. To the extent we incur such foreign taxes; we will receive reduced amounts from foreign operations and will have less cash available for distribution to our stockholders. Further, the foreign taxes cannot be passed through to our stockholders as a foreign tax credit and we cannot generally make effective use of foreign tax credits. As a result, we expect that neither we nor our stockholders will be able to reduce U.S. tax liability on account of our payment of foreign taxes. Accordingly, foreign taxes would impact our operations as an additional cost. Furthermore, the fundamental changes made by the Tax Act to the U.S. international tax system could significantly impact our foreign tax exposure if we, or our subsidiaries, were to make investments in foreign jurisdictions. Prospective investors should consult their tax advisors regarding the application and effect of state, local and foreign income and other tax laws on an investment in our stock.

Advisor

Our Advisor has responsibility for our day-to-day operations, administering our accounting functions, serving as our consultant in connection with policy decisions to be made by our board of directors, and identifying and making acquisitions and investments on our behalf.  In exchange for these services, our Advisor is entitled to receive certain fees from us.

Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, our Offerings, acquisitions, and operating activities. To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (“Expense Year”), commencing with the Expense Year ending June 30, 2013, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the Expense Year ended December 31, 2017, the Company did not incur operating expenses in excess of the limitation.

The current advisory agreement, which was approved by the board of directors on February 8, 2017, continues through June 2018.  Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data” – Note 11. “Related Party Arrangements.”

Available Information

CNL Financial Group, LLC (“Sponsor” or “CNL”) maintains a web site at www.cnlhealthcareproperties.com containing additional information about our business, and a link to the SEC web site (www.sec.gov).  We make available free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after we file such material, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

The contents of our web site are not incorporated by reference in, or otherwise a part of, this report.

Item 1A.RISK FACTORS

Valuation Related Risks

In determining the Company’s estimated NAV per share, the Company primarily relied upon a valuation of the Company’s portfolio of properties and debt as of December 31, 2017.  Valuations and appraisals of the Company’s properties and outstanding debt are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties.  Therefore, the Company’s estimated NAV per share may not reflect the amount that would be realized upon a sale of each of the Company’s properties.

For the purposes of calculating the Company’s estimated NAV per share, the Company retained an investment banking firm as valuation expert to determine the Company’s estimated NAV per share and the value of the Company’s properties and debt as of December 31, 2017.  The valuation methodologies used to estimate the NAV of the Company’s shares as well as the value of the Company’s properties and outstanding debt involved certain subjective judgments, including but not limited to, discounted cash flow analyses for wholly owned and partially owned properties.  Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond the Company’s control.  Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller.  Therefore, the valuations of the Company’s properties and the Company’s investments in real estate-related assets may not correspond to the realizable value upon a sale of those assets.

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

Prior to 2013, the Company generated little, if any, cash flow from operations or funds from operations.  Further, investments by the Company in development or redevelopment projects, or in properties requiring significant capital, may affect the Company’s ability to make cash distributions.  The Company’s organizational documents permit it to make distributions from any source, such as from the proceeds of the Company’s offerings (including its Reinvestment Plan), cash resulting from a deferral or waiver of asset management fees or expense reimbursements, and borrowings, which may be unsecured or secured by the Company’s assets, in anticipation of future net operating cash flow.  The Company has not established any limit on the extent to which the Company may use alternate sources, including borrowings or proceeds of the Company’s offerings, to pay distributions.  Commencing in the fourth quarter of 2011 through the fourth quarter of 2017, the Company made cash distributions from offering proceeds, which were dilutive to the Company’s stockholders.  To the extent the Company makes cash distributions, or a portion thereof, from sources other than operating cash flow or funds from operations, the Company will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, which might cause the Company to reduce the offering price in future offerings, if any, and there can be no assurance that the Company will be able to sustain distributions at that level.  Further, distributions that exceed cash flows from operations or funds from operations may not be sustainable.  Distributions will be taxable as ordinary income to the stockholders to the extent such distributions are made from the Company’s current and accumulated earnings and profits (“E&P”).  In addition, to the extent distributions exceed E&P calculations on a tax basis, a stockholder’s basis in the Company’s stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain in the future.

There can be no assurance that the Company will be able to achieve expected cash flows necessary to pay or maintain distributions at any particular level or that distributions will increase over time.

There are many factors that can affect the availability and timing of distributions to stockholders.  Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and investments in real estate-related securities, mortgage or other loans and assets, current and projected cash requirements and tax considerations.  Distributions may be limited in whole or in part by covenants of the Company’s senior unsecured revolving line of credit (“Revolving Credit Facility”) or other loans.  Because the Company receives income from property operations and interest or rents at various times during the Company’s fiscal year, distributions paid may not reflect the Company’s income earned in that particular distribution period.  The amount of cash available for distributions is affected by many factors, such as the Company’s ability to make asset acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that the Company invests in, as well as the Company’s operating expense levels and many other variables.  Actual cash available for distribution may vary substantially from estimates.  The Company’s actual results may differ significantly from the assumptions used by the Company’s board of directors in establishing the distribution rates to be paid on its shares.

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

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond the Company’s control, and a change in any one factor could adversely affect the Company’s ability to pay distributions.  For instance:

(1)	Cash available for distributions may decrease if the Company is required to spend money to correct defects or to make improvements to properties.
(2)	Cash available for distributions may decrease if the assets the Company acquires have lower yields than expected.
(3)

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

(4)

The payment of principal and interest required to service the debt resulting from the Company’s policy to use leverage to acquire assets may leave the Company with insufficient cash to pay distributions.

(5)

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

If the Company decides to list the Company’s common stock on a national exchange, it may wish to lower the Company’s distribution rate in order to optimize the price at which the Company’s shares would trade.  In addition, subject to the applicable REIT rules, the Company’s board of directors, in its discretion, may retain any portion of the Company’s cash on hand or use offering proceeds for capital needs and other corporate purposes.  Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this prospectus, as well as other factors that the Company’s board of directors may, from time to time deem relevant to consider when determining an appropriate common stock distribution.  As of December 31, 2017 the Company has experienced cumulative losses and cannot assure investors that it will generate or have sufficient cash available to continue paying distributions to investors at any specified level or that distributions the Company makes may not be decreased or be eliminated in the future.

Because the Company relies on affiliates of CNL for advisory and property management services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to the Company, the Company may be required to find alternative providers of these services, which could disrupt the Company’s business.

CNL, through one or more of its affiliates or subsidiaries, owns and controls the Sponsor, Advisor and Property Manager, as well as CNL Securities Corp., the managing dealer of the Company’s offerings.  In the event that any of these affiliates are unable to meet their obligations to the Company, the Company might be required to find alternative service providers, which could disrupt the Company’s business by causing delays and/or increasing the Company’s costs.

Further, the Company’s success depends to a significant degree upon the contributions of Stephen H. Mauldin, the Company’s chairman of the board of directors, president and chief executive officer; Ixchell C. Duarte, the Company’s chief financial officer, senior vice president and treasurer; and John F. Starr, the Company’s chief operating officer, each of whom would be difficult to replace.  If any of these key personnel were to cease their affiliation with the Company or the Company’s affiliates, the Company may be unable to find suitable replacement personnel and the Company’s operating results could suffer.  In addition, the Company has entered into an advisory agreement with the Advisor which contains a non-solicitation and non-hire clause prohibiting the Company or the Company’s operating partnership from (i) soliciting or encouraging any person to leave the employment of the Advisor; or (ii) hiring on the Company’s behalf or on behalf of the Company’s operating partnership any person who has left the employment of the Advisor for one year after such departure.  All of the Company’s executive officers and the executive officers of the Advisor are also executive officers of and CNL Healthcare Properties II, Inc. (“CHP II”), a new non-traded corporation that intends to qualify as a REIT sponsored by CNL, which has begun to invest in healthcare properties substantially similar to those in which the Company has currently invested, and CHP II’s advisor, all of which are affiliates of the Advisor.  The Company believes that its future success depends, in large part, upon the Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and the Advisor may be unsuccessful in attracting and retaining such skilled personnel.  The Company does not maintain key person life insurance on any of its officers.

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

During 2018, it is anticipated that the Company’s board of directors will continue to evaluate various strategic options to provide stockholders with liquidity of their investment.  If the Company’s board of directors determines to pursue a liquidity event, the Company would be under no obligation to conclude the process within a set time. If the Company adopts a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which its investments are located and federal income tax effects on stockholders that may prevail in the future. The Company cannot guarantee that the Company will be able to liquidate all of the Company’s assets on favorable terms, if at all. After the Company adopts a plan of liquidation, the Company would likely remain in existence until all its investments are liquidated. If the Company does not pursue a liquidity event or delays such a transaction due to market conditions, the Company’s common stock may continue to be illiquid and investors may, for an indefinite period of time, be unable to convert investor shares to cash easily, if at all, and could suffer losses on an investment in the Company’s shares.

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

Stephen H. Mauldin serves as a director, president and chief executive officer of the Company and as chairman of the board of directors, president and chief executive officer of CHP II.  In addition, J. Chandler Martin, one of our independent directors, is also an independent director of CHP II. Mr. Mauldin and Mr. Martin may experience conflicts of interest in managing the Company because they also have management responsibilities for CHP II, which invests in properties in the same markets as the Company’s properties.

There will be competing demands on the Company’s officers and directors, and they may not devote all of their attention to the Company which could have a material adverse effect on its business and financial condition.

Stephen H. Mauldin, a member of the Company’s board of directors, president and chief executive officer, is also an officer and director of the Advisor and other affiliated entities and may experience conflicts of interest in managing the Company because he also has management responsibilities for other companies including companies that may invest in some of the same types of assets in which the Company may invest.  In addition, substantially all of the other companies that he works for are affiliates of the Company and/or the Advisor.  For these reasons, he shares his management time and services among those companies and the Company and will not devote all of his attention to the Company and could take actions that are more favorable to the other companies than to the Company.

In addition, Ixchell C. Duarte, the Company’s chief financial officer, senior vice president and treasurer, John F. Starr, the Company’s chief operating officer and senior vice president, as well as the Company’s other officers serve as officers of, and devote time to, the Advisor, as well as CHP II, which has similar investment objectives to the Company.  These officers may experience conflicts of interest in managing the Company because they also have management responsibilities for multiple programs.  For these reasons, these officers will share their management time and services among these other programs and the Company, and will not devote all of their attention to the Company and could take actions that are more favorable to CHP II than to the Company.

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

The Company pays its Advisor and its affiliates, including the Property Manager, substantial fees.  These fees could influence their advice to the Company, as well as the judgment of affiliates of the Advisor performing services for the Company.  Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of the Company’s agreements with its Advisor and its affiliates;
•

additional Offerings of equity by the Company, which would create an opportunity for CNL Securities Corp., as managing dealer, to earn additional fees and for the Advisor to earn increased advisory fees;

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

Multiple, significant lease terminations in a given year in the Company’s MOB produce tenant roll concentration and uncertainty as to the future cash flow of a property or portfolio and often decreases the value a potential purchaser will pay for one or more properties.  There is no guarantee that MOB acquired will not have tenant roll concentration, and if such concentration occurs it could decrease the Company’s ability to pay distributions to stockholders and the value of their investment.

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

A slow economy could adversely affect certain of the properties in which the Company invests.  Although a general downturn in the real estate industry would be expected to adversely affect the value of the Company’s properties, a downturn in the seniors housing and healthcare sectors in which the Company invests could compound the adverse effect.  Continued economic weakness combined with higher costs, especially for energy, food and commodities, can put considerable pressure on consumer spending, which, along with a lack of available debt, could result in the Company’s tenants experiencing a decline in financial and operating performance and/or a decline in earnings from the Company’s TRS investments.

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

Multiple property leases or loans with individual tenants increase the Company’s risks in the event that such tenants or borrowers become financially impaired.

Defaults by a tenant may continue for some time before the Company determines that it is in the Company’s best interest to evict the tenant.  Tenants may lease more than one property.  As a result, a default by, or the financial failure of, a tenant could cause more than one property to become vacant or more than one lease to become non-performing.  Defaults or vacancies can reduce the Company’s rental income and funds available for distribution and could decrease the resale value of affected properties until they can be re-leased.

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

Existing seniors housing, MOB, acute care and post-acute care properties that the Company acquires may be subject to unknown or contingent liabilities which could cause the Company to incur substantial costs.

The Company has acquired operating seniors housing, MOB, acute care and post-acute care properties which may be subject to unknown or contingent liabilities for which the Company may have no recourse, or only limited recourse, against the sellers.  In general, the representations and warranties provided under transaction agreements related to the Company’s acquisition of seniors housing and healthcare properties do not survive the closing of the transactions.  While the Company generally requires the sellers to indemnify the Company with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on indemnifiable losses.  There is no guarantee that the Company will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties.  In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed the Company’s expectations, and it may experience other unanticipated adverse effects, all of which may adversely affect the Company’s financial condition, results of operations, the market price of its common stock and its ability to make distributions to the Company’s stockholders.

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

As part of the Company’s investment strategy, the Company may acquire seniors housing, MOB, acute and post-acute care properties in geographic areas where potential customers may not be familiar with the benefits of, and care provided by, that particular property.  As a result, the Company may have to incur costs relating to the opening, operation and promotion of such properties that are substantially greater than those incurred in other areas where the properties are better known by the public.  These properties may attract fewer residents or patients than other properties the Company acquires and may have increased costs, such as for marketing expenses, adversely affecting the results of operations of such properties as compared to those properties that are better known.

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

The Company cannot predict what the effect of Healthcare Reform Laws or other healthcare proposals would have on those of the Company’s properties offering healthcare services and, thus, the Company’s business.

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

As a direct result of the U.S. presidential election and a Republican-controlled U.S. Congress, the repeal of the Affordable Care Act, in whole or in part, is possible. The impact of repealing existing Healthcare Reform Laws, or introducing new legislation, could materially increase the uninsured population in the U.S. or affect the affordability of healthcare insurance or services. Any such impact to the healthcare insurance coverage and affordability in the U.S. could result in changes in demand for healthcare services and healthcare facilities that could materially adversely affect our business.

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

Certain healthcare properties the Company acquires, such as MOB, diagnostic service centers and surgery centers, may be unable to compete successfully.

Certain healthcare properties the Company acquires, such as MOB, diagnostic service centers and surgery centers, often face competition from nearby hospitals and other MOB that provide comparable services.  Some of those competing properties are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions.  These types of support are not available to the Company’s properties.

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

Any reduction in rental revenues resulting from the inability of the Company’s MOB and healthcare-related properties and the Company’s tenants to compete successfully may have a material adverse effect on the Company’s business, financial condition and results of operations and its ability to make distributions to its stockholders.

Some tenants of MOB, diagnostic service centers, surgery centers, acute care properties and other healthcare properties are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to the Company.

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

The Company’s tenants may generally be subject to risks associated with the employment of unionized personnel for the Company’s seniors housing, MOB, acute care and post-acute care properties.

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

The Company continues to have some value-add or stabilizing properties.  During the lease-phase, these types of investments are expected to initially generate limited cash flows, Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”) and may result in near term downward pressure on the Company’s NAV.

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

The Company’s TRSs generally will incur taxes or accrue tax benefits consistent with a “C” corporation.  If the leases between the Company and the Company’s TRSs were deemed by the IRS to not reflect an arm’s-length transaction as that term is defined by tax law, the Company may be subject to significant tax penalties as the lessor that would adversely impact the Company’s profitability and the Company’s cash flows.

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

The Company may not be able to obtain financing for investments on terms and conditions acceptable to the Company, if at all.  Currently, domestic and international financial markets have experienced unusual volatility and uncertainty.  If this volatility and uncertainty persists, the Company’s ability to borrow monies to finance related to, real estate assets will be significantly impacted.  If the Company is unable to borrow funds on terms and conditions that it finds acceptable, the Company likely will have to reduce the number of properties it can purchase, and the return on the properties the Company does purchase likely will be lower.  In addition, if the Company pays fees to lock-in a favorable interest rate, falling interest rates or other factors could require it to forfeit these fees.  Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets has resulted in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact the Company’s timing and ability to sell the Company’s properties.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates.  To the extent the Company purchased real estate in an unstable market, the Company is subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of the Company’s purchases, or the number of parties seeking to acquire properties decreases, the value of the Company’s investments may not appreciate or may decrease significantly below the amount the Company pay for these investments.

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

The Company believes that it would be treated as the owner of properties where the Company would own the underlying real estate, except with respect to leases structured as “financing leases,” which would constitute financings for federal income tax purposes.  If the lease of a property does not constitute a lease for federal income tax purposes and is re-characterized as a secured financing by the IRS, then the Company believes the lease should be treated as a financing arrangement and the income derived from such a financing arrangement should satisfy the 75% and the 95% gross income tests for REIT qualification as it would be considered to be interest on a loan collateralized by real property.  Nevertheless, the re-characterization of a lease in this fashion may have adverse tax consequences for the Company.  In particular, the Company would not be entitled to claim depreciation deductions with respect to the property (although the Company should be entitled to treat part of the payments the Company would receive under the arrangement as the repayment of principal and not rent).  In such event, in some taxable years the Company’s taxable income, and the corresponding obligation to distribute 90% of such income, would be increased.  With respect to leases structured as “financing leases,” the Company will report income received as interest income and will not take depreciation deductions related to the real property.  Any increase in the Company’s distribution requirements may limit the Company’s ability to invest in additional properties and to make additional mortgage loans.  No assurance can be provided that the IRS would re-characterize such transactions as financings that would qualify under the 95% and 75% gross income tests.

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

If the Company desires to sell a property pursuant to a transaction that does not fall within the safe harbor, the Company may be able to avoid the prohibited transaction tax if the Company acquired the property through a TRS, or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes).  The Company may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on the Company’s own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the prohibited transaction tax.  In cases where a property disposition is not effected through a TRS, the IRS could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net gain from the sale of such property will be payable as a tax which will have a negative impact on cash flow and the ability to make cash distributions.

As a REIT, the value of the Company’s ownership interests held in the Company’s TRSs may not exceed 25% of the value of all of the Company’s assets at the end of any calendar quarter (20% for taxable years beginning after December 31, 2017).  If the IRS were to determine that the value of the Company’s interests in all of the Company’s

TRSs exceeded 25% of the value of the Company’s total assets at the end of any calendar quarter, then the Company would fail to qualify as a REIT.  If the Company determines it to be in its best interest to own a substantial number of the Company’s properties through one or more TRSs, then it is possible that the IRS may conclude that the value of the Company’s interests in the Company’s TRSs exceeds 25% of the value of the Company’s total assets at the end of any calendar quarter and therefore cause the Company to fail to qualify as a REIT.  Additionally, as a REIT, no more than 25% of the Company’s gross income with respect to any year may be from sources other than real estate.  Distributions paid to the Company from a TRS are considered to be non-real estate income.  Therefore, the Company may fail to qualify as a REIT if distributions from all of the Company’s TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of the Company’s gross income with respect to such year.

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

The Company maintains the status of its operating partnership as either a disregarded entity or an entity taxable as a partnership for federal income tax purposes.  However, if the IRS were to successfully challenge the status of the operating partnership as a disregarded entity or an entity taxable as a partnership, the Company’s operating partnership would be taxable as a corporation.  In such event, this would reduce the amount of distributions that the operating partnership could make to the Company.  Additionally, this could also result in the Company’s failure to qualify as a REIT, and becoming subject to a corporate level tax on the Company’s taxable income.  This would substantially reduce the cash available to the Company to pay distributions and the return on an investment.  In addition, if any of the partnerships or limited liability companies through which the Company’s operating partnership owns its properties, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Company’s operating partnership.  Such a re-characterization of an underlying property owner could also threaten the Company’s ability to maintain REIT status.

Equity participation in mortgage, bridge, mezzanine or other loans may result in taxable income and gains from these properties that could adversely impact the Company’s REIT status.

If the Company participates under a loan in any appreciation of the properties securing the mortgage loan or its cash flow and the IRS characterizes this participation as “equity” or as a “shared appreciation mortgage,” the Company might have to recognize income, gains and other items from the property as if an equity investor for federal income tax purposes.  This could affect the Company’s ability to qualify as a REIT.

The Tax Cuts and Jobs Act, which makes significant changes to the U.S. federal income taxation of individuals and corporations, was signed into law on December 22, 2017.

On December 22, 2017, H.R. 1, the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law.  The Tax Act makes fundamental changes to the taxation of individuals and corporations, generally effective for taxable years beginning on or after January 1, 2018.  Although the taxation of REITs is not materially changed by the Tax Act, the Company is continuing to evaluate the impact of the Tax Act and, as such, its implication for the Company’s business remains uncertain.  Furthermore, the extensive changes made to non-REIT provisions of the Internal Revenue Code of 1986, as amended, may have unanticipated effects on the Company or its stockholders.

There are numerous interpretive issues and ambiguities in connection with the Tax Act that require guidance and that are not clearly addressed by its legislative history.  The Company’s analysis of the Tax Act may be impacted by technical corrections legislation, guidance provided by the Congressional Joint Committee on Taxation, the U.S. Department of Treasury or other administrative guidance.  For more information about the tax law changes enacted by the Tax Act, see “Part I––Statement Regarding Forward Looking Information––Item 1––Business––Taxation.”

Tax related legislative or regulatory action could adversely affect the Company or an investment in the Company.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of the Company’s common stock.  Additional changes to the tax laws are likely to continue to occur, and the Company cannot assure investors that any such changes will not adversely affect the taxation of the Company’s stockholders.  Any such changes could have an adverse effect on an investment in the Company’s shares or on the market value or the resale potential of the Company’s assets.  Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation, including the Tax Act, and the status of legislative, regulatory or administrative developments on an investment in the Company’s shares.  Investors also should note that the Company’s counsel’s tax opinion is based upon the Company’s representations and existing law and the regulations promulgated by the U.S. Department of Treasury, applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.

Although REITs continue to receive favorable tax treatment (e.g. a deduction for dividends paid), it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation.  As a result, the Company’s charter provides its board of directors with the power, under certain circumstances, to revoke or otherwise terminate its REIT election and cause the Company to be taxed as a corporation, without the vote of the Company’s stockholders.  The Company’s board of directors has fiduciary duties to the Company and the Company’s stockholders in accordance with the Maryland General Corporation Law and could only cause such changes in the Company’s tax treatment if it determines in good faith that such changes are in the best interest of its stockholders.

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

As of December 31, 2017, we had investments in 143 real estate investment properties.  The following tables set forth details on our consolidated healthcare investment portfolio by asset class:

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2017 (in millions)	Investment Amount (in millions)
Acute Care
Medical Portfolio I Properties
Doctors Specialty Hospital	Modified Lease	8/16/2013	$—	$10.0
Leawood, KS ("Kansas City")
Memorial Hermann Orthopedic & Spine Hospital ("MHOSH")	Triple-net Lease	6/2/2014	30.4	49.0
Bellaire, TX ("Houston")
Medical Portfolio II Properties
Hurst Specialty Hospital	Triple-net Lease	8/15/2014	17.8	29.5
Hurst, TX ("Dallas/Fort Worth")
Beaumont Specialty Hospital	Triple-net Lease	8/15/2014	20.3	33.6
Beaumont, TX ("Houston")
Triangle Orthopaedic
North Carolina Specialty Hospital	Modified Lease	6/29/2015	18.8	31.8
Durham, NC
Medical Office
LaPorte Cancer Center	Modified Lease	6/14/2013	7.6	13.1
Westville, IN
Knoxville Medical Office Properties
Physicians Plaza A at North Knoxville Medical Center	Modified Lease	7/10/2013	13.7	18.1
Powell, TN ("Knoxville")
Physicians Plaza B at North Knoxville Medical Center	Modified Lease	7/10/2013	16.6	21.8
Powell, TN ("Knoxville")
Physicians Regional Medical Center – Central Wing Annex	Modified Lease	7/10/2013	4.1	5.8
Knoxville, TN
Jefferson Medical Commons	Modified Lease	7/10/2013	8.4	11.6
Jefferson City, TN ("Knoxville")
Medical Portfolio I Properties
John C. Lincoln Medical Office Plaza I	Modified Lease	8/16/2013	―	4.4
Phoenix, AZ
John C. Lincoln Medical Office Plaza II	Modified Lease	8/16/2013	―	3.1
Phoenix, AZ
North Mountain Medical Plaza	Modified Lease	8/16/2013	―	6.2
Phoenix, AZ
Escondido Medical Arts Center	Modified Lease	8/16/2013	―	15.6
Escondido, CA ("San Diego")
Chestnut Commons MOB	Modified Lease	8/16/2013	―	20.2
Elyria, OH ("Cleveland")
Calvert Medical Office Properties
Calvert MOBs I, II, & III	Modified Lease	8/30/2013	10.2	16.4
Prince Frederick, MD ("Washington D.C.")
Calvert Medical Arts Center	Modified Lease	8/30/2013	12.0	19.3
Prince Frederick, MD ("Washington D.C.")
Dunkirk Medical Center	Modified Lease	8/30/2013	2.9	4.6
Dunkirk, MD ("Washington D.C.")

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/17 (in millions)	Investment Amount (in millions)
Coral Springs MOBs
Coral Springs MOB I	Modified Lease	12/23/2013	$—	$14.9
Coral Springs, FL
Coral Springs MOB II	Modified Lease	12/23/2013	―	16.1
Coral Springs, FL
Chula Vista Medical Arts Center - Plaza II	Modified Lease	12/23/2013	―	10.7
Chula Vista, CA ("San Diego")
Chula Vista Medical Arts Center - Plaza I	Modified Lease	1/21/2014	―	17.9
Chula Vista, CA ("San Diego")
MHOSH MOB	Modified Lease	6/2/2014	16.7	27.0
Bellaire, TX ("Houston")
Claremont Medical Office	Modified Lease	8/29/2014	14.6	23.0
Claremont, CA ("Los Angeles")
Lee Hughes MOB	Modified Lease	9/29/2014	17.6	29.9
Glendale, CA ("Los Angeles")
Northwest Medical Park Building	Modified Lease	10/31/2014	6.8	10.8
Margate, FL ("Fort Lauderdale")
Newburyport Medical Center	Modified Lease	10/31/2014	―	18.0
Newburyport, MA ("Boston")
ProMed Building I (1)	Modified Lease	12/19/2014	6.7	11.0
Yuma, AZ
Southeast Medical Office Properties
Midtown Medical Plaza	Modified Lease	12/22/2014	27.5	54.7
Charlotte, NC
Presbyterian Medical Tower	Modified Lease	12/22/2014	18.3	36.3
Charlotte, NC
Metroview Professional Building	Modified Lease	12/22/2014	8.7	17.3
Charlotte, NC
Physicians Plaza Huntersville	Modified Lease	12/22/2014	15.3	30.0
Huntersville, NC ("Charlotte")
Matthews Medical Office Building	Modified Lease	12/22/2014	10.7	21.2
Matthews, NC ("Charlotte")
Outpatient Care Center	Modified Lease	12/22/2014	10.0	15.5
Clyde, NC ("Asheville")
330 Physicians Center	Modified Lease	12/22/2014	18.6	30.1
Rome, GA
Spivey Station Physicians Center	Modified Lease	12/22/2014	9.1	14.4
Atlanta, GA
Spivey Station ASC Building	Modified Lease	12/22/2014	11.6	18.6
Atlanta, GA
Novi Orthopaedic Center	Modified Lease	2/13/2015	19.8	30.5
Novi, MI
Southeast Medical Office Properties
UT Cancer Institute Building	Modified Lease	2/20/2015	20.1	33.7
Knoxville, TN
Bend Memorial Clinic MOB	Modified Lease	5/11/2015	―	36.0
Bend, OR
Stoneterra Medical Plaza	Modified Lease	5/29/2015	―	15.1
San Antonio, TX

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/17 (in millions)	Investment Amount (in millions)
Triangle Orthopaedic
Triangle Orthopaedic Durham	Modified Lease	6/29/2015	$12.7	$21.3
Durham, NC
Triangle Orthopaedic Oxford	Modified Lease	6/29/2015	2.8	4.7
Oxford, NC
Triangle Orthopaedic Chapel Hill	Modified Lease	6/29/2015	1.9	3.3
Chapel Hill, NC
Triangle Orthopaedic Roxboro	Modified Lease	6/29/2015	1.3	2.1
Roxboro, NC
Doctor's Park
Doctor's Park Building B	Modified Lease	6/30/2015	―	5.0
Chula Vista, CA ("San Diego")
Doctor's Park Building C	Modified Lease	6/30/2015	―	10.0
Chula Vista, CA ("San Diego")
540 New Waverly Place	Modified Lease	7/20/2015	6.7	15.0
Cary, NC ("Raleigh")
MedHelp	Modified Lease	7/31/2015	―	15.0
Birmingham, AL
Maryland MOBs
Patriot Professional Center	Modified Lease	7/31/2015	―	16.9
Frederick, MD ("Baltimore")
Liberty Professional Center	Modified Lease	7/31/2015	―	7.4
Frederick, MD ("Baltimore")
Columbia MOBs
Broadway Medical Plaza 1	Modified Lease	8/21/2015	―	10.7
Columbia, MO
Broadway Medical Plaza 2	Modified Lease	8/21/2015	―	13.1
Columbia, MO
Broadway Medical Plaza 4	Modified Lease	8/21/2015	―	14.2
Columbia, MO
Center One	Modified Lease	11/30/2015	―	34.4
Jacksonville, FL
Red Bank MOB	Modified Lease	12/14/2015	―	10.6
Cincinnati, OH
Henderson NV MOBs
Siena Pavilion IV	Modified Lease	12/18/2015	―	7.0
Henderson, NV ("Las Vegas")
Siena Pavilion V	Modified Lease	12/18/2015	―	27.8
Henderson, NV ("Las Vegas")
Siena Pavilion VI	Modified Lease	12/18/2015	―	20.0
Henderson, NV ("Las Vegas")
Post-Acute Care
Perennial Communities
Batesville Healthcare Center	Triple-net Lease	5/31/2013	―	6.2
Batesville, AR
Broadway Healthcare Center	Triple-net Lease	5/31/2013	―	11.9
West Memphis, AR
Jonesboro Healthcare Center	Triple-net Lease	5/31/2013	―	15.2
Jonesboro, AR
Magnolia Healthcare Center	Triple-net Lease	5/31/2013	―	11.8
Magnolia, AR

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/17 (in millions)	Investment Amount (in millions)
Mine Creek Healthcare Center	Triple-net Lease	5/31/2013	$—	$3.4
Nashville, AR
Searcy Healthcare Center	Triple-net Lease	5/31/2013	―	7.9
Searcy, AR
Medical Portfolio II Properties
Oklahoma City Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	15.4	25.5
Oklahoma City, OK
Las Vegas Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	13.5	22.3
Las Vegas, NV
South Bend Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014	12.2	20.2
Mishawaka, IN ("South Bend")
Welbrook Senior Living Grand Junction	Triple-net Lease	9/4/2015	―	14.1
Grand Junction, CO
Cobalt Rehabilitation Hospital Surprise	Triple-net Lease	12/30/2015	15.2	23.7
Surprise, AZ ("Phoenix")
Cobalt Rehabilitation Hospital New Orleans	Triple-net Lease	10/19/2016	19.4	28.6
New Orleans, LA
Seniors Housing
Primrose I Communities
Primrose Retirement Community of Casper	Triple-net Lease	2/16/2012	11.5	19.0
Casper, WY
Sweetwater Retirement Community	Triple-net Lease	2/16/2012	10.0	16.3
Billings, MT
Primrose Retirement Community of Grand Island	Triple-net Lease	2/16/2012	8.1	13.4
Grand Island, NE
Primrose Retirement Community of Mansfield	Triple-net Lease	2/16/2012	11.1	18.3
Mansfield, OH
Primrose Retirement Community of Marion	Triple-net Lease	2/16/2012	9.2	17.9
Marion, OH
HarborChase of Villages Crossing	Managed	8/29/2012	―	19.7
Lady Lake, FL ("The Villages")
Primrose II Communities
Primrose Retirement Community of Lima	Triple-net Lease	12/19/2012	―	18.6
Lima, OH
Primrose Retirement Community of Zanesville	Triple-net Lease	12/19/2012	11.4	19.1
Zanesville, OH ("Columbus")
Primrose Retirement Community of Decatur	Triple-net Lease	12/19/2012	10.1	18.2
Decatur, IL
Primrose Retirement Community of Council Bluffs	Triple-net Lease	12/19/2012	―	12.9
Council Bluffs, IA ("Omaha")
Primrose Retirement Community Cottages	Triple-net Lease	12/19/2012	―	4.3
Aberdeen, SD
Capital Health Communities
Brookridge Heights Assisted Living & Memory Care	Managed	12/21/2012	13.0	18.5
Marquette, MI
Curry House Assisted Living & Memory Care	Managed	12/21/2012	7.7	13.5
Cadillac, MI
Symphony Manor	Managed	12/21/2012	14.7	24.0
Baltimore, MD
Woodholme Gardens Assisted Living & Memory Care	Managed	12/21/2012	6.8	17.1
Pikesville, MD ("Baltimore")

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/17 (in millions)	Investment Amount (in millions)
Tranquillity at Fredericktowne	Managed	12/21/2012	$20.5	$23.0
Frederick, MD
HarborChase of Jasper	Managed	8/1/2013	―	7.3
Jasper, AL
South Bay I Communities
Raider Ranch	Managed	8/29/2013	―	72.0
Lubbock, TX
Town Village	Managed	8/29/2013	―	23.7
Oklahoma City, OK
Pacific Northwest I Communities
MorningStar of Billings	Managed	12/2/2013	19.7	48.3
Billings, MT
MorningStar of Boise	Managed	12/2/2013	21.1	40.0
Boise, ID
MorningStar of Idaho Falls	Managed	12/2/2013	17.6	44.4
Idaho Falls, ID
MorningStar of Sparks	Managed	12/2/2013	23.4	55.2
Sparks, NV ("Reno")
Prestige Senior Living Arbor Place	Managed	12/2/2013	8.3	15.8
Medford, OR
Prestige Senior Living Beaverton Hills	Managed	12/2/2013	9.0	12.9
Beaverton, OR ("Portland")
Prestige Senior Living Five Rivers	Managed	12/2/2013	7.8	16.7
Tillamook, OR
Prestige Senior Living High Desert	Managed	12/2/2013	7.9	13.6
Bend, OR
Prestige Senior Living Huntington Terrace	Managed	12/2/2013	10.1	15.0
Gresham, OR ("Portland")
Prestige Senior Living Orchard Heights	Managed	12/2/2013	12.1	17.8
Salem, OR
Prestige Senior Living Riverwood	Managed	12/2/2013	4.6	9.7
Tualatin, OR ("Portland")
Prestige Senior Living Southern Hills	Managed	12/2/2013	7.6	12.9
Salem, OR
Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Managed	2/3/2014	10.6	21.9
Auburn, WA ("Seattle")
Prestige Senior Living Bridgewood	Managed	2/3/2014	13.3	22.1
Vancouver, WA ("Portland")
Prestige Senior Living Monticello Park	Managed	2/3/2014	17.8	27.4
Longview, WA
Prestige Senior Living Rosemont	Managed	2/3/2014	9.3	16.9
Yelm, WA
Prestige Senior Living West Hills	Managed	3/3/2014	8.8	15.0
Corvallis, OR
Wellmore of Tega Cay	Triple-net Lease	2/7/2014	28.0	32.2
Tega Cay, SC ("Charlotte")
South Bay II Communities
Isle at Cedar Ridge	Managed	2/28/2014	―	22.0
Cedar Park, TX ("Austin")
HarborChase of Plainfield	Managed	3/28/2014	―	26.5
Plainfield, IL
Legacy Ranch Alzheimer's Special Care Center	Managed	3/28/2014	―	12.0
Midland, TX

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/17 (in millions)	Investment Amount (in millions)
The Springs Alzheimer's Special Care Center	Managed	3/28/2014	$—	$10.9
San Angelo, TX
Isle at Watercrest - Bryan	Managed	4/21/2014	―	50.4
Bryan, TX
Isle at Watercrest - Mansfield	Managed	5/5/2014	―	31.3
Mansfield, TX ("Dallas/Fort Worth")
Watercrest at Mansfield	Managed	6/30/2014	25.7	49.0
Mansfield, TX ("Dallas/Fort Worth")
Watercrest at Katy (2)	Managed	6/27/2014	26.3	37.2
Lubbock, TX
HarborChase of Shorewood	Managed	7/8/2014	14.7	23.8
Shorewood, WI ("Milwaukee")
Fairfield Village of Layton	Managed	11/20/2014	―	68.0
Layton, UT ("Salt Lake City")
Fieldstone Memory Care	Managed	3/31/2015	―	12.4
Yakima, WA
Primrose III Communities
Primrose Retirement Community of Anderson	Triple-net Lease	5/29/2015	―	21.1
Anderson, IN ("Muncie")
Primrose Retirement Community of Lancaster	Triple-net Lease	5/29/2015	―	25.7
Lancaster, OH ("Columbus")
Primrose Retirement Community of Wausau	Triple-net Lease	5/29/2015	―	20.3
Wausau, WI ("Green Bay")
Superior Residences of Panama City	Managed	7/15/2015	―	20.0
Panama City Beach, FL
Southeast Seniors Housing Communities
Parc at Duluth	Managed	7/31/2015	―	52.8
Duluth, GA ("Atlanta")
Parc at Piedmont	Managed	7/31/2015	―	50.8
Marietta, GA ("Atlanta")
The Pavilion at Great Hills	Managed	7/31/2015	―	35.0
Austin, TX
The Hampton at Meadows Place	Managed	7/31/2015	―	28.4
Meadows Place, TX ("Houston")
The Beacon at Gulf Breeze	Managed	7/31/2015	―	28.0
Gulf Breeze, FL ("Pensacola")
Waterstone on Augusta	Managed	8/31/2015	18.3	26.8
Greenville, SC
Wellmore of Lexington	Triple-net Lease	9/14/2015	33.4	53.7
Lexington, SC ("Columbia")
Palmilla Senior Living	Managed	9/30/2015	26.8	47.6
Albuquerque, NM
Cedar Lake Assisted Living and Memory Care	Managed	9/30/2015	―	30.0
Lake Zurich, IL ("Chicago")
Fieldstone at Pear Orchard (3)	Managed	10/15/2015	10.9	14.3
Yakima WA
The Shores of Lake Phalen	Managed	11/10/2015	―	29.2
Maplewood, MN ("St. Paul")
The Dogwood Forest of Grayson	Managed	11/24/2015	15.6	25.7
Grayson, GA
Park Place Senior Living at WingHaven	Managed	12/17/2015	―	54.0
O'Fallon, MO ("St Louis")

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/17 (in millions)	Investment Amount (in millions)
Hearthside Senior Living of Collierville	Managed	12/29/2015	$—	$17.0
Collierville, TN ("Memphis")
Unimproved Land
Albuquerque NM, Land Owner	Managed	9/7/2017	―	1.1
Albuquerque, NM
			$1,038.8	$3,015.7

FOOTNOTES:

(1)	Property owned through a consolidated joint venture in which we hold a 90% controlling interest.
(2)	Property owned through a consolidated joint venture in which we hold a 95% controlling interest.
(3)	Property owned through a consolidated joint venture in which we hold a 75% controlling interest.

As of December 31, 2017, through an unconsolidated joint venture (“JV”), we had investments in five real estate properties.  The following tables set forth details on the property holdings of our JV:

Name	Structure	Date Acquired	Encumbrance at 12/31/17 (in millions)	Investment Amount (in millions)
Seniors Housing
Windsor Manor I Communities - 75% JV Interest
Windsor Manor of Vinton	Managed	8/31/2012	$3.0	$5.8
Vinton, IA
Windsor Manor of Webster City	Managed	8/31/2012	2.8	6.8
Webster City, IA
Windsor Manor of Nevada	Managed	8/31/2012	6.2	6.3
Nevada, IA
Windsor Manor II Communities - 75% JV Interest
Windsor Manor of Indianola	Managed	4/2/2013	2.4	5.7
Indianola, IA
Windsor Manor of Grinnell	Managed	4/2/2013	5.9	6.5
Grinnell, IA
			$20.3	$31.1

Item 3.	LEGAL PROCEEDINGS

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

In August 2013, we adopted a valuation policy consistent with the IPA Valuation Guideline.  The valuation process used by the Valuation Committee and the board of directors to determine the estimated NAV per share was designed to follow recommendations in the IPA Valuation Guideline and our valuation policy. In accordance with our valuation policy and in order to assist brokers in providing information on customer account statements consistent with the requirements of NASD Notice 01-08 and FINRA Rule 2340, we, based on the recommendation of the Valuation Committee and the approval of the board of directors, engaged CBRE Cap to assist us and the board of directors in determining the estimated NAV per share of our common stock as of December 31, 2017.

Stockholder Information

As of December 31, 2017, we had 46,107 stockholders of record.  The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Stock Valuation

During the year ended December 31, 2017, the Valuation Committee initiated a process to estimate our NAV per share and engaged CBRE Cap to provide a report containing, among other things, a range for the estimated NAV per share of our common stock (“Valuation Report”).  The Valuation Committee, upon its receipt and review of the Valuation Report, concluded that the range of between $9.79 and $10.81 for our estimated NAV per share proposed in CBRE Cap’s Valuation Report was reasonable, and recommended to our board of directors that it adopt $10.32 as the estimated NAV per share of our common stock, which includes deductions for estimated transaction costs.  At a special meeting of our board of directors held on February 7, 2018, the board of directors accepted the recommendation of the Valuation Committee and approved $10.32 as the estimated NAV per share of our common stock as of December 31, 2017.  This represented an increase from our previously approved $10.04 as the estimated NAV per share of our common stock as of December 31, 2016.

Refer to our Form 8-K filed on February 12, 2018 for additional details on the estimated NAV per share, valuation methodologies, material assumptions, limitations and engagement of CBRE Cap.

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

During the year ended December 31, 2017, we received requests for the redemption of common stock totaling approximately $47.3 million, of which approximately $11.7 million was payable as of December 31, 2017 and paid in 2018. During the year ended December 31, 2016, we received requests for the redemption of common stock totaling approximately $36.2 million, of which approximately $10.4 million was payable as of December 31, 2016 and paid in 2017. During the year ended December 31, 2015, we received requests for the redemption of common stock totaling approximately $9.3 million, of which approximately $2.7 million was payable as of December 31, 2015 and paid in 2016.

The redemption requests received during the year ended December 31, 2017 exceeded proceeds received from our Reinvestment Plan by approximately $4.1 million, however, our board of directors approved the excess redemptions. There is no guarantee that any funds will be set aside under the Reinvestment Plan or otherwise made available for the redemption plan during any period during which redemptions may be requested.

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

The following tables present a summary of requests received and shares redeemed pursuant to our stock redemption plan during the quarters and years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

2017 Quarters	First	Second	Third	Fourth	Total
Redemptions requested	1,088	1,072	1,408	1,172	4,740
Shares redeemed	(1,088)	(1,072)	(1,408)	(1,172)	(4,740)
Pending redemption requests	―	―	―	―	―
Average price paid per share	$9.99	$9.97	$9.99	$9.99	$9.99

2016 Quarters	First	Second	Third	Fourth	Total
Redemptions requested	277	1,529	850	1,069	3,725
Shares redeemed	(277)	(1,529)	(850)	(1,069)	(3,725)
Pending redemption requests	―	―	―	―	―
Average price paid per share	$9.73	$9.73	$9.73	$9.73	$9.73

2015 Quarters	First	Second	Third	Fourth	Total
Redemptions requested	204	196	292	286	978
Shares redeemed	(204)	(196)	(292)	(286)	(978)
Pending redemption requests	―	―	―	―	―
Average price paid per share	$9.51	$9.51	$9.51	$9.51	$9.51

Issuer Purchases of Equity Securities

The following tables presents details regarding our repurchase of securities under our redemption plan between October 1, 2017 and December 31, 2017 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan (1)
October 1, 2017 through October 31, 2017	―	―	―	4,117
November 1, 2017 through November 30, 2017	―	―	―	4,117
December 1, 2017 through December 31, 2017	1,172	$9.99	1,172	4,016
Total	1,172	$9.99	1,172

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

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation.  We intend to continue paying distributions to our stockholders on a quarterly basis until such provisions are terminated or amended by our board of directors. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including:

•

Sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, FFO and MFFO, as well as expected future long-term stabilized cash flows, FFO and MFFO;

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

For the years ended December 31, 2017, 2016 and 2015, we declared cash distributions of approximately $77.7 million, $74.0 million and $63.2 million, respectively.  Of these amounts, approximately $34.5 million, $31.5 million and $26.4 million, respectively, were paid in cash to stockholders and approximately $43.2 million, $42.6 million and $36.8 million, respectively, were reinvested pursuant to our Reinvestment Plan.  In addition, for the year ended 2015 we declared and made stock distributions of approximately 3.2 million shares of common stock.

The table in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents total cash distributions declared and issued, including distributions reinvested in additional shares through our Reinvestment Plan, and cash flows provided by operating activities for each quarter in the years ended December 31, 2017, 2016 and 2015.

The following table details our historical share prices in our Offerings, including the prices pursuant to the Reinvestment Plan and our monthly cash and stock distributions per share (in thousands, except per share data):

Period	Price per Share (1)	Reinvestment Plan Price per Share	Monthly Cash Distributions	Monthly Stock Distributions
June 27, 2011 through December 10, 2013	$10.00	$9.50	$0.0333	0.0025
December 11, 2013 through November 3, 2014	$10.14	$9.64	$0.0338	0.0025
November 4, 2014 through February 11, 2016	$10.58	$10.06	$0.0353	(2)
February 12, 2016 through February 13, 2017	$9.75	$9.75	$0.0353	―
February 14, 2017 through February 12, 2018	$10.04	$10.04	$(3)	―
February 13, 2018 through the date of this filing	$10.32	$10.32	$0.0388	―

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

(3)	In September 2017, our board of directors approved an increase in our monthly cash distribution, from $0.03527 to $0.0388 per share, effective for the third quarter of 2017.

The tax composition of our distributions declared for years ended December 31, 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
	2017	2016	2015
Ordinary income	0.0%	21.5%	37.8%
Capital gain	0.0%	14.4%	0.0%
Unrecaptured Sec. 1250 gain	0.0%	1.2%	0.0%
Return of capital	100.0%	62.9%	62.2%

Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2017 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2018.   In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated E&P are treated as a return of capital to the stockholders.  E&P is a statutory calculation which is derived from net income and determined in accordance with the Code.  It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders. No amounts distributed to stockholders for the years ended December 31, 2017, 2016 and 2015 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Unregistered Sales of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Secondary Sales of Registered Shares between Investors

During years ended December 31, 2017, 2016 and 2015, there were 25,522 shares, 10,864 and 2,677 shares, respectively, transferred by investors at a weighted average sales price of $8.25 per share, $9.33 per share and $8.60 per share, respectively.  We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and redemptions of shares by us.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for the Company should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Total revenues	$398,416	$377,055	$300,525	$181,084	$52,605
Operating income (loss)	31,055	11,147	(24,308)	(23,178)	(13,990)
Net loss attributable to common stockholders	(25,962)	(31,667)	(68,055)	(52,511)	(18,100)
Net loss per share	(0.15)	(0.18)	(0.44)	(0.61)	(0.42)
Weighted average shares outstanding (basic and diluted) (1)	175,151	175,121	153,804	85,710	43,450
Cash distributions declared and paid (2)	77,732	74,008	63,201	31,919	14,170
Cash distributions declared and paid per share	0.44	0.42	0.41	0.37	0.33
Cash provided by operating activities (3)	75,246	74,531	43,517	19,272	3,846
Cash used in investing activities (3)	(64,545)	(99,443)	(951,227)	(917,744)	(641,563)
Cash provided by (used in) financing activities (3)	(7,248)	16,941	884,811	953,532	665,893
Other Data:
FFO (4)	82,247	76,560	44,059	10,797	(3,054)
FFO per share	0.47	0.44	0.29	0.13	(0.07)
MFFO (4)	82,446	74,008	63,484	32,017	12,581
MFFO per share	0.47	0.42	0.41	0.37	0.29

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total real estate assets, net	$2,488,085	$2,516,979	$2,514,059	$1,704,653	$866,200
Intangibles, net	99,512	130,609	172,452	140,264	52,400
Cash	64,522	58,517	68,922	91,355	44,209
Total assets	2,793,541	2,827,692	2,831,169	1,977,209	1,007,285
Mortgage and other notes payable, net	1,032,153	936,723	831,825	843,662	431,319
Credit facilities	630,066	641,989	656,284	204,496	98,500
Total liabilities	1,740,881	1,672,875	1,572,067	1,105,049	555,304
Redeemable noncontrolling interest	425	472	551	568	―
Total equity	1,052,660	1,154,817	1,259,102	872,160	451,981

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

(2)

For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, our net loss was approximately $26.0 million, $31.7 million, $68.1 million, $52.5 million and $18.1 million, respectively, while cash distributions declared were approximately $77.7 million, $74.0 million, $63.2 million, $31.9 million and $14.2 million, respectively, and total distributions declared were approximately $77.7 million, $74.0 million, $97.0 million, $56.1 million and $24.8 million, respectively.  For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, approximately 91%, 94%, 69%, 60% and 23%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for generally accepted accounting principles (“GAAP”) purposes and approximately 9%, 6%, 31%, 40% and 77%, respectively, were considered to be funded with Other Sources.  For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, approximately 91%, 94%, 45%, 34% and 13%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 9%, 6%, 55%, 66% and 87% respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

(3)

On January 1, 2017, we adopted both ASU 2016-15 and ASU 2016-18. Accordingly, we have retrospectively adjusted the presentation of the cash flows for all periods presented above. Refer to Item 8. “Financial Statements and Supplementary Data” — Note 2. “Summary of Significant Accounting Policies” for additional information.

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

For additional disclosures relating to FFO and MFFO, including a reconciliation of net loss to FFO and MFFO, for the years ended December 31, 2017, 2016 and 2015 refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” and for the years ended December 31, 2014 and 2013 refer to our Form 10-K filed on March 27, 2015.

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

For a description of the individual property holdings by asset class included in our healthcare real estate portfolio, including the location, date acquired, and amount invested, as of December 31, 2017, see Item 2.  “Properties.”

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

Expanded Healthcare Insurance Coverage. As the U.S. population over the age of 65 increases, more Americans become entitled to Medicare to cover their increasing healthcare needs and related costs. In addition, under the Affordable Care Act and other legislation, healthcare insurance coverage has expanded in recent years to cover more of the non-elderly, lower income populations. According to the National Center for Health Statistics, less than 9 percent of the population did not have health insurance coverage at the beginning of 2016, down from 16 percent at the time the Affordable Care Act passed in 2010. The resulting expansion of U.S. healthcare insurance coverage has created an increase in demand for healthcare services and healthcare facilities of all types.  There is a risk however that the Affordable Care Act could be repealed in the future and may be replaced with new legislation, the effects of which are unknown at this time.  The impact of repealing existing legislation, or introducing new legislation, could materially increase the uninsured population in the U.S. who are not able to obtain or afford health insurance coverage. We believe efforts to preserve and increase access to care will remain a primary focus of the government.

The Aging of America. According to a December 2014 report of the U.S. Census Bureau, 12,000 people in the U.S. will turn 65 every day until 2060. Most recent US Census Bureau projections (as of December 2014) estimate that by 2060, 98 million Americans , or 23.6% of the U.S. population, will be 65 years or older, compared to 14.9% of the population in 2015, an anticipated increase of 105% in the senior population between 2015 and 2060. The graph below depicts the projected increase in the size of the senior population in the U.S. over time based upon national population projections by the U.S. Census Bureau:

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

Rising Healthcare Expenditures. The rise in the aging population, the expansion of U.S. healthcare insurance coverage through Medicare or other means, and medical technology innovations contribute to increasing healthcare expenditures. National healthcare spending is projected to grow 1.9 percentage points faster than Gross Domestic Product (GDP) per year over the 2017-25 period; as a result, the healthcare spending share of GDP is expected to rise from 18.3 percent in 2017 to 21.2 percent by 2025.

The following graph depicts the projected rise in the national healthcare expenditures in the U.S. between 2000 and 2025:

Source: 1-“National Health Expenditure Projections 2016-2025,” The Centers for Medicare & Medicaid Services, Office of the Actuary, National Health Statistics Group. 2-GDP Projections from “An Update to the Budget and Economic Outlook: 2017-2027”, Congressional Budget Office, June 2017.

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

Source: A Projection of Demand for Market Rate U.S. Seniors Housing 2015–2040, American Seniors Housing Association, Winter 2016.

The supply growth of certain seniors housing asset classes over the last decade declined following a boom in seniors housing development in the 1990’s. Since 2008, there has been modest growth in the total national inventory of seniors housing units according to National Investment Center for Seniors Housing & Care (“NIC”) data, with a compound annual growth rate of 2.1% for seniors housing facilities as of the end of 2017. However, the number of new seniors housing units under construction is increasing. Over this time period, muted supply growth has helped rental levels recover and occupancy improve despite a modest economic recovery. The following graph depicts seniors housing supply-demand trends for independent living and assisted living combined:

Source: National Investment Center for Seniors Housing & Care, NIC MAP Property Trend, Q4-2017

According to data from the NIC for the fourth quarter of 2017, overall seniors housing occupancy in the top 100 metropolitan statistical areas (“MSAs”) was 88.6%. As of the fourth quarter of 2017, occupancy was 1.5 percentage points above its cyclical low of 87.1% during the first quarter of 2010. In 2017, inventory of seniors housing units grew by 30,421 units. This growth in inventory during 2017 has contributed to a decline in overall occupancy by

0.7 percentage points from year end 2016. We believe seniors housing development will remain at an acceptable level given the growth in aging demographics, and that sufficient demand exists to absorb the new development units over time.

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

Medical Office Building and Acute Care Property Supply and Demand

Demographics and Existing Space. The increased demand for medical office buildings, acute care and post-acute care properties is also supported by an aging population and increased health insurance coverage. As Americans 65 years and older have longer life expectancies than in the past, their need for health related services is projected to increase the need for additional healthcare properties. In 2015, persons over age 65 were 15 percent of the U.S. population but accounted for 31 percent of physician visits in the U.S. According to the 2012 National Ambulatory Medical Care Survey, individuals over age 65 made an average of 6.6 visits to physicians’ offices in 2015, or 3.3 times the number of visits made by individuals under 45 years of age. The graph below depicts the average number of physicians’ visits in the U.S. by age group in 2015.

Source: CDC/NCHS, National Ambulatory Medical Care Survey, 2015

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

The following graph depicts the increase in outpatient surgeries vs. inpatient surgeries in the U.S. under the new, evolving U.S. healthcare model:

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

Medical Office Buildings and Acute Care Property Asset Classes

Based on the increased numbers of insured Americans, increased healthcare visits by a growing, aging U.S. population and an evolving U.S. healthcare model driving a need for additional healthcare properties, we have invested in the following classes of medical office buildings, acute care properties and other healthcare-related properties:

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

Liquidity and Capital Resources

General

Our primary source of capital for items other than acquisitions of real estate, through the close of our Offerings on September 30, 2015, was proceeds we received from our Offerings.  While our Offerings closed on September 30, 2015, we continue to provide existing stockholders the opportunity to designate their cash distributions for reinvestment through our Reinvestment Plan.  Other potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders and undistributed operating cash flows, and to a lesser extent, proceeds from the sale of properties or other assets.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of December 31, 2017, we have approximately $28.4 million of undrawn availability under our Revolving Credit Facility.

We may also be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt.  In addition, we will continue to evaluate the need for additional interest rate protection in the form of interest rate swaps or caps on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

Sources of Liquidity and Capital Resources

Common Stock Offerings

For the year ended December 31, 2015, we received proceeds from our Offerings of approximately $551.9 million.

Reinvestment Plan

For the years ended December 31, 2017, 2016 and 2015, we received proceeds from our Reinvestment Plan of approximately $43.2 million, $42.6 million and $36.8 million respectively.

Borrowings

We have borrowed money to fund ongoing real estate development and intend to continue borrowing money to fund other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities.  During the years ended December 31, 2017, 2016 and 2015, we borrowed proceeds of approximately $153.4 million, $142.5 million and $549.2 million, respectively, net of repayments on the Revolving Credit Facility of $64.9 million, $120.3 million and $321.4 million, for the years ended December 31, 2017, 2016 and 2015, respectively.  These amounts were primarily used to fund real estate under development and acquire additional properties. We substantially completed our acquisition phase in 2016 and expect future acquisition activity, if any, to be limited.  Prior to completion of our acquisition phase, our principal demand for funds has been for acquisitions or the development of properties, the payment of debt service on our outstanding indebtedness and the payment of distributions.  Generally, we expect to meet short-term working capital needs from our cash flows from operations and proceeds from our Reinvestment Plan.

In December 2014, we entered into a $230 million Revolving Credit Facility and a $175 million senior unsecured term loan facility (“Term Loan Facility” and, collectively, “Credit Facilities”).  Pursuant to the associated credit agreement, we have the ability to increase our borrowing capacity to $700 million under the accordion feature of the Credit Facilities.  To date, we have exercised this accordion feature and increased our borrowing capacity to $445 million.  In addition, in October 2017, we exercised our first 12-month extension option on the Revolving Credit Facility resulting in the term ending December 2018, and we have one remaining 12-month extension option through which we can extend the term through December 2019; whereas the Term Loan Facility has an initial term through February 2019 plus one 12-month extension option through which we can extend the term through February 2020.  We expect to exercise our second 12-month extension option on the Revolving Credit Facility to extend the term through December 2019.

In November 2015, we entered into a $250 million senior unsecured term loan facility (“Second Term Loan Facility”).  The Second Term Loan Facility has an initial term through November 2020 and we have the ability to increase our borrowing capacity to $350 million under its accordion feature.  To date, we have exercised this accordion feature and increased our borrowing capacity to $275 million.

On an ongoing basis, we monitor our debt maturities, engage in dialogues with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.  As of December 31, 2016, we had approximately $263.8 million of debt obligations maturing in 2017 as well as approximately $288.9 million of additional debt obligations maturing in 2018.   During the year ended December 31, 2017, we completed refinancings and loan extensions on approximately $527.3 million of the aforementioned $552.7 million of debt obligations maturing in 2017 and 2018, which were primarily comprised of the following transactions:

•

In May 2017, we refinanced approximately $57.4 million of borrowings related to our Knoxville Medical Office Properties and our Claremont Medical Office property.  This combined mortgage loan has a term of 60 months, an interest rate equal to 30-day London Interbank Offer Rate (“LIBOR”) plus 2.45% per annum, monthly interest only payments for the first 30 months and monthly principal and interest payments and for the remaining term of the combined loan using a 30-year amortization period with the remaining principal balance payable at maturity.  The previous loan balances totaled approximately $49.6 million collectively, of which approximately $12.4 million was scheduled to mature in January 2018 related to our Claremont Medical Office property and approximately $37.2 million was scheduled to mature in July 2018 related to our Knoxville Medical Office Properties.

•

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

•	As noted above, in October 2017, we exercised a one-year extension option on our Revolving Credit Facility with this borrowing now scheduled to mature in December 2018.

The following table provides details of our indebtedness as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Mortgages payable and other notes payable:
Fixed rate debt	$409,607	$382,129
Variable rate debt (1) (2)	629,160	561,874
Mortgages and other notes payable (3)	1,038,767	944,003
Premium (discount), net (4)	102	(67)
Loan costs, net	(6,716)	(7,213)
Total mortgages and other notes payable, net	1,032,153	936,723
Credit facilities:
Revolving Credit Facility (1) (2) (5)	182,000	194,863
First Term Loan Facility (1)	175,000	175,000
Second Term Loan Facility (1) (2)	275,000	275,000
Loan costs, net related to Term Loan Facilities	(1,934)	(2,874)
Total credit facilities, net	630,066	641,989
Total borrowings	$1,662,219	$1,578,712

FOOTNOTES:

(1)

As of December 31, 2017 and 2016, we had entered into interest rate swaps with notional amounts of approximately $506.4 million and $521.5 million, respectively, which were settling on a monthly basis. Refer to Item 8. “Financial Statements and Supplementary Data” — Note 12. “Derivative Financial Instruments” for additional information.

(2)

As of December 31, 2017 and 2016, we had entered into interest rate caps with notional amounts of approximately $527.0 million and $410.0 million, respectively. Refer to Item 8. “Financial Statements and Supplementary Data” — Note 12. “Derivative Financial Instruments” for additional information.

(3)

As of December 31, 2017 and 2016, our mortgages and other notes payable are collateralized by 76 and 75 properties, respectively, with total carrying values of approximately $1.6 billion and $1.6 billion, respectively.

(4)	Premium (discount), net is reflective of us recording mortgage note payables assumed at fair value on the respective acquisition date.
(5)

As of December 31, 2017 and 2016, we had undrawn availability under the Revolving Credit Facility of approximately $28.4 million and $11.1 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

We have pledged our properties in connection with our borrowings and may continue to strategically leverage our real estate and use debt financing as a means of providing additional funds for the payment of distributions to stockholders, working capital and for other corporate purposes.  Our ability to increase our borrowings could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on our unhedged variable rate debt or the timing of when we seek to refinance existing debt.  In addition, we will continue to evaluate the need for additional interest rate protection in the form of interest rate swaps or caps on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

We may borrow money to pay distributions to stockholders, for working capital and for other corporate purposes.  See “Uses of Liquidity and Capital Resources – Distributions” below for additional information related to the payment of distributions with Other Sources for GAAP purposes.  In many cases, we have pledged our assets in connection with our borrowings and intend to encumber assets in connection with additional borrowings.  The aggregate amount of long-term financing is not expected to exceed 60% of our total assets on an annual basis.  As of December 31, 2017 and 2016, we had an aggregate debt leverage ratio of approximately 59.5% and 55.8%, respectively, of the aggregate carrying value of our assets.

Generally, the loan agreements for our mortgage loans contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, as set forth in the loan agreements.  The loan agreements also contain customary events of default and remedies for the lenders.  The borrowers are normally direct or indirect subsidiaries of our Operating Partnership.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage and (viii) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum debt service coverage ratio, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain our REIT status.  As of December 31, 2017, the Company was in compliance with all financial covenants.

See Item 8. “Financial Statements and Supplementary Data” — Note 10. “Indebtedness” for additional information on our borrowings, including a schedule of future principal payments and maturity dates.  In addition, see “Off-Balance Sheet and Other Arrangements” below for a description of the borrowings of our unconsolidated entities.

Tenant Workout

During 2015, the tenant at two of our specialty hospitals experienced financial difficulty and defaulted on its lease agreements at both properties.  During the year ended December 31, 2016, we recorded an impairment provision of approximately $4.7 million related to the lease intangibles and a loss on lease termination of approximately $0.9 million related to deferred rent and other lease related assets.

In September 2015, in connection with consenting to the sale of the operations by our previous tenant to a third-party buyer at our specialty hospital in Beaumont, TX, we signed an amended and restated lease agreement with the buyer that included similar economic terms as the previous lease.  The buyer has continued to perform since 2015 under the amended and restated lease agreement and therefore this portion of the tenant workout is deemed to have been completed.

In January 2016, we executed a lease with a new tenant at our specialty hospital in Hurst, TX that included similar economic terms as the previous lease.  This new lease increased our operating cash flows in 2016 given the loss in revenues as a result of the tenant default on the previous lease in 2015.  However, during 2017, the new tenant began to experience financial difficulties, and as a result, we entered into a forbearance agreement with this tenant in July 2017 that resulted in the majority of the remaining 2017 rent payments, which totaled approximately $0.9 million, being deferred until December 2018.  We will continue to monitor the performance of this tenant in 2018.

Proceeds from Sale of Real Estate

In November 2016, we completed the sale of Dogwood Forest of Acworth and received sales proceeds of approximately $33.6 million, which were used to pay down the Revolving Credit Facility, as this property was included in the unencumbered pool of assets supporting our availability thereunder, and to fund cash distributions for the year ended December 31, 2016.

In August 2017, the Company committed to a plan to sell the Perennial Communities and classified the associated assets as held for sale.  Upon completion of a sale, if any, the proceeds would be used to pay down the Revolving Credit Facility, as these properties are included in the unencumbered pool of assets supporting our availability thereunder, and to fund other general corporate items.

Distributions from Unconsolidated Entities

As of December 31, 2017, we had an investment in five unconsolidated properties through an unconsolidated joint venture.  Pursuant to the joint venture agreement, we are entitled to receive quarterly preferred cash distributions to the extent there is cash available to distribute.  These distributions are generally received within 45 days after each quarter end.  For the years ended December 31, 2017, 2016 and 2015, we received approximately $0.7 million, $0.7 million and $0.9 million of operating distributions from our investment in these unconsolidated entities, respectively.  In addition, we received capital distributions from the Windsor Manor joint venture during the year ended December 31, 2016 of approximately $2.2 million, which resulted from excess proceeds on refinancing the joint venture’s debt.

Net Cash Provided by Operating Activities

We experienced positive cash flow from operating activities for the years ended December 31, 2017, 2016 and 2015 of approximately $75.2 million, $74.5 million and $43.5 million, respectively.  The change in cash flows from operating activities for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily the result of the following:

•

an increase in total revenues and net operating income (“NOI”) for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily as the result of having 137 consolidated operating properties in 2017 as compared to 134 consolidated operating properties in 2016, some of which were not owned for the entire period;

•

lower cash flows from operations being used to fund reduced or “free rent” periods for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily reflective of timing of rental payments across periods as there was one single tenant property under a “free rent” period for part of 2017; whereas, there were two single tenant properties that were under “free rent” periods for part of 2016; and

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

•

an increase in lease incentives paid in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs during the year ended December 31, 2017, as compared to the year ended December 31, 2016;

•

payment of financing coordination fees, legal fees and other third-party costs associated to the refinancing of our Bonaventure and Capital Health mortgage loans which were expensed for the year ended December 31, 2017 as the refinancing was determined to be a loan modification for accounting purposes.  There were no similar such expenses recognized in the prior period; and

•

an increase in interest expense paid resulting from higher average debt outstanding as well as higher interest rates for the year ended December 31, 2017, as compared to the year ended December 31, 2016

Expense Support Agreements

In February 2017, our board of directors approved the fourth amended and restated expense support agreements with both the Advisor and Property Manager that became effective January 1, 2017.  These amendments limit the annual expense support amount, in the aggregate, to an annualized four percent of the weighted average of the Board’s most recent determination of estimated NAV per share and change the calculation to exclude the impact of completed development properties for a specified period of time after the property is placed into service (as defined in the agreements).  These amendments, along with the original agreements and previous amendments govern the fees and expenses charged by the Advisor and Property Manager to the Company.

Under the terms of the expense support agreements, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreements, we will issue, within 90 days following the determination date, a number of shares of forfeitable restricted common stock (“Restricted Stock”) equal to the quotient of the expense support amounts provided by our Advisor and Property Manager for the preceding calendar year divided by our then-current NAV per share of common stock.  The terms of the expense support agreements automatically renew for consecutive one year periods, subject to the right of our Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice.  For the years ended December 31, 2016 and 2015, our cash from operating activities were positively impacted by approximately $2.9 million and $4.4 million, respectively, of reductions in asset management fees resulting from the annual expense support settled in accordance with the terms of the expense support agreements.   We did not recognize any expense support for the year ended

December 31, 2017.  There have not been any amounts settled under the Property Manager Expense Support Agreement since its inception.  Refer to Item 8. “Financial Statements and Supplementary Data” — Note 11. “Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Acquisitions

While we substantially completed our acquisition phase during 2016, we acquired a five-acre parcel of unimproved land adjacent to one of our existing operating properties for approximately $1.1 million, including closing costs, during the year ended December 31, 2017.  During the years ended December 31, 2016 and 2015, we acquired one and 39 consolidated operating properties, respectively, for an aggregate purchase price paid of approximately $28.1 million and $866.3 million, respectively, net of liabilities assumed.  The acquired operating properties were spread across our targeted asset classes and located in different states, which allowed us to expand both the variety of our asset classes and the geographical diversification of our healthcare investment portfolio.

Development Properties

In connection with our seniors housing and post-acute care developments, we funded approximately $47.9 million, $95.1 million and $73.6 million in development costs during the years ended December 31, 2017, 2016 and 2015, respectively.  During the year ended December 31, 2017, we completed the construction and placed into service the Welbrook Transitional Care Grand Junction, Waterstone on Augusta, Wellmore of Lexington and Dogwood Forest of Grayson development properties, as well as the Brookridge Heights Assisted Living & Memory Care and Tranquility of Fredericktowne expansion projects.  We expect to fund approximately $1.4 million of additional development, pre-leasing, marketing and other costs as our properties with recently completed development during the year ended December 31, 2017 continue through their respective lease-up phases in 2018.  On certain of these development properties, we have the ability to fund up to approximately $1.4 million of such additional costs from the related construction loans.

As a result of our completed seniors housing developments continuing to lease-up towards and/or achieving stabilization, we continue to monitor these properties to determine whether the established performance metrics of their respective promoted interest agreements have been met.  During the year ended December 31, 2017, we paid an approximate $2.0 million distribution to the holder of a promoted interest related to the Dogwood Forest of Acworth development, and in January 2018 we paid an approximate $1.0 million distribution to the holder of a promoted interest related to the HarborChase of Villages Crossing development, which was accrued as of December 31, 2017. During the year ended December 31, 2016, we paid distributions to the holders of promoted interest of the Dogwood Forest of Acworth and Wellmore of Tega Cay developments of approximately $1.9 million and $2.8 million, respectively.  We expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties to the extent the established performance metrics are met.  However, no other performance metrics were met or probable of being met during the year ended December 31, 2017.

Debt Repayments

During the year ended December 31, 2017, we paid approximately $136.4 million of total repayments which was comprised of $64.9 million in repayments on our Revolving Credit Facility, $49.6 million in repayments on our mortgage loans for Knoxville Medical Office Properties and the Claremont Medical Office property prior to their scheduled maturities and $21.9 million of scheduled repayments. During the year ended December 31, 2016, we paid approximately $174.5 million of total repayments which was comprised of $120.3 million in repayments on our Revolving Credit Facility, $34.4 million in repayments on our mortgage loans for the Wellmore of Tega Cay Property and Raider Ranch Community, prior to the scheduled maturities, and $19.8 million of scheduled repayments. During the year ended December 31, 2015, we paid approximately $437.2 million of total repayments which was comprised of $321.4 million in debt repayments on our Revolving Credit Facility, $93.5 million in repayments on our mortgage loans for the Perennial Communities, Medical Portfolio I Properties, Dogwood Forest of Acworth and HarborChase of Villages Crossing prior to their scheduled maturities, $4.4 million of prepayments on our mortgage loan for the Capital Health Communities related to monies received under a yield guaranty agreement and $17.9 million of scheduled repayments.

As of December 31, 2017, we have approximately $254.3 million of debt obligations coming due in 2018, of which approximately $182.0 million relates to the Revolving Credit Facility and approximately $6.8 million relates to Northwest Medical Park pursuant to which we hold 12-month extension options.  The remaining $65.5 million of debt obligations coming due in 2018 is comprised of the following: (1) approximately $22.8 million of scheduled repayments on various properties; (2) an approximate $25.1 million debt maturity in August 2018 related to Calvert Medical Office Properties; and (3) an approximate $17.6 million debt maturity in September 2018 related to Lee Hughes Medical Building. While the combination of the undrawn availability under our Revolving Credit Facility of approximately $28.4 million as of December 31, 2017 and our forecasted 2018 cash flows from operations are expected to be in excess of the $65.5 million of remaining debt obligations coming due in 2018, we continue to explore various financing scenarios which include, but are not limited to, the following: (1) add certain of the aforementioned properties to the unencumbered pool of assets supporting our Credit Facilities, which would increase the undrawn availability under our Revolving Credit Facility as there is approximately $59.6 million of additional borrowing capacity as of December 31, 2017, (2) use proceeds from the sale of real estate discussed above in order to repay certain debt obligations coming due, and/or (3) obtain proceeds from Other Sources, including, but not limited to, the refinancing of existing debt obligations.

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

During the years ended December 31, 2016 and 2015, we paid approximately $0.03 million, and $59.0 million, respectively, of stock issuance and offering costs. There were no stock offering and issuance costs paid during the year ended December 31, 2017.

Lease Incentives

During the years ended December 31, 2017, 2016 and 2015, we paid approximately $7.6 million, $5.4 million, and $13.2 million, respectively, of costs on behalf of our tenants as lease incentives in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs. Lease incentives are capitalized as deferred rent and amortized as straight-line rent over the respective lease terms. While we expect the impact of these lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will contribute to same-store NOI growth in future periods and that the extension of existing lease terms could increase the value of our properties.

Common Stock Redemptions

We redeem shares pursuant to our redemption plan, which is designed to provide eligible stockholders with limited interim liquidity.  During the year ended December 31, 2017, we received redemption requests for 4.7 million shares at an average redemption price of $9.99 per share of which approximately $46.0 million was paid and approximately $11.7 million was payable as of December 31, 2017.  During the year ended December 31, 2016, we received redemption requests for 3.7 million shares at an average redemption price of $9.73 per share of which approximately $28.6 million was paid and approximately $10.4 million was payable as of December 31, 2016. During the year ended December 31, 2015, we received redemption requests for 1.0 million shares at an average redemption price of $9.51 per share of which approximately $7.4 million was paid and approximately $2.7 million was payable as of December 31, 2015.

The redemption requests received during the year ended December 31, 2017 exceeded proceeds received from our Reinvestment Plan by approximately $4.1 million, however, our board of directors approved the excess redemptions.  We expect redemption requests received during the quarter ended March 31, 2018 will exceed proceeds received from our Reinvestment Plan by approximately $6.3 million and intend to seek approval from our board of directors to approve the excess redemptions.  There is no guarantee that any funds will be set aside under the Reinvestment Plan or otherwise made available for the redemption plan during any period during which redemptions may be requested.

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

In September 2017, the Company’s board of directors approved an increase in the Company’s quarterly cash distribution, from $0.10581 to $0.11639 per share, effective beginning the third quarter of 2017.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Stock Distributions Declared (Shares)	Stock Distributions Declared (at then-current offering price)	Total Cash and Stock Distributions Declared (2)	Cash Flows Provided by Operating Activities (3)(4)
2017 Quarters
First	$0.10581	$18,525	$10,412	$8,113	―	$—	$18,525	$18,667
Second	0.10581	18,515	10,305	8,210	—	—	18,515	22,815
Third	0.11639	20,363	11,271	9,092	—	—	20,363	15,460
Fourth	0.11639	20,329	11,232	9,097	—	—	20,329	18,304
Total	$0.44440	$77,732	$43,220	$34,512	—	$—	$77,732	$75,246
2016 Quarters
First	$0.10581	$18,454	$10,725	$7,729	—	$—	$18,454	$16,008
Second	0.10581	18,538	10,658	7,880	—	—	18,538	18,741
Third	0.10581	18,496	10,607	7,889	—	—	18,496	23,362
Fourth	0.10581	18,520	10,564	7,956	—	—	18,520	16,420
Total	$0.42324	$74,008	$42,554	$31,454	—	$—	$74,008	$74,531
2015 Quarters
First	$0.10581	$13,248	$7,648	$5,600	943	$9,977	$23,225	$11,317
Second	0.10581	14,895	8,619	6,276	1,060	11,215	26,110	10,757
Third	0.10581	16,748	9,808	6,940	1,193	12,620	29,368	10,319
Fourth	0.10581	18,310	10,753	7,557	—	—	18,310	11,124
Total	$0.42324	$63,201	$36,828	$26,373	3,196	$33,812	$97,013	$43,517

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)

For the years ended December 31, 2017, 2016 and 2015, our net loss attributable to common stockholders was approximately $26.0 million, $31.7 million and $68.1 million, respectively, while cash distributions declared were approximately $77.7 million, $74.0 million and $63.2 million, respectively, and total distributions declared were approximately $77.7 million, $74.0 million and $97.0 million, respectively.  For the years ended December 31, 2017, 2016 and 2015, approximately 91%, 94% and 69%, respectively, of cash distributions declared to stockholders were considered to be funded with cash flows provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 9%, 6% and 31%, respectively, were considered to be funded with Other Sources.  For the years ended December 31, 2017, 2016 and 2015, approximately 91%, 94% and 45%, respectively, of total distributions declared to stockholders were considered to be funded with cash flows provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 9%, 6% and 55%, respectively, of total distributions declared to stockholders were considered to be funded with Other Sources. The aforementioned percentages do not take into account any periodic surplus in quarterly cash flows provided by operating activities and therefore may not be indicative of the annual coverage percentages for the years ended December 31, 2017, 2016 and 2015.

(3)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions. GAAP requires the payment of certain items (most notably, lease incentives and acquisition fees and costs related to business combinations) to be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. For example, for the years ended December 31, 2016 and 2015, we expensed approximately $1.0 million and $21.5 million, respectively, in acquisition fees and expenses. There were no acquisition expenses incurred during the year ended December 31, 2017. Additionally, for the years ended December 31, 2017, 2016 and 2015, we paid approximately $7.6 million, $5.4 million and $13.2 million, respectively, of lease incentives.  In addition, for the year ended December 31, 2017 we expensed approximately $2.7 million in financing coordination fees.

(4)

Cash flows provided by operating activities for the years ended December 31, 2016 and 2015 were impacted by the adoption of two ASU’s affecting the presentation of the statement of cash flows, which required a payment on extinguishment of debt to be reclassified from cash provided by operating activities to cash used in financing activities. Refer to Item 8. “Financial Statements and Supplementary Data” — Note 2. “Summary of Significant Accounting Policies” for additional information.

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

Fiscal year ended December 31, 2017 as compared to the fiscal year ended December 31, 2016

As of December 31, 2017, we owned 137 consolidated real estate investment properties, which excludes unconsolidated investments and unimproved land, and our portfolio consisted of  5,984 units operated under management agreements with third-party operators and approximately 5.5 million rentable square feet that was 96.3% leased to third-party tenants.

	Investment count
	as of December 31,
Consolidated operating investment types:	2017	2016
Seniors housing leased	15	16
Seniors housing managed	51	48
Medical office leased	54	54
Post-acute care leased	12	11
Acute care leased	5	5
	137	134

Rental Income and Tenant Reimbursements. Rental income and tenant reimbursements was approximately $149.5 million for the year ended December 31, 2017 as compared to $144.7 million for the year ended December 31, 2016.  The increase in rental income and tenant reimbursements across periods primarily resulted from: (1) the transition of Wellmore of Tega Cay in August 2016 from being managed pursuant to a third-party management contract under a RIDEA structure to being leased to a third-party operator under a triple-net lease arrangement (“Tega Cay Managed to Lease Transition”); (2) the acquisition of Cobalt Rehabilitation Hospital of New Orleans in October 2016; (3) the completion of  Welbrook Transitional Care Grand Junction development and the commencement of the related lease in March 2017; and (4) the completion of Wellmore of Lexington development and the commencement of the related lease in July 2017. These were offset by the transition of the Parc Communities in July 2017 from being leased to a third-party operator under a triple-net lease arrangement to being managed pursuant to a third-party management contract under a RIDEA structure (“Parc Communities Leased to Managed Transition”).

Resident Fees and Services. Resident fees and services income was approximately $248.9 million for the year ended December 31, 2017 as compared to approximately $232.4 million for the year ended December 31, 2016.  The increase in resident fees and services is primarily a result of year-over-year growth in occupancy rates at our value-add seniors housing properties, the completion of three seniors housing developments in 2016, the completion of our four remaining developments and expansions in 2017, increased revenues from the Parc Communities Leased to Managed Transition, as well as increased revenues from the lease-up of additional assisted living units in 2017 that resulted from our conversion of skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities in 2016; offset by the sale of Dogwood Forest of Acworth in November 2016 and the Tega Cay Managed to Lease Transition.

Property Operating Expenses. Property operating expenses were approximately $195.1 million for the year ended December 31, 2017 as compared to approximately $184.6 million for the year ended December 31, 2016.  The increase in property operating expenses is primarily a result of increased property operating expenses at our value-

add seniors housing properties due to year-over-year growth in occupancy rates, our completed developments either becoming operational in 2017 or being operational for the entirety of 2017 as compared with a partial year in 2016, the Parc Communities Leased to Managed Transition, as well as the conversion of skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities; offset by the sale of Dogwood Forest of Acworth in November 2016 and the Tega Cay Managed to Lease Transition.

General and Administrative. General and administrative expenses for the year ended December 31, 2017 were approximately $13.0 million as compared to approximately $12.8 million for the year ended December 31, 2016.  General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.  The increase in general and administrative expenses were primarily attributed to the increase in third-party costs associated with the refinancing of mortgage loans on some of our properties that were determined to be loan modifications for accounting purposes.

Acquisition Fees and Expenses. Acquisition fees and expenses for the year ended December 31, 2017 were approximately $0.2 million of which approximately $0.2 million was capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis. Acquisition fees and expenses for the year ended December 31, 2016 were approximately $1.2 million of which approximately $0.2 million was capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis. We expect acquisition fees and expenses to remain at low levels in future periods as we anticipate additional purchases of real estate will be limited.

Asset Management Fees. We incurred approximately $30.2 million in asset management fees payable to our Advisor during the year ended December 31, 2017 as compared to approximately $29.1 million for the year ended December 31, 2016.  For the years ended December 31, 2017 and 2016, approximately $0.5 million and $0.8 million, respectively, of asset management fees were capitalized as a component of the cost of the assets acquired and allocated on a relative fair value basis.  We did not recognize expense support during the year ended December 31, 2017.  For the year ended December 31, 2016, approximately $2.9 million in asset management fees were settled in accordance with the terms of the expense support agreements.  As described in Item 8. “Financial Statements and Supplementary Data” – Note 11. “Related Party Arrangements,” our 2016 asset management fees were reduced because the shares of Restricted Stock issued to the Advisor as payment for asset management services rendered, were valued at zero— the lowest possible value estimated at vesting.  Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

Financing Coordination Fees. Financing coordination fees payable to the Advisor were approximately $3.6 million for the year ended December 31, 2017, of which approximately $0.9 million was capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying consolidated balance sheets. Financing coordination fees associated with the refinancing of debt are either expensed or capitalized based on whether such refinancings are determined to represent loan modifications or loan extinguishments for accounting purposes.  There were no financing coordination fees for the year ended December 31, 2016.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2017 were approximately $107.9 million and approximately $123.0 million for the year ended December 31, 2016. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The decrease in depreciation and amortization expense across periods resulted from several intangible assets related to our seniors housing investments being fully amortized by the end of 2016.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the year ended December 31, 2017 was approximately $68.3 million of which $2.1 million was capitalized as development costs relating to our real estate under development. Interest expense and loan cost amortization for the year ended December 31, 2016 was approximately $61.1 million of which approximately $2.8 million was capitalized as development costs relating to our real estate under development.  Approximately $7.0 million of the increase for the year ended December 31, 2017 was primarily the result of an increase in our average debt outstanding to approximately $1.6 billion as compared to approximately $1.5 billion for the year ended December 31, 2016 and the increase in LIBOR for the year ended December 31, 2017 as compared to year ended December 31, 2016.   In addition, during the year ended December 31, 2017, we incurred a loss on the extinguishment of debt of approximately $0.2 million related to the refinancing of our mortgage loans on the Knoxville Medical Office Properties and the Claremont Medical Office property.

Income Tax Benefit (Expense).  For each of the years ended December 31, 2017 and 2016, we recognized federal and state income tax benefit related to our properties of approximately $8.4 million and expense of approximately $0.4 million, respectively.  The Company’s TRS entities have historically generated net operating loss carry-forwards for federal and state purposes since inception.  However, due to increases in resident fees and services discussed above as well as the resetting in 2017 of certain leases between our TRS entities and the REIT, our TRS entities generated taxable income for the year ended December 31, 2017 and are expected to generate taxable income in future periods.  As such, the tax provision for 2017 includes an approximate $9.1 million reversal of a previously recorded valuation allowance on our TRS entities’ deferred tax assets.

Net Loss Attributable to Noncontrolling Interests.  During the years ended December 31, 2017 and 2016, net loss attributable to our co-venture partners was approximately $0.4 million and $0.1 million, respectively. In accordance with the provisions of each joint venture agreement, we allocate loss from operations to our co-venture partners based on their percentage ownership in each joint venture. These losses are primarily related to our Watercrest at Katy and Fieldstone at Pear Orchard joint ventures, which both completed construction in 2016 and are in the lease-up phase.

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

Rental Income and Tenant Reimbursements. Rental income and tenant reimbursements was approximately $144.7 million for the year ended December 31, 2016 as compared to $117.1 million for the year ended December 31, 2015.  The increase in rental income and tenant reimbursements resulted from the leased properties acquired during 2015 being held for the entire year as well as the increased rental income resulting from the tenant workouts described above in “Liquidity and Capital Resources – Tenant Workout.”

Resident Fees and Services. Resident fees and services income was approximately $232.4 million for the year ended December 31, 2016 as compared to approximately $183.4 million for the year ended December 31, 2015.  The increase in resident fees and services was a result of the managed properties acquired during 2015 held for entire year as well as the continued lease-up of completed developments and value-add properties across periods.  The increase in revenue for the year was partially offset by our decision to convert certain skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities.

Property Operating Expenses. Property operating expenses were approximately $184.6 million for the year ended December 31, 2016 as compared to approximately $149.7 million for the year ended December 31, 2015.  This increase was a result of the properties acquired during 2015 being held for the entire year.

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

Asset Management Fees. We incurred approximately $29.1 million in asset management fees payable to our Advisor during the year ended December 31, 2016 as compared to approximately $22.9 million for the year ended December 31, 2015.  For years ended December 31, 2016 and 2015, approximately $2.9 million and $4.4 million, respectively, in asset management fees were settled in accordance with the terms of the expense support agreements and approximately $0.8 million and $0.6 million, respectively, were capitalized as real estate under development.  As described in Item 8. “Financial Statements and Supplementary Data” – Note 11. “Related Party Arrangements,” asset management fees were reduced because the shares of Restricted Stock issued to the Advisor as payment for asset management services rendered, were valued at zero— the lowest possible value estimated at vesting.   Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

Property Management Fees. We incurred approximately $21.2 million in property management fees for the year ended December 31, 2016 and approximately $18.4 million for the year ended December 31, 2015.   For the years ended December 31, 2016 and 2015, approximately $2.7 million and $3.6 million, respectively, were capitalized as real estate under development.  Property management fees generally range from 2% to 5% of property revenues for leased properties, depending on the type of property, and are paid to third-party managers.  However, an oversight fee equal to 1% of property revenues is paid to the Property Manager for those properties managed by a third-party.  Overall property management fees primarily increased as a result of the increases in rental income and tenant reimbursements as well as resident fees and services properties acquired during 2015 being operational for a full period.

Impairment Provision. As described in “Liquidity and Capital Resources – Tenant Workout,” during the year ended December 31, 2015, we recorded an impairment provision of $4.7 million to write-off the lease intangibles related to two of our specialty hospitals, as it was determined that the carrying value of these assets would not be recoverable.  There were no impairments during the year ended December 31, 2016.

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

Equity in Earnings (Loss) of Unconsolidated Entities. Our unconsolidated entities generated earnings of approximately $0.3 million for the year ended December 31, 2016, as compared to losses of approximately ($0.6) million for the year ended December 31, 2015 relating to our investment in the Windsor Manor joint venture.  Equity in earnings (loss) of unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences.  The improved financial results across periods was partially attributable to the decision to transition the property manager in April 2016 at the five properties owned through the Windsor Manor joint venture.

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

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows provided by operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows provided by operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  As such, non-same-store NOI represents aggregated NOI from acquisitions made after the first day of the period presented (i.e. January 1, 2016 or January 1, 2015), which are excluded from same-store NOI, as we did not own those properties during the entirety of all periods presented.

The chart below illustrates our net losses and NOI for the years ended December 31, 2017 and 2016 (in thousands) and the amount invested in properties as of December 31, 2017 and 2016 (in millions):

	Years Ended December 31,		Change
	2017	2016	$	%
Net loss	$(26,312)	$(31,784)
Adjusted to exclude:
General and administrative expenses	13,010	12,847
Acquisition fees and expenses	—	974
Asset management fees	29,642	25,443
Financing coordination fees	2,748	—
Contingent purchase price consideration adjustments	47	(290)
Loss on lease terminations	—	785
Depreciation and amortization	107,944	122,985
Other expenses, net of other income	65,730	57,995
Income tax (benefit) expense	(8,363)	351
Gain on sale of real estate	—	(15,415)
NOI	184,446	173,891	$10,555	6.1%
Less: Non-same-store NOI	(4,571)	(1,375)
Same-store NOI	$179,875	$172,516	$7,359	4.3%
Invested in operating properties, end of period (in millions)	$3,016	$2,883

Overall, our NOI for the year ended December 31, 2017 increased by approximately $10.6 million as compared to the same period in the prior year.  Our non-same-store NOI of approximately $4.6 million for the year ended December 31, 2017 primarily related to the acquisition of Cobalt Rehabilitation Hospital of New Orleans in October 2016, as well as the completion of seven development properties and two expansion projects after January 1, 2016.  Our same-store NOI for the year ended December 31, 2017 increased by approximately $7.4 million, or 4.3%, as compared to the same period in the prior year due primarily to the following properties:

•

The transition of our Wellmore of Tega Cay property in August 2016 from being managed by a third-party under a RIDEA structure to being leased to a third-party operator under a triple-net lease arrangement;

•

The lease-up of additional assisted living units that resulted from our conversion of certain skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities, which was completed in the third quarter of 2016; and

•	Improved financial results and year-over-year occupancy growth at our Pacific Northwest Communities, which represent value-add properties.

The chart below illustrates our net losses and NOI for the years ended December 31, 2016 and 2015 (in thousands), and the amount invested in properties as of December 31, 2016 and 2015 (in millions):

	Years Ended December 31,		Change
	2016	2015	$	%
Net loss	$(31,784)	$(68,093)
Adjusted to exclude:
General and administrative expenses	12,847	10,088
Acquisition fees and expenses	974	21,526
Asset management fees	25,443	17,892
Contingent purchase price consideration adjustments	(290)	(589)
Impairment provision	—	4,661
Loss on lease terminations	785	863
Depreciation and amortization	122,985	105,945
Other expenses, net of other income	57,995	43,407
Gain on sale of real estate	(15,415)	—
Income tax expense	351	378
NOI	173,891	136,078	$37,813	27.8%
Less: Non-same-store NOI	(54,010)	(20,009)
Same-store NOI	$119,881	$116,069	$3,812	3.3%
Invested in operating properties, end of period (in millions)	$2,883	$2,746

Overall, our NOI for the year ended December 31, 2016 increased by approximately $37.8 million, of which $34.0 million was related to 40 operating properties acquired after January 1, 2015, five developments completed after January 1, 2015 and the Dogwood Forest of Acworth property, which was sold in November 2016.  Our same-store NOI for the year ended December 31, 2016 increased by approximately $3.8 million, or 3.3%, as compared to the same period in the prior year.  The increase in same-store NOI is primarily attributable to year-over-year revenue and occupancy growth within our seniors housing properties — specifically, our Pacific Northwest Communities and Capital Health Communities.  However, the overall increase in same-store NOI at the aforementioned properties was partially offset by our decision to convert certain skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities.  While this decision adversely impacted same-store NOI for the year ended December 31, 2016, we anticipate that the converted units, which were completed in the third quarter of 2016, will contribute to same-store NOI growth in future periods (as noted above for the year ended December 31, 2017) and could increase the value of the properties.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015
Net loss attributable to common stockholders	$(25,962)	$(31,667)	$(68,055)
Adjustments:
Depreciation and amortization	107,944	122,985	105,945
Impairment provision	—	—	4,661
Gain on sale of real estate	—	(15,415)	—
FFO adjustments attributable to noncontrolling interests	(244)	—	—
FFO adjustments from unconsolidated entities (1)	509	657	1,508
FFO attributable to common stockholders	82,247	76,560	44,059
Acquisition fees and expenses (2)	—	974	21,526
Straight-line rent adjustments (3)	(979)	(6,251)	(4,309)
Amortization of above and below market intangibles (4)	620	753	915
Unrealized loss from mark-to-market adjustments on swaps (5)	(43)	(18)	33
Loss on extinguishment of debt (6)	239	1,495	986
Loss on lease terminations (7)	—	785	863
Realized loss on extinguishment of hedges or other derivatives (8)	318	—	—
Contingent purchase price consideration adjustment (9)	47	(290)	(589)
MFFO adjustments attributable to noncontrolling interests	(3)	—	—
MFFO attributable to common stockholders	$82,446	$74,008	$63,484
Weighted average number of shares of common stock outstanding (basic and diluted) (10)	175,151	175,121	153,804
Net loss per share (basic and diluted)	$(0.15)	$(0.18)	$(0.44)
FFO per share (basic and diluted)	$0.47	$0.44	$0.29
MFFO per share (basic and diluted)	$0.47	$0.42	$0.41

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
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

(8)

Management believes that adjusting for the realized loss on the extinguishment of hedges or other derivatives is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

(9)

Management believes that the elimination of contingent purchase price consideration adjustments included in operating income (expense) for GAAP purposes is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

(10)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

Contractual Obligations

The following table presents our contractual obligations by payment periods as of December 31, 2017 (in thousands):

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$114,185	$565,948	$449,471	$37,713	$1,167,317
Credit facilities (principal and interest)	202,393	467,304	—	—	669,697
Development contracts on development properties (1)	2,519	—	—	—	2,519
Ground and air rights leases (2)	2,016	4,099	4,214	109,345	119,674
	$321,113	$1,037,351	$453,685	$147,058	$1,959,207

FOOTNOTES:

(1)

These amounts represent our expected timing of such development costs, which include both accrued development costs as of December 31, 2017 of approximately $1.6 million as well as the remaining budgeted development costs not yet incurred, including lease-up costs.

(2)	Ground and air rights leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2045 to 2082.

Off-Balance Sheet Arrangements

In June 2014, our Windsor Manor joint venture in which we hold a 75% membership interest refinanced its then-current outstanding debt related to five seniors housing communities in Iowa.  The refinanced mortgage loan included an initial five year term with monthly principal and interest payments based upon a 25-year amortization, a variable interest rate equal to LIBOR plus 3.5% and is collateralized by the five seniors housing communities.  As of December 31, 2017, our Windsor Manor joint venture had approximately $20.3 million of outstanding debt under the loan agreement, which is scheduled to mature in June 2019.  Refer to Item 2.  “Properties” for additional information related to the five seniors housing communities owned through our Windsor Manor joint venture.

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

Income Taxes. To qualify as a REIT, we are subject to certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal taxes on our TRS entities and will be subject to taxes in other jurisdictions such as state, local or foreign jurisdictions.

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

Revenue Recognition. Rental income and tenant reimbursements includes rental income that is recorded on the straight-line basis over the terms of the leases for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term.  We record the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to deferred rent and lease incentives in the accompanying consolidated balance sheets.

Some of our leases require the tenants to pay certain additional contractual amounts that we set aside for replacements of fixed assets and other improvements to the properties.  These amounts are and will remain our property during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income and tenant reimbursements in the accompanying consolidated statement of operations.  Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved. Rental income and tenant reimbursements also includes tenant reimbursements that represent amounts tenants are required to reimburse us for expenses incurred on behalf of the tenants, in accordance with the terms of the leases and are recognized in the period in which the related reimbursable expenses are incurred, such as real estate taxes, common area maintenance, and similar items.

Resident fees and services are recorded in the period in which the services are performed and generally consist of (1) monthly rent, which covers occupancy of the residents’ unit as well as basic services, such as utilities, meals and certain housekeeping services, and (2) service level charges, such as assisted living care, memory care and ancillary services.  Resident agreements are generally short-term in nature, billed monthly in advance and cancelable by the residents with a 30-day notice.  Resident agreements may require the payment of upfront fees prior to moving into the community with any non-refundable portion of such fees being recorded as deferred revenue and amortized over the estimated resident stay.

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

The following is a schedule as of December 31, 2017, of our fixed and variable rate debt maturities for each of the next five years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2018	2019	2020	2021	2022	Thereafter		Total	Fair Value(1)
Fixed rate debt	$10,869	$12,010	$51,071	$11,971	$289,186	$34,602		$409,709	$410,000
Weighted average interest rate on fixed rate debt	4.24%	4.23%	3.84%	4.28%	4.25%	4.52%		4.22%
Variable rate debt	$243,436	$519,297	$374,250	$37,587	$86,590	$ ―		$1,261,160	$1,257,000
Average interest rate on variable rate debt	LIBOR +2.44%	LIBOR +2.42%	LIBOR +2.51%	LIBOR +2.87%	LIBOR +3.13%	―	%	LIBOR +2.51%

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2017. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2018 compared to LIBOR rates as of December 31, 2017 would result in fluctuation of interest expense on our variable rate debt of approximately $12.6 million for the year ending December 31, 2018.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of December 31, 2017, the Company’s debt is comprised of approximately 24.5% in fixed rate debt, approximately 62.7% in variable rate debt with current interest rate protection and approximately 12.8% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CNL Healthcare Properties, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNL Healthcare Properties, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Certified Public Accountants

Orlando, Florida

March 16, 2018

We have served as the Company's auditor since 2010.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2017	2016
Real estate assets:
Real estate investment properties, net (including VIEs $213,938 and $112,929, respectively)	$2,488,085	$2,419,815
Real estate under development, including land (including VIEs $0 and $80,473 respectively)	—	97,164
Total real estate assets, net	2,488,085	2,516,979
Intangibles, net (including VIEs $1,895 and $2,891 respectively)	99,512	130,609
Cash (including VIEs $2,203 and $916 respectively)	64,522	58,517
Deferred rent and lease incentives (including VIEs $6,332 and $3,061 respectively)	42,792	31,045
Other assets (including VIEs $1,025 and $1,130 respectively)	35,687	24,470
Assets held for sale, net	52,774	53,351
Restricted cash (including VIEs $1,242 and $20 respectively)	10,169	12,721
Total assets	$2,793,541	$2,827,692
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $153,409 and $104,890 respectively)	$1,032,153	$936,723
Credit facilities	630,066	641,989
Accounts payable and accrued liabilities (including VIEs $4,469 and $16,830 respectively)	46,702	51,752
Other liabilities (including VIEs $1,322 and $976 respectively)	28,019	38,946
Due to related parties (including VIEs $0 and $107 respectively)	3,941	3,465
Total liabilities	1,740,881	1,672,875
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	425	472
Stockholders' equity:
Preferred stock, $0.01 par value per share,
200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share,
300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized,
184,493 and 180,188 shares issued, and 174,634 and 175,070 shares outstanding, respectively	1,747	1,751
Capital in excess of par value	1,523,372	1,528,435
Accumulated loss	(208,775)	(182,813)
Accumulated distributions	(264,283)	(186,551)
Accumulated other comprehensive loss	(985)	(7,863)
Total stockholders' equity	1,051,076	1,152,959
Noncontrolling interest	1,159	1,386
Total equity	1,052,660	1,154,817
Total liabilities and equity	$2,793,541	$2,827,692
The abbreviation VIEs above means variable interest entities.

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Rental income and tenant reimbursements	$149,516	$144,692	$117,118
Resident fees and services	248,900	232,363	183,407
Total revenues	398,416	377,055	300,525
Operating expenses:
Property operating expenses	195,120	184,632	149,688
General and administrative	13,010	12,847	10,088
Acquisition fees and expenses	―	974	21,526
Asset management fees	29,642	25,443	17,892
Property management fees	18,850	18,532	14,759
Financing coordination fees	2,748	―	―
Contingent purchase price consideration adjustments	47	(290)	(589)
Impairment provision	―	―	4,661
Loss on lease terminations	―	785	863
Depreciation and amortization	107,944	122,985	105,945
Total operating expenses	367,361	365,908	324,833
Operating income (loss)	31,055	11,147	(24,308)
Other income (expense):
Interest and other income	60	64	158
Interest expense and loan cost amortization	(66,193)	(58,317)	(42,969)
Equity in earnings (loss) of unconsolidated entity	403	258	(596)
Total other expense	(65,730)	(57,995)	(43,407)
Income tax benefit (expense)	8,363	(351)	(378)
Loss before gain on sale of real estate	(26,312)	(47,199)	(68,093)
Gain on sale of real estate	―	15,415	―
Net loss	(26,312)	(31,784)	(68,093)
Less: Net loss attributable to noncontrolling interest	(350)	(117)	(38)
Net loss attributable to common stockholders	$(25,962)	$(31,667)	$(68,055)
Net loss per share of common stock
(basic and diluted)	$(0.15)	$(0.18)	$(0.44)
Weighted average number of shares of
common stock outstanding (basic and diluted)	175,151	175,121	153,804
Distributions declared per share of common stock	$0.4444	$0.4232	$0.4232

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(26,312)	$(31,784)	$(68,093)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	6,586	1,903	(5,143)
Reclassification of cash flow hedges upon derecognition	318	―	236
Reclassification of cash flow hedges due to ineffectiveness	(26)	(18)	33
Unrealized loss on derivative financial instruments
of equity method investments	―	(1)	(9)
Total other comprehensive income (loss)	6,878	1,884	(4,883)
Comprehensive loss	(19,434)	(29,900)	(72,976)
Less: Comprehensive loss attributable to noncontrolling interest	(350)	(117)	(38)
Comprehensive loss attributable to common stockholders	$(19,084)	$(29,783)	$(72,938)

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2014	$568	116,256	$1,163	$1,007,326	$(83,091)	$(49,342)	$(4,864)	$871,192	$400	$872,160
Subscriptions received for common stock
through public offering and reinvestment plan	―	55,956	561	588,143	―	―	―	588,704	―	588,704
Stock distributions	―	3,196	32	(32)	―	―	―	―	―	―
Redemptions of common stock	―	(978)	(12)	(9,297)	―	―	―	(9,309)	―	(9,309)
Stock issuance and offering costs	―	―	―	(57,359)	―	―	―	(57,359)	―	(57,359)
Net loss	(17)	―	―	―	(68,055)	―	―	(68,055)	(21)	(68,093)
Other comprehensive loss	―	―	―	―	―	―	(4,883)	(4,883)	―	(4,883)
Distribution to noncontrolling interest	―	―	―	―	―	―	―	―	(23)	(23)
Cash distributions declared ($0.4232 per share)	―	―	―	―	―	(63,201)	―	(63,201)	―	(63,201)
Contribution from noncontrolling interests	―	―	―	―	―	―	―	―	1,106	1,106
Balance at December 31, 2015	$551	174,430	$1,744	$1,528,781	$(151,146)	$(112,543)	$(9,747)	$1,257,089	$1,462	$1,259,102
Subscriptions received for common stock
through reinvestment plan	―	4,365	44	42,510	―	―	―	42,554	―	42,554
Redemptions of common stock	―	(3,725)	(37)	(36,206)	―	―	―	(36,243)	―	(36,243)
Net loss	(79)	―	―	―	(31,667)	―	―	(31,667)	(38)	(31,784)
Other comprehensive income	―	―	―	―	―	―	1,884	1,884	―	1,884
Distribution to noncontrolling interest	―	―	―	―	―	―	―	―	(38)	(38)
Distributions to holders of promoted interest	―	―	―	(6,650)	―	―	―	(6,650)	―	(6,650)
Cash distributions declared ($0.4232 per share)	―	―	―	―	―	(74,008)	―	(74,008)	―	(74,008)
Balance at December 31, 2016	$472	175,070	$1,751	$1,528,435	$(182,813)	$(186,551)	$(7,863)	$1,152,959	$1,386	$1,154,817
Subscriptions received for common stock
through reinvestment plan	―	4,304	43	43,177	―	―	―	43,220	―	43,220
Redemptions of common stock	―	(4,740)	(47)	(47,285)	―	―	―	(47,332)	―	(47,332)
Net loss	(97)	―	―	―	(25,962)	―	―	(25,962)	(253)	(26,312)
Other comprehensive income	―	―	―	―	―	―	6,878	6,878	―	6,878
Distribution to noncontrolling interest	―	―	―	―	―	―	―	―	(34)	(34)
Distributions to holders of promoted interest	―	―	―	(955)	―	―	―	(955)	―	(955)
Cash distributions declared ($0.4444 per share)	―	―	―	―	―	(77,732)	―	(77,732)	―	(77,732)
Contribution from noncontrolling interests	50	―	―	―	―		―	―	60	110
Balance at December 31, 2017	$425	174,634	$1,747	$1,523,372	$(208,775)	$(264,283)	$(985)	$1,051,076	$1,159	$1,052,660

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(26,312)	$(31,784)	$(68,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	107,944	122,985	105,945
Amortization of loan costs	4,727	4,082	3,762
Amortization of above and below market intangibles	620	753	915
Straight-line rent adjustments	(979)	(6,251)	(4,309)
Deferred income tax benefit	(9,131)	―	―
Loss on extinguishment of debt	239	1,495	986
Impairment provision	―	―	4,661
Loss on lease termination	―	785	863
Gain on sale of real estate	―	(15,415)	―
Other operating activities	87	498	2,100
Changes in operating assets and liabilities:
Other assets	(1,660)	(2,024)	1,406
Deferred rent and lease incentives	(7,646)	(5,386)	(13,156)
Accounts payable and accrued liabilities	7,715	(1,272)	6,423
Other liabilities	(834)	4,350	1,586
Due to related parties	476	1,715	428
Net cash flows provided by operating activities	75,246	74,531	43,517
Investing activities:
Acquisition of properties	(1,056)	(28,088)	(866,340)
Development of properties	(47,887)	(95,142)	(73,552)
Proceeds from sale of real estate	―	33,629	―
Capital expenditures	(13,643)	(7,362)	(8,029)
Other investing activities	(1,959)	(2,480)	(3,306)
Net cash used in investing activities	(64,545)	(99,443)	(951,227)
Financing activities:
Subscriptions received for common stock through public offering	―	―	551,876
Payment of stock issuance and offering costs	―	(32)	(58,983)
Distributions to stockholders, net of distribution reinvestments	(34,512)	(31,454)	(26,373)
Redemptions of common stock	(46,019)	(28,585)	(7,441)
Distribution to holder of promoted interest	(2,000)	(4,650)	―
Draws under credit facilities	52,000	105,113	775,000
Repayments on credit facilities	(64,863)	(120,250)	(321,403)
Proceeds from mortgage and other notes payable	166,306	157,620	95,570
Principal payments on mortgage and other notes payable	(71,543)	(54,272)	(115,818)
Contingent purchase price consideration payments	(3,645)	(2,992)	―
Payment of loan costs	(2,988)	(1,805)	(5,414)
Payment on extinguishment of debt	―	(1,127)	―
Other financing activities	16	(625)	(2,203)
Net cash flows provided by (used in) financing activities	$(7,248)	$16,941	$884,811

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net increase (decrease) in cash and restricted cash	$3,453	$(7,971)	$(22,899)
Cash and restricted cash at beginning of period	71,238	79,209	102,108
Cash and restricted cash at end of period	$74,691	$71,238	$79,209
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of approximately $1.9 million, $2.5 million and $2.0 million, respectively	$60,306	$50,762	$37,621
Cash paid for income taxes	$1,186	$1,140	$702
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Accrued development costs	$450	$12,497	$11,251
Redemptions payable	$11,711	$10,397	$2,739
Contingent purchase price consideration	$—	$4,644	$7,500
Distribution to holder of promoted interest	$955	$2,000	$—
Assumption of liabilities on acquired property	$—	$—	$6,905
Assumption of mortgage note payable on acquired property	$—	$—	$7,128

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

1.	Organization

CNL Healthcare Properties, Inc. was incorporated on June 8, 2010 and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2012.  The Company is externally advised by CNL Healthcare Corp. and its property manager is CNL Healthcare Manager Corp., each of which is an affiliate of CNL Financial Group, LLC, the Company’s Sponsor.  The Sponsor is an affiliate of CNL Financial Group, Inc. and CNL Securities Corp., the managing dealer of the Company’s Offerings and a wholly owned subsidiary of CNL. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the Operating Partnership and the Advisor.  Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by affiliates of the Advisor and the Property Manager.  In addition, third-party sub-property managers have been engaged to provide certain property management services.

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

On September 30, 2015, the Company completed its Offerings pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the SEC.  In October 2015, the Company deregistered the unsold shares of its common stock under its previous registration statement on Form S-11, except for 20,000,000 shares that the Company concurrently registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through its Reinvestment Plan.

With the completion of its acquisition phase, the Company’s focus is on actively managing a diversified portfolio of healthcare real estate and real estate-related assets within the seniors housing, medical office, post-acute care and acute care asset classes.  The types of seniors housing that the Company has acquired include independent and assisted living facilities, continuing care retirement communities, and Alzheimer’s / memory care facilities.  The types of medical offices that the Company has acquired include MOBs, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services.  The types of post-acute care facilities that the Company has acquired include skilled nursing facilities and inpatient rehabilitative hospitals.  The types of acute care facilities that the Company has acquired include specialty surgical hospitals.  The Company views, manages and evaluates its portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

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

YEAR ENDED DECEMBER 31, 2017

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

In accordance with the guidance for the consolidation of a VIE, the Company is required to identify entities for which control is achieved through means other than voting rights and to determine the primary beneficiary of its VIEs.  The Company qualitatively assesses whether it is the primary beneficiary of a VIE and considers various factors including, but not limited to, the design of the entity, its organizational structure including decision-making ability and financial agreements, its ability and the rights of others to participate in policy making decisions, as well as its ability to replace the VIE manager and/or liquidate the entity.

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

Allocation of Purchase Price for Real Estate Acquisitions — Upon acquisition of real estate, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets in order to determine whether the acquisition should be accounted for as an asset acquisition.  If the substantially all threshold is not met, the Company then determines whether the acquisition meets the definition of a business (i.e. does it include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs).

The Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements, tenant improvements and equipment), intangible assets (consisting of in-place leases and above- or below-market leases), liabilities assumed and any contingent assets or liabilities in order to allocate the purchase price.  In estimating the fair value of the assets acquired and liabilities assumed, the Company considers information obtained about each property as a result of its due diligence and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.  The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building.

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

YEAR ENDED DECEMBER 31, 2017

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

2.	Summary of Significant Accounting Policies (continued)

Capitalized Interest — Interest and loan cost amortization attributable to funds used to finance real estate under development is capitalized as additional costs of development. The Company capitalizes interest at the weighted average interest rate of the Company’s outstanding indebtedness and based on its weighted average expenditures for the period. Capitalization of interest on a specific project ceases when the project is substantially complete and ready for occupancy.  During the years ended December 31, 2017, 2016 and 2015, the Company incurred interest expense and loan cost amortization of approximately $68.3 million, $61.1 million and $45.3 million, respectively, of which approximately $2.1 million, $2.8 million and $2.3 million, respectively, was capitalized according to this policy.

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less during the year.  As of December 31, 2017, certain of the Company’s cash deposits exceeded federally insured amounts.  However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal.  The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash — Certain amounts of cash are escrowed to fund capital expenditures, property taxes and/or insurance as required by the loan or lease terms, and certain security deposits represent restricted use funds.

Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest method.  As of December 31, 2017 and 2016, the accumulated amortization of loan costs was approximately $14.7 million and $10.3 million, respectively.

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

Revenue Recognition — Rental income and tenant reimbursements includes rental income that is recorded on the straight-line basis over the terms of the leases for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term.  The Company records the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to deferred rent and lease incentives in the accompanying consolidated balance sheets.

Some of the Company’s leases require the tenants to pay certain additional contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties.  These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income and tenant reimbursements in the accompanying consolidated statement of operations.  Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved. Rental income and tenant reimbursements also includes tenant reimbursements that represent amounts tenants are required to reimburse the Company for expenses incurred on behalf of the tenants, in accordance with the terms of the leases and are recognized in the period in which the related reimbursable expenses are incurred, such as real estate taxes, common area maintenance, and similar items.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

2.	Summary of Significant Accounting Policies (continued)

Resident fees and services are recorded in the period in which the services are performed and generally consist of (1) monthly rent, which covers occupancy of the residents’ unit as well as basic services, such as utilities, meals and certain housekeeping services, and (2) service level charges, such as assisted living care, memory care and ancillary services.  Resident agreements are generally short-term in nature, billed monthly in advance and cancelable by the residents with a 30-day notice.  Resident agreements may require the payment of upfront fees prior to moving into the community with any non-refundable portion of such fees being recorded as deferred revenue and amortized over the estimated resident stay.

Reclassifications – Certain amounts in the prior year’s consolidated balance sheet have been reclassified to conform to the current year’s presentation with no effect on the other previously reported consolidated financial statements.

Derivative Financial Instruments — The Company and an unconsolidated equity method investment held by the Company use or have used derivative financial instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt.  Upon entry into a derivative, the Company or its unconsolidated equity method investment formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction.  The Company or its unconsolidated equity method investment accounts for derivatives through the use of a fair value concept whereby the derivative positions are stated at fair value in the accompanying consolidated balance sheets.  The fair value of derivatives used to hedge or modify risk fluctuates over time.  As such, the fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transaction and to the overall reduction in the exposure relating to adverse fluctuations in interest rates on the Company’s or its unconsolidated equity method investment’s variable-rate debt.  Realized and unrealized gain (loss) on derivative financial instruments designated by either the Company or its unconsolidated equity method investment as cash flow hedges are reported as a component of other comprehensive income (loss), a component of stockholders’ equity, in the accompanying consolidated statements of comprehensive income (loss) to the extent they are effective; reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings.  Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of operations as derivative gain (loss).

Realized and unrealized gain (loss) on derivative financial instruments designated as cash flow hedges that are entered into by the Company’s equity method investment are reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investment, with reclassifications and ineffective portions being included in equity in earnings (loss) of unconsolidated entity in the accompanying consolidated statements of operations.

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

YEAR ENDED DECEMBER 31, 2017

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

Net Loss per Share — Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding for the full periods presented.  Therefore, the weighted average number of shares outstanding for the year ended December 31, 2015 has been revised to include stock distributions declared and issued as if they were outstanding as of the beginning of the period presented.

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

Segment Information — Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has determined that it operates in one operating segment, real estate ownership.  The Company’s chief operating decision maker evaluates the Company’s operations from a number of different operational perspectives including, but not limited to, a property-by-property basis, by tenant or by operator.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

2.	Summary of Significant Accounting Policies (continued)

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

Acquisition Fees and Expenses — Acquisition fees, including investment services fees and expenses associated with transactions deemed to be business combinations (including investment transactions that are no longer under consideration), are expensed as incurred.  Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized.  The following table summarizes the Company’s acquisition fees and expenses for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Years Ended December 31,
	2017	2016	2015
Capitalized as a component of the related assets	$0.2	$0.2	$4.2
Acquisition costs expensed	―	1.0	21.5
Total acquisition costs incurred	$0.2	$1.2	$25.7

Income Taxes — The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2012.  In order to be taxed as a REIT, the Company is subject to certain organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on income that the Company distributes as dividends.  If the Company fails to quality as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the IRS grants the Company relief under certain statutory provisions.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which the Company conducts business.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

2.	Summary of Significant Accounting Policies (continued)

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

Adopted Accounting Pronouncements — In August 2016, the Financial Accounting Standards Board issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  The ASU further clarified how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.  Subsequently, in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation to the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.   As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents.   The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is to be applied retrospectively for each period presented.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

2.	Summary of Significant Accounting Policies (continued)

The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s consolidated statement of cash flows for the years ended December 31, 2016 and 2015 (in thousands):

	As Filed		Adjusted
	December 31,		December 31,
	2016	Adjustments	2016
Operating activities:
Loss on extinguishment of debt	$368	$1,127	$1,495
Net cash provided by operating activities	$73,404	$1,127	$74,531
Investing activities:
Changes in restricted cash	$(2,434)	$2,434	$—
Net cash used in investing activities	$(101,877)	$2,434	$(99,443)
Financing activities:
Payment on extinguishment of debt	$—	$(1,127)	$(1,127)
Net cash provided by financing activities	$18,068	$(1,127)	$16,941
Cash and restricted cash at end of period	$58,517	$12,721	$71,238

	As Filed			Adjusted
	December 31,			December 31,
	2015	Adjustments		2015
Net cash provided by operating activities	$43,517	$	―	$43,517
Investing activities:
Changes in restricted cash	$466	$(466)		$—
Net cash used in investing activities	$(950,761)	$(466)		$(951,227)
Net cash provided by financing activities	$884,811	$	―	$884,811
Cash and restricted cash at end of period	$68,922	$10,287		$79,209

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

YEAR ENDED DECEMBER 31, 2017

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted.  In addition, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)," which clarifies the scope of subtopic 610-20, that was issued as a part of ASU 2014-09, as it relates to in-substance nonfinancial assets and must be adopted concurrently with ASC 606.  Both ASUs can be adopted using one of two retrospective transition methods: (i) retrospectively to each prior reporting period presented or (ii) as a cumulative-effect adjustment as of the date of adoption.  The Company adopted these ASUs using the modified retrospective approach as its transition method effective January 1, 2018; the adoption of which will not have a material impact to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted.  The ASU is to be applied using a modified retrospective approach.  The Company continues to execute on its implementation plan for ASC 842 and expects to adopt this ASU on January 1, 2019.  The Company expects that adoption will impact the Company’s consolidated financial statements and related financial statement disclosures; specifically, (1) the Company’s consolidated financial position as it relates to the required presentation for arrangements such as ground and air rights leases in which the Company is the lessee, and (2) the allocation of consideration between lease and non-lease components for arrangements in which the Company is the lessor.  However, the Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated results of operations or cash flows.  In addition, while still in exposure draft, the FASB has proposed a practical expedient for lessors allowing them to elect to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure if certain criteria are met.  If the proposed practical expedient is finalized, the Company plans to elect the practical expedient.

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

YEAR ENDED DECEMBER 31, 2017

3.	Acquisitions

Real Estate Investment Properties — During the year ended December 31, 2017, the Company did not acquire any real estate investment properties, except for the purchase of a parcel of unimproved land discussed below.  During the year ended December 31, 2016, the Company acquired the following post-acute care facility:

		Date	Purchase Price
Name and Location	Structure	Acquired	(in thousands)
Post-Acute Care
Cobalt Rehabilitation Hospital New Orleans	Triple-net Lease	10/19/2016	$28,588
New Orleans, LA
			$28,588

The following summarizes the purchase price allocation for the above property, and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Land and land improvements	$3,283
Buildings and building improvements	20,142
Intangibles (1)	5,163
Total purchase price consideration	$28,588

_____________

FOOTNOTE:

(1)

There were no acquisitions of lease intangibles made by the Company during the year ended December 31, 2017. At the acquisition date, the weighted-average amortization period on the acquired lease intangibles for the year ended December 31, 2016 was approximately 20.0 years.  The acquired lease intangibles during the year ended December 31, 2016 were comprised of approximately $5.1 million and $0.1 million of in-place lease intangibles and other lease intangibles.

The revenues and net loss (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the Company’s material acquisitions were approximately $0.6 million and $0.4 million, respectively, for the year ended December 31, 2016.

The following table presents the unaudited pro forma results of operations for the Company as if the 2016 acquisition noted above was acquired as of January 1, 2015 (in thousands except per share data):

	Years ended December 31,
	(Unaudited)	(Unaudited)	(Unaudited)
	2017	2016	2015
Total revenues	$398,416	$379,145	$348,684
Net loss (1)	$(26,312)	$(31,708)	$(70,864)
Loss per share of common stock (basic and diluted)	$(0.15)	$(0.18)	$(0.42)
Weighted average number of shares of common stock outstanding (basic and diluted)	175,151	175,121	170,735

_____________

FOOTNOTE:

(1)

Net loss for the year ended December 31, 2016 was adjusted to exclude approximately $0.7 million of acquisition related expenses directly attributable to the properties acquired during the year ended December 31, 2016.  The unaudited pro forma results for the years ended December 31, 2016 and 2015 were adjusted to include these charges as if the properties were acquired on January 1, 2016 and 2015, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

3.	Acquisitions (continued)

Real Estate Under Development — There were no acquisitions of real estate for development made by the Company during the years ended December 31, 2017 or 2016.

Unimproved Land — In August 2017, the Company acquired a five acre tract of unimproved land adjacent to Pamilla Senior Living in Albuquerque, New Mexico for approximately $1.0 million and incurred approximately $0.1 million of acquisition costs that have been capitalized as a component of the land acquired.

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2017 and 2016 are as follows (in thousands):

	As of December 31,
	2017	2016
Land and land improvements	$251,879	$235,543
Building and building improvements	2,417,972	2,306,071
Furniture, fixtures and equipment	82,759	64,939
Less: accumulated depreciation	(264,525)	(186,738)
Real estate investment properties, net	2,488,085	2,419,815
Real estate under development, including land	—	97,164
Total real estate assets, net	$2,488,085	$2,516,979

Depreciation expense on the Company’s real estate investment properties, net was approximately $78.8 million, $80.0 million and $63.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.  These amounts include depreciation through the determination date on assets held for sale.

The following development properties and expansion projects were completed during the year ended December 31, 2017 and as such the related asset values are included in real estate investment properties, net in the accompanying consolidated balance sheet as of December 31, 2017:

Property Name	Location	Substantial Completion Date
Development Properties
Welbrook Transitional Care Grand Junction	Grand Junction, CO	March 2017
Waterstone on Augusta	Greenville, SC	March 2017
Wellmore of Lexington	Lexington, SC	June 2017
Dogwood Forest of Grayson	Grayson, GA	June 2017
Expansion Projects
Brookridge Heights Assisted Living & Memory Care	Marquette, MI	June 2017
Tranquillity at Fredericktowne	Frederick, MD	December 2017

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	As of December 31,
	2017	2016
In-place lease intangibles	$223,854	$223,854
Above-market lease intangibles	13,974	13,974
Below-market ground lease intangibles	12,470	12,470
Less: accumulated amortization	(150,786)	(119,689)
Intangible assets, net	$99,512	$130,609
Below-market lease intangibles	$(12,060)	$(12,060)
Above-market ground lease intangibles	(3,488)	(3,488)
Less: accumulated amortization	5,718	4,247
Intangible liabilities, net (1)	$(9,830)	$(11,301)

____________

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $31.2 million for the year ended December 31, 2017, of which approximately $1.7 million was treated as a reduction of rental income and tenant reimbursements, approximately $0.3 million was treated as an increase of property operating expenses and approximately $29.1 million was included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $45.3 million for the year ended December 31, 2016, of which approximately $2.0 million was treated as a reduction of rental income and tenant reimbursements, approximately $0.3 million was treated as an increase of property operating expenses and $43.0 million was included in depreciation and amortization. Amortization expense on the Company’s intangible assets was approximately $44.6 million for the year ended December 31, 2015, of which approximately $2.0 million was treated as a reduction of rental income and tenant reimbursements, approximately $0.3 million was treated as an increase of property operating expenses and approximately $42.3 million was included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $1.5 million for the year ended December 31, 2017, of which approximately $1.4 million was treated as an increase of rental income and tenant reimbursements and approximately $0.1 million was treated as a reduction of property operating expenses.  Amortization on the Company’s intangible liabilities was approximately $1.7 million for the year ended December 31, 2016, of which approximately $1.6 million was treated as an increase of rental income and tenant reimbursements and approximately $0.1 million was treated as a reduction of property operating expenses.  For the year ended December 31, 2015, Amortization on the Company’s intangible liabilities was approximately $1.6 million, of which approximately $1.5 million was treated as an increase of rental income and tenant reimbursements and approximately $0.08 million was treated as a reduction of property operating expenses.

During the year ended December 31, 2016, as a result of the bankruptcy reorganization of an anchor tenant at two of our medical office buildings, the Company recorded a loss on lease termination of approximately $0.8 million as it was determined that the carrying value of certain deferred rent and other lease-related assets would not be recoverable.

During the year ended December 31, 2015, as a result of a tenant default at two of the Company’s specialty hospitals, the Company recorded an impairment provision of approximately $4.7 million related to the lease intangibles and a loss on lease termination of approximately $0.8 million related to certain deferred rent and other lease-related assets as it was determined that the carrying value of these assets would more than likely not be recoverable.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

5.	Intangibles, net (continued)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter, in the aggregate, as of December 31, 2017 is as follows (in thousands):

	In-place Lease Intangibles	Above- market Leases	Below- market Ground Leases	Total Assets	Below- market Leases	Above- market Ground Leases	Total Liabilities
2018	$17,609	1,569	320	$19,498	$1,254	89	$1,343
2019	12,354	1,269	320	13,943	1,093	89	1,182
2020	10,347	1,059	320	11,726	866	89	955
2021	9,175	976	320	10,471	750	89	839
2022	8,485	937	320	9,742	656	89	745
Thereafter	23,102	1,268	9,762	34,132	1,993	2,773	4,766
	$81,072	7,078	11,362	$99,512	$6,612	3,218	$9,830

Weighted average remaining useful life as of December 31, 2017 (in years):

In-place Lease Intangibles	Above-market Leases	Below-market Ground Leases	Below-market Leases	Above-market Ground Leases
3.8	4.8	35.5	5.9	36.0

6.	Operating Leases

As of December 31, 2017, the Company owned 86 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases; of which, 42 are single-tenant properties that are 100% leased under operating leases and the remaining 44 are multi-tenant properties that are leased under operating leases. The Company’s leases had a weighted average remaining lease term of 6.8 years based on annualized base rents expiring between 2018 and 2038, subject to the tenants’ options to extend the lease periods ranging from two to ten years.  In addition, certain tenants hold options to extend their leases for multiple periods.

Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses.  Each tenant is expected to pay real estate taxes directly to taxing authorities.  However, if the tenant does not pay, the Company will be liable.  The total annualized property tax assessed on these properties is approximately $4.5 million.

Under the terms of the multi-tenant lease agreements that have third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance. These amounts are billed monthly and recorded as tenant reimbursement income in the accompanying consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

6.	Operating Leases (continued)

The following are future minimum lease payments to be received under non-cancellable operating leases for the next five years and thereafter, in the aggregate, as of December 31, 2017 (in thousands):

2018	$119,726
2019	114,575
2020	108,654
2021	102,890
2022	89,796
Thereafter	396,319
$931,960

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above- and below-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.

7.	Ground and Air Rights Leases

Under the terms of its ground and air rights lease agreements, the Company is responsible for the monthly rental payments. These amounts are billed monthly and recorded as property operating expenses in the accompanying consolidated statements of operations.  In some cases, the Company is able to pass this expense through to its tenants as tenant reimbursement income. The Company incurred approximately $2.0 million, $1.9 million and $1.7 million in ground and air rights lease expense for the years ended December 31, 2017, 2016 and 2015, respectively, excluding straight-line rent adjustments and amortization of above- or below-market lease intangibles.

The following is a schedule of future minimum lease payments to be paid under the ground and air rights leases for each of the next five years and thereafter, in the aggregate, as of December 31, 2017 (in thousands):

2018	$2,016
2019	2,038
2020	2,061
2021	2,092
2022	2,122
Thereafter	109,345
$119,674

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

8.	Variable Interest Entities

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of December 31, 2017 and 2016 are as follows (in thousands):

	As of December 31,
	2017	2016
Assets:
Real estate investment properties, net	$213,938	$112,929
Real estate under development, including land	$—	$80,473
Intangibles, net	$1,895	$2,891
Cash	$2,203	$916
Deferred rent and lease incentives	$6,332	$3,061
Other assets	$1,025	$1,130
Restricted cash	$1,242	$20
Liabilities:
Mortgages and other notes payable, net	$153,409	$104,890
Accounts payable and accrued liabilities	$3,560	$1,461
Accrued development costs	$909	$15,369
Other liabilities	$1,322	$976
Due to related parties	$—	$107

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $65.7 million as of December 31, 2017. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

As of December 31, 2017 and 2016, the Company had 10 subsidiaries which are classified as VIEs due to the following factors and circumstances as of December 31, 2017:

•

Three of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to either a ground lease or an air rights lease that include buy-out and put options held by either the tenant or landlord under the applicable lease.

•	Four of these subsidiaries are entities with completed real estate under development in which there is insufficient equity at risk due to the development nature of each entity.
•	Two of these subsidiaries are joint ventures with completed real estate under development in which there is insufficient equity at risk due to the development nature of each joint venture.
•	One of these subsidiaries is a joint venture with equity interest that consists of non-substantive protective voting rights, but not any participating or kick-out rights.

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

YEAR ENDED DECEMBER 31, 2017

9.	Contingent Purchase Price Consideration

The following table provides a roll-forward of the fair value of the Company’s aggregate contingent purchase price consideration for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
Property	Beginning asset (liability) as of December 31, 2016	Contingent Consideration Payment (Receipt)	Change in Fair Value	Contingent Consideration in Connection with Acquisition	Ending asset (liability) as of December 31, 2017
Superior Residences of Panama City (1)	$(4,000)	$4,000	$—	$—	$—
Siena Pavilion VI (2)	(645)	645	―	—	―
Center One (3)	1,079	(1,032)	(47)	—	―
	$(3,566)	$3,613	$(47)	$—	$—

	Year Ended December 31, 2016
Property	Beginning asset (liability) as of December 31, 2015	Contingent Consideration Payment (Receipt)	Change in Fair Value	Contingent Consideration in Connection with Acquisition	Ending asset (liability) as of December 31, 2016
Superior Residences of Panama City (1)	$(3,000)	$—	$(1,000)	$—	$(4,000)
Siena Pavilion VI (2)	(3,750)	2,992	113	—	(645)
Center One (3)	1,019	(367)	427	—	1,079
The Shores of Lake Phalen (4)	(750)	—	750	—	—
	$(6,481)	$2,625	$290	$—	$(3,566)

	Year Ended December 31, 2015
Property	Beginning asset (liability) as of December 31, 2014	Contingent Consideration Payment (Receipt)	Change in Fair Value	Contingent Consideration in Connection with Acquisition	Ending asset (liability) as of December 31, 2015
Superior Residences of Panama City (1)	$—	$—	$—	$(3,000)	$(3,000)
Siena Pavilion VI (2)	―	―	―	(3,750)	(3,750)
Center One (3)	―	―	―	1,019	1,019
The Shores of Lake Phalen (4)	―	―	―	(750)	(750)
Capital Health (5)	4,078	(4,399)	321	―	―
Medical Portfolio I (6)	(268)	―	268	―	―
	$3,810	$(4,399)	$589	$(6,481)	$(6,481)

______________

FOOTNOTES:

(1)

In connection with the purchase of Superior Residences of Panama City, the Company entered into an earn-out agreement with the seller whereby up to $4 million in additional consideration is owed in the event that certain performance targets are met (“Panama City Earn-Out”) during the immediate 36 months post-closing.  As of December 31, 2017, the Company has no remaining obligations pursuant to the Panama City Earn-Out agreement.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

9.	Contingent Purchase Price Consideration (continued)
(2)

In conjunction with the acquisition of Siena Pavilion VI, the Company entered into an earn-out agreement with the seller whereby up to $3.3 million in additional consideration and $0.5 million of additional tenant improvements are owed in the event that the seller is able to lease-up additional space at the property during the immediate 6 months post-closing (“Siena Pavilion VI Earn-Out”).  As of December 31, 2017, the Company has no remaining obligations pursuant to the Siena Pavilion VI Earn-Out agreement.

(3)

In connection with the purchase of Center One, the Company required that approximately $2.8 million of the purchase price be placed in an escrow account as the seller provided a rent guarantee to the Company in connection with two seller leased spaces at the property for a term equal to the earlier of five years or at such time as a suitable replacement tenant can be found (“Center One Rent Guarantee”).  As of December 31, 2017, the remaining escrow under the Center One Rent Guarantee was released to the seller as the two spaces had been leased to third-party replacement tenants.

(4)

In connection with the purchase of Shores of Lake Phalen, the Company entered into an earn-out agreement with the seller whereby up to $0.8 million in additional consideration was owed in the event that certain net operating income targets are met (“Shores of Lake Phalen Earn-Out”) during the immediate 12 months post-closing.  The Shores of Lake Phalen Earn-Out expired as of December 31, 2016.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

10.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Mortgages payable and other notes payable:
Fixed rate debt	$409,607	$382,129
Variable rate debt (1) (2)	629,160	561,874
Mortgages and other notes payable (3)	1,038,767	944,003
Premium (discount), net (4)	102	(67)
Loan costs, net	(6,716)	(7,213)
Total mortgages and other notes payable, net	1,032,153	936,723
Credit facilities:
Revolving Credit Facility (1) (2) (5)	182,000	194,863
First Term Loan Facility (1)	175,000	175,000
Second Term Loan Facility (1) (2)	275,000	275,000
Loan costs, net related to Term Loan Facilities	(1,934)	(2,874)
Total credit facilities, net	630,066	641,989
Total borrowings	$1,662,219	$1,578,712

FOOTNOTES:

(1)

As of December 31, 2017 and 2016, the Company had entered into interest rate swaps with notional amounts of approximately $506.4 million and $521.5 million, respectively, which were settling on a monthly basis.

(2)

As of December 31, 2017 and 2016, the Company had entered into interest rate caps with notional amounts of approximately $527.0 million and $410.0 million, respectively.  Refer to Note 12. “Derivative Financial Instruments” for additional information.

(3)

As of December 31, 2017 and 2016, the Company’s mortgages and other notes payable are collateralized by 76 and 75 properties, respectively, with total carrying value of approximately $1.6 billion and $1.6 billion, respectively.

(4)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(5)

As of December 31, 2017 and 2016, the Company had undrawn availability under the Revolving Credit Facility of approximately $28.4 million and $11.1 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

The following is a schedule of future principal payments and maturity for the Company’s total indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2017 (in thousands):

2018	$254,305
2019	531,307
2020	425,321
2021	49,558
2022	375,776
Thereafter	34,602
$1,670,869

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

10.	Indebtedness (continued)

The following table provides additional details of the Company’s mortgages and other notes payable as of December 31, 2017 and 2016 (in thousands):

	Interest Rate at
	December 31,			December 31,
Property and Loan Type	2017 (1)	Payment Terms	Maturity Date (2)	2017	2016
Primrose II Communities; Mortgage Loan	3.81% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	6/1/20	$21,541	$22,017
Novi Orthopaedic Center; Mortgage Loan	3.61% per annum	Monthly interest only payments through June 2018; principal and interest payments thereafter based on a 25-year amortization schedule	6/15/20	19,825	19,825
Pacific Northwest Communities; Mortgage Loans (3)	4.30% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/22	208,990	205,197
Capital Health Communities; Mortgage Loans (4)	(4)	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/22	62,767	36,395
ProMed Medical Building I; Mortgage Loan	3.64% per annum (5)	Monthly principal and interest payments based upon a 25-year amortization schedule	1/15/22	6,673	6,865
Primrose I Communities; Mortgage Loan (6)	4.11% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/1/22	49,899	51,000
Watercrest at Mansfield; Mortgage Loan (7)	4.68% per annum	Monthly principal and interest payments based on a total payment of $143,330	6/1/23	25,676	26,165
540 New Waverly Place; Mortgage Loan (8)	4.08% per annum	Monthly principal and interest payments based upon a 25-year amortization schedule	5/31/28	6,665	6,868
LaPorte Cancer Center; Mortgage Loan	4.25% per annum (through 2020)	Monthly principal and interest payments based on a 25-year amortization schedule	6/14/28	7,571	7,797
		Total fixed rate debt		409,607	382,129
Calvert Medical Office Properties; Mortgage Loan (9)	30-day LIBOR plus 2.50% per annum	Monthly interest only payments for the first 18 months; principal and interest payments thereafter based on a 30-year amortization schedule	8/29/18	25,121	25,546
Lee Hughes Medical Building; Mortgage Loan	30-day LIBOR plus 1.85% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/5/18	17,572	18,102
Northwest Medical Park; Mortgage Loan	30-day LIBOR plus 2.30% per annum	Monthly principal and interest payments based upon a 25-year amortization schedule	10/31/18	6,765	6,886

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

10.	Indebtedness (continued)

	Interest Rate at
	December 31,			December 31,
Property and Loan Type	2017 (1)	Payment Terms	Maturity Date (2)	2017	2016
MHOSH; Mortgage Loan (10)	90-day LIBOR plus 2.85% at 0.4% LIBOR floor	Monthly principal and interest payments based on a 25-year amortization schedule	6/2/19	$47,072	$47,983
Medical Portfolio II Properties; Mortgage Loan (11)	90-day LIBOR plus 2.35% at 0.25% LIBOR floor	Monthly principal and interest payments based on a 25-year amortization schedule	7/14/19	79,295	81,365
HarborChase of Shorewood; Construction Loan	30-day LIBOR plus 3.0% per annum	Monthly interest only payments through June 2017; principal and interest payments thereafter based on a 25-year amortization schedule	7/15/19	14,706	14,755
Wellmore of Lexington; Construction Loan	30-day LIBOR plus 2.5% per annum	Monthly interest only payments through September 2019	9/13/19	33,423	13,542
Southeast Medical Office Properties; Mortgage Loan (12)	30-day LIBOR plus 2.0% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	12/22/19	149,864	155,090
Watercrest at Katy; Construction Loan	30-day LIBOR plus 2.75% per annum	Monthly interest only payments through December 2017	12/27/19	26,300	24,047
Wellmore of Tega Cay; Mortgage Loan (13)	30-day LIBOR plus 2.65% per annum	Monthly interest only payments for the first 12 months; principal and interest payments thereafter based on a 30-year amortization schedule	3/1/20	28,000	―
Palmilla Senior Living; Mortgage Loan (13)	30-day LIBOR plus 2.0% per annum	Interest only payments through April 2017; principal payments thereafter based on a 30-year amortization schedule	3/22/20	26,799	27,000
Waterstone on Augusta; Construction Loan	30-day LIBOR plus 3.0% per annum	Monthly interest only payments through September 2018; principal payments thereafter based on a 30-year amortization schedule	9/1/20	18,302	12,698
Fieldstone at Pear Orchard; Construction Loan	30-day LIBOR plus 2.9% per annum	Monthly interest only payments through September 2018; principal payments thereafter based on a 25-year amortization schedule	10/15/20	10,900	8,861
Dogwood Forest of Grayson; Construction Loan	30-day LIBOR plus 3.0% per annum	Monthly interest only payments through December 2018; principal payments thereafter based on a 30-year amortization schedule	12/1/20	15,628	3,351

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

10.	Indebtedness (continued)

	Interest Rate at
	December 31,			December 31,
Property and Loan Type	2017 (1)	Payment Terms	Maturity Date (2)	2017	2016
Triangle Orthopaedic; Mortgage Loan (13)	30-day LIBOR plus 2.25% per annum	Interest only payments through March 2017; principal payments thereafter based on a 30-year amortization schedule	4/11/21	$37,475	$37,800
Cobalt Rehabilitation Hospital Surprise; Mortgage Loan	30-day LIBOR plus 2.6% per annum at 0.4% LIBOR floor	Monthly interest only payments through May 2017; principal payments thereafter based on a 25-year amortization schedule	5/19/22	15,167	15,379
Knoxville Medical Office Properties and Claremont Medical Office; Mortgage Loan (14)	30-day LIBOR plus 2.45% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	5/24/22	57,350	49,969
Cobalt Rehabilitation Hospital New Orleans; Mortgage Loan	30-day LIBOR plus 2.45% per annum at 0.55% LIBOR floor	Monthly interest only payments through October 2017; principal payments thereafter based on a 25-year amortization schedule	10/19/22	19,421	19,500
		Total variable rate debt		629,160	561,874
		Total debt		$1,038,767	$944,003

FOOTNOTES:

(1)	The 30-day and 90-day LIBOR were approximately 1.56% and 1.70%, respectively, as of December 31, 2017 and approximately 0.77% and 1.00%, respectively, as of December 31, 2016.
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

10.	Indebtedness (continued)
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

(5)	Beginning January 2020, the interest rate transitions to variable rate based on 30-day LIBOR plus 2.20% per annum.
(6)

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

(7)	The balance for this loan excludes a remaining premium of $0.2 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date.
(8)	The balance for this loan excludes a remaining discount of $0.1 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date.
(9)	The Company entered into an interest rate swap with a remaining notional amount of $25.1 million; see Note 12. “Derivative Financial Instruments” for additional information.
(10)	The Company entered into an interest rate swap with a remaining notional amount of $47.1 million; see Note 12. “Derivative Financial Instruments” for additional information.
(11)	The Company entered into an interest rate swap with a remaining notional amount of $80.8 million; see Note 12. “Derivative Financial Instruments” for additional information.
(12)	The Company entered into an interest rate swap with a remaining notional amount of $129.7 million; see Note 12. “Derivative Financial Instruments” for additional information.
(13)	The Company entered into an interest rate cap with a remaining notional amount of $117.0 million; see Note 12. “Derivative Financial Instruments” for additional information.
(14)

In May 2017, the Company refinanced the loans related to the Claremont Medical Office property and the Knoxville Medical Office Properties of approximately $12.4 million and $37.2 million, respectively, into a combined loan. The original loans were scheduled to mature January 2018 and July 2018, respectively. The Company entered into interest rate swaps with remaining notional amounts of $11.8 million and $36.8 million, respectively; see Note 12. “Derivative Financial Instruments” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

10.	Indebtedness (continued)

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of December 31, 2017 and 2016 (in millions):

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$1,034.9	$1,032.2	$943.4	$936.7
Credit facilities	$632.0	$630.1	$644.9	$642.0

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of December 31, 2017 and 2016 because of the relatively short maturities of the obligations.

In December 2014, the Company entered into a $230 million Revolving Credit Facility and a $175 million Term Loan Facility.  Pursuant to the associated credit agreement, the Company has the ability to increase the borrowing capacity to $700 million under the accordion feature of the Credit Facilities.  The Company has exercised this accordion feature and increased our borrowing capacity to $445 million.  In addition, in October 2017, the Company exercised one of the 12-month extension options, resulting in the term ending December 2018. There is one remaining 12-month extension option through which the Company can extend the term through December 2019; whereas the Term Loan Facility has an initial term through February 2019 plus one 12-month extension option through which the term can be extended through February 2020.  The Credit Facilities bear interest based on 30-day LIBOR and a spread that varies with the Company’s leverage ratio.

In November 2015, the Company entered into a $250 million Second Term Loan Facility with an initial term through November 2020 and the ability to increase the Company’s borrowing capacity to $350 million under its accordion feature.  The Second Term Loan bears interest based on the 30-day LIBOR and a spread that varies with the Company’s leverage ratio. To date, the Company has exercised this accordion feature and increased the borrowing capacity to $275 million.

All of the Company’s mortgage and construction loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage and (viii) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum debt service coverage ratio, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status.  As of December 31, 2017, the Company was in compliance with all financial covenants.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

11.	Related Party Arrangements (continued)

Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”).  In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreements.  For the Expense Year ended December 31, 2017, the Company did not incur operating expenses in excess of the Limitation.

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

Expense Support Agreements — Pursuant to the original expense support agreements, the Company’s Advisor and Property Manager agreed to forgo the payment of fees in cash and accept Restricted Stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) aggregate modified funds from operations, as defined.  The Advisor expense support amount was determined for each calendar quarter, on a non-cumulative basis, on each quarter-end date ("Original Determination Date”).  The Property Manager expense support amount was determined for each calendar quarter, on a non-cumulative basis, after the calculation of the Advisor expense support amount pursuant to the Property Manager Expense Support Agreement on each quarter-end date.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their invested capital plus a 6% cumulative noncompounded annual return upon ultimate liquidity of the Company.  Any amounts settled, and for which restricted stock shares were issued, pursuant to the Original Expense Support Agreements have been permanently settled and the Company has no further obligation to pay such amounts.

In March 2016, the Company’s board of directors approved the third amended and restated expense support agreements with both the Advisor and Property Manager that were effective January 1, 2016.  These amendments changed the calculation and determination date of the respective affiliate’s expense support amounts from each calendar quarter on a non-cumulative basis, to each calendar year on a cumulative year-to-date basis ("Amended Determination Date”).

In February 2017, the Company’s board of directors approved the fourth amended and restated expense support agreements with both the Advisor and Property Manager that were effective January 1, 2017.  These amendments limit the annual expense support amount, in the aggregate, to an annualized four percent of the weighted average of the Board’s most recent determination of NAV per share and change the calculation to exclude the impact of completed development properties for a specified period of time after the property is placed into service (as defined in the agreements).

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

11.	Related Party Arrangements (continued)

The aforementioned amendments, along with the original expense support agreements and previous amendments govern the fees and expenses charged by the Advisor and Property Manager to the Company.  For each quarter within a calendar expense support year, the Company records a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided, the Company shall issue, within 90 days following each Amended Determination Date, a number of shares of Restricted Stock equal to the quotient of the expense support amounts provided by the Advisor and Property Manager for the preceding calendar year divided by the then-current estimated NAV per share of common stock.  The terms of the expense support agreements automatically renew for consecutive one year periods, subject to the right of the Advisor or Property Manager to terminate their respective agreements upon 30 days’ written notice.

CNL Capital Markets Corp — CNL Capital Markets Corp., an affiliate of CNL, receives a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the term of the agreement. For the years ended December 31, 2017, 2016 and 2015, the Company incurred approximately $0.9 million, $0.9 million and $0.6 million in such fees, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Co-venture partners —The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis.

The fees incurred by and reimbursable to the Managing Dealer in connection with the Company’s Offerings for the years ended December 31, 2017, 2016 and 2015, and related amounts unpaid as of December 31, 2017 and 2016 are as follows (in thousands):

				Unpaid amounts (1)
	Years Ended December 31,			as of December 31,
	2017	2016	2015	2017	2016
Selling commissions (2)	$—	$—	$12,507	$—	$—
Marketing support fees (2)	―	―	16,242	―	―
	$—	$—	$28,749	$—	$—

The expenses and fees incurred by and reimbursable to the Company’s related parties for the years ended December 31, 2017, 2016 and 2015, and related amounts unpaid as of December 31, 2017 and 2016 are as follows (in thousands):

				Unpaid amounts (1)
		Years Ended December 31,		as of December 31,
	2017	2016	2015	2017	2016
Reimbursable expenses:
Offering costs (2)	$—	$—	$3,446	$—	$—
Operating expenses (3)	5,791	5,966	5,214	1,042	1,072
Acquisition fees and expenses	6	104	613	2	3
	5,797	6,070	9,273	1,044	1,075
Investment services fees (4)	126	739	18,561	―	17
Disposition fee (5)	―	343	―	―	―
Financing coordination fees (6)	3,601	―	―	―	―
Property management fees (7)	4,807	5,059	3,894	381	417
Asset management fees (8)	30,157	29,121	22,837	2,516	1,956
	$44,488	$41,332	$54,565	$3,941	$3,465

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

11.	Related Party Arrangements (continued)

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying consolidated balance sheets.
(2)

Amounts are recorded as stock issuance and offering costs in the accompanying consolidated statements of stockholders’ equity and redeemable noncontrolling interest.  Amounts include approximately $25,000 of reimbursement payments to the Advisor for services provided to the Company by its executive officers for the year ended December 31, 2015. The reimbursement payments include components of salaries, benefits and other overhead charges.

(3)

Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations.  Amounts include approximately $0.1 million, $0.1 million and $0.1 million of reimbursement payments to the Advisor for services provided to the Company by its executive officers for the years ended December 31, 2017, 2016 and 2015, respectively. The reimbursement payments include components of salaries, benefits and other overhead charges.

(4)

For the year ended December 31, 2017, the Company incurred approximately $0.1 million in investment services fees of which approximately $0.1 million, was capitalized and included in real estate assets, net in the accompanying consolidated balance sheets.  For the year ended December 31, 2016, the Company incurred approximately $0.7 million in investment service fees of which approximately $0.2 million was capitalized and included in real estate under development. For the year ended December 31, 2015, the Company incurred approximately $18.6 million in investment service fees of which approximately $2.3 million was capitalized and included in real estate under development. Investment service fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying consolidated statements of operations.

(5)	Amounts are recorded as a reduction to gain on sale of real estate in the accompanying consolidated statements of operations.
(6)

For the year ended December 31, 2017, the Company incurred approximately $3.6 million in financing coordination fees related to the refinancing of the loans associated with certain operating properties of which approximately $0.9 million in financing coordination fees were capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying consolidated balance sheets. There were no financing coordination fees incurred for the years ended December 31, 2016 and 2015.

(7)

For the years ended December 31, 2017, 2016 and 2015, the Company incurred approximately $4.8 million, $5.1 million and $3.9 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.3 million, $0.9 million and $0.7 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying consolidated balance sheets.

(8)

For the years ended December 31, 2017, 2016 and 2015, the Company incurred approximately $30.2 million, $29.1 million and $22.9 million, respectively, in asset management fees payable to the Advisor, of which approximately $2.9 million and $4.4 million for the years ended December 31, 2016 and 2015, respectively, were settled in accordance with the terms of the Advisor Expense Support Agreement.  No expense support was received for the year ended December 31, 2017. There was approximately $0.5 million, $0.8 million and $0.6 million, respectively, capitalized and included in real estate under development in the accompanying consolidated balance sheets.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

11.	Related Party Arrangements (continued)

The following fees have been or are expected to be settled and paid in the form of Restricted Stock in accordance with the expense support agreements for the years ended December 31, 2017 and 2016, and cumulatively as of December 31, 2017 (in thousands, except per share data):

	Years Ended			As of
	December 31,			December 31,
	2017	2016	2015	2017
Asset management fees (1)	$—	$2,918	$4,379	$13,565
Then-current offering price or NAV (2)	$10.32	$10.04	$10.19	$10.32
Restricted stock shares (3)	―	291	423	1,332
Cash distributions on Restricted Stock (4)	$571	$427	$281	$1,381
Stock distributions on Restricted Stock (5)	―	―	14	21

_____________

FOOTNOTES:

(1)	No other amounts have been settled in connection with the expense support agreements for the years ended December 31, 2017, 2016 and 2015, and cumulatively as of December 31, 2017.
(2)

The number of restricted stock shares granted to the Advisor in lieu of payment in cash is determined by dividing the expense support amount for the respective determination date by the then-current public offering price or NAV per share.

(3)

Restricted stock shares are comprised of approximately 1.3 million issued to the Advisor as of December 31, 2017.  No fair value was assigned to the restricted stock shares as the shares were valued at zero, which represents the lowest possible value estimated at vesting.  In addition, the restricted stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of December 31, 2017.

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

YEAR ENDED DECEMBER 31, 2017

12.	Derivative Financial Instruments

The following summarizes the terms of the Company’s, or its equity method investment’s, derivative financial instruments and the corresponding asset (liability) as of December 31, 2017 and 2016 (in thousands):

							Fair value asset (liability) as of
Notional Amount		Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	December 31, 2017	December 31, 2016
$11,842	(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018	$1	$(44)
$36,839	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018	$(213)	$(878)
$25,103	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018	$(182)	$(667)
$47,072	(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019	$(280)	$(949)
$80,841	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019	$(424)	$(1,512)
$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019	$464	$(992)
$129,722	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019	$516	$(976)
$260,000	(3)	1.5%	― %	11/19/2015	11/19/2015	11/30/2018	$681	$600
$150,000	(3)	1.5%	― %	3/1/2016	3/1/2016	11/30/2018	$393	$346
$117,000	(3)	2.3%	― %	8/29/2017	8/29/2017	9/1/2019	$95	$—

The following summarizes the gross and net presentation of amounts related to the Company’s, or its equity method investment’s, derivative financial instruments as of December 31, 2017 (in thousands):

		Gross and net amounts of asset (liability) as of December 31, 2017			Gross amounts as of December 31, 2017
Notional amount		Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
$11,842	(2)	$1	$—	$1	$1	$—	$1
$36,839	(2)	$(213)	$—	$(213)	$(213)	$—	$(213)
$25,103	(2)	$(182)	$—	$(182)	$(182)	$—	$(182)
$47,072	(2)	$(280)	$—	$(280)	$(280)	$—	$(280)
$80,841	(2)	$(424)	$—	$(424)	$(424)	$—	$(424)
$175,000	(2)	$464	$—	$464	$464	$—	$464
$129,722	(2)	$516	$—	$516	$516	$—	$516
$260,000	(3)	$681	$—	$681	$681	$—	$681
$150,000	(3)	$393	$—	$393	$393	$—	$393
$117,000	(3)	$95	$—	$95	$95	$—	$95

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

12.	Derivative Financial Instruments (continued)

The following summarizes the gross and net presentation of amounts related to the Company’s, or its equity method investment’s, derivative financial instruments as of December 31, 2016 (in thousands):

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
(2)

Amounts related to interest rate swaps held by the Company, or its equity method investment, which are recorded at fair value and included in either other assets or other liabilities in the accompanying consolidated balance sheets.

(3)

Amounts related to the interest rate caps held by the Company, or its equity method investment, which are recorded at fair value and included in other assets in the accompanying consolidated balance sheets.

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

YEAR ENDED DECEMBER 31, 2017

13.	Equity

Redeemable Noncontrolling Interest:

In connection with the Watercrest at Katy joint venture, the Company’s joint venture partner acquired a 5% noncontrolling interest that includes a put option of its membership to the Company at any time commencing on the date on which Watercrest at Katy development opens to residents and concluding on the fifth anniversary thereof, when NOI is: (a) equal to or greater than the NOI threshold established in the joint venture agreement, and (b) has been equal to or greater than the NOI threshold established in the joint venture agreement for the three calendar months immediately preceding the calendar month during which the  joint venture partner exercises the put option.  The put option is redeemable for cash at a price equal to the appraised market value (less certain transaction-related costs) at the time the put option is exercised (“Put Price”).  The Company’s maximum redemption exposure, as a result of these redeemable equity securities, is limited to the Put Price multiplied by the joint venture partner’s 5% membership interest.

Stockholders’ Equity:

Public Offerings — Through the close of the Company’s Offerings on September 30, 2015, the Company had received aggregate proceeds of approximately $1.7 billion. While the Company’s Offerings closed on September 30, 2015, the Company continues to provide existing stockholders the opportunity to designate their cash distributions for reinvestment through the Company’s Reinvestment Plan. For the years ended December 31, 2017, 2016 and 2015, the Company received proceeds of approximately $43.2 million (4.3 million shares), $42.6 million (4.4 million shares) and $36.8 million (3.7 million shares), respectively, through the Reinvestment Plan.

Stock Issuance and Offering Costs – The Company incurred costs in connection with the offering and issuance of shares, including selling commissions, marketing support fees, filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by the Company may not exceed 15% of the aggregate gross offering proceeds.  Offering costs are generally funded by the Managing Dealer and subsequently reimbursed by the Company subject to this limitation.  For the year ended December 31, 2015, the Company incurred approximately $57.4 million in stock issuance and other offering costs, as described in Note 11. “Related Party Arrangements.”

Distributions — For the years ended December 31, 2017, 2016 and 2015, the Company declared cash distributions of $77.7 million, $74.0 million and $63.2 million, respectively, of which $34.5 million, $31.5 million and $26.4 million, respectively, were paid in cash to stockholders and $43.2 million, $42.6 million and $36.8 million, respectively, were reinvested pursuant to the Reinvestment Plan.  In addition, for the year ended December 31, 2015, the Company declared and made stock distributions of approximately 3.2 million shares of common stock.

The tax composition of the Company’s distributions declared for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
	2017	2016	2015
Ordinary income	0.0%	21.5%	37.8%
Capital gain	0.0%	14.4%	0.0%
Unrecaptured Sec. 1250 gain	0.0%	1.2%	0.0%
Return of capital	100.0%	62.9%	62.2%

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

13.	Equity (continued)

Redemptions — For the years ended December 31, 2017, 2016 and 2015, the Company received requests for the redemption of common stock of approximately 4.7 million, 3.7 million and 1.0 million shares, respectively, all of which were approved for redemption at an average price of $9.99, $9.73 and $9.51, respectively, and for a total of approximately $47.3 million, $36.2 million and $9.3 million, respectively.

Promoted Interest — For the years ended December 31, 2017, 2016 and 2015, the Company recorded, as a reduction to capital in excess of par value, the following distributions to holders of promoted interest (in thousands):

	Years Ended December 31,
	2017	2016	2015
Dogwood Forest of Acworth	$—	$(3,850)	$—
Wellmore of Tega Cay	―	(2,800)	―
HarborChase of Villages Crossing	(955)	―	―
	$(955)	$(6,650)	$—

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investment, and included in the consolidated statements of comprehensive loss for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments			Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss into earnings
	Years Ended				Years Ended
	December 31,				December 31,
	2017	2016	2015		2017	2016	2015
Interest rate swaps	$5,573	$3,487	$(4,881)	Interest expense and loan cost amortization	$(3,902)	$(7,150)	$(4,110)
Interest rate caps	1,013	(1,584)	(262)	Interest expense and loan cost amortization	(849)	(45)	―
Reclassification of interest rate swaps upon derecognition	318	―	236	Interest expense and loan cost amortization	(318)	―	(236)
Reclassification of interest rate swaps due to ineffectiveness	(26)	(18)	33	Interest expense and loan cost amortization	26	18	(33)
Interest rate cap held by unconsolidated joint venture	―	(1)	(9)	Not applicable	―	―	―
Total	$6,878	$1,884	$(4,883)		$(5,043)	$(7,177)	$(4,379)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

14.	Income Taxes

For the years ended December 31, 2017, 2016 and 2015, the Company recorded net current tax expense and deferred tax assets related to deferred income at its TRSs. The components of the income tax benefit (expense) for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$(245)	$—	$—
State	(523)	(351)	(378)
Total current expense	(768)	(351)	(378)
Deferred:
Federal	8,826	―	―
State	305	―	―
Total deferred benefit	9,131	―	―
Income tax benefit	$8,363	$(351)	$(378)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are as follows:

	2017	2016
Carryforwards of net operating loss	$9,381	$9,110
Minimum tax credit carryforward (1)	189	―
Prepaid rent	648	442
Valuation allowance (2)	(1,087)	(9,552)
Deferred tax assets, net	$9,131	$—

FOOTNOTES:

(1)	The Company expects to be refunded the full minimum tax credit carryforward over the next four years, beginning in the year ending December 31, 2018 through the year ending December 31, 2021.
(2)

The decrease in the valuation allowance across periods relates primarily to a change in judgment about the Company’s ability to realize deferred tax assets in future years, due to its current and foreseeable operations.

A reconciliation of the income tax benefit (expense) computed at the statutory federal tax rate on income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2017		2016		2015
Tax benefit computed at federal statutory rate	$12,136	35.00%	$11,002	35.00%	$23,701	35.00%
Impact of REIT election	(13,459)	(38.82)%	(11,002)	(35.00)%	(23,701)	(35.00)%
State income tax expense net of federal benefit	(406)	(1.17)%	(351)	(1.12)%	(378)	(0.56)%
Effect of change in future tax rates	1,861	5.37%	―	―	―	―
Effect of change in valuation allowance	8,231	23.74%	―	―	―	―
Income tax benefit (expense)	$8,363	24.12%	$(351)	(1.12)%	$(378)	(0.56)%

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

14.	Income Taxes (continued)

The Company’s TRS entities had net operating loss carry-forwards for federal and state purposes of approximately $39.0 million and $48.6 million as of December 31, 2017 and 2016, respectively, to offset future taxable income. If not utilized, the federal net operating loss carry-forwards will begin to expire in 2034, and the state net operating loss carry-forwards will begin to expire in 2019. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.  The tax years 2014 through 2017 remain subject to examination by taxing authorities.  The Company did not identify items for which the income tax effects of the Tax Cuts and Jobs Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

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

The Company has approximately $2.5 million remaining development budgets for the Company’s completed developments and expansions.

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  As of December 31, 2017, one property had met its established performance metrics, and the Company accrued $1.0 million as a distribution to the holder of promoted interest in the accompanying consolidated balance sheet.  The Company has six remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.  For the remaining six promoted interest agreements, the established performance metrics were not met nor probable of being met as of December 31, 2017.

Refer to Note 7. “Ground and Air Rights Leases” for information on commitments under its ground and air rights lease agreements.

Refer to Note 11. “Related Party Arrangements” for information on contingent restricted stock shares due to the Company’s Advisor and Property Manager in connection with the expense support agreements.

16.	Concentration of Credit Risk

For the years ended December 31, 2017, 2016 and 2015 the Company had the following geographical concentration that individually accounted for 10% or more of total revenues:

	Type of	Years Ended December 31,
	Concentration	2017	2016	2015
State of Texas (1)	Geographical	18.6%	18.4%	16.5%

_______________

FOOTNOTE:

(1)

Includes rental income and tenant reimbursements and resident fees and services.  Adverse economic developments in this geographical area could significantly impact the Company’s results of operations and cash flows from operations, which in turn would impact its ability to pay debt service and make distributions to stockholders.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

17.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

2017 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$95,698	$97,780	$101,687	$103,251	$398,416
Operating income	7,463	8,491	6,270	8,831	31,055
Net income (loss) attributable to common stockholders	(7,324)	(7,901)	(11,170)	433	(25,962)
Weighted average number of shares outstanding (basic and diluted)	175,277	175,221	175,190	174,918	175,151
Net income (loss) per share of common stock (basic and diluted)	$(0.04)	$(0.05)	$(0.06)	$0.00	$(0.15)

2016 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$92,960	$94,041	$95,511	$94,543	$377,055
Operating income (loss)	(991)	2,714	3,660	5,764	11,147
Net income (loss) attributable to common stockholders	(14,442)	(12,072)	(11,992)	6,839	(31,667)
Weighted average number of shares outstanding (basic and diluted)	174,681	175,489	175,033	175,328	175,121
Net income (loss) per share of common stock (basic and diluted)	$(0.08)	$(0.07)	$(0.07)	$0.04	$(0.18)

18.	Assets Held For Sale, net

In August 2017, the Company committed to a plan to sell the Perennial Communities, which are comprised of six skilled nursing facilities located in Arkansas, and classified the associated assets as held for sale as of December 31, 2017. The sale of these properties would not cause a strategic shift in the Company nor would it be considered individually significant; therefore, it does not qualify as discontinued operations.

As of December 31, 2017 and 2016, assets held for sale consisted of the following (in thousands):

	As of December 31,
	2017	2016
Real estate assets, net	$47,004	$47,178
Intangibles, net	800	893
Deferred rent and lease incentives	4,970	5,280
Real estate held for sale, net	$52,774	$53,351

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Year
2015	Deferred tax asset valuation allowance	$(2,798)	$(3,041)	$—	$(5,839)
	Allowance for doubtful accounts	―	(1,170)	—	(1,170)
		$(2,798)	$(4,211)	$—	$(7,009)
2016	Deferred tax asset valuation allowance	$(5,839)	$(3,713)	$—	$(9,552)
	Allowance for doubtful accounts	(1,170)	(346)	—	(1,516)
		$(7,009)	$(4,059)	$—	$(11,068)
2017	Deferred tax asset valuation allowance	$(9,552)	$8,465	$—	$(1,087)
	Allowance for doubtful accounts	(1,516)	(834)	—	(2,350)
		$(11,068)	$7,631	$—	$(3,437)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2017 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	depreciation in latest income statement is computed
Primrose Retirement Community of Casper
Casper, Wyoming	$11,535	$1,910	$16,310	$30	$296	$—	$1,940	$16,606	$—	$18,546	$(2,552)	2004	2/16/2012	(1)
Primrose Retirement Community of Grand Island
Grand Island, Nebraska	$8,137	$719	$12,140	$35	$—	$—	$754	$12,140	$—	$12,894	$(1,957)	2005	2/16/2012	(1)
Primrose Retirement Community of Mansfield
Mansfield, Ohio	$11,071	$650	$16,720	$229	$71	$—	$879	$16,791	$—	$17,670	$(2,706)	2007	2/16/2012	(1)
Primrose Retirement Community of Marion
Marion, Ohio	$9,183	$889	$16,305	$—	$—	$—	$889	$16,305	$—	$17,194	$(2,595)	2006	2/16/2012	(1)
Sweetwater Retirement Community
Billings, Montana	$9,973	$1,578	$14,205	$19	$—	$—	$1,597	$14,205	$—	$15,802	$(2,205)	2006	2/16/2012	(1)
HarborChase of Villages Crossing
Lady Lake, Florida ("The Villages")	$—	$2,165	$—	$986	$15,424	$—	$3,151	$15,424	$—	$18,575	$(1,685)	2013	8/29/2012	(1)
Primrose Retirement Community Cottages
Aberdeen, South Dakota	$—	$311	$3,794	$—	$—	$—	$311	$3,794	$—	$4,105	$(526)	2005	12/19/2012	(1)
Primrose Retirement Community of Council Bluffs
Council Bluffs, Iowa ("Omaha")	$—	$1,144	$11,117	$5	$—	$—	$1,149	$11,117	$—	$12,266	$(1,585)	2008	12/19/2012	(1)
Primrose Retirement Community of Decatur
Decatur, Illinois	$10,120	$513	$16,706	$—	$154	$—	$513	$16,860	$—	$17,373	$(2,287)	2009	12/19/2012	(1)
Primrose Retirement Community of Lima
Lima, Ohio	$—	$944	$17,115	$8	$4	$—	$952	$17,119	$—	$18,071	$(2,330)	2006	12/19/2012	(1)
Primrose Retirement Community of Zanesville
Zanesville, Ohio	$11,421	$1,184	$17,292	$—	$67	$—	$1,184	$17,359	$—	$18,543	$(2,362)	2008	12/19/2012	(1)
Symphony Manor
Baltimore, Maryland	$14,697	$2,319	$19,444	$—	$79	$—	$2,319	$19,523	$—	$21,842	$(2,614)	2011	12/21/2012	(1)
Curry House Assisted Living & Memory Care
Cadillac, Michigan	$7,743	$995	$11,072	$8	$—	$—	$1,003	$11,072	$—	$12,075	$(1,503)	1966	12/21/2012	(1)
Tranquillity at Fredericktowne
Frederick, Maryland	$20,501	$808	$14,291	$—	$5,747	$—	$808	$20,038	$—	$20,846	$(1,918)	2000	12/21/2012	(1)
Brookridge Heights Assisted Living & Memory Care
Marquette, Michigan	$13,039	$595	$11,339	$—	$4,674	$—	$595	$16,013	$—	$16,608	$(1,672)	1998	12/21/2012	(1)
Woodholme Gardens Assisted Living & Memory Care
Pikesville, Maryland ("Baltimore")	$6,788	$1,603	$13,472	$54	$—	$—	$1,657	$13,472	$—	$15,129	$(1,826)	2010	12/21/2012	(1)
Batesville Healthcare Center
Batesville, Arkansas	$—	$397	$5,382	$113	$75	$—	$510	$5,457	$—	$5,967	$(598)	1975	5/31/2013	(1)
Broadway Healthcare Center
West Memphis, Arkansas	$—	$438	$10,560	$—	$77	$—	$438	$10,637	$—	$11,075	$(1,189)	1994	5/31/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2017 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	depreciation in latest income statement is computed
Jonesboro Healthcare Center
Jonesboro, Arkansas	$—	$527	$13,493	$—	$5	$—	$527	$13,498	$—	$14,025	$(1,494)	2012	5/31/2013	(1)
Magnolia Healthcare Center
Magnolia, Arkansas	$—	$421	$10,454	$—	$—	$—	$421	$10,454	$—	$10,875	$(1,177)	2009	5/31/2013	(1)
Mine Creek Healthcare Center
Nashville, Arkansas	$—	$135	$2,942	$11	$36	$—	$146	$2,978	$—	$3,124	$(347)	1978	5/31/2013	(1)
Searcy Healthcare Center
Searcy, Arkansas	$—	$648	$6,017	$—	$222	$—	$648	$6,239	$—	$6,887	$(710)	1973	5/31/2013	(1)
LaPorte Cancer Center
Westville, Indiana	$7,571	$433	$10,846	$96	$—	$—	$529	$10,846	$—	$11,375	$(1,330)	2010	6/14/2013	(1)
Jefferson Medical Commons
Jefferson City, Tennessee ("Knoxville")	$8,354	$151	$10,236	$—	$195	$—	$151	$10,431	$—	$10,582	$(1,226)	2001	7/10/2013	(1)
Physicians Plaza A at North Knoxville Medical Center
Powell, Tennessee ("Knoxville")	$13,673	$262	$16,976	$—	$29	$—	$262	$17,005	$—	$17,267	$(2,037)	2005	7/10/2013	(1)
Physicians Plaza B at North Knoxville Medical Center
Powell, Tennessee ("Knoxville")	$16,614	$303	$18,754	$—	$318	$—	$303	$19,072	$—	$19,375	$(2,261)	2008	7/10/2013	(1)
Physicians Regional Medical Center - Central Wing Annex
Knoxville, Tennessee	$4,067	$73	$5,285	$—	$—	$—	$73	$5,285	$—	$5,358	$(632)	2004	7/10/2013	(1)
HarborChase of Jasper
Jasper, Alabama	$—	$355	$6,358	$—	$36	$—	$355	$6,394	$—	$6,749	$(747)	1998	7/31/2013	(1)
Chestnut Commons MOB
Elyria, Ohio ("Cleveland")	$—	$2,053	$15,650	$59	$—	$—	$2,112	$15,650	$—	$17,762	$(2,003)	2008	8/16/2013	(1)
Doctors Specialty Hospital
Leawood, Kansas ("Kansas City")	$—	$924	$5,771	$63	$—	$—	$987	$5,771	$—	$6,758	$(716)	2001	8/16/2013	(1)
Escondido Medical Arts Center
Escondido, California ("San Diego")	$—	$1,863	$12,199	$—	$23	$—	$1,863	$12,222	$—	$14,085	$(1,402)	1994	8/16/2013	(1)
John C. Lincoln Medical Office Plaza I
Phoenix, Arizona	$—	$233	$2,779	$—	$96	$—	$233	$2,875	$—	$3,108	$(394)	1980	8/16/2013	(1)
John C. Lincoln Medical Office Plaza II
Phoenix, Arizona	$—	$138	$1,908	$—	$66	$—	$138	$1,974	$—	$2,112	$(234)	1984	8/16/2013	(1)
North Mountain Medical Plaza
Phoenix, Arizona	$—	$297	$4,079	$—	$168	$—	$297	$4,247	$—	$4,544	$(541)	1994	8/16/2013	(1)
Raider Ranch
Lubbock, Texas	$—	$4,992	$48,818	$481	$12,077	$—	$5,473	$60,895	$—	$66,368	$(6,256)	2009	8/29/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2017 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired
Town Village
Oklahoma City, Oklahoma	$—	$1,020	$19,847	$76	$1,271	$—	$1,096	$21,118	$—	$22,214	$(2,348)	2004	8/29/2013	(1)
Calvert Medical Arts Center
Prince Frederick, Maryland ("Washington D.C.")	$12,030	$20	$17,838	$1	$86	$—	$21	$17,924	$—	$17,945	$(2,004)	2009	8/30/2013	(1)
Calvert MOBs I, II & III
Prince Frederick, Maryland ("Washington D.C.")	$10,217	$51	$14,334	$—	$286	$—	$51	$14,620	$—	$14,671	$(1,667)	1991/1999/2000	8/30/2013	(1)
Dunkirk Medical Center
Dunkirk, Maryland ("Washington D.C.")	$2,875	$351	$2,991	$20	$25	$—	$371	$3,016	$—	$3,387	$(441)	1997	8/30/2013	(1)
Prestige Senior Living Beaverton Hills
Beaverton, Oregon ("Portland")	$9,010	$1,387	$10,324	$—	$—	$—	$1,387	$10,324	$—	$11,711	$(1,135)	2000	12/2/2013	(1)
Prestige Senior Living High Desert
Bend, Oregon	$7,887	$835	$11,252	$13	$—	$—	$848	$11,252	$—	$12,100	$(1,286)	2003	12/2/2013	(1)
MorningStar of Billings
Billings, Montana	$19,732	$4,067	$41,373	$17	$80	$—	$4,084	$41,453	$—	$45,537	$(4,793)	2009	12/2/2013	(1)
MorningStar of Boise
Boise, Idaho	$21,142	$1,663	$35,752	$12	$80	$—	$1,675	$35,832	$—	$37,507	$(3,904)	2007	12/2/2013	(1)
Prestige Senior Living Huntington Terrace
Gresham, Oregon ("Portland")	$10,107	$1,236	$12,083	$2	$45	$—	$1,238	$12,128	$—	$13,366	$(1,350)	2000	12/2/2013	(1)
MorningStar of Idaho Falls
Idaho Falls, Idaho	$17,617	$2,006	$40,397	$5	$159	$—	$2,011	$40,556	$—	$42,567	$(4,506)	2009	12/2/2013	(1)
Prestige Senior Living Arbor Place
Medford, Oregon	$8,306	$355	$14,083	$—	$—	$—	$355	$14,083	$—	$14,438	$(1,532)	2003	12/2/2013	(1)
Prestige Senior Living Orchard Heights
Salem, Oregon	$12,122	$545	$15,544	$6	$81	$—	$551	$15,625	$—	$16,176	$(1,686)	2002	12/2/2013	(1)
Prestige Senior Living Southern Hills
Salem, Oregon	$7,560	$653	$10,753	$34	$2	$—	$687	$10,755	$—	$11,442	$(1,189)	2001	12/2/2013	(1)
MorningStar of Sparks
Sparks, Nevada ("Reno")	$23,435	$3,986	$47,968	$3	$23	$—	$3,989	$47,991	$—	$51,980	$(5,392)	2009	12/2/2013	(1)
Prestige Senior Living Five Rivers
Tillamook, Oregon	$7,752	$1,298	$14,064	$5	$125	$—	$1,303	$14,189	$—	$15,492	$(1,644)	2002	12/2/2013	(1)
Prestige Senior Living Riverwood
Tualatin, Oregon ("Portland")	$4,576	$1,028	$7,429	$—	$80	$—	$1,028	$7,509	$—	$8,537	$(852)	1999	12/2/2013	(1)
Chula Vista Medical Arts Center - Plaza II
Chula Vista, California ("San Diego")	$—	$2,462	$7,453	$9	$369	$—	$2,471	$7,822	$—	$10,293	$(846)	1985	12/23/2013	(1)
Coral Springs MOB I
Coral Springs, Florida	$—	$2,614	$11,220	$1	$23	$—	$2,615	$11,243	$—	$13,858	$(1,327)	2005	12/23/2013	(1)
Coral Springs MOB II
Coral Springs, Florida	$—	$2,614	$12,130	$1	$23	$—	$2,615	$12,153	$—	$14,768	$(1,327)	2008	12/23/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2017 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	in latest income statement is computed
Chula Vista Medical Arts Center - Plaza I
Chula Vista, California ("San Diego")	$—	$6,130	$10,293	$14	$285	$—	$6,144	$10,578	$—	$16,722	$(1,124)	1975	1/21/2014	(1)
Prestige Senior Living Auburn Meadows
Auburn, Washington ("Seattle")	$10,560	$2,537	$17,261	$—	$142	$—	$2,537	$17,403	$—	$19,940	$(1,855)	2003/2010	2/3/2014	(1)
Prestige Senior Living Bridgewood
Vancouver, Washington ("Portland")	$13,292	$1,603	$18,172	$—	$—	$—	$1,603	$18,172	$—	$19,775	$(1,930)	2001	2/3/2014	(1)
Prestige Senior Living Monticello Park
Longview, Washington	$17,752	$1,981	$23,056	$—	$—	$—	$1,981	$23,056	$—	$25,037	$(2,418)	2001/2010	2/3/2014	(1)
Prestige Senior Living Rosemont
Yelm, Washington	$9,330	$668	$14,564	$—	$26	$—	$668	$14,590	$—	$15,258	$(1,511)	2004	2/3/2014	(1)
Wellmore of Tega Cay
Tega Cay, South Carolina ("Charlotte")	$28,000	$2,445	$—	$2,740	$23,440	$—	$5,185	$23,440	$—	$28,625	$(1,959)	2015	2/7/2014	(1)
Isle at Cedar Ridge
Cedar Park, Texas ("Austin")	$—	$1,525	$16,277	$—	$185	$—	$1,525	$16,462	$—	$17,987	$(1,759)	2011	2/28/2014	(1)
Prestige Senior Living West Hills
Corvallis, Oregon	$8,809	$842	$12,603	$—	$—	$—	$842	$12,603	$—	$13,445	$(1,346)	2002	3/3/2014	(1)
HarborChase of Plainfield
Plainfield, Illinois	$—	$1,596	$21,832	$—	$—	$—	$1,596	$21,832	$—	$23,428	$(2,219)	2010	3/28/2014	(1)
Legacy Ranch Alzheimer's Special Care Center
Midland, Texas	$—	$917	$9,982	$—	$—	$—	$917	$9,982	$—	$10,899	$(1,035)	2012	3/28/2014	(1)
The Springs Alzheimer's Special Care Center
San Angelo, Texas	$—	$595	$9,658	$—	$—	$—	$595	$9,658	$—	$10,253	$(1,000)	2012	3/28/2014	(1)
Isle at Watercrest - Bryan
Bryan, Texas	$—	$3,223	$40,581	$23	$703	$—	$3,246	$41,284	$—	$44,530	$(4,197)	2011	4/21/2014	(1)
Isle at Watercrest - Mansfield
Mansfield, Texas ("Dallas/Fort Worth")	$—	$997	$24,635	$—	$—	$—	$997	$24,635	$—	$25,632	$(2,399)	2011	5/5/2014	(1)
Memorial Hermann Orthopedic & Spine Hospital
Bellaire, Texas ("Houston")	$30,349	$3,867	$32,761	$—	$—	$—	$3,867	$32,761	$—	$36,628	$(3,061)	2007	6/2/2014	(1)
MHOSH MOB
Bellaire, Texas ("Houston")	$16,719	$3,738	$20,525	$767	$202	$—	$4,505	$20,727	$—	$25,232	$(1,975)	2007	6/2/2014	(1)
Watercrest at Katy
Katy, Texas ("Houston")	$26,300	$4,000	$—	$90	$32,358	$—	$4,090	$32,358	$—	$36,448	$(1,326)	2016	6/27/2014	(1)
Watercrest at Mansfield
Mansfield, Texas ("Dallas/Fort Worth")	$25,676	$2,191	$42,740	$—	$55	$—	$2,191	$42,795	$—	$44,986	$(4,011)	2010	6/30/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2017 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	in latest income statement is computed
HarborChase of Shorewood
Shorewood, Wisconsin ("Milwaukee")	$14,706	$2,200	$—	$296	$19,862	$—	$2,496	$19,862	$—	$22,358	$(1,101)	2015	7/8/2014	(1)
Oklahoma City Inpatient Rehabilitation Hospital
Oklahoma City, Oklahoma	$15,426	$3,341	$19,249	$—	$—	$—	$3,341	$19,249	$—	$22,590	$(1,898)	2012	7/15/2014	(1)
Las Vegas Inpatient Rehabilitation Hospital
Las Vegas, Nevada	$13,483	$2,650	$16,979	$—	$—	$—	$2,650	$16,979	$—	$19,629	$(1,693)	2007	7/15/2014	(1)
South Bend Inpatient Rehabilitation Hospital
Mishawaka, Indiana ("South Bend")	$12,242	$2,339	$16,239	$4	$—	$—	$2,343	$16,239	$—	$18,582	$(1,641)	2009	7/15/2014	(1)
Beaumont Specialty Hospital
Beaumont, Texas ("Houston")	$20,322	$2,749	$28,863	$—	$—	$—	$2,749	$28,863	$—	$31,612	$(2,658)	2013	8/15/2014	(1)
Hurst Specialty Hospital
Hurst, Texas ("Dallas/Fort Worth")	$17,822	$2,510	$24,091	$—	$—	$—	$2,510	$24,091	$—	$26,601	$(2,221)	2004/2012	8/15/2014	(1)
Claremont Medical Office
Claremont, CA ("Los Angeles")	$14,643	$6,324	$13,533	$—	$35	$—	$6,324	$13,568	$—	$19,892	$(1,329)	2008	8/29/2014	(1)
Lee Hughes MOB
Glendale, California ("Los Angeles")	$17,572	$69	$22,967	$—	$216	$—	$69	$23,183	$—	$23,252	$(1,932)	2008	9/29/2014	(1)
Newburyport Medical Center
Newburyport, Massachusetts ("Boston")	$—	$2,614	$12,135	$36	$—	$—	$2,650	$12,135	$—	$14,785	$(1,173)	2008	10/31/2014	(1)
Northwest Medical Park Building
Margate, Florida ("Fort Lauderdale")	$6,765	$610	$6,170	$—	$139	$—	$610	$6,309	$—	$6,919	$(630)	2004	10/31/2014	(1)
Fairfield Village of Layton
Layton, Utah ("Salt Lake City")	$—	$5,217	$54,167	$12	$5	$—	$5,229	$54,172	$—	$59,401	$(4,745)	2010	11/20/2014	(1)
ProMed Building I
Yuma, Arizona	$6,673	$2,486	$6,728	$—	$49	$—	$2,486	$6,777	$—	$9,263	$(603)	2006	12/19/2014	(1)
Midtown Medical Plaza
Charlotte, North Carolina	$27,477	$10	$51,237	$—	$590	$—	$10	$51,827	$—	$51,837	$(3,943)	1994	12/22/2014	(1)
Presbyterian Medical Tower
Charlotte, North Carolina	$18,264	$40	$32,345	$—	$196	$—	$40	$32,541	$—	$32,581	$(2,500)	1989	12/22/2014	(1)
Metroview Professional Building
Charlotte, North Carolina	$8,676	$11	$15,910	$—	$97	$—	$11	$16,007	$—	$16,018	$(1,230)	1971	12/22/2014	(1)
Physicians Plaza Huntersville
Huntersville, North Carolina ("Charlotte")	$15,251	$520	$26,134	$—	$112	$—	$520	$26,246	$—	$26,766	$(2,114)	2004	12/22/2014	(1)
Matthews Medical Office Building
Matthews, North Carolina ("Charlotte")	$10,701	$350	$19,624	$—	$25	$—	$350	$19,649	$—	$19,999	$(1,580)	1994	12/22/2014	(1)
Outpatient Care Center
Clyde, North Carolina ("Asheville")	$10,021	$1,169	$12,079	$9	$—	$—	$1,178	$12,079	$—	$13,257	$(953)	2012	12/22/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2017 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired	in latest income statement is computed
330 Physicians Center
Rome, Georgia	$18,610	$12	$26,868	$—	$—	$—	$12	$26,868	$—	$26,880	$(2,069)	1987/2005	12/22/2014	(1)
Spivey Station Physicians Center
Atlanta, Georgia	$9,114	$1,026	$12,246	$—	$—	$—	$1,026	$12,246	$—	$13,272	$(1,033)	2007	12/22/2014	(1)
Spivey Station ASC Building
Atlanta, Georgia	$11,635	$929	$13,769	$—	$—	$—	$929	$13,769	$—	$14,698	$(1,142)	2009	12/22/2014	(1)
Novi Orthopaedic Center
Novi, Michigan	$19,825	$1,314	$26,239	$30	$26	$—	$1,344	$26,265	$—	$27,609	$(2,222)	2008	2/13/2015	(1)
UT Cancer Institute Building
Knoxville, Tennessee	$20,116	$421	$27,621	$—	$66	$—	$421	$27,687	$—	$28,108	$(2,086)	2012	2/20/2015	(1)
Fieldstone Memory Care
Yakima, Washington	$—	$1,297	$9,965	$—	$—	$—	$1,297	$9,965	$—	$11,262	$(777)	2014	3/31/2015	(1)
Bend Memorial Clinic MOB
Bend, Oregon	$—	$9,069	$19,867	$—	$—	$—	$9,069	$19,867	$—	$28,936	$(1,640)	1976	5/11/2015	(1)
Stoneterra Medical Plaza
San Antonio, Texas	$—	$2,864	$10,412	$—	$23	$—	$2,864	$10,435	$—	$13,299	$(773)	2006	5/29/2015	(1)
Primrose Retirement Center of Anderson
Anderson, Indiana ("Muncie")	$—	$1,342	$19,083	$—	$33	$—	$1,342	$19,116	$—	$20,458	$(1,393)	2008	5/29/2015	(1)
Primrose Retirement Center of Lancaster
Lancaster, Ohio ("Columbus")	$—	$2,840	$21,884	$—	$—	$—	$2,840	$21,884	$—	$24,724	$(1,757)	2007	5/29/2015	(1)
Primrose Retirement Center of Wausau
Wausau, Wisconsin ("Green Bay")	$—	$1,089	$18,653	$—	$—	$—	$1,089	$18,653	$—	$19,742	$(1,307)	2008	5/29/2015	(1)
Triangle Orthopaedic Durham
Durham, North Carolina	$12,690	$3,191	$14,523	$134	$—	$—	$3,325	$14,523	$—	$17,848	$(1,070)	2000	6/29/2015	(1)
Triangle Orthopaedic Roxboro
Roxboro, North Carolina	$1,289	$287	$1,406	$—	$—	$—	$287	$1,406	$—	$1,693	$(111)	2000	6/29/2015	(1)
Triangle Orthopaedic Chapel Hill
Chapel Hill, North Carolina	$1,884	$360	$2,306	$—	$—	$—	$360	$2,306	$—	$2,666	$(165)	2011	6/29/2015	(1)
Triangle Orthopaedic Oxford
Oxford, North Carolina	$2,776	$658	$3,074	$—	$—	$—	$658	$3,074	$—	$3,732	$(241)	2011	6/29/2015	(1)
North Carolina Specialty Hospital
Durham, North Carolina	$18,837	$3,173	$22,762	$—	$14	$—	$3,173	$22,776	$—	$25,949	$(1,575)	2004	6/29/2015	(1)
Doctor's Park Building B
Chula Vista, California ("San Diego")	$—	$1,161	$2,919	$—	$—	$—	$1,161	$2,919	$—	$4,080	$(214)	2008	6/30/2015	(1)
Doctor's Park Building C
Chula Vista, California ("San Diego")	$—	$2,323	$6,351	$—	$—	$—	$2,323	$6,351	$—	$8,674	$(459)	2006	6/30/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2017 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci- ation	Date of Construction	Date Acquired	in latest income statement is computed
Superior Residences of Panama City
Panama City Beach, Florida	$—	$2,099	$19,367	$—	$—	$—	$2,099	$19,367	$—	$21,466	$(1,363)	2015	7/15/2015	(1)
540 New Waverly Place
Cary, North Carolina ("Raleigh")	$6,665	$2,476	$11,009	$—	$—	$—	$2,476	$11,009	$—	$13,485	$(789)	2007	7/20/2015	(1)
MedHelp
Birmingham, Alabama	$—	$2,270	$10,359	$—	$—	$—	$2,270	$10,359	$—	$12,629	$(688)	2015	7/31/2015	(1)
Patriot Professional Center
Frederick, Maryland ("Baltimore")	$—	$3,912	$11,781	$—	$—	$—	$3,912	$11,781	$—	$15,693	$(849)	2006/2014	7/31/2015	(1)
Liberty Professional Center
Frederick, Maryland ("Baltimore")	$—	$1,977	$4,462	$10	$—	$—	$1,987	$4,462	$—	$6,449	$(316)	1979/2013	7/31/2015	(1)
The Hampton at Meadows Place
Meadows Place, Texas ("Houston")	$—	$715	$24,281	$—	$34	$—	$715	$24,315	$—	$25,030	$(1,533)	2007/2013/2014	7/31/2015	(1)
The Pavilion at Great Hills
Austin, Texas	$—	$1,783	$29,318	$—	$—	$—	$1,783	$29,318	$—	$31,101	$(1,867)	2010	7/31/2015	(1)
The Beacon at Gulf Breeze
Gulf Breeze, Florida ("Pensacola")	$—	$824	$24,106	$—	$—	$—	$824	$24,106	$—	$24,930	$(1,581)	2008	7/31/2015	(1)
Parc at Piedmont
Marietta, Georgia ("Atlanta")	$—	$3,529	$43,080	$—	$16	$—	$3,529	$43,096	$—	$46,625	$(2,837)	2001/2011	7/31/2015	(1)
Parc at Duluth
Duluth, Georgia ("Atlanta")	$—	$5,951	$42,458	$—	$—	$—	$5,951	$42,458	$—	$48,409	$(2,792)	2003/2012	7/31/2015	(1)
Broadway Medical Plaza 1
Columbia, Missouri	$—	$437	$9,281	$—	$135	$—	$437	$9,416	$—	$9,853	$(624)	1994	8/21/2015	(1)
Broadway Medical Plaza 2
Columbia, Missouri	$—	$386	$12,460	$—	$—	$—	$386	$12,460	$—	$12,846	$(806)	1999	8/21/2015	(1)
Broadway Medical Plaza 4
Columbia, Missouri	$—	$170	$12,118	$—	$86	$—	$170	$12,204	$—	$12,374	$(751)	2007	8/21/2015	(1)
Waterstone on Augusta
Greenville, South Carolina	$18,302	$2,253	$—	$2,064	$20,770	$—	$4,317	$20,770	$—	$25,087	$(502)	2017	8/31/2015	(1)
Welbrook Senior Living Grand Junction
Grand Junction, Colorado	$—	$1,050	$—	$1,348	$9,901	$—	$2,398	$9,901	$—	$12,299	$(286)	2017	9/4/2015	(1)
Wellmore of Lexington
Lexington, South Carolina ("Columbia")	$33,423	$2,300	$—	$3,143	$43,081	$—	$5,443	$43,081	$—	$48,524	$(657)	2017	9/14/2015	(1)
Palmilla Senior Living
Albuquerque, New Mexico	$26,799	$4,701	$38,321	$—	$—	$—	$4,701	$38,321	$—	$43,022	$(2,362)	2013	9/30/2015	(1)
Cedar Lake Assisted Living and Memory Care
Lake Zurich, Illinois ("Chicago")	$—	$2,412	$25,126	$—	$—	$—	$2,412	$25,126	$—	$27,538	$(1,546)	2014	9/30/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2017 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period (2)							Life on which
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments		Land & Land Improve- ments		Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu- lated Depreci-ation	Date of Construction	Date Acquired	depreciation in latest income statement is computed
Fieldstone at Pear Orchard
Yakima Washington	$10,900	$1,035		$—		$96	$13,486	$—	$1,131	$13,486	$—	$14,617	$(379)	2016	10/12/2015	(1)
The Shores at Lake Phalen
Maplewood, Minnesota ("St. Paul")	$—	$2,724		$25,093		$10	$—	$—	$2,734	$25,093	$—	$27,827	$(1,474)	2012	11/10/2015	(1)
Dogwood Forrest of Grayson
Grayson, Georgia	$15,628	$1,788		$—		$109	$22,257	$—	$1,897	$22,257	$—	$24,154	$(335)	2017	11/24/2015	(1)
Center One
Jacksonville, Florida	$—	$8,294		$21,756		$1	$153	$—	$8,295	$21,909	$—	$30,204	$(1,310)	2006	11/30/2015	(1)
Red Bank Professional Office Building
Cincinnati, Ohio	$—	$1,721		$7,721		$—	$—	$—	$1,721	$7,721	$—	$9,442	$(455)	2001	12/14/2015	(1)
Park Place Senior Living at WingHaven
O'Fallon, Missouri ("St. Louis")	$—	$1,283		$48,221		$—	$—	$—	$1,283	$48,221	$—	$49,504	$(2,539)	2006/2014	12/17/2015	(1)
Siena Pavilion IV
Henderson, Nevada ("Las Vegas")	$—	$1,454		$4,786		$—	$—	$—	$1,454	$4,786	$—	$6,240	$(280)	2002	12/18/2015	(1)
Siena Pavilion V
Henderson, Nevada ("Las Vegas")	$—	$3,944		$20,355		$—	$—	$—	$3,944	$20,355	$—	$24,299	$(1,168)	2003	12/18/2015	(1)
Siena Pavilion VI
Henderson, Nevada ("Las Vegas")	$—	$2,599		$18,725		$—	$43	$—	$2,599	$18,768	$—	$21,367	$(1,011)	2005	12/18/2015	(1)
Hearthside Senior Living of Collierville
Collierville, Tennessee ("Memphis")	$—	$1,756		$13,379		$7	$—	$—	$1,763	$13,379	$—	$15,142	$(748)	2014	12/29/2015	(1)
Cobalt Rehabilitation Hospital Surprise
Surprise, Arizona ("Phoenix")	$15,167	$2,464		$17,983		$—	$—	$—	$2,464	$17,983	$—	$20,447	$(1,021)	2015	12/30/2015	(1)
Cobalt Rehabilitation Hospital New Orleans
New Orleans, Louisiana	$19,421	$3,283		$20,142		$—	$—	$—	$3,283	$20,142	$—	$23,425	$(639)	2016	10/19/2016	(1)
Albuquerque, New Mexico - Unimproved Land
Albuquerque, New Mexico	$—	$1,056	$	―	$	―	$—	$—	$1,056	$—	$—	$1,056	$—	―	9/7/2017
	$1,038,767	$241,227		$2,235,690		$13,345	$231,543	$—	$254,572	$2,467,233	$—	$2,721,805	$(219,457)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2017 (in thousands)

Transactions in real estate and accumulated depreciation as of December 31, 2017 are as follows:

Balance December 31, 2014	$1,721,429	Balance December 31, 2014	$(40,467)
2015 Acquisitions	802,456	2015 Depreciation	(49,734)
2015Improvements	65,018	Balance December 31, 2015	(90,201)
Balance December 31, 2015	2,588,903	2016 Depreciation	(63,745)
2016 Acquisitions	23,425	2016 Accumulated depreciation on dispositions	822
2016 Improvements	97,767	Balance December 31, 2016	(153,124)
2016 Dispositions	(18,021)	2017 Depreciation	(66,333)
Balance December 31, 2016	2,692,074	Balance December 31, 2017	$(219,457)
2017 Acquisitions	1,056
2017 Improvements	28,675
Balance December 31, 2017	$2,721,805

_____________

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)	The aggregate cost for federal income tax purposes is approximately $3.0 billion.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (in thousands)

The following is a reconciliation of mortgages and other notes receivable on real estate for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Balance at beginning of year	$—	$—	$—
Additions during period:
New mortgage loans and additional advances	1,168	―	―
Accrued and deferred interest	11	―	―
Deductions during period:
Collection of principal	―	―	―
Balance at end of year	$1,179	$—	$—

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered accountants during the period ended December 31, 2017.

Item 9A.CONTROLS AND PROCEDURES

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of March 16, 2018 were as follows:

Name	Age	Position
James M. Seneff, Jr.	70	Director and Chairman of the Board
Stephen H. Mauldin	49	Director, Vice Chairman of the Board, President and Chief Executive Officer
James Chandler Martin	67	Independent Director and Audit Committee Financial Expert
Michael P. Haggerty	65	Independent Director
J. Douglas Holladay	71	Independent Director
Ixchell C. Duarte	51	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)
John F. Starr	43	Chief Operating Officer and Senior Vice President
Tracey B. Bracco	38	General Counsel, Senior Vice President and Secretary
L. Burke Rainey	35	Vice President and Chief Accounting Officer (Principal Accounting Officer)

James M. Seneff, Jr. On December 7, 2017, Mr. Seneff was appointed to serve as chairman of the board and director of the Company, effective January 1, 2018, upon the resignation of Thomas Sittema, who had served as chairman of the board and director, since 2016 and 2012, respectively.  Mr. Seneff previously served as chairman of the board of directors of the Company from May 2011, and as a director since the Company’s inception in June 2010, until June 2016, when he declined to stand for re-election to the board of directors.  Mr. Seneff has served as the chairman of the Advisor since its inception in June 2010. Mr. Seneff served as chairman of the board of directors and a director of CNL Lifestyle Properties, Inc., a public, non-traded REIT from its inception in 2003 until its dissolution in December 2017 and as a director of its advisor, CNL Lifestyle Advisor Corporation from December 2010 until 2017.  Mr. Seneff also served as chairman of the board of directors and a director of CNL Growth Properties, Inc., a public, non-traded REIT, since August 2009 and December 2008, respectively, until June 2016, and served as a manager of its advisor, CNL Global Growth Advisors, LLC, from 2008 to 2017. Mr. Seneff also served as chairman of the board of directors and a director of Global Income Trust, Inc., another public, non-traded REIT, from April 2009 until its dissolution in December 2015 and as manager of its advisor until December 2016. Mr. Seneff is the sole member of CNL Holdings, LLC (“CNL Holdings”) and has served as the chairman, chief executive officer and/or president of several of CNL Holdings’ subsidiaries, including chief executive officer and president (2008 to 2013) of CNL Financial Group, LLC, our sponsor, and as executive chairman (January 2011 to present), chairman (1988 to January 2011), chief executive officer (1995 to January 2011) and president (1980 to 1995) of CNL Financial Group, Inc., a diversified real estate company. Mr. Seneff also serves on the board of directors CNL Securities Corp., a FINRA-registered broker-dealer and the managing dealer of our offerings (1979 to 2013); and CNL Capital Markets Corp. (1990 to present). Mr. Seneff was also the chairman and a principal stockholder of CNLBancshares, Inc. (1999 to 2015), which owned CNLBank until it merged into Valley National Bank in 2015. Mr. Seneff received his B.A. in business administration from Florida State University.

As a result of these professional and other experiences, Mr. Seneff possesses particular knowledge of real estate acquisitions, ownership and dispositions in a variety of public and private real estate investment vehicles, which strengthens the board's collective knowledge, capabilities and experience. Mr. Seneff is principally responsible for overseeing the formulation of our strategic objectives.

Stephen H. Mauldin, Vice Chairman of the Board and Director.  Mr. Mauldin has served as our vice chairman of the board of directors and a director since June 2016, as our president since September 2011 and as our chief executive officer since April 2012.  Mr. Mauldin has also served as president and chief operating officer of our Advisor since September 2011 and as chief executive officer of our Advisor since January 2018.  Mr. Mauldin has served as a director of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since November 2015, as vice chairman of its board of directors from November 2015 to December 2017, as chairman of its board of directors since January 2018, as its chief executive officer and president since July 2015, as manager, chief operating officer and president of its advisor since July 2015, and as chief executive officer of its advisor since January 2018. Mr. Mauldin also served as president of CNL Growth Properties, Inc., a public, non-traded REIT, from March 2016 and as chief executive officer from August 2016 until its dissolution in October 2017. Mr. Mauldin also served as president (from September 2011), chief executive officer (since April 2012) and chief operating officer (September 2011 to April 2012) of CNL Lifestyle Properties, Inc., a public-non-traded REIT, until its dissolution in December 2017, as well as president and chief operating officer of CNL Lifestyle Advisor Corporation, its advisor, from September 2011 to December 31, 2017.

Prior to joining us, Mr. Mauldin served as a consultant to Crosland, LLC, a privately held real estate development and asset management company headquartered in Charlotte, North Carolina, from March 2011 through August 2011.  He previously served as Crosland’s chief executive officer, president and a member of its board of directors from July 2010 until March 2011.  Mr. Mauldin originally joined Crosland, LLC in 2006 and served as its chief financial officer from July 2009 to July 2010 and as president of Crosland’s mixed-use and multi-used development division prior to his appointment as chief financial officer.  Prior to joining Crosland, LLC, from 1998 to June 2006, Mr. Mauldin was a co-founder and served as a partner of Crutchfield Capital, LLC, a privately held investment and operating company with a focus on small and medium-sized companies in the southeastern United States.  Mr. Mauldin graduated with a B.S. in finance from the University of Tampa and received an M.B.A. with majors in real estate, finance, managerial economics and accounting/information systems from the J.L. Kellogg Graduate School of Management at Northwestern University.

As a result of these professional and other experiences, Mr. Mauldin possesses particular knowledge of real estate investment, including acquisition, development, financing, operation, and disposition, which strengthens the board of directors’ collective knowledge, capabilities and experience.

J. Chandler Martin, Independent Director and Audit Committee Financial Expert.  Mr. Martin has been an independent director and has served as our audit committee financial expert since July 2012.  Mr. Martin has also served as independent director and audit committee financial expert of CNL Healthcare Properties II, Inc., a public-non-traded REIT, since January 2016.  Mr. Martin served as Corporate Treasurer of Bank of America, a banking and financial services company, from 2005 until his retirement in March 2008.  During his 27 years at Bank of America, Mr. Martin held a number of line and risk management roles, including leadership roles in commercial real estate risk management, capital markets risk management, and private equity investing.  As corporate treasurer, he was responsible for funding, liquidity, and interest rate risk management.  From 2003 to 2005, Mr. Martin was Bank of America’s enterprise market and operational risk executive, and from 1999 until 2003, he served as the risk management executive for Bank of America’s global corporate and investment banking.  From April 2008 through July 2008, following his retirement, Mr. Martin served as a member of the Counterparty Risk Management Policy Group III (“CPMPG III”), co-chaired its Risk Monitoring and Risk Management Working Group, and participated in the production of CPMPG III’s report: “Containing Systemic Risk: The Road to Reform,” a forward-looking and integrated framework of risk management best practices.  Mr. Martin returned to Bank of America in October 2008 to assist with the integration process for enterprise risk management following Bank of America’s acquisition of Merrill Lynch.  After working on the transition, Mr. Martin served as Bank of America’s enterprise credit and market risk executive until July 2009.  Between October 2011 until its acquisition in October 2016, Mr. Martin served as a director of CommunityOne Bancorporation, a community bank holding company headquartered in Asheboro, North Carolina. Mr. Martin also serves on the board of directors of Burroughs & Chapin Company, Inc., a South Carolina based REIT, serving on the audit, personnel and compensation committees.  He also serves on the board of directors of Wings Capital Partners LLC, a California based aviation finance company.  He serves as a member of the advisory board of Corrum Capital Management, an alternative investment management firm.  Mr. Martin attained an M.B.A. from Samford University and a B.A. in economics from Emory University.

As a result of these professional and other experiences, Mr. Martin possesses particular knowledge of, among other things, systems of internal controls, risk management best practices, sound corporate governance, and the relationship between liquidity, leverage and capital adequacy, which strengthens the board of directors’ collective knowledge, capabilities and experience.

Michael P. Haggerty, Independent Director.  Mr. Haggerty joined the board of directors as an independent director in April 2012.  Mr. Haggerty was a partner at Jackson Walker, LLC, a Dallas-based law firm, for more than 37 years, where he headed the Firm’s finance group.  Mr. Haggerty’s commercial real estate practice included the negotiation, structuring, and documentation of interim and permanent financing of office buildings, shopping centers, retirement facilities, restaurants, industrial properties, and multi-family residential projects.  The credit facilities involved both single asset and portfolio transactions; multi-state transactions; partnerships, corporations, REITs, conduits, and pension funds; equity participations; loan participations; letters of credit; multi-creditor facilities; and commercial and residential mortgage warehouse lines of credit.  In January 2016, Mr. Haggerty left Jackson Walker, LLC to become the executor of the Estate of Bert Fields, Jr.  The estate owns extensive oil and gas properties, the controlling ownership interest of North Dallas Bank & Trust and a ranching operation. Mr. Haggerty is President of Fields Oil & Gas Company, LLC and Fields Cattle Company, LLC and is a director of North Dallas Bank & Trust Co.  Mr. Haggerty attained a B.B.A. from the University of Georgia and a J.D. from the University of Virginia School of Law.  Since 1978, Mr. Haggerty has been admitted to practice law in the states of both Texas and Georgia.

As a result of these professional and other experiences, Mr. Haggerty possesses particular knowledge of real estate and commercial law, which strengthens the board of directors’ collective knowledge, capabilities and experience.

J. Douglas Holladay, Independent Director.  Mr. Holladay has been an independent director since April 2012.  Mr. Holladay has served as a general partner of Elgin Capital Partners, a private energy company based in Denver from 2008 to the present.  He is an advisor to Alexander Proudfoot, Headwaters, the Business Growth Alliance, and the Case Foundation.  From 1999 to 2008, Mr. Holladay was co-founder of a middle market private equity fund, Park Avenue Equity Partners.  Since 2011, Mr. Holladay has been a guest columnist for the online Washington Post and is an adjunct professor at Georgetown University.  From 2009 to the present, Mr. Holladay has served on the board of directors of Miraval, a privately held luxury resort and spa located in Arizona.  From July 2004 to April 2007, Mr. Holladay served as a director of CNL Hotels & Resorts, Inc., a public non-traded REIT affiliated with CNL.  From 2004 until July 2008, Mr. Holladay also served as an advisor to Providence Capital (now CNL Opportunity Fund), a hedge fund based in Minnesota.  Previously, Mr. Holladay held senior positions at Goldman, Sachs & Co., the U.S. State Department and the White House.  While a diplomat, Mr. Holladay was accorded the personal rank of ambassador.  Between 2000 and 2009, Mr. Holladay served as a director for Sunrise Senior Living, Inc., a public company that provides senior living services in the United States, Canada and the United Kingdom.  Mr. Holladay attained an M.Litt. in political and economic history from Oxford University, an M.A. in theology from Princeton Theological Seminary, and an A.B. in political science from the University of North Carolina, Chapel Hill.  He holds honorary doctorates from Morehouse College and Nyack College.

As a result of these professional and other experiences, Mr. Holladay possesses particular knowledge of real estate investment and finance and the capital markets, which strengthens the board of directors’ collective knowledge, capabilities and experience.

Ixchell C. Duarte, Chief Financial Officer, Senior Vice President and Treasurer.  Ms. Duarte has served as our chief financial officer and treasurer since February 2018 and as a senior vice president since March 2012.  She previously served as the Company’s chief accounting officer from March 2012 to June 2017 and as a vice president from February 2012 to March 2012.  Ms. Duarte has served as senior vice president and chief accounting officer of our advisor since November 2013.  Ms. Duarte served as senior vice president and chief accounting officer of CNL Lifestyle Properties, Inc., a public, non-traded REIT from March 2012 until its dissolution in December 2017 and as its vice president from February 2012 to March 2012, as well as senior vice president and chief accounting officer of its advisor since November 2013.  Ms. Duarte served as senior vice president and chief accounting officer of CNL Growth Properties, Inc., a public non-traded REIT from June 2012 until its dissolution in October 2017 and as senior vice president of its advisor from November 2013 to December 2017.  Ms. Duarte also served as senior vice president and chief accounting officer of Global Income Trust, Inc., another public non-traded REIT, from June 2012 until its dissolution in December 2015 and served as a senior vice president of its advisor from November 2013 to December 2016.  Ms. Duarte has served as chief financial officer and treasurer of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since February 2018, and has served as senior vice president since January 2016.  She also served as chief accounting officer from January 2016 to June 2017 and as senior vice president and chief accounting officer of its advisor, CHP II Advisors, LLC, since July 2015.  Ms. Duarte served as controller at GE Capital, Franchise Finance, from February 2007 through January 2012 and served as senior vice president and chief accounting officer of Trustreet Properties, Inc., a publicly traded REIT.  Prior to that, she held various other positions with Trustreet and predecessor CNL companies, including senior vice president, chief financial officer, secretary and treasurer. Ms. Duarte began her career in the audit practice of KPMG, LLP and then Coopers & Lybrand.  She received a B.S. in accounting from the Wharton School of the University of Pennsylvania and is a certified public accountant.

John F. Starr.  Chief Operating Officer and Senior Vice President.  Mr. Starr has served as the Company’s chief operating officer since February 2018 and as senior vice president since March 2013. Mr. Starr also has served as chief operating officer of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since February 2018 and as senior vice president since January 2016.  Mr. Starr served as Senior Vice President of CNL Lifestyle Properties, Inc., from March 2013 until its dissolution in December 2017.  Mr. Starr served as chief portfolio management officer of CNL Growth Properties, Inc., a public, non-traded REIT from December 2012 until its dissolution in October 2017.      Mr. Starr served as chief portfolio management officer of Global Income Trust, Inc. from December 2012 until its dissolution in December 2015.  Mr. Starr has served as group chief operating officer at CNL Financial Group Investment Management, LLC since February 2018 and as chief portfolio management officer (January 2013 to November 2015) and chief portfolio officer (November 2015 to February 2018) responsible for developing and implementing strategies to maximize the financial performance of CNL’s real estate portfolios.  He also served as a senior vice president of CNL Private Equity Corp. from December 2010 until his appointment as the chief portfolio management officer.  Between June 2009 and December 2010, he served as CNL Private Equity Corp.’s senior vice president of asset management, responsible for the oversight and day-to-day management of all real estate assets from origination to disposition.  At CNL Management Corp., Mr. Starr served as senior vice president of asset management, from June 2007 to December 2010.  Between January 2004 and February 2005, Mr. Starr served as vice president of real estate portfolio management at Trustreet, and from February 2005 to February 2007, he served as Trustreet’s vice president of special servicing, and as president of a Trustreet affiliate, where he was responsible for the resolution and value optimization of distressed leases and loans.  From February 2007 to May 2007, following the sale of Trustreet to GE Capital, he served as GE Capital, Franchise Finance’s vice president of special servicing, before rejoining CNL affiliates in June 2007.  Between May 2002 and January 2004, Mr. Starr was assistant vice president of special servicing at CNL Restaurant Properties, Inc.  Prior to joining CNL’s affiliates, Mr. Starr served in various positions in the credit products management group at Wachovia Bank, Orlando, Florida, from December 1997 to May 2002.  Mr. Starr received a B.S. in business and an M.B.A. from the University of Florida in 1997 and 2007, respectively.

Tracey B. Bracco., General Counsel, Senior Vice President and Secretary.  Ms. Bracco has served as general counsel, senior vice president and secretary of the Company since March 2018. Ms. Bracco has served as assistant general counsel and assistant secretary of the Company since June 2014 and as vice president since March 2013. Ms. Bracco also has served as general counsel and secretary of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since August 23, 2016 and as its vice president since January 2016, as well as vice president of its advisor, CHP II Advisors, LLC, since its inception on July 9, 2015. Ms. Bracco has served as deputy general counsel, real estate of CNL Financial Group Investment Management, LLC since March 2016, and previously served as assistant general counsel (April 2013 to March 2016), where she oversees CNL’s non-traded REITS, as well as supervising the acquisition and asset management functions relating to fund management for CNL. Ms. Bracco served as assistant general counsel and assistant secretary of CNL Lifestyle Properties, Inc., a public, non-traded REIT, from June 2014 and as vice president since March 2013 until its dissolution in December 2017 and as vice president of its advisor since November 2013. Prior to joining CNL Lifestyle Properties, Inc., Ms. Bracco spent six years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Bracco is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. She received a B.S. in Journalism from the University of Florida and her J.D. from Boston University School of Law.

L. Burke Rainey. Vice President and Chief Accounting Officer. Mr. Rainey has served as the Company’s vice president and chief accounting officer since June 2017, having served as the Company’s controller from April 2014 to June 2017 and as director of accounting and financial reporting from November 2012 to March 2014.  Mr. Rainey also has served in comparable positions at CNL Healthcare Properties II, Inc., a public non-traded REIT, since its inception in July 2015 and Global Income Trust, Inc., a public non-traded REIT, from November 2012 through its dissolution in December 2015.  Prior to joining the Company, Mr. Rainey worked in the assurance practice of Ernst & Young LLP’s Miami office, most recently serving as an audit manager on several multinational clients.  He is a licensed certified public accountant in the State of Florida and a chartered global management accountant.  Mr. Rainey received a B.B.A with a major in accountancy and an M.S.A with a concentration in financial reporting and assurance services from the Mendoza College of Business at the University of Notre Dame.

Corporate Governance:

Board Leadership Structure and Risk Oversight

Separate CEO and Chairman

The Company currently operates under a leadership structure in which the positions of chairman of the Board and chief executive officer have been separated, such that each position is held by a different person.  Although the Board has no mandatory policy with respect to the separation of the offices of chairman and the chief executive officer, the Board believes that it is appropriate to have these as separate positions at this time on account of the varying strengths, experiences and relationships of each of these individuals in the real estate industry. Mr. Seneff serves as the chairman of the Board and has unique knowledge, experience and relationships with the board of directors and management and within a broad spectrum of the real estate market. Mr. Mauldin serves as our president and chief executive officer, in addition to his position of vice chairman of the Board.

Board Structure and Director Independence

Under our organizational documents, we must have at least three but not more than fifteen directors. The Board of Directors has currently set the number of directors at five. A majority of these directors must be “independent.” An “Independent Director” is defined under our Third Articles of Amendment and Restatement (“Charter”) as one who is not, and within the last two years has not been, directly or indirectly associated with the Sponsor or the Advisor by virtue of (i) ownership of an interest in the Sponsor, the Advisor or any of their affiliates, (ii) employment by the Sponsor, the Advisor or any of their affiliates, (iii) service as an officer or director of the Sponsor, the Advisor or any of their affiliates, (iv) performance of services, other than as a director, for the Company, (v) service as a director or trustee of more than three REITs sponsored by the Sponsor or advised by the Advisor, or (vi) maintenance of a material business or professional relationship with the the Sponsor, Advisor or any of their affiliates. An indirect relationship shall include circumstances in which a director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with the Sponsor, the Advisor, any of their affiliates or the Company. A business or professional relationship is considered material if the gross revenue derived by the director from the Sponsor, the Advisor and any of their affiliates exceeds five percent of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. The Board annually reviews business and charitable relationships of directors in order to make a determination as to the independence of each director. Only those directors whom the Board determines have no material relationship with us or our affiliates that would impair their independent judgment are considered independent directors. The Board has considered the independence of each director and nominee for election as a director in accordance with the elements of independence set forth in our Charter and the elements of independence in the listing standards of the New York Stock Exchange (“NYSE”), even though our shares are not listed on the NYSE. After performing such a review, based upon information solicited from each nominee, the Board has affirmatively determined that each of Messrs. Martin, Haggerty and Holladay has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) other than as a director of the Company and each satisfies the elements of independence set forth in our Charter and in the listing standards of the NYSE, as currently in effect. There are no familial relationships between any of our directors and executive officers.

We believe that our Board leadership structure is effective for the Company and provides for appropriate oversight of the Company’s risk management, by providing balanced leadership through the separated chairman and chief executive officer positions, and by having strong independent leaders on the Board who are fully engaged and provide significant input into Board deliberations and decisions. Below is additional information about our risk oversight procedures.

Board Meetings and Attendance

The Board of Directors held four (4) meetings in 2017.  All directors attended 100% of the meetings of the Board. Although the Company does not have a policy on director attendance at the annual meetings of stockholders, directors are encouraged to do so.

Committees of the Board

Audit Committee

The Company has a standing Audit Committee, the members of which are selected by the Board each year.  The Audit Committee, which is composed entirely of Independent Directors, is chaired by an Independent Director.  The current membership of the Audit Committee and other descriptive information is summarized below.

Independent Directors	Position
J. Chandler Martin	C, E
Michael P. Haggerty	M
J. Douglas Holladay	M
Number of 2017 Meetings	4

FOOTNOTE:

(1)	C – Committee Chair
(2)	E – Audit Committee Financial Expert
(3)	M – Committee Member

The Audit Committee operates under a written charter adopted by the Board, which can be found in the Corporate Governance section of the Investor Relations page of our website, CNLHealthcareProperties.com.

The Audit Committee assists the Board by providing oversight responsibilities relating to the following:

•	The integrity of financial reporting;
•	The annual independent audit process;
•	The independence, qualifications and performance of our independent auditor;
•	Our systems of internal control over financial reporting and disclosure controls and procedures;
•	The performance of our internal audit department;
•	Compliance with management’s audit, accounting and financial reporting policies and procedures;
•	Our policies and procedures for risk assessment and risk management; and
•	The process to estimate the Company’s NAV per share on an annual basis.

In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors.  In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work.  During the year ended December 31, 2017, the Audit Committee held a total of four (4) meetings, including four (4) meetings with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to the filing of such reports with the SEC (the Commission”).  Each member of the Audit Committee attended 100% of the meetings.

The Board has determined that each member of the Audit Committee is independent under our Charter and the listing standards of the NYSE, as currently in effect.  In addition, the Audit Committee determined that Mr. Martin is an “audit committee financial expert” under the rules and regulations of the Commission for purposes of Section 407 of the Sarbanes-Oxley Act of 2002.

Other Board Committees

In August 2013, the Board initiated a process to estimate the Company’s NAV per share and created a special committee, comprised solely of independent directors, charged with oversight of the Company’s valuation process (the “Valuation Committee”).

Currently, the Company does not have a nominating committee or a compensation committee.  The Board is of the view that it is not necessary to have a nominating committee at this time because the Board is composed of only five members, a majority of whom are “independent” (as defined under our Charter and the listing standards of the NYSE, as currently in effect).  The Board does not have a compensation committee because the Company is externally advised and does not have any employees.  We do not separately compensate our executive officers for their services as officers.  At such time, if any, as the Company’s shares of common stock are listed on a national securities exchange such as the NYSE or the NASDAQ Stock Market, or the Company has employees to whom it directly provides compensation, the Board will form a compensation committee, the members of which will be selected by the full Board annually.

Risk Oversight

The Audit Committee focuses on the adequacy of the Company’s enterprise risk management and risk mitigation processes. The Audit Committee meets regularly to discuss the strategic direction and the issues and opportunities facing the Company in light of trends and developments in the REIT industry and general business environment. Throughout the year, the Board provides guidance to management regarding the Company’s strategy and helps to refine its operating plans to implement the Company’s strategy. Annually, Internal Audit presents the results of the enterprise risk assessment to the Audit Committee. The risk assessment approach includes reviewing the categories of risk the Company faces, including any fraud and business risks, as well as the likelihood of occurrence, the potential impact of those risks and mitigating measures. The involvement of the Audit Committee in setting the Company’s business strategy is critical to the determination of the types and appropriate levels of risk undertaken by the Company. The Board’s role in risk oversight of the Company is consistent with the Company’s leadership structure, with the president and chief executive officer and other members of senior management having responsibility for assessing and managing the Company’s risk exposure, and the Board and the Audit Committee providing oversight of risk management efforts.

Committee Charters and Other Corporate Governance Documents

The Board has adopted corporate governance policies and procedures that the Board believes are in the best interest of the Company and its stockholders as well as compliant with the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Commission, more particularly:

•	A majority of the Board and all of the members of the Audit Committee are independent, as discussed above in “Board Structure and Director Independence.”
•	The Board has adopted a charter for the Audit Committee; and one member of the Audit Committee is an “audit committee financial expert” as defined in Commission rules.
•	The Audit Committee hires, determines compensation of, and decides the scope of services performed by the Company’s independent auditors.
•

The Company has adopted a Code of Business Conduct that applies to all directors, managers, officers and employees of the Company, as well as all directors, managers, officers and employees of our advisor, CNL Healthcare Corp. (the “Advisor”). The Code of Business Conduct sets forth the basic principles to guide their day-to-day activities.

•

The Company has adopted a Whistleblower Policy that applies to the Company and all employees of the Advisor, and establishes procedures for the anonymous submission of employee complaints or concerns regarding financial statement disclosures, accounting, internal accounting controls or auditing matters.

The Audit Committee Charter, and the Whistleblower Policy and the Code of Business Conduct are available in the Corporate Governance section of the Forms and Literature page of our website, CNLHealthcareProperties.com, and will be sent to any stockholder who requests them from CNL Client Services, 450 South Orange Avenue, Orlando, Florida 32801, (866) 650-0650.

Item 11.	EXECUTIVE COMPENSATION

Board of Directors Report on Compensation

The following report of the Board should not be deemed “filed” with the Commission or incorporated by reference into any other filing the Company makes under the Securities Act or the Exchange Act except to the extent the Company specifically incorporates this report by reference therein.

The Board reviewed and discussed with management the Compensation Discussion and Analysis set forth below (“CD&A”).  Based on the Board’s review of the CD&A and the Board’s discussions of the CD&A with management, the Board approved including the CD&A in this Annual Report on Form 10-K for filing with the Commission.

The Board of Directors
James M. Seneff, Jr.
Stephen H. Mauldin
J. Chandler Martin
Michael P. Haggerty
J. Douglas Holladay

Compensation Discussion and Analysis

The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2017. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.

If the Company determines to compensate named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.

Compensation of Directors

Two of our directors, Messrs. Seneff and Mauldin, are employed by and receive compensation from affiliates of our Advisor.  We do not separately compensate them for their services as directors to the Company. Below is information regarding the compensation program in effect during 2017 for our independent directors.

Annual Board Retainer	$45,000
Annual Audit Committee Retainer	$10,000 - Audit Committee Chair
Board and Committee Meeting Attendance Fees	$2,000 for each Board and Committee Meeting attended
Other Fees

$2,000 per day for other meetings and Company related business outside of normally scheduled Board and Committee meetings, however, no compensation is paid for attending Annual Meetings of Stockholders.

In addition to the above Annual retainers and fees, we pay for or reimburse our independent directors for their meeting-related expenses.  The purpose of our independent director compensation program is to allow us to continue to attract and retain qualified Board members and recognize the significant commitment required of our directors.

The following table gives information regarding the compensation we provided to our directors in 2017.

Director Compensation - 2017 Fiscal Year Name	Fees Earned or Paid in Cash	Total Compensation
Thomas K. Sittema (Chairman) (1)	$—	$—
Stephen H. Mauldin	―	―
J. Chandler Martin	73,000	73,000
Michael P. Haggerty	63,000	63,000
J. Douglas Holladay	63,000	63,000

FOOTNOTE:

(1)	Mr. Sittema served as Chairman of the Board during 2017 until his resignation effective December 31, 2017.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the shares of the Company’s common stock beneficially owned by each director and nominee, by each executive officer and by all executive officers and directors as a group, based upon information furnished by such stockholders, directors and officers. Unless otherwise noted below, such persons have sole investment and voting power over the shares. The address of the named officers and directors is CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 1% of the total shares outstanding at March 16, 2018.

Name	Number of Shares
J. Chandler Martin	―
Michael P. Haggerty	―
J. Douglas Holladay	―
James M. Seneff, Jr (1)	1,370,820
Stephen H. Mauldin	6,064
John F. Starr	406
Ixchell C. Duarte	―
Tracey B. Bracco	―
L. Burke Rainey	―
All directors and executive officers as a group (9 persons)	1,377,290

FOOTNOTE:

(1)	Represents shares held of record by our advisor, CNL Healthcare Corp

Five Percent Stockholders

There are no persons who are known to us to be the beneficial owners of more than 5% of our outstanding common stock as of December 31, 2017 or March 16, 2018.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is externally advised and has no direct employees. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Company’s offering and a wholly owned subsidiary of CNL, our Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to certain fees as described in Note 11 “Related Party Arrangements” in Item 8. “Financial Statements and Supplementary Data.”

During 2017, the Company’s Total Operating Expenses incurred represented approximately 1.38% of Average Invested Assets, as each term is defined in the Company’s Charter. During 2017, the Company’s Total Operating Expenses incurred represented approximately 51.2% of Net Income, as each term is defined in the Company’s Charter.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

PricewaterhouseCoopers LLP serves as the Company’s principal accounting firm and audited the Company’s consolidated financial statements for the years ended December 31, 2017 and 2016.

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2017 and December 31, 2016, and fees billed for other services rendered (for audit and non-audit services and all “out-of-pocket” costs incurred in connection with these services) by PricewaterhouseCoopers LLP during these periods.

	Years Ended December 31,
	2017	2016
Audit fees	$735,000	$994,250
Audit-related fees	—	—
Tax fees	582,139	492,957
All other fees	—	—
Total Fees	$1,317,139	$1,487,207

Audit Fees – Consists of professional services rendered in connection with the annual audit of the Company’s consolidated financial statements included in the Company’s annual report on Form 10-K and quarterly reviews of the Company’s interim financial statements included in the Company’s quarterly reports on Form 10-Q. Audit fees also include fees for services performed by PricewaterhouseCoopers that are closely related to the audit and in many cases could only be provided by the Company’s independent auditors. Such services include consents related to the Company’s registration statements, assistance with, and review of, other documents filed with the Commission and accounting advice on completed transactions.

Audit-Related Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as audit-related fees during the years ended December 31, 2017 and 2016.

Tax Fees – Consists of services related to corporate tax compliance, including review of corporate tax returns, review of the tax treatments for certain expenses, tax due diligence or other consulting fees.

All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2017 and 2016.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)	List of Documents Filed as a Part of This Report:
(1)	Index to Consolidated Financial Statements:

CNL Healthcare Properties, Inc.

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2017

Schedule IV – Mortgage Loans on Real Estate for the years ended December 31, 2017, 2016 and 2015

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

3.1

Third Articles of Amendment and Restatement of CNL Healthcare Properties, Inc. (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed July 25, 2016 and incorporated herein by reference.)

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

10.59

Third Amendment to Credit Agreement dated as of November 19, 2015 by and between CHP Partners, LP, as borrower, and KeyBank National Association, as agent for itself and the other lenders (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed November 25, 2015 and incorporated herein by reference.)

10.60

Term Loan Agreement dated as of November 19, 2015 by and among CHP Partners, LP, as borrower, KeyBank National Association, as administrative agent, and certain lenders (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed November 25, 2015 and incorporated herein by reference.)

10.61

Guaranty Agreement dated as of November 19, 2015 by CNL Healthcare Properties, Inc. and certain of its subsidiaries (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed November 25, 2015 and incorporated herein by reference.)

10.62	Schedule of Omitted Documents (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101

The following materials from CNL Healthcare Properties, Inc., Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of March 2018.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 16, 2018
JAMES M. SENEFF, JR.

/s/ Michael P. Haggerty	Independent Director	March 16, 2018
MICHAEL P. HAGGERTY

/s/ J. Douglas Holladay	Independent Director	March 16, 2018
J. DOUGLAS HOLLADAY

/s/ J. Chandler Martin	Independent Director	March 16, 2018
J. CHANDLER MARTIN

/s/ Stephen H. Mauldin	Vice Chairman of the Board and Chief Executive Officer	March 16, 2018
STEPHEN H. MAULDIN	(Principal Executive Officer)

/s/ Ixchell C. Duarte	Chief Financial Officer, Senior Vice President and Treasurer	March 16, 2018
IXCHELL C. DUARTE	(Principal Financial Officer)

/s/ L. Burke Rainey	Vice President and Chief Accounting Officer	March 16, 2018
L. BURKE RAINEY	(Principal Accounting Officer)