Form 10-Q
period 2018-03-31
CNL Healthcare Properties, Inc.
filed 2018-05-10
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of common stock of the registrant outstanding as of April 30, 2018 was 173,991,512.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	March 31,	December 31,
ASSETS	2018	2017
Real estate investment properties, net (including VIEs $207,283 and $209,212, respectively)	$2,465,250	$2,483,358
Intangibles, net (including VIEs $1,638 and $1,836, respectively)	93,366	99,452
Cash (including VIEs $1,276 and $2,203, respectively)	67,382	64,522
Deferred rent and lease incentives (including VIEs $7,216 and $6,330, respectively)	44,738	42,790
Other assets (including VIEs $841 and $1,025, respectively)	35,800	35,687
Assets held for sale, net (including VIEs $4,790 and $4,867, respectively)	57,524	57,484
Restricted cash (including VIEs $1,271 and $1,242, respectively)	9,673	10,169
Total assets	$2,773,733	$2,793,462

LIABILITIES AND EQUITY

Liabilities:
Mortgages and other notes payable, net (including VIEs $154,724 and $153,409, respectively)	$1,028,789	$1,032,153
Credit facilities	645,304	630,066
Accounts payable and accrued liabilities (including VIEs $3,728 and $4,469, respectively)	47,434	46,702
Other liabilities (including VIEs $1,168 and $1,243, respectively)	26,863	27,940
Due to related parties	4,055	3,941
Total liabilities	1,752,445	1,740,802

Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	427	425

Stockholders' equity:
Preferred stock, $0.01 par value per share,
200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share,
300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized,
185,566 and 184,493 shares issued, and 173,991 and 174,634 shares outstanding, respectively	1,741	1,747
Capital in excess of par value	1,517,071	1,523,372
Accumulated loss	(216,649)	(208,775)
Accumulated distributions	(284,607)	(264,283)
Accumulated other comprehensive income (loss)	2,168	(985)
Total stockholders' equity	1,019,724	1,051,076
Noncontrolling interest	1,137	1,159
Total equity	1,021,288	1,052,660
Total liabilities and equity	$2,773,733	$2,793,462

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Rental income and tenant reimbursements	$37,066	$37,478
Resident fees and services	67,519	58,220
Total revenues	104,585	95,698

Operating expenses:
Property operating expenses	51,879	45,423
General and administrative	3,474	3,472
Asset management fees	7,597	7,272
Property management fees	5,325	4,612
Depreciation and amortization	25,576	27,456
Total operating expenses	93,851	88,235
Operating income	10,734	7,463

Other income (expense):
Interest and other income	148	66
Interest expense and loan cost amortization	(18,232)	(15,082)
Equity in earnings of unconsolidated entity	87	204
Total other expense	(17,997)	(14,812)

Loss before income taxes	(7,263)	(7,349)
Income tax expense	(635)	(115)
Net loss	(7,898)	(7,464)
Less: Net loss attributable to noncontrolling interest	(24)	(140)
Net loss attributable to common stockholders	$(7,874)	$(7,324)

Net loss per share of common stock (basic and diluted)	$(0.05)	$(0.04)
Weighted average number of shares of
common stock outstanding (basic and diluted)	174,854	175,277
Distributions declared per share of common stock	$0.11639	$0.10581

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(7,898)	$(7,464)

Other comprehensive income (loss):
Unrealized gain on derivative financial instruments, net	3,027	2,235
Reclassification of cash flow hedges due to ineffectiveness	―	(4)
Reclassification of cash flow hedges upon derecognition	126	―
Total other comprehensive income (loss)	3,153	2,231

Comprehensive loss	(4,745)	(5,233)
Less: Comprehensive loss attributable to noncontrolling interest	(24)	(140)
Comprehensive loss attributable to common stockholders	$(4,721)	$(5,093)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)
(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2017	$425	174,634	$1,747	$1,523,372	$(208,775)	$(264,283)	$(985)	$1,051,076	$1,159	$1,052,660
Subscriptions received for common stock through reinvestment plan	―	1,073	11	11,067	―	―	―	11,078	―	11,078
Redemptions of common stock	―	(1,716)	(17)	(17,368)	―	―	―	(17,385)	―	(17,385)
Net loss	(2)	―	―	―	(7,874)	―	―	(7,874)	(22)	(7,898)
Other comprehensive income	―	―	―	―	―	―	3,153	3,153	―	3,153
Cash distributions declared ($0.11639 per share)	―	―	―	―	―	(20,324)	―	(20,324)		(20,324)
Contribution from noncontrolling interests	4	―	―	―	―	―	―	―	―	4
Balance at March 31, 2018	$427	173,991	$1,741	$1,517,071	$(216,649)	$(284,607)	$2,168	$1,019,724	$1,137	$1,021,288

Balance at December 31, 2016	$472	175,070	$1,751	$1,528,435	$(182,813)	$(186,551)	$(7,863)	$1,152,959	$1,386	$1,154,817
Subscriptions received for common stock through reinvestment plan	―	1,037	10	10,402	―	―	―	10,412	―	10,412
Redemptions of common stock	―	(1,088)	(10)	(10,860)	―	―	―	(10,870)	―	(10,870)
Net loss	(30)	―	―	―	(7,324)	―	―	(7,324)	(110)	(7,464)
Other comprehensive income	―	―	―	―	―	―	2,231	2,231	―	2,231
Distribution to holder of noncontrolling interest	―	―	―	―	―	―	―	―	(12)	(12)
Cash distributions declared ($0.10581 per share)	―	―	―	―	―	(18,525)	―	(18,525)	―	(18,525)
Balance at March 31, 2017	$442	175,019	$1,751	$1,527,977	$(190,137)	$(205,076)	$(5,632)	$1,128,883	$1,264	$1,130,589
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2018		2017
Operating activities:
Net cash flows provided by operating activities		$17,787	$18,667

Investing activities:
Development of properties		(819)	(20,584)
Capital expenditures		(1,969)	(2,369)
Other investing activities		(955)	(294)
Net cash used in investing activities		(3,743)	(23,247)

Financing activities:
Distributions to stockholders, net of distribution reinvestments		(9,246)	(8,113)
Redemptions of common stock		(11,711)	(10,397)
Draws under credit facilities		15,000	10,000
Repayments on credit facilities		―	(24,863)
Proceeds from mortgages and other notes payable		1,500	45,645
Principal payments on mortgages and other notes payable		(5,662)	(6,082)
Contingent purchase price consideration payments		―	(2,529)
Other financing activities		(1,561)	(414)
Net cash flows (used in) provided by financing activities		(11,680)	3,247

Net increase (decrease) in cash and restricted cash		2,364	(1,333)
Cash and restricted cash at beginning of period		74,691	71,238
Cash and restricted cash at end of period		$77,055	$69,905

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Accrued development costs		$402	$10,276
Redemptions payable		$17,385	$10,870
Distribution to holder of promoted interest	$	―	$2,000

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (“Company”) was incorporated on June 8, 2010 and elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the year ended December 31, 2012.  The Company is externally advised by CNL Healthcare Corp. (“Advisor”) and its property manager is CNL Healthcare Manager Corp. (“Property Manager”), each of which is an affiliate of CNL Financial Group, LLC (“Sponsor”).  The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”) and CNL Securities Corp. (“Managing Dealer”), the managing dealer of the Company’s public offerings (“Offerings”) and a wholly owned subsidiary of CNL. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the CHP Partners, LP (“Operating Partnership”) and the Advisor.  Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by affiliates of the Advisor and the Property Manager.  In addition, third-party sub-property managers have been engaged to provide certain property management services.

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

In 2017, the Company began evaluating strategic alternatives to provide liquidity to its stockholders.  The Company continues to evaluate strategic alternatives for an outcome in the best interests of its stockholders and will announce publicly once it has formed a special committee and engaged an investment banker.  Until such time, the Company will continue to strategically manage and position its portfolio to drive performance and value during what is now the maturation phase of the Company’s lifecycle.

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

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the three months ended March 31, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018.  Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”).

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

Reclassifications – Certain amounts in the prior year’s condensed consolidated balance sheet, statement of operations and statement of cash flows have been reclassified to conform to the current year’s presentation with no effect on the other previously reported consolidated financial statements.

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

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Adopted Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” as a new Accounting Standards Codification (“ASC”) topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted.  In addition, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)," which clarifies the scope of subtopic 610-20, that was issued as a part of ASU 2014-09, as it relates to in-substance nonfinancial assets and must be adopted concurrently with ASC 606.  Both ASUs can be adopted using one of two retrospective transition methods: (i) retrospectively to each prior reporting period presented or (ii) as a cumulative-effect adjustment as of the date of adoption.  The Company adopted these ASUs using the modified retrospective approach as its transition method on January 1, 2018; the adoption of which did not have a material impact to its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amended the hedge accounting model to better reflect an entity’s risk management activities. The ASU expands an entities ability to hedge nonfinancial and financial risk components as well as reduce the complexity related to fair value hedges of interest rate risk. The ASU further eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company early adopted this ASU prospectively on January 1, 2018; the adoption of which did not have a material impact on the Company’s consolidated results of operations or cash flows.

Recent Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted.  The ASU is to be applied using a modified retrospective approach.  The Company continues to execute on its implementation plan for ASC 842 and expects to adopt this ASU on January 1, 2019.  The Company expects that adoption will impact the Company’s consolidated financial statements and related financial statement disclosures; specifically, (1) the Company’s consolidated financial position as it relates to the required presentation for arrangements such as ground and air rights leases in which the Company is the lessee, and (2) the allocation of consideration between lease and non-lease components for arrangements in which the Company is the lessor.  However, the Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated results of operations or cash flows.  In addition, while still in exposure draft, the FASB has proposed a practical expedient for lessors allowing them to elect to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure if certain criteria are met.  If the proposed practical expedient is finalized, the Company plans to elect the practical expedient.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

3.	Revenue

Resident fees and services are operating revenues relating to the Company’s managed seniors housing properties, which are operated under a RIDEA structures.  Resident fees and services directly relate to the provision of monthly goods and services that are generally bundled together under a single resident agreement.   The Company accounts for its resident agreements as a single performance obligation under ASC 606 given the Company’s overall promise to provide a series of stand-ready goods and services to its residents each month.  Resident fees and services are recorded in the period in which the goods are provided and the services performed and generally consist of (1) monthly rent, which covers occupancy of the residents’ unit as well as basic services, such as utilities, meals and certain housekeeping services, and (2) service level charges, such as assisted living care, memory care and ancillary services.  Resident agreements are generally short-term in nature, billed monthly in advance and cancelable by the residents with a 30-day notice.  Resident agreements may require the payment of upfront fees prior to moving into the community with any non-refundable portion of such fees being recorded as deferred revenue and amortized over the estimated resident stay.

The following table represents the disaggregated revenue for resident fees and services during the three months ended March 31, 2018 and 2017:

	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2018	2017	2018	2017	2018	2017
Independent living	2,261	2,261	$17.5	12.7	25.9%	21.8%
Assisted living	2,966	2,885	33.7	30.5	49.9%	52.4%
Memory care	853	774	13.0	11.9	19.3%	20.4%
Other revenues	―	―	3.3	3.1	4.9%	5.3%
	6,080	5,920	$67.5	58.2	100.0%	100.0%

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Land and land improvements	$251,944	$251,806
Building and building improvements	2,414,101	2,412,687
Furniture, fixtures and equipment	83,019	82,759
Less: accumulated depreciation	(283,814)	(263,894)
Total real estate assets, net	$2,465,250	$2,483,358

Depreciation expense on the Company’s real estate investment properties, net was approximately $20.0 million and $19.5 million for the three months ended March 31, 2018 and 2017, respectively. These amounts include depreciation through the determination date on assets held for sale; refer to Note 14, “Assets Held For Sale, net” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31,	December 31,
	2018	2017
In-place lease intangibles	$223,269	$223,269
Above-market lease intangibles	13,860	13,860
Below-market ground lease intangibles	12,470	12,470
Less: accumulated amortization	(156,233)	(150,147)
Intangible assets, net	$93,366	$99,452

Below-market lease intangibles	$(11,972)	$(11,973)
Above-market ground lease intangibles	(3,407)	(3,407)
Less: accumulated amortization	5,969	5,629
Intangible liabilities, net (1)	$(9,410)	$(9,751)

____________

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $6.1 million for the three months ended March 31, 2018, of which approximately $0.4 million was treated as a reduction of rental income and tenant reimbursements, approximately $0.1 million was treated as an increase of property operating expenses and approximately $5.6 million was included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $8.5 million for the three months ended March 31, 2017, of which approximately $0.4 million was treated as a reduction of rental income and tenant reimbursements, approximately $0.1 million was treated as an increase of property operating expenses and approximately $8.0 million was included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $0.3 million for the three months ended March 31, 2018, of which approximately $0.3 million was treated as an increase of rental income and tenant reimbursements and approximately $0.02 million was treated as a reduction of property operating expenses.  For the three months ended March 31, 2017, amortization on the Company’s intangible liabilities was approximately $0.4 million, of which approximately $0.4 million was treated as an increase of rental income and tenant reimbursements and approximately $0.02 million was treated as a reduction of property operating expenses.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

6.	Variable Interest Entities

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Assets:
Real estate investment properties, net	$207,283	$209,212
Intangibles, net	$1,638	$1,836
Cash	$1,276	$2,203
Deferred rent and lease incentives	$7,216	$6,330
Other assets	$841	$1,025
Assets held for sale, net	$4,790	$4,867
Restricted cash	$1,271	$1,242
Liabilities:
Mortgages and other notes payable, net	$154,724	$153,409
Accounts payable and accrued liabilities	$2,950	$3,560
Accrued development costs	$778	$909
Other liabilities	$1,168	$1,243

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $63.0 million as of March 31, 2018. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

As of March 31, 2018 and December 31, 2017, the Company had 10 subsidiaries which are classified as VIEs due to the following factors and circumstances as of March 31, 2018:

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

7.	Contingent Purchase Price Consideration

During the three months ended March 31, 2018, the Company did not have any adjustments or cash flows related to contingent purchase price consideration as the Company had no remaining obligations as of December 31, 2017.  The following table provides a roll-forward of the fair value of the Company’s aggregate contingent purchase price consideration for the three months ended March 31, 2017 (in thousands):

	Quarter Ended March 31, 2017
Property	Beginning asset (liability) as of December 31, 2016	Contingent Consideration Payment (Receipt)		Change in Fair Value	Ending asset (liability) as of March 31, 2017
Superior Residences of Panama City	$(4,000)	$2,000	$	―	$(2,000)
Siena Pavilion VI	(645)	529		―	(116)
Center One	1,079	(102)		―	977
	$(3,566)	$2,427	$	―	$(1,139)

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

8.	Indebtedness

The following table provides details of the Company’s indebtedness as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Mortgages payable and other notes payable:
Fixed rate debt	$407,014	$409,607
Variable rate debt (1) (2)	627,591	629,160
Mortgages and other notes payable (3)	1,034,605	1,038,767
Premium (discount), net (4)	94	102
Loan costs, net	(5,910)	(6,716)
Total mortgages and other notes payable, net	1,028,789	1,032,153
Credit facilities:
Revolving Credit Facility (1) (2) (5)	197,000	182,000
First Term Loan Facility (1)	175,000	175,000
Second Term Loan Facility (1) (2)	275,000	275,000
Loan costs, net related to Term Loan Facilities	(1,696)	(1,934)
Total credit facilities, net	645,304	630,066
Total indebtedness, net	$1,674,093	$1,662,219

_____________

FOOTNOTES:

(1)

As of March 31, 2018 and December 31, 2017, the Company had entered into interest rate swaps with notional amounts of approximately $492.5 million and $506.4 million, respectively, which were settling on a monthly basis. Refer to Note 10. “Derivative Financial Instruments” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

8.	Indebtedness (continued)

(2)

As of March 31, 2018 and December 31, 2017, the Company had entered into interest rate caps with notional amounts of approximately $527.0 million and $527.0 million, respectively. In addition, as of March 31, 2018 the Company had entered into interest rate caps with forward effective dates with notional amounts of approximately $636.6 million in order to hedge the Company’s exposure to interest rate changes in future periods.  Refer to Note 10. “Derivative Financial Instruments” for additional information.

(3)

As of March 31, 2018 and December 31, 2017, the Company’s mortgages and other notes payable are collateralized by 76 and 76 properties, respectively, with total carrying value of approximately $1.6 billion and $1.6 billion, respectively.

(4)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(5)

As of March 31, 2018 and December 31, 2017, the Company had undrawn availability under the senior unsecured revolving line of credit (“Revolving Credit Facility”) of approximately $23.6 million and $28.4 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$1,029.6	$1,028.8	$1,034.9	$1,032.2
Credit facilities	$647.0	$645.3	$632.0	$630.1

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of March 31, 2018 and December 31, 2017 because of the relatively short maturities of the obligations.

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

As of March 31, 2018, the Company was in compliance with all financial covenants.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

9.	Related Party Arrangements

During the three months ended March 31, 2018 and 2017, the Company paid approximately $0.2 million and $0.1 million, respectively, of cash distributions on restricted stock issued pursuant to the expense support agreements, which have been recognized as compensation expense and included in general and administrative expense in the accompanying condensed consolidated statements of operations.

The expenses and fees incurred by and reimbursable to the Company’s related parties for the three months ended March 31, 2018 and 2017, and related amounts unpaid as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	Three Months Ended		Unpaid amounts as of (1)
	March 31,		March 31,	December 31,
	2018	2017	2018	2017
Reimbursable expenses:
Operating expenses (2)	$1,624	$1,302	$1,129	$1,042
Acquisition fees and expenses	―	―	―	2
	1,624	1,302	1,129	1,044
Investment services fees (3)	―	40	―	―
Financing coordination fees (4)	―	280	―	―
Property management fees (5)	1,168	1,263	392	381
Asset management fees (6)	7,597	7,487	2,534	2,516
	$10,389	$10,372	$4,055	$3,941

____________

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.

(3)

No investment service fees were incurred for the three months ended March 31, 2018.  For the three months ended March 31, 2017, the Company incurred approximately $0.04 million in investment service fees related to the Company’s completed developments, of which approximately $0.04 million were capitalized an included in real estate assets, net in the accompanying condensed consolidated balance sheets.  Investment services fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.

(4)

No financing coordination fees were incurred for the three months ended March 31, 2018.  For the three months ended March 31, 2017, the Company incurred approximately $0.3 million in financing coordination fees related to the Tega Cay Loan refinancing.

(5)

For the three months ended March 31, 2018, the Company incurred approximately $1.2 million in property management fees payable to the Property Manager. For the three months ended March 31, 2017, the Company incurred approximately $1.3 million in property and construction management fees payable to the Property Manager of which approximately $0.2 million in construction management fees were capitalized and included in real estate under development in the accompanying condensed consolidated balance sheets.

(6)

For the three months ended March 31, 2018, the Company incurred approximately $7.6 million in asset management fees payable to the Advisor.  For the three months ended March 31, 2017, the Company incurred approximately $7.5 million in asset management fees payable to the Advisor of which approximately $0.2 million was capitalized and included in real estate assets, net in the accompanying condensed consolidated balance sheets. No expense support was received for the three months ended March 31, 2018 and 2017.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

10.	Derivative Financial Instruments

The following summarizes the terms of the Company’s derivative financial instruments and the corresponding asset (liability) as of March 31, 2018 and December 31, 2017 (in thousands):

								Fair value asset (liability) as of
Notional Amount			Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	March 31, 2018		December 31, 2017
$	―		1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018	$	―	$1
	$36,687	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018		$(84)	$(213)
	$25,000	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018		$(85)	$(182)
	$46,834	(2)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019		$12	$(280)
	$80,442	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019		$90	$(424)
	$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019		$837	$464
	$128,573	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019		$1,209	$516
	$260,000	(3)	1.5%	― %	11/19/2015	11/19/2015	11/30/2018		$956	$681
	$150,000	(3)	1.5%	― %	3/1/2016	3/1/2016	11/30/2018		$551	$393
	$117,000	(3)	2.3%	― %	8/29/2017	8/29/2017	9/1/2019		$266	$95
	$410,000	(3)	3.0%	― %	3/28/2018	11/30/2018	12/19/2019		$297	―
	$175,000	(3)	3.0%	― %	3/28/2018	2/19/2019	12/19/2019		$119	―
	$51,575	(3)	3.0%	― %	3/28/2018	7/10/2018	12/19/2019		$38	―

____________

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
(2)

Amounts related to interest rate swaps held by the Company which are recorded at fair value and included in either other assets or other liabilities in the accompanying condensed consolidated balance sheets.

(3)	Amounts related to the interest rate caps held by the Company which are recorded at fair value and included in other assets in the accompanying condensed consolidated balance sheets.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

11.	Equity

Stockholders’ Equity:

Distribution Reinvestment Plan — For the three months ended March 31, 2018 and 2017, the Company received proceeds through its Reinvestment Plan of approximately $11.1 million (1.1 million shares) and $10.4 million (1.0 million shares), respectively.

Distributions — The following table details the Company’s historical estimated NAV per share, including the prices pursuant to the Reinvestment Plan and the Company’s monthly cash distributions per share:

	NAV per Share	Reinvestment Plan Price per Share	Quarterly Cash Distributions
Period
February 14, 2017 through June 30, 2017	$10.04	$10.04	$0.10581
July 1, 2017 through February 12, 2018	$10.04	$10.04	$0.11639
February 13, 2018 through March 31, 2018	$10.32	$10.32	$0.11639

During the three months ended March 31, 2018 and 2017, the Company declared cash distributions of $20.3 million and $18.5 million, respectively, of which $9.2 million and $8.1 million, respectively, were paid in cash to stockholders and $11.1 million and $10.4 million, respectively, were reinvested pursuant to the Reinvestment Plan.

Redemptions — During the three months ended March 31, 2018 and 2017, the Company received requests for the redemption of common stock of approximately $17.4 million and $10.9 million, respectively, all of which were approved for redemption at an average price of $10.13 and $9.99, respectively.

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company and included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2018 and 2017 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments		Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss income (loss) into earnings
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2018	2017		2018	2017
Interest rate swaps	$1,967	$2,132	Interest expense and loan cost amortization	$(228)	$(1,509)
Interest rate caps	1,060	103	Interest expense and loan cost amortization	(418)	(90)
Reclassification of interest rate swaps upon derecognition	126	―	Interest expense and loan cost amortization	(126)	―
Reclassification of interest rate swaps due to ineffectiveness	―	(4)	Interest expense and loan cost amortization	―	4
Total	$3,153	$2,231		$(772)	$(1,595)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

12.	Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the three months ended March 31, 2018 and 2017.  The Company recorded a total provision for income taxes of approximately $0.6 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.  Of the approximate $0.6 million in income tax expense for three months ended March 31, 2018, approximately $0.1 million represents current income tax expense, and approximately $0.5 million represents a decrease to the Company’s net deferred tax assets which is primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carry-forwards.  All of the approximate $0.1 million of the Company’s total income tax expense for three months ended March 31, 2017 was classified as current income tax expense.

13.	Commitments and Contingencies

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

The Company has approximately $0.6 million remaining development budgets for the Company’s completed developments and expansions.

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  The Company has six remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.  For the remaining six promoted interest agreements, the established performance metrics were not met nor probable of being met as of March 31, 2018.

Refer to Note 9. “Related Party Arrangements” for information on contingent restricted stock shares due to the Company’s Advisor and Property Manager in connection with the expense support agreements.

14.	Assets Held For Sale, net

In August 2017, the Company committed to a plan to sell the Perennial Communities, which are comprised of six skilled nursing facilities located in Arkansas, and classified the associated assets as held for sale.  Additionally, during the three months ended March 31, 2018, the Company executed a put option within its air rights lease to sell Physicians Regional Medical Center – Central Wing and classified the associated assets as held for sale as of March 31, 2018.  The sale of these properties would not cause a strategic shift in the Company nor would it be considered individually significant; therefore, they do not qualify as discontinued operations.

As of March 31, 2018 and December 31, 2017, assets held for sale consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Real estate held for sale, net	$51,804	$51,731
Intangibles, net	824	860
Deferred rent and lease incentives	4,970	4,972
Other liabilities	(74)	(79)
Real estate held for sale, net	$57,524	$57,484

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s  reports filed from time to time with the U.S. SEC, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual reports on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of March 31, 2018 (unaudited) and December 31, 2017.  Amounts as of December 31, 2017 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our Advisor is responsible for managing our affairs on a day-to-day basis; was responsible for identifying, recommending and executing acquisitions and is responsible for identifying, recommending and executing upon dispositions on our behalf pursuant to an advisory agreement.  Our Property Manager is responsible for managing and leasing our healthcare real estate investments.  Our Advisor and Property Manager are each wholly owned by affiliates of our Sponsor, which is an affiliate of CNL, a private investment management firm providing global real estate and alternative investments.  As a result, our Advisor and Property Manager each represent related parties and each have received or will receive compensation, fees and expense reimbursements for services related to managing of our business.

In April 2018, we extended the advisory agreement through June 2019.  In addition, in April 2018, we and the Property Manager agreed that the property management agreement would expire on its stated termination date of June 28, 2018 and not be extended for a subsequent six-year term. Such determination was taken in part due to our having substantially completed our acquisition, lease-up and development stages and having reached the maturation phase of our lifecycle, thus diminishing the need for the services provided by the Property Manager. We anticipate that after termination of the property management agreement, the duties undertaken by the Property Manager will thereafter be performed by the Advisor.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate and real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 34 states. The map below shows our current property allocations across geographic regions as of March 31, 2018:

As of March 31, 2018, our healthcare investment portfolio consisted of interests in 143 properties, including 72 seniors housing properties, 54 MOBs, 12 post-acute care facilities and five acute care hospitals.  Of our properties held at March 31, 2018, five of our 72 seniors housing properties were owned through an unconsolidated joint venture and one was comprised of unimproved land.  The following table summarizes our healthcare portfolio by asset class and investment structure as of March 31, 2018:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	10.2%
Seniors housing managed (2)	51	1,427.8	46.9%
Seniors housing unimproved land	1	1.1	0.0%
Medical office leased (1)	54	931.4	30.5%
Post-acute care leased (1)	12	190.8	6.3%
Acute care leased (1)	5	153.9	5.1%
Unconsolidated investments:
Seniors housing managed (3)	5	31.1	1.0%
	143	$3,047.1	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income and tenant reimbursements.
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

When evaluating the performance of our healthcare portfolio within the seniors housing and post-acute care asset classes, management reviews occupancy levels and monthly revenue per occupied unit which we define as total revenue divided by average number of occupied units or beds and is considered a performance metric within these asset classes.  Similarly, within the medical office and acute care asset classes, management reviews operating statistics of the underlying properties, including occupancy levels and rent per square foot.  Lastly, when evaluating the performance of our third-party operators or developers, management reviews monthly financial statements, property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits.   We do not consider this information to be a non-GAAP measure that can be reconciled to our GAAP financial statements because it includes the performance of properties that are leased to third-party tenants.  However, all of the aforementioned operating and statistical metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

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

Since inception, we invested approximately $296.4 million in nine ground-up developments and three expansion projects.  During the three months ended March 31, 2018, we funded additional amounts related to our completed developments, currently in the lease-up phase.  These types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our results of operations and net asset valuation.  However, we believe that investing a portion of our capital into these types of properties is beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions. Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of March 31, 2018:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	22.8%	2022-2025
Wellmore, LLC	2	366	6.6%	2026-2027
Novant Medical Group, Inc.	5	305	5.5%	2018-2027
Other tenants (1)	66	3,606	65.1%	2018-2038
	86	5,538	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	31.1%	2019-2021
Prestige Senior Living, LLC	13	895	14.3%	2019
Morningstar Senior Management, LLC	4	834	13.3%	2018-2019
SLH Austin Manager, LLC	3	431	6.9%	2020-2025
Parc Communities, LLC	2	385	6.2%	2022
Harborchase Retirement, LLC	4	380	6.1%	2018-2024
Other operators (1)	18	1,382	22.1%	2018-2025
	51	6,255	100.0%

FOOTNOTE:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our consolidated rentable square footage.

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

Tenant Lease Expirations

As of March 31, 2018, we owned 86 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases.  During the three months ended March 31, 2018, our rental income represented approximately 30.6% of our total revenues.

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date.  As of March 31, 2018, approximately 41.2% of our rental income was scheduled to expire through 2022, and approximately 58.8% of our rental income was scheduled to expire in 2023 or later.

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

Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses (“Triple-net Lease”). Each tenant is expected to pay real estate taxes directly to taxing authorities. However, if the tenant does not pay, we will be liable.

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

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2018, each of the next nine years and thereafter on our consolidated healthcare investment portfolio (excluding real estate under development), assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of March 31, 2018:

Year of Expiration (1)	Number of Tenants	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2018	63	275	$7,211	5.9%
2019	75	337	8,123	6.6%
2020	70	411	9,630	7.9%
2021	61	309	7,513	6.1%
2022	42	1,092	17,915	14.6%
2023	80	857	22,225	18.2%
2024	14	272	6,816	5.6%
2025	33	555	10,822	8.8%
2026	6	160	3,511	2.9%
2027	14	496	6,428	5.2%
Thereafter	25	774	22,247	18.2%
Total	483	5,538	$122,441	100.0%

Weighted Average Remaining Lease Term (in years): (3)			6.7 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Liquidity and Capital Resources

General

Our primary source of capital for items other than acquisitions of real estate, through the close of our Offerings on September 30, 2015, was proceeds we received from our Offerings.  While our Offerings closed on September 30, 2015, we continue to provide existing stockholders the opportunity to designate their cash distributions for reinvestment through our Reinvestment Plan.  Other potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, other assets and undistributed operating cash flows, and to a lesser extent, proceeds from the sale of properties.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of March 31, 2018, we have approximately $23.6 million of undrawn availability remaining under our Revolving Credit Facility, as discussed below.

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

Sources of Liquidity and Capital Resources

Reinvestment Plan

For the three months ended March 31, 2018 and 2017, we received proceeds from our Reinvestment Plan of approximately $11.1 million and $10.4 million, respectively.

Borrowings

During the three months ended March 31, 2018 and 2017, we borrowed proceeds of approximately $16.5 million and $55.6 million, respectively.  We have borrowed money to fund real estate development and intend to continue borrowing money to fund other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities.  Our principal demand for funds is expected to be for the payment of debt service on our outstanding indebtedness and the payment of distributions.  Generally, we expect to meet short-term working capital needs from our cash flows from operations and proceeds from our Reinvestment Plan.

In May 2018, we refinanced approximately $57.6 million of borrowings related to our Memorial Hermann Orthopedic & Spine Hospital (“MHOSH”) and MHOSH MOB in Houston, Texas.  This mortgage loan has a term of 60 months, an interest rate equal to 30-day LIBOR plus 2.20% per annum, monthly interest only payments for the first 24 months and monthly principal and interest payments for the remaining term of the combined loan using a 30-year amortization payment with the remaining principal balance due upon maturity.  The previous loan balances as of March 31, 2018 totaled approximately $46.8 million, was scheduled to mature in June 2019, and had an interest rate equal to 90-day LIBOR plus 2.85%.

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

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our credit facilities) on an annual basis.  As of March 31, 2018 and December 31, 2017, we had an aggregate debt leverage ratio of approximately 53.8% and 53.5%, respectively, of our gross asset values, as defined.

Net Cash Provided by Operating Activities

We experienced positive cash flow from operating activities for the three months ended March 31, 2018 and 2017 of approximately $17.8 million and $18.7 million, respectively.  The decrease in cash flows from operating activities for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily the result of the following:

•

an increase in asset management fees and property management fees for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily as the result of having 137 consolidated operating properties in 2018 as compared with 136 consolidated operating properties in 2017; and the completion of four development properties subsequent to March 31, 2017; and

•

an increase in interest expense paid resulting from higher interest rates for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as well as an increase in our average debt outstanding;

•	offset by increased net operating income (“NOI”) as a result of the increased number of operating properties and completion of four development properties; and
•

a decrease in lease incentives paid in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs for which we paid $0.7 million during the three months ended March 31, 2018 as compared to $2.9 million during the three months ended March 31, 2017;

We expect that cash flows provided by operating activities will grow as we increase occupancy in our existing properties including recently completed developments and expansions of our properties.  Since we have substantially completed our acquisition phase, we do not expect to incur significant acquisition fees and expenses in future periods and generally expect this to contribute to positive growth in our cash flows from operations in future periods.

Expense Support Agreements

The expense support agreements, as amended, govern the fees and expenses charged by the Advisor and Property Manager to the Company.  Refer to our Annual Report on Form 10-K for further information.  Under the terms of the expense support agreements, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreements, we will issue, within 90 days following the determination date, a number of shares of restricted stock equal to the quotient of the expense support amounts provided by our Advisor for the preceding calendar year divided by our then-current NAV per share of common stock.  We did not recognize or estimate annual expense support for the three months ended March 31, 2018 and 2017.  As discussed in Item 2. Management’s Discussion and Analysis – Overview, our property management agreement with our Property Manager will terminate on June 28, 2018.  Accordingly, there will be no amounts due to the Property Manager after that date which would be subject to the provisions of the expense support agreements.

Tenant Workout

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

Uses of Liquidity and Capital Resources

Lease Incentives

During the three months ended March 31, 2018 and 2017, we paid approximately $0.7 million and $2.9 million, respectively, of costs on behalf of our tenants as lease incentives in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs.  Lease incentives are capitalized as deferred rent and amortized as straight-line rent over the respective lease terms.  While we expect the impact of these lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will contribute to same-store NOI growth in future periods and that the extension of existing lease terms could increase the value of our properties.

Development Properties

In connection with our completed seniors housing and post-acute care developments, we funded approximately $0.8 million and $20.6 million in development costs during the three months ended March 31, 2018 and 2017, respectively.  We expect to fund approximately $0.6 million of pre-leasing, marketing and other costs as our completed development properties continue through their respective lease-up phases in 2018.  On certain of these development properties, we have the ability to fund up to approximately $0.6 million of such additional costs from the related construction loans.

As a result of our completed seniors housing developments continuing to lease-up towards and/or achieving stabilization, we continue to monitor these properties to determine whether the established performance metrics of their respective promoted interest agreements have been met.  During the three months ended March 31, 2018, we paid an approximate $1.0 million distribution to the holder of a promoted interest related to the HarborChase of Villages Crossing development. We expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties to the extent the established performance metrics are met.  However, no other performance metrics were met or probable of being met during the three months ended March 31, 2018.

Debt Repayments

During the three months ended March 31, 2018, we paid approximately $5.7 million of scheduled repayments on our mortgages and other notes payable. During the three months ended March 31, 2017, we paid approximately $30.9 million of total repayments which was comprised of $24.9 million in repayments on our Revolving Credit Facility and $6.1 million of scheduled repayments on our mortgages and other notes payable.

As of March 31, 2018, we have approximately $263.7 million of debt obligations coming due during the remainder of 2018, of which approximately $197.0 million relates to the Revolving Credit Facility and approximately $6.7 million relates to Northwest Medical Park pursuant to which we hold 12-month extension options.  The remaining $59.9 million of debt obligations coming due in 2018 is comprised of the following: (1) approximately $17.5 million of scheduled repayments on various properties; (2) an approximate $25.0 million debt maturity in August 2018 related to Calvert Medical Office Properties; and (3) an approximate $17.4 million debt maturity in September 2018 related to Lee Hughes Medical Building. While the combination of the undrawn availability under our Revolving Credit Facility of approximately $23.6 million as of March 31, 2018 and our forecasted cash flows from operations for the remainder of 2018 are expected to be in excess of the $59.9 million of remaining debt obligations coming due in 2018, we continue to explore various financing scenarios including, but are not limited to, the following: (1) adding certain of the aforementioned properties to the unencumbered pool of assets supporting our Credit Facilities, which would increase the undrawn availability under our Revolving Credit Facility as there is approximately $49.4 million of additional borrowing capacity as of March 31, 2018, (2) using proceeds from the sale of real estate in order to repay certain debt obligations coming due, and/or (3) obtaining proceeds from Other Sources, including, but not limited to, the refinancing of existing debt obligations.

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for three months ended March 31, 2018 and 2017 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Cash Flows Provided by Operating Activities (3)
2018 Quarters
First	$0.11639	$20,324	$11,078	$9,246	$17,787
Total	$0.11639	$20,324	$11,078	$9,246	$17,787

2017 Quarters
First	$0.10581	$18,525	$10,412	$8,113	$18,667
Total	$0.10581	$18,525	$10,412	$8,113	$18,667

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)

For the three months ended March 31, 2018 and 2017, our net loss attributable to common stockholders was approximately $7.9 million and $7.3 million, respectively, while total distributions declared were approximately $20.3 million and $18.5 million, respectively.  For the three months ended March 31, 2018 and 2017, approximately 88% and 100%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 12% and 0%, respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

(3)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.  GAAP requires the payment of certain items (most notably, lease incentives and acquisition fees and costs related to business combinations) to be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations.  For example, during the three months ended March 31, 2018 and 2017, we paid approximately $0.7 million and $2.9 million, respectively, of lease incentives, which reduces the measure of our cash flows from operations.

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

During the three months ended March 31, 2018, approximately $11.7 million was paid related to prior year redemption requests that were payable as of December 31, 2017.  In addition, subsequent to March 31, 2018, we paid approximately $17.4 million in redemptions of common stock related to requests received for the three months ended March 31, 2018.  During the three months ended March 31, 2017, approximately $10.4 million was paid related to prior year redemption requests that were payable as of December 31, 2016 and $10.9 million was payable as of March 31, 2017.

During the three months ended March 31, 2018, we received requests for the redemption of common stock of approximately $17.4 million which exceed proceeds received from our Reinvestment Plan by approximately $6.3 million.  Our board of directors approved the excess redemptions for the three months ended March 31, 2018, which were paid in April 2018.  There is no guarantee that any funds will be set aside under the Reinvestment Plan or otherwise made available for the redemption plan during any period during which redemptions may be requested.

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

Three months ended March 31, 2018 as compared to the three months ended March 31, 2017

As of March 31, 2018 we owned 137 consolidated operating real estate investment properties, which exclude unconsolidated investments and unimproved land, and our portfolio consisted of 5,984 units operated under management agreements with third-party operators and approximately 5.4 million rentable square feet that was 96.7% leased to third-party tenants.

	Investment count as of
	March 31,
Consolidated operating investment types:	2018	2017
Seniors housing leased	15	16
Seniors housing managed	51	49
Medical office leased	54	54
Post-acute care leased	12	12
Acute care leased	5	5
	137	136

Rental Income and Tenant Reimbursements. Rental income and tenant reimbursements was approximately $37.1 million for the three months ended March 31, 2018 as compared to approximately $37.5 million, for the three months ended March 31, 2017.  The decrease in rental income and tenant reimbursements across periods primarily resulted from the transition of the Parc Communities in July 2017 from being leased to a third-party operator under a triple-net lease arrangement to being managed pursuant to a third-party management contract under a RIDEA structure (“Parc Communities Leased to Managed Transition”).  This decrease was partially offset by: (1) the completion of Welbrook Transitional Care Grand Junction development and the commencement of the related lease in March 2017; and (2) the completion of Wellmore of Lexington development and the commencement of the related lease in July 2017.

Resident Fees and Services. Resident fees and services income was approximately $67.5 million for the three months ended March 31, 2018 as compared to approximately $58.2 million for the three months ended March 31, 2017.  The increase in resident fees and services is primarily a result of: (1) the Parc Communities Leased to Managed Transition; (2) year-over-year growth in occupancy rates within our seniors housing properties; (3) the continued lease-up of additional seniors housing units at two development properties and two expansion projects that were completed in 2017.

Property Operating Expenses. Property operating expenses were approximately $51.9 million for the three months ended March 31, 2018 as compared to approximately and $45.4 million for the three months ended March 31, 2017.  The increase in property operating expenses is primarily a result of: (1) the Parc Communities Leased to Managed Transition; (2) year-over-year growth in occupancy rates within our seniors housing properties; (3) the continued lease-up of additional seniors housing units at two development properties and two expansion projects that were completed in 2017.

Asset Management Fees. We incurred asset management fees payable to our Advisor of approximately $7.6 million for the three months ended March 31, 2018 as compared to approximately $7.5 million for the three months ended March 31, 2017.  For the three months ended March 31, 2018, no asset management fees were capitalized as real estate under development. For the three months ended March 31, 2017, approximately $0.2 million of asset management fees were capitalized as real estate under development.  As described in Note 9. “Related Party Arrangements,” there was no expense support estimated during the three months ended March 31, 2018 and 2017. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

Property Management Fees.  We incurred property management fees payable to our Property Manager and third party operators of approximately $5.3 million for the three months ended March 31, 2018 as compared to approximately $4.6 million for the three months ended March 31, 2017.  Of these amounts, approximately $1.2 million for the three months ended March 31, 2018 as compared to approximately $1.3 million for the three months ended March 31, 2017 were payable to our Property Manager.   As discussed in Item 2. Management’s Discussion and Analysis - Overview, we and the Property Manager have agreed that the property management agreement will expire on its stated termination date of June 28, 2018 and will not be extended.  As a result, we will not incur property management fees payable to our Property Manager after June 28, 2018 and therefore we expect lower property management fees in future periods thereafter.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $25.6 million for the three months ended March 31, 2018, as compared to approximately $27.5 million for the three months ended March 31, 2017.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The decrease in depreciation and amortization expense across periods resulted from several intangible assets related to our seniors housing investments being fully amortized, offset by an increase in depreciation related to the completion of our developments and expansions on or subsequent to March 31, 2017.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $18.2 million for the three months ended March 31, 2018 as compared to approximately $16.1 million for the three months ended March 31, 2017.  For the three months ended March 31, 2018, no interest expense and loan cost amortization was capitalized as development costs relating to our real estate under development, as compared to approximately $1.0 million for the three months ended March 31, 2017.  The increase in interest expense and loan cost amortization was primarily the result of an increase in our average debt outstanding to approximately $1.7 billion for the three months ended March 31, 2018, as compared with approximately $1.6 billion for the three months ended March 31, 2017 as well as an increase in the London interbank offered rate (“LIBOR”) for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Equity in Earnings of Unconsolidated Entity. Our unconsolidated entity relating to our investment in the Windsor Manor joint venture generated earnings of approximately $0.1 million for three months ended March 31, 2018, as compared to approximately $0.2 million for the three months ended March 31, 2017.  Equity in earnings of unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences.

Net Loss Attributable to Noncontrolling Interests.  During the three months ended March 31, 2018, net loss attributable to our co-venture partners was approximately $0.02 million as compared to approximately $0.1 million for the three months ended March 31, 2017. In accordance with the provisions of each joint venture agreement, we allocate loss from operations to our co-venture partners based on their percentage ownership in each joint venture. These losses are primarily related to our Fieldstone at Pear Orchard joint venture, offset in the three months ended March 31, 2018, by income at our Watercrest at Katy joint venture, which both completed construction in 2016 and are in the lease-up phase.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated NOI from acquisitions made or developments completed after January 1, 2017, which are excluded as we did not own those properties during the entirety of all periods presented.  The chart below illustrates our net losses, and NOI for the three months ended March 31, 2018 and 2017 (in thousands) and the amount invested in properties as of March 31, 2018 and 2017 (in millions):

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
Net loss	$(7,898)	$(7,464)
Adjusted to exclude:
General and administrative expenses	3,474	3,472
Asset management fees	7,597	7,272
Depreciation and amortization	25,576	27,456
Other expenses, net of other income	17,997	14,812
Income tax expense	635	115
NOI	47,381	45,663	$1,718	3.8%
Less: Non-same-store NOI	(1,314)	83
Same-store NOI	$46,067	$45,746	$321	0.7%
Invested in operating properties, end of period (in millions)	$3,016	$2,924

Overall, our NOI for the three months ended March 31, 2018 increased by approximately $1.7 million.  Our non-same-store NOI of approximately $1.3 million for the three months ended March 31, 2018 primarily related to the completion of four development properties and two expansion projects after January 1, 2017.  Our same-store NOI for the three months ended March 31, 2018 increased by approximately $0.3 million, or 0.7%, as compared to the same period in the prior year.  The increase in same-store NOI is primarily attributable to year-over-year revenue and occupancy growth within our seniors housing properties and most notably attributable to the following properties:

•	The continued lease-up of additional seniors housing units at two development properties and one expansion project that were completed in 2016; and
•

The transition of our Parc Communities in July 2017 from being leased to a third-party operator under triple-net lease arrangements to being managed pursuant to a third-party management contract under RIDEA structures;

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful.  Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (or loss) or income (or loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders.  FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, now that the offering and acquisition stages are complete and NAV is disclosed.  FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net loss attributable to common stockholders	$(7,874)	$(7,324)
Adjustments:
Depreciation and amortization	25,576	27,456
FFO adjustments attributable to noncontrolling interests	(60)	—
FFO adjustments from unconsolidated entities (1)	138	21
FFO attributable to common stockholders	17,780	20,153
Straight-line rent adjustments (2)	(469)	(603)
Amortization of above and below market intangibles (3)	149	180
Unrealized loss from mark-to-market adjustments on swaps (4)	(24)	(4)
Realized loss on extinguishment of hedges or other derivatives (5)	126	—
MFFO adjustments attributable to noncontrolling interests	(1)	—
MFFO attributable to common stockholders	$17,561	$19,726
Weighted average number of shares of common
stock outstanding (basic and diluted)	174,854	175,277
Net loss per share (basic and diluted)	$(0.05)	$(0.04)
FFO per share (basic and diluted)	$0.10	$0.11
MFFO per share (basic and diluted)	$0.10	$0.11

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
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

(5)

Management believes that adjusting for the realized loss on the extinguishment of hedges or other derivatives is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

Contractual Obligations

The following table presents our contractual obligations by payment periods as of March 31, 2018 (in thousands):

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Mortgages and other notes payable (principal and interest)	$99,689	$569,930	$449,651	$37,705	$1,156,975
Credit facilities (principal and interest)	217,878	467,304	―	―	685,182
Development contracts on development properties (1)	1,580	―	―	―	1,580
Ground and air rights leases (2)	1,512	4,100	4,214	109,345	119,171
	$320,659	$1,041,334	$453,865	$147,050	$1,962,908

FOOTNOTES:

(1)

These amounts represent our expected timing of such development costs, which include both accrued development costs as of March 31, 2018 of approximately $0.9 million as well as the remaining budgeted development costs not yet incurred, including start-up costs.

(2)	Ground and air rights leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2045 to 2082.

Off-Balance Sheet Arrangements

As of March 31, 2018, our off-balance sheet and other arrangements were not materially different from the amounts reported for the year ended December 31, 2017.  Refer to our annual report on Form 10-K for the year ended December 31, 2017 for a summary of our off-balance sheet and other arrangements.

Related-Party Transactions

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of our related party transactions.

Critical Accounting Policies and Estimates

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of our critical accounting policies and estimates.

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

The following is a schedule as of March 31, 2018, of our fixed and variable rate debt maturities for the remainder of 2018, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value (1)
Fixed rate debt	$8,349	$12,092	$51,157	$12,060	$288,848	$34,602	$407,108	$405,000
Weighted average interest rate on fixed rate debt	4.24%	4.23%	3.84%	4.28%	4.25%	4.52%	4.22%
Variable rate debt	$255,318	$520,306	$374,752	$37,587	$86,628	$—	$1,274,591	$1,271,000
Average interest rate on variable rate debt	LIBOR + 2.44%	LIBOR + 2.42%	LIBOR + 2.51%	LIBOR + 2.87%	LIBOR + 3.13%	―	LIBOR + 2.51%

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2018. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2018, compared to LIBOR rates as of March 31, 2018, would result in fluctuation of interest expense on our variable rate debt of approximately $12.7 million for the year ending December 31, 2018.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of March 31, 2018, the Company’s debt is comprised of approximately 24.2% in fixed rate debt, approximately 62.2% in variable rate debt with current interest rate protection and approximately 13.6% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

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

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities under our redemption plan between January 1, 2018 and March 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan (1)
January 1, 2018 through January 31, 2018	—	—	—	4,048,216
February 1, 2018 through February 28, 2018	—	—	—	4,030,445
March 1, 2018 through March 31, 2018	1,716,212	$10.13	1,716,212	3,395,690
Total	1,716,212	$10.13	1,716,212

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

During the three months ended March 31, 2018, our board of directors approved approximately $6.3 million of redemptions that exceeded the proceeds received from our Reinvestment Plan.

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

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of May 2018.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)