Form 10-Q
period 2018-06-30
CNL Healthcare Properties, Inc.
filed 2018-08-13
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of common stock of the registrant outstanding as of July 31, 2018 was 173,975,530.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30,	December 31,
ASSETS	2018	2017
Real estate investment properties, net (including VIEs $204,807 and $209,212, respectively)	$2,447,746	$2,483,358
Real estate under development	635	―
Total real estate assets, net	2,448,381	2,483,358
Intangibles, net (including VIEs $1,446 and $1,836, respectively)	88,438	99,452
Cash (including VIEs $1,232 and $2,203, respectively)	62,269	64,522
Assets held for sale, net (including VIEs $0 and $4,867, respectively)	52,678	57,484
Deferred rent and lease incentives (including VIEs $8,099 and $6,330, respectively)	46,719	42,790
Other assets (including VIEs $690 and $1,025, respectively)	33,384	35,687
Restricted cash (including VIEs $1,337 and $1,242, respectively)	9,771	10,169
Total assets	$2,741,640	$2,793,462
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $150,450 and $153,409, respectively)	$1,056,668	$1,032,153
Credit facilities	620,541	630,066
Accounts payable and accrued liabilities (including VIEs $3,836 and $4,469, respectively)	40,367	46,702
Other liabilities (including VIEs $1,077 and $1,243, respectively)	25,987	27,940
Due to related parties	3,755	3,941
Total liabilities	1,747,318	1,740,802
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	421	425
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 and 184,493 shares issued, and 173,976 and 174,634 shares outstanding, respectively	1,740	1,747
Capital in excess of par value	1,517,072	1,523,372
Accumulated loss	(223,957)	(208,775)
Accumulated distributions	(304,854)	(264,283)
Accumulated other comprehensive income (loss)	2,791	(985)
Total stockholders' equity	992,792	1,051,076
Noncontrolling interest	1,109	1,159
Total equity	994,322	1,052,660
Total liabilities and equity	$2,741,640	$2,793,462
The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Rental income and tenant reimbursements	$37,368	$37,991	$74,434	$75,469
Resident fees and services	68,442	59,789	135,961	118,009
Total revenues	105,810	97,780	210,395	193,478
Operating expenses:
Property operating expenses	51,777	47,325	103,656	92,748
General and administrative	3,649	2,885	7,123	6,357
Asset management fees	7,601	7,363	15,198	14,635
Property management fees	4,931	4,809	10,256	9,421
Financing coordination fees	2,326	—	2,326	—
Contingent purchase price consideration adjustment	—	77	—	77
Depreciation and amortization	24,454	26,830	50,030	54,286
Total operating expenses	94,738	89,289	188,589	177,524
Operating income	11,072	8,491	21,806	15,954
Other income (expense):
Interest and other income	52	36	200	102
Interest expense and loan cost amortization	(18,644)	(16,312)	(36,876)	(31,394)
Equity in earnings (loss) of unconsolidated entity	84	(72)	171	132
Total other expense	(18,508)	(16,348)	(36,505)	(31,160)
Loss before income taxes	(7,436)	(7,857)	(14,699)	(15,206)
Income tax expense	(947)	(139)	(1,582)	(254)
Loss before gain on sale of real estate	(8,383)	(7,996)	(16,281)	(15,460)
Gain on sale of real estate	1,049	―	1,049	―
Net loss	(7,334)	(7,996)	(15,232)	(15,460)
Less: Net loss attributable to noncontrolling interest	(26)	(95)	(50)	(235)
Net loss attributable to common stockholders	$(7,308)	$(7,901)	$(15,182)	$(15,225)
Net loss per share of common stock (basic and diluted)	$(0.04)	$(0.05)	$(0.09)	$(0.09)
Weighted average number of shares of common stock outstanding (basic and diluted)	174,201	175,221	174,526	175,249
Distributions declared per share of common stock	$0.11639	$0.10581	$0.23278	$0.21162

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(7,334)	$(7,996)	$(15,232)	$(15,460)
Other comprehensive income:
Unrealized gain on derivative financial instruments, net	496	188	3,523	2,423
Reclassification of cash flow hedges due to ineffectiveness	—	4	—	—
Reclassification of cash flow hedges upon derecognition	127	55	253	55
Total other comprehensive income	623	247	3,776	2,478
Comprehensive loss	(6,711)	(7,749)	(11,456)	(12,982)
Less: Comprehensive loss attributable to noncontrolling interest	(26)	(95)	(50)	(235)
Comprehensive loss attributable to common stockholders	$(6,685)	$(7,654)	$(11,406)	$(12,747)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2017	$425	174,634	$1,747	$1,523,372	$(208,775)	$(264,283)	$(985)	$1,051,076	$1,159	$1,052,660
Subscriptions received for common stock through reinvestment plan	—	2,133	21	21,992	—	—	—	22,013	—	22,013
Redemptions of common stock	—	(2,791)	(28)	(28,292)	—	—	—	(28,320)	—	(28,320)
Net loss	(8)	—	—	—	(15,182)	—	—	(15,182)	(42)	(15,232)
Other comprehensive income	—	—	—	—	—	—	3,776	3,776	—	3,776
Distribution to holder of noncontrolling interest	—	—	—	—	—	—	—	—	(8)	(8)
Cash distributions declared ($0.23278 per share)	—	—	—	—	—	(40,571)	—	(40,571)	—	(40,571)
Contribution from noncontrolling interests	4	—	—	—	—	—	—	—	—	4
Balance at June 30, 2018	$421	173,976	$1,740	$1,517,072	$(223,957)	$(304,854)	$2,791	$992,792	$1,109	$994,322

Balance at December 31, 2016	$472	175,070	$1,751	$1,528,435	$(182,813)	$(186,551)	$(7,863)	$1,152,959	$1,386	$1,154,817
Subscriptions received for common stock through reinvestment plan	—	2,063	21	20,696	—	—	—	20,717	—	20,717
Redemptions of common stock	—	(2,160)	(22)	(21,537)	—	—	—	(21,559)	—	(21,559)
Net loss	(58)	—	—	—	(15,225)	—	—	(15,225)	(177)	(15,460)
Other comprehensive income	—	—	—	—	—	—	2,478	2,478	—	2,478
Distribution to holder of noncontrolling interest	—	—	—	—	—	—	—	—	(21)	(21)
Cash distributions declared ($0.21162 per share)	—	—	—	—	—	(37,040)	—	(37,040)	—	(37,040)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	60	60
Balance at June 30, 2017	$414	174,973	$1,750	$1,527,594	$(198,038)	$(223,591)	$(5,385)	$1,102,330	$1,248	$1,103,992

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net cash flows provided by operating activities	$34,072	$41,482
Investing activities:
Development of properties	(1,253)	(36,670)
Capital expenditures	(4,292)	(4,740)
Proceeds from sale of property	5,761	―
Other investing activities	(862)	(575)
Net cash used in investing activities	(646)	(41,985)
Financing activities:
Distributions to stockholders, net of distribution reinvestments	(18,558)	(16,323)
Redemptions of common stock	(29,096)	(21,284)
Draws under credit facilities	15,000	30,000
Repayments on credit facilities	(25,000)	(34,863)
Proceeds from mortgages and other notes payable	40,459	118,159
Principal payments on mortgages and other notes payable	(16,508)	(60,951)
Contingent purchase price consideration payments	―	(2,645)
Other financing activities	(2,374)	(4,705)
Net cash flows (used in) provided by financing activities	(36,077)	7,388
Net (decrease) increase in cash and restricted cash	(2,651)	6,885
Cash and restricted cash at beginning of period	74,691	71,238
Cash and restricted cash at end of period	$72,040	$78,123
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Accrued development costs	$1,122	$8,788
Redemptions payable	$10,935	$10,672
Contingent purchase price consideration	$—	$2,000

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (“Company”) was incorporated on June 8, 2010 and elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the year ended December 31, 2012.  The Company is externally advised by CNL Healthcare Corp. (“Advisor”).  The Company’s properties were also managed by CNL Healthcare Manager Corp. (“Property Manager”) through June 28, 2018 as the property management agreement with the Property Manager was not renewed.  Subsequently, the responsibilities previously undertaken by the Property Manager will be performed by the Advisor.  Both the Advisor and Property Manager are affiliates of CNL Financial Group, LLC (“Sponsor”).  The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”) and CNL Securities Corp. (“Managing Dealer”), the managing dealer of the Company’s public offerings (“Offerings”) and a wholly owned subsidiary of CNL.  The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the CHP Partners, LP (“Operating Partnership”) and the Advisor.  Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by affiliates of the Advisor.  In addition, third-party sub-property managers have been engaged to provide certain property management services.

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

In 2017, the Company began evaluating strategic alternatives to provide liquidity to its stockholders.  In June 2018, the Company announced it had formed a special committee consisting solely of its independent directors (“Special Committee”) to consider possible strategic alternatives to provide liquidity to investors, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”).  The Special Committee engaged two investment bankers to act as financial advisors to the aforementioned special committee.  Although the Company has formed the Special Committee for the exploration of Possible Strategic Alternatives, the Company is not obligated to enter into any particular transaction or any transaction at all.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the six months ended June 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018.  Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”).

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted.  The ASU is to be applied using a modified retrospective approach.  The Company continues to execute on its implementation plan for ASC 842 and expects to adopt this ASU on January 1, 2019.  The Company expects that adoption will impact the Company’s consolidated financial statements and related financial statement disclosures; specifically, (1) the Company’s consolidated financial position as it relates to the required presentation for arrangements such as ground or other leases in which the Company is the lessee, and (2) the allocation of consideration between lease and non-lease components for arrangements in which the Company is the lessor.  However, the Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated results of operations or cash flows.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which includes a practical expedient for lessors allowing them to elect to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure if certain criteria are met.  The Company plans to elect the practical expedient and apply to all leases that qualify under the established criteria.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payments.  The amendments also clarify that this topic does not apply to share-based payments used to provide financing to the issuer or awards granted in conjunction with selling of goods or services to customers as a part of a contract accounted for under Revenue from Contracts with Customers (Topic 606).  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company is assessing the impact of adoption of this ASU as related to the Company’s consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

3.	Revenue

Resident fees and services are operating revenues relating to the Company’s managed seniors housing properties, which are operated under RIDEA structures.  Resident fees and services directly relate to the provision of monthly goods and services that are generally bundled together under a single resident agreement.   The Company accounts for its resident agreements as a single performance obligation under ASC 606 given the Company’s overall promise to provide a series of stand-ready goods and services to its residents each month.  Resident fees and services are recorded in the period in which the goods are provided and the services performed and generally consist of (1) monthly rent, which covers occupancy of the residents’ unit as well as basic services, such as utilities, meals and certain housekeeping services, and (2) service level charges, such as assisted living care, memory care and ancillary services.  Resident agreements are generally short-term in nature, billed monthly in advance and cancelable by the residents with a 30-day notice.  Resident agreements may require the payment of upfront fees prior to moving into the community with any non-refundable portion of such fees being recorded as deferred revenue and amortized over the estimated resident stay.

The following tables represent the disaggregated revenue for resident fees and services during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2018	2017	2018	2017	2018	2017
Independent living	2,261	2,261	$35.2	$25.6	25.9%	21.7%
Assisted living	2,966	2,892	68.0	62.3	50.0%	52.8%
Memory care	853	796	26.4	24.0	19.4%	20.3%
Other revenues	―	―	6.4	6.1	4.7%	5.2%
	6,080	5,949	$136.0	$118.0	100.0%	100.0%

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Land and land improvements	$251,984	$251,806
Building and building improvements	2,415,447	2,412,687
Furniture, fixtures and equipment	84,128	82,759
Less: accumulated depreciation	(303,813)	(263,894)
Real estate investment properties, net	2,447,746	2,483,358
Real estate under development	635	―
Total real estate assets, net	$2,448,381	$2,483,358

Depreciation expense on the Company’s real estate investment properties, net was approximately $20.0 million and $40.0 million for the quarter and six months ended June 30, 2018, respectively, and approximately $19.3 million and $38.8 million for the quarter and six months ended June 30, 2017. These amounts include depreciation through the determination date on assets held for sale; refer to Note 14. “Assets Held For Sale, net” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

4.	Real Estate Assets, net (continued)

As of June 30, 2018, the Company has one expansion project with a third-party developer at North Carolina Specialty Hospital in Durham, North Carolina. The Company has incurred approximately $0.6 million in real estate development costs and the project has a remaining budget of approximately $2.7 million.  The development costs incurred represents total capitalized costs for GAAP purposes for the development and construction of the hospital as of June 30, 2018.  These costs include investment services fees and other costs capitalized during the development period. The budget includes other costs that may be expensed as incurred.

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30,	December 31,
	2018	2017
In-place lease intangibles	$223,269	$223,269
Above-market lease intangibles	13,860	13,860
Below-market ground lease intangibles	12,470	12,470
Less: accumulated amortization	(161,161)	(150,147)
Intangible assets, net	$88,438	$99,452

Below-market lease intangibles	$(11,972)	$(11,973)
Above-market ground lease intangibles	(3,407)	(3,407)
Less: accumulated amortization	6,307	5,629
Intangible liabilities, net (1)	$(9,072)	$(9,751)

FOOTNOTE:

(1)	Intangible liabilities, net are included in other liabilities in the accompanying condensed consolidated balance sheets.

Amortization on the Company’s intangible assets was approximately $4.9 million and $11.1 million for the quarter and six months ended June 30, 2018, of which approximately $0.4 million and $0.8 million, respectively, were treated as a reduction of rental income and tenant reimbursements, approximately $0.1 million and $0.2 million, respectively, were treated as an increase of property operating expenses and approximately $4.5 million and $10.1 million, respectively, were included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $8.0 million and $16.5 million for the quarter and six months ended June 30, 2017, of which approximately $0.4 million and $0.9 million, respectively, were treated as a reduction of rental income and tenant reimbursements, approximately $0.1 million and $0.2 million, respectively, were treated as an increase of property operating expenses and approximately $7.5 million and $15.5 million, respectively, were included in depreciation and amortization.

Amortization on the Company’s intangible liabilities was approximately $0.3 million and $0.7 million for the quarter and six months ended June 30, 2018, of which approximately $0.3 million and $0.6 million, respectively, were treated as an increase of rental income and tenant reimbursements and approximately $0.02 million and $0.04 million, respectively, were treated as a reduction of property operating expenses.  For the quarter and six months ended June 30, 2017, amortization on the Company’s intangible liabilities was approximately $0.4 million and $0.7 million, of which approximately $0.4 million and $0.7 million, respectively, were treated as an increase of rental income and tenant reimbursements and approximately $0.02 million and $0.04 million were treated as a reduction of property operating expenses.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

6.	Variable Interest Entities

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Assets:
Real estate investment properties, net	$204,807	$209,212
Intangibles, net	$1,446	$1,836
Cash	$1,232	$2,203
Assets held for sale, net	$ ―	$4,867
Deferred rent and lease incentives	$8,099	$6,330
Other assets	$690	$1,025
Restricted cash	$1,337	$1,242
Liabilities:
Mortgages and other notes payable, net	$150,450	$153,409
Accounts payable and accrued liabilities	$3,070	$3,560
Accrued development costs	$766	$909
Other liabilities	$1,077	$1,243

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $60.8 million as of June 30, 2018. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

As of June 30, 2018 and December 31, 2017, the Company had 9 and 10 subsidiaries which are classified as VIEs, respectively, due to the following factors and circumstances as of June 30, 2018:

•

Two of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to a ground lease that include buy-out and put options held by either the tenant or landlord under the applicable lease. During the six months ended June 30, 2018, one reconsideration event occurred, whereby the associated property was sold in accordance with the put option in the air rights lease.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

7.	Contingent Purchase Price Consideration

During the quarter and six months ended June 30, 2018, the Company did not have any adjustments or cash flows related to contingent purchase price consideration as the Company had no remaining obligations as of December 31, 2017.  The following tables provide a roll-forward of the fair value of the Company’s aggregate contingent purchase price consideration for the quarter and six months ended June 30, 2017 (in thousands):

	Quarter Ended June 30, 2017
Property	Beginning asset (liability) as of March 31, 2017	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of June 30, 2017
Superior Residences of Panama City	$(2,000)	$—	$—	$(2,000)
Siena Pavilion VI	(116)	116	—	—
Center One	977	(102)	(77)	798
	$(1,139)	$14	$(77)	$(1,202)

	Six Months Ended June 30, 2017
Property	Beginning asset (liability) as of December 31, 2016	Contingent Consideration Payment	Change in Fair Value	Ending asset (liability) as of June 30, 2017
Superior Residences of Panama City	$(4,000)	$2,000	$—	$(2,000)
Siena Pavilion VI	(645)	645	—	—
Center One	1,079	(204)	(77)	798
	$(3,566)	$2,441	$(77)	$(1,202)

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

8.	Indebtedness

The following table provides details of the Company’s indebtedness as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Mortgages payable and other notes payable:
Fixed rate debt	$404,420	$409,607
Variable rate debt (1) (2)	658,298	629,160
Mortgages and other notes payable (3)	1,062,718	1,038,767
Premium (discount), net (4)	87	102
Loan costs, net	(6,137)	(6,716)
Total mortgages and other notes payable, net	1,056,668	1,032,153
Credit facilities:
Revolving Credit Facility (1) (2) (5)	172,000	182,000
First Term Loan Facility (1)	175,000	175,000
Second Term Loan Facility (1) (2)	275,000	275,000
Loan costs, net related to Term Loan Facilities	(1,459)	(1,934)
Total credit facilities, net	620,541	630,066
Total indebtedness, net	$1,677,209	$1,662,219

FOOTNOTES:

(1)

As of June 30, 2018 and December 31, 2017, the Company had entered into interest rate swaps with notional amounts of approximately $443.9 million and $506.4 million, respectively, which were settling on a monthly basis. Refer to Note 10. “Derivative Financial Instruments” for additional information.

(2)

As of June 30, 2018 and December 31, 2017, the Company had entered into interest rate caps with notional amounts of approximately $584.6 million and $527.0 million, respectively. In addition, as of June 30, 2018 the Company had entered into interest rate caps with forward effective dates with notional amounts of approximately $636.6 million in order to hedge the Company’s exposure to interest rate changes in future periods.  Refer to Note 10. “Derivative Financial Instruments” for additional information.

(3)

As of June 30, 2018 and December 31, 2017, the Company’s mortgages and other notes payable are collateralized by 75 and 76 properties, respectively, with total carrying value of approximately $1.5 billion and $1.6 billion, respectively.

(4)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(5)

As of June 30, 2018 and December 31, 2017, the Company had undrawn availability under the senior unsecured revolving line of credit (“Revolving Credit Facility”) of approximately $63.8 million and $28.4 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.

During the six months ended June 30, 2018, the Company refinanced approximately $232.6 million of debt which had been scheduled to mature in 2019 and will now mature in 2023.  The following is a schedule of future principal payments and maturity for the Company’s total indebtedness for the remainder of 2018, each of the next four years and thereafter, in the aggregate, as of June 30, 2018 (in thousands):

2018	$229,690
2019	342,162
2020	427,351
2021	53,876
2022	374,124
Thereafter	257,602
$1,684,805

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

8.	Indebtedness (continued)

The following table provides details of the fair market value and carrying value of the Company’s indebtedness as of June 30, 2018 and December 31, 2017 (in millions):

	June 30,		December 31,
	2018		2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$1,060.6	$1,056.7	$1,034.9	$1,032.2
Credit facilities	$622.0	$620.5	$632.0	$630.1

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of June 30, 2018 and December 31, 2017 because of the relatively short maturities of the obligations.

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

As of June 30, 2018, the Company was in compliance with all financial covenants.

9.	Related Party Arrangements

During the quarter and six months ended June 30, 2018, the Company paid approximately $0.2 million and $0.3 million, respectively, of cash distributions on restricted stock issued pursuant to the expense support agreements.  During the quarter and six months ended June 30, 2017, the Company paid approximately $0.1 million and $0.3 million, respectively, of cash distributions on restricted stock issued pursuant to the expense support agreements.  These amounts have been recognized as compensation expense and included in general and administrative expense in the accompanying condensed consolidated statements of operations.

In April 2018, the Company extended its advisory agreement with the Advisor through June 2019.  In addition, in April 2018, the Company and the Property Manager agreed that the property management agreement would expire on its stated date of June 28, 2018 and not be renewed.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

9.	Related Party Arrangements (continued)

The expenses and fees incurred by and reimbursable to the Company’s related parties for the quarter and six months ended June 30, 2018 and 2017, and related amounts unpaid as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	Quarter ended		Six Months Ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Reimbursable expenses:
Operating expenses (2)	$1,604	$1,630	$3,228	$2,933	$845	$1,042
Acquisition fees and expenses	—	—	—	—	—	2
	1,604	1,630	3,228	2,933	845	1,044
Investment services fees (3)	60	64	60	104	—	—
Financing coordination fees (4)	2,326	574	2,326	854	—	—
Property management fees (5)	1,154	1,201	2,323	2,464	379	381
Asset management fees (6)	7,601	7,581	15,198	15,068	2,531	2,516
Disposition fees (7)	58	—	58	—	—	—
	$12,803	$11,050	$23,193	$21,423	$3,755	$3,941

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.

(3)

For the quarter and six months ended June 30, 2018, the Company incurred approximately $0.1 million and $0.1 million, respectively, in investment services fees of which approximately $0.1 million and $0.1 million, respectively, were capitalized and included in real estate assets, net in the accompanying consolidated balance sheets. For the quarter and six months ended June 30, 2017, the Company incurred approximately $0.1 million and $0.1 million, respectively, in investment service fees related to the Company’s completed developments, of which approximately $0.1 million and $0.1 million, respectively, were capitalized and included in real estate assets, net in the accompanying condensed consolidated balance sheets. Investment services fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.

(4)

For the quarter and six months ended June 30, 2018, the Company incurred approximately $2.3 million and $2.3 million, respectively, in financing coordination fees related to the refinancing of the loans associated with certain operating properties and were expensed as incurred.  For the quarter and six months ended June 30, 2017, the Company incurred approximately $0.6 million and $0.9 million of which approximately $0.6 million and $0.9 million, respectively, in financing coordination fees were capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying condensed consolidated balance sheets.  Financing coordination fees associated with the refinancing of debt are either expensed or capitalized based on whether such refinancings are determined to represent loan modifications or loan extinguishments for accounting purposes.

(5)

For the quarter and six months ended June 30, 2018, the Company incurred approximately $1.2 million and $2.3 million, respectively, in property management fees payable to the Property Manager and were expensed as incurred.  For the quarter and six months ended June 30, 2017, the Company incurred approximately $1.2 million and $2.5 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.1 million and $0.3 million, respectively, in construction management fees were capitalized and included in real estate assets, net in the accompanying condensed consolidated balance sheets.

(6)

For the quarter and six months ended June 30, 2018, the Company incurred approximately $7.6 million and $15.2 million, respectively, in asset management fees payable to the Advisor.  For the quarter and six months ended June 30, 2017, the Company incurred approximately $7.6 million and $15.1 million, respectively, in asset management fees payable to the Advisor of which approximately $0.2 million and $0.4 million, respectively, was capitalized and included in real estate assets, net in the accompanying condensed consolidated balance sheets. No expense support was received for the quarter and six months ended June 30, 2018 and 2017.

(7)	Amounts are recorded as a reduction to gain on sale of real estate in the accompanying consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

10.	Derivative Financial Instruments

The following summarizes the terms of the Company’s derivative financial instruments and the corresponding asset (liability) as of June 30, 2018 and December 31, 2017 (in thousands):

								Fair value asset (liability) as of
Notional Amount		Strike (1)	Credit Spread (1)		Trade date	Forward date	Maturity date	June 30, 2018	December 31, 2017
$—	(2)	1.3%	2.6%		1/17/2013	1/15/2015	1/16/2018	$—	$1
$36,535	(2)	2.7%	2.5%		9/6/2013	8/17/2015	7/10/2018	$(6)	$(213)
$24,897	(2)	2.8%	2.5%		9/6/2013	8/17/2015	8/29/2018	$(28)	$(182)
$—	(2) (3)	2.4%	2.9%		8/15/2014	6/1/2016	6/2/2019	$—	$(280)
$80,035	(2)	2.3%	2.4%		9/12/2014	8/1/2015	7/15/2019	$221	$(424)
$175,000	(2)	1.6%	2.0%		12/23/2014	12/19/2014	2/19/2019	$791	$464
$127,417	(2)	1.7%	2.0%		1/9/2015	12/10/2015	12/22/2019	$1,420	$516
$260,000	(2)	1.5%	―	%	11/19/2015	11/19/2015	11/30/2018	$743	$681
$150,000	(4)	1.5%	―	%	3/1/2016	3/1/2016	11/30/2018	$430	$393
$117,000	(4)	2.3%	―	%	8/29/2017	8/29/2017	9/1/2019	$386	$95
$410,000	(4)	3.0%	―	%	3/28/2018	11/30/2018	12/19/2019	$216	$—
$175,000	(4)	3.0%	―	%	3/28/2018	2/19/2019	12/19/2019	$92	$—
$51,575	(4)	3.0%	―	%	3/28/2018	7/10/2018	12/19/2019	$27	$—
$57,630	(4)	3.0%	―	%	5/4/2018	5/4/2019	12/19/2019	$30	$—

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
(2)

Amounts related to interest rate swaps held by the Company which are recorded at fair value and included in either other assets or other liabilities in the accompanying condensed consolidated balance sheets.

(3)	Amounts related to interest rate swap that settled in May 2018 in connection with the refinancing of the underlying mortgage loan and the Company received approximately $0.1 million upon settlement.
(4)	Amounts related to the interest rate caps held by the Company which are recorded at fair value and included in other assets in the accompanying condensed consolidated balance sheets.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

11.	Equity

Stockholders’ Equity:

Distribution Reinvestment Plan — For the six months ended June 30, 2018 and 2017, the Company received proceeds through its Reinvestment Plan of approximately $22.0 million (2.1 million shares) and $20.7 million (2.1 million shares), respectively. In June 2018, in light of the Company’s decision to proceed with the exploration of strategic alternatives, the Company suspended the Reinvestment Plan and the Company’s common stock redemption plan (“Redemption Plan”).

Distributions — During the six months ended June 30, 2018 and 2017, the Company declared cash distributions of $40.6 million and $37.0 million, respectively, of which $18.6 million and $16.3 million, respectively, were paid in cash to stockholders and $22.0 million and $20.7 million, respectively, were reinvested pursuant to the Reinvestment Plan.

Redemptions — During the six months ended June 30, 2018 and 2017, the Company received requests for the redemption of common stock of approximately $40.0 million and $21.6 million, respectively, of which $28.3 million and $21.6 million, respectively, were approved for redemption at an average price of $10.14 and $9.98, respectively.  The remaining $11.7 million (1.2 million shares) of excess redemptions requests were placed in a redemption requests queue. In June 2018, in light of the Company’s decision to proceed with the exploration of strategic alternatives, the Company suspended the Redemption Plan effective July 11, 2018.  The $11.7 million in unsatisfied redemption requests that were placed in the redemption queue will remain there until such time, if at all, that the Company’s board of directors reinstates the Redemption Plan.  Unless the Redemption Plan is reinstated by the Company’s board of directors, the Company will not as a general matter, accept or otherwise process any additional redemption requests received after July 11, 2018.  There can be no guarantee that the Redemption Plan will be reinstated by the Company’s board of directors.

Other comprehensive income— The following table reflects the effect of derivative financial instruments held by the Company and included in the condensed consolidated statements of comprehensive loss for the quarter and six months ended June 30, 2018 and 2017 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments		Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss into earnings
	Quarter Ended			Quarter Ended
	June 30,			June 30,
	2018	2017		2018	2017
Interest rate swaps	$340	$386	Interest expense and loan cost amortization	$548	$(1,258)
Interest rate caps	156	(198)	Interest expense and loan cost amortization	(501)	(167)
Reclassification of interest rate swaps upon derecognition	127	55	Interest expense and loan cost amortization	(127)	(55)
Reclassification of interest rate swaps due to ineffectiveness	―	4	Interest expense and loan cost amortization	―	(4)
Total	$623	$247		$(80)	$(1,484)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

11.	Equity (continued)

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments		Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss into earnings
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017		2018	2017
Interest rate swaps	$2,307	$2,518	Interest expense and loan cost amortization	$320	$(2,768)
Interest rate caps	1,216	(95)	Interest expense and loan cost amortization	(920)	(257)
Reclassification of interest rate swaps upon derecognition	253	55	Interest expense and loan cost amortization	(253)	(55)
Total	$3,776	$2,478		$(853)	$(3,080)

12.	Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the quarter and six months ended June 30, 2018 and 2017.  The Company recorded a total provision for income taxes of approximately $0.9 million and $1.6 million for the quarter and six months ended June 30, 2018, respectively, and $0.1 million and $0.3 million for the quarter and six months ended June 30, 2017, respectively.  Of the total provision for income taxes for the quarter and six months ended June 30, 2018, approximately $0.2 million and $0.2 million, respectively, represents current income tax expense, and approximately $0.8 million and $1.3 million, respectively, represents a decrease to the Company’s net deferred tax assets which is primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carry-forwards.  All of the approximate $0.1 million and $0.3 million of the Company’s total income tax expense for the quarter and six months ended June 30, 2017 was classified as current income tax expense.

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

Refer to Note 4. “Real Estate Assets, net” for additional information on the remaining expansion budgets for the Company’s real estate under development.

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  The Company has six remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.  For the remaining six promoted interest agreements, the established performance metrics were not met nor probable of being met as of June 30, 2018.

The Company’s Advisor has approximately 1.3 million contingently issuable restricted stock shares that were issued pursuant to the expense support agreements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

14.	Assets Held For Sale, net

In August 2017, the Company committed to a plan to sell the Perennial Communities which are comprised of six skilled nursing facilities located in Arkansas, and classified the associated assets as held for sale. The sale of these properties would not cause a strategic shift in the Company nor would it be considered individually significant; therefore, the properties do not qualify as discontinued operations.

In March 2018, the Company committed to a plan to sell Physicians Regional Medical Center – Central Wing (“Physicians Regional”). In May 2018, the Company completed the sale of Physicians Regional, received net sales proceeds of approximately $5.8 million and recorded a gain on sale of real estate of approximately $1.0 million in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2018. The sale of Physicians Regional did not cause a strategic shift in the Company nor was it considered individually significant; therefore, it did not qualify as discontinued operations.

As of June 30, 2018 and December 31, 2017, assets held for sale, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Real estate held for sale, net	$46,908	$51,731
Intangibles, net	800	860
Deferred rent and lease incentives	4,970	4,972
Other liabilities	―	(79)
Real estate held for sale, net	$52,678	$57,484

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2018 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value (“NAV”) per share of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

Important factors that could cause the Company's actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions and the following: a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with the Company’s investment strategy, including its concentration in the healthcare sector; the illiquidity of an investment in the Company’s stock; liquidation at less than the subscription price of the Company’s stock; the impact of regulations requiring periodic valuation of the Company on a per share basis, including the uncertainties inherent in such valuations and that the amount that a stockholder would ultimately realize upon liquidation may vary significantly from the Company’s NAV; risks associated with real estate markets, including declining real estate values; risks associated with reliance on the Company’s advisor and its affiliates, including conflicts of interest; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s inability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s qualification as a REIT for federal income tax purposes; and the Company’s inability to protect its intellectual property and the value of its brand.  Given these uncertainties, the Company cautions you not to place undue reliance on forward-looking information.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of June 30, 2018 (unaudited) and December 31, 2017.  Amounts as of December 31, 2017, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On September 30, 2015, we completed our Offerings pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the SEC.  In October 2015, we deregistered the unsold shares of our common stock under our previous registration statement on Form S-11, except for 20 million shares that we concurrently registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through our Reinvestment Plan.  Effective as of July 11, 2018, the Company suspended the Reinvestment Plan and future distributions, if any, will be made in cash to stockholders who had previously participated in the Reinvestment Plan.

In April 2018, we extended the advisory agreement through June 2019.  In addition, in April 2018, we and the Property Manager agreed that the property management agreement would expire on its stated date of June 28, 2018.

Our Advisor is responsible for managing our affairs on a day-to-day basis; was responsible for identifying, recommending and executing acquisitions, managing and leasing our healthcare real estate investments, and is responsible for identifying, recommending and executing upon dispositions on our behalf pursuant to an advisory agreement.  Our Advisor and Property Manager are each wholly owned by affiliates of our Sponsor, which is an affiliate of CNL, a private investment management firm providing global real estate and alternative investments.  As a result, our Advisor and Property Manager each represent related parties and each have received or will receive compensation, fees and expense reimbursements for services related to managing of our business.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate and real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 34 states. The map below shows our current property allocations across geographic regions as of June 30, 2018:

As of June 30, 2018, our healthcare investment portfolio consisted of interests in 142 properties, including 72 seniors housing properties, 53 MOBs, 12 post-acute care facilities and five acute care hospitals.  Of our properties held at June 30, 2018, five of our 72 seniors housing properties were owned through an unconsolidated joint venture and one was comprised of unimproved land.  One of our five acute care properties currently has an expansion project.  The following table summarizes our healthcare portfolio by asset class and investment structure as of June 30, 2018:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	10.2%
Seniors housing managed (2)	51	1,427.8	46.9%
Seniors housing unimproved land	1	1.1	0.0%
Medical office leased (1)	53	925.6	30.5%
Post-acute care leased (1)	12	190.8	6.3%
Acute care leased (1)	5	153.9	5.1%
Acute care expansion project (3)	―	0.6	0.0%
Unconsolidated investments:
Seniors housing managed (4)	5	31.1	1.0%
	142	$3,041.9	100.0%

____________

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income and tenant reimbursements.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	Investments herein relate to expansion project whose property count is included in acute care leased.
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

Since inception, we invested approximately $297.0 million in nine ground-up developments and four expansion projects.  During the six months ended June 30, 2018, we funded additional amounts related to our completed developments, currently in the lease-up phase.  These types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our results of operations and net asset valuation.  However, we believe that investing a portion of our capital into these types of properties has been beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions.  Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of June 30, 2018:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	22.8%	2022-2025
Wellmore, LLC	2	366	6.6%	2026-2027
Novant Medical Group, Inc.	5	311	5.6%	2018-2027
Other tenants (1)	65	3,593	65.0%	2018-2038
	85	5,531	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	31.1%	2019-2021
Prestige Senior Living, LLC	13	895	14.3%	2019
Morningstar Senior Management, LLC	4	834	13.3%	2018-2019
SLH Austin Manager, LLC	3	431	6.9%	2020-2025
Parc Communities, LLC	2	385	6.2%	2022
Harborchase Retirement, LLC	4	380	6.1%	2018-2024
Other operators (1)	18	1,381	22.1%	2018-2025
	51	6,255	100.0%

_________________

FOOTNOTE:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our consolidated rentable square footage.

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

Tenant Lease Expirations

As of June 30, 2018, we owned 85 properties that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases.  During the six months ended June 30, 2018, our rental income represented approximately 30.5% of our total revenues.

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date.  As of June 30, 2018, approximately 39.6% of our rental income was scheduled to expire through 2022, and approximately 60.4% of our rental income was scheduled to expire in 2023 or later.  We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.” Certain amendments or modifications to the terms of existing leases could require lender approval. We do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.

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

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2018, each of the next nine years and thereafter on our consolidated healthcare investment portfolio (excluding real estate under development), assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of June 30, 2018:

Year of Expiration (1)	Number of Tenants	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2018	49	206	$5,631	4.6%
2019	73	309	7,487	6.1%
2020	70	411	9,674	7.9%
2021	64	318	7,897	6.4%
2022	42	1,092	17,921	14.6%
2023	88	877	22,746	18.5%
2024	16	294	7,418	6.0%
2025	37	565	11,062	9.0%
2026	6	160	3,512	2.9%
2027	14	497	6,489	5.3%
Thereafter	27	802	22,980	18.7%
Total	486	5,531	$122,817	100.0%

Weighted Average Remaining Lease Term (in years): (3)				6.5 years

___________________

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Liquidity and Capital Resources

General

Our primary source of capital includes proceeds from collateralized or uncollateralized financings from banks or other lenders, other assets and undistributed operating cash flows, and to a lesser extent, proceeds from the sale of properties.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of June 30, 2018 we have approximately $63.8 million of undrawn availability remaining under our Revolving Credit Facility, as discussed below.

We may also be negatively impacted by rising interest rates on any unhedged variable rate debt or the timing of when we seek to refinance existing debt.  As such, we have entered into interest rate protection in the form of interest rate caps and will continue to evaluate the need for additional interest rate protection in the form of interest rate swaps or caps on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

Sources of Liquidity and Capital Resources

Reinvestment Plan

For the six months ended June 30, 2018 and 2017, we received proceeds from our Reinvestment Plan of approximately $22.0 million and $20.7 million, respectively.  In June 2018, in light of our decision to proceed with the exploration of strategic alternatives, we suspended our Reinvestment Plan.  As a consequence of the suspension of the Reinvestment Plan, stockholders who were participants in the Reinvestment Plan will receive cash distributions instead of additional shares of our common stock.

Borrowings

During the six months ended June 30, 2018 and 2017, we borrowed proceeds of approximately $55.5 million and $148.2 million, respectively. We have borrowed money to fund real estate development and intend to continue borrowing money to fund other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities.  Our principal demand for funds is expected to be for the payment of debt service on our outstanding indebtedness and the payment of distributions.  Generally, we expect to meet short-term working capital needs from our cash flows from operations.

On an ongoing basis, we monitor our debt maturities, engage in dialogues with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.  As of December 31, 2017, we had approximately $254.3 million of debt obligations maturing in 2018 as well as approximately $531.3 million of additional debt obligations maturing in 2019.   During the quarter and six months ended June 30, 2018, we completed refinancings on approximately $193.9 million of debt obligations maturing in 2018 and 2019, which were comprised of the following transactions:

•

In May 2018, we refinanced approximately $57.6 million of borrowings related to our Memorial Hermann Orthopedic & Spine Hospital (“MHOSH”) and MHOSH MOB in Houston, Texas.  This mortgage loan has a term of 60 months, an interest rate equal to 30-day LIBOR plus 2.20% per annum, monthly interest only payments for the first 24 months and monthly principal and interest payments for the remaining term of the combined loan using a 30-year amortization payment with the remaining principal balance due upon maturity.  The previous loan balance totaled approximately $46.7 million, was scheduled to mature in June 2019, and had an interest rate equal to 90-day LIBOR plus 2.85%.

•

In June 2018, we refinanced approximately $175.0 million of borrowings related to our Southeast Medical Office Properties in North Carolina, Georgia and Tennessee.  These mortgage loans have a term of 60 months, an interest rate equal to the 30-day LIBOR plus 2.00% per annum, monthly interest only payments for the first 30 months and principal and interest payments for the remaining term of the combined loans using a 30-year amortization payment with the remaining principal balance due upon maturity.

The previous loan balance totaled approximately $147.2 million, was scheduled to mature in December 2019, and had an interest rate equal to 30-day LIBOR plus 2.00%.

Additionally, in July 2018, we extended the mortgage loan related to the Lee Hughes Medical Office Building of approximately $17.3 million for 18 months. The loan was scheduled to mature in 2018 and will now mature in 2020.  We will continue to make the monthly principal and interest payments as outlined in the loan agreement.

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

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our credit facilities) on an annual basis. As of June 30, 2018 and December 31, 2017, we had an aggregate debt leverage ratio of approximately 54.0% and 53.5%, respectively, of our gross asset values, as defined.

Net Cash Provided by Operating Activities

We experienced positive cash flow from operating activities for the six months ended June 30, 2018 and 2017 of approximately $34.1 million and $41.5 million, respectively.  The decrease in cash flows from operating activities for the six months ended June 30, 2018 as compared to the same period in 2017 was primarily the result of the following:

•

an increase in interest expense paid resulting from higher interest rates for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, as well as higher average debt outstanding;

•

a decrease resulting from payment of financing coordination fees, legal fees and other third-party costs associated to the refinancing of our MHOSH, MHOSH MOB and Southeast Medical Office Properties mortgage loans which were expensed for the six months ended June 30, 2018 as the refinancings were determined to be loan modifications for accounting purposes.  There were no similar such expenses recognized in the prior period;

•	a decrease resulting from unfavorable changes in operating assets and liabilities across periods;
•

an increase in asset management fees for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily as the result of the completion of four development properties and two expansion projects subsequent to January 1, 2017; and

•

offset by increased net operating income (“NOI”) as a result of the improved performance of our value-add  properties and completion of four development properties and two expansion projects after January 1, 2017; and

•

decrease in lease incentives paid in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs for which we paid $1.2 million during the six months ended June 30, 2018, as compared to $3.8 million during the six months ended June 30, 2017.

We expect that cash flows provided by operating activities will grow as we increase occupancy in our existing properties, including recently completed development and expansion properties.

Expense Support Agreements

The expense support agreements, as amended, govern the fees and expenses charged by the Advisor and Property Manager to the Company.  Refer to our Annual Report on Form 10-K for further information.  Under the terms of the expense support agreements, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreements, we will issue, within 90 days following the determination date, a number of shares of restricted stock equal to the quotient of the expense support amounts provided by our Advisor for the preceding calendar year divided by our then-current NAV per share of common stock.  We did not recognize or estimate annual expense support for the six months ended June 30, 2018 and 2017.  As discussed in Item 2. “Management’s Discussion and Analysis – Overview”, our property management agreement with our Property Manager expired on June 28, 2018.  Accordingly, there will be no amounts due to the Property Manager going forward which would be subject to the provisions of the expense support agreements.

Proceeds from Sale of Real Estate

In May 2018, we completed the sale of Physicians Regional and received net sales proceeds of approximately $5.8 million, which were used to pay down the related mortgage loan.

Tenant Workout

In January 2016, we executed a lease with a new tenant at our specialty hospital in Hurst, TX that included similar economic terms as the previous lease.  This new lease increased our operating cash flows in 2016 given the loss in revenues as a result of the tenant default on the previous lease in 2015.  However, during 2017, the new tenant began to experience financial difficulties, and as a result, we entered into a forbearance agreement with this tenant in July 2017 that resulted in the majority of the remaining 2017 rent payments, which totaled approximately $0.9 million, being deferred until December 2018.  In June 2018, we amended the forbearance agreement, which resulted in the majority of rent payments in 2018 being deferred until July 2019. For the six months ended  June 30, 2018 and 2017, we have deferred approximately $0.7 million and $0.2 million, respectively, of rent payments due under the lease in accordance with the original and amended forbearance agreements.  Additionally, as of June 30, 2018, we had deferred a total of approximately $1.3 million in rent payments due under the lease.  We will continue to monitor the performance of this tenant in 2018.

Uses of Liquidity and Capital Resources

Lease Incentives

During the six months ended June 30, 2018 and 2017, we paid approximately $1.2 million and $3.8 million, respectively, of costs on behalf of our tenants as lease incentives in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs.  Lease incentives are capitalized as deferred rent and amortized as straight-line rent over the respective lease terms.  While we expect the impact of these lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will contribute to same-store NOI growth in future periods and that the extension of existing lease terms could increase the value of our properties.

Development Properties

As of December 31, 2017, we had substantially completed development on all of our properties.  In connection with our completed seniors housing, acute and post-acute care developments, we paid approximately $1.3 million and $36.7 million in development costs during the six months ended June 30, 2018 and 2017, respectively.  We expect to fund approximately $4.1 million of development costs, of which $3.0 million is related to the expansion at North Carolina Specialty Hospital and approximately $0.8 million is primarily related to developer holdback fees related to our completed developments.

As a result of our completed seniors housing developments continuing to lease-up towards and/or achieving stabilization, we continue to monitor these properties to determine whether the established performance metrics of their respective promoted interest agreements have been met.  During the six months ended June 30, 2018, we paid an approximate $1.0 million distribution to the holder of a promoted interest related to the HarborChase of Villages Crossing development for which the performance metrics were met and the distribution accrued as of December 31, 2017. We expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties to the extent the established performance metrics are met.  However, no other performance metrics were met or probable of being met during the quarter and six months ended June 30, 2018.

Debt Repayments

During the six months ended June 30, 2018, we paid approximately $41.5 million of total repayments which was comprised of $25.0 million in repayments on our Revolving Credit Facility, $5.8 million in repayments on our mortgage loan for Physicians Regional and $10.7 million in scheduled repayments on our mortgages and other notes payable. During the six months ended June 30, 2017, we paid approximately $95.8 million of total repayments which was comprised of $34.9 million in repayments on our Revolving Credit Facility, $49.6 million in repayments on our mortgage loans for Knoxville Medical Office Properties and the Claremont Medical Office property prior to their scheduled maturities and $11.4 million of scheduled repayments on our mortgages and other notes payable.

As of June 30, 2018, we have approximately $229.7 million of debt obligations coming due during the remainder of 2018, of which approximately $172.0 million relates to the Revolving Credit Facility and approximately $6.7 million relates to Northwest Medical Park, for each of which we hold 12-month extension options.  In July 2018, we extended our mortgage loan related to the Lee Hughes Medical Office Building of approximately $17.3 million for 18 months.  In August 2018, we paid down approximately $4.3 million on our construction loan related to Watercrest at Katy. The remaining $29.4 million of debt obligations coming due in 2018 is comprised of the following: (1) approximately $4.4 million of scheduled repayments on various properties; and (2) an approximate $25.0 million debt maturity in August 2018 related to Calvert Medical Office Properties. While the combination of the undrawn availability under our Revolving Credit Facility of approximately $63.8 million as of June 30, 2018 and our forecasted cash flows from operations for the remainder of 2018 are expected to be in excess of the $29.4 million of remaining debt obligations coming due in 2018, we continue to explore various financing scenarios including, but are not limited to, the following: (1) adding certain of the aforementioned properties to the unencumbered pool of assets supporting our Credit Facilities, which would increase the undrawn availability under our Revolving Credit Facility as there is approximately $34.2 million of additional borrowing capacity as of June 30, 2018, (2) using proceeds from the sale of real estate in order to repay certain debt obligations coming due, and/or (3) obtaining proceeds from other sources; such as from cash flows provided by financing activities, a component of which could include borrowings, whether collateralized by our assets or unsecured (“Other Sources”).

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities.  While we generally expect to pay distributions from cash flows provided by operating activities, we have and may continue to cover periodic shortfalls between distributions paid and cash flows from operating activities from Other Sources.  In June 2018, we suspended our Reinvestment Plan, effective July 11, 2018.  As a result of our suspension of our Reinvestment Plan, stockholders who were participants in our Reinvestment plan will receive cash distributions instead of additional shares of our common stock going forward.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for quarter and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Cash Flows Provided by Operating Activities (3)
2018 Quarters
First	$0.11639	$20,324	$11,078	$9,246	$17,787
Second	0.11639	20,247	10,935	9,312	16,285
Total	$0.23278	$40,571	$22,013	$18,558	$34,072

2017 Quarters
First	$0.10581	$18,525	$10,412	$8,113	$18,667
Second	0.10581	18,515	10,305	8,210	22,815
Total	$0.21162	$37,040	$20,717	$16,323	$41,482

___________

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)

For the six months ended June 30, 2018 and 2017, our net loss attributable to common stockholders was approximately $15.2 million and $15.2 million, respectively, while total distributions declared were approximately $40.6 million and $37.0 million, respectively. For the six months ended June 30, 2018 and 2017, approximately 84% and 100%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 16% and 0%, respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

(3)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions. GAAP requires the payment of certain items (most notably, lease incentives, financing coordination fees and acquisition fees and costs related to business combinations) to be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. For example, for the six months ended June 30, 2018 and 2017, we paid approximately $1.2 million and $3.8 million, respectively, of lease incentives, and for the six months ended June 30, 2018 we paid $2.3 million of financing coordination fees, which reduces the measure of our cash flows from operations, as the related refinancings were determined to be loan modifications for accounting purposes.

Common Stock Redemptions

Our redemption plan (“Redemption Plan”) was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any liquidity event.  Proceeds from our Reinvestment Plan were the primary source of available funds for redemption requests under the Redemption Plan on a quarterly basis with additional sources for excess redemption requests determined by our board of directors in accordance with the Redemption Plan.

During the six months ended June 30, 2018, we received requests for the redemption of common stock of approximately $40.0 million, which exceeded proceeds received from our Reinvestment Plan by approximately $18.0 million.  Of the excess $18.0 million in redemption requests, approximately $6.3 million of the excess redemptions requests related to the quarter ended March 31, 2018 were approved by our board of directors while the approximate $11.7 million of remaining excess redemptions requests related to the quarter ended June 30, 2018 were placed in a redemption requests queue pursuant to our Redemption Plan.  Refer to Part II. “Other Information” – Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information of these redemption requests.

In June 2018, we suspended our Redemption Plan effective as of July 11, 2018.  We processed all additional redemption requests received in good order up until the close of business on July 11, 2018, which totaled approximately $4.7 million of additional requests for the redemption of common stock.  These unsatisfied redemption requests, aggregating $16.4 million were placed in the redemption queue and will remain there until such time, if at all, that our board of directors reinstates the Redemption Plan.  Unless the Redemption Plan is reinstated by our board of directors, the Company will not as a general matter accept or otherwise process any additional redemption requests received after July 11, 2018.  There can be no guarantee that the Redemption Plan will be reinstated by our board of directors.  Refer to Part II. “Other Information” – Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information as to the priority, if any, of future redemptions.

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

Quarter and six months ended June 30, 2018 as compared to the quarter and six months ended June 30, 2017

As of June 30, 2018, we owned 136 consolidated operating real estate investment properties, which excludes unconsolidated investments and unimproved land, and our portfolio consisted of units operated under management agreements with third-party operators and approximately 5.5 million rentable square feet that was 96.8% leased to third-party tenants.

	Investment count as of
	June 30,
Consolidated operating investment types:	2018	2017
Seniors housing leased	15	17
Seniors housing managed	51	49
Medical office leased	53	54
Post-acute care leased	12	12
Acute care leased	5	5
	136	137

Rental Income and Tenant Reimbursements. Rental income and tenant reimbursements was approximately $37.4 million and $74.4 million, respectively, for the quarter and six months ended June 30, 2018 as compared to approximately $38.0 million and $75.5 million, respectively, for the quarter and six months ended June 30, 2017.   The decrease in rental income and tenant reimbursements across periods primarily resulted from the transition of the Parc Communities in July 2017 from being leased to a third-party operator under a triple-net lease arrangement to being managed pursuant to a third-party management contract under a RIDEA structure (“Parc Communities Leased to Managed Transition”).  This decrease was partially offset by: (1) the completion of Welbrook Transitional Care Grand Junction development and the commencement of the related lease in March 2017; and (2) the completion of Wellmore of Lexington development and the commencement of the related lease in July 2017.

Resident Fees and Services. Resident fees and services income was approximately $68.4 million and $136.0 million, respectively, for the quarter and six months ended June 30, 2018 as compared to approximately $59.8 million and $118.0 million, respectively, for the quarter and six months ended June 30, 2017. The increase in resident fees and services is primarily a result of: (1) the Parc Communities Leased to Managed Transition; (2) year-over-year growth in occupancy rates within our seniors housing properties; (3) the continued lease-up of additional seniors housing units at two development properties and two expansion projects that were completed in 2017.

Property Operating Expenses. Property operating expenses were approximately $51.8 million and $103.7 million, respectively, for the quarter and six months ended June 30, 2018 as compared to approximately $47.3 million and $92.7 million, respectively, for the quarter and six months ended June 30, 2017. The increase in property operating expenses is primarily a result of: (1) the Parc Communities Leased to Managed Transition; (2) year-over-year growth in occupancy rates within our seniors housing properties; (3) the continued lease-up of additional seniors housing units at two development properties and two expansion projects that were completed in 2017.

Asset Management Fees. We incurred asset management fees payable to our Advisor of approximately $7.6 million and $15.2 million, respectively, for the quarter and six months ended June 30, 2018, as compared to approximately $7.6 million and $15.1 million, respectively, for the quarter and six months ended June 30, 2017. For the quarter and six months ended June 30, 2018, no asset management fees were capitalized as real estate under development. For the quarter and six months ended June 30, 2017, approximately $0.2 million and $0.4 million, respectively, of asset management fees were capitalized as real estate under development.  As described in Note 9. “Related Party Arrangements,” there was no expense support estimated during the quarter and six months ended June 30, 2018 and 2017. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

Property Management Fees.  We incurred property management fees payable to our Property Manager and third party operators of approximately $4.9 million and $10.3 million for the quarter and six months ended June 30, 2018, respectively, as compared to approximately $4.8 million and $9.4 million, respectively, for the quarter and six months ended June 30, 2017.  Of these amounts, approximately $1.2 million and $2.3 million, respectively, for the quarter and six months ended June 30, 2018 as compared to approximately $1.2 million and $2.5 million, respectively, for the quarter and six months ended June 30, 2017 were payable to our Property Manager.   As discussed in Item 2. “Management’s Discussion and Analysis – Overview”, the property management agreement expired on its stated termination date of June 28, 2018 and was not extended.  As a result, we will not incur property management fees payable to our Property Manager and therefore we expect lower property management fees in future periods.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $24.5 million and $50.0 million, respectively, for the quarter and six months ended June 30, 2018, as compared to approximately $26.8 million and $54.3 million, respectively, for the quarter and six months ended June 30, 2017.   Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The decrease in depreciation and amortization expense across periods resulted from several intangible assets related to our seniors housing investments being fully amortized and certain assets being classified as held for sale, offset by an increase in depreciation related to the completion of our developments and expansions in 2017.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $18.6 million and $36.9 million, respectively, for the quarter and six months ended June 30, 2018, as compared to approximately $17.1 million and $33.2 million, respectively, for the quarter and six months ended June 30, 2017. For the quarter and six months ended June 30, 2018, no interest expense and loan cost amortization was capitalized as development costs relating to our real estate under development, as compared to approximately $0.8 million and $1.9 million, respectively, for the quarter and six months ended June 30, 2017.  The increase in interest expense and loan cost amortization was primarily the result of an increase in our average debt outstanding to approximately $1.7 billion for the quarter and six months ended June 30, 2018, as compared with approximately $1.6 billion for both the quarter and six months ended June 30, 2017 and the increase in the London interbank offered rate (“LIBOR”) for the quarter and six months ended June 30, 2018 as compared to the quarter and six months ended June 30, 2017.

Equity in Earnings (Loss) of Unconsolidated Entity. Our unconsolidated entity relating to our investment in the Windsor Manor joint venture generated earnings of approximately $0.1 million and $0.2 million, respectively, for quarter and six months ended June 30, 2018, as compared to the earnings (loss) of approximately ($0.1) million and $0.1 million, respectively, for the quarter and six months ended June 30, 2017.  Equity in earnings of unconsolidated entities is determined using the hypothetical liquidation method book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences.

Net Loss Attributable to Noncontrolling Interests.  During the quarter and six months ended June 30, 2018, net loss attributable to our co-venture partners was approximately $0.03 million and $0.05 million, respectively, as compared to approximately $0.1 million and $0.2 million, respectively, for the quarter and six months ended June 30, 2017.  In accordance with the provisions of each joint venture agreement, we allocate loss from operations to our co-venture partners based on their percentage ownership in each joint venture. These losses are primarily related to our Fieldstone at Pear Orchard and our Watercrest at Katy joint ventures, which both completed construction in 2016 and are in the lease-up phase.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated NOI from acquisitions made or developments completed after January 1, 2017, which are excluded as we did not own those properties during the entirety of all periods presented.  The chart below illustrates our net losses, and NOI for the quarter and six months ended June 30, 2018 and 2017 (in thousands) and the amount invested in properties as of June 30, 2018 and 2017 (in millions):

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Net loss	$(7,334)	$(7,996)			$(15,232)	$(15,460)
Adjusted to exclude:
General and administrative expenses	3,649	2,885			7,123	6,357
Asset management fees	7,601	7,363			15,198	14,635
Contingent purchase price consideration adjustment	―	77			―	77
Financing coordination fees	2,326	―			2,326	―
Depreciation and amortization	24,454	26,830			50,030	54,286
Other expenses, net of other income	18,508	16,348			36,505	31,160
Gain on sale of real estate	(1,049)	―			(1,049)	―
Income tax expense	947	139			1,582	254
NOI	49,102	45,646	$3,456	7.6%	96,483	91,309	$5,174	5.7%
Less: Non-same-store NOI	(1,256)	687			(2,938)	761
Same-store NOI	$47,846	$46,333	$1,513	3.3%	$93,545	$92,070	$1,475	1.6%
Invested in operating properties, end of period (in millions)	$3,009	$3,002			$3,009	$3,002

Overall, our NOI for the six months ended June 30, 2018 increased by approximately $5.2 million as compared to the same period in the prior year.  Our non-same-store NOI of approximately $2.9 million for the six months ended June 30, 2018 primarily related to the completion of four development properties and two expansion projects after January 1, 2017.  Our same-store NOI for the six months ended June 30, 2018 increased by approximately $1.5 million, or 1.6%, as compared to the same period in the prior year.  The increase in same-store NOI is primarily attributable to the continued lease-up of additional seniors housing units at two development properties and one expansion project that were completed in 2016 as well as year-over-year revenue and occupancy growth within our seniors housing properties— specifically, our Pacific Northwest Communities.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(7,308)	$(7,901)	$(15,182)	$(15,225)
Adjustments:
Depreciation and amortization	24,454	26,830	50,030	54,286
Gain on sale of real estate	(1,049)	―	(1,049)	―
FFO adjustments attributable to noncontrolling interests	(60)	―	(120)	―
FFO adjustments from unconsolidated entities (1)	140	300	278	321
FFO attributable to common stockholders	16,177	19,229	33,957	39,382
Straight-line rent adjustments (2)	(507)	(395)	(976)	(998)
Amortization of above and below market intangibles (3)	128	164	277	344
Unrealized loss (gain) from mark-to-market adjustments on swaps (4)	(2)	59	(26)	55
Realized loss on extinguishment of hedges or other derivatives (5)	127	―	253	―
Loss on extinguishment of debt (6)	―	239	―	239
Contingent purchase price consideration adjustment (7)	―	77	―	77
MFFO adjustments attributable to noncontrolling interests	(1)	―	(1)	―
MFFO attributable to common stockholders	$15,922	$19,373	$33,484	$39,099
Weighted average number of shares of common
stock outstanding (basic and diluted)	174,201	175,221	174,526	175,249
Net loss per share (basic and diluted)	$(0.04)	$(0.05)	$(0.09)	$(0.09)
FFO per share (basic and diluted)	$0.09	$0.11	$0.19	$0.22
MFFO per share (basic and diluted)	$0.09	$0.11	$0.19	$0.22

________________

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
(2)

Under GAAP, rental receipts are allocated to periods using various methodologies.  This may result in income or expense recognition that is significantly different than underlying contract terms.  By adjusting for these items (from a GAAP accrual basis in order to reflect such payments on a cash basis of amounts expected to be received for such lease and rental payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

________________

FOOTNOTES (continued):

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

Contractual Obligations

The following table presents our contractual obligations by payment periods as of June 30, 2018 (in thousands):

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Mortgages and other notes payable (principal and interest)	$80,254	$394,672	$471,444	$264,967	$1,211,337
Credit facilities (principal and interest)	196,655	470,832	―	―	667,487
Development contracts on development properties (1)	4,149	―	―	―	4,149
Ground leases (2)	1,001	4,072	4,186	108,923	118,182
	$282,059	$869,576	$475,630	$373,890	$2,001,155

________________

FOOTNOTES:

(1)

These amounts represent our expected timing of such development costs, which include both accrued development costs as of June 30, 2018 of approximately $1.1 million as well as the remaining budgeted development costs not yet incurred.

(2)	Ground leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2045 to 2082.

Off-Balance Sheet Arrangements

As of June 30, 2018, our off-balance sheet and other arrangements were not materially different from the amounts reported for the year ended December 31, 2017.  Refer to our Annual Report for a summary of our off-balance sheet and other arrangements.

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

The following is a schedule as of June 30, 2018, of our fixed and variable rate debt maturities for the remainder of 2018, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value (1)
Fixed rate debt	$5,748	$12,092	$51,157	$12,060	$288,846	$34,604	$404,507	$402,000
Weighted average interest rate on fixed debt	4.23%	4.23%	3.84%	4.28%	4.25%	4.52%	4.22%
Variable rate debt	$223,942	$330,070	$376,194	$41,816	$85,278	$222,998	$1,280,298	$1,280,000
Average interest rate on variable rate debt	LIBOR + 2.40%	LIBOR + 2.37%	LIBOR + 2.36%	LIBOR + 2.32%	LIBOR + 2.33%	LIBOR + 2.05%	LIBOR + 2.31%

____________

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2018. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2018, compared to LIBOR rates as of June 30, 2018, would result in fluctuation of interest expense on our variable rate debt of approximately $12.8 million for the year ending December 31, 2018.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of June 30, 2018, the Company’s debt is comprised of approximately 24.0% in fixed rate debt, approximately 63.8% in variable rate debt with current interest rate protection and approximately 12.2% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

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

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities under our Redemption Plan between   April 1, 2018 and June 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the plan	Maximum number of shares that may yet be purchased under the plan
April 1, 2018 through April 30, 2018	―	―	―	3,401,288
May 1, 2018 through May 31, 2018	―	―	―	3,397,024
June 1, 2018 through June 30, 2018	1,075,601	$10.17	1,075,601	(1)
Total	1,075,601	$10.17	1,075,601

____________

FOOTNOTE:

(1)	The Redemption Plan was suspended as discussed below. At no time did the number of shares redeemed exceed the maximum five percent limitation in a rolling 12-month period as described above.

During the six months ended June 30, 2018, we processed requests in the following order:

•	pro rata as to redemptions sought upon a stockholder’s death;
•	pro rata as to redemptions sought by stockholders with a qualifying disability or by stockholders who have been confined to a long-term care facility;
•	pro rata as to redemptions sought by stockholders subject to bankruptcy;
•	pro rata as to redemptions that would result in a stockholder owning less than 100 shares; and
•	pro rata as to all other redemption requests.

With respect to a stockholder whose shares are not redeemed due to insufficient funds in that quarter, the redemption request will be retained by us unless it is withdrawn by the stockholder, and such shares will be redeemed in subsequent quarters to the extent our board of directors reinstates the Redemption Plan and funds become available and before any subsequently received redemption requests are honored, subject to the priority for redemption requests listed above.  Until such time as we redeem the shares, a stockholder may withdraw its redemption request as to any remaining shares not redeemed.  Redeemed shares are considered retired and will not be reissued.

In June 2018, we suspended our Redemption Plan effective as of July 11, 2018.  We processed all redemption requests received in good order up until the close of business on July 11, 2018, which totaled approximately $4.7 million of additional requests for the redemption of common stock and aggregated with the $11.7 million placed in the redemption queue during the six months ended June 30, 2018 total approximately $16.4 million, or 1.6 million shares.  These unsatisfied redemption requests have been placed in the redemption queue and will remain there until such time, if at all, that our board of directors reinstates the Redemption Plan.  Unless the Redemption Plan is reinstated by our board of directors, the Company will not as a general matter accept or otherwise process any additional redemption requests received after July 11, 2018.  There can be no guarantee that the Redemption Plan will be reinstated by our board of directors.

The following tables present a summary of requests received, shares redeemed and shares placed in the redemption queue, pursuant to our Redemption Plan during the six months ended June 30, 2018 and 2017 (in thousands, except per share data):

2018 Quarters	First	Second		Total
Requests in queue	―	―		―
Redemptions requested	1,716,212	2,227,345		3,943,557
Shares redeemed:
Current period requests	(1,716,212)	(1,075,601)		(2,791,813)
Pending redemption requests	―	1,151,744	(1)	1,151,744
Average price paid per share	$10.13	$10.17		$10.14

2017 Quarters	First	Second		Total
Requests in queue	―	―		―
Redemptions requested	1,088,234	1,071,709		2,159,943
Shares redeemed:
Current period requests	(1,088,234)	(1,071,709)		(2,159,943)
Pending redemption requests	―	―		―
Average price paid per share	$9.99	$9.97		$9.98

____________

FOOTNOTE:

(1)	Additional requests of approximately 0.5 million shares were received and accepted through July 11, 2018, which is the date the Redemption plan was suspended.

Item 3.	Defaults Upon Senior Securities - None
Item 4.	Mine Safety Disclosure – Not Applicable
Item 5.	Other Information - None
Item 6.	Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August 2018.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)