Form 10-Q
period 2018-09-30
CNL Healthcare Properties, Inc.
filed 2018-11-14
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of common stock of the registrant outstanding as of October 31, 2018 was 173,973,581.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	September 30,	December 31,
ASSETS	2018	2017
Real estate investment properties, net (including VIEs $168,705 and $174,263, respectively)	$1,475,337	$1,508,484
Assets held for sale, net (including VIEs $39,150 and $44,998, respectively)	1,141,929	1,170,385
Cash (including VIEs $1,206 and $2,203, respectively)	56,392	64,522
Other assets (including VIEs $650 and $384, respectively)	24,832	26,303
Deferred rent and lease incentives (including VIEs $6,361 and $3,577, respectively)	15,430	12,439
Restricted cash (including VIEs $185 and $1,212, respectively)	6,246	7,296
Intangibles, net	1,713	4,112
Total assets	$2,721,879	$2,793,541
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $102,193 and $118,378, respectively)	$516,086	$539,498
Credit facilities	406,042	372,743
Liabilities associated with assets held for sale (including VIEs $30,923 and $35,848, respectively)	794,517	779,707
Accounts payable and accrued liabilities (including VIEs $3,520 and $4,026, respectively)	23,861	38,037
Other liabilities (including VIEs $3,634 and $947, respectively)	10,296	6,955
Due to related parties	3,216	3,941
Total liabilities	1,754,018	1,740,881
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	426	425
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	—	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 and 184,493 shares issued, and 173,974 and 174,634 shares outstanding, respectively	1,740	1,747
Capital in excess of par value	1,514,350	1,523,372
Accumulated loss	(227,205)	(208,775)
Accumulated distributions	(325,101)	(264,283)
Accumulated other comprehensive income (loss)	2,560	(985)
Total stockholders' equity	966,344	1,051,076
Noncontrolling interest	1,091	1,159
Total equity	967,861	1,052,660
Total liabilities and equity	$2,721,879	$2,793,541
The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income and tenant reimbursements	$8,678	$8,671	$26,225	$27,101
Resident fees and services	69,793	64,548	205,754	182,557
Total revenues	78,471	73,219	231,979	209,658
Operating expenses:
Property operating expenses	45,466	41,901	134,024	120,376
General and administrative	2,672	3,303	9,033	8,956
Asset management fees	4,558	4,552	13,693	13,166
Property management fees	2,815	3,771	10,879	10,926
Financing coordination fees	―	2,748	―	2,748
Depreciation and amortization	12,862	15,950	41,528	48,272
Total operating expenses	68,373	72,225	209,157	204,444
Operating income	10,098	994	22,822	5,214
Other income (expense):
Interest and other income (expense)	106	(228)	202	(132)
Interest expense and loan cost amortization	(10,247)	(9,354)	(31,097)	(25,891)
Equity in earnings of unconsolidated entity	267	98	438	230
Total other expense	(9,874)	(9,484)	(30,457)	(25,793)
Income (loss) before income tax	224	(8,490)	(7,635)	(20,579)
Income tax expense	(859)	(72)	(2,404)	(289)
Loss from continuing operations	(635)	(8,562)	(10,039)	(20,868)
Loss from discontinued operations	(2,634)	(2,669)	(9,511)	(5,823)
Loss before gain on sale of real estate	(3,269)	(11,231)	(19,550)	(26,691)
Gain on sale of real estate	―	―	1,049	―
Net loss	(3,269)	(11,231)	(18,501)	(26,691)
Less: Net loss attributable to noncontrolling interest
Continuing operations	(22)	(60)	(64)	(290)
Discontinued operations	1	(1)	(7)	(6)
Net loss attributable to common stockholders	$(3,248)	$(11,170)	$(18,430)	$(26,395)
Net loss per share of common stock (basic and diluted)
Continuing operations	$(0.00)	$(0.05)	$(0.06)	$(0.12)
Discontinued operations	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Weighted average number of shares of common stock outstanding (basic and diluted)	173,974	175,190	174,340	175,229

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(3,269)	$(11,231)	$(18,501)	$(26,691)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	(245)	1,183	3,278	3,607
Reclassification of cash flow hedges due to ineffectiveness	—	132	—	186
Reclassification of cash flow hedges upon derecognition	14	(7)	267	(7)
Total other comprehensive income (loss)	(231)	1,308	3,545	3,786
Comprehensive loss	(3,500)	(9,923)	(14,956)	(22,905)
Less: Comprehensive loss attributable to noncontrolling interest	(21)	(61)	(71)	(296)
Comprehensive loss attributable to common stockholders	$(3,479)	$(9,862)	$(14,885)	$(22,609)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2017	$425	174,634	$1,747	$1,523,372	$(208,775)	$(264,283)	$(985)	$1,051,076	$1,159	$1,052,660
Subscriptions received for common stock through reinvestment plan	―	2,133	21	21,992	―	―	―	22,013	―	22,013
Redemptions of common stock	―	(2,793)	(28)	(28,312)	―	―	―	(28,340)	―	(28,340)
Net loss	(17)	―	―	―	(18,430)	―	―	(18,430)	(54)	(18,501)
Other comprehensive income	―	―	―	―	―	―	3,545	3,545	―	3,545
Distribution to holder of promoted interest	―	―	―	(2,702)	―	―	―	(2,702)	―	(2,702)
Distribution to holder of noncontrolling interest	―	―	―	―	―	―	―	―	(14)	(14)
Cash distributions declared ($0.34917 per share)	―	―	―	―	―	(60,818)	―	(60,818)	―	(60,818)
Contribution from noncontrolling interests	18	―	―	―	―	―	―	―	―	18
Balance at September 30, 2018	$426	173,974	$1,740	$1,514,350	$(227,205)	$(325,101)	$2,560	$966,344	$1,091	$967,861
Balance at December 31, 2016	$472	175,070	$1,751	$1,528,435	$(182,813)	$(186,551)	$(7,863)	$1,152,959	$1,386	$1,154,817
Subscriptions received for common stock through reinvestment plan	―	3,186	32	31,957	―	―	―	31,989	―	31,989
Redemptions of common stock	―	(3,568)	(36)	(35,588)	―	―	―	(35,624)	―	(35,624)
Net loss	(73)	―	―	―	(26,395)	―	―	(26,395)	(223)	(26,691)
Other comprehensive income	―	―	―	―	―	―	3,786	3,786	―	3,786
Distribution to holder of noncontrolling interest	―	―	―	―	―	―	―	―	(27)	(27)
Cash distributions declared ($0.32801 per share)	―	―	―	―	―	(57,403)	―	(57,403)	―	(57,403)
Contribution from noncontrolling interests	―	―	―	―	―	―	―	―	60	60
Balance at September 30, 2017	$399	174,688	$1,747	$1,524,804	$(209,208)	$(243,954)	$(4,077)	$1,069,312	$1,196	$1,070,907

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net cash flows provided by operating activities	$52,518	$56,942
Investing activities:
Acquisition of unimproved land	―	(1,050)
Development of properties	(2,213)	(46,254)
Capital expenditures	(6,913)	(7,789)
Proceeds from sale of property	5,761	―
Other investing activities	(1,505)	(1,157)
Net cash used in investing activities	(4,870)	(56,250)

Financing activities:
Distributions to stockholders, net of distribution reinvestments	(38,805)	(25,415)
Redemptions of common stock	(40,050)	(31,984)
Draws under credit facilities	72,000	42,000
Repayments on credit facilities	(25,000)	(64,863)
Proceeds from mortgages and other notes payable	40,459	164,548
Principal payments on mortgages and other notes payable	(63,712)	(66,098)
Contingent purchase price consideration payments	―	(3,645)
Other financing activities	(2,430)	(4,510)
Net cash flows (used in) provided by financing activities	(57,538)	10,033
Net (decrease) increase in cash and restricted cash	(9,890)	10,725
Cash and restricted cash at beginning of period, including held for sale	74,691	71,238
Cash and restricted cash at end of period, including held for sale	$64,801	$81,963
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Accrued development costs	$2,031	$648
Redemptions payable	$—	$14,037
Distribution to holder of promoted interest	$2,702	$—
Contingent purchase price consideration	$—	$1,000

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (“Company”) was incorporated on June 8, 2010 and elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the year ended December 31, 2012.  The Company is externally advised by CNL Healthcare Corp. (“Advisor”).  The Company’s properties were also managed by CNL Healthcare Manager Corp. (“Property Manager”) through June 28, 2018 as the property management agreement with the Property Manager was not renewed.  Subsequently, the responsibilities previously undertaken by the Property Manager have been performed by the Advisor.  Both the Advisor and Property Manager are affiliates of CNL Financial Group, LLC (“Sponsor”).  The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”) and CNL Securities Corp. (“Managing Dealer”), the managing dealer of the Company’s public offerings (“Offerings”) and a wholly owned subsidiary of CNL.  The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the CHP Partners, LP (“Operating Partnership”) and the Advisor.  Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by affiliates of the Advisor.  In addition, third-party sub-property managers have been engaged to provide certain property management services.

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

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the nine months ended September 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018. Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”).

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the allocation of purchase price, the analysis of real estate impairments, the valuation of contingent assets and liabilities, and the valuation of restricted stock shares issued to the Advisor.  Accordingly, actual results could differ from those estimates.

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

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The amendments add disclosure requirements for the changes in unrealized gains and losses for the period that are held in other comprehensive income for recurring Level 3 fair value measurements as well as disclosure requirements for the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. The amendments also clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019.  The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

The following tables represent the disaggregated revenue for resident fees and services during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2018	2017	2018	2017	2018	2017
Independent living	2,261	2,261	$53.4	$42.1	25.9%	23.0%
Assisted living	2,966	2,966	102.4	95.8	49.8%	52.5%
Memory care	853	821	40.4	36.3	19.6%	19.9%
Other revenues	―	―	9.6	8.4	4.7%	4.6%
	6,080	6,048	$205.8	$182.6	100.0%	100.0%

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of September 30, 2018 and December 31, 2017 are as follows, excluding assets held for sale (in thousands):

	September 30,	December 31,
	2018	2017
Land and land improvements	$132,381	$132,083
Building and building improvements	1,485,697	1,482,158
Furniture, fixtures and equipment	78,219	76,187
Less: accumulated depreciation	(220,960)	(181,944)
Real estate investment properties, net	$1,475,337	$1,508,484

Depreciation expense on the Company’s real estate investment properties, net was approximately $12.8 million and $39.1 million for the quarter and nine months ended September 30, 2018, respectively, and approximately $13.2 million and $38.8 million for the quarter and nine months ended September 30, 2017. These amounts include depreciation through the determination date on assets held for sale; refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2018 and December 31, 2017 are as follows, excluding assets held for sale (in thousands):

	September 30,	December 31,
	2018	2017
In-place lease intangibles	$83,113	$83,113
Less: accumulated amortization	(81,400)	(79,001)
Intangible assets, net	$1,713	$4,112

Amortization on the Company’s intangible assets was approximately $0.1 million and $2.4 million for the quarter and nine months ended September 30, 2018, all of which were included in depreciation and amortization.  Amortization on the Company’s intangible assets was approximately $2.8 million and $9.5 million for the quarter and nine months ended September 30, 2017, all of which were included in depreciation and amortization.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations

In August 2017, the Company committed to a plan to sell the Perennial Communities which are comprised of six skilled nursing facilities located in Arkansas, and classified the properties as held for sale. The sale of these properties would not cause a strategic shift in the Company nor would it be considered individually significant; therefore, the properties do not qualify as discontinued operations.

In March 2018, the Company committed to a plan to sell Physicians Regional Medical Center – Central Wing (“Physicians Regional”). In May 2018, the Company completed the sale of Physicians Regional, received net sales proceeds of approximately $5.8 million and recorded a gain on sale of real estate for financial reporting purposes of approximately $1.0 million in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2018. The sale of Physicians Regional did not cause a strategic shift in the Company nor was it considered individually significant; therefore, it did not qualify as discontinued operations.

In September 2018, the Company committed to a plan to sell 53 medical office buildings, five post-acute care facilities and five acute care hospitals across the US (“MOB/Healthcare Portfolio”), and classified the associated properties as held for sale.  The sale of these properties would cause a strategic shift in the Company and it is considered individually significant; therefore, the properties qualify as discontinued operations.

As of September 30, 2018 and December 31, 2017, assets held for sale consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Real estate held for sale, net	$1,002,432	$1,026,605
Real estate under development	2,438	―
Intangibles, net	83,217	96,200
Deferred rent and lease incentives	40,092	35,323
Other assets	11,587	9,384
Restricted cash	2,163	2,873
Assets held for sale, net	$1,141,929	$1,170,385

As of September 30, 2018 and December 31, 2017, liabilities associated with assets held for sale consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Mortgages and other notes payable	$493,852	$492,655
Credit facilities	271,737	257,323
Other liabilities	16,984	21,064
Accounts payable and accrued liabilities	11,944	8,665
Liabilities associated with assets held for sale	$794,517	$779,707

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations (continued)

The Company classified the revenues and expenses related to the Company’s MOB/Healthcare Portfolio as discontinued operations in the accompanying consolidated statements of operations. The following table is a summary of loss from discontinued operations for the quarter and nine months ended September 30, 2018 and 2017 (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Rental income and tenant reimbursements	$28,458	$28,468	$85,345	$85,507
Operating expenses:
Property operating expenses	7,800	8,077	22,898	22,568
General and administrative	295	226	1,057	855
Asset management fees	3,031	3,010	9,094	9,031
Property management fees	707	1,061	2,899	3,184
Financing coordination fees	―	―	2,326	―
Contingent purchase price consideration adjustment	―	―	―	77
Depreciation and amortization	10,592	10,818	31,956	32,782
Total operating expenses	22,425	23,192	70,230	68,497
Operating income	6,033	5,276	15,115	17,010
Other income (expense):
Interest and other income (expense)	3	(222)	107	(216)
Interest expense and loan cost amortization (1)	(8,652)	(7,705)	(24,678)	(22,562)
Total other expense	(8,649)	(7,927)	(24,571)	(22,778)
Loss before income taxes	(2,616)	(2,651)	(9,456)	(5,768)
Income tax expense	(18)	(18)	(55)	(55)
Loss from discontinued operations	$(2,634)	$(2,669)	$(9,511)	$(5,823)

FOOTNOTE:

(1)

Interest expense and loan cost amortization directly relates to either: (1) expense on mortgages and other notes payable collateralized by properties classified as discontinued operations; or (2) expense on the Company’s Credit Facilities, which is allocated based on the value of the properties, which are classified as discontinued operations and included in the Credit Facilities’ unencumbered pool of assets, and the related indebtedness is required to be repaid upon sale of the properties.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

7.	Variable Interest Entities

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Assets:
Real estate investment properties, net	$168,705	$174,263
Assets held for sale, net (1)	$39,150	$44,998
Cash	$1,206	$2,203
Other assets	$650	$384
Deferred rent and lease incentives	$6,361	$3,577
Restricted cash	$185	$1,212
Liabilities:
Mortgages and other notes payable, net	$102,193	$118,378
Liabilities associated with assets held for sale (1)	$30,923	$35,848
Accounts payable and accrued liabilities	$2,754	$3,117
Accrued development costs	$766	$909
Other liabilities	$3,634	$947

_____________

FOOTNOTE:

(1)	Refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $74.3 million as of September 30, 2018. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

As of September 30, 2018 and December 31, 2017, the Company had 9 and 10 subsidiaries which are classified as VIEs, respectively, due to the following factors and circumstances as of September 30, 2018:

•

Two of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to a ground lease that include buy-out and put options held by either the tenant or landlord under the applicable lease. During the nine months ended September 30, 2018, one reconsideration event occurred, whereby the associated property was sold in accordance with the put option in the air rights lease.

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

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

8.	Indebtedness

The following table provides details of the Company’s indebtedness as of September 30, 2018 and December 31, 2017, excluding assets held for sale (in thousands):

	September 30,	December 31,
	2018	2017
Mortgages payable and other notes payable:
Fixed rate debt	$361,496	$368,873
Variable rate debt (1) (2)	157,043	174,058
Mortgages and other notes payable (3)	518,539	542,931
Premium (discount), net (4)	194	225
Loan costs, net	(2,647)	(3,658)
Total mortgages and other notes payable, net	516,086	539,498
Credit facilities:
Revolving Credit Facility (1) (2) (5)	―	―
First Term Loan Facility (1)	132,263	99,435
Second Term Loan Facility (1) (2)	275,000	275,000
Loan costs, net related to Term Loan Facilities	(1,221)	(1,692)
Total credit facilities, net	406,042	372,743
Total indebtedness, net	$922,128	$912,241

FOOTNOTES:

(1)

As of September 30, 2018 and December 31, 2017, the Company had entered into interest rate swaps with notional amounts of approximately $132.3 million and $99.4 million, respectively, which were settling on a monthly basis. Refer to Note 10. “Derivative Financial Instruments” for additional information.

(2)

As of September 30, 2018 and December 31, 2017, the Company had entered into interest rate caps with notional amounts of approximately $330.0 million and $330.0 million, respectively. In addition, as of September 30, 2018 the Company had entered into interest rate caps with forward effective dates with notional amounts of approximately $392.3 million in order to hedge the Company’s exposure to interest rate changes in future periods.  Refer to Note 10. “Derivative Financial Instruments” for additional information.

(3)

As of September 30, 2018 and December 31, 2017, the Company’s mortgages and other notes payable are collateralized by 37 and 38 properties, respectively, with total carrying value of approximately $0.8 billion and $0.8 billion, respectively.

(4)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(5)

As of September 30, 2018 and December 31, 2017, the Company had undrawn availability under the senior unsecured revolving line of credit (“Revolving Credit Facility”) of approximately $27.6 million and $28.4 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan, which includes certain assets held for sale.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

8.	Indebtedness (continued)

The following is a schedule of future principal payments and maturity for the Company’s total indebtedness for the remainder of 2018, each of the next four years and thereafter, in the aggregate, as of September 30, 2018 (in thousands):

2018	$3,048
2019	201,696
2020	404,540
2021	11,341
2022	282,497
Thereafter	22,874
$925,996

The following table provides details of the fair market value and carrying value of the Company’s indebtedness as of September 30, 2018 and December 31, 2017 (in millions):

	September 30,		December 31,
	2018		2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$518.1	$516.1	$543.8	$539.5
Credit facilities	$407.3	$406.0	$374.4	$372.5

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of September 30, 2018 and December 31, 2017 because of the relatively short maturities of the obligations.

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

As of September 30, 2018, the Company was in compliance with all financial covenants.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

9.	Related Party Arrangements

In April 2018, the Company extended its advisory agreement with the Advisor through June 2019.  In addition, in April 2018, the Company and the Property Manager agreed that the property management agreement would expire on its stated date of June 28, 2018 and was not renewed.  During the quarter and nine months ended September 30, 2018, the Company paid approximately $0.2 million and $0.5 million, respectively, of cash distributions on restricted stock issued pursuant to the Advisor expense support agreement.  During the quarter and nine months ended September 30, 2017, the Company paid approximately $0.2 million and $0.4 million, respectively, of cash distributions on restricted stock issued pursuant to the Advisor expense support agreement.  These amounts have been recognized as compensation expense and included in general and administrative expense in the accompanying condensed consolidated statements of operations.

The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, net of tax, for the quarter and nine months ended September 30, 2018 and 2017, and related amounts unpaid as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	Quarter ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Reimbursable expenses:
Operating expenses (2)	$1,444	$1,396	$4,672	$4,326	$674	$1,042
Acquisition fees and expenses	―	3	―	6	―	2
	1,444	1,399	4,672	4,332	674	1,044
Investment services fees (3)	―	19	60	123	―	―
Financing coordination fees (4)	―	2,748	2,326	3,601	―	―
Property management fees (5)	―	1,196	2,323	3,660	10	381
Asset management fees (6)	7,593	7,643	22,791	22,711	2,532	2,516
Disposition fees (7)	―	―	58	―	―	―
	$9,037	$13,005	$32,230	$34,427	$3,216	$3,941

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.

(3)

For the quarter ended September 30, 2018, the Company did not incur investment services fees. For the nine months ended September 30, 2018, the Company incurred approximately $0.1 million in investment services fees of which approximately $0.1 million were capitalized and included in real estate assets, net in the accompanying consolidated balance sheets. For the quarter and nine months ended September 30, 2017, the Company incurred approximately $0.02 million and $0.1 million, respectively, in investment service fees related to the Company’s completed developments, of which approximately $0.02 million and $0.1 million, respectively, were capitalized and included in real estate assets, net in the accompanying condensed consolidated balance sheets. Investment services fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying condensed consolidated statements of operations.

(4)

For the quarter ended September 30, 2018, the Company did not incur financing coordination fees. For the nine months ended  September 30, 2018, the Company incurred approximately $2.3 million in financing coordination fees related to the refinancing of the loans associated with certain operating properties and were expensed as incurred.  For the quarter and nine months ended September 30, 2017, the Company incurred approximately $2.7 million and $3.6 million of which approximately $0.0 million and $0.9 million, respectively, in financing coordination fees were capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying condensed consolidated balance sheets.  Financing coordination fees associated with the refinancing of debt are either expensed or capitalized based on whether such refinancings are determined to represent loan modifications or loan extinguishments for accounting purposes.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

9.	Related Party Arrangements (continued)

FOOTNOTES (continued):

(5)

For the quarter and nine months ended September 30, 2018, the Company incurred approximately $0.0 million and $2.3 million, respectively, in property management fees payable to the Property Manager and were expensed as incurred.  For the quarter and nine months ended September 30, 2017, the Company incurred approximately $1.2 million and $3.7 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $0.1 million and $0.3 million, respectively, in construction management fees were capitalized and included in real estate assets, net in the accompanying condensed consolidated balance sheets.

(6)

For the quarter and nine months ended September 30, 2018, the Company incurred approximately $7.6 million and $22.8 million, respectively, in asset management fees payable to the Advisor.  For the quarter and nine months ended September 30, 2017, the Company incurred approximately $7.6 million and $22.7 million, respectively, in asset management fees payable to the Advisor of which approximately $0.1 million and $0.5 million, respectively, was capitalized and included in real estate assets, net in the accompanying condensed consolidated balance sheets. No expense support was received for the quarter and nine months ended September 30, 2018 and 2017.

(7)	Amounts are recorded as a reduction to gain on sale of real estate in the accompanying consolidated statements of operations.
10.	Derivative Financial Instruments

The following summarizes the terms of the Company’s derivative financial instruments and the corresponding asset (liability) as of September 30, 2018 and December 31, 2017, including properties classified as held for sale (in thousands):

							Fair value asset (liability) as of
Notional Amount		Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	September 30, 2018	December 31, 2017
$—	(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018	$—	$1
$—	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018	$—	$(213)
$—	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018	$—	$(182)
$—	(2) (3)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019	$—	$(280)
$79,622	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019	$221	$(424)
$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019	$546	$464
$126,255	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019	$1,425	$516
$260,000	(2)	1.5%	―%	11/19/2015	11/19/2015	11/30/2018	$332	$681
$150,000	(4)	1.5%	―%	3/1/2016	3/1/2016	11/30/2018	$194	$393
$117,000	(4)	2.3%	―%	8/29/2017	8/29/2017	9/1/2019	$387	$95
$410,000	(4)	3.0%	―%	3/28/2018	11/30/2018	12/19/2019	$231	$—
$51,575	(4)	3.0%	―%	3/28/2018	7/10/2018	12/19/2019	$29	$—
$175,000	(4)	3.0%	―%	3/28/2018	2/19/2019	12/19/2019	$98	$—
$57,630	(4)	3.0%	―%	5/4/2018	5/4/2018	12/19/2019	$32	$—

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
(2)

Amounts related to interest rate swaps held by the Company which are recorded at fair value and included in either other assets or other liabilities in the accompanying condensed consolidated balance sheets.

(3)	Amounts related to interest rate swap that settled in May 2018 in connection with the refinancing of the underlying mortgage loan and the Company received approximately $0.1 million upon settlement.
(4)	Amounts related to the interest rate caps held by the Company which are recorded at fair value and included in other assets in the accompanying condensed consolidated balance sheets.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

10.	Derivative Financial Instruments (continued)

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

11.	Equity

Stockholders’ Equity:

Distribution Reinvestment Plan — For the nine months ended September 30, 2018 and 2017, the Company received proceeds through its Reinvestment Plan of approximately $22.0 million (2.1 million shares) and $32.0 million (3.2 million shares), respectively.  In June 2018, in light of the Company’s decision to proceed with the exploration of strategic alternatives, the Company suspended the Reinvestment Plan and the Company’s common stock redemption plan (“Redemption Plan”).

Distributions — During the nine months ended September 30, 2018 and 2017, the Company declared cash distributions of $60.8 million and $57.4 million, respectively, of which $38.8 million and $25.4 million, respectively, were paid in cash to stockholders and $0.0 million and $32.0 million, respectively, were reinvested pursuant to the Reinvestment Plan.

Redemptions — During the nine months ended September 30, 2018 and 2017, the Company received requests for the redemption of common stock of approximately $44.7 million and $35.6 million, respectively, of which $28.3 million and $35.6 million, respectively, were approved for redemption at an average price of $10.14 and $9.98, respectively.  The remaining $16.4 million (1.6 million shares) of excess redemptions requests were placed in a redemption requests queue.  In June 2018, in light of the Company’s decision to proceed with the exploration of strategic alternatives, the Company suspended the Redemption Plan effective July 11, 2018.  The $16.4 million in unsatisfied redemption requests that were placed in the redemption queue will remain there until such time, if at all, that the Company’s board of directors reinstates the Redemption Plan.  Unless the Redemption Plan is reinstated by the Company’s board of directors, the Company will not as a general matter, accept or otherwise process any additional redemption requests received after July 11, 2018.  There can be no guarantee that the Redemption Plan will be reinstated by the Company’s board of directors.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

11.	Equity (continued)

Other comprehensive income— The following table reflects the effect of derivative financial instruments held by the Company and included in the condensed consolidated statements of comprehensive loss for the quarter and nine months ended September 30, 2018 and 2017 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments		Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss into earnings
	Quarter Ended September 30,			Quarter Ended September 30,
	2018	2017		2018	2017
Interest rate swaps	$(205)	$888	Interest expense and loan cost amortization	$979	$(433)
Interest rate caps	(40)	295	Interest expense and loan cost amortization	(581)	(254)
Reclassification of interest rate swaps upon derecognition	14	132	Interest expense and loan cost amortization	(14)	(132)
Reclassification of interest rate swaps due to ineffectiveness	―	(7)	Interest expense and loan cost amortization	―	7
Total	$(231)	$1,308		$384	$(812)

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments		Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss into earnings
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Interest rate swaps	$2,102	$3,409	Interest expense and loan cost amortization	$1,299	$(3,201)
Interest rate caps	1,176	198	Interest expense and loan cost amortization	(1,500)	(511)
Reclassification of interest rate swaps upon derecognition	267	186	Interest expense and loan cost amortization	(267)	(186)
Reclassification of interest rate swaps due to ineffectiveness	―	(7)	Interest expense and loan cost amortization	―	7
Total	$3,545	$3,786		$(469)	$(3,891)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

12.	Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the quarter and nine months ended September 30, 2018 and 2017.  The Company recorded a total provision for income taxes of approximately $0.9 million and $2.4 million for the quarter and nine months ended September 30, 2018, respectively, and $0.1 million and $0.3 million for the quarter and nine months ended September 30, 2017, respectively.  Of the total provision for income taxes for the quarter and nine months ended September 30, 2018, approximately $0.2 million and $0.4 million, respectively, represents current income tax expense, and approximately $0.7 million and $2.0 million, respectively, represents a decrease to the Company’s net deferred tax assets which is primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carry-forwards.  All of the approximate $0.1 million and $0.3 million of the Company’s total income tax expense for the quarter and nine months ended September 30, 2017 was classified as current income tax expense.

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

As of September 30, 2018, the Company has an expansion project with a third-party developer at its North Carolina Specialty Hospital in Durham, North Carolina, which is classified as held for sale.  The Company has a commitment to fund approximately $0.9 million of the remaining expansion project budget in addition to the approximate $1.3 million of accrued development costs related to this expansion project as of September 30, 2018.

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  The Company has six remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development. As of September 30, 2018, one property had met its established performance metrics, and the Company estimated an accrual of approximately $2.7 million as a distribution to the holder of promoted interest in the accompanying consolidated balance sheet.  For the remaining five promoted interest agreements, the established performance metrics were not met nor probable of being met as of September 30, 2018.

The Company’s Advisor has approximately 1.3 million contingently issuable restricted stock shares for financial reporting purposes that were issued pursuant to the Advisor expense support agreement.  Refer to Note 9. “Related Party Arrangements” for information on distributions declared related to these restricted stock shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2018 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value (“NAV”) per share of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of September 30, 2018 (unaudited) and December 31, 2017.  Amounts as of December 31, 2017, included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In April 2018, our board of directors formed a Special Committee, consisting solely of independent directors to consider Possible Strategic Alternatives, which are further described in Note 1. “Organization.”  In connection with our consideration of the Possible Strategic Alternatives, as of September 30, 2018, our board of directors committed to a plan to sell our MOB/Healthcare Portfolio, and accordingly the MOB/Healthcare Portfolio has been classified as held for sale with the corresponding operations classified as discontinued operations.  There is no guarantee that we will enter into or consummate a transaction to sell the whole or any part of the MOB/Healthcare Portfolio.

Our Advisor is responsible for managing our affairs on a day-to-day basis, managing and leasing our healthcare real estate investments, and for identifying, recommending and executing upon dispositions on our behalf pursuant to an advisory agreement.  Our Advisor and Property Manager are each wholly owned by affiliates of our Sponsor, which is an affiliate of CNL, a private investment management firm providing global real estate and alternative investments.  As a result, our Advisor and Property Manager each represent related parties and each have received or will receive compensation, fees and expense reimbursements for services related to managing of our business.

Portfolio Overview

We believe recent demographic trends and compelling supply and demand indicators present a strong case for an investment focus on healthcare real estate and real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 34 states. The map below shows our current property allocations across geographic regions as of September 30, 2018:

As of September 30, 2018, our healthcare investment portfolio, including properties classified as held for sale, consisted of interests in 142 properties, including 72 seniors housing properties, 53 MOBs, 12 post-acute care facilities and five acute care hospitals. Of our properties held at September 30, 2018, five of our 72 seniors housing properties were owned through an unconsolidated joint venture and one was comprised of unimproved land.  One of our five acute care properties currently has an expansion project.  The following table summarizes our healthcare portfolio by asset class and investment structure as of September 30, 2018:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	10.2%
Seniors housing managed (2)	51	1,427.8	46.9%
Seniors housing unimproved land	1	1.1	0.0%
Medical office leased (1)	53	925.6	30.4%
Post-acute care leased (1)	12	190.8	6.3%
Acute care leased (1)	5	153.9	5.1%
Acute care expansion project (3)	―	2.4	0.1%
Unconsolidated investments:
Seniors housing managed (4)	5	31.1	1.0%
	142	$3,043.7	100.0%

____________

FOOTNOTES:

(1)

Properties that are leased to third-party tenants for which we report rental income and tenant reimbursements.  Includes our MOB/Healthcare Portfolio, which is classified as discontinued operations and comprised of 53 medical office buildings, five post-acute care facilities and five acute care hospitals.  Refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	Investments herein relate to expansion project whose property count is included in acute care leased and is classified as discontinued operations.
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

Since inception, we invested approximately $298.8 million in 11 ground-up developments and four expansion projects.  During the nine months ended September 30, 2018, we funded additional amounts related to our completed developments, currently in the lease-up phase.  These types of investments are expected to generate limited cash flows from operations and may result in near term downward pressure on our results of operations and net asset valuation.  However, we believe that investing a portion of our capital into these types of properties has been beneficial because they are expected to provide a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions.  Additionally, these types of assets will result in our portfolio having a lower average age, which we believe will enhance our overall market value over the long-term.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of September 30, 2018:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	62.7%	2022-2025
Wellmore, LLC	2	366	18.2%	2026-2027
Community Compassion	6	261	12.9%	2023
Welbrook Senior Living, LLC	1	125	6.2%	2032
	22	2,013	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	31.1%	2018-2022
Prestige Senior Living, LLC	13	895	14.3%	2023-2024
Morningstar Senior Management, LLC	4	834	13.3%	2023
SLH Austin Manager, LLC	3	431	6.9%	2020
Parc Communities, LLC	2	385	6.2%	2023
Harborchase Retirement, LLC	4	380	6.1%	2023-2029
Other operators (1)	18	1,382	22.1%	2020-2027
	51	6,255	100.0%

_________________

FOOTNOTE:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our consolidated rentable square footage.

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

Tenant Lease Expirations

As of September 30, 2018, we owned 85 properties (of which 63 were classified as discontinued operations) that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases.  During the nine months ended September 30, 2018, our rental income represented approximately 30.4% of our total revenues, including properties classified as held for sale.

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

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date.  As of September 30, 2018, none of our rental income was scheduled to expire until 2022.  We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.” Certain amendments or modifications to the terms of existing leases could require lender approval. We do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2018, each of the next nine years and thereafter on our consolidated healthcare investment portfolio, excluding properties classified as discontinued operations, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of September 30, 2018:

Year of Expiration (1)	Number of Tenants	Expiring Leased Square Feet		Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2018	―	―	$	―	―
2019	―	―		―	―
2020	―	―		―	―
2021	―	―		―	―
2022	10	945		14,220	46.6%
2023	6	261		6,191	20.3%
2024	―	―		―	―
2025	3	316		4,878	16.0%
2026	1	137		3,200	10.5%
2027	1	229		676	2.2%
Thereafter	1	125		1,332	4.4%
Total	22	2,013		$30,497	100.0%

Weighted Average Remaining Lease Term (in years): (3) 5.4 years

___________________

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Liquidity and Capital Resources

General

Our primary source of capital includes proceeds from collateralized or uncollateralized financings from banks or other lenders, other assets and undistributed operating cash flows, and to a lesser extent, proceeds from the sale of properties.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  As of September 30, 2018 we have approximately $27.6 million of undrawn availability remaining under our Revolving Credit Facility.

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

Sources of Liquidity and Capital Resources

Reinvestment Plan

For the nine months ended September 30, 2018 and 2017, we received proceeds from our Reinvestment Plan of approximately $22.0 million and $32.0 million, respectively.  In June 2018, in light of our decision to proceed with the exploration of strategic alternatives, we suspended our Reinvestment Plan.  As a consequence of the suspension of the Reinvestment Plan, stockholders who were participants in the Reinvestment Plan will receive cash distributions instead of additional shares of our common stock.

Borrowings

During the nine months ended September 30, 2018 and 2017, we borrowed proceeds of approximately $112.5 million and $206.5 million, respectively. We have borrowed money to fund real estate development and intend to continue borrowing money to fund other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities.  Our principal demand for funds is expected to be for the payment of debt service on our outstanding indebtedness and the payment of distributions.  Generally, we expect to meet short-term working capital needs from our cash flows from operations.

On an ongoing basis, we monitor our debt maturities, engage in dialogues with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.  As of December 31, 2017, we had approximately $254.3 million of debt obligations maturing in 2018 as well as approximately $531.3 million of additional debt obligations maturing in 2019.   During the quarter and nine months ended September 30, 2018, we completed refinancings, repayments and/or extensions totaling approximately $254.3 million of these previous debt obligations, of which approximately $42.7 million and approximately $211.6 million was previously scheduled to mature in 2018 and 2019, respectively. Refer to “Uses of Liquidity and Capital Resources – Debt Repayments” for additional information.

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

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our credit facilities) on an annual basis. As of September 30, 2018 and December 31, 2017, we had an aggregate debt leverage ratio of approximately 54.3% and 53.5%, respectively, of our gross asset values, as defined.

Net Cash Provided by Operating Activities

We experienced positive cash flow from operating activities for the nine months ended September 30, 2018 and 2017 of approximately $52.5 million and $56.9 million, respectively.  The decrease in cash flows from operating activities for the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily the result of the following:

•

an increase in interest expense paid resulting from higher interest rates for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, as well as higher average debt outstanding;

•	a decrease resulting from unfavorable changes in operating assets and liabilities across periods; and

•

an increase in asset management fees for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily as the result of the completion of four development properties and two expansion projects subsequent to January 1, 2017;

•

offset by increased net operating income (“NOI”) as a result of the improved performance of our value-add  properties and completion of four development properties and two expansion projects after January 1, 2017 coupled with a decrease in property management fees paid to the Property Manager as a result of the property management agreement not being renewed; and

•

decrease in lease incentives paid in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs for which we paid $4.0 million during the nine months ended September 30, 2018, as compared to $6.9 million during the nine months ended September 30, 2017.

Expense Support Agreements

The expense support agreements, as amended, govern the fees and expenses charged by the Advisor and Property Manager to the Company.  Refer to our Annual Report on Form 10-K for further information.  Under the terms of the expense support agreements, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreements, we will issue, within 90 days following the determination date, a number of shares of restricted stock equal to the quotient of the expense support amounts provided by our Advisor for the preceding calendar year divided by our then-current NAV per share of common stock.  We did not recognize or estimate annual expense support for the nine months ended September 30, 2018 and 2017.  Since the property management agreement with our Property Manager expired on June 28, 2018, there will be no amounts due to the Property Manager subject to the provisions of the expense support agreements.

Proceeds from Sale of Real Estate

In May 2018, we completed the sale of Physicians Regional and received net sales proceeds of approximately $5.8 million, which were used to pay down the related mortgage loan.

Tenant Workout

In January 2016, we executed a lease with a new tenant at our specialty hospital in Hurst, TX that included similar economic terms as the previous lease.  This new lease increased our operating cash flows in 2016 given the loss in revenues as a result of the tenant default on the previous lease in 2015.  However, during 2017, the new tenant began to experience financial difficulties, and as a result, we entered into a forbearance agreement with this tenant in July 2017 that resulted in the majority of the remaining 2017 rent payments, which totaled approximately $0.9 million, being deferred until December 2018.  In June 2018, we amended the forbearance agreement, which resulted in the majority of rent payments through September 2018 being deferred until July 2019. For the nine months ended  September 30, 2018 and 2017, we deferred approximately $0.9 million and $0.5 million, respectively, of rent payments due under the lease in accordance with the original and amended forbearance agreements.  In total, as of September 30, 2018, we had deferred a total of approximately $1.7 million in rent payments due under the lease. We received the tenant’s full base rent payment for October 2018 pursuant to the amended forbearance agreement and will continue to monitor its performance for the remainder of 2018 and into 2019 through the term of the amended forbearance agreement.

Uses of Liquidity and Capital Resources

Lease Incentives

During the nine months ended September 30, 2018 and 2017, we paid approximately $4.0 million and $6.9 million, respectively, of costs on behalf of our tenants as lease incentives in connection with the build-out of space for certain tenants entering into new leases or extending existing leases at our MOBs.  Lease incentives are capitalized as deferred rent and amortized as straight-line rent over the respective lease terms.  While we expect the impact of these lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will contribute to same-store NOI growth in future periods and that the extension of existing lease terms could increase the value of our properties.

Development Properties

As of December 31, 2017, we had substantially completed development on all of our properties.  In connection with our completed seniors housing, acute and post-acute care developments, we paid approximately $2.2 million and $46.3 million in development costs during the nine months ended September 30, 2018 and 2017, respectively.  We expect to fund approximately $3.0 million of development costs, of which $2.2 million is related to the expansion at North Carolina Specialty Hospital and approximately $0.8 million in remaining accrued development costs related to developer holdback fees on our completed developments.

As a result of our completed seniors housing developments continuing to lease-up towards and/or achieving stabilization, we continue to monitor these properties to determine whether the established performance metrics of their respective promoted interest agreements have been met.  During the nine months ended September 30, 2018, we paid an approximate $1.0 million distribution to the holder of a promoted interest related to the HarborChase of Villages Crossing development for which the performance metrics were met and the distribution accrued as of December 31, 2017. During the nine months ended September 30, 2018, we accrued $2.7 million as a distribution to the holder of promoted interest related to Dogwood Forest of Grayson as the property had met its established performance metrics as of September 30, 2018. During the nine months ended September 30, 2017, we paid an approximate $2.0 million distribution to the holder of a promoted interest related to the Dogwood Forest of Acworth development, which was accrued in the year ended December 31, 2016. For the remaining five promoted interest agreements, the established performance metrics were not met nor probable of being met as of September 30, 2018.

We expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties to the extent the established performance metrics are met.  However, no other performance metrics were met or probable of being met during the quarter and nine months ended September 30, 2018.

Debt Repayments

During the nine months ended September 30, 2018, we paid approximately $88.7 million of total repayments which was comprised of approximately $25.0 million in repayments on our Revolving Credit Facility, approximately $24.3 million in repayments on certain mortgage loans prior to their scheduled maturities, approximately $24.9 million in repayments on a mortgage loan that matured in August 2018, as well as approximately $14.5 million in scheduled repayments on our mortgages and other notes payable. During the nine months ended September 30, 2017, we paid approximately $131.0 million of total repayments which was comprised of approximately $64.9 million in repayments on our Revolving Credit Facility, approximately $49.6 million in repayments on our mortgage loans for Knoxville Medical Office Properties and the Claremont Medical Office property prior to their scheduled maturities and approximately $16.5 million of scheduled repayments on our mortgages and other notes payable.

As of December 31, 2017, we had approximately $254.3 million of debt obligations, including liabilities associated with assets held for sale, maturing in 2018 as well as approximately $531.3 million of additional debt obligations maturing in 2019.   During the quarter and nine months ended September 30, 2018, we completed refinancings, repayments and/or extensions totaling approximately $254.3 million of these previous debt obligations which were primarily comprised of the following transactions:

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

•

In July 2018, we extended the mortgage loan related to the Lee Hughes Medical Office Building of approximately $17.3 million for 18 months. The loan was scheduled to mature in 2018 and will now mature in 2020.  We will continue to make the monthly principal and interest payments as outlined in the loan agreement.

•

In August 2018, we repaid our outstanding mortgage loan related to the Calvert Medical Office Properties of approximately $24.9 million that was scheduled to mature in August 2018. We subsequently added these properties to the unencumbered pool of assets supporting our Credit Facilities.

•

In September 2018, we repaid our outstanding mortgage loan related to HarborChase of Shorewood of approximately $14.2 million that was scheduled to mature in 2019. This property was also added to the unencumbered pool of assets supporting our Credit Facilities.

Additionally, in October 2018, we exercised our 12-month extension option related the Northwest Medical Park’s then-current mortgage loan of approximately $6.6 million.  The loan was scheduled to mature in 2018 and will now mature in 2019.  We will continue to make the monthly principal and interest payments as outlined in the loan agreement.

As of September 30, 2018, we have approximately $240.1 million of debt obligations, including liabilities associated with assets held for sale, coming due during the remainder of 2018, of which approximately $229.0 million relates to the Revolving Credit Facility for which we hold a 12-month extension option and approximately $6.7 million relates to our Northwest Medical Park mortgage loan that was extended in October 2018.  While the combination of the undrawn availability under our Revolving Credit Facility of approximately $27.6 million as of September 30, 2018 and our forecasted cash flows from operations for the remainder of 2018 are expected to be in excess of the remaining debt obligations coming due in 2018, we continue to look beyond into 2019 and explore various financing scenarios including, but not limited to, the following: (1) exercising 12-month extension options on both our Revolving Credit Facility coming due in December 2018 and our First Term Loan Facility coming due in February 2019, (2) using proceeds from the sale of real estate in order to repay certain debt obligations coming due, and/or (3) obtaining proceeds from other sources; such as from cash flows provided by financing activities, a component of which could include borrowings, whether collateralized by our assets or unsecured (“Other Sources”).

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities.  While we generally expect to pay distributions from cash flows provided by operating activities, we have and may continue to cover periodic shortfalls between distributions paid and cash flows from operating activities from Other Sources.  In June 2018, we suspended our Reinvestment Plan, effective July 11, 2018.  As a result of our suspension of our Reinvestment Plan, stockholders who were participants in our Reinvestment plan began to receive cash distributions instead of additional shares of our common stock beginning with the third quarter of 2018.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for quarter and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Cash Flows Provided by Operating Activities (3)
2018 Quarters
First	$0.11639	$20,324	$11,078	$9,246	$17,787
Second	0.11639	20,247	10,935	9,312	16,285
Third (4)	0.11639	20,247	―	20,247	18,446
Total	$0.34917	$60,818	$22,013	$38,805	$52,518

2017 Quarters
First	$0.10581	$18,525	$10,412	$8,113	$18,667
Second	0.10581	18,515	10,305	8,210	22,815
Third	0.11639	20,363	11,271	9,092	15,460
Total	$0.32801	$57,403	$31,988	$25,415	$56,942

____________

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.
(2)

For the nine months ended September 30, 2018 and 2017, our net loss attributable to common stockholders was approximately $18.4 million and $26.4 million, respectively, while total distributions declared were approximately $60.8 million and $57.4 million, respectively. For the nine months ended September 30, 2018 and 2017, approximately 86% and 91%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 14% and 9%, respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

(3)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors also uses other measures such as funds from operations (“FFO”) and modified funds from operations (“MFFO”) in order to evaluate the level of distributions. GAAP requires the payment of certain items (most notably, lease incentives, financing coordination fees and acquisition fees and costs related to business combinations) to be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. For example, for the nine months ended September 30, 2018 and 2017, we paid approximately $4.0 million and $6.9 million, respectively, of lease incentives, and for the nine months ended September 30, 2018 and 2017, we paid $2.3 million and $2.7 million, respectively, of financing coordination fees, which reduces the measure of our cash flows from operations, as the related refinancings were determined to be loan modifications for accounting purposes.

(4)

In June 2018, we suspended our Reinvestment Plan, effective July 11, 2018.  As a result of our suspension of our Reinvestment Plan, stockholders who were participants in our Reinvestment plan began to receive cash distributions instead of additional shares of our common stock beginning with the third quarter of 2018.

Common Stock Redemptions

Our Redemption Plan, through its suspension in June 2018, was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any liquidity event.  Proceeds from our Reinvestment Plan were the primary source of available funds for redemption requests under the Redemption Plan on a quarterly basis with additional sources for excess redemption requests determined by our board of directors in accordance with the Redemption Plan.

During the nine months ended September 30, 2018, we received requests for the redemption of common stock of approximately $44.7 million, which exceeded proceeds received from our Reinvestment Plan by approximately $22.7 million.  Of the excess $22.7 million in redemption requests, approximately $6.3 million of the excess redemption requests related to the quarter ended March 31, 2018 were approved by our board of directors prior to the Redemption Plan’s suspension, while the approximate $16.4 million of remaining excess redemptions requests were placed in a redemption requests queue pursuant to our Redemption Plan.  Refer to Part II. “Other Information” – Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information of these redemption requests and additional information as to the priority, if any, of future redemptions.

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

Quarter and nine months ended September 30, 2018 as compared to the quarter and nine months ended September 30, 2017

As of September 30, 2018, excluding properties classified as discontinued operations, unconsolidated investments and unimproved land, we owned 73 consolidated operating real estate investment properties and our portfolio consisted of units operated under management agreements with third-party operators and approximately 2.0 million rentable square feet that was 100.0% leased to third-party tenants.

	Investment count as of
	September 30,
Consolidated operating investment types:	2018	2017
Seniors housing leased	15	15
Seniors housing managed	51	51
Post-acute care leased	7	7
	73	73

Rental Income and Tenant Reimbursements. Rental income and tenant reimbursements was approximately $8.7 million and $26.2 million, respectively, for the quarter and nine months ended September 30, 2018 as compared to approximately $8.7 million and $27.1 million, respectively, for the quarter and nine months ended September 30, 2017.   The decrease in rental income and tenant reimbursements across periods primarily resulted from the transition of the Parc Communities in July 2017 from being leased to a third-party operator under a triple-net lease arrangement to being managed pursuant to a third-party management contract under a RIDEA structure (“Parc Communities Leased to Managed Transition”).  This decrease was partially offset by: (1) the completion of Welbrook Transitional Care Grand Junction development and the commencement of the related lease in March 2017; and (2) the completion of Wellmore of Lexington development and the commencement of the related lease in July 2017.

Resident Fees and Services. Resident fees and services income was approximately $69.8 million and $205.8 million, respectively, for the quarter and nine months ended September 30, 2018 as compared to approximately $64.5 million and $182.6 million, respectively, for the quarter and nine months ended September 30, 2017.

The increase in resident fees and services is primarily a result of: (1) the Parc Communities Leased to Managed Transition; (2) year-over-year growth in occupancy rates within our seniors housing properties; (3) the continued lease-up of additional seniors housing units at two development properties and two expansion projects that were completed in 2017.

Property Operating Expenses. Property operating expenses were approximately $45.5 million and $134.0 million, respectively, for the quarter and nine months ended September 30, 2018 as compared to approximately $41.9 million and $120.4 million, respectively, for the quarter and nine months ended September 30, 2017. The increase in property operating expenses is primarily a result of: (1) the Parc Communities Leased to Managed Transition; (2) year-over-year growth in occupancy rates within our seniors housing properties; (3) the continued lease-up of additional seniors housing units at two development properties and two expansion projects that were completed in 2017.

Asset Management Fees. We incurred asset management fees payable to our Advisor of approximately $4.6 million and $13.7 million, respectively, for the quarter and nine months ended September 30, 2018, as compared to approximately $4.6 million and $13.2 million, respectively, for the quarter and nine months ended September 30, 2017. For the quarter and nine months ended September 30, 2018, no asset management fees were capitalized as real estate under development. For the quarter and nine months ended September 30, 2017, approximately $0.1 million and $0.5 million, respectively, of asset management fees were capitalized as real estate under development.  As described in Note 9. “Related Party Arrangements,” there was no expense support estimated during the quarter and nine months ended September 30, 2018 and 2017. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

Property Management Fees.  We incurred property management fees payable to our Property Manager and third party operators of approximately $2.8 million and $10.9 million for the quarter and nine months ended September 30, 2018, respectively, as compared to approximately $3.8 million and $10.9 million, respectively, for the quarter and nine months ended September 30, 2017.  Of these amounts, approximately $0.0 million and $1.7 million, respectively, for the quarter and nine months ended September 30, 2018 as compared to approximately $0.8 million and $2.4 million, respectively, for the quarter and nine months ended September 30, 2017 were payable to our Property Manager.   As discussed in Item 2. “Management’s Discussion and Analysis – Overview”, the property management agreement expired on its stated termination date of June 28, 2018 and was not extended.  As a result, we expect lower property management fees in future periods as we ceased incurring property management fees to our Property Manager at the end of the second quarter of 2018.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.9 million and $41.5 million, respectively, for the quarter and nine months ended September 30, 2018, as compared to approximately $16.0 million and $48.3 million, respectively, for the quarter and nine months ended September 30, 2017.   Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The decrease in depreciation and amortization expense across periods resulted from several intangible assets related to our seniors housing investments being fully amortized and certain assets being classified as held for sale, offset by an increase in depreciation related to the completion of our developments and expansions in 2017.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $10.2 million and $31.1 million, respectively, for the quarter and nine months ended September 30, 2018, as compared to approximately $9.4 million and $25.9 million, respectively, for the quarter and nine months ended September 30, 2017. For both the quarter and nine months ended September 30, 2018, approximately $0.02 million of interest expense and loan cost amortization was capitalized as development costs relating to our real estate under development, as compared to approximately $0.1 million and $2.0 million, respectively, for the quarter and nine months ended September 30, 2017.  The increase in interest expense and loan cost amortization was primarily the result of an increase in our average debt outstanding to approximately $0.9 billion for the quarter and nine months ended September 30, 2018, as compared with approximately $0.9 billion for both the quarter and nine months ended

September 30, 2017 and the increase in the London interbank offered rate (“LIBOR”) for the quarter and nine months ended September 30, 2018 as compared to the quarter and nine months ended September 30, 2017.  In addition, during the nine months ended September 30, 2018, we incurred a loss on the extinguishment of debt of approximately $0.1 million related to the refinancing of our mortgage loans.

Equity in Earnings of Unconsolidated Entity. Our unconsolidated entity relating to our investment in the Windsor Manor joint venture generated earnings of approximately $0.3 million and $0.4 million, respectively, for quarter and nine months ended September 30, 2018, as compared to the earnings of approximately $0.1 million and $0.2 million, respectively, for the quarter and nine months ended September 30, 2017.  Equity in earnings of unconsolidated entities is determined using the hypothetical liquidation at book value (“HLBV”) method of accounting, which can create significant variability in earnings or loss from the joint venture while the preferred cash distributions that we anticipate to receive from the joint venture may be more consistent as result of our distribution preferences.

Net Loss Attributable to Noncontrolling Interests.  During the quarter and nine months ended September 30, 2018, net loss attributable to our co-venture partners was approximately $0.02 million and $0.1 million, respectively, as compared to approximately $0.1 million and $0.3 million, respectively, for the quarter and nine months ended September 30, 2017.  In accordance with the provisions of each joint venture agreement, we allocate loss from operations to our co-venture partners based on their percentage ownership in each joint venture. These losses are primarily related to our Fieldstone at Pear Orchard and our Watercrest at Katy joint ventures, which both completed construction in 2016 and are in the lease-up phase.

Loss from Discontinued Operations.  As discussed above in “Overview,” we classified the revenues and expenses related to our MOB/Healthcare Portfolio as discontinued operations as our board of directors committed to a plan to sell 53 medical office buildings, five post-acute care facilities and five acute care hospitals, and we believe the sale of these properties would cause a strategic shift in our operations.  Loss from discontinued operations was approximately $2.6 million and $9.5 million for the quarter and nine months ended September 30, 2018, respectively, as compared to approximately $2.7 million and $5.8 million for the quarter and nine months ended September 30, 2017, respectively.  The increase in loss from discontinued operations across periods is primarily due to an increase in interest expense paid resulting from higher average debt outstanding and higher interest rates for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, as well as financing coordination fees related to refinancings that were determined to be loan modifications for accounting purposes.  Refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.  Additionally, we expect lower depreciation and amortization in future periods as we ceased depreciation and amortization as of September 30, 2018 on the MOB/Healthcare Portfolio as a result of the properties being classified as held for sale.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated NOI from acquisitions made or developments completed after January 1, 2017, which are excluded as we did not own those properties during the entirety of all periods presented.  The chart below illustrates our net losses, and NOI for the quarter and nine months ended September 30, 2018 and 2017 (in thousands) and the amount invested in properties as of September 30, 2018 and 2017 (in millions), excluding properties classified as discontinued operations:

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Net loss	$(3,269)	$(11,231)			$(18,501)	$(26,691)
Adjusted to exclude:
General and administrative expenses	2,672	3,303			9,033	8,956
Asset management fees	4,558	4,552			13,693	13,166
Financing coordination fees	―	2,748			―	2,748
Depreciation and amortization	12,862	15,950			41,528	48,272
Other expenses, net of other income	9,875	9,484			30,457	25,793
Income tax expense	859	72			2,404	289
Loss from discontinued operations	2,634	2,669			9,511	5,823
Gain on sale of real estate	―	―			(1,049)	―
NOI	30,191	27,547	$2,644	9.6%	87,076	78,356	$8,720	11.1%
Less: Non-same-store NOI	72	(8)			(4,501)	(606)
Same-store NOI	$30,263	$27,539	$2,724	9.9%	$82,575	$77,750	$4,825	6.2%
Invested in operating properties, end of period (in millions)	$1,809	$1,809			$1,809	$1,809

Overall, our NOI for the nine months ended September 30, 2018 increased by approximately $8.7 million as compared to the same period in the prior year.  Our non-same-store NOI of approximately $4.5 million for the nine months ended September 30, 2018 primarily related to the completion of four development properties and two expansion projects after January 1, 2017.  Our same-store NOI for the nine months ended September 30, 2018 increased by approximately $4.8 million, or 6.2%, as compared to the same period in the prior year.  The increase in same-store NOI is primarily attributable to the continued lease-up of additional seniors housing units at two development properties and one expansion project that were completed in 2016 as well as year-over-year revenue and occupancy growth within our seniors housing properties— specifically, our Pacific Northwest Communities.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  The use of FFO is recommended by the REIT industry as a supplemental performance measure.  FFO is not equivalent to net income or loss as determined under GAAP.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(3,248)	$(11,170)	$(18,430)	$(26,395)
Adjustments:
Depreciation and amortization:
Continuing operations	12,862	15,950	41,528	48,272
Discontinued operations	10,592	10,818	31,956	32,782
Gain on sale of real estate:
Continuing operations	―	―	(1,049)	―
FFO adjustments attributable to noncontrolling interests:
Continuing operations	(48)	(47)	(143)	(47)
Discontinued operations	(11)	(13)	(36)	(13)
FFO adjustments from unconsolidated entities: (1)	(42)	131	236	452
FFO attributable to common stockholders	20,105	15,669	54,062	55,051
Straight-line rent adjustments: (2)
Continuing operations	7	(560)	(516)	(187)
Discontinued operations	(159)	(525)	(613)	(1,896)
Amortization of above and below market intangibles: (3)
Continuing operations	(10)	107	(30)	308
Discontinued operations	134	28	431	171
Unrealized loss (gain) from mark-to-market adjustments: on swaps (4)
Continuing operations	―	(5)	―	1
Discontinued operations	―	(45)	(26)	4
Realized loss on extinguishment of hedges or other derivative: (5)
Discontinued operations	14	―	267	―
Loss on extinguishment of debt: (6)
Continuing operations	96	―	96	―
Discontinued operations	―	―	―	239
Contingent purchase price consideration adjustment: (7)
Discontinued operations	―	―	―	77
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	(1)	(1)	―	(1)
Discontinued operations	(1)	(1)	(3)	(1)
MFFO attributable to common stockholders	$20,185	$14,667	$53,668	$53,766
Weighted average number of shares of common
stock outstanding (basic and diluted)	173,974	175,190	174,340	175,229
Net loss per share (basic and diluted)	$(0.02)	$(0.06)	$(0.11)	$(0.15)
FFO per share (basic and diluted)	$0.12	$0.09	$0.31	$0.31
MFFO per share (basic and diluted)	$0.12	$0.08	$0.31	$0.31

________________

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
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

Contractual Obligations

The following table presents our contractual obligations by payment periods as of September 30, 2018, including liabilities associated with assets held for sale (in thousands):

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Mortgages and other notes payable (principal and interest)	$22,113	$395,875	$472,549	$265,151	$1,155,688
Credit facilities (principal and interest)	255,895	470,832	―	―	726,727
Development contracts on development properties (1)	2,962	―	―	―	2,962
Ground leases (2)	501	4,072	4,186	108,922	117,681
	$281,471	$870,779	$476,735	$374,073	$2,003,058

________________

FOOTNOTES:

(1)

These amounts represent our expected timing of such development costs, which include both accrued development costs as of September 30, 2018 of approximately $2.0 million as well as the remaining budgeted development costs not yet incurred.

(2)	Ground leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2045 to 2082.

Off-Balance Sheet Arrangements

As of September 30, 2018, our off-balance sheet and other arrangements were not materially different from the amounts reported for the year ended December 31, 2017.  Refer to our Annual Report for a summary of our off-balance sheet and other arrangements.

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

The following is a schedule as of September 30, 2018, of our fixed and variable rate debt maturities for the remainder of 2018, and each of the next four years and thereafter (principal maturities only), including liabilities associated with assets held for sale (in thousands):

	Expected Maturities
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value (1)
Fixed rate debt	$2,948	$12,092	$51,157	$12,060	$288,845	$34,604	$401,706	$400,000
Weighted average interest rate on fixed debt	4.23%	4.23%	3.84%	4.28%	4.25%	4.52%	4.22%
Variable rate debt	$237,131	$312,622	$392,968	$41,816	$85,353	$222,997	$1,292,887	$1,293,000
Average interest rate on variable rate debt	LIBOR + 2.40%	LIBOR + 2.35%	LIBOR + 2.35%	LIBOR + 2.32%	LIBOR + 2.33%	LIBOR + 2.05%	LIBOR + 2.31%

____________

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2018. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2018, compared to LIBOR rates as of September 30, 2018, would result in fluctuation of interest expense on our variable rate debt of approximately $12.9 million for the year ending December 31, 2018.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of September 30, 2018, the Company’s debt is comprised of approximately 23.7% in fixed rate debt, approximately 60.0% in variable rate debt with current interest rate protection and approximately 16.3% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

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

During the nine months ended September 30, 2018, we processed requests in the following order:

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

In June 2018, we suspended our Redemption Plan effective as of July 11, 2018.  We processed all redemption requests received in good order up until the close of business on July 11, 2018, which totaled approximately $16.4 million, or 1.6 million shares.  These unsatisfied redemption requests have been placed in the redemption queue and will remain there until such time, if at all, that our board of directors reinstates the Redemption Plan.  Unless the Redemption Plan is reinstated by our board of directors, the Company will not as a general matter accept or otherwise process any additional redemption requests received after July 11, 2018.  There can be no guarantee that the Redemption Plan will be reinstated by our board of directors.

The following tables present a summary of requests received, shares redeemed and shares placed in the redemption queue, pursuant to our Redemption Plan during the nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

2018 Quarters	First	Second	Third	Total
Requests in queue	―	―	1,151	―
Redemptions requested	1,716	2,227	464	4,407
Shares redeemed:
Current period requests	(1,716)	(1,076)	(2)	(2,794)
Pending redemption requests	―	1,151	1,613	1,613
Average price paid per share	$10.13	$10.17	$9.96	$10.14

2017 Quarters	First	Second	Third	Total
Requests in queue	―	―	―	―
Redemptions requested	1,088	1,072	1,408	3,568
Shares redeemed:
Current period requests	(1,088)	(1,072)	(1,408)	(3,568)
Pending redemption requests	―	―	―	―
Average price paid per share	$9.99	$9.97	$9.99	$9.98
Item 3.	Defaults Upon Senior Securities - None
Item 4.	Mine Safety Disclosure – Not Applicable
Item 5.	Other Information - None

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 2018.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)