Form 10-K
period 2018-12-31
CNL Healthcare Properties, Inc.
filed 2019-03-21
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is currently no established public market for the registrant’s shares of common stock.  Based on the Company’s $10.32 net asset value (“NAV”) per share as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $1.8 billion.

The number of shares of common stock of the registrant outstanding as of March 15, 2019 was 173,963,445.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share NAV of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

Item 1.  BUSINESS

General

CNL Healthcare Properties, Inc. is a Maryland corporation that incorporated on June 8, 2010.  We elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the year ended December 31, 2012 and our intention is to be organized and operate in a manner that allows us to remain qualified as a REIT for federal income tax purposes.  The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries.

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

On September 30, 2015, we completed our Offerings pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the SEC.  Through the close of our Offerings, we received aggregate subscription proceeds of approximately $1.7 billion.  In October 2015, we deregistered the unsold shares of our common stock under our previous registration statement on Form S-11, except for 20 million shares that we concurrently registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through our distribution reinvestment plan (“Reinvestment Plan”).  As part of moving forward with the consideration of Possible Strategic Alternatives, as described below under “Strategic Alternatives,” effective July 11, 2018, we suspended our Reinvestment Plan and, effective with the suspension of our Reinvestment Plan, stockholders who were participants in our Reinvestment Plan now receive cash distributions instead of additional shares of our common stock.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Advisor

We are externally managed and advised by CNL Healthcare Corp. (“Advisor”).  Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing acquisitions (through the completion of our acquisition phase in 2016) and dispositions on our behalf pursuant to an advisory agreement.  In April 2018, we extended the advisory agreement through June 2019.  In addition, in June 2018, the property management agreement between us and CNL Healthcare Manager Corp. (“Property Manager”) expired.  In exchange for these services, our Advisor and Property Manager received certain fees from us.  For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data” – Note 11. “Related Party Arrangements.”

Strategic Alternatives

We completed our acquisition phase in 2016.  In 2017, we began evaluating strategic alternatives to provide liquidity to the Company’s stockholders. In April 2018, our board of directors formed a special committee consisting solely of our independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiary’s common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”).  HFF Securities L.P. and KeyBanc Capital Markets Inc. serve as financial advisors to the Special Committee in connection with exploring our Possible Strategic Alternatives.

In connection with our consideration of the Possible Strategic Alternatives, we suspended both our Reinvestment Plan and our stock redemption plan (“Redemption Plan”) effective July 11, 2018.  Moreover, in September 2018, our board of directors committed to a plan to sell 53 medical office buildings (“MOB”), five post-acute care facilities and five acute care hospitals across the US (collectively, the “MOB/Healthcare Portfolio”).  Accordingly, the MOB/Healthcare Portfolio consisting of 63 properties has been classified as held for sale and the corresponding operations were classified as discontinued operations because the sale of these properties represented a strategic shift in our operations. In December 2018, we entered into an agreement of purchase and sale (“MOB Sale Agreement”) with a subsidiary of Welltower Inc. (NYSE: WELL) for the sale of 55 properties within our MOB/Healthcare Portfolio (“MOB Sale”) for a gross sales price of $1.25 billion, subject to certain pro-rations and other adjustments as described in the MOB Sale Agreement.  The parties anticipate that the closing of the MOB Sale will occur in the first half of 2019, subject to customary closing conditions, governmental and other third-party consents.  There can be no assurance that the closing conditions will be satisfied or that the MOB Sale will be consummated.  To date, approximately $76 million has been placed by the buyer in escrow, which is non-refundable, except for a seller breach or default under the MOB Sale Agreement, and will be applied to the purchase price at closing.

In December 2018, we also committed to a plan to sell our Welbrook Senior Living Grand Junction property.  We had also previously committed to a plan to sell our six skilled nursing facilities in Arkansas.    As of December 31, 2018, we had classified a total of 70 properties as held for sale, for which the operations of the 63 properties comprising our MOB/Healthcare Portfolio were classified as discontinued operations as described above.

In March 2019, we entered into an agreement of purchase and sale (“IRF Sale Agreement”) with subsidiaries of Global Medical REIT Inc. (NYSE: GMRE) related to the sale of four post-acute care properties within our MOB/Healthcare Portfolio (“IRF Sale”) for a gross sales price of $94 million, subject to certain pro-rations and other adjustments as described in the IRF Sale Agreement.  The parties anticipate that the closing of the IRF Sale will occur in the first half of 2019, subject to customary closing conditions, governmental and other third-party consents.  There can be no assurance that the closing conditions will be satisfied or that the IRF Sale will be consummated.  To date, approximately $1.5 million has been placed by the buyer in escrow, which is non-refundable, except for a seller breach or default under the IRF Sale Agreement, and will be applied to the purchase price at closing.

During 2019, we intend to execute on our plan to sell the 70 properties that we had classified as held for sale as of December 31, 2018.  Our board of directors will determine the appropriate use of any net proceeds resulting from the MOB Sale and the IRF Sale, which may include: (i) the retirement of indebtedness, including the pay down of our Credit Facilities; (ii) a special distribution to stockholders; (iii) strategic capital expenditures to enhance certain of our remaining properties and/or (iv) retaining a portion of the proceeds for other corporate purposes.

Investment Objectives and Strategy

Our primary investment objectives were to invest in a diversified portfolio of assets that would allow us to:

•	provide stockholders with attractive and stable cash distributions;
•	preserve, protect and return stockholders’ invested capital; and
•	explore liquidity opportunities in the future, such as the sale of either the Company or our assets, a potential merger, or the listing of our common shares on a national securities exchange.

There can be no assurance that we will be able to achieve our investment objectives.

The types of seniors housing properties that we acquired include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s / memory care facilities.  The types of medical office facilities that we acquired include medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that we acquired include skilled nursing facilities and inpatient rehabilitative facilities.  The types of acute care facilities that we acquired include specialty surgical hospitals.  We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.  As part of executing on strategic alternatives, as of March 15, 2019, we had entered into the MOB Sale Agreement consisting of 55 properties and the IRF Sale Agreement consisting of four properties.

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

Dispositions

The determination of when a particular investment should be sold or otherwise disposed of may be made after considering all relevant factors, including overall strategic alternatives, tax considerations as well as prevailing and projected economic and market conditions (including whether the value of the property or other investment is anticipated to decline substantially).  The net proceeds, after payment of debt, received from any disposition may be distributed to stockholders or retained for corporate purposes.

Portfolio Overview

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on healthcare real estate and real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 34 states. The map below shows our current property allocations across geographic regions as of December 31, 2018:

As of December 31, 2018, our healthcare investment portfolio, including the 70 properties classified as held for sale, consisted of interests in 142 properties, including 72 seniors housing properties, 53 MOBs, 12 post-acute care facilities and five acute care hospitals.  Of our properties held at December 31, 2018, five of our 72 seniors housing properties were owned through an unconsolidated joint venture and one was comprised of unimproved land.  As of March 15, 2019, we had entered into the MOB Sale Agreement for the sale of the 55 properties comprising the MOB Sale, and we had entered into the IRF Sale Agreement for the sale of the four properties comprising the IRF Sale.  During 2019, we intend to continue executing on our plan to sell the 70 properties classified as held for sale.  The following table summarizes our healthcare portfolio by asset class and investment structure as of December 31, 2018:

		Amount of	Percentage
Type of Investment	Number of Investments	Investments (in millions)	of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	10.2%
Seniors housing managed (2)	51	1,427.8	46.9%
Seniors housing unimproved land	1	1.1	0.0%
Medical office leased (1)	53	925.6	30.4%
Post-acute care leased (1)	12	190.8	6.3%
Acute care leased (1)	5	153.9	5.1%
Acute care expansion project (3)	―	3.4	0.1%
Unconsolidated investments:
Seniors housing managed (4)	5	31.1	1.0%
	142	$3,044.7	100%

_____________

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income and tenant reimbursements.
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

Since inception, we invested approximately $299.8 million in 11 ground-up developments and four expansion projects, which was comprised on the following properties:

Property Name	Location	Completion Date
Developments
HarborChase of Villages Crossing	Lady Lake, FL	December 2013
Dogwood Forest of Acworth	Acworth, GA	June 2014 (1)
Wellmore of Tega Cay	Tega Cay, SC	June 2015
HarborChase of Shorewood	Shorewood, WI	November 2015
Raider Ranch	Lubbock, TX	February 2016
Watercrest at Katy	Katy, TX	July 2016
Fieldstone at Pear Orchard	Yakima, WA	December 2016
Waterstone on Augusta	Greenville, SC	February 2017
Welbrook Senior Living Grand Junction	Grand Junction, CO	March 2017
Wellmore of Lexington	Lexington, SC	June 2017
Dogwood Forest of Grayson	Grayson, GA	July 2017
Expansion Projects
Town Village	Oklahoma City, OK	October 2016
Brookridge Heights Assisted Living & Memory Care	Marquette, MI	June 2017
Tranquillity at Fredericktowne	Frederick, MD	December 2017
North Carolina Specialty Hospital	Durham, NC	May 2019

_____________

FOOTNOTE:

(1)	We completed the sale of Dogwood Forest of Acworth in November 2016, which resulted in a gain on the sale of real estate of approximately $15.4 million during the year ended December 31, 2016.

During the year ended December 31, 2018, we funded additional amounts related to our completed developments, currently in the lease-up phase.  During the lease-up phase, these types of investments generated limited cash flows from operations and resulted in near term downward pressure on our results of operations and net asset valuation.  As occupancy increases and as they approach stabilization, these investments will generate improved cash flows from operations and will contribute favorably on our results of operations.  However, we believe that investing a portion of our capital into these types of properties has been beneficial because the properties have provided a higher yield on cost and higher net asset valuations in the long-term as compared to stabilized acquisitions.  Additionally, over the long-term, these types of assets resulted in our portfolio having a lower average age.

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

We do not consider this information to be a non-generally accepted accounting principles (“GAAP”) measure that can be reconciled to our GAAP financial statements because it includes the performance of properties that are leased to third-party tenants.  However, all of the aforementioned operating and statistical metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

Furthermore, in our evaluation of the properties, we consider the operating stage of the investments within the following stages: development, value-add or stabilizing and stabilized.  While we do not currently have any real estate under development, development properties are those in which we or our joint venture purchased land for the development of new operating properties.  We typically held rights as the owner or managing member of the development properties while a third-party or our joint venture partner managed the development, construction and certain day to day operations of the property subject to our oversight.  Stabilizing properties are either developed properties that have been fully constructed and in lease-up phase (typically 18 months post-construction) or existing (“value-add”) properties in which we expect to make capital investments to upgrade or expand.  A property is considered stabilized upon the earlier of (i) when the property reaches 85% occupancy for a trailing three month period, or (ii) a two year period from acquisition or completion of development.  For those assets that are above an 85% occupancy level and subsequently drop below 85%, they are reclassified to stabilizing until the assets attain the trailing three month 85% occupancy metric.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of December 31, 2018, excluding the 63 properties comprising our MOB/Healthcare Portfolio, which were classified as discontinued operations:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	62.7%	2022-2025
Wellmore, LLC	2	366	18.2%	2026-2027
Community Compassion (1)	6	261	12.9%	2023
Welbrook Senior Living, LLC (1)	1	125	6.2%	2032
	22	2,013	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	31.1%	2019-2023
Prestige Senior Living, LLC	13	895	14.3%	2023-2024
Morningstar Senior Management, LLC	4	834	13.3%	2023
SLH Austin Manager, LLC	3	431	6.9%	2020
Parc Communities, LLC	2	385	6.2%	2023
Harborchase Retirement, LLC	4	380	6.1%	2023-2029
Other operators (2)	18	1,382	22.1%	2020-2027
	51	6,255	100.0%

___________________

FOOTNOTES:

(1)	Represents tenant(s) at properties that were classified as held for sale as of December 31, 2018.
(2)	Comprised of various tenants or operators each of which comprise less than 5% of our consolidated rentable square footage.

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

Tenant Lease Expirations

As of December 31, 2018, we owned 85 properties (of which 70 properties were classified as held for sale, as described above under “Strategic Alternatives,” and of which 63 properties were classified as discontinued operations) that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases.  During the year ended December 31, 2018, our rental income from continuing operations represented approximately 11.2% of our total revenues from continuing operations.  Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses (“Triple-net Lease”). Each tenant is expected to pay real estate taxes directly to taxing authorities.  However, if the tenant does not pay, we will be liable.  Under the terms of our net, modified gross or similar lease agreements for multi-tenant properties with third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance (“Modified Lease”). These amounts are billed monthly and recorded as tenant reimbursement income in the accompanying consolidated statements of operations.

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date.  As of December 31, 2018, none of our rental income from continuing operations was scheduled to expire until 2022.  Therefore, we do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.  We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.” Certain amendments or modifications to the terms of existing leases could require lender approval.

The following table lists, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st and thereafter on our consolidated healthcare investment portfolio, excluding the 63 properties classified as discontinued operations, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of December 31, 2018:

Year of Expiration (1)	Number of Tenants	Expiring Leased Square Feet		Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2019	―	―	$	―	―
2020	―	―		―	―
2021	―	―		―	―
2022	10	945		14,403	46.9%
2023	6	261		6,191	20.2%
2024	―	―		―	―
2025	3	316		4,878	15.9%
2026	1	137		3,200	10.4%
2027	1	229		676	2.2%
2028	―	―		―	―
Thereafter	1	125		1,332	4.4%
Total	22	2,013		$30,680	100.0%

Weighted Average Remaining Lease Term: (3)				5.1 years

_________________

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Share Price Valuation

We have adopted a valuation policy designed to follow recommendations of the Investment Program Association (“IPA”), an industry trade group, in the IPA Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, which was adopted by the IPA effective May 1, 2013 (“IPA Valuation Guideline”). The purpose of our valuation policy is to establish guidelines to be followed in determining the NAV per share of our common stock for regulatory and investor reporting and on-going evaluation of investment performance.  NAV means the fair value of real estate, real estate-related investments and all other assets less the fair value of total liabilities. Our NAV will be determined based on the fair value of our assets less liabilities under market conditions existing as of the time of valuation and assuming the allocation of the resulting net value among our stockholders after any adjustments for incentive, preferred or special interests, if applicable.

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

To assist our board of directors in its determination of the estimated NAV per share of our common stock, our board of directors engaged an independent third-party valuation firm, Robert A. Stanger & Co., Inc. (“Stanger”), to provide property-level and aggregate valuation analyses of the Company and a range for the NAV per share of our common stock and to consider other information provided by our Advisor.

For a detailed discussion of the determination of the estimated NAV per share of our common stock, including our valuation process and methodology, see Item 5.  “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities – Market Information.”

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities. While we generally expect to pay distributions from cash flows provided by operating activities, we have and may continue to cover periodic shortfalls between distributions paid and cash flows provided by operating activities from other sources; such as from cash flows provided by financing activities (“Other Sources”), a component of which could include borrowings, whether collateralized by our properties or unsecured, or net sales proceeds from the sale of real estate. We have not established any limit on the extent to which we may use borrowings to pay distributions, and there is no assurance we will be able to sustain distributions at any level.  Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions” for additional information regarding our distributions.

Borrowings

We have borrowed funds to acquire properties, make loans and other permitted investments and to pay certain related fees. We may borrow money, whether collateralized by our assets or unsecured, to pay distributions to stockholders, for working capital and/or for other corporate purposes. We are subject to certain customary covenants and limitations in connection with our borrowings. The aggregate amount of long-term financing is not expected to exceed 60% of the carrying value of our total assets on an annual basis.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our intent has been to target our aggregate borrowings ranging from 40% to 60% of the aggregate value of our assets now that we own a seasoned and stable asset portfolio.  As of December 31, 2018 and 2017, we had an aggregate debt leverage ratio of approximately 54.9% and 53.5%, respectively, of the aggregate carrying value of our assets.

Competition

The current market for healthcare real estate is highly competitive as is the leasing market for such properties. We compete for financing with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships, many of which will have greater resources and lower costs of capital than we do. The level of competition impacts both our ability to manage our investments and locate suitable tenants.

Our tenants and operators compete with other properties that provide comparable services in their local markets.  Tenants and operators compete for patients, tenants and residents based on a variety of factors including, but not limited to: quality of care, reputation, location, service offerings, physician groups, staff and price. We also face competition from other properties for tenants or residents, such as physicians and other health care providers that provide comparable facilities and services.

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

Taxation

The following summary of the taxation of the Company and the material federal income tax consequences to the holders of our equity securities is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding our securities as part of a hedging, integrated conversion, or constructive sale transaction or a straddle, persons subject to special tax accounting rules under Section 451(b) of the Code (as hereinafter defined), traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and foreign corporations and persons who are not citizens or residents of the U.S.).

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

On December 22, 2017, the U.S. President signed into law H.R. 1, the “Tax Cuts and Jobs Act,” (“Tax Act”) which generally took effect for taxable years beginning on or after January 1, 2018 and, in certain instances, is scheduled to expire for taxable years beginning on or after January 1, 2026.

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

There are numerous interpretive issues and ambiguities that will require guidance and that are not clearly addressed in the conference report that accompanied the Tax Act. Technical corrections legislation will likely be needed to clarify certain of the new provisions and give proper effect to congressional intent. There can be no assurance, however, that technical corrections or other legislative changes that may be needed to prevent unintended or unforeseen tax consequences will be enacted by Congress anytime soon. Although this summary addresses material provisions enacted by the Tax Act, which may affect REITs and their stockholders, given the complexity of this new law, prospective stockholders should consult their own tax advisors regarding its potential impact on the U.S. federal income tax consequence to them in light of their particular circumstances.

General.  We elected to be taxed as a REIT under the U.S. Internal Revenue Code of 1986, as amended (“Code”) beginning with our taxable year ended December 31, 2012. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so as to qualify as a REIT for U.S. federal income tax purposes.

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

As a result of the enactment of the Tax Act, effective for taxable years beginning on or after January 1, 2018 our domestic TRSs are subject to U.S. federal income tax on their taxable income at a rate of 21% (as well as applicable state and local income tax), but NOL carryforwards of TRS losses arising in taxable years beginning after December 31, 2017 may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction). In contrast to prior law, which permitted unused NOL carryforwards to be carried back two years and forward 20 years, the Tax Act provides that losses arising in taxable years ending after December 31, 2017 can no longer be carried back but can be carried forward indefinitely.

Commencing in taxable years beginning after December 31, 2017, Section 163(j) of the Code, as amended by the Tax Act, limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation. “Adjusted taxable income” is determined without regard to certain deductions, including those for net interest expense, NOL carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of Section 469(c)(7)(C) of the Code. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system (“ADS”) under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. In general, while there is no authority under such provision or in the legislative history of the Tax Act that specifically addresses healthcare properties or other facilities, including senior housing facilities and MOB, we believe that our leasing, management and operation of such facilities and buildings should constitute a real property trade or business, and we, or our TRSs, may elect not to have the interest deduction limitation apply to that trade or business. If we, or our TRSs, do not make the election or if the election is determined not to be available with respect to all or certain of our, or our TRSs, business activities, the new interest deduction limitation could result in us having more REIT taxable income and thus increase the amount of distributions we must make to comply with the REIT requirements and avoid incurring corporate level tax. Similarly, the limitation could cause our TRSs to have greater taxable income and thus potentially greater corporate tax liability.

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

•

If we acquire appreciated assets from a C corporation that is not a REIT (i.e., a corporation generally subject to corporate level tax) in a transaction in which the C corporation would not normally be required to recognize any gain or loss on disposition of the asset and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then a portion of the gain may be subject to tax at the regular corporate rate, unless the C corporation made an election to treat the asset as if it were sold for its fair market value at the time of our acquisition. We will also be required to distribute prior non-REIT earnings and profits (“E&P”).

•

We may be required to pay monetary penalties to the U.S. Internal Revenue Service (“IRS”) in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s stockholders.

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

To the extent the terms of a loan provide for contingent interest that is based on the cash proceeds realized upon the sale of the property securing the loan (“Shared Appreciation Provision”), income attributable to the participation feature will be treated as gain from sale of the underlying property, which generally will be qualifying income for purposes of both the 75% Income Test and 95% Income Test, provided that the real property is not held as inventory or dealer property or primarily for sale to customers in the ordinary course of business. Similar to the treatment of contingent rents from real property (discussed above), to the extent that we derive interest income from a mortgage loan where all or a portion of the amount of interest or rental income payable is contingent, such income generally will qualify for purposes of the 75% Income Test and 95% Income Test only if it is based upon the gross receipts or sales and not on the net income or profits of the borrower.

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

Prior to the making of investments in real properties, we may invest the Net Offering Proceeds in liquid assets such as government securities or certificates of deposit. For purposes of the 75% Income Test, income attributable to a stock or debt instrument purchased with the proceeds received by a REIT in exchange for stock in the REIT (other than amounts received pursuant to a distribution reinvestment plan (“Reinvestment Plan”) constitutes qualified temporary investment income if such income is received or accrued during the one-year period beginning on the date the REIT receives such new capital. To the extent we hold any proceeds of the offering for longer than one year, we may invest those amounts in less liquid investments such as mortgage-backed securities, maturing mortgage loans purchased from mortgage lenders or shares of common stock in other REITs in order to satisfy the 75% Income Test and the 95% Income Test and the Asset Tests described below. We expect the bulk of the remainder of our income to qualify under the 75% Income and 95% Income Tests as rents from real property, gains from the sale of real property interests and interest on mortgages on real property in accordance with the requirements described above.

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

•

either (i) during the year in question, the REIT did not make more than seven sales of property other than foreclosure property or Section 1031 like-kind exchanges, or (ii) the aggregate adjusted bases of the non-foreclosure property sold by the REIT during the year did not exceed 20% of the aggregate bases of all of the assets of the REIT at the beginning of such year, or (iii) the fair market value of the non-foreclosure property sold by the REIT during the year did not exceed 20% of the fair market value of all the assets of the REIT at the beginning of such year (10% for both aggregate basis and fair market value determinations beginning with taxable years beginning before December 18, 2015);

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

Any interests we hold in a real estate mortgage investment conduit (“REMIC”) will generally qualify as real estate assets and income derived from REMIC interests will generally be treated as qualifying income for purposes of the REIT income tests described above. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the REIT asset and income tests. If we hold a “residual interest” (as defined in the Code) in a REMIC from which we derive “excess inclusion income” (as defined in the Code), we will be required either to distribute the excess inclusion income or to pay tax on it (or a combination of the two), even though we may not receive the income in cash. To the extent that distributed excess inclusion income is allocable to a particular stockholder, the income (i) would not be allowed to be offset by any NOLs otherwise available to the stockholder, (ii) would be subject to tax as unrelated business taxable income (“UBTI”) in the hands of most types of stockholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate without reduction pursuant to any otherwise applicable income tax treaty, to the extent allocable to most types of foreign stockholders. Moreover, any excess inclusion income that we receive that is allocable to specified categories of tax-exempt investors which are not subject to unrelated business income tax, such as government entities, may be subject to corporate-level income tax in our hands, whether or not it is distributed.

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

In computing our taxable income, we will use the accrual method of accounting and intend to depreciate depreciable property under the ADS. We are required to file an annual federal income tax return, which, like other corporate returns, is subject to examination by the IRS. Because the tax law requires us to make many judgments regarding the proper treatment of a transaction or an item of income or deduction, it is possible that the IRS will challenge positions we take in computing our taxable income and our distributions.

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

Failure to Qualify as a REIT.  If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, then we will be subject to tax on our taxable income at the regular corporate rate. We will not be able to deduct dividends paid to our stockholders in any year in which we fail to qualify as a REIT. In addition, if we fail to qualify as a REIT, all distributions to stockholders will be taxable as regular corporate dividends to the extent of current or accumulated E&P. In this event, stockholders taxed as individuals will be taxed on these dividends at the preferential income tax rates currently in effect for qualified dividends received from taxable C corporations and corporate distributees may be eligible for the dividends received deduction. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. It is not possible to state whether we would be entitled to this statutory relief.

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

Distributions Generally.  Distributions paid to U.S. stockholders, other than capital gain distributions discussed below, made out of our current or accumulated E&P and will be taxable to the stockholders as ordinary income for federal income tax purposes. These distributions are not eligible for the dividends received deduction generally available to corporations. In addition, with limited exceptions, these distributions are not eligible for taxation at the preferential income tax rates currently in effect for qualified dividends received by U.S. stockholders that are individuals, trusts and estates from taxable C corporations. However, under the Tax Act, non-corporate stockholders may generally deduct 20% of the aggregate amount of ordinary REIT dividends distributed by us (other than “capital gain dividends” or “qualified dividend income”) for taxable years beginning after December 31, 2017 and before January 1, 2026, thereby reducing the maximum effective tax rate applicable to REIT ordinary dividends to 29.6% (assuming the new maximum individual income tax rate of 37% applies). Stockholders that are individuals, trusts or estates however, may be taxed at the preferential rates currently in effect (assuming the relevant holding periods have been met) on dividends designated by and received from us to the extent that the dividends are attributable to (i) income retained by us in the prior taxable year on which we were subject to corporate level income tax (less the amount of tax), (ii) dividends received by us from taxable C corporations, including any dividends we may receive from a TRS, or (iii) income in the prior taxable year from the sales of “built-in gain” property acquired by us from C corporations in carryover basis transactions (less the amount of corporate tax on such income).

To the extent we make a distribution in excess of our current and accumulated E&P, the distribution will be treated first as a tax-free return of capital, reducing the tax basis in a U.S. stockholder’s shares of common stock, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale of its shares of common stock. Dividends we declare in October, November or December of any year payable to a stockholder of record on a specified date in any of these months will be treated as both paid by us and received by the stockholder on December 31 of the year, provided that we actually pay the dividends during January of the following calendar year.

To the extent we have available NOLs (after application of the 80% limitation enacted under the Tax Act as described above) and capital losses carried forward from prior tax years, such losses may reduce the amount of distributions we must make in order to comply with the REIT distribution requirements. See “— Requirements for Qualification as a REIT — Operational Requirements — Annual Distribution Requirement.” Such losses, however, are not passed through to stockholders and do not offset income of stockholders from other sources, nor would such losses affect the character of any distributions that we make, which are generally subject to tax in the hands of stockholders to the extent that we have current or accumulated E&P.

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

We will be treated as having sufficient E&P to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed above. Moreover, any “deficiency distribution” will be treated as an ordinary or capital gain distribution, as the case may be, regardless of our E&P. As a result, stockholders may be required to treat as taxable some distributions that would otherwise result in a tax-free return of capital.

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

Treatment of Tax-Exempt Stockholders

Tax-exempt entities, including employee pension benefit trusts and individual retirement accounts, generally are exempt from U.S. federal income taxation. These entities are subject to taxation, however, on any UBTI, as defined in the Code. The IRS has issued a published ruling that distributions from a REIT to a tax-exempt pension trust do not constitute UBTI. Although rulings are merely interpretations of law by the IRS and may be revoked or modified, based on this analysis, indebtedness incurred by us or by our operating partnership in connection with the acquisition of a property should not cause any income derived from the property to be treated as UBTI upon the distribution of those amounts as dividends to a tax-exempt U.S. stockholder of our common stock. A tax-exempt entity that incurs indebtedness to finance its purchase of our common stock, however, will be subject to UBTI under the debt-financed income rules.

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

Ordinary Dividends.  The portion of distributions received by Non-U.S. holders payable out of our E&P which are not attributable to our capital gains and which are not effectively connected with a U.S. trade or business of the Non-U.S. holder will be subject to U.S. withholding tax at the rate of 30%, unless reduced or eliminated by treaty. Reduced treaty rates and other exemptions are not available to the extent that income is attributable to excess inclusion income allocable to the foreign stockholder. Accordingly, we will withhold at a rate of 30% on any portion of a dividend that is paid to a non-U.S. holder and attributable to that holder’s share of our excess inclusion income. As required by IRS guidance, we intend to notify our stockholders if a portion of a dividend paid by us is attributable to excess inclusion income.

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

Non-Dividend Distributions.  Unless our common stock constitutes a U.S. real property interest (“USRPI”), distributions by us which are not distributions out of our E&P will not be subject to U.S. income tax. If it cannot be determined at the time at which a distribution is made whether or not the distribution will exceed current and accumulated E&P, the distribution will be subject to withholding at the rate applicable to distributions. However, the Non-U.S. holder may seek a refund from the IRS of any amounts withheld if it is subsequently determined that the distribution was, in fact, in excess of our current and accumulated E&P. If our common stock constitutes a USRPI, as described below, distributions by us in excess of the sum of our E&P plus the stockholder’s basis in shares of our common stock will be taxed under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) at the rate of tax, including any applicable capital gains rates, that would apply to a U.S. stockholder of the same type (e.g., an individual or a corporation, as the case may be), and the collection of the tax will be enforced by a refundable withholding at a rate of 15% of the amount by which the distribution exceeds the stockholder’s share of our E&P.

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

Classification as a Partnership.  We will be entitled to include in our income a distributive share of the operating partnership’s income and to deduct our distributive share of the operating partnership’s losses only if the operating partnership is classified for federal income tax purposes as a partnership, rather than as a corporation or an association taxable as a corporation. Under applicable Treasury Regulations (“Check-the-Box-Regulations”), an unincorporated domestic entity with at least two members may elect to be classified either as an association taxable as a corporation or as a partnership. If the entity fails to make an election, it generally will be treated as a partnership for federal income tax purposes. The operating partnership intends to be classified as a partnership for federal income tax purposes and will not elect to be treated as an association taxable as a corporation under the Check-the-Box-Regulations.

Even though the operating partnership will not elect to be treated as an association for U.S. federal income tax purposes, it may be taxed as a corporation if it is deemed to be a “publicly traded partnership.” A “publicly traded partnership” is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under applicable Treasury Regulations (“PTP Regulations”), limited safe harbors from the definition of a publicly traded partnership are provided. Pursuant to one of those safe harbors (“Private Placement Exclusion”), interests in a partnership will not be treated as readily tradable on a secondary market or the substantial equivalent thereof if (i) all interests in the partnership were issued in a transaction (or transactions) that were not required to be registered under the Securities Act, and (ii) the partnership does not have more than 100 partners at any time during the partnership’s taxable year. In determining the number of partners in a partnership, a person owning an interest in a flow-through entity (including a partnership, grantor trust or S corporation) that owns an interest in the partnership is treated as a partner in such partnership only if (i) substantially all of the value of the owner’s interest in the flow-through entity is attributable to the flow-through entity’s direct or indirect interest in the partnership, and (ii) a principal purpose of the use of the flow-through entity is to permit the partnership to satisfy the 100 partner limitation. We and the operating partnership believe and currently intend to take the position that the operating partnership should not be classified as a publicly traded partnership because (i) operating partnership units are not traded on an established securities market, and (ii) operating partnership units should not be considered readily tradable on a secondary market or the substantial equivalent thereof. In addition, the operating partnership presently qualifies for the Private Placement Exclusion.

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

Under the operating partnership agreement, subject to exceptions applicable to limited partnership interests, depreciation or amortization deductions of the operating partnership generally is allocated among the partners in accordance with their respective interests in the operating partnership, except to the extent that the operating partnership is required under section 704(c) of the Code to use a different method for allocating depreciation deductions attributable to its properties. In addition, gain or loss on the sale of a property that has been contributed to the operating partnership will be specially allocated to the contributing partner to the extent of any built-in gain or loss with respect to the property for federal income tax purposes. It is possible that we may (i) be allocated lower amounts of depreciation deductions for tax purposes with respect to contributed properties than would be allocated to us if each such property were to have a tax basis equal to its fair market value at the time of contribution and (ii) be allocated taxable gain in the event of a sale of such contributed properties in excess of the economic profit allocated to us as a result of such sale. These allocations may cause us to recognize taxable income in excess of cash proceeds received by us, which might adversely affect our ability to comply with the REIT distribution requirements, although we do not anticipate that this event will occur. The foregoing principles also will affect the calculation of our E&P for purposes of determining the portion of our distributions that are taxable as a dividend. The allocations described in this paragraph may result in a higher portion of our distributions being taxed as a dividend than would have occurred had we purchased such properties for cash.

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

Depreciation Deductions Available to the Operating Partnership.  The operating partnership uses a portion of contributions we make from Net Offering Proceeds to acquire interests in properties and securities. To the extent that the operating partnership acquires properties or securities for cash, the operating partnership’s initial basis in such properties for federal income tax purposes generally will be equal to the purchase price paid by the operating partnership. The operating partnership depreciates each depreciable property for federal income tax purposes under the ADS. Under ADS, the operating partnership generally depreciates buildings and improvements over a 40-year recovery period using a straight-line method and a mid-month convention and will depreciate furnishings and equipment over a 10-year recovery period using a straight-line method and a half-year convention. To the extent that properties are contributed to the operating partnership in exchange for units of the operating partnership, the operating partnership’s initial basis in each such property for federal income tax purposes should be the same as the transferor’s basis in that property on the date of contribution to the operating partnership. Although the law is not entirely clear, the operating partnership generally depreciates such depreciable property for federal income tax purposes over the same remaining useful lives and under the same methods used by the transferors.

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

Partnership Audit Rules

The Bipartisan Budget Act of 2015 (“Budget Act”) changes the rules applicable to U.S. federal income tax audits of partnerships. Under the Budget Act rules (which generally took effect for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. It is possible that the Budget Act rules could result in partnerships in which we directly or indirectly invest being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we, as a REIT, may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. The changes created by the Budget Act rules are sweeping and in many respects dependent on the promulgation of future regulations or other guidance by the U.S. Department of the Treasury. Prospective investors are urged to consult their tax advisors with respect to these changes and their potential impact on their investment in our shares.

Other Tax Considerations

Payments to Certain Foreign Financial Entities and Other Foreign Entities.  Withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-U.S. entities receiving payments on your behalf, including distributions in respect of shares of our stock and gross proceeds from the sale of shares of our stock, if you or such institutions fail to comply with certain due diligence and other reporting rules as set forth in Treasury Regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Withholding currently applies to payments of dividends and the IRS has advised that future guidance may provide that certain other payments made to or by certain foreign financial institutions may be subject to a 30% federal withholding tax.. Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the U.S. and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the Treasury Regulations in light of your particular circumstances.

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

Item 1A.RISK FACTORS

Valuation Related Risks

In determining the Company’s estimated NAV per share, the Company primarily relied upon a valuation of the Company’s portfolio of properties and debt as of December 31, 2018.  Valuations and appraisals of the Company’s properties and outstanding debt are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties.  Therefore, the Company’s estimated NAV per share may not reflect the amount that would be realized upon a sale of each of the Company’s properties.

For the purposes of calculating the Company’s estimated NAV per share, the Company retained an independent third-party valuation firm as valuation expert to determine the Company’s estimated NAV per share and the value of the Company’s properties and debt as of December 31, 2018.  The valuation methodologies used to estimate the NAV of the Company’s shares as well as the value of the Company’s properties and outstanding debt involved certain subjective judgments, including but not limited to, discounted cash flow analyses and the direct capitalization approach for wholly owned and partially owned properties.  Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond the Company’s control.  Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller.  Therefore, the valuations of the Company’s properties and the Company’s investments in real estate-related assets may not correspond to the realizable value upon a sale of those assets.

Company Related Risks

The Company and its Advisor have limited operating histories and there is no assurance the Company will achieve its goals.

The Company and the Advisor have limited operating histories.  To be successful, the Advisor must, among other things:

•	attract, integrate, motivate and retain qualified personnel to manage the Company’s day-to-day operations;
•	respond to competition for the Company’s targeted real estate properties; and
•	maintain its operational structure to support the Company’s business.

There can be no assurance that the Advisor will succeed in achieving these goals.

In prior periods the Company has not had sufficient cash available from operations to pay distributions and therefore has paid distributions from other sources, including the net proceeds of the Company’s offering.  The Company may continue to pay distributions from sources other than its cash flow from operations or funds from operations, and any such distributions may negatively impact the value of the Company’s stockholders’ investment and be dilutive to its stockholders.

Prior to 2013, the Company generated little, if any, cash flow from operations or funds from operations (“FFO”).  Further, investments by the Company in development or redevelopment projects, or in properties requiring significant capital, may affect the Company’s ability to make cash distributions.  The Company’s organizational documents permit it to make distributions from any source, such as from the proceeds of the Company’s offerings (including its Reinvestment Plan), cash resulting from a deferral or waiver of asset management fees or expense reimbursements, and borrowings, which may be unsecured or secured by the Company’s assets, in anticipation of future net operating cash flow.  The Company has not established any limit on the extent to which the Company may use alternate sources, including borrowings or proceeds of the Company’s offerings, to pay distributions.  Commencing in the fourth quarter of 2011 through the fourth quarter of 2017, the Company made cash distributions from offering proceeds, which were dilutive to the Company’s stockholders.  To the extent the Company makes cash distributions, or a portion thereof, from sources other than operating cash flow or FFO, the book value per share of the Company’s common stock may decline, which might cause the Company to reduce the offering price in future offerings, if any, and there can be no assurance that the Company will be able to sustain distributions at that level.  Further, distributions that exceed cash flows from operations or FFO may not be sustainable.  Distributions will be taxable as ordinary income to the stockholders to the extent such distributions are made from the Company’s current and accumulated earnings and profits (“E&P”).  In addition, to the extent distributions exceed E&P calculations on a tax basis, a stockholder’s basis in the Company’s stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain in the future.

There can be no assurance that the Company will be able to achieve expected cash flows necessary to pay or maintain distributions at any particular level or that distributions will increase over time.

There are many factors that can affect the availability and timing of distributions to stockholders.  Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments, current and projected cash requirements and tax considerations.  Distributions may be limited in whole or in part by covenants of the Company’s senior unsecured revolving line of credit (“Revolving Credit Facility”) or other loans.  Because the Company receives income from property operations and interest or rents at various times during the Company’s fiscal year, distributions paid may not reflect the Company’s income earned in that particular distribution period.  The amount of cash available for distributions is affected by many factors, such the income from the Company’s real estate investments, the Company’s operating expense levels and many other variables.  Actual cash available for distribution may vary substantially from estimates.  The Company’s actual results may differ significantly from the assumptions used by the Company’s board of directors in establishing the distribution rates to be paid on its shares.

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

If the Company decides to list the Company’s common stock on a national exchange, it may wish to lower the Company’s distribution rate in order to optimize the price at which the Company’s shares would trade.  In addition, subject to the applicable REIT rules, the Company’s board of directors, in its discretion, may retain any portion of the Company’s cash on hand or use offering proceeds for capital needs and other corporate purposes.  Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this prospectus, as well as other factors that the Company’s board of directors may, from time to time deem relevant to consider when determining an appropriate common stock distribution.  As of December 31, 2018, the Company has experienced cumulative losses and cannot assure investors that it will generate or have sufficient cash available to continue paying distributions to investors at any specified level or that distributions the Company makes may not be decreased or be eliminated in the future.

Because the Company relies on affiliates of CNL for advisory and property management services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to the Company, the Company may be required to find alternative providers of these services, which could disrupt the Company’s business.

CNL, through one or more of its affiliates or subsidiaries, owns and controls the Sponsor and the Advisor, as well as CNL Securities Corp., the managing dealer of the Company’s offerings (“Managing Dealer”).  In the event that any of these affiliates are unable to meet their obligations to the Company, the Company might be required to find alternative service providers, which could disrupt the Company’s business by causing delays and/or increasing the Company’s costs.

Further, the Company’s success depends to a significant degree upon the contributions of Stephen H. Mauldin, the Company’s president and chief executive officer, Ixchell C. Duarte, the Company’s chief financial officer, senior vice president and treasurer, and John F. Starr, the Company’s chief operating officer, each of whom would be difficult to replace.  If any of these key personnel were to cease their affiliation with the Company or the Company’s affiliates, the Company may be unable to find suitable replacement personnel and the Company’s operating results could suffer.  In addition, the Company has entered into an advisory agreement with the Advisor which contains a non-solicitation and non-hire clause prohibiting the Company or the Company’s operating partnership from (i) soliciting or encouraging any person to leave the employment of the Advisor; or (ii) hiring on the Company’s behalf or on behalf of the Company’s operating partnership any person who has left the employment of the Advisor for one year after such departure.  All of the Company’s executive officers and the executive officers of the Advisor are also executive officers of and CNL Healthcare Properties II, Inc. (“CHP II”), a non-traded corporation that has elected to qualify as a REIT sponsored by CNL, which has begun to invest in healthcare properties substantially similar to those in which the Company has currently invested, and CHP II’s advisor, all of which are affiliates of the Advisor.  The Company believes that its future success depends in large part upon the Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and the Advisor may be unsuccessful in attracting and retaining such skilled personnel.  The Company does not maintain key person life insurance on any of its officers.

Any adverse changes in CNL’s financial health, the public perception of CNL or the Company’s relationship with its sponsor or its affiliates could hinder the Company’s operating performance and the return on an investment.

Under certain circumstances, the Advisor has committed to accept unvested restricted common stock in lieu of certain fees and expenses payable to it in order to provide additional cash to support of the Company’s distributions to investors.  The Advisor may terminate its expense support obligations upon 30 days’ notice to the Company.  If such expense support is terminated by the Advisor due to its or CNL’s financial health, the Company’s results from operations, cash from operations and FFO would all be negatively impacted and the Company’s ability to pay distributions to investors would be adversely impacted.

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

On January 2, 2019, the Company announced the sale of 55 of its medical office building and related properties to Welltower, Inc., which sale the Company anticipates will close in the first half of 2019.  During 2019, it is anticipated that the Company’s board of directors will continue to evaluate various strategic options, which may include other transactions to provide stockholders with liquidity of their investment.  If the Company’s board of directors determines to pursue a liquidity event, the Company would be under no obligation to conclude the process within a set time. If the Company adopts a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which its investments are located and federal income tax effects on stockholders that may prevail in the future. The Company cannot guarantee that the Company will be able to liquidate all of the Company’s assets on favorable terms, if at all. After the Company adopts a plan of liquidation, the Company would likely remain in existence until all its investments are liquidated. If the Company does not pursue a liquidity event or delays such a transaction due to market conditions, the Company’s common stock may continue to be illiquid and investors may, for an indefinite period of time, be unable to convert investor shares to cash easily, if at all, and could suffer losses on an investment in the Company’s shares.

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

Stephen H. Mauldin serves as a director, president and chief executive officer of the Company and as chairman of the board of directors, president and chief executive officer of CHP II.  Mr. Mauldin may experience conflicts of interest in managing the Company because he also has management responsibilities for CHP II, which invests in properties in the same markets as the Company’s properties.

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

In addition, Ixchell C. Duarte, the Company’s chief financial officer, senior vice president and treasurer, John F. Starr, the Company’s chief operating officer and senior vice president, and the Company’s other officers also serve as officers of, and devote time to, the Advisor, as well as CHP II, which has similar investment objectives to the Company.  These officers may experience conflicts of interest in managing the Company because they also have management responsibilities for multiple programs.  For these reasons, these officers will share their management time and services among these other programs and the Company, and will not devote all of their attention to the Company and could take actions that are more favorable to CHP II than to the Company.

The Advisor and its affiliates, including all of the Company’s executive officers and affiliated directors, will face conflicts of interest as a result of their compensation arrangements with the Company, which could result in actions that are not in the best interest of the Company’s stockholders.

The Company pays its Advisor and its affiliates substantial fees.  These fees could influence their advice to the Company, as well as the judgment of affiliates of the Advisor performing services for the Company.  Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of the Company’s agreements with its Advisor and its affiliates;
•	additional Offerings of equity by the Company, which would create an opportunity for the Managing Dealer, to earn additional fees and for the Advisor to earn increased advisory fees;
•	property sales, which may entitle the Advisor to real estate commissions;
•	property acquisitions from third parties, which entitle the Advisor to an investment services fee;
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

None of the agreements with the Advisor or any other affiliates were negotiated at arm’s length.

Agreements with the Advisor or any other affiliates may contain terms that would not otherwise apply if the Company entered into agreements negotiated at arm’s length with third parties.

If the Company internalizes the Company’s management functions, an interest in the Company could be diluted, the Company could incur other significant costs associated with being self-managed, the Company may not be able to retain or replace key personnel and may have increased exposure to litigation as a result of internalizing its management functions.

The Company may internalize management functions provided by the Advisor and its affiliates.  The Company’s board of directors may decide in the future to acquire assets and personnel from the Advisor or its affiliates for consideration that would be negotiated at that time.  However, as a result of the non-solicitation clause in the advisory agreement, generally the acquisition of Advisor personnel would require the prior written consent of the Advisor.  There can be no assurances that the Company will be successful in retaining the Advisor’s key personnel in the event of an internalization transaction.  In the event the Company acquires the Advisor, the Company cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of the Company’s stock.  The payment of such consideration could reduce the percentage of the Company’s shares owned by persons who purchase shares in the Company’s offering and could reduce the net income per share and FFO per share attributable to an investment.

In addition, the Company may issue equity awards to officers and consultants, which would increase operating expenses and decrease net income and FFO.  The Company cannot reasonably estimate the amount of fees to the Advisor and other affiliates the Company would save, and the costs it would incur, if the Company acquired these entities.  If the expenses the Company assumes as a result of an internalization are higher than the expenses the Company avoids paying to the Advisor and other affiliates, its net income per share and FFO per share would be lower than they otherwise would have been had the Company not acquired these entities.

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

Multiple, significant lease terminations in a given year in the Company’s MOB/Healthcare Portfolio produce tenant roll concentration and uncertainty as to the future cash flow of a property or portfolio and often decreases the value a potential purchaser will pay for one or more properties.  There is no guarantee that any MOB will not have tenant roll concentration, and if such concentration occurs it could decrease the Company’s ability to pay distributions to stockholders and the value of their investment.

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

The Company’s MOB/Healthcare Portfolio properties may have vacancies as a result of the continued default of tenants under their leases or the expiration of tenant leases.  If a high rate of vacancies persist, the Company may suffer reduced revenues.  In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce the value of the Company’s shares.

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

The Company’s properties are subject to the risks typically associated with investments in real estate.  Such risks include the possibility that the Company’s properties will generate operating income, rent and capital appreciation, if any, at rates lower than anticipated or will yield returns lower than those available through other investments.  Further, there are other risks by virtue of the fact that the Company’s ability to vary its portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments.  Income from the Company’s properties may be adversely affected by many factors including, but not limited to, an increase in the local supply of properties similar to the Company’s properties, newer competing properties, a decrease in the number of people interested in the properties that the Company acquires, changes in government regulation, including healthcare regulation, international, national or local economic deterioration, increases in operating costs due to inflation and other factors that may not be offset by increased lease rates, and changes in consumer tastes.

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

The Company’s leases may, but are not required to, have security provisions such as deposits, stock pledges and guarantees or shortfall reserves provided by a third-party tenant or operator.  These security provisions may terminate at either a specific time during the lease term once net operating income of the property exceeds a specified amount or upon the occurrence of other specified events.  Certain security provisions may also have limits on the overall amount of the security under the lease.  After the termination of a security feature, or in the event that the maximum limit of a security provision is reached, the Company may only look to the tenant to make lease payments.  In the event that a security provision has expired or the maximum limit has been reached or a provider of a security provision is unable to meet its obligations, the Company’s results of operations and ability to pay distributions to the Company’s stockholders could be adversely affected if the Company’s tenants are unable to generate sufficient FFO to meet minimum rent payments and the tenants do not otherwise have the resources to make rent payments.

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

Certain of the properties that the Company acquires may be on land owned by a third-party, while the Company owns a leasehold, permit or similar interest.  This means that the Company does not retain fee ownership in the underlying land.  Accordingly, with respect to such properties, the Company will have no economic interest in the land or buildings at the expiration of the ground lease or permit.  As a result, the Company will not share in any increase in value of the land associated with the underlying property and may forfeit rights to assets constructed on the land such as buildings and improvements at the end of the lease.  Further, because the Company does not completely control the underlying land, the third-party owners that lease this land to the Company could take certain actions to disrupt the Company’s rights in the properties or the Company’s tenants’ operation of the properties or take the properties in an eminent domain proceeding.  Such events are beyond the Company’s control.  If the entity owning the land under one of the Company’s properties chose to disrupt the Company’s use either permanently or for a significant period of time, then the value of the Company’s assets could be impaired.

Existing seniors housing, MOB, acute care and post-acute care properties that the Company acquires may be subject to unknown or contingent liabilities which could cause the Company to incur substantial costs.

The Company has acquired operating seniors housing, MOB, acute care and post-acute care properties which may be subject to unknown or contingent liabilities for which the Company may have no recourse, or only limited recourse, against the sellers.  In general, the representations and warranties provided under transaction agreements related to the acquisition of the Company’s properties do not survive the closing of the transactions.  While the Company generally requires the sellers to indemnify the Company with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on indemnifiable losses.  There is no guarantee that the Company will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties.  In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed the Company’s expectations, and it may experience other unanticipated adverse effects, all of which may adversely affect the Company’s financial condition, results of operations, the market price of its common stock and its ability to make distributions to the Company’s stockholders.

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

For post‑acute care properties such as skilled nursing facilities, Medicare reimbursement has the greatest impact on performance and the Company believes it will continue to come under scrutiny given looming long‑term budget issues with the aging of the population. The Centers for Medicare and Medicaid Services (“CMS”) implements changes to Medicare budgets for various asset classes (i.e., skilled nursing facilities, inpatient rehabilitation facilities, long‑term acute care hospitals (“LTACHs”) and hospice providers) at the beginning of October for the next fiscal year. Changes to budgets for the different asset classes could significantly impact rent coverage ratios of operators. The latest round of CMS budget pronouncements was largely within expectations and provided modest increases that were below inflation levels. CMS continues to evaluate making Medicare payments “site neutral” for the same service delivered in an inpatient versus outpatient setting. Such a change could result in certain providers, particularly LTACHs and inpatient rehabilitation facilities, receiving lower reimbursement rates than those currently in place, which could have a significant impact on the financial condition of our tenants in those asset classes.

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

As part of the Company’s investment strategy, the Company may have acquired seniors housing, MOB, acute and post-acute care properties in geographic areas where potential customers may not be familiar with the benefits of, and care provided by, that particular property.  As a result, the Company may have to incur costs relating to the opening, operation and promotion of such properties that are substantially greater than those incurred in other areas where the properties are better known by the public.  These properties may attract fewer residents or patients than other properties the Company has acquired and may have increased costs, such as for marketing expenses, adversely affecting the results of operations of such properties as compared to those properties that are better known.

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

Healthcare, including the seniors housing, medical office facilities, acute care and post-acute care sectors, remains a dynamic, evolving industry.  On March 23, 2010, the Patient Protection and Affordable Care Act of 2010 (“Affordable Care Act”) was enacted and on March 30, 2010, the Health Care and Education Reconciliation Act was enacted, which in part modified the Affordable Care Act (collectively, the “Healthcare Reform Laws”).  Together, the Healthcare Reform Laws serve as the primary vehicle for comprehensive healthcare reform in the U.S.  The Healthcare Reform Laws were intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed.  Efforts by the presidential administration and certain members of Congress to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation in 2017, including a successful repeal of the individual shared responsibility penalty of the Health Reform Laws, effective for 2019, have cast considerable uncertainty on the future of the Healthcare Reform Laws.  There is uncertainty regarding whether, when, and how the Healthcare Reform Laws will be changed, though we anticipate that Congress or the U.S. Department of Health and Human Services will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the health care system.  At this time, the effects of the legislation and its impact on the Company’s business are not yet known.  The Company’s business could be materially and adversely affected by the Healthcare Reform Laws and further governmental initiatives undertaken pursuant to the Healthcare Reform Laws.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

If the U.S. experiences a weakening of the economy, states may be pressured to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs.  The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to high unemployment, declines in family incomes and eligibility expansions authorized by the Healthcare Reform Laws.  These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under the federal Medicare program, state Medicaid programs and other healthcare-related programs.  Potential reductions in reimbursements under these programs could negatively impact the Company’s business, financial condition and results of operations.

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

Certain of the Company’s healthcare properties, such as MOB, diagnostic service centers and surgery centers, often face competition from nearby hospitals and other MOBs that provide comparable services.  Some of those competing properties are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions.  These types of support are not available to the Company’s properties.

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

From time to time, the operations of any of the Company’s properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity.  The Company or the Company’s tenants may also incur increased legal costs and indirect labor costs as a result of such disruptions, or contract disputes or other events.  One or more of the Company’s tenants or the Company’s third-party managers operating some of these types of properties may be targeted by union actions or adversely impacted by the disruption caused by organizing activities.  Significant adverse disruptions caused by union activities and/or increased costs affiliated with such activities could materially and adversely affect the Company’s operations and the financial condition of the seniors housing and healthcare properties the Company own through a TRS and affect the operating income of the Company’s tenants for those properties the Company lease to third parties.

Development and value-add properties are expected to initially generate limited cash flows.

The Company continues to have some value-add or stabilizing properties.  During the lease-phase, these types of investments are expected to initially generate limited cash flows, FFO and modified funds from operations (“MFFO”) and may result in near term downward pressure on the Company’s NAV.

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

The Company sometimes enters into joint ventures with unaffiliated parties to purchase a property, and the joint venture or general partnership agreement relating to that joint venture or partnership generally provides that the Company will share with the unaffiliated party management control of the joint venture.  For example, the Company’s venture partners share approval rights on many major decisions.  Those venture partners may have differing interests from the Company’s and the power to direct the joint venture or partnership on certain matters in a manner with which the Company does not agree.  In the event the joint venture or general partnership agreement provides that the Company will have sole management control of the joint venture, the agreement may be ineffective as to a third-party who has no notice of the agreement, and the Company may therefore be unable to control fully the activities of the joint venture.  Should the Company enter into a joint venture with another program sponsored by an affiliate, the Company does not anticipate that the Company will have sole management control of the joint venture.  In addition, when the Company invests in properties indirectly through the acquisition of interests in entities that own such properties, the Company may not be able to control the management of such assets which may adversely affect the Company’s REIT qualification, returns on investment and, therefore, cash available for distribution to the Company’s stockholders.

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

Under the Americans with Disabilities Act of 1992 (“ADA”) all public accommodations and commercial properties are required to meet certain federal requirements related to access and use by disabled persons.  Failure to comply with the ADA could result in the imposition of fines by the federal government or an award of damages to private litigants.  Although the Company acquires properties that substantially comply with these requirements, the Company may incur additional costs to comply with the ADA.  In addition, a number of federal, state, and local laws may require the Company to modify any properties the Company purchases or may restrict further renovations thereof with respect to access by disabled persons.  Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons.  Although the Company believes that these costs will not have a material adverse effect on the Company, if required changes involve a greater amount of expenditures than the Company currently anticipates, the Company’s ability to make expected distributions could be adversely affected.

The Company’s properties may be subject to environmental liabilities that could significantly impact the Company’s return from the properties and the success of the Company’s ventures.

Operations at certain of the properties the Company acquires, or which are used to collateralize loans the Company may originate, may involve the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes.  Accordingly, the operations of certain properties the Company acquires will be subject to regulation by federal, state, and local authorities establishing health and environmental quality standards.  In addition, certain of the Company’s properties may maintain and operate underground storage tanks (“USTs”) for the storage of various petroleum products.  USTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of USTs and the remediation of contaminated soils and groundwater resulting from leaking USTs.

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

The Company may not be able either to obtain desirable types of insurance coverage, such as terrorism, earthquake, flood, hurricane and pollution or environmental matter insurance, or to obtain such coverage at a reasonable cost in the future, and this risk may limit the Company’s ability to finance or refinance debt secured by the Company’s properties.  Additionally, the Company could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance the Company is required to maintain under such agreements.  In such instances, the Company may be required to self-insure against certain losses or seek other forms of financial assurance.  The Company may not be able to obtain insurance coverage at reasonable rates due to high premium and/or deductible amounts.  As a result, the Company’s cash flows could be adversely impacted due to these higher costs, which would adversely affect the Company’s ability to pay distributions to the Company’s stockholders.

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

The Company’s TRSs generally will incur taxes or accrue tax benefits consistent with a “C” corporation for federal income tax purposes.  If the leases between the Company and the Company’s TRSs were deemed by the IRS to not reflect an arm’s-length transaction as that term is defined by tax law, the Company may be subject to significant tax penalties as the lessor that would adversely impact the Company’s profitability and the Company’s cash flows.

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

The Company may not be able to obtain financing for investments on terms and conditions acceptable to the Company, if at all.  In recent periods domestic and international financial markets have experienced unusual volatility and uncertainty.  If this volatility and uncertainty were to be experienced again, the Company’s ability to borrow monies to finance real estate assets could be significantly impacted.  If the Company were unable to borrow funds on terms and conditions that it finds acceptable, the Company likely will have to reduce the number of properties it can purchase, and the return on the properties the Company does purchase likely will be lower.  In addition, if the Company pays fees to lock-in a favorable interest rate, falling interest rates or other factors could require it to forfeit these fees.  Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets in the past has resulted in fewer buyers seeking to acquire commercial properties leading to lower property values and the return of these conditions could adversely impact the Company’s timing and ability to sell the Company’s properties.

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

Defaults on loans collateralized by a property the Company owns may result in foreclosure actions and the Company’s loss of the property or properties securing the loan that is in default.  Such legal actions are expensive.  For federal income tax purposes, in general a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt collateralized by the property.  If the outstanding balance of the debt exceeds the Company’s tax basis in the property, the Company would recognize taxable income on the foreclosure, all or a portion of such taxable income may be subject to tax, and/or required to be distributed to the Company’s stockholders in order for the Company to qualify as a REIT.  In such case, the Company would not receive any cash proceeds to enable it to pay such tax or make such distributions.  If any mortgages contain cross collateralization or cross default provisions, more than one property may be affected by a default.  If any of the Company’s properties are foreclosed upon due to a default, the Company’s financial condition, results of operations and ability to pay distributions to stockholders will be adversely affected.

Financing arrangements involving balloon payment obligations may adversely affect the Company’s ability to make distributions.

The Company sometimes enters into fixed-term financing arrangements which require it to make “balloon” payments at maturity.  The Company’s ability to pay or refinance such obligations at maturity is uncertain and may depend upon the Company’s ability to obtain additional financing or sell a particular property.  At the time the balloon payment is due, the Company may not be able to raise equity or refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.  These refinancing or property sales could negatively impact the rate of return to stockholders and the timing of disposition of the Company’s assets.  In addition, payments of principal and interest may leave the Company with insufficient cash to pay the distributions that the Company is required to pay to maintain its qualification as a REIT.

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

The Company intends to operate as a REIT under the Code and believes the Company has and will continue to operate as a REIT in such manner.  However, qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations.  The determination of various factual matters and circumstances not entirely within the Company’s control may also affect the Company’s ability to remain qualified as a REIT.  If the Company fails to qualify as a REIT for any taxable year, (i) the Company will be subject to federal and state income tax on the Company’s taxable income for that year at regular corporate rates, (ii) for taxable years beginning before December 31, 2017, the Company may be subject to alternative minimum tax on the Company’s taxable income for that year at regular corporate rates, (iii) unless entitled to relief under relevant statutory provisions, the Company would generally be disqualified from taxation as a REIT for the four taxable years following the year of disqualification as a REIT; and (iv) distributions to stockholders would no longer qualify for the dividends paid deduction in computing the Company’s taxable income.  If the Company does not qualify as a REIT, the Company would not be required to make distributions to stockholders as a non-REIT is not required to pay dividends to stockholders in order to maintain REIT status or avoid an excise tax.  The additional income tax liability the Company would incur as a result of failing to qualify as a REIT would reduce the Company’s net earnings available for distributions to stockholders and also reduce the funds available for satisfying the Company’s obligations in general.  If the Company fails to qualify as a REIT, the Company may be required to borrow funds or liquidate some investments in order to pay the applicable tax.  As a result of all these factors, the Company’s failure to qualify as a REIT also could impair the Company’s ability to implement its business strategy and would adversely affect the value of its stock.

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

The Company sometimes purchases properties and leases them back to the sellers of such properties.  While the Company uses the Company’s best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing the Company to be treated as the owner of the property for federal income tax purposes, the IRS could challenge such characterization.  In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.  If a sale-leaseback transaction were so re-characterized, the Company might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, fail to qualify as a REIT effective with the year of re-characterization.  Alternatively, the amount of the Company’s taxable income could be recalculated, which might also cause the Company to fail to meet the distribution requirement for a taxable year.

Excessive non-real estate asset values may jeopardize the Company’s REIT status.

In order to qualify as a REIT, among other requirements, at least 75% of the value of the Company’s assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents and government securities.  Accordingly, the value of any other property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate not more than 25% of the Company’s total assets.  In addition, under federal income tax law, the Company may not own securities in, or make loans to, any one company (other than a REIT, a qualified REIT subsidiary or a TRS) which represent in excess of 10% of the voting securities or 10% of the value of all securities of that company (other than certain securities), or which have, in the aggregate, a value in excess of 5% of the Company’s total assets, and the Company may not own securities of one or more TRSs which have, in the aggregate, a value in excess of 20% of the Company’s total assets (25% for taxable years beginning before December 31, 2017).

The 75%, 20%, 10% and 5% REIT qualification tests are determined at the end of each calendar quarter.  If the Company fails to meet any such test at the end of any calendar quarter, and such failure is not remedied within 30 days after the close of such quarter, the Company will cease to qualify as a REIT, unless certain requirements are satisfied.

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

Even as a REIT, the Company is or could be subject to federal, foreign and state and local taxes on the Company’s income and property that could reduce operating cash flow, including but not limited to:  (i) tax on any undistributed taxable income; (ii) for taxable years beginning before December 31, 2017, alternative minimum tax on the Company’s items of tax preference; (iii) certain state income taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions”; (v) tax on net gains from the sale of certain “foreclosure property”; (vi) tax on gains of sale of certain “built-in gain” properties; and (vii) certain taxes and penalties if the Company fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain the Company’s status as a REIT.  Foreclosure property includes property with respect to which the Company acquires ownership by reason of a borrower default on a loan or possession by reason of a tenant’s default on a lease.  The Company may elect to treat certain qualifying property as “foreclosure property,” in which case, the gross revenue and net gain from such property will be treated as qualifying income under the 75% and 95% gross income tests for three years following such acquisition.  To qualify for such treatment, the Company must satisfy additional requirements, including that the Company operate the property through an independent contractor after a short grace period.  The Company will be subject to tax on the Company’s net income from foreclosure property.  Such net income generally means the excess of any gain from the sale or other disposition of foreclosure property and income derived from foreclosure property that otherwise does not qualify for the 75% gross income test, over the allowable deductions that relate to the production of such income.  Any such tax incurred will reduce the amount of cash available for distribution.

The Company’s investment strategy may cause the Company to incur penalty taxes, fail to maintain the Company’s REIT status or own and sell properties through TRSs, each of which would diminish the return to the Company’s stockholders.

The sale of one or more of the Company’s properties may be considered a prohibited transaction under the Code.  Any “inventory-like” sales would almost certainly be considered such a prohibited transaction.   If the Company is deemed to have engaged in a “prohibited transaction” (i.e., the Company sell a property held by the Company primarily for sale in the ordinary course of the Company’s trade or business), all net gain that the Company derives from such sale would be subject to a 100% penalty tax.  The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax.  The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year, the aggregate adjusted bases of property sold during the taxable year does not exceed 20% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 20% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year (this percentage threshold was 10% of the aggregate bases or fair market value of all of the REIT’s assets, as the case may be, for taxable years beginning before December 18, 2015).  Given the Company’s investment strategy, the sale of one or more of its properties may not fall within the prohibited transaction safe harbor.

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

As a REIT, the value of the Company’s ownership interests held in the Company’s TRSs may not exceed 20% of the value of all of the Company’s assets at the end of any calendar quarter (25% for taxable years beginning before December 31, 2017).  If the IRS were to determine that the value of the Company’s interests in all of the Company’s TRSs exceeded 20% of the value of the Company’s total assets at the end of any calendar quarter, then the Company would fail to qualify as a REIT.  If the Company determines it to be in its best interest to own a substantial number of the Company’s properties through one or more TRSs, then it is possible that the IRS may conclude that the value of the Company’s interests in the Company’s TRSs exceeds 20% of the value of the Company’s total assets at the end of any calendar quarter and therefore cause the Company to fail to qualify as a REIT.  Additionally, as a REIT, no more than 25% of the Company’s gross income with respect to any year may be from sources other than real estate.  Distributions paid to the Company from a TRS are considered to be non-real estate income.  Therefore, the Company may fail to qualify as a REIT if distributions from all of the Company’s TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of the Company’s gross income with respect to such year.

The Company may be subject to tax on the sale of a property.

Any gain that the Company realizes on the sale of a property, other than foreclosure property, held as inventory or otherwise primarily for sale to customers in the ordinary course of a trade or business, may be treated as income attributable to a prohibited transaction and subject to a 100% tax. Whether property is held primarily for sale to customers in the ordinary course of a REIT’s trade or business depends on all the facts and circumstances surrounding the particular transaction. The Company does not believe it should be viewed as having held any of such properties as inventory or otherwise primarily for sale to customers, and as such does not believe that the sale of any of its properties should be subject to the 100% tax. However, the Company can give no assurances that the IRS may disagree and contend that the sale of one or more of its properties is subject to the 100% tax.

Investors may have current tax liability on distributions investors elect to reinvest in the Company’s common stock.

Investors who participate in the Company’s Reinvestment Plan will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of the Company’s common stock to the extent the amount reinvested was not a tax-free return of capital.  In addition, investors will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value.  As a result, unless investors are tax-exempt entities, investors may have to use funds from other sources to pay a tax liability on the value of the shares of common stock received.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of the Company’s common stock.  For example, the Tax Act was signed into law on December 22, 2017, and made fundamental changes to the taxation of individuals and corporations, generally effective for taxable years beginning on or after January 1, 2018.  There are numerous interpretive issues and ambiguities in connection with the Tax Act that require guidance and that are not clearly addressed by its legislative history.  The Company’s analysis of the Tax Act may be impacted by technical corrections legislation, guidance provided by the Congressional Joint Committee on Taxation, the U.S. Department of Treasury or other administrative guidance.  For more information about the tax law changes enacted by the Tax Act, see “Part I––Statement Regarding Forward Looking Information––Item 1––Business––Taxation.”

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

Although REITs continue to receive favorable tax treatment (e.g., a deduction for dividends paid), it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation.  As a result, the Company’s charter provides its board of directors with the power, under certain circumstances, to revoke or otherwise terminate its REIT election and cause the Company to be taxed as a corporation, without the vote of the Company’s stockholders.  The Company’s board of directors has fiduciary duties to the Company and the Company’s stockholders in accordance with the Maryland General Corporation Law and could only cause such changes in the Company’s tax treatment if it determines in good faith that such changes are in the best interest of its stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2018, we had investments in 142 real estate investment properties, including the 70 properties classified as held for sale, as described in Item 1. “Business” –– “Strategic Alternatives.”  The following tables set forth details on our consolidated healthcare investment portfolio by asset class:

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2018 (in millions)		Investment Amount (in millions)
Acute Care (1)
Medical Portfolio I Properties
Doctors Specialty Hospital	Modified Lease	8/16/2013	$	―	$10.0
Leawood, KS ("Kansas City")
Memorial Hermann Orthopedic & Spine Hospital ("MHOSH")	Triple-net Lease	6/2/2014		32.2	49.0
Bellaire, TX ("Houston")
Medical Portfolio II Properties
Hurst Specialty Hospital	Triple-net Lease	8/15/2014		17.2	29.5
Hurst, TX ("Dallas/Fort Worth")
Beaumont Specialty Hospital	Triple-net Lease	8/15/2014		19.7	33.6
Beaumont, TX ("Houston")
Triangle Orthopaedic
North Carolina Specialty Hospital	Modified Lease	6/29/2015		18.6	35.2
Durham, NC
Medical Office (1)
LaPorte Cancer Center	Modified Lease	6/14/2013		7.3	13.1
Westville, IN
Knoxville Medical Office Properties
Physicians Plaza A at North Knoxville Medical Center	Modified Lease	7/10/2013		13.2	18.1
Powell, TN ("Knoxville")
Physicians Plaza B at North Knoxville Medical Center	Modified Lease	7/10/2013		16.1	21.8
Powell, TN ("Knoxville")
Jefferson Medical Commons	Modified Lease	7/10/2013		8.1	11.6
Jefferson City, TN ("Knoxville")
Medical Portfolio I Properties
John C. Lincoln Medical Office Plaza I	Modified Lease	8/16/2013		―	4.4
Phoenix, AZ
John C. Lincoln Medical Office Plaza II	Modified Lease	8/16/2013		―	3.1
Phoenix, AZ
North Mountain Medical Plaza	Modified Lease	8/16/2013		―	6.2
Phoenix, AZ
Escondido Medical Arts Center	Modified Lease	8/16/2013		―	15.6
Escondido, CA ("San Diego")
Chestnut Commons MOB	Modified Lease	8/16/2013		―	20.2
Elyria, OH ("Cleveland")
				―
Calvert Medical Office Properties
Calvert MOBs I, II, & III	Modified Lease	8/30/2013		―	16.4
Prince Frederick, MD ("Washington D.C.")
Calvert Medical Arts Center	Modified Lease	8/30/2013		―	19.3
Prince Frederick, MD ("Washington D.C.")
Dunkirk Medical Center	Modified Lease	8/30/2013		―	4.6
Dunkirk, MD ("Washington D.C.")

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/18 (in millions)		Investment Amount (in millions)
Coral Springs MOBs
Coral Springs MOB I	Modified Lease	12/23/2013	$	―	$14.9
Coral Springs, FL
Coral Springs MOB II	Modified Lease	12/23/2013		―	16.1
Coral Springs, FL

Chula Vista Medical Arts Center - Plaza II	Modified Lease	12/23/2013		―	10.7
Chula Vista, CA ("San Diego")

Chula Vista Medical Arts Center - Plaza I	Modified Lease	1/21/2014		―	17.9
Chula Vista, CA ("San Diego")

MHOSH MOB	Modified Lease	6/2/2014		25.4	27.0
Bellaire, TX ("Houston")
Claremont Medical Office	Modified Lease	8/29/2014		14.2	23.0
Claremont, CA ("Los Angeles")

Lee Hughes MOB	Modified Lease	9/29/2014		17.0	29.9
Glendale, CA ("Los Angeles")
Northwest Medical Park Building	Modified Lease	10/31/2014		6.6	10.8
Margate, FL ("Fort Lauderdale")
Newburyport Medical Center	Modified Lease	10/31/2014		―	18.0
Newburyport, MA ("Boston")
ProMed Building I (2)	Modified Lease	12/19/2014		6.5	11.0
Yuma, AZ
Southeast Medical Office Properties
Midtown Medical Plaza	Modified Lease	12/22/2014		37.1	54.7
Charlotte, NC
Presbyterian Medical Tower	Modified Lease	12/22/2014		23.6	36.3
Charlotte, NC
Metroview Professional Building	Modified Lease	12/22/2014		12.9	17.3
Charlotte, NC
Physicians Plaza Huntersville	Modified Lease	12/22/2014		18.8	30.0
Huntersville, NC ("Charlotte")
Matthews Medical Office Building	Modified Lease	12/22/2014		14.7	21.2
Matthews, NC ("Charlotte")
Outpatient Care Center	Modified Lease	12/22/2014		10.5	15.5
Clyde, NC ("Asheville")
330 Physicians Center	Modified Lease	12/22/2014		19.4	30.1
Rome, GA
Spivey Station Physicians Center	Modified Lease	12/22/2014		8.7	14.4
Atlanta, GA
Spivey Station ASC Building	Modified Lease	12/22/2014		8.7	18.6
Atlanta, GA
Novi Orthopaedic Center	Modified Lease	2/13/2015		19.6	30.5
Novi, MI

Southeast Medical Office Properties
UT Cancer Institute Building	Modified Lease	2/20/2015		20.5	33.7
Knoxville, TN
Bend Memorial Clinic MOB	Modified Lease	5/11/2015		―	36.0
Bend, OR
Stoneterra Medical Plaza	Modified Lease	5/29/2015		―	15.1
San Antonio, TX

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/18 (in millions)	Investment Amount (in millions)
Triangle Orthopaedic
Triangle Orthopaedic Durham	Modified Lease	6/29/2015	$12.5	$21.3
Durham, NC
Triangle Orthopaedic Oxford	Modified Lease	6/29/2015	2.7	4.7
Oxford, NC
Triangle Orthopaedic Chapel Hill	Modified Lease	6/29/2015	1.9	3.3
Chapel Hill, NC
Triangle Orthopaedic Roxboro	Modified Lease	6/29/2015	1.3	2.1
Roxboro, NC

Doctor's Park
Doctor's Park Building B	Modified Lease	6/30/2015	―	5.0
Chula Vista, CA ("San Diego")
Doctor's Park Building C	Modified Lease	6/30/2015	―	10.0
Chula Vista, CA ("San Diego")

540 New Waverly Place	Modified Lease	7/20/2015	6.5	15.0
Cary, NC ("Raleigh")
MedHelp	Modified Lease	7/31/2015	―	15.0
Birmingham, AL
Maryland MOBs
Patriot Professional Center	Modified Lease	7/31/2015	―	16.9
Frederick, MD ("Baltimore")
Liberty Professional Center	Modified Lease	7/31/2015	―	7.4
Frederick, MD ("Baltimore")
Columbia MOBs
Broadway Medical Plaza 1	Modified Lease	8/21/2015	―	10.7
Columbia, MO
Broadway Medical Plaza 2	Modified Lease	8/21/2015	―	13.1
Columbia, MO
Broadway Medical Plaza 4	Modified Lease	8/21/2015	―	14.2
Columbia, MO
Center One	Modified Lease	11/30/2015	―	34.4
Jacksonville, FL
Red Bank MOB	Modified Lease	12/14/2015	―	10.6
Cincinnati, OH
Henderson NV MOBs
Siena Pavilion IV	Modified Lease	12/18/2015	―	7.0
Henderson, NV ("Las Vegas")
Siena Pavilion V	Modified Lease	12/18/2015	―	27.8
Henderson, NV ("Las Vegas")
Siena Pavilion VI	Modified Lease	12/18/2015	―	20.0
Henderson, NV ("Las Vegas")

Post-Acute Care (3)
Perennial Communities
Batesville Healthcare Center	Triple-net Lease	5/31/2013	―	6.2
Batesville, AR
Broadway Healthcare Center	Triple-net Lease	5/31/2013	―	11.9
West Memphis, AR
Jonesboro Healthcare Center	Triple-net Lease	5/31/2013	―	15.2
Jonesboro, AR
Magnolia Healthcare Center	Triple-net Lease	5/31/2013	―	11.8
Magnolia, AR

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/18 (in millions)		Investment Amount (in millions)
Mine Creek Healthcare Center	Triple-net Lease	5/31/2013	$	―	$3.4
Nashville, AR
Searcy Healthcare Center	Triple-net Lease	5/31/2013		―	7.9
Searcy, AR
Medical Portfolio II Properties
Oklahoma City Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014		15.0	25.5
Oklahoma City, OK
Las Vegas Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014		13.1	22.3
Las Vegas, NV
South Bend Inpatient Rehabilitation Hospital	Modified Lease	7/15/2014		11.9	20.2
Mishawaka, IN ("South Bend")

Welbrook Senior Living Grand Junction	Triple-net Lease	9/4/2015		8.1	14.1
Grand Junction, CO
Cobalt Rehabilitation Hospital Surprise	Triple-net Lease	12/30/2015		14.8	23.7
Surprise, AZ ("Phoenix")
Cobalt Rehabilitation Hospital New Orleans	Triple-net Lease	10/19/2016		19.1	28.6
New Orleans, LA

Seniors Housing
Primrose I Communities
Primrose Retirement Community of Casper	Triple-net Lease	2/16/2012		11.3	19.0
Casper, WY
Sweetwater Retirement Community	Triple-net Lease	2/16/2012		9.7	16.3
Billings, MT
Primrose Retirement Community of Grand Island	Triple-net Lease	2/16/2012		8.0	13.4
Grand Island, NE
Primrose Retirement Community of Mansfield	Triple-net Lease	2/16/2012		10.8	18.3
Mansfield, OH
Primrose Retirement Community of Marion	Triple-net Lease	2/16/2012		9.0	17.9
Marion, OH
HarborChase of Villages Crossing	Managed	8/29/2012		―	19.7
Lady Lake, FL ("The Villages")
Primrose II Communities
Primrose Retirement Community of Lima	Triple-net Lease	12/19/2012		―	18.6
Lima, OH
Primrose Retirement Community of Zanesville	Triple-net Lease	12/19/2012		11.2	19.1
Zanesville, OH ("Columbus")
Primrose Retirement Community of Decatur	Triple-net Lease	12/19/2012		9.9	18.2
Decatur, IL
Primrose Retirement Community of Council Bluffs	Triple-net Lease	12/19/2012		―	12.9
Council Bluffs, IA ("Omaha")
Primrose Retirement Community Cottages	Triple-net Lease	12/19/2012		―	4.3
Aberdeen, SD
Capital Health Communities
Brookridge Heights Assisted Living & Memory Care	Managed	12/21/2012		12.7	18.5
Marquette, MI
Curry House Assisted Living & Memory Care	Managed	12/21/2012		7.5	13.5
Cadillac, MI
Symphony Manor	Managed	12/21/2012		14.2	24.0
Baltimore, MD
Woodholme Gardens Assisted Living & Memory Care	Managed	12/21/2012		6.5	17.1
Pikesville, MD ("Baltimore")

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/18 (in millions)	Investment Amount (in millions)
Tranquillity at Fredericktowne	Managed	12/21/2012	$20.1	$23.0
Frederick, MD
HarborChase of Jasper	Managed	8/1/2013	―	7.3
Jasper, AL
South Bay I Communities
Raider Ranch	Managed	8/29/2013	―	72.0
Lubbock, TX
Town Village	Managed	8/29/2013	―	23.7
Oklahoma City, OK
Pacific Northwest I Communities
MorningStar of Billings	Managed	12/2/2013	19.2	48.3
Billings, MT
MorningStar of Boise	Managed	12/2/2013	20.5	40.0
Boise, ID
MorningStar of Idaho Falls	Managed	12/2/2013	17.1	44.4
Idaho Falls, ID
MorningStar of Sparks	Managed	12/2/2013	22.8	55.2
Sparks, NV ("Reno")
Prestige Senior Living Arbor Place	Managed	12/2/2013	8.1	15.8
Medford, OR
Prestige Senior Living Beaverton Hills	Managed	12/2/2013	8.7	12.9
Beaverton, OR ("Portland")
Prestige Senior Living Five Rivers	Managed	12/2/2013	7.5	16.7
Tillamook, OR
Prestige Senior Living High Desert	Managed	12/2/2013	7.7	13.6
Bend, OR
Prestige Senior Living Huntington Terrace	Managed	12/2/2013	9.8	15.0
Gresham, OR ("Portland")
Prestige Senior Living Orchard Heights	Managed	12/2/2013	11.8	17.8
Salem, OR
Prestige Senior Living Riverwood	Managed	12/2/2013	4.4	9.7
Tualatin, OR ("Portland")
Prestige Senior Living Southern Hills	Managed	12/2/2013	7.3	12.9
Salem, OR

Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Managed	2/3/2014	10.3	21.9
Auburn, WA ("Seattle")
Prestige Senior Living Bridgewood	Managed	2/3/2014	12.9	22.1
Vancouver, WA ("Portland")
Prestige Senior Living Monticello Park	Managed	2/3/2014	17.2	27.4
Longview, WA
Prestige Senior Living Rosemont	Managed	2/3/2014	9.1	16.9
Yelm, WA
Prestige Senior Living West Hills	Managed	3/3/2014	8.6	15.0
Corvallis, OR
Wellmore of Tega Cay	Triple-net Lease	2/7/2014	27.7	32.2
Tega Cay, SC ("Charlotte")
South Bay II Communities
Isle at Cedar Ridge	Managed	2/28/2014	―	22.0
Cedar Park, TX ("Austin")
HarborChase of Plainfield	Managed	3/28/2014	―	26.5
Plainfield, IL
Legacy Ranch Alzheimer's Special Care Center	Managed	3/28/2014	―	12.0
Midland, TX

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/18 (in millions)		Investment Amount (in millions)
The Springs Alzheimer's Special Care Center	Managed	3/28/2014	$	―	$10.9
San Angelo, TX
Isle at Watercrest - Bryan	Managed	4/21/2014		―	50.4
Bryan, TX
Isle at Watercrest - Mansfield	Managed	5/5/2014		―	31.3
Mansfield, TX ("Dallas/Fort Worth")
Watercrest at Mansfield	Managed	6/30/2014		25.2	49.0
Mansfield, TX ("Dallas/Fort Worth")
Watercrest at Katy (2)	Managed	6/27/2014		21.6	37.2
Lubbock, TX
HarborChase of Shorewood	Managed	7/8/2014		―	23.8
Shorewood, WI ("Milwaukee")
Fairfield Village of Layton	Managed	11/20/2014		―	68.0
Layton, UT ("Salt Lake City")
Fieldstone Memory Care	Managed	3/31/2015		―	12.4
Yakima, WA
Primrose III Communities
Primrose Retirement Community of Anderson	Triple-net Lease	5/29/2015		―	21.1
Anderson, IN ("Muncie")
Primrose Retirement Community of Lancaster	Triple-net Lease	5/29/2015		―	25.7
Lancaster, OH ("Columbus")
Primrose Retirement Community of Wausau	Triple-net Lease	5/29/2015		―	20.3
Wausau, WI ("Green Bay")
Superior Residences of Panama City	Managed	7/15/2015		―	20.0
Panama City Beach, FL
Southeast Seniors Housing Communities
Parc at Duluth	Managed	7/31/2015		―	52.8
Duluth, GA ("Atlanta")
Parc at Piedmont	Managed	7/31/2015		―	50.8
Marietta, GA ("Atlanta")
The Pavilion at Great Hills	Managed	7/31/2015		―	35.0
Austin, TX
The Hampton at Meadows Place	Managed	7/31/2015		―	28.4
Meadows Place, TX ("Houston")
The Beacon at Gulf Breeze	Managed	7/31/2015		―	28.0
Gulf Breeze, FL ("Pensacola")
Waterstone on Augusta	Managed	8/31/2015		18.8	26.8
Greenville, SC
Wellmore of Lexington	Triple-net Lease	9/14/2015		35.4	53.7
Lexington, SC ("Columbia")
Palmilla Senior Living	Managed	9/30/2015		26.5	47.6
Albuquerque, NM
Cedar Lake Assisted Living and Memory Care	Managed	9/30/2015		―	30.0
Lake Zurich, IL ("Chicago")
Fieldstone at Pear Orchard (4)	Managed	10/15/2015		10.8	14.3
Yakima WA
The Shores of Lake Phalen	Managed	11/10/2015		16.9	29.2
Maplewood, MN ("St. Paul")
The Dogwood Forest of Grayson	Managed	11/24/2015		16.4	25.7
Grayson, GA
Park Place Senior Living at WingHaven	Managed	12/17/2015		―	54.0
O'Fallon, MO ("St Louis")

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/18 (in millions)		Investment Amount (in millions)
Hearthside Senior Living of Collierville	Managed	12/29/2015	$	―	$17.0
Collierville, TN ("Memphis")

Unimproved Land
Albuquerque NM, Land Owner	Managed	9/7/2017		―	1.1
Albuquerque, NM
				$1,036.7	$3,013.3

_________________

FOOTNOTES:

(1)	Properties herein have been classified as held for sale as of December 31, 2018.
(2)	Property owned through a consolidated joint venture in which we hold a 90% controlling interest.
(3)	Property owned through a consolidated joint venture in which we hold a 95% controlling interest.
(4)	Property owned through a consolidated joint venture in which we hold a 75% controlling interest.

As of December 31, 2018, through an unconsolidated joint venture (“JV”), we had investments in five real estate properties.  The following tables set forth details on the property holdings of our JV:

Name	Structure	Date Acquired	Encumbrance at 12/31/18 (in millions)	Investment Amount (in millions)
Seniors Housing
Windsor Manor I Communities - 75% JV Interest
Windsor Manor of Vinton	Managed	8/31/2012	$3.0	$5.8
Vinton, IA
Windsor Manor of Webster City	Managed	8/31/2012	2.7	6.8
Webster City, IA
Windsor Manor of Nevada	Managed	8/31/2012	6.0	6.3
Nevada, IA
Windsor Manor II Communities - 75% JV Interest
Windsor Manor of Indianola	Managed	4/2/2013	5.8	5.7
Indianola, IA
Windsor Manor of Grinnell	Managed	4/2/2013	2.3	6.5
Grinnell, IA
			$19.8	$31.1

Item 3.LEGAL PROCEEDINGS

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

Item 4.MINE SAFETY DISCLOSURES

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

Our board of directors has adopted a valuation policy substantially consistent with the IPA Valuation Guideline.  The valuation process used by the Valuation Committee and the board of directors to determine the estimated NAV per share was designed to follow recommendations in the IPA Valuation Guideline and our valuation policy.

During the year ended December 31, 2018, our board of directors initiated a process to estimate the Company’s NAV per share as of December 31, 2018 (“Valuation Date”) and engaged Stanger to provide a report containing, among other things, a range for the estimated NAV per share of our common stock as of the Valuation Date (“Valuation Report”).  The engagement of Stanger was based on a number of factors including Stanger’s experience in the valuation of assets similar to those we own.  Upon receipt of the Valuation Report from Stanger, which contained, among other information, a range for the estimated NAV per share for our common stock, our Valuation Committee considered the reasonableness of the range of per share values in order to make a recommendation to our board of directors. On March 13, 2019, our board of directors accepted the recommendation of our Valuation Committee and approved an estimated 2018 NAV of $10.01, which includes deductions for estimated transaction costs.

For additional information on the determination of our estimated NAV, please refer to our Current Report on Form 8-K filed with the SEC on March 19, 2019.

Stockholder Information

As of December 31, 2018, we had 45,719 stockholders of record.  The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Redemption Plan

Our Redemption Plan, through its suspension as further discussed below, was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any liquidity event.  Proceeds from our Reinvestment Plan were the primary source of available funds for redemption requests under the Redemption Plan on a quarterly basis with additional sources for excess redemption requests determined by our board of directors in accordance with our Redemption Plan.

During the year ended December 31, 2018, we processed requests in the following order:

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

As part of moving forward with the consideration of Possible Strategic Alternatives, we suspended our Redemption Plan effective as of July 11, 2018.  During the year ended December 31, 2018, we received requests through the suspension of our Redemption Plan for the redemption of approximately $44.8 million of our common stock, which exceeded proceeds received from our Reinvestment Plan by approximately $22.8 million.  Of the excess $22.8 million in redemption requests, approximately $6.3 million of the excess redemption requests related to the quarter ended March 31, 2018 were approved by our board of directors prior to our Redemption Plan’s suspension, while the approximate $16.4 million (1.6 million shares) of remaining excess redemptions requests were placed in a redemption requests queue pursuant to our Redemption Plan.  The unsatisfied redemption requests placed in the redemption queue will remain there until such time, if at all, that our board of directors reinstates our Redemption Plan.  Unless our Redemption Plan is reinstated by our board of directors, we will not as a general matter accept or otherwise process any additional redemption requests received after July 11, 2018.  There can be no guarantee that our Redemption Plan will be reinstated by our board of directors.

With respect to a stockholder whose shares were not redeemed due to insufficient funds, the redemption request will be retained by us unless it is withdrawn by the stockholder, and such shares will be redeemed in subsequent quarters to the extent our board of directors reinstates our Redemption Plan and funds become available and before any subsequently received redemption requests are honored, subject to the priority for redemption requests listed above.  Until such time as we redeem the shares, a stockholder may withdraw its redemption request as to any remaining shares not redeemed.  Redeemed shares are considered retired and will not be reissued.

For the years ended December 31, 2018, 2017 and 2016, we received requests for the redemption of common stock under our Redemption Plan of approximately 4.4 million, 4.7 million and 3.7 million shares, respectively, of which, 2.8 million, 4.7 million and 3.7 million were approved for redemption at an average price of $10.14, $9.99 and $9.73, respectively, and for a total of approximately $28.4 million, $47.3 million and $36.2 million, respectively.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation.  We intend to continue paying distributions to our stockholders on a quarterly basis until such provisions are terminated or amended by our board of directors. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including:

•

sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, FFO and MFFO, as well as expected future long-term cash flows, FFO and MFFO;

•	the proportion of distributions paid in cash given the suspension of our Reinvestment Plan;
•	limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and
•

other factors, including but not limited to, the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

As part of executing on our strategic alternatives process, as described above in Item 1. “Business” – “Strategic Alternatives,” and selling the 70 properties we classified as held for sale, we will experience a reduction in our remaining earnings base and operating cash flows. We expect that our board of directors will adjust cash distributions in future periods to ensure the level of cash distributions are consistent with the projected reduction in our remaining earnings base and operating cash flows given the associated impact of such sales of real estate on our operating cash flows.  In addition, a portion of the net sales proceeds from the sale of properties may be used to make a special distribution to stockholders.

The table in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents total cash distributions declared and issued, including distributions reinvested in additional shares through our Reinvestment Plan, and cash flows provided by operating activities for each quarter in the years ended December 31, 2018, 2017 and 2016.

The following details our historical price per share as well as our monthly cash distributions and stock dividends per share (in thousands, except per share data):

Period	Price per Share (1)	Reinvestment Plan Price per Share		Monthly Cash Distributions	Monthly Stock Dividends
June 27, 2011 through December 10, 2013	$10.00		$9.50	$0.0333	0.0025
December 11, 2013 through November 3, 2014	$10.14		$9.64	$0.0338	0.0025
November 4, 2014 through February 11, 2016	$10.58		$10.06	$0.0353	(2)
February 12, 2016 through February 13, 2017	$9.75		$9.75	$0.0353	―
February 14, 2017 through February 12, 2018	$10.04		$10.04	$(3)	―
February 13, 2018 through March 12, 2019	$10.32		$(4)	$0.0388	―
March 13, 2019 through the date of this filing	$10.01	$	―	$0.0388	―

____________

FOOTNOTES:

(1)

Through the close of our Offerings on September 30, 2015, price per share represents the then-current primary offering price per share.  Subsequently, price per share represents the estimated NAV per share as determined by our board of directors.

(2)	We closed our Offerings on September 30, 2015 and discontinued our stock dividends concurrently. The monthly stock dividends from November 4, 2014 through September 30, 2015 were 0.0025 per share.
(3)	In September 2017, our board of directors approved an increase in our monthly cash distribution, from $0.03527 to $0.0388 per share, effective for the third quarter of 2017.
(4)	Effective July 11, 2018, we suspended our Reinvestment Plan. From February 13, 2018 through July 11, 2018, our Reinvestment Plan price per share was $10.32.

The tax composition of our distributions declared for years ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
Ordinary income	0.0%	0.0%	21.5%
Capital gain	0.0%	0.0%	14.4%
Unrecaptured Sec. 1250 gain	0.0%	0.0%	1.2%
Return of capital	100.0%	100.0%	62.9%

Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2018 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2019.   In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated E&P are treated as a return of capital to the stockholders.  E&P is a statutory calculation which is derived from net income and determined in accordance with the Code.  It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders. No amounts distributed to stockholders for the years ended December 31, 2018, 2017 and 2016 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Unregistered Sales of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Secondary Sales of Registered Shares between Investors

During years ended December 31, 2018, 2017 and 2016, there were approximately 192,000 shares, 26,000 and 11,000 shares transferred between investors, respectively, at an average sales price per share of approximately $7.60, $8.25 and $9.33, respectively.  We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 6.SELECTED FINANCIAL DATA

The following selected financial data for the Company should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Operating Data:
Total revenues	$311,594	$284,707	$265,199	$209,535	$145,437
Operating income (loss)	23,989	8,591	7,155	(26,099)	(20,883)
Loss from continuing operations	(20,742)	(18,539)	(24,835)	(53,150)	(41,429)
Loss from continuing operations per share	(0.12)	(0.11)	(0.14)	(0.35)	(0.48)
Weighted average shares outstanding (basic and diluted) (1)	174,247	175,151	175,121	153,804	85,710
Cash distributions declared and paid (2)	81,064	77,732	74,008	63,201	31,919
Cash distributions declared and paid per share	0.47	0.44	0.42	0.41	0.37
Cash provided by operating activities	67,260	75,246	74,531	43,517	19,272
Cash used in investing activities	(14,382)	(64,545)	(99,443)	(951,227)	(917,744)
Cash (used in) provided by financing activities	(62,068)	(7,248)	16,941	884,811	953,532

Other Data:
FFO (3)	72,462	82,247	76,560	44,059	10,797
FFO per share	0.42	0.47	0.44	0.29	0.13
MFFO (3)	71,062	82,446	74,008	63,484	32,017
MFFO per share	0.41	0.47	0.42	0.41	0.37

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash	$57,109	$64,522	$58,517	$68,922	$91,355
Total assets	2,705,887	2,793,541	2,827,692	2,831,169	1,977,209
Total indebtedness	1,704,584	1,662,219	1,578,712	1,488,109	1,048,158
Total liabilities	1,763,961	1,740,881	1,672,875	1,572,067	1,105,049
Redeemable noncontrolling interest	579	425	472	551	568
Total equity	941,926	1,052,660	1,154,817	1,259,102	872,160

_____________

FOOTNOTES:

(1)

For purposes of determining the weighted average number of shares of common stock outstanding, stock dividends are treated as if they were outstanding as of the beginning of each period presented.  For the years ended December 31, 2015 and 2014, we declared and paid stock dividends of approximately 3.2 million and 2.4 million shares of common stock, respectively. We closed our Offerings on September 30, 2015 and discontinued our stock dividends concurrently. The issuance of common shares to the recipients is non-taxable.

(2)

For the years ended December 31, 2018, 2017, 2016, 2015 and 2014, our net loss attributable to common stockholders was approximately $25.1 million, $26.0 million, $31.7 million, $68.1 million and $52.5 million, respectively, while cash distributions declared were approximately $81.1 million, $77.7 million, $74.0 million, $63.2 million and $31.9 million, respectively, and total distributions declared were approximately $81.1 million, $77.7 million, $74.0 million, $97.0 million and $56.1 million, respectively.  For the years ended December 31, 2018, 2017, 2016, 2015 and 2014, approximately 83.0%, 91%, 94%, 69% and 60%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 17.0%, 9%, 6%, 31% and 40%, respectively, were considered to be funded with Other Sources.  For the years ended December 31, 2018, 2017, 2016, 2015 and 2014, approximately 83.0%, 91%, 94%, 45% and 34%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 17.0%, 9%, 6%, 55% and 66% respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

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

For additional disclosures relating to FFO and MFFO, including a reconciliation of net loss to FFO and MFFO, for the years ended December 31, 2018, 2017 and 2016 refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” and for the years ended December 31, 2015 and 2014 refer to our Form 10-K filed on March 16, 2016.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Maryland corporation that incorporated on June 8, 2010.  We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2012 and our intention is to be organized and operate in a manner that allows us to remain qualified as a REIT for federal income tax purposes. Substantially all of our assets are held by, and all operations are conducted, either directly or indirectly, through: (1) the Operating Partnership in which we are the sole limited partner and our wholly owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly owned TRS, CHP TRS Holding, Inc.; (3) property owner subsidiaries and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

We are externally managed and advised by our Advisor, CNL Healthcare Corp.  Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing acquisitions (through the completion of our acquisition phase in 2016) and dispositions on our behalf pursuant to an advisory agreement.  In April 2018, we extended the advisory agreement through June 2019.  For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data” – Note 11. “Related Party Arrangements.”

Our healthcare investment portfolio is geographically diversified with properties in 34 states.  As of December 31, 2018, our healthcare investment portfolio, including the 70 properties classified as held for sale, consisted of interests in 142 properties, including 72 seniors housing properties, 53 MOBs, 12 post-acute care facilities and five acute care hospitals. For a description of the individual properties included in our healthcare investment portfolio, including the location, date acquired, and amount invested, as of December 31, 2018, see Item 2.  “Properties.”

On September 30, 2015, we completed our Offerings pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the SEC. Through the close of our Offerings, we received aggregate subscription proceeds of approximately $1.7 billion.  In October 2015, we deregistered the unsold shares of our common stock under our previous registration statement on Form S-11, except for 20 million shares that we concurrently registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through our Reinvestment Plan.  As part of moving forward with the consideration of Possible Strategic Alternatives, as described below under “Strategic Alternatives,” effective July 11, 2018, we suspended the Reinvestment Plan and, effective with the suspension of our Reinvestment Plan, stockholders who were participants in our Reinvestment Plan now receive cash distributions instead of additional shares of our common stock.

Strategic Alternatives

We completed our acquisition phase in 2016.  In 2017, we began evaluating strategic alternatives to provide liquidity to the Company’s stockholders.  In April 2018, our board of directors formed a Special Committee to consider Possible Strategic Alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiary’s common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third-party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company.  HFF Securities L.P. and KeyBanc Capital Markets Inc. serve as financial advisors to the Special Committee in connection with exploring our Possible Strategic Alternatives.

In connection with our consideration of the Possible Strategic Alternatives, we suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018.  Moreover, in September 2018, our board of directors committed to a plan to sell our MOB/Healthcare Portfolio that includes a total of 63 properties consisting of 53 MOBs, five post-acute care facilities and five acute care hospitals across the US, and accordingly the MOB/Healthcare Portfolio has been classified as held for sale and the corresponding operations were classified as discontinued operations because the sale of these properties represented a strategic shift in our operations.

In December 2018, we entered into the MOB Sale Agreement with a subsidiary of Welltower Inc. (NYSE: WELL) for the MOB Sale, consisting of 55 properties within our MOB/Healthcare Portfolio, for a gross sales price of $1.25 billion, subject to certain pro-rations and other adjustments as described in the MOB Sale Agreement.  The parties anticipate that the closing of the MOB Sale will occur in the first half of 2019, subject to customary closing conditions, governmental and other third-party consents.  There can be no assurance that the closing conditions will be satisfied or that the MOB Sale will be consummated.  To date, approximately $76 million has been placed by the buyer in escrow, which is non-refundable, except for a seller breach or default under the MOB Sale Agreement, and will be applied to the purchase price at closing.

In December 2018, we also committed to a plan to sell our Welbrook Senior Living Grand Junction property, our skilled nursing facility in Grand Junction, Colorado.  We had also previously committed to a plan to sell our six skilled nursing facilities in Arkansas.    As of December 31, 2018, we had classified a total of 70 properties as held for sale, for which the operations of the 63 properties comprising our MOB/Healthcare Portfolio were classified as discontinued operations as described above.

In March 2019, we entered into the IRF Sale Agreement with subsidiaries of Global Medical REIT Inc. (NYSE: GMRE) related to the IRF Sale, consisting of four post-acute care properties within our MOB/Healthcare Portfolio, for a gross sales price of $94 million, subject to certain pro-rations and other adjustments as described in the IRF Sale Agreement.  The parties anticipate that the closing of the IRF Sale will occur in the first half of 2019, subject to customary closing conditions, governmental and other third-party consents.  There can be no assurance that the closing conditions will be satisfied or that the IRF Sale will be consummated.  To date, approximately $1.5 million has been placed by the buyer in escrow, which is non-refundable, except for a seller breach or default under the IRF Sale Agreement, and will be applied to the purchase price at closing.

During 2019, we intend to continue executing on our plan to sell the remaining 11 properties that we had classified as held for sale as of December 31, 2018.  Our board of directors will determine the appropriate use of any net proceeds resulting from the MOB Sale and the IRF Sale, which may include: (i) the retirement of indebtedness, including the pay down of our Credit Facilities; (ii) a special distribution to stockholders; (iii) strategic capital expenditures to enhance certain of our remaining properties and/or (iv) retaining a portion of the proceeds for other corporate purposes.

Portfolio Trends

We believe that health and medical care will continue to grow rapidly and steadily for two basic reasons—it is an essential human service for an aging demographic and it is heavily supported by the government. These factors may result in healthcare-related property investments potentially experiencing less economic volatility than other sectors.

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

The Aging of America. Most recent US Census Bureau projections (as of September 2018) estimate that by 2060, 94 million Americans, or 23.4% of the U.S. population, will be 65 years or older, compared to 15.2% of the population in 2016, an anticipated increase of 92% in the senior population between 2016 and 2060. The graph below depicts the projected increase in the size of the senior population in the U.S. over time based upon national population projections by the U.S. Census Bureau:

Source: US Census Bureau, September 2018

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

Rising Healthcare Expenditures. The rise in the aging population, the expansion of U.S. healthcare insurance coverage through Medicare or other means, and medical technology innovations contribute to increasing healthcare expenditures. National healthcare spending is projected to grow 1.5 percentage points faster than Gross Domestic Product (GDP) per year over the 2017-26 period; as a result, the healthcare spending share of GDP is expected to rise from 17.9 percent in 2017 to 20.4 percent by 2026.

The following graph depicts the projected rise in the national healthcare expenditures in the U.S. between 2000 and 2025:

Source: 1-“National Health Expenditure Projections 2017-2026,” The Centers for Medicare & Medicaid Services, Office of the Actuary, National Health Statistics Group. 2-GDP Projections from “Budget and Economic Outlook: 2019-2029”, Congressional Budget Office, January 2019.

As Americans age, they spend more on healthcare. The following graph depicts the increase in average annual per capita spending by Americans on healthcare as they age.

Source: “Health Expenditures by Age and Gender,” The Centers for Medicare & Medicaid Services, 2012.

Seniors Housing and Post-Acute Care Supply and Demand

Demographics and Existing Units. According to a National Center for Health Statistics report entitled “Health: United States, 2017” dated 2018, individuals who are 65 years old in 2016 can expect to live, on average, an additional 19.4 years, up from an average of 13.9 additional years for those aged 65 in 1950 – a net gain of 5.5 years. Americans 65 years and older have longer life expectancies than the elderly did in the past and will therefore need additional housing options to accommodate their special needs as they age. Demand for seniors housing options is projected to outpace the existing supply of seniors housing units. According to the ASHA Special Issue Brief:

According to A Projection of Demand for Market Rate U.S. Seniors Housing 2015–2040, American Seniors Housing Association, Winter 2016, the projected annual demand growth for seniors housing will increase as “baby boomers” pass the over-75 age-threshold after 2020, increasing from the level of 25,000 units per year from 2015 to 2020 to a demand of 92,000 units per year from 2025 to 2030. The ASHA Special Issue Brief projects that approximately 1.8 million senior living units need to be constructed by 2040 to accommodate aging Americans at the same market penetration rate encountered today.

Source: A Projection of Demand for Market Rate U.S. Seniors Housing 2015–2040, American Seniors Housing Association, Winter 2016.

The supply growth of certain seniors housing asset classes over the last decade declined following a boom in seniors housing development in the 1990’s. Since 2008, there has been modest growth in the total national inventory of seniors housing units according to National Investment Center for Seniors Housing & Care (“NIC”) data, with a compound annual growth rate of 2.28% for seniors housing facilities as of the end of 2018. However, the number of new seniors housing units under construction is increasing.  Over this time period, muted supply growth has helped rental levels recover and occupancy improve despite a modest economic recovery. The following graph depicts seniors housing supply-demand trends for independent living and assisted living combined:

Source: National Investment Center for Seniors Housing & Care, NIC MAP Property Trend, Q4-2018

According to data from the NIC for the fourth quarter of 2018, overall seniors housing occupancy in the top 100 metropolitan statistical areas (“MSAs”) was 87.9%. In 2018, inventory of seniors housing units grew by 29,287 units. This growth in inventory during 2018 has contributed to a decline in overall occupancy by 0.6 percentage points from year end 2017. We believe seniors housing development will remain at an acceptable level given the growth in aging demographics, and that sufficient demand exists to absorb the new development units over time.

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

Source: Hebert LE, Weuve J, Scherr PA, Evans DA. Alzheimer disease in the United States (2010-2050) estimated using the 2010 Census. .

According to a National Center for Health Statistics Data Brief dated November 2013, in 2010 approximately 42% of individuals living in residential care communities had Alzheimer’s disease or other forms of dementia. We believe that the projected rise in the incidence of Alzheimer’s disease creates a need for seniors housing options that address the specialized needs of Alzheimer’s and other dementia patients and their families, which often cannot be addressed in a traditional home setting.

Stronger U.S. Housing Market. As the broader economy recovers and the U.S. residential real estate market strengthens, it is widely believed that the demand for seniors housing will continue to grow as the “baby boomer” generation reaches retirement and transitions to active adult communities and other seniors housing facilities. Seniors often sell their homes and use the proceeds to pay rent in private-pay retirement communities creating a strong correlation between seniors housing demand and home prices.  According to data from a December 2016 report from the Joint Center for Housing Studies of Harvard University (“Joint Center Report”), the number of households headed by seniors will increase more than 65% over the next two decades growing to one-third of all households in the US from one quarter of all households in 2015. As the senior population ages into their late 70s and this segment of the population grows, they tend to seek more accessible and convenient living options.  The Joint Center Report states the sheer growth in the older population will mean the number of renter households will expand from 6 to more than 11 million households over the next two decades. Overall, the share of renters will increase slightly, from 21 percent of older households in 2015 to 23 percent in 2035.

Seniors Housing Asset Classes

Based on the above fundamentals and perceived trends, we invested in or developed the following classes of seniors housing properties:

Seniors Housing Communities

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

Medical Office Buildings, Acute Care, and Post-Acute Care Property Asset Classes

Based on the increased numbers of insured Americans, increased healthcare visits by a growing, aging U.S. population and an evolving U.S. healthcare model driving a need for additional healthcare properties, we also invested in the following classes of medical office buildings, acute care properties and other healthcare-related properties.  During 2018, we decided to sell these asset classes as part of pursuing strategic alternatives to provide liquidity to shareholders as described above under “Strategic Alternatives.”

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

Liquidity and Capital Resources

General

Our primary source of capital includes proceeds from collateralized or uncollateralized financings from banks or other lenders, other assets and undistributed operating cash flows, and as part of executing on strategic alternatives during 2019, as described above under “Strategic Alternatives,” will also include proceeds from the sale of properties. Our primary use of capital includes the payment of distributions, payment of operating expenses, redemption of shares (through the suspension of our Redemption Plan in July 2018), funding capital improvements to, and expansions of, existing properties and payment of debt service.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures or cover periodic shortfalls between distributions paid and cash flows from operating activities.  As of December 31, 2018, we have approximately $14.7 million of undrawn availability under our Revolving Credit Facility.

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

Our cash flows from operating and investing activities described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations.  The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Sources of Liquidity and Capital Resources

Reinvestment Plan

For the years ended December 31, 2018, 2017 and 2016, we received proceeds from our Reinvestment Plan of approximately $22.0 million, $43.2 million and $42.6 million respectively.  In June 2018, in light of our decision to proceed with the exploration of strategic alternatives as discussed above under “Strategic Alternatives,” we suspended our Reinvestment Plan.  Effective with the suspension of the Reinvestment Plan, stockholders who were participants in the Reinvestment Plan now receive cash distributions instead of additional shares of our common stock.

Borrowings

During the years ended December 31, 2018, 2017 and 2016, we borrowed proceeds of approximately $167.9 million, $218.3 million and $262.7 million, respectively, before repayments on the Revolving Credit Facility of $59.9 million, $64.9 million and $120.3 million, respectively.  We have borrowed money to fund real estate development and intend to continue borrowing money, to a lesser extent, to fund other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities.  Our principal demand for funds is expected to be for the payment of debt service on our outstanding indebtedness and the payment of distributions.  Generally, we expect to meet short-term working capital needs from our cash flows from operations.

On an ongoing basis, we monitor our debt maturities, engage in dialogues with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy. During the year ended December 31, 2018, we completed refinancings, repayments and/or extensions totaling approximately $443.1 million of debt obligations, of which approximately $231.5 million and approximately $211.6 million were scheduled to mature in 2018 and 2019, respectively.  Refer to “Uses of Liquidity and Capital Resources – Debt Repayments” for additional information.

In December 2014, we entered into a $230 million Revolving Credit Facility and a $175 million senior unsecured term loan facility (“First Term Loan Facility”).  Pursuant to the associated credit agreement, we have the ability to increase our borrowing capacity to $700 million under the accordion feature of the credit agreement.  To date, we have exercised this accordion feature and increased our borrowing capacity to $445 million.  In addition, in December 2018, we exercised our second and final 12-month extension option on the Revolving Credit Facility resulting in the term ending December 2019.  In February 2019, we exercised our final 12-month extension option on the First Term Loan Facility resulting in the term ending in February 2020, which represented an additional extension of approximately $175 million of debt obligations originally maturing in 2019.

In November 2015, we entered into a $250 million senior unsecured term loan facility (“Second Term Loan Facility” and, collectively with the Revolving Credit Facility and First Term Loan Facility, “Credit Facilities”).  The Second Term Loan Facility has an initial term through November 2020 and we have the ability to increase our borrowing capacity to $350 million under its accordion feature.  To date, we have exercised this accordion feature and increased our borrowing capacity to $275 million.

The following table provides details of our indebtedness as of December 31, 2018 and 2017, including indebtedness related to assets held for sale (in thousands):

	As of December 31,
	2018	2017
Mortgages payable and other notes payable:
Fixed rate debt	$398,684	$409,607
Variable rate debt (1) (2)	637,983	629,160
Mortgages and other notes payable (3)	1,036,667	1,038,767
Premium (discount), net (4)	69	102
Loan costs, net	(5,294)	(6,716)
Total mortgages and other notes payable, net	1,031,442	1,032,153
Credit facilities:
Revolving Credit Facility (1) (2) (5)	224,125	182,000
First Term Loan Facility (1)	175,000	175,000
Second Term Loan Facility (1) (2)	275,000	275,000
Loan costs, net related to Term Loan Facilities	(983)	(1,934)
Total credit facilities, net	673,142	630,066
Total indebtedness	$1,704,584	$1,662,219

________________

FOOTNOTES:

(1)

As of December 31, 2018 and 2017, we had entered into interest rate swaps with notional amounts of approximately $379.3 million and $506.4 million, respectively, which were settling on a monthly basis. Refer to Item 8. “Financial Statements and Supplementary Data” — Note 12. “Derivative Financial Instruments” for additional information.

(2)

As of December 31, 2018 and 2017, we had entered into interest rate caps with notional amounts of approximately $636.2 million and $527.0 million, respectively. In addition, as of December 31, 2018 we had entered into interest rate caps with forward effective dates with notional amounts of approximately $175.0 million in order to hedge our exposure to interest rate changes in future periods. Refer to Item 8. “Financial Statements and Supplementary Data” — Note 12. “Derivative Financial Instruments” for additional information.

(3)

As of December 31, 2018 and 2017, our mortgages and other notes payable are collateralized by 71 and 76 properties, respectively, with total carrying values of approximately $1.5 billion and $1.6 billion, respectively.

(4)	Premium (discount), net is reflective of us recording mortgage note payables assumed at fair value on the respective acquisition date.
(5)

As of December 31, 2018 and 2017, we had undrawn availability under the Revolving Credit Facility of approximately $14.7 million and $28.4 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the Credit Facilities.

The following is a schedule of future principal payments and maturity for our total indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2018 (in thousands):

2019	$580,714
2020	444,406
2021	53,876
2022	374,266
2023	246,414
Thereafter	11,185
$1,710,861

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis.  As of December 31, 2018 and 2017, we had an aggregate debt leverage ratio of approximately 54.9% and 53.5%, respectively, of the aggregate carrying value of our assets. As described above under “Strategic Alternatives,” we have committed to a plan to sell a total of 70 properties and intend to use a portion of the net sales proceeds to pay off indebtedness related to those properties and to pay down a portion of the amounts outstanding on our mortgages and notes payable and our Credit Facilities.

Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc.  The loan agreements also contain customary events of default and remedies for the lenders.  The borrowers are normally direct or indirect subsidiaries of our Operating Partnership.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage and (viii) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum debt service coverage ratio, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain our REIT status.  As of December 31, 2018, we were in compliance with all financial covenants.

See “Off-Balance Sheet Arrangements” below for a description of the borrowings of our unconsolidated entities.

Proceeds from Sale of Real Estate

In November 2016, we completed the sale of Dogwood Forest of Acworth and received sales proceeds of approximately $33.6 million, which were used to pay down the Revolving Credit Facility, as this property was included in the unencumbered pool of assets supporting our availability thereunder, and to fund cash distributions for the year ended December 31, 2016.

In May 2018, we completed the sale of Physicians Regional Medical Center – Central Wing (“Physicians Regional”) and received net sales proceeds of approximately $5.8 million, which were used to pay down the related mortgage loan.

In December 2018, we signed the MOB Sale Agreement related to the MOB Sale, consisting of 55 properties within our MOB/Healthcare Portfolio. In connection with the MOB Sale, total deposits of approximately $76 million were placed by the buyer in escrow, which is non-refundable as of January 2019, except for a seller breach or default under the MOB Sale Agreement, and will be applied to the purchase price at closing.

In March 2019, we entered into the IRF Sale Agreement relate to the IRF Sale, consisting of four properties within our MOB/Healthcare Portfolio.  In connection with the IRF Sale, approximately $1.5 million was placed by the buyer in escrow, which is non-refundable as of March 2019, except for a seller breach or default under the IRF Sale Agreement, and will be applied to the purchase price at closing.

Our board of directors will determine the appropriate use of any net proceeds resulting from the MOB Sale and IRF Sale, which may include: (i) the retirement of indebtedness, including partial pay down of mortgages and notes payable and our Credit Facilities; (ii) a special distribution to stockholders; (iii) strategic capital expenditures to enhance certain of our remaining properties and/or (iv) retaining a portion for other corporate purposes.

Distributions from Unconsolidated Entities

As of December 31, 2018, we had an investment in five unconsolidated properties through an unconsolidated joint venture.  Pursuant to the joint venture agreement, we are entitled to receive quarterly preferred cash distributions to the extent there is cash available to distribute.  These distributions are generally received within 45 days after each quarter end.  For the years ended December 31, 2018, 2017 and 2016, we received approximately $0.8 million, $0.7 million and $0.7 million of operating distributions from our investment in these unconsolidated entities, respectively.  In addition, we received capital distributions during the year ended December 31, 2018 of approximately $0.5 million, which resulted from the release of an escrow holdback created in connection with the acquisition of one of the joint venture’s properties.

Net Cash Provided by Operating Activities – Continuing Operations

We experienced positive cash flows from operating activities related to continuing operations for the years ended December 31, 2018, 2017 and 2016 of approximately $38.7 million, $41.2 million and $42.5 million, respectively.  The change in cash flows from operating activities for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily the result of the following:

•

a decrease in cash flows due to higher interest expense paid resulting from higher interest rates for the year ended December 31, 2018, as compared to the year ended December 31, 2017, as well as higher average debt outstanding;

•	a decrease resulting from unfavorable changes in operating assets and liabilities across periods;
•

a decrease in cash flows due to higher general and administrative expenses for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily reflective of additional expenses related to the evaluation of Possible Strategic Alternatives; and

•

a decrease in cash flows due to higher asset management fees for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as the result of the completion of four development properties and two expansion projects subsequent to January 1, 2017;

•

offset by increased net operating income (“NOI”) as a result of the improved performance of our value-add  properties and completion of four development properties and two expansion projects after January 1, 2017 coupled with a decrease in property management fees paid to the Property Manager as a result of the property management agreement not being renewed and expiring in June 2018; and

•

a decrease in lease incentives paid in connection with the build-out of space for certain tenants entering into new leases or extending existing leases for which we paid approximately $12,000 during the year ended December 31, 2018, as compared to approximately $3.0 million during the year ended December 31, 2017.

Expense Support Agreements

In February 2017, our board of directors approved the fourth amended and restated expense support agreement with our Advisor that became effective January 1, 2017.  These amendments limit the annual expense support amount, in the aggregate, to an annualized four percent of the weighted average of our then-current estimated NAV per share and change the calculation to exclude the impact of completed development properties for a specified period of time after the property is placed into service (as defined in the agreement).  This amendment, along with the original agreement and previous amendments, governs the fees and expenses charged by our Advisor to the Company.

Under the terms of the expense support agreement, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreement, we will issue, within 90 days following the determination date, a number of shares of forfeitable restricted common stock (“Restricted Stock”) equal to the quotient of the expense support amounts provided by our Advisor for the preceding calendar year divided by our then-current NAV per share of common stock.  The terms of the expense support agreement automatically renew for consecutive one year periods, subject to the right of our Advisor to terminate upon 30 days’ written notice.  For the year ended December 31, 2016, our cash from operating activities were positively impacted by approximately $2.9 million of reductions in asset management fees resulting from the annual expense support settled in accordance with the terms of the expense support agreement.   We did not recognize any expense support for the years ended December 31, 2018 and 2017. Refer to Item 8. “Financial Statements and Supplementary Data” — Note 11. “Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Lease Incentives

During the years ended December 31, 2018, 2017 and 2016, we paid approximately $12,000, $3.0 million, and $40,000, respectively, of costs on behalf of our tenants as lease incentives in connection with the build-out of space for certain tenants entering into new leases or extending existing leases.  Lease incentives are capitalized as deferred rent and amortized as straight-line rent over the respective lease terms.  While we expect the impact of these lease incentives to adversely impact our cash flows from operations in the near term, we anticipate that the new leasing activity will contribute to same-store NOI growth in future periods and that the extension of existing lease terms could increase the value of our properties.

Acquisitions

While we substantially completed our acquisition phase during 2016, we acquired a five-acre parcel of unimproved land adjacent to one of our existing operating properties for approximately $1.1 million, including closing costs, during the year ended December 31, 2017.  We did not acquire any properties during 2018.

Development Properties

In connection with our developments and expansion projects, we funded approximately $1.7 million, $47.9 million and $95.1 million in development costs during the years ended December 31, 2018, 2017 and 2016, respectively.  We expect to fund approximately $0.3 million of accrued development costs related to developer holdback fees on our completed developments in future periods.

As a result of our completed seniors housing developments continuing to lease-up towards and/or achieving stabilization, we continue to monitor these properties to determine whether the established performance metrics of their respective promoted interest agreements have been met.  During the year ended December 31, 2018, we paid an approximate $1.0 million distribution to the holder of a promoted interest related to the HarborChase of Villages Crossing development. During the year ended December 31, 2017, we paid an approximate $2.0 million distribution to the holder of a promoted interest related to the Dogwood Forest of Acworth development. During the year ended December 31, 2016, we paid total distributions of approximately $4.7 million to the holders of a promoted interest related to the Dogwood Forest of Acworth and Wellmore of Tega Cay developments consisting of approximately $1.9 million and $2.8 million, respectively.

We expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties to the extent the established performance metrics are met.  We have accrued approximately $0.4 million related to Dogwood Forest of Grayson as the property’s performance metric was met during the year ended December 31, 2018.  We continue to negotiate the promoted interest amount due to the developer, but expect to settle on an agreed-upon amount during 2019.  No other performance metrics were met or probable of being met during the year ended December 31, 2018.

Capital Expenditures

We paid approximately $9.8 million, $8.5 million and $5.4 million in capital expenditures during the years ended December 31, 2018, 2017 and 2016, respectively.

Debt Repayments

During the year ended December 31, 2018, we paid approximately $127.9 million of total repayments which was comprised of $59.9 million in repayments on our Revolving Credit Facility, approximately $24.3 million in repayments on our mortgage loans for Watrecrest at Katy, Physicians Regional and HaborChase of Shorewood prior to their scheduled maturities, approximately $24.9 million in repayments on our mortgage loan for Calvert Medical Office Properties that matured in August 2018, as well as approximately $18.8 million in scheduled repayments on our mortgages and other notes payable. During the year ended December 31, 2017, we paid approximately $136.4 million of total repayments which was comprised of $64.9 million in repayments on our Revolving Credit Facility, $49.6 million in repayments on our mortgage loans for Knoxville Medical Office Properties and the Claremont Medical Office property prior to their scheduled maturities and $21.9 million of scheduled repayments on our mortgages and other notes payable.  During the year ended December 31, 2016, we paid approximately $174.5 million of total repayments which was comprised of $120.3 million in repayments on our Revolving Credit Facility, $34.4 million in repayments on our mortgage loans for the Wellmore of Tega Cay Property and Raider Ranch Community, prior to the scheduled maturities, and $19.8 million of scheduled repayments.

During the year ended December 31, 2018, we completed refinancings and/or extensions for obligations with original maturity dates in 2018 and for some with original maturity dates in 2019 totaling approximately $403.3 million, which were primarily comprised of the following transactions:

•

In May 2018, we refinanced approximately $57.6 million of borrowings related to our Memorial Hermann Orthopedic & Spine Hospital (“MHOSH”) and MHOSH MOB in Houston, Texas, which was scheduled to mature in June 2019.  This mortgage loan has a term of 60 months, an interest rate equal to 30-day London International Bank Offer Rate (“LIBOR”) plus 2.20% per annum, monthly interest only payments for the first 24 months and monthly principal and interest payments for the remaining term of the combined loan using a 30-year amortization payment with the remaining principal balance due upon maturity.  The previous loan balance totaled approximately $46.7 million and had an interest rate equal to 90-day LIBOR plus 2.85%.

•

In June 2018, we refinanced approximately $175.0 million of borrowings related to our Southeast Medical Office Properties in North Carolina, Georgia and Tennessee, which was scheduled to mature in December 2019.  These refinanced mortgage loans have a term of 60 months, an interest rate equal to the 30-day LIBOR plus 2.00% per annum, monthly interest only payments for the first 30 months and principal and interest payments for the remaining term of the combined loans using a 30-year amortization payment with the remaining principal balance due upon maturity.  The previous loan balance totaled approximately $147.2 million and had an interest rate equal to 30-day LIBOR plus 2.00%.

•

In July 2018, we extended our mortgage loan related to the Lee Hughes Medical Office Building of approximately $17.3 million for 18 months. The loan was scheduled to mature in 2018 and will now mature in 2020.  We will continue to make the monthly principal and interest payments as outlined in the loan agreement.

•

In October 2018, we exercised our 12-month extension option related to Northwest Medical Park’s then-current mortgage loan of approximately $6.6 million.  The loan was scheduled to mature in 2018 and will now mature in 2019.  We will continue to make the monthly principal and interest payments as outlined in the loan agreement.

•

In December 2018, we exercised our second 12-month extension option on the Revolving Credit Facility’s then-current outstanding balance of approximately $219.0 million. The Revolving Credit Facility was scheduled to mature in December 2018 and will now mature in December 2019.

As of December 31, 2018, we have approximately $580.7 million of debt obligations, including liabilities associated with assets held for sale, coming due in 2019, of which approximately $399.1 million relates to the combination of our Revolving Credit Facility and First Term Loan Facility.  In February 2019, we exercised our final 12-month extension option on our $175 million First Term Loan Facility resulting in the term ending in February 2020. As part of executing on strategic alternatives, as described above under “Strategic Alternatives,” we entered into the MOB Sale Agreement to sell 55 properties within our MOB/Healthcare Portfolio and the IRF Sale Agreement to sell four properties within our MOB/Healthcare Portfolio.  We anticipate using a portion of the net sales proceeds to pay down a portion of indebtedness related to our mortgages and notes payable and our Credit Facilities.  In anticipation of paying down a portion of this indebtedness, we have begun to actively negotiate with our lenders on a long-term refinancing of our Credit Facilities as well as explore various other financing scenarios including, but not limited to, the following: (1) using proceeds from the sale of real estate in order to repay certain debt obligations coming due, and/or (2) obtaining proceeds from other sources; such as from cash flows provided by financing activities, a component of which could include borrowings, whether collateralized by our properties or unsecured.

Common Stock Redemptions

Our Redemption Plan, through its suspension in July 2018, was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any liquidity event.  Proceeds from our Reinvestment Plan were the primary source of available funds for redemption requests under our Redemption Plan on a quarterly basis with additional sources for excess redemption requests determined by our board of directors in accordance with our Redemption Plan.

During the year ended December 31, 2018, we received requests through the suspension of the Redemption Plan for the redemption of approximately $44.8 million of our common stock, which exceeded proceeds received from our Reinvestment Plan by approximately $22.8 million.  Of the excess $22.8 million in redemption requests, approximately $6.3 million of the excess redemption requests related to the quarter ended March 31, 2018 were approved by our board of directors prior to our Redemption Plan’s suspension, effective July 2018, while the approximate $16.4 million of remaining excess redemptions requests were placed in a redemption requests queue pursuant to our Redemption Plan.  The unsatisfied redemption requests placed in the redemption queue will remain there until such time, if at all, that our board of directors reinstates our Redemption Plan.  Unless our Redemption Plan is reinstated by our board of directors, we will not as a general matter accept or otherwise process any additional redemption requests received after July 11, 2018.  There can be no guarantee that our Redemption Plan will be reinstated by our board of directors. Refer to Item 5.  “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Redemption Plan” for additional information related to these redemption requests as well as the priority utilized for our 2018 redemptions. During the year ended December 31, 2017, we received redemption requests for the redemption of common stock of approximately $57.7 million of which approximately $46.0 million was paid and approximately $11.7 million was payable as of December 31, 2017.  During the year ended December 31, 2016, we received redemption requests for the redemption of common stock of approximately $39.0 million of which approximately $28.6 million was paid and approximately $10.4 million was payable as of December 31, 2016.

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Cash Distributions Declared (2)	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Cash Flows Provided by Operating Activities (3)
2018 Quarters
First	$0.11639	$20,324	$11,078	$9,246	$17,787
Second	0.11639	20,247	10,935	9,312	16,285
Third	0.11639	20,247	―	20,247	18,446
Fourth	0.11639	20,246	―	20,246	14,742
Total	$0.46556	$81,064	$22,013	$59,051	$67,260

2017 Quarters
First	$0.10581	$18,525	$10,412	$8,113	$18,667
Second	0.10581	18,515	10,305	8,210	22,815
Third	0.11639	20,363	11,271	9,092	15,460
Fourth	0.11639	20,329	11,232	9,097	18,304
Total	$0.44440	$77,732	$43,220	$34,512	$75,246

2016 Quarters
First	$0.10581	$18,454	$10,725	$7,729	$16,008
Second	0.10581	18,538	10,658	7,880	18,741
Third	0.10581	18,496	10,607	7,889	23,362
Fourth	0.10581	18,520	10,564	7,956	16,420
Total	$0.42324	$74,008	$42,554	$31,454	$74,531

____________

FOOTNOTES:

(1)

Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan.  In July 2018, we suspended our Reinvestment Plan. Effective with the suspension of our Reinvestment Plan, stockholders who were participants in the Reinvestment Plan now receive cash distributions instead of additional shares of our common stock.

(2)

For the years ended December 31, 2018, 2017 and 2016, our net loss attributable to common stockholders was approximately $25.1 million, $26.0 million and $31.7 million, respectively, while cash distributions declared were approximately $81.1 million, $77.7 million and $74.0 million, respectively. For the years ended December 31, 2018, 2017 and 2016, approximately 83.0%, 91% and 94%, respectively, of cash distributions declared to stockholders were considered to be funded with cash flows provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 17.0%, 9% and 6%, respectively, were considered to be funded with Other Sources.  The aforementioned percentages do not take into account any periodic surplus in quarterly cash flows provided by operating activities and therefore may not be indicative of the annual coverage percentages for the years ended December 31, 2018, 2017 and 2016.

(3)

Amounts herein include cash flows from discontinued operations.  Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions. GAAP requires the payment of certain items (most notably, lease incentives, acquisition fees and costs related to business combinations, and financing coordination fees) to be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. For example, for the years ended December 31, 2018, 2017 and 2016, we paid approximately $5.0 million, $7.6 million and $5.4 million, respectively, of lease incentives.  Additionally, for the year ended December 31, 2016, we expensed approximately $1.0 million in acquisition fees and expenses. There were no acquisition expenses incurred during the years ended December 31, 2018 and 2017. In addition, for the years ended December 31, 2018 and 2017, we expensed approximately $2.3 million and $2.7 million in financing coordination fees, respectively.  There were no financing coordination fees for the year ended December 31, 2016.

Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities -  Distributions” for additional information regarding our monthly cash distributions as well as the tax composition of our distributions.

Results of Operations

We are not aware of any material trends or uncertainties, favorable or unfavorable that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors.”

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Fiscal year ended December 31, 2018 as compared to the fiscal year ended December 31, 2017

As of December 31, 2018, excluding properties classified as discontinued operations, unconsolidated investments and unimproved land, we owned 73 consolidated operating investment properties and our portfolio consisted of units operated under management agreements with third-party operators and approximately 2.0 million rentable square feet that was 100.0% leased to third-party tenants.

	Investment count
	as of December 31,
Consolidated operating investment types:	2018	2017
Seniors housing leased	15	15
Seniors housing managed	51	51
Medical office leased	―	1
Post-acute care leased	7	7
	73	74

Rental Income and Tenant Reimbursements. Rental income and tenant reimbursements was approximately $35.0 million for the year ended December 31, 2018 as compared to $35.8 million for the year ended December 31, 2017.  The decrease in rental income and tenant reimbursements across periods primarily resulted from the transition of the Parc Communities in July 2017 from being leased to a third-party operator under a triple-net lease arrangement to being managed pursuant to a third-party management contract under a RIDEA structure (“Parc Communities Leased to Managed Transition”).  This decrease was partially offset by: (1) the completion of Welbrook Transitional Care Grand Junction development and the commencement of the related lease in March 2017; and (2) the completion of Wellmore of Lexington development and the commencement of the related lease in July 2017.

Resident Fees and Services. Resident fees and services income was approximately $276.6 million for the year ended December 31, 2018 as compared to approximately $248.9 million for the year ended December 31, 2017.  The increase in resident fees and services is primarily a result of: (1) the Parc Communities Leased to Managed Transition; (2) year-over-year growth in occupancy rates within our seniors housing properties; and (3) the continued lease-up of additional seniors housing units at two development properties and two expansion projects that were completed in 2017.

Property Operating Expenses. Property operating expenses were approximately $181.3 million for the year ended December 31, 2018 as compared to approximately $164.9 million for the year ended December 31, 2017.  The increase in property operating expenses is primarily a result of: (1) the Parc Communities Leased to Managed Transition; (2) year-over-year growth in occupancy rates within our seniors housing properties; and (3) the continued lease-up of additional seniors housing units at two development properties and two expansion projects that were completed in 2017.

General and Administrative. General and administrative expenses for the year ended December 31, 2018 were approximately $12.8 million as compared to approximately $11.9 million for the year ended December 31, 2017.  General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.  The increase in general and administrative expenses were primarily attributed to additional expenses related to the evaluation of Possible Strategic Alternatives discussed above under “Strategic Alternatives.”

Asset Management Fees. We incurred approximately $18.4 million in asset management fees payable to our Advisor during the year ended December 31, 2018, of which none were capitalized as a component of the cost of the assets acquired. We incurred approximately $18.1 million for the year ended December 31, 2017 in asset management fees, of which approximately $0.5 million were capitalized as a component of the cost of the assets acquired.  We did not recognize expense support during the years ended December 31, 2018 and 2017.  Monthly asset management fees equal to 0.08334% of invested assets are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments.

Financing Coordination Fees. There were no financing coordination fees for the year ended December 31, 2018.  Financing coordination fees payable to our Advisor for the year ended December 31, 2017 were approximately $3.6 million, of which approximately $0.9 million was capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying consolidated balance sheets. Financing coordination fees associated with the refinancing of debt are either expensed or capitalized based on whether such refinancings are determined to represent loan modifications or loan extinguishments for accounting purposes.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2018 were approximately $54.1 million and approximately $64.4 million for the year ended December 31, 2017. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The decrease in depreciation and amortization expense across periods primarily resulted from several intangible assets related to our seniors housing investments being fully amortized by the end of 2017 or early 2018.  This decrease was partially offset by an increase in depreciation related to the completion of our developments and expansions in 2017.

Impairment Provision. As described under “Strategic Alternatives,” during the year ended December 31, 2018, we committed to a plan to sell Welbrook Senior Living Grand Junction.  In connection therewith, we recorded an impairment provision of approximately $7.9 million to write-off the associated assets in excess of our estimated net sales proceeds, as it was determined that the carrying value of this property would not be recoverable.  There were no impairments during the year ended December 31, 2017.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the year ended December 31, 2018 was approximately $41.9 million, none of which was capitalized as development costs.  Interest expense and loan cost amortization for the year ended December 31, 2017 was approximately $38.2 million of which approximately $2.1 million was capitalized as development costs relating to our real estate under development.  The increase in interest expense and loan cost amortization was primarily the result of an increase in our average debt outstanding across periods of approximately $34.5 million combined with an increase in LIBOR for the year ended December 31, 2018, as compared to the year ended December 31, 2017.

Income Tax (Expense) Benefit.  For each of the years ended December 31, 2018 and 2017, we recognized federal and state income tax expense related to our properties of approximately $3.6 million and benefit of approximately $8.4 million, respectively.  The Company’s TRS entities had historically generated net operating loss carry-forwards for federal and state purposes since inception.  However, due to increases in resident fees and services discussed above as well as the resetting in 2017 of certain leases between our TRS entities and the Company, our TRS entities generated taxable income for the year ended December 31, 2018 and are expected to generate taxable income in future periods.  As such, the tax provision for 2017 included an approximate $9.1 million reversal of a previously recorded valuation allowance on our TRS entities’ deferred tax assets.

Gain on Sale of Real Estate. We completed the sale of Physicians Regional in May 2018, which resulted in a gain on the sale of real estate of approximately $1.0 million for financial reporting purposes during the year ended December 31, 2018.  There were no sales of real estate during the year ended December 31, 2017.

Loss from Discontinued Operations.  As discussed above under “Strategic Alternatives,” we classified the revenues and expenses related to our MOB/Healthcare Portfolio as discontinued operations as our board of directors committed to a plan to sell the MOB/Healthcare Portfolio, and we believe the sale of these properties would cause a strategic shift in our operations.  Loss from discontinued operations was approximately $4.4 million and $7.8 million for the years ended December 31, 2018 and 2017, respectively.  The decrease in loss from discontinued operations across periods was primarily the result of the following:

•

a decrease in depreciation and amortization, which was ceased as of September 30, 2018 on the  63 properties in our MOB/Healthcare Portfolio as a result of the properties being classified as held for sale.

•	partially offset by an impairment provision related to Hurst Specialty Hospital of approximately $4.3 million to write-down its book value to the estimated net sales price less costs to sell;
•	an increase in interest expense paid resulting from higher average debt outstanding and higher interest rates for the year ended December 31, 2018, as compared to the year ended December 31, 2017; and
•	financing coordination fees during 2018 related to refinancings that were determined to be loan modifications for accounting purposes.

Refer to Item 8. “Financial Statements and Supplementary Data” - Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

The decrease in loss from discontinued operations across periods is primarily due to the fact that we ceased depreciation and amortization as of September 30, 2018 on the 63 properties in the MOB/Healthcare Portfolio as a result of the properties being classified as held for sale, partially offset by an impairment provision related to Hurst Specialty Hospital of approximately $4.3 million to write-down its book value to the estimated net sales price less costs to sell, as well as an increase in interest expense paid resulting from higher average debt outstanding and higher interest rates for the year ended December 31, 2018, as compared to the year ended December 31, 2017, and financing coordination fees during 2018 related to refinancings that were determined to be loan modifications for accounting purposes.  Refer to Item 8. “Financial Statements and Supplementary Data” - Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

Net Loss Attributable to Noncontrolling Interests.  During the years ended December 31, 2018 and 2017, net loss attributable to our co-venture partners was approximately $0.1 million and $0.3 million, respectively. In accordance with the provisions of each joint venture agreement, we allocate loss from operations to our co-venture partners based on their percentage ownership in each joint venture. These losses are primarily related to our Watercrest at Katy and Fieldstone at Pear Orchard joint ventures, which both completed construction in 2016 and are in the lease-up phase.

Fiscal year ended December 31, 2017 as compared to the fiscal year ended December 31, 2016

As of December 31, 2017, excluding properties classified as discontinued operations, unconsolidated investments and unimproved land, we owned 74 consolidated operating investment properties and our portfolio consisted of units operated under management agreements with third-party operators and approximately 2.0 million leasable square feet that was 100% leased to third-party tenants.

	Investment count as of
	December 31,
Consolidated operating investment types:	2017	2016
Seniors housing leased	15	16
Seniors housing managed	51	48
Medical office leased	1	1
Post-acute care leased	7	6
	74	71

Rental Income and Tenant Reimbursements. Rental income and tenant reimbursements was approximately $35.8 million for the year ended December 31, 2017 as compared to $32.8 million for the year ended December 31, 2016.  (1) the transition of Wellmore of Tega Cay in August 2016 from being managed pursuant to a third-party management contract under a RIDEA structure to being leased to a third-party operator under a triple-net lease arrangement (“Tega Cay Managed to Lease Transition”); (2) the completion of  Welbrook Transitional Care Grand Junction development and the commencement of the related lease in March 2017; and (3) the completion of Wellmore of Lexington development and the commencement of the related lease in July 2017. These were offset by the Parc Communities Leased to Managed Transition.

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

Property Operating Expenses. Property operating expenses were approximately $164.9 million for the year ended December 31, 2017 as compared to approximately $155.4 million for the year ended December 31, 2016.  The increase in property operating expenses is primarily a result of increased property operating expenses at our value-add seniors housing properties due to year-over-year growth in occupancy rates, our completed developments either becoming operational in 2017 or being operational for the entirety of 2017 as compared with a partial year in 2016, the Parc Communities Leased to Managed Transition, as well as the conversion of skilled nursing units to assisted living units at our Isle at Cedar Ridge and Isle at Watercrest - Bryan communities; offset by the sale of Dogwood Forest of Acworth in November 2016 and the Tega Cay Managed to Lease Transition.

Asset Management Fees. We incurred approximately $18.1 million in asset management fees payable to our Advisor during the year ended December 31, 2017, of which approximately $0.5 million were capitalized as a component of the cost of the assets acquired.  We did not recognize expense support during the year ended December 31, 2017.  We incurred approximately $17.3 million for the year ended December 31, 2016, of which approximately $0.8 million were capitalized as a component of the cost of the assets acquired and approximately $2.9 million in asset management fees were settled in accordance with the terms of the expense support agreements.   As described in Item 8. “Financial Statements and Supplementary Data” – Note 11. “Related Party Arrangements,” our 2016 asset management fees were reduced because the shares of Restricted Stock issued to the Advisor as payment for asset management services rendered, were valued at zero— the lowest possible value estimated at vesting.  Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for management of our real estate assets, including our pro rata share of our investments in unconsolidated entities, loans and other permitted investments.

Financing Coordination Fees. Financing coordination fees payable to our Advisor were approximately $3.6 million for the year ended December 31, 2017, of which approximately $0.9 million was capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying consolidated balance sheets. Financing coordination fees associated with the refinancing of debt are either expensed or capitalized based on whether such refinancings are determined to represent loan modifications or loan extinguishments for accounting purposes.  There were no financing coordination fees for the year ended December 31, 2016.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2017 were approximately $64.4 million and approximately $77.6 million for the year ended December 31, 2016. The decrease in depreciation and amortization expense across periods resulted from several intangible assets related to our seniors housing investments being fully amortized by the end of 2016 and during 2017.

Gain on Sale of Real Estate. There were no sales of real estate during the year ended December 31, 2017.  We completed the sale of Dogwood Forest of Acworth in November 2016, which resulted in a gain on the sale of real estate of approximately $15.4 million for financial reporting purposes during the year ended December 31, 2016.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the year ended December 31, 2017 was approximately $38.2 million, of which $2.1 million was capitalized as development costs relating to our real estate under development. Interest expense and loan cost amortization for the year ended December 31, 2016 was approximately $34.8 million, of which approximately $2.8 million was capitalized as development costs relating to our real estate under development.  The increase was primarily the result of an increase in our average debt outstanding to approximately $1.6 billion as compared to approximately $1.5 billion for the year ended December 31, 2016 and the increase in LIBOR for the year ended December 31, 2017 as compared to year ended December 31, 2016.

Income Tax (Expense) Benefit.  For the years ended December 31, 2017 and 2016, we recognized federal and state income tax benefit related to our properties of approximately $8.4 million and expense of approximately $0.3 million, respectively.  The Company’s TRS entities had historically generated net operating loss carry-forwards for federal and state purposes since inception.  However, due to increases in resident fees and services discussed above as well as the resetting in 2017 of certain leases between our TRS entities and the REIT, our TRS entities generated taxable income for the year ended December 31, 2017 and are expected to generate taxable income in future periods.  As such, the tax provision for 2017 includes an approximate $9.1 million reversal of a previously recorded valuation allowance on our TRS entities’ deferred tax assets.

Loss from Discontinued Operations.  As discussed above under “Strategic Alternatives,” we classified the revenues and expenses related to our MOB/Healthcare Portfolio as discontinued operations as our board of directors committed to a plan to sell the MOB/Healthcare Portfolio, and we believe the sale of these properties would cause a strategic shift in our operations.  Loss from discontinued operations was approximately $7.8 million and $6.9 million for the years ended December 31, 2017 and 2016, respectively.  The increase in loss from discontinued operations across periods was primarily the result of the following:

•	an increase in interest expense paid resulting from higher average debt outstanding and higher interest rates for the year ended December 31, 2017, as compared to the year ended December 31, 2016.
•

partially offset by lower depreciation and amortization across periods that resulted from several intangible assets related to our MOB/Healthcare Portfolio being fully amortized by the end of 2016 or early 2017.

Refer to Item 8. “Financial Statements and Supplementary Data” - Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

Net Loss Attributable to Noncontrolling Interests.  During the years ended December 31, 2017 and 2016, net loss attributable to our co-venture partners was approximately $0.3 million and $0.1 million, respectively. In accordance with the provisions of each joint venture agreement, we allocate loss from operations to our co-venture partners based on their percentage ownership in each joint venture. These losses are primarily related to our Watercrest at Katy and Fieldstone at Pear Orchard joint ventures, which both completed construction in 2016 and are in lease-up.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents aggregated NOI from acquisitions made or developments completed after January 1, 2017 as we did not own those properties during the entirety of all periods presented. The chart below illustrates our net loss, and NOI for the years ended December 31, 2018 and 2017 (in thousands) and the amount invested in properties as of December 31, 2018 and 2017 (in millions), excluding the 63 properties classified as discontinued operations:

	Years Ended December 31,		Change
	2018	2017	$	%
Net loss	$(25,151)	$(26,312)
Adjusted to exclude:
General and administrative expenses	12,839	11,924
Asset management fees	18,389	17,600
Financing coordination fees	―	2,748
Depreciation and amortization	54,130	64,377
Impairment provision	7,922	―
Gain on sale of real estate	(1,049)	―
Other expenses, net of other income	41,100	35,568
Income tax expense (benefit)	3,631	(8,438)
Loss from discontinued operations	4,409	7,773
NOI	116,220	105,240	$10,980	10.4%
Less: Non-same-store NOI	(6,046)	(1,697)
Same-store NOI	$110,174	$103,543	$6,631	6.4%
Invested in operating properties,
end of period (in millions)	$1,804	$1,809

Overall, our NOI for the year ended December 31, 2018 increased by approximately $11.0 million as compared to the same period in the prior year, which is partly attributable to a decrease in property management fees paid to the Property Manager, a related party, as a result of the property management agreement not being renewed and expiring in June 2018.  Our non-same-store NOI of approximately $6.0 million for the year ended December 31, 2018 primarily related to the completion of four development properties and two expansion projects after January 1, 2017.  Our same-store NOI for the year ended December 31, 2018 increased by approximately $6.6 million, or 6.4%, as compared to the same period in the prior year. The increase in same-store NOI is primarily attributable to the continued lease-up of additional seniors housing units at two development properties and one expansion project that were completed in 2016 as well as year-over-year revenue and occupancy growth within our seniors housing properties.

The chart below illustrates our net loss and NOI for the years ended December 31, 2017 and 2016 (in thousands), and the amount invested in properties as of December 31, 2017 and 2016 (in millions), excluding the 63 properties classified as discontinued operations:

	Years Ended December 31,		Change
	2017	2016	$	%
Net loss	$(26,312)	$(31,784)
Adjusted to exclude:
General and administrative expenses	11,924	11,938
Acquisition fees and expenses	―	206
Asset management fees	17,600	13,630
Financing coordination fees	2,748	―
Contingent purchase price consideration adjustments	―	250
Depreciation and amortization	64,377	77,589
Gain on sale of real estate	―	(15,415)
Other expenses, net of other income	35,568	31,714
Income tax expense	(8,438)	276
Loss from discontinued operations	7,773	6,949
NOI	105,240	95,353	$9,887	10.4%
Less: Non-same-store NOI	(867)	(1,413)
Same-store NOI	$104,373	$93,940	$10,433	11.1%
Invested in operating properties,
end of period (in millions)	$1,809	$1,678

Overall, our NOI for the year ended December 31, 2017 increased by approximately $9.9 million as compared to the same period in the prior year.  Our non-same-store NOI of approximately $0.9 million for the year ended December 31, 2017 primarily related to the completion of seven development properties and two expansion projects after January 1, 2016.  Our same-store NOI for the year ended December 31, 2017 increased by approximately $10.4 million, or 11.1%, as compared to the same period in the prior year due primarily to the following properties:

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

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Net loss attributable to common stockholders	$(25,072)	$(25,962)	$(31,667)
Adjustments:
Depreciation and amortization:
Continuing operations	54,130	64,377	77,589
Discontinued operations	31,961	43,567	45,396
Impairment provision:
Continuing operations	7,922	―	―
Discontinued operations	4,392	―	―
Gain on sale of real estate:
Continuing operations	(1,049)	―	(15,415)
FFO adjustments attributable to noncontrolling interests:
Continuing operations	(191)	(190)	―
Discontinued operations	(36)	(54)	―
FFO adjustments from unconsolidated entities: (1)	405	509	657
FFO attributable to common stockholders	72,462	82,247	76,560
Acquisition fees and expenses: (2)
Continuing operations	―	―	206
Discontinued operations	―	―	768
Straight-line rent adjustments: (3)
Continuing operations	(2,219)	(2,521)	(1,260)
Discontinued operations	89	1,542	(4,991)
Amortization of above and below market intangibles: (4)
Continuing operations	(41)	(38)	(38)
Discontinued operations	431	658	791
Unrealized loss (gain) from mark-to-market adjustments on swaps: (5)
Continuing operations	―	(2)	―
Discontinued operations	(26)	(41)	(18)
Loss on extinguishment of debt: (6)
Continuing operations	96	10	1,495
Discontinued operations	―	229	―
Loss on lease terminations: (7)
Discontinued operations	―	―	785
Realized loss on extinguishment of hedges or other derivatives: (8)
Continuing operations	―	30	―
Discontinued operations	269	288	―
Contingent purchase price consideration adjustment: (9)
Continuing operations	―	―	250
Discontinued operations	―	47	(540)
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	4	―	―
Discontinued operations	(3)	(3)	―
MFFO attributable to common stockholders	$71,062	$82,446	$74,008
Weighted average number of shares of common
stock outstanding (basic and diluted)	174,247	175,151	175,121
Net loss per share (basic and diluted)	$(0.14)	$(0.15)	$(0.18)
FFO per share (basic and diluted)	$0.42	$0.47	$0.44
MFFO per share (basic and diluted)	$0.41	$0.47	$0.42

________________

FOOTNOTES:

(1)

This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the hypothetical liquidation at book value (“HLBV”) method.

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

Contractual Obligations

The following table presents our contractual obligations by payment periods as of December 31, 2018, including liabilities associated with assets held for sale (in thousands):

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
Mortgage and other notes payable (principal and interest)	$226,601	$287,724	$643,196	$13,073	$1,170,594
Credit facilities (principal and interest) (1)	420,461	284,228	―	―	704,689
Development contracts on development properties (2)	291	―	―	―	291
Ground leases (3)	2,024	4,125	4,252	106,780	117,181
	$649,377	$576,077	$647,448	$119,853	$1,992,755

_________________

FOOTNOTES:

(1)

In February 2019, we exercised our 12-month extension option on the First Term Loan Facility, which represented approximately $175 million of the debt maturing in 2019.  The term was extended through February 2020

(2)	These amounts represent our expected timing of such development costs, which include accrued development costs as of December 31, 2018 of approximately $0.3 million related to developer holdbacks.
(3)

Ground leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2045 to 2082.  Amounts herein relate to the 63 properties within our MOB/Healthcare Portfolio that have been classified as discontinued operations.

Off-Balance Sheet Arrangements

As of December 31, 2018, our Windsor Manor joint venture had approximately $19.8 million of outstanding debt under the loan agreement, which was scheduled to mature in June 2019, related to five senior housing communities in Iowa.  In February 2019, our Windsor Manor joint venture refinanced the then-current outstanding debt of approximately $19.7 million.  In addition, in connection with the refinancing, our Windsor Manor joint venture received aggregate proceeds of $20.1 million, of which approximately $0.3 million were used to pay loan costs associated with the refinancing.  In addition, the refinanced loan included an initial five year term with monthly principal and interest payments based upon a 25-year amortization and a variable interest rate equal to LIBOR plus 2.5%.  Refer to Item 2.  “Properties” for additional information related to the five seniors housing communities owned through our Windsor Manor joint venture.

Related-Party Transactions

Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, acquisitions, dispositions and operating activities. To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (“Expense Year”), commencing with the Expense Year ending June 30, 2013, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the Expense Year ended December 31, 2018, the Company did not incur operating expenses in excess of the limitation.

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

In accordance with the guidance for the consolidation of a VIE, we are required to identify entities for which control is achieved through means other than voting rights and to determine the primary beneficiary of our VIEs.  We qualitatively assess whether we are the primary beneficiary of a VIE and consider various factors including, but not limited to, the design of the entity, its organizational structure including decision-making ability and financial agreements, our ability and the rights of others to participate in policy making decisions, as well as our ability to replace the VIE manager and/or liquidate the entity.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the analysis of real estate impairments, the valuation of contingent assets and liabilities, and the valuation of restricted stock shares issued to the Advisor.  Accordingly, actual results could differ from those estimates.

Impairment of Real Estate Assets. Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired.  To assess if an asset group is potentially impaired, we compare the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the asset group over its remaining useful life, or our estimated holding period if shorter, to the net carrying value of the asset group.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  In the event that the carrying value exceeds the undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying value of the asset group to the estimated fair value of the asset group.

For real estate we indirectly own through an investment in a joint venture or other similar investment structure accounted for under the equity method, we will compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

Income Taxes. To qualify as a REIT, we are subject to certain organizational and operational requirements, including a requirement to distribute to stockholders each year at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and U.S. federal income and excise taxes on our undistributed income.

We have and will continue to form subsidiaries which may elect to be taxed as a TRS for U.S. federal income tax purposes.  Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to tax on its taxable income from its operations.  We will account for federal and state income taxes with respect to a TRS using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities, the respective tax bases, operating losses and/or tax-credit carryforwards.

Share-Based Payments to Non-Employees. In connection with the expense support agreement, we may issue Restricted Stock to the Advisor on an annual basis in exchange for providing expense support in the event that cash distributions declared exceed MFFO as defined by the expense support agreement.

The Restricted Stock is forfeited if shareholders do not ultimately receive their original invested capital back with at least a 6% annualized return of investment upon a future liquidity or disposition event.  Upon issuance of Restricted Stock, we measure the fair value at our then-current lowest aggregate fair value pursuant to the Accounting Standards Codification (“ASC”) 505-50.  On the date in which the Advisor or the Property Manager satisfies the vesting criteria, we remeasure the fair value of the Restricted Stock pursuant to ASC 505-50 and record expense equal to the difference between the original fair value and that of the remeasurement date.  In addition, given that performance is outside the control of the Advisor and involves both market conditions and counterparty performance conditions, the shares are treated as unissued for accounting purposes and we only include the Restricted Stock in the calculation of diluted earnings per share to the extent their effect is dilutive and the vesting conditions have been satisfied as of the reporting date.

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

We account for our resident agreements as a single performance obligation under ASC 606 given our overall promise to provide a series of stand-ready goods and services to our residents each month.  Resident fees and services are recorded in the period in which the goods are provided and the services are performed and generally consist of (1) monthly rent, which covers occupancy of the residents’ unit as well as basic services, such as utilities, meals and certain housekeeping services, and (2) service level charges, such as assisted living care, memory care and ancillary services.  Resident agreements are generally short-term in nature, billed monthly in advance and cancelable by the residents with a 30-day notice.  Resident agreements may require the payment of upfront fees prior to moving into the community with any non-refundable portion of such fees being recorded as deferred revenue and amortized over the estimated resident stay.

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

The following is a schedule as of December 31, 2018, of our fixed and variable rate debt maturities for each of the next five years and thereafter (principal maturities only), including liabilities associated with assets held for sale (in thousands):

	Expected Maturities
	2019	2020	2021	2022	2023	Thereafter			Total	Fair Value(1)

Fixed rate debt	$12,063	$51,128	$12,030	$288,815	$23,407		$11,241		$398,684	$394,000
Weighted average interest rate on fixed rate debt	4.23%	3.84%	4.28%	4.25%	4.67%		4.19%		4.22%
Variable rate debt	$568,622	$393,249	$41,816	$85,422	$222,999	$	―		$1,312,108	$1,313,000
Average interest rate on variable rate debt	LIBOR +2.35%	LIBOR +2.35%	LIBOR +2.32%	LIBOR +2.33%	LIBOR +2.05%		―	%	LIBOR +2.30%

____________

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2018. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2019 compared to LIBOR rates as of December 31, 2018 would result in fluctuation of interest expense on our variable rate debt of approximately $13.1 million for the year ending December 31, 2019.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of December 31, 2018, the Company’s debt is comprised of approximately 23.3% in fixed rate debt, approximately 59.4% in variable rate debt with current interest rate protection and approximately 17.3% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CNL Healthcare Properties, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNL Healthcare Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 21, 2019

We have served as the Company's auditor since 2010.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2018	2017
Real estate investment properties, net (including VIEs $146,341 and $174,263, respectively)	$1,455,149	$1,495,574
Assets held for sale, net (including VIEs $39,601 and $44,998, respectively)	1,147,645	1,184,750
Cash (including VIEs $342 and $2,203 respectively)	57,109	64,522
Other assets (including VIEs $678 and $384 respectively)	23,488	26,248
Deferred rent and lease incentives (including VIEs $7,160 and $3,577 respectively)	14,763	11,051
Restricted cash (including VIEs $208 and $1,212 respectively)	6,119	7,284
Intangibles, net	1,614	4,112
Total assets	$2,705,887	$2,793,541
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $102,578 and $118,378 respectively)	$530,644	$539,498
Credit facilities	425,613	372,743
Liabilities associated with assets held for sale (including VIEs $30,695 and $35,848, respectively)	774,019	779,709
Accounts payable and accrued liabilities (including VIEs $784 and $4,026 respectively)	21,882	38,036
Other liabilities (including VIEs $1,321 and $947 respectively)	8,548	6,954
Due to related parties	3,255	3,941
Total liabilities	1,763,961	1,740,881
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	579	425
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 and 184,493 shares issued, and 173,963 and 174,634 shares outstanding, respectively	1,740	1,747
Capital in excess of par value	1,516,543	1,523,372
Accumulated loss	(233,847)	(208,775)
Accumulated distributions	(345,347)	(264,283)
Accumulated other comprehensive income (loss)	1,177	(985)
Total stockholders' equity	940,266	1,051,076
Noncontrolling interest	1,081	1,159
Total equity	941,926	1,052,660
Total liabilities and equity	$2,705,887	$2,793,541
The abbreviation VIEs above means variable interest entities.

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Rental income and tenant reimbursements	$34,971	$35,807	$32,836
Resident fees and services	276,623	248,900	232,363
Total revenues	311,594	284,707	265,199
Operating expenses:
Property operating expenses	181,299	164,866	155,404
General and administrative	12,839	11,924	11,938
Acquisition fees and expenses	―	―	206
Asset management fees	18,389	17,600	13,630
Property management fees	14,075	14,601	14,442
Financing coordination fees	―	2,748	―
Contingent purchase price consideration adjustments	―	―	250
Depreciation and amortization	54,130	64,377	77,589
Impairment provision	7,922	―	―
Total operating expenses	288,654	276,116	273,459
Gain on sale of real estate	1,049	―	15,415
Operating income	23,989	8,591	7,155
Other income (expense):
Interest and other income	335	133	62
Interest expense and loan cost amortization	(41,924)	(36,104)	(32,034)
Equity in earnings of unconsolidated entity	489	403	258
Total other expense	(41,100)	(35,568)	(31,714)
Loss before income tax	(17,111)	(26,977)	(24,559)
Income tax (expense) benefit	(3,631)	8,438	(276)
Loss from continuing operations	(20,742)	(18,539)	(24,835)
Loss from discontinued operations	(4,409)	(7,773)	(6,949)
Net loss	(25,151)	(26,312)	(31,784)
Less: Amounts attributable to noncontrolling interest
Net loss from continuing operations	(85)	(341)	(120)
Net income (loss) from discontinued operations	6	(9)	3
Net loss attributable to common stockholders	$(25,072)	$(25,962)	$(31,667)
Net loss per share of common stock (basic and diluted)
Continuing operations	$(0.12)	$(0.11)	$(0.14)
Discontinued operations	$(0.03)	$(0.04)	$(0.04)
Weighted average number of shares of common stock outstanding (basic and diluted)	174,247	175,151	175,121

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(25,151)	$(26,312)	$(31,784)
Other comprehensive income (loss):
Unrealized gain on derivative financial instruments, net	1,909	6,586	1,903
Reclassification of cash flow hedges upon derecognition	253	318	—
Reclassification of cash flow hedges due to ineffectiveness	—	(26)	(18)
Unrealized loss on derivative financial instruments of equity method investments	—	—	(1)
Total other comprehensive income	2,162	6,878	1,884
Comprehensive loss	(22,989)	(19,434)	(29,900)
Less: Comprehensive loss attributable to noncontrolling interest	(79)	(350)	(117)
Comprehensive loss attributable to common stockholders	$(22,910)	$(19,084)	$(29,783)

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2015	$551	174,430	$1,744	$1,528,781	$(151,146)	$(112,543)	$(9,747)	$1,257,089	$1,462	$1,259,102
Subscriptions received for common stock through reinvestment plan	―	4,365	44	42,510	―	―	―	42,554	―	42,554
Redemptions of common stock	―	(3,725)	(37)	(36,206)	―	―	―	(36,243)	―	(36,243)
Net loss	(79)	―	―	―	(31,667)	―	―	(31,667)	(38)	(31,784)
Other comprehensive income	―	―	―	―	―	―	1,884	1,884	―	1,884
Distribution to noncontrolling interest	―	―	―	―	―	―	―	―	(38)	(38)
Distributions to holders of promoted interest	―	―	―	(6,650)	―	―	―	(6,650)	―	(6,650)
Cash distributions declared ($0.42320 per share)	―	―	―	―	―	(74,008)	―	(74,008)	―	(74,008)
Balance at December 31, 2016	$472	175,070	$1,751	$1,528,435	$(182,813)	$(186,551)	$(7,863)	$1,152,959	$1,386	$1,154,817
Subscriptions received for common stock through reinvestment plan	―	4,304	43	43,177	―	―	―	43,220	―	43,220
Redemptions of common stock	―	(4,740)	(47)	(47,285)	―	―	―	(47,332)	―	(47,332)
Net loss	(97)	―	―	―	(25,962)	―	―	(25,962)	(253)	(26,312)
Other comprehensive income	―	―	―	―	―	―	6,878	6,878	―	6,878
Distribution to noncontrolling interest	―	―	―	―	―	―	―	―	(34)	(34)
Distributions to holders of promoted interest	―	―	―	(955)	―	―	―	(955)	―	(955)
Cash distributions declared ($0.44440 per share)	―	―	―	―	―	(77,732)	―	(77,732)	―	(77,732)
Contribution from noncontrolling interests	50	―	―	―	―		―	―	60	110
Balance at December 31, 2017	$425	174,634	$1,747	$1,523,372	$(208,775)	$(264,283)	$(985)	$1,051,076	$1,159	$1,052,660
Subscriptions received for common stock through reinvestment plan	―	2,133	21	21,992	―	―	―	22,013	―	22,013
Redemptions of common stock	―	(2,804)	(28)	(28,415)	―	―	―	(28,443)	―	(28,443)
Net loss	(16)	―	―	―	(25,072)	―	―	(25,072)	(63)	(25,151)
Other comprehensive income	―	―	―	―	―	―	2,162	2,162	―	2,162
Distribution to noncontrolling interest	(15)	―	―	―	―	―	―	―	(15)	(30)
Distributions to holders of promoted interest	―	―	―	(406)	―	―	―	(406)	―	(406)
Cash distributions declared ($0.46556 per share)	―	―	―	―	―	(81,064)	―	(81,064)	―	(81,064)
Contribution from noncontrolling interests	185	―	―	―	―		―	―	―	185
Balance at December 31, 2018	$579	173,963	$1,740	$1,516,543	$(233,847)	$(345,347)	$1,177	$940,266	$1,081	$941,926

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(25,151)	$(26,312)	$(31,784)
Net loss from discontinued operations	(4,409)	(7,773)	(6,949)
Net loss from continuing operations	(20,742)	(18,539)	(24,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,130	64,377	77,589
Amortization of loan costs	2,284	2,261	2,033
Amortization of above and below market intangibles	(41)	(38)	(38)
Straight-line rent adjustments	(2,219)	(2,521)	(1,260)
Deferred income tax benefit	3,267	(9,131)	―
Loss on extinguishment of debt	96	10	1,495
Impairment provision	7,922	―	―
Gain on sale of real estate	(1,049)	―	(15,415)
Other operating activities	725	(751)	1,055
Changes in operating assets and liabilities:
Other assets	(1,392)	(1,006)	(1,786)
Deferred rent and lease incentives	(12)	(2,960)	(40)
Accounts payable and accrued liabilities	(3,992)	6,714	(521)
Other liabilities	399	2,275	2,505
Due to related parties	(688)	476	1,721
Net cash flows provided by operating activities - continuing operations	38,688	41,167	42,503
Net cash flows provided by operating activities - discontinued operations	28,572	34,079	32,028
Net cash flows provided by operating activities	67,260	75,246	74,531
Investing activities:
Acquisition of properties	―	(1,056)	―
Development of properties	(1,658)	(47,887)	(95,142)
Proceeds from sale of real estate	5,761	―	33,629
Capital expenditures	(9,789)	(8,516)	(5,384)
Other investing activities	173	(1,264)	(2)
Net cash used in investing activities - continuing operations	(5,513)	(58,723)	(66,899)
Net cash used in investing activities - discontinued operations	(8,869)	(5,822)	(32,544)
Net cash used in investing activities	(14,382)	(64,545)	(99,443)
Financing activities:
Distributions to stockholders, net of distribution reinvestments	(59,051)	(34,512)	(31,454)
Redemptions of common stock	(40,153)	(46,019)	(28,585)
Distribution to holder of promoted interest	(955)	(2,000)	(4,650)
Draws under credit facilities	102,000	52,000	105,113
Repayments on credit facilities	(59,875)	(64,863)	(120,250)
Proceeds from mortgage and other notes payable	65,878	166,306	157,620
Principal payments on mortgage and other notes payable	(67,979)	(71,543)	(54,272)
Contingent purchase price consideration payments	―	(3,645)	(2,992)
Payment of loan costs	(1,590)	(2,988)	(1,805)
Payment on extinguishment of debt	―	―	(1,127)
Other financing activities	(343)	16	(657)
Net cash flows (used in) provided by financing activities	$(62,068)	$(7,248)	$16,941

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net (decrease) increase in cash and restricted cash	$(9,190)	$3,453	$(7,971)
Cash and restricted cash at beginning of period, including assets held for sale	74,691	71,238	79,209
Cash and restricted cash at end of period, including assets held for sale	$65,501	$74,691	$71,238
Supplemental disclosure of cash flow information (continuing operations):
Cash paid for interest, net of capitalized interest of approximately $0.0 million, $1.9 million and $2.4 million, respectively	$38,734	$33,283	$26,403
Cash paid for income taxes	$796	$688	$745
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Accrued development costs	$291	$450	$12,497
Redemptions payable	$—	$11,711	$10,397
Contingent purchase price consideration	$—	$—	$4,000
Distribution to holder of promoted interest	$406	$955	$2,000

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

1.	Organization

The Company is a Maryland corporation that incorporated on June 8, 2010 and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2012.  The Company’s intention is to be organized and operate in a manner that allows it to remain qualified as a REIT for federal income tax purposes.   The Company conducts substantially all of its operations either directly or indirectly through: (1) an Operating Partnership, in which the Company is the sole limited partner and its wholly owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly-owned TRS, CHP TRS Holding, Inc.; (3) property owner and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

The Company is externally advised by the Advisor.  The Company’s properties were also managed by the Property Manager through June 28, 2018 as the property management agreement with the Property Manager was not renewed.  Subsequently, the responsibilities previously undertaken by the Property Manager have been performed by the Advisor.  Both the Advisor and Property Manager are affiliates of the Sponsor.  The Advisor is responsible for managing the Company’s day-to-day operations, serving as a consultant in connection with policy decisions to be made by the board of directors, and for identifying, recommending and executing acquisitions (through the completion of the Company’s acquisition phase in 2016) and dispositions on the Company’s behalf pursuant to an advisory agreement among the Company, the Operating Partnership and the Advisor.  Substantially all of the Company’s acquisition services were, and substantially all of the Company’s operating, administrative and certain property management services are provided by affiliates of the Advisor.  In addition, third-party sub-property managers have been engaged to provide certain property management services.

On September 30, 2015, the Company completed its Offerings pursuant to a registration statement on Form S-11 under the Securities Act of 1933 with the SEC.  Through the close of its Offerings, the Company received aggregate subscription proceeds of approximately $1.7 billion.  In October 2015, the Company deregistered the unsold shares of its common stock under its previous registration statement on Form S-11, except for 20 million shares that it concurrently registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through the Reinvestment Plan.  Effective as of July 11, 2018, the Company suspended both its Reinvestment Plan and its Redemption Plan.

The Company substantially completed its acquisition stage in 2016.  In 2017, the Company began evaluating strategic alternatives to provide liquidity to its stockholders.  In April 2018, the Company’s board of directors formed a Special Committee to consider Possible Strategic Alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company.    The Special Committee engaged HFF Securities L.P. and KeyBanc Capital Markets Inc. to act as financial advisors to the aforementioned Special Committee.  As of December 2018, as part of executing on strategic alternatives, the Company committed to a plan to sell a total of 70 properties.

In December 2018, the Company entered into the MOB Sale Agreement with a subsidiary of Welltower Inc. (NYSE: WELL) related to the MOB Sale for a gross price of $1.25 billion, subject to certain pro-rations and other adjustments as described in the MOB Sale Agreement.  The parties anticipate that the closing of the MOB Sale will occur in the first half of 2019, subject to customary closing conditions, governmental and other third-party consents.  There can be no assurance that the closing conditions will be satisfied or that the MOB Sale will be consummated.  The anticipated net sales proceeds are expected to exceed the net carrying value of the 55 properties comprising the MOB Sale.  Additionally, in December 31, 2018, the Company committed to a plan to sell Welbrook Senior Living Grand Junction, one of the 70 properties classified as held for sale.

In March 2019, the Company entered into the IRF Sale Agreement with subsidiaries of Global Medical REIT Inc. (NYSE: GMRE) related to the IRF Sale.  Refer to Note 18 – “Subsequent Events” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

1.	Organization (continued)

The Company’s healthcare investment portfolio is geographically diversified with properties in 34 states.  As of December 31, 2018, the Company’s healthcare investment portfolio, including the 70 properties classified as held for sale, consisted of interests in 142 properties, including 72 seniors housing properties, 53 MOBs, 12 post-acute care facilities and five acute care hospitals.  The Company has primarily leased its seniors housing properties to wholly owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  In addition, most of the Company’s investments have been wholly owned, although, it has invested through partnerships with other entities where it is believed to be appropriate and beneficial.  The Company has and continues to invest in existing property developments or properties that have not reached full stabilization.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the analysis of real estate impairments, the valuation of contingent assets and liabilities, and the valuation of restricted stock shares issued to the Advisor.  Accordingly, actual results could differ from those estimates.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

2.	Summary of Significant Accounting Policies (continued)

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

Impairment of Real Estate Assets — Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired.  To assess if an asset group is potentially impaired, management compares the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the asset group over its remaining useful life to the net carrying value of the asset group.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset group to the estimated fair value less costs to sell.

When impairment indicators are present for real estate indirectly owned, through an investment in a joint venture or other similar investment structure accounted for under the equity method, the Company compares the estimated fair value of its investment to the carrying value.  An impairment charge will be recorded to the extent fair value of the investment is less than the carrying value and the decline in value is determined to be other than a temporary decline.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

2.	Summary of Significant Accounting Policies (continued)

Assets Held For Sale, net and Discontinued Operations — The Company determines to classify a property as held for sale once management has the authority to approve and commits to a plan to sell the property, the property is available for immediate sale, there is an active program to locate a buyer, the sale of the property is probable and the transfer of the property is expected to occur within one year.  Upon the determination to classify a property as held for sale, the Company ceases recording further depreciation and amortization relating to the associated assets and those assets are measured at the lower of its carrying amount or fair value less disposition costs and are presented separately in the consolidated balance sheets for all periods presented.  In addition, the Company classifies assets held for sale as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.  For any disposal(s) qualifying as discontinued operations, the Company allocates interest expense and loan cost amortization that directly relates to either: (1) expense on mortgages and other notes payable collateralized by properties classified as discontinued operations; or (2) expense on the Company’s Credit Facilities, which is allocated based on the value of the properties that are classified as discontinued operations since these properties are included in the Credit Facilities’ unencumbered pool of assets and the related indebtedness is required to be repaid upon sale of the properties.

Capitalized Interest — Interest and loan cost amortization attributable to funds used to finance real estate under development is capitalized as additional costs of development. The Company capitalizes interest at the weighted average interest rate of the Company’s outstanding indebtedness and based on its weighted average expenditures for the period. Capitalization of interest on a specific project ceases when the project is substantially complete and ready for occupancy.  During the years ended December 31, 2018, 2017 and 2016, the Company incurred interest expense and loan cost amortization of approximately $41.9 million, $38.2 million and $34.8 million, respectively, of which approximately $0.0 million, $2.1 million and $2.8 million, respectively, was capitalized according to this policy.

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less.  As of December 31, 2018, certain of the Company’s cash deposits exceeded federally insured amounts.  However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal.  The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash — Certain amounts of cash are escrowed to fund capital expenditures, property taxes and/or insurance as required by loan or lease terms, and certain security deposits represent restricted use funds.

Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest method.  As of December 31, 2018 and 2017, the accumulated amortization of loan costs was approximately $13.1 million and $10.0 million, respectively.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition — Rental income and tenant reimbursements includes rental income that is recorded on the straight-line basis over the terms of the leases for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term.  The Company records the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to deferred rent and lease incentives in the accompanying consolidated balance sheets.  Rental income and tenant reimbursements also includes amounts for which tenants are required to reimburse the Company related to expenses incurred on behalf of the tenants, in accordance with the terms of the leases.  Tenant reimbursements are recognized in the period in which the related reimbursable expenses are incurred, such as real estate taxes, common area maintenance, and similar items.

Some of the Company’s leases require the tenants to pay certain additional contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties.  These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time such amounts are earned and are included in rental income and tenant reimbursements in the accompanying consolidated statement of operations.  Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved.

Resident fees and services are operating revenues relating to the Company’s managed seniors housing properties, which are operated under RIDEA structures.  Resident fees and services directly relate to the provision of monthly goods and services that are generally bundled together under a single resident agreement.

The Company accounts for its resident agreements as a single performance obligation under ASC 606 given the Company’s overall promise to provide a series of stand-ready goods and services to its residents each month.  Resident fees and services are recorded in the period in which the goods are provided and the services are performed and generally consist of (1) monthly rent, which covers occupancy of the residents’ unit as well as basic services, such as utilities, meals and certain housekeeping services, and (2) service level charges, such as assisted living care, memory care and ancillary services.  Resident agreements are generally short-term in nature, billed monthly in advance and cancelable by the residents with a 30-day notice.  Resident agreements may require the payment of upfront fees prior to moving into the community with any non-refundable portion of such fees being recorded as deferred revenue and amortized over the estimated resident stay.

Reclassifications – Certain amounts in the prior years’ consolidated balance sheet, statements of operations and statements of cash flows have been reclassified to conform to the current year’s presentation, primarily related to classification of certain properties as held for sale and/or discontinued operations, with no effect on the other previously reported consolidated financial statements.  In addition, certain amounts in the statements of operations have been reclassified to change the presentation of Company’s gain on sale of real estate and include it as a component of operating income in accordance with ASC 360-10-45-5 as a result of the SEC’s elimination of Rule 3-15(a) of Regulation S-X as part of Release No. 33-10532; 34-83875; IC-33203, which had previously required REITs to present any gains or losses on the sale of real estate outside of continuing operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

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

Realized and unrealized gain (loss) on derivative financial instruments designated as cash flow hedges that are entered into by the Company’s equity method investment are reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investment, with reclassifications being included in equity in earnings (loss) of unconsolidated entity in the accompanying consolidated statements of operations.

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

Redemptions — Under the Company’s Redemption Plan, a stockholder’s shares were deemed to have been redeemed as of the date that the Company accepted the stockholder’s request for redemption.  From and after such date, the stockholder by virtue of such redemption was no longer entitled to any rights as a stockholder in the Company.  Shares redeemed were retired and not available for reissue.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

2.	Summary of Significant Accounting Policies (continued)

Net Loss per Share — Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational.

Share Based Payments to Non-Employees — In connection with the expense support agreement described in Note 11. “Related Party Arrangements,” the Company may issue Restricted Stock to the Advisor on an annual basis in exchange for providing expense support in the event that cash distributions declared exceed MFFO as defined by the expense support agreement.

The Restricted Stock is forfeited if shareholders do not ultimately receive their original invested capital back with at least a 6% annualized return of investment upon a future liquidity or disposition event of the Company.  Upon issuance of Restricted Stock, the Company measures the fair value at its then-current lowest aggregate fair value pursuant to ASC 505-50.  On the date in which the Advisor satisfies the vesting criteria, the Company remeasures the fair value of the Restricted Stock pursuant to ASC 505-50 and records expense equal to the difference between the original fair value and that of the remeasurement date.  In addition, given that performance is outside the control of the Advisor and involves both market conditions and counterparty performance conditions, the shares are treated as unissued for accounting purposes and the Company only includes the Restricted Stock in the calculation of diluted earnings per share to the extent their effect is dilutive and the vesting conditions have been satisfied as of the reporting date.

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

YEAR ENDED DECEMBER 31, 2018

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

Income Taxes — The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2012.  In order to be taxed as a REIT, the Company is subject to certain organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its annual REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on income that the Company distributes as dividends.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the IRS grants the Company relief under certain statutory provisions.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.

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

YEAR ENDED DECEMBER 31, 2018

2.	Summary of Significant Accounting Policies (continued)

Adopted Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606).  The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts).  The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted.  In addition, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)," which clarifies the scope of subtopic 610-20, that was issued as a part of ASU 2014-09, as it relates to in-substance nonfinancial assets and must be adopted concurrently with ASC 606.  Both ASUs can be adopted using one of two retrospective transition methods: (i) retrospectively to each prior reporting period presented or (ii) as a cumulative-effect adjustment as of the date of adoption.  The Company adopted these ASUs using the modified retrospective approach as its transition method on January 1, 2018; the adoption of which did not have a material impact to its consolidated financial statements.

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

Recent Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU also requires qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which includes a practical expedient for lessors that allows them to elect to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure if certain criteria are met.  The Company elected the practical expedient and applied the guidance to all of the leases that qualified under the established criteria.  In December 2018, the FASB issued ASU 2018-20, “Leases  (Topic 842): Narrow-Scope Improvements for Lessors” which addressed challenges encountered in determining certain lessor costs paid by the lessee directly to third parties by allowing lessors to exclude these costs from its variable lease payments.  This amendment did not have a material impact on the Company’s financial statements and related disclosures as it conformed ASC 842 to the Company’s historical accounting under ASC 840.  All of the ASC 842 ASU’s are effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company adopted these ASU’s on January 1, 2019 using a modified retrospective approach, which impacted the Company’s consolidated financial statements and related financial statement disclosures; specifically, the Company’s consolidated financial position as it relates to the required presentation for arrangements such as ground or other leases in which the Company is the lessee.  However, the adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

2.	Summary of Significant Accounting Policies (continued)

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326),” which requires a new forward-looking expected loss model to be used for receivables, held-to-maturity debt, loans and other financial instruments.  Previously, when credit losses were measured under current GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss.  The amendments eliminate the probable initial threshold for recognition of credit losses in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019.  The Company has determined it will adopt this ASU on January 1, 2020 and is currently evaluating the impact of adoption on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payments.  The amendments also clarify that this ASU does not apply to share-based payments used to provide financing to the issuer or awards granted in conjunction with selling of goods or services to customers as a part of a contract accounted for under Revenue from Contracts with Customers (Topic 606).  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company adopted this ASU prospectively on January 1, 2019; the adoption of which did not have a material impact on the Company’s consolidated results of operations or cash flows.

3.	Revenue

The following tables represent the disaggregated revenue for resident fees and services during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	Number of Units			Revenue (in millions)			Percentage of Revenues
Resident fees and services:	2018	2017	2016	2018	2017	2016	2018	2017	2016
Independent living	2,261	2,261	1,983	$71.7	$59.5	$46.8	25.9%	23.9%	20.1%
Assisted living	2,966	2,966	2,745	137.6	128.8	122.8	49.7%	51.7%	52.8%
Memory care	853	853	742	54.4	48.9	48.0	19.7%	19.6%	20.7%
Other revenues	―	―	―	12.9	11.7	14.8	4.7%	4.8%	6.4%
	6,080	6,080	5,470	$276.6	$248.9	$232.4	100.0%	100.0%	100.0%

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2018 and 2017 are as follows, excluding assets held for sale (in thousands):

	As of December 31,
	2018	2017
Land and land improvements	$130,133	$129,684
Building and building improvements	1,475,789	1,472,257
Furniture, fixtures and equipment	81,666	75,111
Less: accumulated depreciation	(232,439)	(181,478)
Real estate investment properties, net	$1,455,149	$1,495,574

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

Depreciation expense on the Company’s real estate investment properties, net was approximately $51.6 million, $52.0 million and $54.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.  These amounts include depreciation through the determination date on assets held for sale.  As described in Note 1. “Organization,” during the year ended December 31, 2018, the Company committed to a plan to sell Welbrook Senior Living Grand Junction, one of the 70 properties classified as held for sale.  In connection therewith, the Company recorded an impairment provision of $7.9 million to write-off the associated assets in excess of the estimated net sales proceeds, as it was determined that the carrying value of this property would not be recoverable.  The Level 3 unobservable inputs used in determining the estimated net sales proceeds include, but are not limited to, comparable sales transactions and other information from brokers and potential buyers, as applicable.  There were no impairments during the years ended December 31, 2017 and 2016.  Refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2018 and 2017 are as follows (in thousands):

	As of December 31,
	2018	2017
In-place lease intangibles	$83,113	$83,113
Less: accumulated amortization	(81,499)	(79,001)
Intangible assets, net	$1,614	$4,112

For the years ended December 31, 2018, 2017 and 2016, amortization on the Company’s intangible assets was approximately $2.5 million, $12.4 million, and $23.6 million, respectively, all of which were included in depreciation and amortization.

The weighted average remaining useful life of the Company’s intangibles as of December 31, 2018 is 4.6 years.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter, in the aggregate, as of December 31, 2018 is as follows (in thousands):

2019	$394
2020	394
2021	394
2022	253
2023	74
Thereafter	105
$1,614

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

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

In March 2018, the Company committed to a plan to sell Physicians Regional. In May 2018, the Company completed the sale of Physicians Regional, received net sales proceeds of approximately $5.8 million and recorded a gain on sale of real estate for financial reporting purposes of approximately $1.0 million in the accompanying consolidated statements of operations for the year ended December 31, 2018. The sale of Physicians Regional did not cause a strategic shift in the Company nor was it considered individually significant; therefore, it did not qualify as discontinued operations.

As further described in Note 1. “Organization,” as part of evaluating Possible Strategic Alternatives to provide liquidity to stockholders, in September 2018, the Company committed to a plan to sell the MOB/Healthcare Portfolio, consisting of 63 properties, and classified the associated properties as held for sale.  The sale of these properties would cause a strategic shift in the Company, as it is considered individually significant; therefore, the properties qualify as discontinued operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations (continued)

In December 2018, the Company entered into the MOB Sale Agreement related to the 55 property MOB Sale for a gross price of $1.25 billion, subject to certain pro-rations and other adjustments as described in the MOB Sale Agreement.  The parties anticipate that the closing of the MOB Sale will occur in the first half of 2019, subject to customary closing conditions, governmental and other third-party consents.  There can be no assurance that the closing conditions will be satisfied or that the MOB Sale will be consummated.   The anticipated net sales proceeds are expected to exceed the net carrying value of the 55 properties comprising the MOB sale.

The Company evaluates its properties on an ongoing basis, including any changes to the intended use, operating performance or plans to dispose of assets to determine if the carrying value is recoverable. As further described in Note 1. “Organization,” the Company and its Special Committee have been actively exploring Possible Strategic Alternatives to provide liquidity to the Company’s stockholders.  As part of this process, the Company evaluated each of the remaining 15 properties classified as held sale to determine whether it was likely that the carrying value of the Company’s properties would be recoverable.  The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, appraisal information from an independent third-party valuation firm engaged as a valuation advisor, comparable sales transactions and other information from financial advisors of the Company and/or potential buyers, as applicable.  As a result of this analysis, the Company recorded an impairment provision related to its Hurst Specialty Hospital of approximately $4.3 million, which is included in discontinued operations for the year ended December 31, 2018, to write-off the associated assets in excess of the estimated net sales proceeds, as it was determined that the carrying value of this property would not be recoverable.  There were no impairments during the years ended December 31, 2017 and 2016.

In December 2018, the Company committed to a plan to sell Welbrook Senior Living Grand Junction and classified the property as held for sale.  The sale of this property would not cause a strategic shift in the Company and it is not considered individually significant; therefore, it does not qualify as discontinued operations.  In connection with classifying the property as held for sale, the Company recorded an impairment of approximately $7.9 million, which is included in continuing operations for the year ended December 31, 2018; refer to Note 4. “Real Estate Assets, net” for additional information.

In March 2019, the Company entered into the IRF Sale Agreement with subsidiaries of Global Medical REIT Inc. (NYSE: GMRE) related to the IRF Sale.  Refer to Note 18. “Subsequent Events” for additional information.

As of December 31, 2018, the 70 properties classified as assets held for sale and liabilities associated with those assets held for sale consisted of the following (in thousands):

	As of December 31, 2018
	MOB/Healthcare Portfolio	Other	Total
Real estate held for sale, net	$952,656	$51,339	$1,003,995
Real estate under development	3,490	―	3,490
Intangibles, net	82,417	800	83,217
Deferred rent and lease incentives	36,562	6,501	43,063
Other assets	11,425	182	11,607
Restricted cash	2,013	260	2,273
Assets held for sale, net	$1,088,563	$59,082	$1,147,645
Mortgages and other notes payable	$492,701	$8,097	$500,798
Credit facilities	212,731	34,778	247,509
Other liabilities	16,653	634	17,287
Accounts payable and accrued liabilities	8,425	―	8,425
Liabilities associated with assets held for sale	$730,510	$43,509	$774,019

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations (continued)

As of December 31, 2017, the 71 assets classified as held for sale and liabilities associated with those assets consisted of the following (in thousands):

	As of December 31, 2017
	MOB/Healthcare Portfolio	Other	Total
Real estate held for sale, net	$979,601	$59,914	$1,039,515
Intangibles, net	95,399	801	96,200
Deferred rent and lease incentives	30,353	6,357	36,710
Other assets	9,225	215	9,440
Restricted cash	2,532	353	2,885
Assets held for sale, net	$1,117,110	$67,640	$1,184,750
Mortgages and other notes payable	$492,655	$—	$492,655
Credit facilities	218,174	39,149	257,323
Other liabilities	19,388	1,678	21,066
Accounts payable and accrued liabilities	8,337	328	8,665
Liabilities associated with assets held for sale	$738,554	$41,155	$779,709

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations (continued)

The Company classified the revenues and expenses related to the Company’s MOB/Healthcare Portfolio, which consists of 63 properties, as discontinued operations in the accompanying consolidated statements of operations, as it believes the sale of these properties represents a strategic shift in the Company’s operations.  The following table is a summary of loss from discontinued operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenues:
Rental income and tenant reimbursements	$114,719	$113,709	$111,856
Operating expenses:
Property operating expenses	30,538	30,254	29,228
General and administrative	1,291	1,086	909
Acquisition fees and costs	―	―	768
Asset management fees	11,984	12,042	11,813
Property management fees	3,679	4,249	4,090
Financing coordination fees	2,326	―	―
Contingent purchase price consideration adjustment	―	47	(540)
Impairment provision	4,392	―	―
Loss on lease terminations	―	―	785
Depreciation and amortization	31,961	43,567	45,396
Total operating expenses	86,171	91,245	92,449

Operating income	28,548	22,464	19,407
Other income (expense):
Interest and other income (expense)	109	(73)	2
Interest expense and loan cost amortization	(33,060)	(30,089)	(26,283)
Total other expense	(32,951)	(30,162)	(26,281)
Loss before income taxes	(4,403)	(7,698)	(6,874)
Income tax expense	(6)	(75)	(75)
Loss from discontinued operations	$(4,409)	$(7,773)	$(6,949)

7.	Operating Leases

As of December 31, 2018, the Company owned 85 properties (of which 63 properties were classified as discontinued operations) that were leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases; of which, 42 are single-tenant properties that are 100% leased under operating leases and the remaining 43 are multi-tenant properties that are leased under operating leases. The Company’s leases had a weighted average remaining lease term of 5.1 years based on annualized base rents expiring between 2019 and 2032, subject to the tenants’ options to extend the lease periods ranging from two to ten years.  In addition, certain tenants hold options to extend their leases for multiple periods.

Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses.  Each tenant is expected to pay real estate taxes directly to taxing authorities.  However, if the tenant does not pay, the Company will be liable.  The total annualized property tax assessed on these properties is approximately $5.1 million.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

7.	Operating Leases (continued)

Under the terms of the multi-tenant lease agreements that have third-party property managers, each tenant is responsible for the payment of their proportionate share of property taxes, general liability insurance, utilities, repairs and common area maintenance. These amounts are billed monthly and recorded as tenant reimbursement income in the accompanying consolidated statements of operations.

The following are future minimum lease payments to be received under non-cancellable operating leases for the next five years and thereafter, in the aggregate, as of December 31, 2018 (in thousands), excluding the 63 properties classified as discontinued operations:

2019	$34,070
2020	36,309
2021	37,073
2022	29,421
2023	18,506
Thereafter	50,655
$206,034

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above- and below-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.

8.	Variable Interest Entities

As of December 31, 2018 and 2017, the Company had eight and 10 subsidiaries, respectively, which are classified as VIEs. The change in the number of VIE’s across periods resulted from: (1) the sale of Physicians Regional in accordance with the put option in the air rights lease and (2) a reconsideration event related to the repayment of another development entity’s construction loan.  The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of December 31, 2018 and 2017 are as follows (in thousands):

	As of December 31,
	2018	2017
Assets:
Real estate investment properties, net	$146,341	$174,263
Assets held for sale, net (1)	$39,601	$44,998
Cash	$342	$2,203
Other assets	$678	$384
Deferred rent and lease incentives	$7,160	$3,577
Restricted cash	$208	$1,212
Liabilities:
Mortgages and other notes payable, net	$102,578	$118,378
Liabilities associated with assets held for sale (1)	$30,695	$35,848
Accounts payable and accrued liabilities	$784	$3,117
Accrued development costs	$—	$909
Other liabilities	$1,321	$947

FOOTNOTE:

(1)	Refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

8.	Variable Interest Entities (continued)

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $57.2 million as of December 31, 2018. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

The Company had eight subsidiaries which are classified as VIEs due to the following factors and circumstances as of December 31, 2018:

•

Two of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to a ground lease that include buy-out and put options held by either the tenant or landlord under the applicable lease.

•	Three of these subsidiaries are entities with completed real estate under development in which there is insufficient equity at risk due to the development nature of each entity.
•	Two of these subsidiaries are joint ventures with completed real estate under development in which there is insufficient equity at risk due to the development nature of each joint venture.
•	One of these subsidiaries is a joint venture with equity interest that consists of non-substantive protective voting rights, but not any participating or kick-out rights.

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

9.	Contingent Purchase Price Consideration

During the year ended December 31, 2018, the Company did not have any adjustments or cash flows related to contingent purchase price consideration as the Company had no remaining obligations as of December 31, 2017. The following tables provide a roll-forward of the fair value of the Company’s aggregate contingent purchase price consideration for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
Property	Beginning asset (liability) as of December 31, 2016	Contingent Consideration Payment (Receipt)	Change in Fair Value	Contingent Consideration in Connection with Acquisition	Ending asset (liability) as of December 31, 2017
Superior Residences of Panama City (1)	$(4,000)	$4,000	$—	$—	$—
	$(4,000)	$4,000	$—	$—	$—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

9.	Contingent Purchase Price Consideration (continued)

	Year Ended December 31, 2016
Property	Beginning asset (liability) as of December 31, 2015	Contingent Consideration Payment (Receipt)	Change in Fair Value	Contingent Consideration in Connection with Acquisition	Ending asset (liability) as of December 31, 2016
Superior Residences of Panama City (1)	$(3,000)	$—	$(1,000)	$—	$(4,000)
The Shores of Lake Phalen (2)	(750)	—	750	—	—
	$(3,750)	$—	$(250)	$—	$(4,000)

FOOTNOTES:

(1)

In connection with the purchase of Superior Residences of Panama City, the Company entered into an earn-out agreement with the seller whereby up to $4 million in additional consideration was owed in the event that certain performance targets were met (“Panama City Earn-Out”) during the immediate 36 months post-closing.  As of December 31, 2017, the Company had no remaining obligations pursuant to the Panama City Earn-Out agreement.

(2)

In connection with the purchase of Shores of Lake Phalen, the Company entered into an earn-out agreement with the seller whereby up to $0.8 million in additional consideration was owed in the event that certain net operating income targets were met (“Shores of Lake Phalen Earn-Out”) during the immediate 12 months post-closing.  The Shores of Lake Phalen Earn-Out expired as of December 31, 2016.

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

YEAR ENDED DECEMBER 31, 2018

10.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2018 and 2017, excluding indebtedness related to assets held for sale (in thousands):

	As of December 31,
	2018	2017
Mortgages payable and other notes payable:
Fixed rate debt	$358,843	$368,873
Variable rate debt (1) (2)	174,046	174,058
Mortgages and other notes payable (3)	532,889	542,931
Premium (discount), net (4)	184	225
Loan costs, net	(2,429)	(3,658)
Total mortgages and other notes payable, net	530,644	539,498
Credit facilities:
Revolving Credit Facility (1) (2) (5)	―	―
First Term Loan Facility (1)	151,616	99,435
Second Term Loan Facility (1) (2)	275,000	275,000
Loan costs, net related to Term Loan Facilities	(1,003)	(1,692)
Total credit facilities, net	425,613	372,743
Total indebtedness, net	$956,257	$912,241

FOOTNOTES:

(1)

As of December 31, 2018 and 2017, the Company had entered into interest rate swaps with notional amounts of approximately $151.6 million and $99.4 million, respectively, which were settling on a monthly basis.  Refer to Note 12. “Derivative Financial Instruments” for additional information.  In February 2019, the Company extended the term of its First Term Loan to February 2020, refer to Note 18. “Subsequent Events” for additional information.

(2)

As of December 31, 2018 and 2017, the Company had entered into interest rate caps with notional amounts of approximately $330.0 million and $330.0 million, respectively.  In addition, as of December 31, 2018 the Company had entered into interest rate caps with forward effective dates with notional amounts of approximately $151.6 million in order to hedge the Company’s exposure to interest rate changes in future periods. Refer to Note 12. “Derivative Financial Instruments” for additional information.

(3)

As of December 31, 2018 and 2017, the Company’s mortgages and other notes payable are collateralized by 37 and 38 properties, respectively, with total carrying value of approximately $0.8 billion and $0.8 billion, respectively.

(4)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(5)

As of December 31, 2018 and 2017, the Company had undrawn availability under the Revolving Credit Facility of approximately $14.7 million and $28.4 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan, which includes certain assets held for sale.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

10.	Indebtedness (continued)

The following is a schedule of future principal payments and maturity for the Company’s total indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2018 (in thousands):

2019	$238,156
2020	404,822
2021	11,341
2022	282,496
2023	22,874
Thereafter	―
$959,689

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

10.	Indebtedness (continued)

The Company has $238.2 million of indebtedness maturing in 2019, of which $151.6 million relates to the First Term Loan, which was extended through February 2020.  In order to satisfy these maturing obligations, the Company determined it needs to access the debt markets to obtain capital.  As such, the Company is actively negotiating with its lenders on a long-term refinancing of the Credit Facilities.  In addition, the Company intends to execute on its strategic alternatives, as described in Note 1 “Organization,” including both the MOB Sale and the IRF Sale, which will further generate available liquidity.  In the event these sources of capital are not sufficiently available, the Company will need to identify alternative sources of capital.

The following table details the Company’s mortgages and other notes payable as of December 31, 2018 and 2017, excluding assets held for sale (in thousands):

	Interest Rate at
	December 31,		Maturity	December 31,
Property and Loan Type	2018 (1)	Payment Terms	Date (2)	2018	2017
Primrose II Communities; Mortgage Loan	3.81% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	6/1/20	$21,047	$21,541
Pacific Northwest Communities; Mortgage Loans (3)	4.30% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/22	202,978	208,990
Capital Health Communities; Mortgage Loans (4)	(4)	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/22	60,902	62,767
Primrose I Communities; Mortgage Loan (5)	4.11% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/1/22	48,753	49,899
Watercrest at Mansfield; Mortgage Loan (6)	4.68% per annum	Monthly principal and interest payments based on a total payment of $143,330	6/1/23	25,163	25,676
		Total fixed rate debt		358,843	368,873
Shores of Lake Phalen; Secured Term Loan	30-day LIBOR plus 2.42% per annum	Monthly interest only payments through June 2019	6/30/19	16,859	―
HarborChase of Shorewood; Construction Loan	30-day LIBOR plus 3% per annum	Monthly interest only payments through June 2017; principal and interest payments thereafter based on a 25-year amortization schedule	7/5/19	―	14,706
Wellmore of Lexington; Construction Loan	30-day LIBOR plus 2.5% per annum	Monthly interest only payments through September 2019	9/13/19	35,421	33,423
Watercrest at Katy Construction Loan	30-day LIBOR plus 2.75% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	12/27/19	21,552	26,300
Wellmore of Tega Cay; Construction Loan (7)	30-day LIBOR plus 2.65% per annum	Monthly interest only payments for the first 12 months; principal and interest payments thereafter based on a 30-year amortization schedule	3/1/20	27,715	28,000
Palmilla Senior Living; Mortgage Loan (7)	30-day LIBOR plus 2.0% per annum	Monthly interest only payments through April 2017; principal and interest payments thereafter based on a 30-year amortization schedule	3/22/20	26,478	26,799
Waterstone on Augusta; Construction Loan	30-day LIBOR plus 3.0% per annum	Monthly interest only payments through September 2018; principal and interest payments thereafter based on a 30-year amortization schedule	9/1/20	18,830	18,302

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

10.	Indebtedness (continued)

	Interest Rate at
	December 31,		Maturity	December 31,
Property and Loan Type	2018 (1)	Payment Terms	Date (2)	2018	2017
Fieldstone at Pear Orchard; Construction Loan	30-day LIBOR plus 2.9% per annum	Monthly interest only payments through September 2018; principal payments thereafter based on a 25-year amortization schedule	10/15/20	$10,791	$10,900
Dogwood Forest of Grayson; Construction Loan	30-day LIBOR plus 3.0% per annum	Monthly interest only payments through December 2018; principal payments thereafter based on a 30-year amortization schedule	12/1/20	16,400	15,628
		Total variable rate debt		174,046	174,058
		Total mortgages and other notes payable, net		$532,889	$542,931

FOOTNOTES:

(1)	The 30-day and 90-day LIBOR were approximately 2.50% and 2.81%, respectively, as of December 31, 2018 and approximately 1.56% and 1.70%, respectively, as of December 31, 2017.
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

YEAR ENDED DECEMBER 31, 2018

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

(6)	The balance for this loan excludes a remaining premium of $0.2 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date.

(7)

The Company entered into an interest rate cap with a remaining notional amount of $117.0 million, of which a portion has been designated to hedge these loans; see Note 12. “Derivative Financial Instruments” for additional information.

The following table details the Company’s mortgages and other notes payable included within the liabilities associated with assets held for sale as of December 31, 2018 and 2017 (in thousands):

	Interest Rate at
	December 31,		Maturity	December 31,
Property and Loan Type	2018 (1)	Payment Terms	Date (2)	2018	2017
Novi Orthopaedic Center; Mortgage Loan	3.61% per annum	Monthly interest only payments through June 2018; principal and interest payments thereafter based on a 25-year amortization schedule	6/15/20	$19,581	$19,825
ProMed Medical Building I; Mortgage Loan	3.64% per annum (3)	Monthly principal and interest payments based upon a 30-year amortization schedule	1/15/22	6,473	6,673
540 New Waverly Place; Mortgage Loan	4.08% per annum	Monthly principal and interest payments based upon a 25-year amortization schedule	5/31/28	6,452	6,665
LaPorte Cancer Center; Mortgage Loan	4.25% per annum (through 2020)	Monthly principal and interest payments based on a 25-year amortization schedule	6/14/28	7,335	7,571
		Total fixed rate debt		39,841	40,734
Calvert Medical Office Properties; Mortgage Loan	30-day LIBOR plus 2.50% per annum	Monthly interest only payments for the first 18 months; principal and interest payments thereafter based on a 30-year amortization schedule	8/29/18	―	25,121
Welbrook Senior Living Grand Junction; Secured Term Loan	30-day LIBOR plus 2.42% per annum	Monthly interest only payments through June 2019	6/30/19	8,141	―
Medical Portfolio II Properties; Mortgage Loan (4)	90-day LIBOR plus 2.35% at 0.25% LIBOR floor	Monthly principal and interest payments based on a 25-year amortization schedule	7/14/19	77,074	79,295
Northwest Medical Park; Mortgage Loan	30-day LIBOR plus 2.30% per annum	Monthly principal and interest payments based upon a 25-year amortization schedule	10/31/19	6,628	6,765
Lee Hughes Medical Building; Mortgage Loan	30-day LIBOR plus 1.85% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	3/5/20	17,043	17,572

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

10.	Indebtedness (continued)

	Interest Rate at
	December 31,		Maturity	December 31,
Property and Loan Type	2018 (1)	Payment Terms	Date(2)	2018	2017
Triangle Orthopaedic; Mortgage Loan (5)	30-day LIBOR plus 2.25% per annum	Interest only payments through March 2017; principal payments thereafter based on a 30-year amortization schedule	4/11/21	$36,962	$37,475
Cobalt Rehabilitation Hospital Surprise; Mortgage Loan	30-day LIBOR plus 2.6% per annum at 0.4% LIBOR floor	Monthly interest only payments through May 2017; principal payments thereafter based on a 25-year amortization schedule	5/19/22	14,829	15,167
Knoxville Medical Office Properties and Claremont Medical Office; Mortgage Loan (6)	30-day LIBOR plus 2.45% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	5/24/22	51,575	57,350
Cobalt Rehabilitation Hospital New Orleans; Mortgage Loan	30-day LIBOR plus 2.45% per annum at 0.55% LIBOR floor	Monthly interest only payments through October 2017; principal payments thereafter based on a 25-year amortization schedule	10/19/22	19,055	19,421
MHOSH;Mortgage Loan (7)	30-day LIBOR plus 2.20% per annum	Interest only payments through June 2020; principal payments thereafter based on a 30-year amortization schedule	5/24/23	57,630	47,072
Southeast Medical Office Properties; Mortgage Loan (8)	30-day LIBOR plus 2.0% per annum	Interest only payments through January 2021; principal payments thereafter based on a 30-year amortization schedule	6/14/23	175,000	149,864
		Total variable rate debt		463,937	455,102
		Total indebtedness associated with assets held for sale		$503,778	$495,836

FOOTNOTES:

(1)	The 30-day and 90-day LIBOR were approximately 2.50% and 2.81%, respectively, as of December 31, 2018 and approximately 1.56% and 1.70%, respectively, as of December 31, 2017.

(2)

Represents the initial maturity date (or, as applicable, the maturity date as extended).  Certain of the Company’s mortgages and other notes payable agreements include extension options held by the Company under which the maturity dates may be extended beyond the date presented, subject to certain lender conditions and/or related fees.

(3)	Beginning January 2020, the interest rate transitions to variable rate based on 30-day LIBOR plus 2.20% per annum.

(4)	The Company entered into an interest rate swap with a remaining notional amount of $79.2 million; see Note 12. “Derivative Financial Instruments” for additional information.

(5)

The Company entered into an interest rate cap with a remaining notional amount of $117.0 million, of which a portion has been designated to hedge this loan; see Note 12. “Derivative Financial Instruments” for additional information.

(6)

In May 2017, the Company refinanced the loans related to the Claremont Medical Office property and the Knoxville Medical Office Properties of approximately $12.4 million and $37.2 million, respectively, into a combined loan. The original loans were scheduled to mature January 2018 and July 2018, respectively. The Company entered into an interest rate swap with a remaining notional amount of $51.6 million; see Note 12. “Derivative Financial Instruments” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

10.	Indebtedness (continued)
(7)	The Company entered into an interest rate cap with a remaining notional amount of $57.6 million; see Note 12. “Derivative Financial Instruments” for additional information.

(8)	The Company entered into an interest rate cap with a remaining notional amount of $125.1 million; see Note 12. “Derivative Financial Instruments” for additional information.

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of December 31, 2018 and 2017 (in millions):

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$528.7	$530.6	$543.8	$539.5
Credit facilities	$426.6	$425.6	$374.4	$372.7
Indebtedness associated with assets held for sale	$751.8	$748.3	$748.7	$750.1

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of December 31, 2018 and 2017 because of the relatively short maturities of the obligations.

In December 2014, the Company entered into a $230 million Revolving Credit Facility and a $175 million First Term Loan Facility.  Pursuant to the associated credit agreement, the Company has the ability to increase the borrowing capacity to $700 million under the accordion feature of the Credit Facilities.  The Company has exercised this accordion feature and increased our borrowing capacity to $445 million.  In December 2018, the Company exercised its second and final 12-month extension option on the Revolving Credit Facility, resulting in the term ending December 2019.  The First Term Loan Facility has an initial term through February 2019 plus one 12-month extension option through which the term can be extended through February 2020, which the Company exercised in February 2019, as described further in Note 18 – “Subsequent Events.”  The Credit Facilities bear interest based on 30-day LIBOR and a spread that varies with the Company’s leverage ratio.

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

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage and (viii) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum debt service coverage ratio, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status.  As of December 31, 2018, the Company was in compliance with all financial covenants.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

11.	Related Party Arrangements

The Company is externally advised and has no direct employees. Certain of the Company’s executive officers are executive officers of, or are on the board of managers of the Advisor.  In addition, certain directors and officers hold similar positions with the Managing Dealer.

In connection with services provided to the Company, affiliates are entitled to the following fees:

Advisor — The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, offering, acquisition and operating activities. Pursuant to the advisory agreement, as amended, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties (including its proportionate share of properties acquired through joint ventures) for services rendered in connection with the selection, evaluation, structure and purchase of assets. In addition, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the average real estate asset value (as defined in the advisory agreement) of the Company’s properties, including its proportionate share of properties owned through joint ventures. The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

The Company will pay the Advisor, if a substantial amount of services are provided as determined by the Company’s independent directors, a disposition fee in an amount equal to (a) 1% of the gross market capitalization of the Company upon the occurrence of a listing on a national securities exchange, or 1% of the gross consideration paid upon the occurrence of a liquidity event as a result of a merger, share exchange or acquisition or similar transaction pursuant to which the stockholders receive cash and/or listed or non-listed securities, or (b) 1% of the gross sales price upon the sale or transfer of one or more assets (including a sale of all the Company’s assets). The Company will not pay its Advisor a disposition fee in connection with the sale of investments that are securities; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor, if such affiliate is properly licensed.

Under the advisory agreement and the Company’s articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a listing (which would also include the receipt by the Company’s stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of the Company’s common stock as a result of a merger, share acquisition or similar transaction). However, once a listing occurs, the Advisor will not be entitled to receive an incentive fee on subsequent sales of assets. The incentive fees are calculated pursuant to formulas set forth in the expense support agreement, the advisory agreement and the Company’s articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus a 6% cumulative, noncompounded annual return on their invested capital. Upon termination or non-renewal of the advisory agreement by the Advisor for good reason (as defined in the advisory agreement) or by the Company other than for cause (as defined in the advisory agreement), a listing or sale of assets after such termination or non-renewal will entitle the Advisor to receive a pro-rated portion of the applicable subordinated incentive fee.

In addition, the Advisor or its affiliates may be entitled to receive fees that are usual and customary for comparable services in connection with the financing, development, construction or renovation of a property, subject to approval of the Company’s board of directors, including a majority of its independent directors.

Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”).  In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreement.  For the Expense Year ended December 31, 2018, the Company did not incur operating expenses in excess of the Limitation.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

11.	Related Party Arrangements (continued)

Property Manager — Through June 2018, pursuant to a property management agreement, as amended, with the Property Manager which was not renewed and expired on June 28, 2018, the Property Manager received property management fees of (a) 2% of annual gross rental revenues from single tenant properties, and (b) 4% of annual gross rental revenues from multi-tenant properties. In the event that the Company contracted directly with a third-party property manager, the Company paid the Property Manager an oversight fee of up to 1% of annual gross revenues of the property managed; however, in no event would the Company have paid both a property management fee and an oversight fee with respect to the same property. The Company paid to the Property Manager a construction management fee equal to 5% of hard and soft costs associated with the initial construction or renovation of a property, or with the management and oversight of expansion projects and other capital improvements, in those cases in which the value of the construction, renovation, expansion or improvements exceeded (i) 10% of the initial purchase price of the property, and (ii) $1.0 million, which the fee was due and payable upon completion of such projects.

Expense Support Agreement — Pursuant to the original expense support agreement, the Company’s Advisor agreed to forgo the payment of fees in cash and accept Restricted Stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) aggregate MFFO, as defined.  The Advisor expense support amount was determined for each calendar quarter, on a non-cumulative basis, on each quarter-end date ("Original Determination Date”).   The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their invested capital plus a 6% cumulative noncompounded annual return upon ultimate liquidity of the Company.  Any amounts settled, and for which restricted stock shares were issued, pursuant to the original expense support agreement have been permanently settled and the Company has no further obligation to pay such amounts.

In March 2016, the Company’s board of directors approved the third amended and restated expense support agreement with the Advisor that was effective January 1, 2016.  This amendment changed the calculation and determination date of the expense support amounts from each calendar quarter on a non-cumulative basis, to each calendar year on a cumulative year-to-date basis ("Amended Determination Date”).

In February 2017, the Company’s board of directors approved the fourth amended and restated expense support agreement with the Advisor that was effective January 1, 2017.  This amendment limited the annual expense support amount, in the aggregate, to an annualized four percent of the weighted average of the Board’s most recent determination of NAV per share and change the calculation to exclude the impact of completed development properties for a specified period of time after the property is placed into service (as defined in the agreement).

The aforementioned amendment, along with the original expense support agreement and previous amendments govern the fees and expenses charged by the Advisor to the Company.  Under the terms of the expense support agreement, for each quarter within a calendar expense support year, the Company will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreement, the Company will issue, within 90 days following the determination date, a number of shares of Restricted Stock equal to the quotient of the expense support amounts provided by the Advisor for the preceding calendar year divided by the Company’s then-current estimated NAV per share of common stock.  The terms of the expense support agreement automatically renew for consecutive one year periods, subject to the right of the Advisor to terminate their respective agreements upon 30 days’ written notice to the Company.

CNL Capital Markets LLC — CNL Capital Markets LLC, an affiliate of CNL, receives a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the term of the agreement. For the years ended December 31, 2018, 2017 and 2016, the Company incurred approximately $0.9 million, $0.9 million and $0.9 million in such fees, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

11.	Related Party Arrangements (continued)

Co-venture partners —The Company incurs operating expenses which, in general, relate to administration of the Company and its subsidiaries on an ongoing basis.

The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in the loss from discontinued operations for the years ended December 31, 2018, 2017 and 2016, and related amounts unpaid as of December 31, 2018 and 2017 are as follows (in thousands):

				Unpaid amounts (1)
	Years Ended December 31,			as of December 31,
	2018	2017	2016	2018	2017
Reimbursable expenses:
Operating expenses (2)	$6,203	$5,791	$5,966	$722	$1,042
Acquisition fees and expenses	—	6	104	―	2
	6,203	5,797	6,070	722	1,044
Investment services fees (3)	60	126	739	—	—
Disposition fee (4)	58	—	343	—	—
Financing coordination fees (5)	2,326	3,601	—	—	—
Property management fees (6)	2,323	4,807	5,059	—	381
Asset management fees (7)	30,385	30,157	29,121	2,533	2,516
	$41,355	$44,488	$41,332	$3,255	$3,941

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying consolidated balance sheets.
(2)

Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying consolidated balance sheets.

(3)

For the year ended December 31, 2018, the Company incurred approximately $0.1 million in investment services fees of which approximately $0.1 million, was capitalized and included in real estate assets, net in the accompanying consolidated balance sheets.  For the year ended December 31, 2017, the Company incurred approximately $0.1 million in investment service fees of which approximately $0.1 million was capitalized and included in real estate under development. For the December 31, 2016, the Company incurred approximately $0.7 million in investment service fees of which approximately $0.2 million was capitalized and included in real estate under development. Investment service fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying consolidated statements of operations.

(4)	Amounts are recorded as a reduction to gain on sale of real estate in the accompanying consolidated statements of operations.
(5)

For the year ended December 31, 2018, the Company incurred approximately $2.3 million in financing coordination fees related to the refinancing of the loans associated with certain operating properties.  For the December 31, 2017, the Company incurred approximately $3.6 million in financing coordination fees related to the refinancing of the loans associated with certain operating properties of which approximately $0.9 million in financing coordination fees were capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying consolidated balance sheets.   There were no financing coordination fees incurred for the year ended December 31, 2016.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

11.	Related Party Arrangements (continued)
(6)

For the years ended December 31, 2018, 2017 and 2016, the Company incurred approximately $2.3 million, $4.8 million and $5.1 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $5,000, $0.3 million and $0.9 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying consolidated balance sheets.  The Property Management Agreement was not renewed beyond its expiration date of June 2018.

(7)

For the years ended December 31, 2018, 2017 and 2016, the Company incurred approximately $30.4 million, $30.2 million and $29.1 million, respectively, in asset management fees payable to the Advisor, of which approximately $2.9 million for the year ended December 31, 2016 was settled in accordance with the terms of the Advisor Expense Support Agreement.  No expense support was received for the years ended December 31, 2018 and 2017. There was approximately $11,000, $0.5 million and $0.8 million, respectively, capitalized and included in real estate under development in the accompanying consolidated balance sheets for the years ended December 31, 2018, 2017 and 2016.

The following fees have been settled and paid in the form of Restricted Stock in accordance with the expense support agreements for the years ended December 31, 2018, 2017 and 2016, and cumulatively as of December 31, 2018 (in thousands, except per share data):

	Years Ended				As of
	December 31,				December 31,
	2018		2017	2016	2018
Asset management fees (1)	$—		$—	$2,918	$13,565
Then-current NAV (2)	$10.01	(3)	$10.32	$10.04	$10.01
Restricted stock shares (3)	—		—	291	1,332
Cash distributions on Restricted Stock (4)	$630		$571	$427	$2,012

FOOTNOTES:

(1)	No other amounts have been settled in connection with the expense support agreements for the years ended December 31, 2018, 2017 and 2016, and cumulatively as of December 31, 2018.
(2)

The number of Restricted Stock shares granted to the Advisor in lieu of payment in cash is determined by dividing the expense support amount for the respective determination date by the then-current NAV per share.

(3)

Restricted stock shares are comprised of approximately 1.3 million issued to the Advisor as of December 31, 2018.  No fair value was assigned to the Restricted Stock shares as the shares were valued at zero, which represents the lowest possible value estimated at vesting.  In addition, the restricted stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of December 31, 2018.

(4)	The cash distributions have been recognized as compensation expense as declared and included in general and administrative expense in the accompanying consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

12.	Derivative Financial Instruments

The following summarizes the terms of the Company’s derivative financial instruments and the corresponding asset (liability) as of December 31, 2018 and 2017, including properties classified as held for sale (in thousands):

							Fair value asset (liability) as of
Notional Amount		Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	December 31, 2018	December 31, 2017
$—	(2)	1.3%	2.6%	1/17/2013	1/15/2015	1/16/2018	$—	$1
$—	(2)	2.7%	2.5%	9/6/2013	8/17/2015	7/10/2018	$—	$(213)
$—	(2)	2.8%	2.5%	9/6/2013	8/17/2015	8/29/2018	$—	$(182)
$—	(2)(3)	2.4%	2.9%	8/15/2014	6/1/2016	6/2/2019	$—	$(280)
$79,201	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019	$168	$(424)
$175,000	(2)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019(5)	$220	$464
$125,087	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019	$966	$516
$—	(3)	1.5%	—%	11/19/2015	11/19/2015	11/30/2018	$—	$681
$—	(4)	1.5%	—%	3/1/2016	3/1/2016	11/30/2018	$—	$393
$117,000	(4)	2.3%	—%	8/29/2017	8/29/2017	9/1/2019	$247	$95
$410,000	(4)	3.0%	—%	3/28/2018	11/30/2018	12/19/2019	$44	$—
$51,575	(4)	3.0%	—%	3/28/2018	7/10/2018	12/19/2019	$6	$—
$175,000	(4)	3.0%	—%	3/28/2018	2/19/2019	12/19/2019	$19	$—
$57,630	(4)	3.0%	—%	5/4/2018	5/4/2018	12/19/2019	$6	$—

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

12.	Derivative Financial Instruments (continued)

The following summarizes the gross and net presentation of amounts related to the Company’s, or its equity method investment’s, derivative financial instruments as of December 31, 2018 and 2017 (in thousands):

	Gross and net amounts of asset (liability) as of December 31, 2018			Gross amounts as of December 31, 2018
Notional amount	Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
$79,201(2)	$168	$—	$168	$168	$—	$168
$175,000(2)	$220	$—	$220	$220	$—	$220
$125,087(2)	$966	$—	$966	$966	$—	$966
$117,000(4)	$247	$—	$247	$247	$—	$247
$410,000(4)	$44	$—	$44	$44	$—	$44
$51,575(4)	$6	$—	$6	$6	$—	$6
$175,000(4)	$19	$—	$19	$19	$—	$19
$57,630(4)	$6	$—	$6	$6	$—	$6

	Gross and net amounts of asset (liability) as of December 31, 2017			Gross amounts as of December 31, 2017
Notional amount	Gross amount	Offset amount	Net amount	Financial Instruments	Cash Collateral	Net Amount
$11,842(2)	$1	$—	$1	$1	$—	$1
$36,839(2)	$(213)	$—	$(213)	$(213)	$—	$(213)
$25,103(2)	$(182)	$—	$(182)	$(182)	$—	$(182)
$47,072(2)	$(280)	$—	$(280)	$(280)	$—	$(280)
$80,841(2)	$(424)	$—	$(424)	$(424)	$—	$(424)
$175,000(2)	$464	$—	$464	$464	$—	$464
$129,722(2)	$516	$—	$516	$516	$—	$516
$260,000(2)	$681	$—	$681	$681	$—	$681
$150,000(4)	$393	$—	$393	$393	$—	$393
$117,000(4)	$95	$—	$95	$95	$—	$95

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.

(2)	Amounts related to interest rate swaps held by the Company which are recorded at fair value and included in either other assets or other liabilities in the accompanying consolidated balance sheets.

(3)

Amounts related to an interest rate swap that settled in May 2018 in connection with the refinancing of the underlying mortgage loan and the Company received approximately $0.1 million upon settlement.

(4)

Amounts related to the interest rate caps held by the Company, or its equity method investment, which are recorded at fair value and included in other assets in the accompanying consolidated balance sheets.

(5)	Refer to Note 18 – “Subsequent Events” for additional information regarding the extension of the First Term Loan.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

12.	Derivative Financial Instruments (continued)

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

Redeemable Noncontrolling Interest:

In connection with the Watercrest at Katy joint venture, the Company’s joint venture partner acquired a 5% noncontrolling interest that includes a put option of its membership to the Company commencing in July 2016 when the Watercrest at Katy development opened to residents and concluding in July 2021 when NOI is: (a) equal to or greater than the NOI threshold established in the joint venture agreement, and (b) has been equal to or greater than the NOI threshold established in the joint venture agreement for the three calendar months immediately preceding the calendar month during which the  joint venture partner exercises the put option.  The put option is redeemable for cash at a price equal to the appraised market value (less certain transaction-related costs) at the time the put option is exercised (“Put Price”).  The Company’s maximum redemption exposure, as a result of these redeemable equity securities, is limited to the Put Price multiplied by the joint venture partner’s 5% membership interest.

Stockholders’ Equity:

Public Offerings — While the Company’s Offerings closed on September 30, 2015, pursuant to a Form S-3 filed under the Securities Exchange Act of 1933 with the SEC, the Company provided existing stockholders the opportunity to designate their cash distributions for reinvestment until the suspension of the Company’s Reinvestment Plan, which was effective July 11, 2018.  Effective with the suspension of the Company’s Reinvestment Plan, stockholders who were participants in the Reinvestment Plan now receive cash distributions instead of additional shares of common stock. For the years ended December 31, 2018, 2017 and 2016, the Company received proceeds of approximately $22.0 million (2.1 million shares), $43.2 million (4.3 million shares) and $42.6 million (4.4 million shares), respectively, through the Reinvestment Plan.

Distributions — For the years ended December 31, 2018, 2017 and 2016, the Company declared cash distributions of $81.1 million, $77.7 million and $74.0 million, respectively, of which $59.1 million, $34.5 million and $31.5 million, respectively, were paid in cash to stockholders and $22.0 million, $43.2 million and $42.6 million, respectively, were reinvested pursuant to the Reinvestment Plan.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

13.	Equity (continued)

The tax composition of the Company’s distributions declared for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
Ordinary income	0.0%	0.0%	21.5%
Capital gain	0.0%	0.0%	14.4%
Unrecaptured Sec. 1250 gain	0.0%	0.0%	1.2%
Return of capital	100.0%	100.0%	62.9%

Redemptions — For the years ended December 31, 2018, 2017 and 2016, the Company received requests for the redemption of common stock under its Redemption Plan of approximately 4.4 million, 4.7 million and 3.7 million shares, respectively, of which, 2.8 million, 4.7 million and 3.7 million were approved for redemption at an average price of $10.14, $9.99 and $9.73, respectively, and for a total of approximately $28.4 million, $47.3 million and $36.2 million, respectively.  The remaining $16.4 million (1.6 million shares) of excess redemptions requests were placed in a redemption requests queue. In June 2018, in light of the Company’s decision to proceed with the exploration of Possible Strategic Alternatives, the Company suspended the Redemption Plan effective July 11, 2018.  The $16.4 million in unsatisfied redemption requests were placed in the redemption queue and will remain there until such time, if at all, that the Company’s board of directors reinstates the Redemption Plan.  Unless the Redemption Plan is reinstated by the Company’s board of directors, the Company will not as a general matter, accept or otherwise process any additional redemption requests received after July 11, 2018.  There can be no guarantee that the Redemption Plan will be reinstated by the Company’s board of directors.

Promoted Interest — In connection with the Company’s promoted interest agreements, certain operating targets have been established which, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development. For the years ended December 31, 2018, 2017 and 2016, the Company recorded, as a reduction to capital in excess of par value, the following distributions to holders of promoted interest (in thousands):

	Years Ended December 31,
	2018	2017	2016
Dogwood Forest of Acworth	$—	$—	$(3,850)
Wellmore of Tega Cay	—	—	(2,800)
HarborChase of Villages Crossing	—	(955)	—
Dogwood Forest of Grayson	(406)	—	—
	$(406)	$(955)	$(6,650)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

13.	Equity (continued)

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investment, and included in the consolidated statements of comprehensive loss for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments			Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss into earnings
	Years Ended				Years Ended
	December 31,				December 31,
	2018	2017	2016		2018	2017	2016
Interest rate swaps	$1,219	$5,573	$3,487	Interest expense and loan cost amortization	$2,457	$(3,902)	$(7,150)
Interest rate caps	690	1,013	(1,584)	Interest expense and loan cost amortization	(1,957)	(849)	(45)
Reclassification of interest rate swaps upon derecognition	253	318	—	Interest expense and loan cost amortization	(253)	(318)	—
Reclassification of interest rate swaps due to ineffectiveness	—	(26)	(18)	Interest expense and loan cost amortization	—	26	18
Interest rate cap held by unconsolidated joint venture	—	—	(1)	Not applicable	—	—	—
Total	$2,162	$6,878	$1,884		$247	$(5,043)	$(7,177)

14.	Income Taxes

For the years ended December 31, 2018, 2017, and 2016, the Company recorded net current tax expense and deferred tax assets related to deferred income at its TRS entities. The components of the income tax (expense) benefit for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$113	$(245)	$—
State	(477)	(448)	(276)
Total current expense	(364)	(693)	(276)
Deferred:
Federal	(3,333)	8,826	―
State	66	305	―
Total deferred benefit	(3,267)	9,131	―
Income tax (expense) benefit	$(3,631)	$8,438	$(276)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

14.	Income Taxes (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are as follows:

	2018	2017
Carryforwards of net operating loss	$6,046	$9,266
Minimum tax credit carryforward (1)	118	189
Prepaid rent	712	648
Valuation allowance (2)	(946)	(972)
Deferred tax assets, net	$5,930	$9,131

FOOTNOTES:

(1)

The Company expects to be refunded the full minimum tax credit carryforward over the next four years, beginning with the filing of its tax return for the year ended December 31, 2018 and continuing through to the year ending December 31, 2021.

(2)

The decrease in the valuation allowance across periods relates primarily to a change in judgment about the Company’s ability to realize deferred tax assets in future years, due to its current and foreseeable operations.

A reconciliation of the income tax (expense) benefit computed at the statutory federal tax rate on income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016
Tax benefit computed at federal statutory rate	$3,593	21.00%	$9,442	35.00%	$8,593	35.00%
Impact of REIT election	(6,922)	(40.45)%	(10,650)	(39.48)%	(8,593)	(35.00)%
State income tax expense net of federal benefit	(399)	(2.33)%	(331)	(1.23)%	(276)	(1.12)%
Effect of change in future tax rates	―	― %	1,861	6.90	―	―
Effect of change in valuation allowance	97	0.57%	8,116	30.09	―	―
Income tax (expense) benefit	$(3,631)	(21.21)%	$8,438	31.28%	$(276)	(1.12)%

The Company’s TRS entities had net operating loss carryforwards for federal and state purposes of approximately $23.3 million and $39.0 million as of December 31, 2018 and 2017, respectively, to offset future taxable income. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019, and the state net operating loss carryforwards will begin to expire in 2035. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.  The tax years 2015 through 2018 remain subject to examination by taxing authorities.  In December 2017, the Tax Act was signed into law and reduces the U.S. federal corporate tax rate to 21%, effective January 1, 2018. All material impacts of the Tax Act have been reflected in the financial statements and their footnotes.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

15.	Commitments and Contingencies (continued)

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  The Company has six remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.  As of December 31, 2018, one property had met its established performance metrics and the Company recorded a promoted interest obligation of $0.4 million; whereas for the remaining five promoted interest agreements, the established performance metrics were not met nor probable of being met as of December 31, 2018.

The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares for financial reporting purposes that were issued pursuant to the Advisor expense support agreement.  Refer to Note 11. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares.

Under the terms of its ground lease agreements, the Company is responsible for the monthly or quarterly rental payments.  These rental payments are recorded as property operating expenses within discontinued operations in the accompanying consolidated statements of operations as all of the Company’s ground leases relate to the MOB/Healthcare Portfolio.  In some cases, the Company is able to pass this expense through to its tenants as tenant reimbursements. The Company incurred approximately $2.0 million, $2.0 million and $1.9 million in ground lease expense for the years ended December 31, 2018, 2017 and 2016, respectively, excluding straight-line rent adjustments and amortization of above- or below-market lease intangibles.

The following is a schedule of future minimum lease payments to be paid under the ground leases for each of the next five years and thereafter, in the aggregate, as of December 31, 2018 (in thousands):

2019	$2,024
2020	2,047
2021	2,078
2022	2,108
2023	2,144
Thereafter	106,780
$117,181

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

16.	Concentration of Credit Risk

For the years ended December 31, 2018, 2017 and 2016, the Company had a geographical concentration accounting for 10% or more of its total revenues, excluding the 63 properties classified as discontinued operations, as follows:

	Type of	Years Ended December 31,
	Concentration	2018	2017	2016
State of Texas (1)	Geographical	20.6%	20.8%	20.4%

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

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

2018 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$76,319	$77,189	$78,471	$79,615	$311,594
Operating income	5,176	8,597	10,098	118	23,989
Income (loss) from continuing operations	(5,720)	(2,700)	(635)	(11,687)	(20,742)
(Loss) income from discontinued operations	(2,178)	(4,634)	(2,634)	5,037	(4,409)
Net loss attributable to common stockholders	(7,874)	(7,308)	(3,248)	(6,642)	(25,072)
Net loss per share of common stock (basic and diluted)
Continuing operations	(0.03)	(0.02)	(0.00)	(0.07)	(0.12)
Discontinued operations	(0.01)	(0.03)	(0.02)	0.03	(0.03)

Weighted average number of shares outstanding (basic and diluted)	174,854	174,201	173,974	173,973	174,247

2017 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$67,046	$69,392	$73,219	$75,050	$284,707
Operating income (loss)	1,658	2,560	994	3,379	8,591
Income (loss) from continuing operations	(5,981)	(6,347)	(8,562)	2,351	(18,539)
Loss from discontinued operations	(1,483)	(1,649)	(2,669)	(1,972)	(7,773)
Net income (loss) attributable to common stockholders	(7,324)	(7,901)	(11,170)	433	(25,962)
Net loss per share of common stock (basic and diluted)
Continuing operations	(0.03)	(0.04)	(0.05)	0.01	(0.11)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)
Weighted average number of shares outstanding (basic and diluted)	175,277	175,221	175,190	174,918	175,151

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

18.	Subsequent Events

First Term Loan Extension

In February 2019, the Company exercised its final 12-month extension option on the First Term Loan Facility, which represented approximately $175 million of the debt maturing in 2019.  The term was extended through February 2020

IRF Sale Agreement

In March 2019, the Company entered into the IRF Sale Agreement related to the IRF Sale, consisting of four properties within the MOB/Healthcare Portfolio, for a gross sales price of $94 million, subject to certain pro-rations and other adjustments as described in the IRF Sale Agreement.  In connection with the IRF Sale, approximately $1.5 million has been placed by the buyer in escrow, which is non-refundable, except for a seller breach or default under the IRF Sale Agreement, and will be applied to the purchase price at closing.  The anticipated net sales proceeds are expected to exceed the net carrying value of the IRF Sale.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Year
2016	Deferred tax asset valuation allowance	$(5,839)	$(3,713)	$—	$(9,552)
	Allowance for doubtful accounts	(1,170)	(346)	—	(1,516)
		$(7,009)	$(4,059)	$—	$(11,068)

2017	Deferred tax asset valuation allowance	$(9,552)	$8,465	$—	$(1,087)
	Allowance for doubtful accounts	(1,516)	(834)	—	(2,350)
		$(11,068)	$7,631	$—	$(3,437)

2018	Deferred tax asset valuation allowance	$(1,087)	$(829)	$—	$(1,916)
	Allowance for doubtful accounts	(2,350)	(1,489)	—	(3,839)
		$(3,437)	$(2,318)	$—	$(5,755)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2018 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Primrose Retirement Community of Casper
Casper, Wyoming	$11,270	$1,910	$16,310	$30	$296	$—	$1,940	$16,606	$—	$18,546	$(3,004)	2004	2/16/2012	(1)

Primrose Retirement Community of Grand Island
Grand Island, Nebraska	$7,950	$719	$12,140	$56	$0	$—	$775	$12,140	$—	$12,915	$(2,296)	2005	2/16/2012	(1)

Primrose Retirement Community of Mansfield
Mansfield, Ohio	$10,817	$650	$16,720	$229	$71	$—	$879	$16,791	$—	$17,670	$(3,182)	2007	2/16/2012	(1)

Primrose Retirement Community of Marion
Marion, Ohio	$8,972	$889	$16,305	$—	$—	$—	$889	$16,305	$—	$17,194	$(3,040)	2006	2/16/2012	(1)

Sweetwater Retirement Community
Billings, Montana	$9,744	$1,578	$14,205	$19	$0	$—	$1,597	$14,205	$—	$15,802	$(2,583)	2006	2/16/2012	(1)

HarborChase of Villages Crossing
Lady Lake, Florida ("The Villages")	$—	$2,165	$—	$986	$15,424	$—	$3,151	$15,424	$—	$18,575	$(2,106)	2013	8/29/2012	(1)

Primrose Retirement Community Cottages
Aberdeen, South Dakota	$—	$311	$3,794	$—	$—	$—	$311	$3,794	$—	$4,105	$(631)	2005	12/19/2012	(1)

Primrose Retirement Community of Council Bluffs
Council Bluffs, Iowa ("Omaha")	$—	$1,144	$11,117	$5	$—	$—	$1,149	$11,117	$—	$12,266	$(1,903)	2008	12/19/2012	(1)

Primrose Retirement Community of Decatur
Decatur, Illinois	$9,888	$513	$16,706	$—	$154	$—	$513	$16,860	$—	$17,373	$(2,751)	2009	12/19/2012	(1)

Primrose Retirement Community of Lima
Lima, Ohio	$—	$944	$17,115	$8	$4	$—	$952	$17,119	$—	$18,071	$(2,796)	2006	12/19/2012	(1)

Primrose Retirement Community of Zanesville
Zanesville, Ohio	$11,159	$1,184	$17,292	$—	$67	$—	$1,184	$17,359	$—	$18,543	$(2,837)	2008	12/19/2012	(1)

Symphony Manor
Baltimore, Maryland	$14,167	$2,319	$19,444	$—	$81	$—	$2,319	$19,525	$—	$21,844	$(3,139)	2011	12/21/2012	(1)

Curry House Assisted Living & Memory Care
Cadillac, Michigan	$7,452	$995	$11,072	$8	$2	$—	$1,003	$11,074	$—	$12,077	$(1,805)	1966	12/21/2012	(1)

Tranquillity at Fredericktowne
Frederick, Maryland	$20,125	$808	$14,291	$—	$5,960	$—	$808	$20,251	$—	$21,059	$(2,697)	2000	12/21/2012	(1)

Brookridge Heights Assisted Living & Memory Care
Marquette, Michigan	$12,697	$595	$11,339	$—	$4,697	$—	$595	$16,036	$—	$16,631	$(2,288)	1998	12/21/2012	(1)

Woodholme Gardens Assisted Living & Memory Care
Pikesville, Maryland ("Baltimore")	$6,460	$1,603	$13,472	$54	$8	$—	$1,657	$13,480	$—	$15,137	$(2,195)	2010	12/21/2012	(1)

Batesville Healthcare Center
Batesville, Arkansas	$—	$397	$5,382	$113	$—	$—	$510	$5,382	$—	$5,892	$(598)	1975	5/31/2013	(1)

Broadway Healthcare Center
West Memphis, Arkansas	$—	$438	$10,560	$—	$77	$—	$438	$10,637	$—	$11,075	$(1,189)	1994	5/31/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2018 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Jonesboro Healthcare Center
Jonesboro, Arkansas	$—	$527	$13,493	$—	$5	$—	$527	$13,498	$—	$14,025	$(1,494)	2012	5/31/2013	(1)

Magnolia Healthcare Center
Magnolia, Arkansas	$—	$421	$10,454	$—	$—	$—	$421	$10,454	$—	$10,875	$(1,177)	2009	5/31/2013	(1)

Mine Creek Healthcare Center
Nashville, Arkansas	$—	$135	$2,942	$11	$36	$—	$146	$2,978	$—	$3,124	$(347)	1978	5/31/2013	(1)

Searcy Healthcare Center
Searcy, Arkansas	$—	$648	$6,017	$—	$222	$—	$648	$6,239	$—	$6,887	$(710)	1973	5/31/2013	(1)

LaPorte Cancer Center
Westville, Indiana	$7,335	$433	$10,846	$96	$0	$—	$529	$10,846	$—	$11,375	$(1,554)	2010	6/14/2013	(1)

Jefferson Medical Commons
Jefferson City, Tennessee ("Knoxville")	$8,086	$151	$10,236	$—	$381	$—	$151	$10,617	$—	$10,768	$(1,433)	2001	7/10/2013	(1)

Physicians Plaza A at North Knoxville Medical Center
Powell, Tennessee ("Knoxville")	$13,234	$262	$16,976	$—	$85	$—	$262	$17,061	$—	$17,323	$(2,379)	2005	7/10/2013	(1)

Physicians Plaza B at North Knoxville Medical Center
Powell, Tennessee ("Knoxville")	$16,081	$303	$18,754	$—	$435	$—	$303	$19,189	$—	$19,492	$(2,638)	2008	7/10/2013	(1)

HarborChase of Jasper
Jasper, Alabama	$—	$355	$6,358	$0	$36	$—	$355	$6,394	$—	$6,749	$(918)	1998	7/31/2013	(1)

Chestnut Commons MOB
Elyria, Ohio ("Cleveland")	$—	$2,053	$15,650	$59	$—	$—	$2,112	$15,650	$—	$17,762	$(2,352)	2008	8/16/2013	(1)

Doctors Specialty Hospital
Leawood, Kansas ("Kansas City")	$—	$924	$5,771	$69	$—	$—	$993	$5,771	$—	$6,764	$(842)	2001	8/16/2013	(1)

Escondido Medical Arts Center
Escondido, California ("San Diego")	$—	$1,863	$12,199	$—	$50	$—	$1,863	$12,249	$—	$14,112	$(1,645)	1994	8/16/2013	(1)

John C. Lincoln Medical Office Plaza I
Phoenix, Arizona	$—	$233	$2,779	$—	$146	$—	$233	$2,925	$—	$3,158	$(463)	1980	8/16/2013	(1)

John C. Lincoln Medical Office Plaza II
Phoenix, Arizona	$—	$138	$1,908	$—	$100	$—	$138	$2,008	$—	$2,146	$(274)	1984	8/16/2013	(1)

North Mountain Medical Plaza
Phoenix, Arizona	$—	$297	$4,079	$—	$204	$—	$297	$4,283	$—	$4,580	$(635)	1994	8/16/2013	(1)

Raider Ranch
Lubbock, Texas	$—	$4,992	$48,818	$481	$13,048	$—	$5,473	$61,866	$—	$67,339	$(7,896)	2009	8/29/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2018 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Town Village
Oklahoma City, Oklahoma	$—	$1,020	$19,847	$87	$1,271	$—	$1,107	$21,118	$—	$22,225	$(2,955)	2004	8/29/2013	(1)

Calvert Medical Arts Center
Prince Frederick, Maryland ("Washington D.C.")	$—	$20	$17,838	$1	$86	$—	$21	$17,924	$—	$17,945	$(2,352)	2009	8/30/2013	(1)

Calvert MOBs I, II & III
Prince Frederick, Maryland ("Washington D.C.")	$—	$51	$14,334	$—	$329	$—	$51	$14,663	$—	$14,714	$(1,959)	1991/1999/2000	8/30/2013	(1)

Dunkirk Medical Center
Dunkirk, Maryland ("Washington D.C.")	$—	$351	$2,991	$20	$34	$—	$371	$3,025	$—	$3,396	$(518)	1997	8/30/2013	(1)

Prestige Senior Living Beaverton Hills
Beaverton, Oregon ("Portland")	$8,747	$1,387	$10,324	$6	$—	$—	$1,393	$10,324	$—	$11,717	$(1,413)	2000	12/2/2013	(1)

Prestige Senior Living High Desert
Bend, Oregon	$7,659	$835	$11,252	$13	$37	$—	$848	$11,289	$—	$12,137	$(1,602)	2003	12/2/2013	(1)

MorningStar of Billings
Billings, Montana	$19,167	$4,067	$41,373	$51	$109	$—	$4,118	$41,482	$—	$45,600	$(5,972)	2009	12/2/2013	(1)

MorningStar of Boise
Boise, Idaho	$20,539	$1,663	$35,752	$14	$229	$—	$1,677	$35,981	$—	$37,658	$(4,869)	2007	12/2/2013	(1)

Prestige Senior Living Huntington Terrace
Gresham, Oregon ("Portland")	$9,815	$1,236	$12,083	$2	$64	$—	$1,238	$12,147	$—	$13,385	$(1,684)	2000	12/2/2013	(1)

MorningStar of Idaho Falls
Idaho Falls, Idaho	$17,104	$2,006	$40,397	$5	$193	$—	$2,011	$40,590	$—	$42,601	$(5,620)	2009	12/2/2013	(1)

Prestige Senior Living Arbor Place
Medford, Oregon	$8,069	$355	$14,083	$6	$29	$—	$361	$14,112	$—	$14,473	$(1,908)	2003	12/2/2013	(1)

Prestige Senior Living Orchard Heights
Salem, Oregon	$11,769	$545	$15,544	$8	$81	$—	$553	$15,625	$—	$16,178	$(2,102)	2002	12/2/2013	(1)

Prestige Senior Living Southern Hills
Salem, Oregon	$7,344	$653	$10,753	$37	$2	$—	$690	$10,755	$—	$11,445	$(1,482)	2001	12/2/2013	(1)

MorningStar of Sparks
Sparks, Nevada ("Reno")	$22,755	$3,986	$47,968	$3	$36	$—	$3,989	$48,004	$—	$51,993	$(6,714)	2009	12/2/2013	(1)

Prestige Senior Living Five Rivers
Tillamook, Oregon	$7,530	$1,298	$14,064	$18	$62	$—	$1,316	$14,126	$—	$15,442	$(2,048)	2002	12/2/2013	(1)

Prestige Senior Living Riverwood
Tualatin, Oregon ("Portland")	$4,446	$1,028	$7,429	$12	$80	$—	$1,040	$7,509	$—	$8,549	$(1,064)	1999	12/2/2013	(1)

Chula Vista Medical Arts Center - Plaza II
Chula Vista, California ("San Diego")	$—	$2,462	$7,453	$9	$802	$—	$2,471	$8,255	$—	$10,726	$(1,006)	1985	12/23/2013	(1)

Coral Springs MOB I
Coral Springs, Florida	$—	$2,614	$11,220	$1	$—	$—	$2,615	$11,220	$—	$13,835	$(1,575)	2005	12/23/2013	(1)

Coral Springs MOB II
Coral Springs, Florida	$—	$2,614	$12,130	$1	$59	$—	$2,615	$12,189	$—	$14,804	$(1,575)	2008	12/23/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2018 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Chula Vista Medical Arts Center - Plaza I
Chula Vista, California ("San Diego")	$—	$6,130	$10,293	$14	$350	$—	$6,144	$10,643	$—	$16,787	$(1,346)	1975	1/21/2014	(1)

Prestige Senior Living Auburn Meadows
Auburn, Washington ("Seattle")	$10,261	$2,537	$17,261	$—	$174	$—	$2,537	$17,435	$—	$19,972	$(2,338)	2003/2010	2/3/2014	(1)

Prestige Senior Living Bridgewood
Vancouver, Washington ("Portland")	$12,918	$1,603	$18,172	$10	$9	$—	$1,613	$18,181	$—	$19,794	$(2,424)	2001	2/3/2014	(1)

Prestige Senior Living Monticello Park
Longview, Washington	$17,234	$1,981	$23,056	$1	$20	$—	$1,982	$23,076	$—	$25,058	$(3,036)	2001/2010	2/3/2014	(1)

Prestige Senior Living Rosemont
Yelm, Washington	$9,062	$668	$14,564	$—	$26	$—	$668	$14,590	$—	$15,258	$(1,898)	2004	2/3/2014	(1)

Wellmore of Tega Cay
Tega Cay, South Carolina ("Charlotte")	$27,715	$2,445	$—	$2,743	$23,447	$—	$5,188	$23,447	$—	$28,635	$(2,743)	(3)	2/7/2014	(1)

Isle at Cedar Ridge
Cedar Park, Texas ("Austin")	$—	$1,525	$16,277	$—	$185	$—	$1,525	$16,462	$—	$17,987	$(2,226)	2011	2/28/2014	(1)

Prestige Senior Living West Hills
Corvallis, Oregon	$8,561	$842	$12,603	$11	$4	$—	$853	$12,607	$—	$13,460	$(1,698)	2002	3/3/2014	(1)

HarborChase of Plainfield
Plainfield, Illinois	$—	$1,596	$21,832	$—	$—	$—	$1,596	$21,832	$—	$23,428	$(2,811)	2010	3/28/2014	(1)

Legacy Ranch Alzheimer's Special Care Center
Midland, Texas	$—	$917	$9,982	$—	$—	$—	$917	$9,982	$—	$10,899	$(1,310)	2012	3/28/2014	(1)

The Springs Alzheimer's Special Care Center
San Angelo, Texas	$—	$595	$9,658	$—	$—	$—	$595	$9,658	$—	$10,253	$(1,267)	2012	3/28/2014	(1)

Isle at Watercrest - Bryan
Bryan, Texas	$—	$3,223	$40,581	$36	$972	$—	$3,259	$41,553	$—	$44,812	$(5,399)	2011	4/21/2014	(1)

Isle at Watercrest - Mansfield
Mansfield, Texas ("Dallas/Fort Worth")	$—	$997	$24,635	$—	$82	$—	$997	$24,717	$—	$25,714	$(3,053)	2011	5/5/2014	(1)

Memorial Hermann Orthopedic & Spine Hospital
Bellaire, Texas ("Houston")	$32,273	$3,867	$32,761	$—	$—	$—	$3,867	$32,761	$—	$36,628	$(3,702)	2007	6/2/2014	(1)

MHOSH MOB
Bellaire, Texas ("Houston")	$25,353	$3,738	$20,525	$792	$257	$—	$4,530	$20,782	$—	$25,312	$(2,422)	2007	6/2/2014	(1)

Watercrest at Katy
Katy, Texas ("Houston")	$21,551	$4,000	$—	$90	$32,374	$—	$4,090	$32,374	$—	$36,464	$(2,161)	(3)	6/27/2014	(1)

Watercrest at Mansfield
Mansfield, Texas ("Dallas/Fort Worth")	$25,163	$2,191	$42,740	$—	$921	$—	$2,191	$43,661	$—	$45,852	$(5,169)	2010	6/30/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2018 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
HarborChase of Shorewood
Shorewood, Wisconsin ("Milwaukee")	$—	$2,200	$—	$301	$19,862	$—	$2,501	$19,862	$—	$22,363	$(1,630)	(3)	7/8/2014	(1)

Oklahoma City Inpatient Rehabilitation Hospital
Oklahoma City, Oklahoma	$14,994	$3,341	$19,249	$—	$—	$—	$3,341	$19,249	$—	$22,590	$(2,305)	2012	7/15/2014	(1)

Las Vegas Inpatient Rehabilitation Hospital
Las Vegas, Nevada	$13,106	$2,650	$16,979	$—	$—	$—	$2,650	$16,979	$—	$19,629	$(2,056)	2007	7/15/2014	(1)

South Bend Inpatient Rehabilitation Hospital
Mishawaka, Indiana ("South Bend")	$11,899	$2,339	$16,239	$4	$—	$—	$2,343	$16,239	$—	$18,582	$(1,992)	2009	7/15/2014	(1)

Beaumont Specialty Hospital
Beaumont, Texas ("Houston")	$19,753	$2,749	$28,863	$—	$—	$—	$2,749	$28,863	$—	$31,612	$(3,241)	2013	8/15/2014	(1)

Hurst Specialty Hospital
Hurst, Texas ("Dallas/Fort Worth")	$17,324	$2,082	$20,186	$—	$155	$—	$2,082	$20,341	$—	$22,423	$(2,708)	2004/2012	8/15/2014	(1)

Claremont Medical Office
Claremont, CA ("Los Angeles")	$14,173	$6,324	$13,533	$3	$46	$—	$6,327	$13,579	$—	$19,906	$(1,630)	2008	8/29/2014	(1)

Lee Hughes MOB
Glendale, California ("Los Angeles")	$17,043	$69	$22,967	$—	$232	$—	$69	$23,199	$—	$23,268	$(2,378)	2008	9/29/2014	(1)

Newburyport Medical Center
Newburyport, Massachusetts ("Boston")	$—	$2,614	$12,135	$41	$—	$—	$2,655	$12,135	$—	$14,790	$(1,452)	2008	10/31/2014	(1)

Northwest Medical Park Building
Margate, Florida ("Fort Lauderdale")	$6,628	$610	$6,170	$—	$155	$—	$610	$6,325	$—	$6,935	$(779)	2004	10/31/2014	(1)

Fairfield Village of Layton
Layton, Utah ("Salt Lake City")	$—	$5,217	$54,167	$66	$5	$—	$5,283	$54,172	$—	$59,455	$(6,289)	2010	11/20/2014	(1)

ProMed Building I
Yuma, Arizona	$6,473	$2,486	$6,728	$—	$49	$—	$2,486	$6,777	$—	$9,263	$(756)	2006	12/19/2014	(1)

Midtown Medical Plaza
Charlotte, North Carolina	$37,121	$10	$51,237	$—	$436	$—	$10	$51,673	$—	$51,683	$(4,949)	1994	12/22/2014	(1)

Presbyterian Medical Tower
Charlotte, North Carolina	$23,622	$40	$32,345	$—	$260	$—	$40	$32,605	$—	$32,645	$(3,135)	1989	12/22/2014	(1)

Metroview Professional Building
Charlotte, North Carolina	$12,936	$11	$15,910	$—	$109	$—	$11	$16,019	$—	$16,030	$(1,539)	1971	12/22/2014	(1)

Physicians Plaza Huntersville
Huntersville, North Carolina ("Charlotte")	$18,785	$520	$26,134	$—	$112	$—	$520	$26,246	$—	$26,766	$(2,643)	2004	12/22/2014	(1)

Matthews Medical Office Building
Matthews, North Carolina ("Charlotte")	$14,736	$350	$19,624	$—	$46	$—	$350	$19,670	$—	$20,020	$(1,975)	1994	12/22/2014	(1)

Outpatient Care Center
Clyde, North Carolina ("Asheville")	$10,500	$1,169	$12,079	$15	$—	$—	$1,184	$12,079	$—	$13,263	$(1,191)	2012	12/22/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2018 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
330 Physicians Center
Rome, Georgia	$19,380	$12	$26,868	$4	$—	$—	$16	$26,868	$—	$26,884	$(2,587)	1987/2005	12/22/2014	(1)

Spivey Station Physicians Center
Atlanta, Georgia	$8,700	$1,026	$12,246	$11	$—	$—	$1,037	$12,246	$—	$13,283	$(1,292)	2007	12/22/2014	(1)

Spivey Station ASC Building
Atlanta, Georgia	$8,700	$929	$13,769	$6	$2	$—	$935	$13,771	$—	$14,706	$(1,428)	2009	12/22/2014	(1)

Novi Orthopaedic Center
Novi, Michigan	$19,581	$1,314	$26,239	$61	$27	$—	$1,375	$26,266	$—	$27,641	$(2,794)	2008	2/13/2015	(1)

UT Cancer Institute Building
Knoxville, Tennessee	$20,520	$421	$27,621	$—	$130	$—	$421	$27,751	$—	$28,172	$(2,642)	2012	2/20/2015	(1)

Fieldstone Memory Care
Yakima, Washington	$—	$1,297	$9,965	$—	$—	$—	$1,297	$9,965	$—	$11,262	$(1,060)	2014	3/31/2015	(1)

Bend Memorial Clinic MOB
Bend, Oregon	$—	$9,069	$19,867	$—	$—	$—	$9,069	$19,867	$—	$28,936	$(2,102)	1976	5/11/2015	(1)

Stoneterra Medical Plaza
San Antonio, Texas	$—	$2,864	$10,412	$—	$23	$—	$2,864	$10,435	$—	$13,299	$(998)	2006	5/29/2015	(1)

Primrose Retirement Center of Anderson
Anderson, Indiana ("Muncie")	$—	$1,342	$19,083	$—	$33	$—	$1,342	$19,116	$—	$20,458	$(1,933)	2008	5/29/2015	(1)

Primrose Retirement Center of Lancaster
Lancaster, Ohio ("Columbus")	$—	$2,840	$21,884	$—	$—	$—	$2,840	$21,884	$—	$24,724	$(2,437)	2007	5/29/2015	(1)

Primrose Retirement Center of Wausau
Wausau, Wisconsin ("Green Bay")	$—	$1,089	$18,653	$—	$—	$—	$1,089	$18,653	$—	$19,742	$(1,813)	2008	5/29/2015	(1)

Triangle Orthopaedic Durham
Durham, North Carolina	$12,516	$3,191	$14,523	$134	$—	$—	$3,325	$14,523	$—	$17,848	$(1,393)	2000	6/29/2015	(1)

Triangle Orthopaedic Roxboro
Roxboro, North Carolina	$1,271	$287	$1,406	$—	$—	$—	$287	$1,406	$—	$1,693	$(144)	2000	6/29/2015	(1)

Triangle Orthopaedic Chapel Hill
Chapel Hill, North Carolina	$1,858	$360	$2,306	$—	$—	$—	$360	$2,306	$—	$2,666	$(214)	2011	6/29/2015	(1)

Triangle Orthopaedic Oxford
Oxford, North Carolina	$2,738	$658	$3,074	$—	$—	$—	$658	$3,074	$—	$3,732	$(313)	2011	6/29/2015	(1)

North Carolina Specialty Hospital
Durham, North Carolina	$18,579	$3,173	$22,762	$—	$—	$3,490	$3,173	$22,762	$3,490	$29,425	$(2,048)	2004	6/29/2015	(1)

Doctor's Park Building B
Chula Vista, California ("San Diego")	$—	$1,161	$2,919	$—	$—	$—	$1,161	$2,919	$—	$4,080	$(278)	2008	6/30/2015	(1)

Doctor's Park Building C
Chula Vista, California ("San Diego")	$—	$2,323	$6,351	$—	$—	$—	$2,323	$6,351	$—	$8,674	$(597)	2006	6/30/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2018 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Superior Residences of Panama City
Panama City Beach, Florida	$—	$2,099	$19,367	$—	$—	$—	$2,099	$19,367	$—	$21,466	$(1,909)	2015	7/15/2015	(1)

540 New Waverly Place
Cary, North Carolina ("Raleigh")	$6,452	$2,476	$11,009	$—	$23	$—	$2,476	$11,032	$—	$13,508	$(1,034)	2007	7/20/2015	(1)

MedHelp
Birmingham, Alabama	$—	$2,270	$10,359	$11	$—	$—	$2,281	$10,359	$—	$12,640	$(902)	2015	7/31/2015	(1)

Patriot Professional Center
Frederick, Maryland ("Baltimore")	$—	$3,912	$11,781	$18	$50	$—	$3,930	$11,831	$—	$15,761	$(1,115)	2006/2014	7/31/2015	(1)

Liberty Professional Center
Frederick, Maryland ("Baltimore")	$—	$1,977	$4,462	$10	$—	$—	$1,987	$4,462	$—	$6,449	$(414)	1979/2013	7/31/2015	(1)

The Hampton at Meadows Place
Meadows Place, Texas ("Houston")	$—	$715	$24,281	$—	$34	$—	$715	$24,315	$—	$25,030	$(2,169)	2007/2013/2014	7/31/2015	(1)

The Pavilion at Great Hills
Austin, Texas	$—	$1,783	$29,318	$30	$97	$—	$1,813	$29,415	$—	$31,228	$(2,646)	2010	7/31/2015	(1)

The Beacon at Gulf Breeze
Gulf Breeze, Florida ("Pensacola")	$—	$824	$24,106	$72	$55	$—	$896	$24,161	$—	$25,057	$(2,240)	2008	7/31/2015	(1)

Parc at Piedmont
Marietta, Georgia ("Atlanta")	$—	$3,529	$43,080	$18	$78	$—	$3,547	$43,158	$—	$46,705	$(4,015)	2001/2011	7/31/2015	(1)

Parc at Duluth
Duluth, Georgia ("Atlanta")	$—	$5,951	$42,458	$13	$58	$—	$5,964	$42,516	$—	$48,480	$(3,950)	2003/2012	7/31/2015	(1)

Broadway Medical Plaza 1
Columbia, Missouri	$—	$437	$9,281	$—	$135	$—	$437	$9,416	$—	$9,853	$(831)	1994	8/21/2015	(1)

Broadway Medical Plaza 2
Columbia, Missouri	$—	$386	$12,460	$—	$—	$—	$386	$12,460	$—	$12,846	$(1,064)	1999	8/21/2015	(1)

Broadway Medical Plaza 4
Columbia, Missouri	$—	$170	$12,118	$—	$86	$—	$170	$12,204	$—	$12,374	$(993)	2007	8/21/2015	(1)

Waterstone on Augusta
Greenville, South Carolina	$18,830	$2,253	$—	$2,116	$20,770	$—	$4,369	$20,770	$—	$25,139	$(1,172)	2017	8/31/2015	(1)

Welbrook Senior Living Grand Junction
Grand Junction, Colorado	$8,141	$966	$—	$—	$3,847	$—	$966	$3,847	$—	$4,813	$(630)	2017	9/4/2015	(1)

Wellmore of Lexington
Lexington, South Carolina ("Columbia")	$35,421	$2,300	$—	$3,150	$43,081	$—	$5,450	$43,081	$—	$48,531	$(1,972)	2017	9/14/2015	(1)

Palmilla Senior Living
Albuquerque, New Mexico	$26,478	$4,701	$38,321	$—	$—	$—	$4,701	$38,321	$—	$43,022	$(3,412)	2013	9/30/2015	(1)

Cedar Lake Assisted Living and Memory Care
Lake Zurich, Illinois ("Chicago")	$—	$2,412	$25,126	$—	$6	$—	$2,412	$25,132	$—	$27,544	$(2,233)	2014	9/30/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2018 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process	Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Fieldstone at Pear Orchard
Yakima Washington	$10,791	$1,035	$—	$102	$13,498	$—	$1,137	$13,498	$—	$14,635	$(733)	2016	10/12/2015	(1)

The Shores at Lake Phalen
Maplewood, Minnesota ("St. Paul")	$16,859	$2,724	$25,093	$10	$55	$—	$2,734	$25,148	$—	$27,882	$(2,158)	2012	11/10/2015	(1)

Dogwood Forrest of Grayson
Grayson, Georgia	$16,400	$1,788	$—	$109	$22,257	$—	$1,897	$22,257	$—	$24,154	$(910)	2017	11/24/2015	(1)

Center One
Jacksonville, Florida	$—	$8,294	$21,756	$34	$173	$—	$8,328	$21,929	$—	$30,257	$(1,789)	2006	11/30/2015	(1)

Red Bank Professional Office Building
Cincinnati, Ohio	$—	$1,721	$7,721	$—	$11	$—	$1,721	$7,732	$—	$9,453	$(618)	2001	12/14/2015	(1)

Park Place Senior Living at WingHaven
O'Fallon, Missouri ("St. Louis")	$—	$1,283	$48,221	$40	$398	$—	$1,323	$48,619	$—	$49,942	$(3,839)	2006/2014	12/17/2015	(1)

Siena Pavilion IV
Henderson, Nevada ("Las Vegas")	$—	$1,454	$4,786	$—	$12	$—	$1,454	$4,798	$—	$6,252	$(385)	2002	12/18/2015	(1)

Siena Pavilion V
Henderson, Nevada ("Las Vegas")	$—	$3,944	$20,355	$—	$34	$—	$3,944	$20,389	$—	$24,333	$(1,607)	2003	12/18/2015	(1)

Siena Pavilion VI
Henderson, Nevada ("Las Vegas")	$—	$2,599	$18,725	$—	$76	$—	$2,599	$18,801	$—	$21,400	$(1,390)	2005	12/18/2015	(1)

Hearthside Senior Living of Collierville
Collierville, Tennessee ("Memphis")	$—	$1,756	$13,379	$7	$18	$—	$1,763	$13,397	$—	$15,159	$(1,122)	2014	12/29/2015	(1)

Cobalt Rehabilitation Hospital Surprise
Surprise, Arizona ("Phoenix")	$14,829	$2,464	$17,983	$—	$—	$—	$2,464	$17,983	$—	$20,447	$(1,404)	2015	12/30/2015	(1)

Cobalt Rehabilitation Hospital New Orleans
New Orleans, Louisiana	$19,055	$3,283	$20,142	$—	$—	$—	$3,283	$20,142	$—	$23,425	$(1,050)	2016	10/19/2016	(1)

Albuquerque, New Mexico - Unimproved Land
Albuquerque, New Mexico	$—	$1,056	$—	$—	$—	$—	$1,056	$—	$—	$1,056	$—	—	9/7/2017
	$1,036,667	$240,642	$2,226,500	$12,603	$230,446	$3,490	$253,244	$2,456,947	$3,490	$2,713,680	$(279,645)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2018 (in thousands)

Transactions in real estate and accumulated depreciation as of December 31, 2018 are as follows:

Balance December 31, 2015	$2,588,903	Balance December 31, 2015	$(90,201)
2016 Acquisitions	23,425	2016 Depreciation	(63,745)
2016 Improvements	97,767	2016 Accumulated depreciation on dispositions	822
2016 Dispositions	(18,021)	Balance December 31, 2016	(153,124)
Balance December 31, 2016	2,692,074	2017 Depreciation	(66,333)
2017 Acquisitions	1,056	Balance December 31, 2017	(219,457)
2017 Improvements	28,675	2018 Depreciation	(60,821)
Balance December 31, 2017	2,721,805	2018 Accumulated depreciation on dispositions	633
2018 Improvements	9,052	Balance December 31, 2018	$(279,645)
2018 Dispositions	(5,359)
2018 Impairments	(11,818)
Balance December 31, 2018	$2,713,680

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)	The aggregate cost for federal income tax purposes is approximately $3.0 billion.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (in thousands)

The following is a reconciliation of mortgages and other notes receivable on real estate for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Balance at beginning of year	$1,179	$—	$—
Additions during period:
New mortgage loans and additional advances	432	1,168	―
Accrued and deferred interest	77	11	―
Deductions during period:
Collection of principal	―	―	―
Balance at end of year	$1,688	$1,179	$—

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered accountants during the period ended December 31, 2018.

Item 9A.	CONTROLS AND PROCEDURES

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).

Pursuant to rules established by the SEC, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of March 15, 2019 were as follows:

Name	Age	Position
James M. Seneff, Jr.	71	Director and Chairman of the Board
Stephen H. Mauldin	50	Director, Vice Chairman of the Board, President and Chief Executive Officer
James Chandler Martin	68	Independent Director and Audit Committee Financial Expert
Michael P. Haggerty	66	Independent Director
J. Douglas Holladay	72	Independent Director
Ixchell C. Duarte	52	Chief Financial Officer, Senior Vice President and Treasurer
		(Principal Financial Officer)
John F. Starr	44	Chief Operating Officer and Senior Vice President
Tracey B. Bracco	39	General Counsel, Senior Vice President and Secretary
L. Burke Rainey	36	Chief Accounting Officer and Vice President
		(Principal Accounting Officer)

James M. Seneff, Jr., On December 7, 2017, Mr. Seneff was appointed to serve as chairman of the board and director of the Company, effective January 1, 2018, upon the resignation of Thomas Sittema, who had served as chairman of the board and director, since 2016 and 2012, respectively.  Mr. Seneff previously served as chairman of the board of directors of the Company from May 2011, and as a director since the Company’s inception in June 2010, until June 2016, when he declined to stand for re-election to the board of directors.  Mr. Seneff has served as the chairman of the Advisor since its inception in June 2010. Mr. Seneff served as chairman of the board of directors and a director of CNL Lifestyle Properties, Inc., a public, non-traded REIT from its inception in 2003 until its dissolution in December 2017 and as a director of its advisor, CNL Lifestyle Advisor Corporation, from December 2010 until 2017.  Mr. Seneff also served as chairman of the board of directors and a director of CNL Growth Properties, Inc., a public, non-traded REIT, since August 2009 and December 2008, respectively, until June 2016, and served as a manager of its advisor, CNL Global Growth Advisors, LLC, from 2008 to 2017. Mr. Seneff also served as chairman of the board of directors and a director of Global Income Trust, Inc., another public, non-traded REIT, from April 2009 until its dissolution in December 2015 and as manager of its advisor until December 2016. Mr. Seneff is the sole member of CNL Holdings, LLC (“CNL Holdings”) and has served as the chairman, chief executive officer and/or president of several of CNL Holdings’ subsidiaries, including chief executive officer and president (2008 to 2013) of CNL Financial Group, LLC, our sponsor, and as executive chairman (January 2011 to present), chairman (1988 to January 2011), chief executive officer (1995 to January 2011) and president (1980 to 1995) of CNL Financial Group, Inc., a diversified real estate company. Mr. Seneff also serves on the board of directors CNL Securities Corp., a FINRA-registered broker-dealer and the managing dealer of our offerings (1979 to 2013); and CNL Capital Markets LLC (1990 to present). Mr. Seneff was also the chairman and a principal stockholder of CNLBancshares, Inc. (1999 to 2015), which owned CNLBank until it merged into Valley National Bank in 2015. Mr. Seneff received his B.A. in business administration from Florida State University.

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

Stephen H. Mauldin, Vice Chairman of the Board and Director.  Mr. Mauldin has served as vice chairman of the Board and a director since June 2016, as our president since September 2011 and as our chief executive officer since April 2012.  Mr. Mauldin has also served as president and chief executive officer of our Advisor since September 2011 and January 2018 respectively.  Mr. Mauldin served as chief operating officer of our Advisor from September 2011 to July 2018. Mr. Mauldin has served as a director of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since November 2015, as vice chairman of its board of directors from November 2015 to December 2017, as chairman of its board of directors since January 2018 and as its chief executive officer and president since July 2015.  Mr. Mauldin has served as manager and president of its advisor since July 2015, and as chief executive officer of its advisor since January 2018. Mr. Mauldin also served as chief operating officer of its advisor from July 2015 to July 2018. Mr. Mauldin also served as president (from September 2011), chief executive officer (since April 2012) and chief operating officer (September 2011 to April 2012) of CNL Lifestyle Properties, Inc., a public-non-traded REIT, until its dissolution in December 2017, as well as president and chief operating officer of CNL Lifestyle Advisor Corporation, its advisor, from September 2011 to December 31, 2017. Mr. Mauldin also served as president of CNL Growth Properties, Inc., a public, non-traded REIT, from March 2016 and as chief executive officer from August 2016 until its dissolution in October 2017.

Prior to joining the Company, Mr. Mauldin served as a consultant to Crosland, LLC, a privately held real estate development and asset management company headquartered in Charlotte, North Carolina, from March 2011 through August 2011.  He previously served as Crosland’s chief executive officer, president and a member of its board of directors from July 2010 until March 2011.  Mr. Mauldin originally joined Crosland, LLC in August 2006 and served as its chief financial officer from July 2009 to July 2010 and as president of Crosland’s mixed-use and multi-used development division prior to his appointment as chief financial officer.  Prior to joining Crosland, LLC, from 1998 to August 2006, Mr. Mauldin was a co-founder and served as a partner of Crutchfield Capital, LLC, a privately held investment and operating company with a focus on small and medium-sized companies in the southeastern United States.  From 1996 to 1998, Mr. Mauldin held various positions in the capital markets group and the office of the chairman of Security Capital Group, Inc., which prior to its sale in 2002, owned controlling interests in 18 public and private real estate operating companies (eight of which were NYSE listed) with a total market capitalization of over $26 billion. Mr. Mauldin graduated with a B.S. in finance from the University of Tampa and received an M.B.A. with majors in real estate, finance, managerial economics and accounting/information systems from the J.L. Kellogg Graduate School of Management at Northwestern University.

As a result of these professional and other experiences, Mr. Mauldin possesses particular knowledge of real estate investment, including acquisition, development, financing, operation, and disposition, which strengthens the Board’s collective knowledge, capabilities and experience.

J. Chandler Martin, Independent Director and Audit Committee Financial Expert.  Mr. Martin has been an independent director and has served as our audit committee financial expert since July 2012.  Mr. Martin served as independent director and audit committee financial expert of CNL Healthcare Properties II, Inc., a public-non-traded REIT, from January 2016 to September 2018.  Mr. Martin served as Corporate Treasurer of Bank of America, a banking and financial services company, from 2005 until his retirement in March 2008.  During his 27 years at Bank of America, Mr. Martin held a number of line and risk management roles, including leadership roles in commercial real estate risk management, capital markets risk management, and private equity investing.  As corporate treasurer, he was responsible for funding, liquidity, and interest rate risk management.  From 2003 to 2005, Mr. Martin was Bank of America’s enterprise market and operational risk executive, and from 1999 until 2003, he served as the risk management executive for Bank of America’s global corporate and investment banking.  From April 2008 through July 2008, following his retirement, Mr. Martin served as a member of the Counterparty Risk Management Policy Group III (“CPMPG III”), co-chaired its Risk Monitoring and Risk Management Working Group, and participated in the production of CPMPG III’s report: “Containing Systemic Risk: The Road to Reform,” a forward-looking and integrated framework of risk management best practices.  Mr. Martin returned to Bank of America in October 2008 to assist with the integration process for enterprise risk management following Bank of America’s acquisition of Merrill Lynch.  After working on the transition, Mr. Martin served as Bank of America’s enterprise credit and market risk executive until July 2009.  He also serves on the board of directors of Burroughs & Chapin Company, Inc., a South Carolina based real estate investment trust, serving on the audit, personnel and compensation committees.  He also serves on the board of directors of Wings Capital Partners LLC, a California based aviation finance company.  He serves as a member of the advisory board of Corrum Capital Management, an alternative investment management firm.  Mr. Martin attained an M.B.A. from Samford University and a B.A. in economics from Emory University.

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

Ixchell C. Duarte, Chief Financial Officer, Senior Vice President and Treasurer.  Ms. Duarte has served as our chief financial officer and treasurer since February 2018 and as a senior vice president since March 2012.  She previously served as the Company’s chief accounting officer from March 2012 to June 2017 and as a vice president from February 2012 to March 2012.  Ms. Duarte has served as senior vice president and chief accounting officer of our advisor since November 2013.  Ms. Duarte served as senior vice president and chief accounting officer of CNL Lifestyle Properties, Inc., a public, non-traded REIT from March 2012 until its dissolution in December 2017 and as its vice president from February 2012 to March 2012, as well as senior vice president and chief accounting officer of its advisor since November 2013.  Ms. Duarte served as senior vice president and chief accounting officer of CNL Growth Properties, Inc., a public non-traded REIT from June 2012 until its dissolution in October 2017 and as senior vice president of its advisor from

November 2013 to December 2017.  Ms. Duarte also served as senior vice president and chief accounting officer of Global Income Trust, Inc., another public non-traded REIT, from June 2012 until its dissolution in December 2015 and served as a senior vice president of its advisor from November 2013 to December 2016.  Ms. Duarte has served as chief financial officer and treasurer of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since February 2018, and has served as senior vice president since January 2016.  She also served as chief accounting officer from January 2016 to June 2017 and as senior vice president and chief accounting officer of its advisor, CHP II Advisors, LLC, since July 2015.  Prior to rejoining CNL affiliates in January 2012, Ms. Duarte served as controller at GE Capital, Franchise Finance from February 2007 through January 2012.  Ms. Duarte served as senior vice president and chief accounting officer of Trustreet Properties, Inc., a publicly traded REIT, from February 2005 until the sale of Trustreet to GE Capital in February 2007.  Ms. Duarte served as vice president and controller of CNL Restaurant Properties, Inc. from November 1999 through February 2005 and held various positions with CNL affiliates from September 1995 to February 2005, including director of accounting, controller, chief financial officer, secretary and treasurer. Prior to joining CNL’s affiliates, Ms. Duarte worked in the New York City audit practice of KPMG, LLP from September 1988 through August 1990 and for the Orlando, FL audit practice of Coopers & Lybrand from September 1990 through September 1995.  She received a B.S. in accounting from the Wharton School of the University of Pennsylvania in 1988 and is a certified public accountant and a chartered global management accountant.
John F. Starr, Chief Operating Officer and Senior Vice President.  Mr. Starr has served as the Company’s chief operating officer since February 2018 and as senior vice president since March 2013. Mr. Starr also has served as chief operating officer of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since February 2018 and as senior vice president since January 2016.  Mr. Starr served as Senior Vice President of CNL Lifestyle Properties, Inc., from March 2013 until its dissolution in December 2017.  Mr. Starr served as chief portfolio management officer of CNL Growth Properties, Inc., a public, non-traded REIT from December 2012 until its dissolution in October 2017.      Mr. Starr served as chief portfolio management officer of Global Income Trust, Inc. from December 2012 until its dissolution in December 2015.  Mr. Starr has served as group chief operating officer at CNL Financial Group Investment Management, LLC since February 2018 and as chief portfolio management officer (January 2013 to November 2015) and chief portfolio officer (November 2015 to February 2018) responsible for developing and implementing strategies to maximize the financial performance of CNL’s real estate portfolios.  He also served as a senior vice president of CNL Private Equity Corp. from December 2010 until his appointment as the chief portfolio management officer.  Between June 2009 and December 2010, he served as CNL Private Equity Corp.’s senior vice president of asset management, responsible for the oversight and day-to-day management of all real estate assets from origination to disposition.  At CNL Management Corp., Mr. Starr served as senior vice president of asset management, from June 2007 to December 2010.  Between January 2004 and February 2005, Mr. Starr served as vice president of real estate portfolio management at Trustreet, and from February 2005 to February 2007, he served as Trustreet’s vice president of special servicing, and as president of a Trustreet affiliate, where he was responsible for the resolution and value optimization of distressed leases and loans.  From February 2007 to May 2007, following the sale of Trustreet to GE Capital, he served as GE Capital, Franchise Finance’s vice president of special servicing, before rejoining CNL affiliates in June 2007.  Between May 2002 and January 2004, Mr. Starr was assistant vice president of special servicing at CNL Restaurant Properties, Inc.  Prior to joining CNL’s affiliates, Mr. Starr served in various positions in the credit products management group at Wachovia Bank, Orlando, Florida, from December 1997 to May 2002.  Mr. Starr received a B.S. in business and an M.B.A. from the University of Florida in 1997 and 2007, respectively.

Tracey B. Bracco, General Counsel, Senior Vice President and Secretary.  Ms. Bracco has served as general counsel, senior vice president and secretary of the Company since March 2018. Ms. Bracco has served as assistant general counsel and assistant secretary of the Company since June 2014 and as vice president since March 2013. Ms. Bracco also has served as general counsel and secretary of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since August 23, 2016 and as its vice president since January 2016, as well as vice president of its advisor, CHP II Advisors, LLC, since its inception on July 9, 2015. Ms. Bracco has served as deputy general counsel, real estate of CNL Financial Group Investment Management, LLC since March 2016, and previously served as assistant general counsel (April 2013 to March 2016), where she oversees CNL’s non-traded REITS, as well as supervising the acquisition and asset management functions relating to fund management for CNL. Ms. Bracco served as assistant general counsel and assistant secretary of CNL Lifestyle Properties, Inc., a public, non-traded REIT, from June 2014 and as vice president since March 2013 until its dissolution in December 2017 and as vice president of its advisor since November 2013. Prior to joining CNL Lifestyle Properties, Inc., Ms. Bracco spent six years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Bracco is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. She received a B.S. in Journalism from the University of Florida and her J.D. from Boston University School of Law.

L. Burke Rainey, Chief Accounting Officer and Vice President. Mr. Rainey has served as the Company’s chief accounting officer and vice president since June 2017, having served as the Company’s controller from April 2014 to June 2017 and as director of accounting and financial reporting from November 2012 to March 2014.  Mr. Rainey also has served in comparable positions at CNL Healthcare Properties II, Inc., a public non-traded REIT, since its inception in July 2015 and Global Income Trust, Inc., a public non-traded REIT, from November 2012 through the completion of its exit strategy and dissolution in December 2015.  Prior to joining the Company, Mr. Rainey worked in the assurance practice of Ernst & Young LLP’s Miami office, most recently serving as an audit manager on several multinational clients.  He is a licensed certified public accountant in the State of Florida and a chartered global management accountant.  Mr. Rainey is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certificate Public Accountants.  Mr. Rainey received a B.B.A with a major in accountancy and an M.S.A with a concentration in financial reporting and assurance services from the Mendoza College of Business at the University of Notre Dame.

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

Board Structure and Director Independence

Under our organizational documents, we must have at least three but not more than fifteen directors. The Board of Directors has currently set the number of directors at five. A majority of these directors must be “independent.” An “Independent Director” is defined under our Third Articles of Amendment and Restatement (“Charter”) as one who is not, and within the last two years has not been, directly or indirectly associated with the Sponsor or the Advisor by virtue of (i) ownership of an interest in the Sponsor, the Advisor or any of their affiliates, (ii) employment by the Sponsor, the Advisor or any of their affiliates, (iii) service as an officer or director of the Sponsor, the Advisor or any of their affiliates, (iv) performance of services, other than as a director, for the Company, (v) service as a director or trustee of more than three REITs sponsored by the Sponsor or advised by the Advisor, or (vi) maintenance of a material business or professional relationship with the Sponsor, Advisor or any of their affiliates. An indirect relationship shall include circumstances in which a director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with the Sponsor, the Advisor, any of their affiliates or the Company. A business or professional relationship is considered material if the gross revenue derived by the director from the Sponsor, the Advisor and any of their affiliates exceeds five percent of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. The Board annually reviews business and charitable relationships of directors in order to make a determination as to the independence of each director. Only those directors whom the Board determines have no material relationship with us or our affiliates that would impair their independent judgment are considered independent directors. The Board has considered the independence of each director and nominee for election as a director in accordance with the elements of independence set forth in our Charter and the elements of independence in the listing standards of the New York Stock Exchange (“NYSE”), even though our shares are not listed on the NYSE. After performing such a review, based upon information solicited from each nominee, the Board has affirmatively determined that each of Messrs. Martin, Haggerty and Holladay has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) other than as a director of the Company and each satisfies the elements of independence set forth in our Charter and in the listing standards of the NYSE, as currently in effect. There are no familial relationships between any of our directors and executive officers.

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

Board Meetings and Attendance

The Board of Directors held twelve (12) meetings in 2018.  All directors attended at least 90% of the meetings of the Board.  Although the Company does not have a policy on director attendance at the annual meetings of stockholders, directors are encouraged to do so.

Committees of the Board

Audit Committee

The Company has a standing Audit Committee, the members of which are selected by the Board each year.  The Audit Committee, which is composed entirely of Independent Directors, is chaired by an Independent Director.  The current membership of the Audit Committee and other descriptive information is summarized below.

Independent Directors	Position
J. Chandler Martin	C, E
Michael P. Haggerty	M
J. Douglas Holladay	M
Number of 2018 Meetings	4

FOOTNOTES:

(1)	C – Committee Chair
(2)	E – Audit Committee Financial Expert
(3)	M – Committee Member

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

In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors.  In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work.  During the year ended December 31, 2018, the Audit Committee held a total of four (4) meetings, including four (4) meetings with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to the filing of such reports with the SEC (the Commission”).  Each member of the Audit Committee attended at least 90% of the meetings.

The Board has determined that each member of the Audit Committee is independent under our Charter and the listing standards of the NYSE, as currently in effect.  In addition, the Audit Committee determined that Mr. Martin is an “audit committee financial expert” under the rules and regulations of the Commission for purposes of Section 407 of the Sarbanes-Oxley Act of 2002.

Other Board Committees

In August 2013, the Board initiated a process to estimate the Company’s NAV per share and created the Valuation Committee, charged with oversight of the Company’s valuation process (the “Valuation Committee”).

In April 2018, the Board appointed a special committee comprised solely of independent directors (the “Special Committee”) to review and evaluate the possible strategic alternatives and to act as independent and disinterested directors for purposes of Maryland law with respect to the review of possible strategic alternatives and all matters pertaining thereto.

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

•

The Company has adopted a Code of Business Conduct that applies to all directors, managers, officers and employees of the Company, as well as all directors, managers, officers and employees of the Advisor. The Code of Business Conduct sets forth the basic principles to guide their day-to-day activities.

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

Item 11.EXECUTIVE COMPENSATION

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

Board of Directors
James M. Seneff, Jr.
Stephen H. Mauldin
J. Chandler Martin
Michael P. Haggerty
J. Douglas Holladay

Compensation Discussion and Analysis

The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2018. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.

If the Company determines to compensate named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.

Compensation of Directors

Two of our directors, Messrs. Seneff and Mauldin, are employed by and receive compensation from affiliates of our Advisor.  We do not separately compensate them for their services as directors to the Company. Below is information regarding the compensation program in effect during 2018 for our independent directors.

Annual Board Retainer	$45,000
Annual Audit Committee Retainer	$10,000 - Audit Committee Chair
Annual Special Committee Retainer	$35,000
Annual Special Committee Chair Retainer	$45,000
Board and Committee Meeting Attendance Fees	$2,000 for each Board and Committee Meeting attended
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

The following table gives information regarding the compensation we provided to our directors in 2018:

Name	Fees Earned or Paid in Cash		Total Compensation
James M. Seneff, Jr. (Chairman)	$	―	$	―
Stephen H. Mauldin		―		―
J. Chandler Martin		154,000		154,000
Michael P. Haggerty		134,000		134,000
J. Douglas Holladay		130,000		130,000

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 1% of the total shares outstanding at March 15, 2019.

Name	Number of Shares	Percent of Shares
J. Chandler Martin	―	0.0%
Michael P. Haggerty	―	0.0%
J. Douglas Holladay	―	0.0%
James M. Seneff, Jr (1)	1,370,820	0.8%
Stephen H. Mauldin	6,133	0.0%	(2)
John F. Starr	406	0.0%	(2)
Ixchell C. Duarte	―	0.0%
Tracey B. Bracco	―	0.0%
L. Burke Rainey	―	0.0%
All directors and executive officers as a group	1,377,359	0.8%
(9 persons)

FOOTNOTES:

(1)	Represents shares held of record by the Advisor.
(2)	The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 0.1% of the total shares outstanding as of March 15, 2019.

Five Percent Stockholders

There are no persons who are known to us to be the beneficial owners of more than 5% of our outstanding common stock as of December 31, 2018 or March 15, 2019.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) to file with the Commission reports regarding their ownership and changes in their ownership of the Company’s securities. Copies of those reports must also be furnished to us. Based solely on a review of the copies of reports furnished to us with respect to 2018 and written representations that no other reports were required, we believe that our executive officers and directors have complied in a timely manner with all applicable Section 16(a) filing requirements. Section 16(a) of the Exchange Act also requires persons who own more than 10% of the Company’s securities to report ownership and changes in ownership to the Commission. To the Company’s knowledge, there are no stockholders who own more than 10% of the Company’s outstanding common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is externally advised and has no direct employees. In addition, certain directors and officers hold similar positions with the Managing Dealer, our Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to certain fees as described in Note 11 “Related Party Arrangements” in Item 8. “Financial Statements and Supplementary Data.”

During 2018, the Company’s Total Operating Expenses incurred represented approximately 1.4% of Average Invested Assets, as each term is defined in the Company’s Charter. During 2018, the Company’s Total Operating Expenses incurred represented approximately 56.5% of Net Income, as each term is defined in the Company’s Charter.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

PricewaterhouseCoopers LLP serves as the Company’s principal accounting firm and audited the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017.

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2018 and 2017, and fees billed for other services rendered (for audit and non-audit services and all “out-of-pocket” costs incurred in connection with these services) by PricewaterhouseCoopers LLP during these periods.

	Years Ended December 31,
	2018	2017
Audit fees	$811,679	$735,000
Audit-related fees	—	—
Tax fees	546,808	582,139
All other fees	—	—
Total Fees	$1,358,487	$1,317,139

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

Audit-Related Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as audit-related fees during the years ended December 31, 2018 and 2017.

Tax Fees – Consists of services related to corporate tax compliance, including review of corporate tax returns, review of the tax treatments for certain expenses, tax due diligence or other consulting fees.

All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2018 and 2017.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	List of Documents Filed as a Part of This Report:
(1)	Index to Consolidated Financial Statements:

CNL Healthcare Properties, Inc.

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2018

Schedule IV – Mortgage Loans on Real Estate for the years ended December 31, 2018, 2017 and 2016

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
10.63

Agreement of Purchase and Sale dated as of December 27, 2018 by and between CHP Partners, LP, CNL Healthcare Properties, Inc., certain subsidiaries of the Company and Welltower OM Group LLC (Filed herewith.)

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

101

The following materials from CNL Healthcare Properties, Inc., Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 21st day of March 2019.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 21, 2019
JAMES M. SENEFF, JR.

/s/ Michael P. Haggerty	Independent Director	March 21, 2019
MICHAEL P. HAGGERTY

/s/ J. Douglas Holladay	Independent Director	March 21, 2019
J. DOUGLAS HOLLADAY

/s/ J. Chandler Martin	Independent Director	March 21, 2019
J. CHANDLER MARTIN

Vice Chairman of the Board, Chief Executive Officer and President
/s/ Stephen H. Mauldin		March 21, 2019
STEPHEN H. MAULDIN	(Principal Executive Officer)

Chief Financial Officer, Senior Vice President and Treasurer
/s/ Ixchell C. Duarte		March 21, 2019
IXCHELL C. DUARTE	(Principal Financial Officer)

Chief Accounting Officer and Vice President
/s/ L. Burke Rainey		March 21, 2019
L. BURKE RAINEY	(Principal Accounting Officer)