Form 10-Q
period 2019-03-31
CNL Healthcare Properties, Inc.
filed 2019-05-13
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registere
None	N/A	N/A

The number of shares of common stock of the registrant outstanding as of May 9, 2019 was 173,963,445.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Condensed Consolidated Financial Information

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	March 31,	December 31,
ASSETS	2019	2018
Real estate investment properties, net (including VIEs $144,946 and $146,341, respectively)	$1,443,181	$1,455,149
Assets held for sale, net (including VIEs $40,124 and $39,601, respectively)	1,151,223	1,147,645
Restricted cash (including VIEs $489 and $208, respectively)	82,540	6,119
Cash (including VIEs $947 and $342, respectively)	64,085	57,109
Deferred rent and lease incentives (including VIEs $7,639 and $7,160, respectively)	15,171	14,763
Other assets (including VIEs $530 and $678, respectively)	17,684	23,488
Intangibles, net	1,516	1,614
Total assets	$2,775,400	$2,705,887
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $102,526 and $102,578, respectively)	$528,007	$530,644
Credit facilities	412,486	425,613
Liabilities associated with assets held for sale (including VIEs $30,764 and $30,695, respectively)	790,913	774,019
Other liabilities (including VIEs $948 and $1,321, respectively)	86,339	8,548
Accounts payable and accrued liabilities (including VIEs $841 and $784, respectively)	19,785	21,882
Due to related parties	3,526	3,255
Total liabilities	1,841,056	1,763,961
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	574	579
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 and 186,626 shares issued, and 173,963 and 173,963 shares outstanding, respectively	1,740	1,740
Capital in excess of par value	1,516,949	1,516,543
Accumulated loss	(220,765)	(233,847)
Accumulated distributions	(365,593)	(345,347)
Accumulated other comprehensive income	285	1,177
Total stockholders' equity	932,616	940,266
Noncontrolling interest	1,154	1,081
Total equity	934,344	941,926
Total liabilities and equity	$2,775,400	$2,705,887
The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Rental income and related revenues	$8,923	$8,800
Resident fees and services	71,275	67,519
Total revenues	80,198	76,319
Operating expenses:
Property operating expenses	46,015	44,268
General and administrative expenses	2,959	3,166
Asset management fees	4,593	4,566
Property management fees	3,468	4,248
Depreciation and amortization	12,334	14,895
Total operating expenses	69,369	71,143
Operating income	10,829	5,176
Other income (expense):
Interest and other income	453	44
Interest expense and loan cost amortization	(11,289)	(10,410)
Equity in earnings of unconsolidated entity	96	87
Total other expense	(10,740)	(10,279)
Income (loss) before income taxes	89	(5,103)
Income tax expense	(655)	(617)
Loss from continuing operations	(566)	(5,720)
Income (loss) from discontinued operations	10,474	(2,178)
Net income (loss)	9,908	(7,898)
Less: Amounts attributable to noncontrolling interests
Net loss from continuing operations	―	(22)
Net income (loss) from discontinued operations	8	(2)
Net income (loss) attributable to common stockholders	$9,900	$(7,874)
Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.00)	$(0.03)
Discontinued operations	$0.06	$(0.01)
Weighted average number of shares of common stock outstanding (basic and diluted)	173,963	174,854

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$9,908	$(7,898)
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative financial instruments, net	(892)	3,027
Reclassification of cash flow hedges upon derecognition	―	126
Total other comprehensive (loss) income	(892)	3,153
Comprehensive income (loss)	9,016	(4,745)
Less: Comprehensive income (loss) attributable to noncontrolling interest	8	(24)
Comprehensive income (loss) attributable to common stockholders	$9,008	$(4,721)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2018	$579	173,963	$1,740	$1,516,543	$(233,847)	$(345,347)	$1,177	$940,266	$1,081	$941,926
Adoption of new lease standard (refer to Note 2)	―	―	―	―	3,182	―	―	3,182	―	3,182
Net income (loss)	(5)	―	―	―	9,900	―	―	9,900	13	9,908
Other comprehensive income	―	―	―	―	―	―	(892)	(892)	―	(892)
Distributions to holders of promoted interest	―	―	―	406	―	―	―	406	―	406
Cash distributions declared ($0.11639 per share)	―	―	―	―	―	(20,246)	―	(20,246)		(20,246)
Contribution from noncontrolling interests	―	―	―	―	―	―	―	―	60	60
Balance at March 31, 2019	$574	173,963	$1,740	$1,516,949	$(220,765)	$(365,593)	$285	$932,616	$1,154	$934,344
Balance at December 31, 2017	$425	174,634	$1,747	$1,523,372	$(208,775)	$(264,283)	$(985)	$1,051,076	$1,159	$1,052,660
Subscriptions received for common stock through
reinvestment plan	―	1,073	11		11,067	―	―	11,078	―	11,078
Redemptions of common stock	―	(1,716)	(17)	(17,368)	―	―	―	(17,385)	―	(17,385)
Net loss	(2)	―	―	―	(7,874)	―	―	(7,874)	(22)	(7,898)
Other comprehensive income	―	―	―	―	―	―	3,153	3,153	―	3,153
Contribution from noncontrolling interests	4	―	―	―	―	―	―	―	―	4
Cash distributions declared ($0.11639 per share)	―	―	―	―	―	(20,324)	―	(20,324)	―	(20,324)
Balance at March 31, 2018	$427	173,991	$1,741	$1,517,071	$(216,649)	$(284,607)	$2,168	$1,019,724	$1,137	$1,021,288

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net cash flows provided by operating activities – continuing operations	$17,822	$9,735
Net cash flows provided by operating activities – discontinued operations	8,333	8,052
Net cash flows provided by operating activities	26,155	17,787
Investing activities:
Development of properties	―	(819)
Deposits on sale of real estate	77,500	―
Capital expenditures	(586)	(1,956)
Other investing activities	1,696	(450)
Net cash provided by (used in) investing activities – continuing operations	78,610	(3,225)
Net cash used in investing activities – discontinued operations	(1,196)	(518)
Net cash provided by (used in) investing activities	77,414	(3,743)
Financing activities:
Distributions to stockholders, net of distribution reinvestments	(20,246)	(9,246)
Redemptions of common stock	―	(11,711)
Draws under credit facilities	5,000	15,000
Proceeds from mortgages and other notes payable	178	1,500
Principal payments on mortgages and other notes payable	(4,788)	(5,662)
Other financing activities	(278)	(1,561)
Net cash flows used in by financing activities	(20,134)	(11,680)
Net increase in cash and restricted cash	83,435	2,364
Cash and restricted cash at beginning of period, including assets held for sale	65,501	74,691
Cash and restricted cash at end of period, including assets held for sale	$148,936	$77,055
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Redemptions payable	$ ―	$17,385

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (“Company”) is a Maryland corporation that incorporated on June 8, 2010 and elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the year ended December 31, 2012.  The Company’s intention is to be organized and operate in a manner that allows us to remain qualified as a REIT for U.S. federal income tax purposes.  The Company conducts substantially all of its operations either directly or indirectly through: (1) an operating partnership, CHP Partners, LP (“Operating Partnership”), in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly-owned taxable REIT subsidiary (“TRS”), CHP TRS Holding, Inc.; (3) property owner and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

The Company is externally managed and advised by CNL Healthcare Corp. (“Advisor”), which is an affiliate of CNL Financial Group, LLC (“Sponsor”).  The Advisor is responsible for managing the Company’s day-to-day operations, serving as a consultant in connection with policy decisions to be made by the board of directors, and for identifying, recommending and executing on strategic alternatives and dispositions on the Company’s behalf pursuant to an advisory agreement among the Company, the Operating Partnership and the Advisor.  Substantially all of the Company’s acquisition services were, and substantially all of the Company’s operating, administrative and certain property management services are, provided by affiliates of the Advisor.  In addition, certain property management services are provided by third-party property managers.

On September 30, 2015, the Company completed its public offerings (“Offerings”) and received aggregate subscription proceeds of approximately $1.7 billion.  In October 2015, the Company deregistered the unsold shares of its common stock under its previous registration statement on Form S-11, except for 20 million shares that it registered on Form S-3 under the Securities Exchange Act of 1933 with the Securities and Exchange Commission (“SEC”) for the sale of additional shares of common stock through its distribution reinvestment plan (“Reinvestment Plan”).  Effective July 11, 2018, the Company suspended both its Reinvestment Plan and its stock redemption plan (“Redemption Plan”).

In 2017, the Company began evaluating strategic alternatives to provide liquidity to its stockholders.  In April 2018, the Company’s board of directors formed a special committee consisting solely of its independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company, and (iii) a potential business combination or other transaction with a third-party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”).  The Special Committee engaged HFF Securities L.P. and KeyBanc Capital Markets Inc. to act as financial advisors in connection with exploring Possible Strategic Alternatives.  As of March 31, 2019, as part of executing on Possible Strategic Alternatives, the Company had committed to a plan to sell a total of 70 properties.

In December 2018, the Company entered into an agreement of purchase and sale (“MOB Sale Agreement”) with a subsidiary of Welltower Inc. (NYSE: WELL) for the sale of 55 medical office buildings and related properties (“MOB Sale”) for a gross sales price of $1.25 billion, subject to certain pro-rations and other adjustments as described in the MOB Sale Agreement.  As of March 31, 2019, approximately $76 million had been placed by the buyer in escrow, which is non-refundable, except for a seller breach or default under the MOB Sale Agreement, and will be applied to the purchase price at closing.  The parties anticipate that the closing of the MOB Sale will occur in the second quarter of 2019, subject to customary closing conditions, governmental and other third-party consents.  There can be no assurance that the closing conditions will be satisfied or that the MOB Sale will be consummated.  The net sales proceeds are expected to exceed the net carrying value of the 55 properties comprising the MOB Sale.

1.	Organization (continued)

In March 2019, the Company entered into an agreement of purchase and sale (“IRF Sale Agreement”) for the sale of four post-acute care properties (“IRF Sale”) with subsidiaries of Global Medical REIT Inc. (NYSE: GMRE) for a gross sales price of $94 million, subject to certain pro-rations and other adjustments as described in the IRF Sale Agreement.  The Company completed the IRF Sale in April 2019; refer to Note 14. “Subsequent Events” for additional information.

As of March 31, 2019, including the 70 properties classified as held for sale, the Company’s healthcare investment portfolio is geographically diversified with properties in 34 states and consisted of interests in 142 properties, including 72 seniors housing properties, 53 medical office buildings (“MOBs”), 12 post-acute care facilities and five acute care hospitals.  As noted above, the Company completed the IRF sale in April 2019, which represented four of the aforementioned 70 properties; refer to Note 14. “Subsequent Events” for additional information.

The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company has also leased its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).  In addition, although most of the Company’s investments have been wholly owned, it has invested through partnerships with other entities where it is believed to be appropriate and beneficial.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the three months ended March 31, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019.  Amounts as of December 31, 2018 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Reclassifications – Certain amounts in the prior year’s condensed consolidated statement of operations and statement of cash flows have been reclassified to conform to the current year’s presentation, primarily related to classification of certain properties as discontinued operations, with no effect on the other previously reported consolidated financial statements.

2.	Summary of Significant Accounting Policies (continued)

Restricted Cash — As of March 31, 2019, approximately $77.5 million had been placed in escrow related to the MOB Sale and IRF Sale; both of which were non-refundable, except for a seller breach or default under the respective sale agreements. As such, the escrow deposits represented restricted use funds pursuant to the terms of the respective sale agreements until such time as the Company consummated either the MOB Sale or the IRF Sale, or the respective buyer terminated the related sale agreement.  The Company completed the IRF Sale in April 2019 and applied the related escrow deposit of approximately $1.5 million to the purchase price at closing; refer to Note 14. “Subsequent Events” for additional information.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the analysis of real estate impairments, the valuation of contingent assets and liabilities, and the valuation of restricted common stock (“Restricted Stock”) shares issued to the Advisor.  Accordingly, actual results could differ from those estimates.

Adopted Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU also requires qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which includes a practical expedient for lessors that allows them to elect to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure if certain criteria are met.  The Company elected this practical expedient and applied the guidance to all of the leases that qualified under the established criteria.  In December 2018, the FASB issued ASU 2018-20, “Leases  (Topic 842): Narrow-Scope Improvements for Lessors,” which addressed challenges encountered in determining certain lessor costs paid by the lessee directly to third parties by allowing lessors to exclude these costs from its variable lease payments.  This amendment did not have a material impact on the Company’s financial statements and related disclosures as it conformed Accounting Standard Codification (“ASC”) 842 to the Company’s historical accounting under ASC 840.  In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements,” which clarified the transition guidance related to interim disclosure requirements for the year of adoption.  All of the ASC 842 ASUs are effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company adopted these ASU’s on January 1, 2019 using a modified retrospective approach, which impacted the Company’s consolidated financial statements and related financial statement disclosures; specifically, the Company’s consolidated financial position as it relates to the required presentation for arrangements such as ground or other leases in which the Company is the lessee.  However, the adoption of these ASUs did not have a material impact on the Company’s consolidated results of operations or cash flows.

2.	Summary of Significant Accounting Policies (continued)

More specifically, the adoption of ASC 842 resulted in the Company recording operating lease assets and liabilities on January 1, 2019 with the difference between the operating lease assets and liabilities being record as an adjustment to the Company’s beginning accumulated loss balance.  The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s consolidated financial position (in thousands):

	As Filed	Effect of	As Adjusted
	December 31,	ASC 842	January 1,
	2018	Adoption (1)	2019
Assets held for sale, net	$1,147,645	$403	$1,148,048
Total assets	$2,705,887	$403	$2,706,290
Liabilities associated with assets held for sale	$(774,019)	$2,779	$(771,240)
Total liabilities	$(1,763,961)	$2,779	$(1,761,182)
Accumulated loss	$(233,847)	$3,182	$(230,665)
Total equity	$(941,926)	$3,182	$(938,744)

FOOTNOTE:

(1)

The effect of adopting these ASUs on January 1, 2019 is presented by financial statement line item with certain lease-related components being grouped within a single financial statement line item given the classification of such components as held for sale.  More specifically, as further detailed in Note 5. “Assets and Associated Liabilities Held For Sale and Discontinued Operations,” the Company reclassified approximately $11.1 million of below-market ground lease intangibles to operating lease assets as well as approximately $6.1 million of ground lease-related other liabilities to operating lease liabilities as a result of adopting these ASUs on January 1, 2019.

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

Recent Accounting Pronouncements — In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326),” which requires a new forward-looking expected loss model to be used for receivables, held-to-maturity debt, loans and other financial instruments.  Previously, when credit losses were measured under current GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss.  The amendments eliminate the probable initial threshold for recognition of credit losses in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019.  The Company has determined it will adopt this ASU on January 1, 2020 and is currently evaluating the impact of adoption on its consolidated financial statements.

3.	Revenue

The following table presents disaggregated revenue related to the Company’s resident fees and services during the three months ended March 31, 2019 and 2018:

	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2019	2018	2019	2018	2019	2018
Independent living	2,261	2,261	$18.5	$17.5	25.9%	25.9%
Assisted living	2,966	2,966	35.0	33.7	49.1%	49.9%
Memory care	853	853	14.4	13.0	20.2%	19.3%
Other revenues	―	―	3.4	3.3	4.8%	4.9%
	6,080	6,080	$71.3	$67.5	100.0%	100.0%

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of March 31, 2019 and December 31, 2018 are as follows, excluding assets held for sale (in thousands):

	March 31,	December 31,
	2019	2018
Land and land improvements	$130,198	$130,133
Building and building improvements	1,475,904	1,475,789
Furniture, fixtures and equipment	81,754	81,666
Less: accumulated depreciation	(244,675)	(232,439)
Real estate investment properties, net	$1,443,181	$1,455,149

Depreciation expense on the Company’s real estate investment properties, net was approximately $12.2 million and $13.2 million for the three months ended March 31, 2019 and 2018, respectively. These amounts include depreciation through the determination date on assets held for sale; refer to Note 5. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

5.	Assets and Associated Liabilities Held For Sale and Discontinued Operations

As of March 31, 2019, as part of executing on Possible Strategic Alternatives, the Company had committed to a plan to sell a total of 70 properties, including: (1) six skilled nursing facilities located in Arkansas (“Perennial Communities”); (2) a portfolio of 53 MOBs, five post-acute care facilities and five acute care hospitals located across the U.S. (collectively, the “MOB/Healthcare Portfolio”); and (3) a post-acute care property located in Colorado (“Welbrook Senior Living Grand Junction”).  As such, the Company has classified the 70 properties as held for sale.  The Company believes the sale of the MOB/Healthcare Portfolio would cause a strategic shift in the Company’s operations and, therefore, has classified the operations of those properties as discontinued operations.  The sale of the other seven properties would not cause a strategic shift in the Company’s operations, and are not considered individually significant; therefore, those properties do not qualify as discontinued operations.

In December 2018, the Company entered into the MOB Sale Agreement related to the 55 property MOB Sale for a gross price of $1.25 billion, subject to certain pro-rations and other adjustments as described in the MOB Sale Agreement.  As of March 31, 2019, approximately $76 million had been placed by the buyer in escrow, which is non-refundable, except for a seller breach or default under the MOB Sale Agreement, and will be applied to the purchase price at closing.  The parties anticipate that the closing of the MOB Sale will occur in the second quarter of 2019, subject to customary closing conditions, governmental and other third-party consents.  There can be no assurance that the closing conditions will be satisfied or that the MOB Sale will be consummated.  The net sales proceeds are expected to exceed the net carrying value of the 55 properties comprising the MOB Sale.

In March 2019, the Company entered into the IRF Sale Agreement related to the IRF Sale, consisting of four properties within the MOB/Healthcare Portfolio, for a gross sales price of $94 million, subject to certain pro-rations and other adjustments as described in the IRF Sale Agreement.  The Company completed the IRF Sale in April 2019; refer to Note 14. “Subsequent Events” for additional information.

As of March 31, 2019, the 70 properties classified as assets held for sale and the liabilities associated with those assets held for sale consisted of the following (in thousands):

	As of March 31, 2019
	MOB/Healthcare Portfolio	Other	Total
Real estate investment properties, net	$952,987	$51,339	$1,004,326
Real estate under development	3,539	—	3,539
Intangibles, net	71,295	800	72,095
Deferred rent and lease incentives	38,415	6,568	44,983
Other assets	11,954	490	12,444
Operating lease assets, net	11,525	—	11,525
Restricted cash	2,166	145	2,311
Assets held for sale, net	$1,091,881	$59,342	$1,151,223
Mortgages and other notes payable, net	$491,254	$8,117	$499,371
Credit facilities	233,002	32,595	265,597
Other liabilities	10,890	634	11,524
Accounts payable and accrued liabilities	11,058	6	11,064
Operating lease liabilities	3,357	—	3,357
Liabilities associated with assets held for sale	$749,561	$41,352	$790,913

5.	Assets and Associated Liabilities Held For Sale and Discontinued Operations (continued)

As of December 31, 2018, the 70 properties classified as assets held for sale and the liabilities associated with those assets held for sale consisted of the following (in thousands):

	As of December 31, 2018
	MOB/Healthcare Portfolio	Other	Total
Real estate held for sale, net	$952,656	$51,339	$1,003,995
Real estate under development	3,490	—	3,490
Intangibles, net	82,417	800	83,217
Deferred rent and lease incentives	36,562	6,501	43,063
Other assets	11,425	182	11,607
Restricted cash	2,013	260	2,273
Assets held for sale, net	$1,088,563	$59,082	$1,147,645
Mortgages and other notes payable, net	$492,701	$8,097	$500,798
Credit facilities	212,731	34,778	247,509
Other liabilities	16,653	634	17,287
Accounts payable and accrued liabilities	8,425	—	8,425
Liabilities associated with assets held for sale	$730,510	$43,509	$774,019

The Company classified the revenues and expenses related to the Company’s MOB/Healthcare Portfolio, which consists of 63 properties, as discontinued operations in the accompanying condensed consolidated statements of operations, as it believes the sale of these properties represents a strategic shift in the Company’s operations.  The following table is a summary of the Company’s loss from discontinued operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Rental income and related revenues	$29,596	$28,266
Operating expenses:
Property operating expenses	6,862	7,611
General and administrative expenses	293	308
Asset management fees	2,996	3,031
Property management fees	758	1,077
Depreciation and amortization	—	10,681
Total operating expenses	10,909	22,708
Operating income	18,687	5,558
Other income (expense):
Interest and other income	9	104
Interest expense and loan cost amortization	(8,202)	(7,822)
Total other expense	(8,193)	(7,718)
Income (loss) before income taxes	10,494	(2,160)
Income tax expense	(20)	(18)
Income (loss) from discontinued operations	$10,474	$(2,178)

6.	Operating Leases

As of March 31, 2019, excluding the 70 properties classified as held for sale, the Company owned 15 seniors housing properties that have been leased to tenants under triple-net operating leases.  Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses.  Each tenant is expected to pay real estate taxes directly to the taxing authorities and, therefore, such amounts are not included in the Company’s condensed consolidated financial statements.  However, if the tenant does not pay the real estate taxes, the Company would be liable for such amounts.  As of March 31, 2019, the total annualized property tax assessed on these properties is approximately $3.2 million.

As of March 31, 2019, the Company’s triple-net operating leases had a weighted average remaining lease term of 5.7 years based on annualized base rents expiring between 2022 and 2027, subject to the tenants’ options to extend the lease terms by an additional five years.  In addition, certain tenants hold options to extend the lease terms for multiple five year periods, which are generally subject to similar terms and conditions provided under the initial lease term, including rent increases. The Company’s lease term is determined based on the non-cancellable lease term unless economic incentives make it reasonably certain that an extension option will be exercised, in which case the Company includes the extended lease term.

The following are future minimum lease payments to be received under non-cancellable operating leases for the remainder of 2019, each of the next four years and thereafter, in the aggregate, as of March 31, 2019 (in thousands):

2019	$20,159
2020	28,526
2021	29,128
2022	21,541
2023	20,912
Thereafter	50,948
$171,214

The above future minimum lease payments to be received excludes straight-line rent adjustments and base rent attributable to any renewal options exercised by the tenants in the future.

7.	Variable Interest Entities

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
Assets:
Real estate investment properties, net	$144,946	$146,341
Assets held for sale, net (1)	$40,124	$39,601
Restricted cash	$489	$208
Cash	$947	$342
Deferred rent and lease incentives	$7,639	$7,160
Other assets	$530	$678
Liabilities:
Mortgages and other notes payable, net	$102,526	$102,578
Liabilities associated with assets for sale (1)	$30,764	$30,695
Other liabilities	$948	$1,321
Accounts payable and accrued liabilities	$841	$784

FOOTNOTE:

(1)	Refer to Note 5. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $57.8 million as of March 31, 2019. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

As of March 31, 2019 and December 31, 2018, the Company had eight subsidiaries which are classified as VIEs due to the following factors and circumstances:

•

Two of these subsidiaries are single property entities, designed to own and lease their respective properties to multiple tenants, which are subject to either a ground lease that include buy-out and put options held by either the tenant or landlord under the applicable lease.

•	Three of these subsidiaries are entities with completed real estate under development in which there is insufficient equity at risk due to the development nature of each entity.
•	Two of these subsidiaries are joint ventures with completed real estate under development in which there is insufficient equity at risk due to the development nature of each joint venture.
•	One of these subsidiaries is a joint venture with equity interests that consist of non-substantive protective voting rights, but not any participating or kick-out rights.

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

8.	Indebtedness

The following table provides details of the Company’s indebtedness as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Mortgages payable and other notes payable:
Fixed rate debt	$356,151	$358,843
Variable rate debt (1) (2)	173,733	174,046
Mortgages and other notes payable (3)	529,884	532,889
Premium (discount), net (4)	173	184
Loan costs, net	(2,050)	(2,429)
Total mortgages and other notes payable, net	528,007	530,644
Credit facilities:
Revolving Credit Facility (1) (2) (5)	—	—
First Term Loan Facility (1)	138,471	151,616
Second Term Loan Facility (1) (2)	275,000	275,000
Loan costs, net related to Term Loan Facilities	(985)	(1,003)
Total credit facilities, net	412,486	425,613
Total indebtedness, net	$940,493	$956,257

FOOTNOTES:

(1)

As of December 31, 2018, the Company had entered into interest rate swaps with notional amounts of approximately $151.6 million, which were settling on a monthly basis. As of March 31, 2019, there were no such interest rate swaps. Refer to Note 10. “Derivative Financial Instruments” for additional information.

(2)

As of March 31, 2019 and December 31, 2018, the Company had entered into interest rate caps with notional amounts of approximately $479.0 million and $330.0 million, respectively. Refer to Note 10. “Derivative Financial Instruments” for additional information.

(3)

As of March 31, 2019 and December 31, 2018, the Company’s mortgages and other notes payable are collateralized by 37 and 37 properties, respectively, with total carrying value of approximately $0.8 billion and $0.8 billion, respectively.

(4)	Premium (discount), net is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(5)

As of March 31, 2019 and December 31, 2018, the Company had undrawn availability under the senior unsecured revolving line of credit (“Revolving Credit Facility”) of approximately $20.7 million and $14.7 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan, which includes certain assets held for sale.

As of March 31, 2019, including indebtedness related to assets held for sale, the Company has approximately $406.3 million of indebtedness maturing in 2019 as well as approximately $248.4 million of indebtedness maturing through May 2020.  The Company completed the IRF Sale in April 2019, which resulted in the pay down of approximately $76.5 million of the aforementioned indebtedness maturing in 2019; refer to Note 14. “Subsequent Events” for additional information.  In order to satisfy the remaining $578.2 million of indebtedness and through May 2020, the Company determined it needs to access the debt markets to obtain capital.  As such, the Company is actively negotiating with its lenders on a long-term refinancing of the Credit Facilities, which represents approximately $404.1 million of the aforementioned maturing indebtedness.  In addition, the Company anticipates that its execution of the Possible Strategic Alternatives, as described in Note 1 “Organization,” including the MOB Sale, will further generate available liquidity.  In the event these sources of capital do not provide sufficient liquidity, the Company will need to identify alternative sources of capital.

8.	Indebtedness (continued)

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of March 31, 2019 and December 31, 2018 (in millions):

	March 31,		December 31,
	2019		2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$528.5	$528.0	$528.7	$530.6
Credit facilities	$413.5	$412.5	$426.6	$425.6
Indebtedness associated with assets held for sale	$767.8	$765.0	$751.8	$748.3

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of March 31, 2019 and December 31, 2018 because of the relatively short maturities of the obligations.

In February 2019, the Company exercised its final 12-month extension option on the First Term Loan Facility, which represented approximately $175 million of the debt maturing in 2019 and extended the term through February 2020.

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

As of March 31, 2019, the Company was not in compliance with the debt service coverage ratio on its Fieldstone at Pear Orchard loan.  However, the Company was able to subsequently cure this covenant through the pay down of approximately $2.1 million of the outstanding debt.  As of March 31, 2019, the Company was in compliance with all other financial covenants.

9.	Related Party Arrangements

In April 2018, the Company and CNL Healthcare Manager Corp. (“Property Manager”) agreed not to renew the property management agreement beyond its expiration date in June 2018.  In addition, in May 2019, the Company extended its advisory agreement with the Advisor through June 2020; refer to Note 14. “Subsequent Events” for additional information.

During the three months ended March 31, 2019 and 2018, the Company paid approximately $0.2 million and $0.2 million, respectively, of cash distributions on restricted stock issued pursuant to the Advisor expense support agreement. These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income (loss) from discontinued operations, for the three months ended March 31, 2019 and 2018, and related amounts unpaid as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	Three Months Ended		Unpaid amounts as of (1)
	March 31,		March 31,	December 31,
	2019	2018	2019	2018
Reimbursable expenses:
Operating expenses (2)	$1,268	$1,624	$995	$722
	1,268	1,624	995	722
Financing coordination fees (3)	201	―	―	―
Property management fees (4)	―	1,168	―	―
Asset management fees (5)	7,597	7,597	2,531	2,533
	$9,066	$10,389	$3,526	$3,255

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.

(3)

For the three months ended March 31, 2019, the Company incurred approximately $0.2 million in financing coordination fees, which was capitalized and included in its investment in the Windsor Manor Joint Venture. There were no financing coordination fees for the three months ended March 31, 2018.

(4)	No property management fees were payable to the Property Manager for the three months ended March 31, 2019 as the property management agreement was not renewed beyond its expiration date in June 2018.
(5)	No expense support was estimated or received for the three months ended March 31, 2019 and 2018.

10.	Derivative Financial Instruments

The following summarizes the terms of the Company’s, or its equity method investment’s, derivative financial instruments and the corresponding asset (liability) as of March 31, 2019 and December 31, 2018, including properties classified as held for sale (in thousands):

							Fair value as of
Notional Amount		Strike (1)	Credit Spread (1)	Trade date	Forward date	Maturity date	March 31, 2019	December 31, 2018
$78,773	(2)	2.3%	2.4%	9/12/2014	8/1/2015	7/15/2019	$71	$168
$—	(2)(3)	1.6%	2.0%	12/23/2014	12/19/2014	2/19/2019	$—	$220
$123,913	(2)	1.7%	2.0%	1/9/2015	12/10/2015	12/22/2019	$621	$966
$117,000	(4)	2.3%	—%	8/29/2017	8/29/2017	9/1/2019	$116	$247
$410,000	(4)	3.0%	—%	3/28/2018	11/30/2018	12/19/2019	$2	$44
$51,575	(4)	3.0%	—%	3/28/2018	7/10/2018	12/19/2019	$1	$6
$175,000	(3)(4)	3.0%	—%	3/28/2018	2/19/2019	12/19/2019	$—	$19
$57,630	(4)	3.0%	—%	5/4/2018	5/4/2018	12/19/2019	$—	$6
$10,500	(4)	3.3%	—%	2/28/2019	3/1/2019	9/1/2021	$3	$—

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
(2)

Amounts related to interest rate swaps held by the Company which are recorded at fair value and included in either other assets or other liabilities in the accompanying condensed consolidated balance sheets.

(3)	The swap related to the First Term Loan matured on February 19, 2019 and was replaced with a cap that was effective on February 19, 2019 and matures December 19, 2019.
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

Stockholders’ Equity:

Distribution Reinvestment Plan — In July 2018, in light of the Company’s decision to proceed with the exploration of Possible Strategic Alternatives, the Company suspended the Reinvestment Plan and the Redemption Plan.  As such, there were no such proceeds received for the three months ended March 31, 2019.  For the three months ended March 31, 2018, the Company received proceeds through its Reinvestment Plan of approximately $11.1 million (1.1 million shares).

Distributions — During the three months ended March 31, 2019 and 2018, the Company declared cash distributions of approximately $20.2 million and $20.3 million, respectively, of which approximately $20.2 million and $9.2 million, respectively, were paid in cash to stockholders.  None of the cash distributions were reinvested during three months ended March 31, 2019 due to the suspension of the Reinvestment Plan, as noted above.  For the three months ended March 31, 2018, approximately $11.1 million was reinvested pursuant to the Reinvestment Plan.

Redemptions — In July 2018, in light of the Company’s decision to proceed with the exploration of Possible Strategic Alternatives, the Company suspended the Reinvestment Plan and the Redemption Plan.  As such, there were no requests for the redemption of common stock during the three months ended March 31, 2019.  During the three months ended March 31, 2018, the Company received requests for the redemption of common stock of approximately $17.4 million, all of which were approved for redemption at an average price of $10.13 per share.

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investment, and included in the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2019 and 2018 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive income (loss) on derivative financial instruments		Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018		2019	2018
Interest rate swaps	$(662)	$1,967	Interest expense and loan cost amortization	$689	$(228)
Interest rate caps	(230)	1,060	Interest expense and loan cost amortization	(52)	(418)
Reclassification of interest rate swaps upon derecognition	—	126	Interest expense and loan cost amortization	—	(126)
Total	$(892)	$3,153		$637	$(772)

12.	Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the three months ended March 31, 2019 and 2018.  The Company recorded a total provision for income taxes of approximately $0.7 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.  Of the approximate $0.7 million in income tax expense for three months ended March 31, 2019, approximately $0.2 million represents current income tax expense, and approximately $0.5 million represents a decrease to the Company’s net deferred tax assets which is primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carryforwards.  Of the approximate $0.6 million in income tax expense for three months ended March 31, 2018, approximately $0.1 million represents current income tax expense, and approximately $0.5 million represents a decrease to the Company’s net deferred tax assets which is primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carryforwards.

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

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  The Company has six remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.  As of March 31, 2019, one property had met its established performance metrics but no promoted interest obligation was currently owed pursuant to the distribution calculation; whereas for the remaining five promoted interest agreements, the established performance metrics were not met nor probable of being met as of March 31, 2019.

The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares for financial reporting purposes that were issued pursuant to the Advisor expense support agreement.  Refer to Note 9. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares.

13.	Commitments and Contingencies(continued)

Under the terms of its ground lease agreements, the Company is responsible for the monthly or quarterly rental payments.  These rental payments are recorded as property operating expenses within discontinued operations in the accompanying condensed consolidated statements of operations as all of the Company’s ground leases relate to the MOB/Healthcare Portfolio; refer to Note 5. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.  The following is a schedule of future minimum lease payments to be paid under the ground leases for the remainder of 2019, each of the next four years and thereafter, in the aggregate, as of March 31, 2019 (in thousands):

2019	$1,518
2020	2,047
2021	2,078
2022	2,108
2023	2,144
Thereafter	106,780
Undiscounted future minimum lease payments	116,675
Less: imputed interest	(113,318)
Present value of operating lease liabilities	$3,357

The following is a schedule of future minimum lease payments to be paid under the ground leases for each of the next five years and thereafter, in the aggregate, as of December 31, 2018 (in thousands):

2019	$2,024
2020	2,047
2021	2,078
2022	2,108
2023	2,144
Thereafter	106,780
$117,181

14.	Subsequent Events

In April 2019, the Company completed the IRF Sale and received net sales proceeds of approximately $93.2 million, which were used to pay off the Cobalt Rehabilitation Hospital Surprise loan of approximately $14.7 million as well as the Medical Portfolio II Properties loan of approximately $76.3 million, which was scheduled to mature in July 2019.  The net sales proceeds exceeded the net carrying value of the four properties comprising the IRF Sale.

In May 2019, the Company’s board of directors approved the renewal of its advisory agreement with the Advisor through June 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

For further information regarding risks and uncertainties associated with the Company’s business and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s  reports filed from time to time with the U.S. SEC, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual reports on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of March 31, 2019 (unaudited) and December 31, 2018.  Amounts as of December 31, 2018 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We are externally managed and advised by our Advisor, CNL Healthcare Corp.  Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives and dispositions on our behalf pursuant to an advisory agreement.  In May 2019, we extended the advisory agreement with our Advisor through June 2020.  For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Note 9. “Related Party Arrangements.”

On September 30, 2015, we completed our Offerings and received aggregate subscription proceeds of approximately $1.7 billion.  In October 2015, we deregistered the unsold shares of our common stock under our previous registration statement on Form S-11, except for 20 million shares that we registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through our Reinvestment Plan.  As part of moving forward with the consideration of Possible Strategic Alternatives, as described below under “Strategic Alternatives,” effective July 11, 2018, we suspended our Reinvestment Plan and, effective with the suspension of our Reinvestment Plan, stockholders who were participants in our Reinvestment Plan now receive cash distributions instead of additional shares of our common stock.

Strategic Alternatives

In 2017, we began evaluating strategic alternatives to provide liquidity to the Company’s stockholders.  In April 2018, our board of directors formed a Special Committee to consider Possible Strategic Alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third-party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company.  The Special Committee engaged HFF Securities L.P. and KeyBanc Capital Markets Inc. to act as financial advisors in connection with exploring our Possible Strategic Alternatives.  As of March 31, 2019, as part of executing on Possible Strategic Alternatives, we had committed to a plan to sell a total of 70 properties.

In connection with our consideration of the Possible Strategic Alternatives, we suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018.

In December 2018, we entered into the MOB Sale Agreement with a subsidiary of Welltower Inc. (NYSE: WELL) for the MOB Sale, consisting of 55 properties within our MOB/Healthcare Portfolio, for a gross sales price of $1.25 billion, subject to certain pro-rations and other adjustments as described in the MOB Sale Agreement.  As of March 31, 2019, approximately $76 million had been placed by the buyer in escrow, which is non-refundable, except for a seller breach or default under the MOB Sale Agreement, and will be applied to the purchase price at closing.  The parties anticipate that the closing of the MOB Sale will occur in the second quarter of 2019, subject to customary closing conditions, governmental and other third-party consents.  There can be no assurance that the closing conditions will be satisfied or that the MOB Sale will be consummated.  The net sales proceeds are expected to exceed the net carrying value of the 55 properties comprising the MOB Sale.  Our board of directors will determine the appropriate use of any net proceeds resulting from the MOB Sale, which may include: (i) the retirement of indebtedness, including the pay down of our Credit Facilities; (ii) a special distribution to stockholders; (iii) strategic capital expenditures to enhance certain of our remaining properties and/or (iv) retaining a portion of the proceeds for other corporate purposes.

In March 2019, we entered into the IRF Sale Agreement with subsidiaries of Global Medical REIT Inc. (NYSE: GMRE) related to the IRF Sale, consisting of four post-acute care properties within our MOB/Healthcare Portfolio, for a gross sales price of $94 million, subject to certain pro-rations and other adjustments as described in the IRF Sale Agreement.  In April 2019, we completed the IRF Sale and received net sales proceeds of approximately $93.2 million, which were used to pay off the Cobalt Rehabilitation Hospital Surprise loan of approximately $14.7 million as well as the Medical Portfolio II Properties loan of approximately $76.3 million, which was scheduled to mature in July 2019.  In connection with the IRF Sale, we paid our Advisor a disposition fee of approximately $0.2 million.  The net sales proceeds exceeded the net carrying value of the four properties comprising the IRF Sale.

Portfolio Overview

As discussed above under “Strategic Alternatives,” we completed the IRF sale in April 2019, which consisted of four post-acute care properties within the total 70 properties we had classified as held for sale as of March 31, 2019.  As of May 9, 2019, our remaining healthcare investment portfolio, including the remaining 66 properties classified as held for sale, consisted of interests in 138 properties, including 72 seniors housing properties, 53 MOBs, eight post-acute care facilities and five acute care hospitals.  Of our properties held as of May 9, 2019, five of our 72 seniors housing properties were owned through an unconsolidated joint venture and one was comprised of unimproved land.  As of May 9, 2019, we had entered into the MOB Sale Agreement for the sale of the 55 properties comprising the MOB Sale.  During 2019, we intend to continue executing on our plan to sell the 66 remaining properties classified as held for sale.

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on healthcare real estate and real estate-related assets.  Our remaining healthcare investment portfolio is geographically diversified with properties in 34 states. The map below shows our remaining healthcare investment portfolio, after the sale of the four post-acute properties in April 2019, across geographic regions as of May 9, 2019:

The following table summarizes our remaining healthcare investment portfolio, after the sale of the four post-acute properties in April 2019, by asset class and investment structure as of May 9, 2019:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	10.5%
Seniors housing managed (2)	51	1,427.8	48.4%
Seniors housing unimproved land	1	1.1	0.0%
Medical office leased (1) (3)	53	925.6	31.4%
Post-acute care leased (1) (3)	8	99.1	3.4%
Acute care leased (1) (3)	5	153.9	5.2%
Unconsolidated investments:
Seniors housing managed (4)	5	31.1	1.1%
	138	$2,949.6	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income and related revenues.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	These properties comprise the 66 remaining properties, after the sale of the four post-acute properties in April 2019, that were classified as held for sale as of March 31, 2019.
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

When evaluating the performance of our healthcare portfolio within the seniors housing and post-acute care asset classes, management reviews occupancy levels and monthly revenue per occupied unit, which we define as total revenue divided by average number of occupied units or beds and is considered a performance metric within these asset classes.  Similarly, when evaluating the performance of our third-party operators, management reviews monthly financial statements, property-level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits.  All of the aforementioned operating and statistical metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of March 31, 2019, excluding the 63 properties comprising our MOB/Healthcare Portfolio, which were classified as discontinued operations:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	62.7%	2022-2025
Wellmore, LLC	2	366	18.2%	2026-2027
Community Compassion (1)	6	261	12.9%	2023
Welbrook Senior Living, LLC (1)	1	125	6.2%	2032
	22	2,013	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	31.1%	2019-2024
Prestige Senior Living, LLC	13	895	14.3%	2020-2024
Morningstar Senior Management, LLC	4	834	13.3%	2023
SLH Austin Manager, LLC	3	431	6.9%	2020-2023
Parc Communities, LLC	2	385	6.2%	2020-2023
Harborchase Retirement, LLC	4	380	6.1%	2023-2029
Other operators (2)	18	1,382	22.1%	2020-2027
	51	6,255	100.0%

FOOTNOTES:

(1)	Represents tenant(s) at properties that were classified as held for sale as of March 31, 2019.
(2)	Comprised of various tenants or operators each of which comprise less than 5% of our consolidated rentable square footage.

Tenant Lease Expirations

As of March 31, 2019, excluding the 63 properties classified as discontinued operations, we owned 15 seniors housing properties and seven post-acute care properties, which are classified as held for sale, that have been leased to tenants under triple-net operating leases.  During the three months ended March 31, 2019, our rental income from continuing operations represented approximately 11.1% of our total revenues from continuing operations.

Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities. However, if the tenant does not pay the real estate taxes, we would be liable.

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date.  As of March 31, 2019, none of our rental income from continuing operations was scheduled to expire until 2022.  Therefore, we do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.  We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.” Certain amendments or modifications to the terms of existing leases could require lender approval.

In March 2019, we entered into lease amendments for each of the five properties comprising our Primrose II Communities which, among other things, extended the respective lease terms from the initial expiration dates in December 2022 to amended expiration dates in December 2025.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2019, each of the next nine years and thereafter on our consolidated healthcare investment portfolio, excluding the 63 properties classified as discontinued operations, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of March 31, 2019:

Year of Expiration (1)	Number of Tenants	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2019	—	—	$—	—
2020	—	—	—	—
2021	—	—	—	—
2022	5	518	8,182	24.9%
2023	6	261	6,191	18.9%
2024	—	—	—	—
2025	8	743	11,310	34.5%
2026	1	137	3,200	9.8%
2027	1	229	2,566	7.8%
2028	—	—	—	—
Thereafter	1	125	1,365	4.1%
Total	22	2,013	$32,814	100.0%

Weighted Average Remaining Lease Term: (3)			5.7 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Liquidity and Capital Resources

General

Our primary source of capital includes proceeds from collateralized or uncollateralized financings from banks or other lenders, other assets and undistributed operating cash flows, and as part of executing on Possible Strategic Alternatives as described above under “Strategic Alternatives,” will also include proceeds from the sale of properties.  Our primary use of capital includes the payment of distributions, payment of operating expenses, redemption of shares (through the suspension of our Redemption Plan in July 2018), funding capital improvements to, and expansions of, existing properties and payment of debt service.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures or cover periodic shortfalls between distributions paid and cash flows from operating activities.  As of March 31, 2019, we have approximately $20.7 million of undrawn availability remaining under our Revolving Credit Facility, as discussed below.

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

Our cash flows from operating and investing activities described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations and exclude the 63 properties classified as discontinued operations.  The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

Sources of Liquidity and Capital Resources

Reinvestment Plan

In July 2018, in light of our decision to proceed with the exploration of Possible Strategic Alternatives, we suspended our Reinvestment Plan and our Redemption Plan.  As such, there were no proceeds from our Reinvestment Plan for the three months ended March 31, 2019.  For the three months ended March 31, 2018, we received proceeds from our Reinvestment Plan of approximately $11.1 million.

Borrowings

During the three months ended March 31, 2019 and 2018, we borrowed proceeds of approximately $5.2 million and $16.5 million, respectively.  We have borrowed money to fund real estate development and intend to continue borrowing money, to a lesser extent, to fund other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities.  Our principal demand for funds is expected to be for the payment of debt service on our outstanding indebtedness and the payment of distributions.  Generally, we expect to meet short-term working capital needs from our cash flows from operations.

On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy. During the three months ended March 31, 2019, we exercised our final 12-month extension option on our $175 million First Term Loan Facility resulting in the term ending in February 2020.  We continue to actively negotiate with our lenders on a long-term refinancing of our Credit Facilities, which we expect to complete concurrent with or soon after the completion of the MOB Sale.

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our credit facilities) on an annual basis.  As of March 31, 2019 and December 31, 2018, we had an aggregate debt leverage ratio of approximately 55.0% and 54.9%, respectively, of the aggregate carrying value of our assets.  As described above under “Strategic Alternatives,” we have committed to a plan to sell a total of 70 properties and intend to use a portion of the net sales proceeds to pay off the mortgages and notes payable related to those properties and to pay down a portion of the amounts outstanding on our Credit Facilities.

Deposits on and Proceeds from Sale of Real Estate

In December 2018, we signed the MOB Sale Agreement related to the MOB Sale, consisting of 55 properties within our MOB/Healthcare Portfolio.  In connection with the MOB Sale, total deposits of approximately $76.0 million were placed by the buyer in escrow, which was considered non-refundable as of January 2019, except for a seller breach or default under the MOB Sale Agreement.  As of March 31, 2019, approximately $76 million had been placed by the buyer in escrow, which is non-refundable, except for a seller breach or default under the MOB Sale Agreement, and will be applied to the purchase price at closing.  The parties anticipate that the closing of the MOB Sale will occur in the second quarter of 2019, subject to customary closing conditions, governmental and other third-party consents.  There can be no assurance that the closing conditions will be satisfied or that the MOB Sale will be consummated.  Our board of directors will determine the appropriate use of any net proceeds resulting from the MOB Sale, which may include: (i) the retirement of indebtedness, including the pay down of our Credit Facilities; (ii) a special distribution to stockholders; (iii) strategic capital expenditures to enhance certain of our remaining properties and/or (iv) retaining a portion of the proceeds for other corporate purposes.

In March 2019, we entered into the IRF Sale Agreement relate to the IRF Sale, consisting of four properties within our MOB/Healthcare Portfolio.  In connection with the IRF Sale, approximately $1.5 million was placed by the buyer in escrow, which was considered non-refundable as of March 2019, except for a seller breach or default under the IRF Sale Agreement  In April 2019, we completed the IRF Sale and received net sales proceeds of approximately $93.2 million, which were used to pay off the Cobalt Rehabilitation Hospital Surprise loan of approximately $14.7 million as well as the Medical Portfolio II Properties loan of approximately $76.3 million, which was scheduled to mature in July 2019.

Net Cash Provided by Operating Activities – Continuing Operations

We experienced positive cash flow from operating activities for the three months ended March 31, 2019 and 2018 of approximately $17.8 million and $9.7 million, respectively.  The increase in cash flows from operating activities for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily the result of the following:

•

an increase in net operating income (“NOI”) as a result of the continued lease-up of additional seniors housing units at our completed developments and expansion projects subsequent to March 31, 2018, as well as improved performance of our value-add properties.  In addition, NOI was positively impacted by a decrease in property management fees paid to the Property Manager, an affiliate of our Advisor, as a result of the property management agreement not being renewed and expiring in June 2018; and

•	an increase resulting from favorable changes in operating assets and liabilities across periods;
•

offset by a decrease related to higher interest expense paid resulting from higher interest rates for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, as well as higher average debt outstanding.

Uses of Liquidity and Capital Resources

Capital Expenditures

We paid approximately $0.6 million and $2.0 million in capital expenditures during three months ended March 31, 2019 and 2018, respectively.

Debt Repayments

During the three months ended March 31, 2019, we paid approximately $4.8 million of scheduled repayments on our mortgages and other notes payable. During the three months ended March 31, 2018, we paid approximately $5.7 million of scheduled repayments on our mortgages and other notes payable.

As of March 31, 2019, we have approximately $406.3 million of debt obligations, including liabilities associated with assets held for sale, coming due in 2019, of which $229.1 million relates to the Revolving Credit Facility.  In February 2019, we exercised our final 12-month extension option on our $175 million First Term Loan Facility resulting in the term ending in February 2020. As part of executing on Possible Strategic Alternatives, as described above under “Strategic Alternatives,” we entered into the MOB Sale Agreement to sell 55 properties within our MOB/Healthcare Portfolio and the IRF Sale Agreement to sell four properties within our MOB/Healthcare Portfolio.  In April 2019, we completed the IRF Sale and used the proceeds to pay off the then-current Cobalt Rehabilitation Hospital Surprise loan of approximately $14.7 million as well as the Medical Portfolio II Properties loan of approximately $76.3 million, which was scheduled to mature in July 2019.

We anticipate using a portion of the net sales proceeds to pay down indebtedness related to our mortgages and notes payable as well as a portion of our Credit Facilities.  In anticipation of paying down a portion of this indebtedness, we have been actively negotiating with our lenders on a long-term refinancing of our Credit Facilities as well as exploring various other financing scenarios including, but not limited to, the following: (1) using proceeds from the sale of real estate in order to repay certain debt obligations coming due, and/or (2) obtaining proceeds from other sources; such as from cash flows provided by financing activities, a component of which could include borrowings, whether collateralized by our properties or unsecured (“Other Sources”).

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for three months ended March 31, 2019 and 2018 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Cash Flows Provided by Operating Activities (3)
2019 Quarters
First	$0.11639	$20,246	$—	$20,246	$26,155
Total	$0.11639	$20,246	$—	$20,246	$26,155

2018 Quarters
First	$0.11639	$20,324	$11,078	$9,246	$17,787
Total	$0.11639	$20,324	$11,078	$9,246	$17,787

FOOTNOTES:

(1)

Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Reinvestment Plan, which was suspended in July 2018.  Effective with the suspension of our Reinvestment Plan, stockholders who were participants in our Reinvestment Plan now receive cash distributions instead of additional shares of our common stock.

(2)

For the three months ended March 31, 2019 and 2018, our net income (loss) attributable to common stockholders was approximately $9.9 million and ($7.9 million), respectively, while cash distributions declared were approximately $20.2 million and $20.3 million, respectively.  For the three months ended March 31, 2019 and 2018, approximately 100% and 88%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 0% and 12%, respectively, were considered to be funded with Other Sources.

(3)

Amounts herein include cash flows from discontinued operations.  Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors uses other measures such as FFO and MFFO in order to evaluate the level of distributions.  GAAP requires the payment of certain items (most notably, lease incentives, acquisition fees and expenses related to business combinations, and financing coordination fees) to be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations.  For example, during the three months ended March 31, 2019 and 2018, we paid approximately $1.6 million and $0.7 million, respectively, of lease incentives.  There were no acquisition fees and expenses or financing coordination fees incurred for the three months ended March 31, 2019 and 2018.

As part of executing on our Possible Strategic Alternatives, as described above in “Strategic Alternatives,” and selling the 70 properties we classified as held for sale, we will experience a reduction in our remaining earnings base and operating cash flows. We expect that our board of directors will adjust cash distributions in future periods to ensure the level of cash distributions are consistent with the projected reduction in our remaining earnings base and operating cash flows given the associated impact of such sales of real estate on our operating cash flows.  In addition, a portion of the net sales proceeds from the sale of properties may be used to make a special distribution to stockholders.

Common Stock Redemptions

In July 2018, in light of our decision to proceed with the exploration of Possible Strategic Alternatives, we suspended our Reinvestment Plan and our Redemption Plan.  As such, there were no requests for the redemption of common stock during the three months ended March 31, 2019.  During the three months ended March 31, 2018, we received requests for the redemption of common stock of approximately $17.4 million, all of which were approved for redemption at an average price of $10.13 per share and were payable as of March 31, 2018.  During the three months ended March 31, 2018, approximately $11.7 million was paid related to redemption requests that were payable as of December 31, 2017.

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

Three months ended March 31, 2019 as compared to the three months ended March 31, 2018

As of March 31, 2019, excluding properties classified as discontinued operations, unconsolidated investments and unimproved land, we owned 73 consolidated operating investment properties and our portfolio consisted of 6,080 units operated under management agreements with third-party operators and approximately 2.0 million rentable square feet that was 100.0% leased to third-party tenants.

	Investment count as of
	March 31,
Consolidated operating investment types:	2019	2018
Seniors housing leased	15	15
Seniors housing managed	51	51
Medical office leased	—	1
Post-acute care leased	7	7
	73	74

Resident Fees and Services. Resident fees and services income was approximately $71.3 million for the three months ended March 31, 2019 as compared to approximately $67.5 million for the three months ended March 31, 2018.  The increase in resident fees and services is primarily a result of year-over-year growth in occupancy rates within our seniors housing properties and the continued lease-up of additional seniors housing units at two development properties and two expansion projects that were completed in 2017.

Property Operating Expenses. Property operating expenses were approximately $46.0 million for the three months ended March 31, 2019 as compared to approximately and $44.3 million for the three months ended March 31, 2018.  The increase in property operating expenses is primarily a result of year-over-year growth in occupancy rates within our seniors housing properties and the continued lease-up of additional seniors housing units at two development properties and two expansion projects that were completed in 2017.

Property Management Fees.  We incurred property management fees of approximately $3.5 million for the three months ended March 31, 2019 payable to our third-party property managers as compared to approximately $4.2 million for the three months ended March 31, 2018 payable to both our third-party property managers as well as our Property Manager, an affiliate of our Advisor.  The decrease in property management fees resulted from the property management agreement with our Property Manager not being renewed beyond its expiration date in June 2018.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.3 million for the three months ended March 31, 2019, as compared to approximately $14.9 million for the three months ended March 31, 2018.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The decrease in depreciation and amortization expense across periods resulted from several intangible assets related to our seniors housing investments being fully amortized, as well as there being no depreciation and amortization expense in 2019 for Welbrook Senior Living Grand Junction as a result of classifying the property as held for sale in December 2018.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $11.3 million for the three months ended March 31, 2019 as compared to approximately $10.4 million for the three months ended March 31, 2018.  The increase in interest expense and loan cost amortization was primarily the result of an increase in our average debt outstanding across periods of approximately $24.6 million combined with an increase in the London interbank offered rate (“LIBOR”) for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Income (loss) from Discontinued Operations.  As discussed above under “Strategic Alternatives,” we classified the revenues and expenses related to our MOB/Healthcare Portfolio as discontinued operations as our board of directors committed to a plan to sell the MOB/Healthcare Portfolio, and we believe the sale of these properties would cause a strategic shift in our operations.  We had income from discontinued operations of approximately $10.5 million for the three months ended March 31, 2019, as compared to a loss from discontinued operations of approximately $2.2 million for the three months ended March 31, 2018.  The increase in income from discontinued operations across periods was primarily the result of the following:

•

a decrease in depreciation and amortization, which was ceased as of September 30, 2018 on the 63 properties in our MOB/Healthcare Portfolio as a result of the properties being classified as held for sale; and

•

a decrease in property management fees, which resulted from the property management agreement with our Property Manager, an affiliate of our Advisor, not being renewed beyond its expiration date in June 2018;

•

partially offset by an increase in interest expense resulting from higher average debt outstanding and higher interest rates for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Refer to Note 5. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents NOI from a property that was sold in May 2018, as we did not own that property during the entirety of all periods presented.  The chart below presents a reconciliation of net income (loss) to NOI for the three months ended March 31, 2019 and 2018 (in thousands) and the amount invested in properties as of March 31, 2019 and 2018 (in millions), excluding the 63 properties classified as discontinued operations:

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Net income (loss)	$9,908	$(7,898)
Adjusted to exclude:
General and administrative expenses	2,959	3,166
Asset management fees	4,593	4,566
Depreciation and amortization	12,334	14,895
Other expenses, net of other income	10,740	10,279
Income tax expense	655	617
(Income) loss from discontinued operations	(10,474)	2,178
NOI	30,715	27,803	$2,912	10.5%
Less: Non-same-store NOI	—	(105)
Same-store NOI	$30,715	$27,698	$3,017	10.9%
Invested in operating properties, end of period (in millions)	$1,804	$1,809

Overall, our NOI for the three months ended March 31, 2019 increased by approximately $2.9 million as compared to the same period in the prior year, which is partly attributable to a decrease in property management fees paid to the Property Manager, an affiliate of our Advisor, as a result of the property management agreement not being renewed and expiring in June 2018.  Our non-same-store NOI of approximately $0.1 million for the three months ended March 31, 2018 primarily related to the sale of Physicians Regional Medical Center – Central Wing in May 2018.  Our same-store NOI for the three months ended March 31, 2019 increased by approximately $3.0 million, or 10.9%, as compared to the same period in the prior year.  The increase in same-store NOI is primarily attributable to the continued lease-up of additional seniors housing units at our completed developments and expansion projects subsequent to March 31, 2018; most notably, at our Raider Ranch and Tranquillity at Fredericktowne properties.  In addition, we experienced year-over-year revenue and occupancy growth within certain of our value-add seniors housing properties.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful.  Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (or loss) or income (or loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders.  FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, now that the offering and acquisition stages are complete and the estimated net asset value (“NAV”) is disclosed.  FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to common stockholders	$9,900	$(7,874)
Adjustments:
Depreciation and amortization:
Continuing operations	12,334	14,895
Discontinued operations	―	10,681
FFO adjustments attributable to noncontrolling interests:
Continuing operations	(48)	(48)
Discontinued operations	―	(12)
FFO adjustments from unconsolidated entities (1)	332	138
FFO attributable to common stockholders	22,518	17,780
Straight-line rent adjustments: (2)
Continuing operations	(182)	(685)
Discontinued operations	(766)	216
Amortization of above and below market intangibles: (3)
Continuing operations	(10)	(7)
Discontinued operations	―	156
Unrealized loss from mark-to-market adjustments on swaps: (4)
Discontinued operations	―	(24)
Realized loss on extinguishment of hedges or other derivatives: (5)
Discontinued operations	―	126
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	(2)	―
Discontinued operations	1	(1)
MFFO attributable to common stockholders	$21,559	$17,561
Weighted average number of shares of common stock outstanding (basic and diluted)	173,963	174,854
Net income (loss) per share (basic and diluted)	$0.06	$(0.04)
FFO per share (basic and diluted)	$0.13	$0.10
MFFO per share (basic and diluted)	$0.12	$0.10

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
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

Contractual Obligations

The following table presents our contractual obligations by payment periods as of March 31, 2019, including liabilities associated with assets held for sale (in thousands):

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
Mortgages and other notes payable, net (principal and interest)	$209,932	$287,467	$642,700	$13,070	$1,153,169
Credit facilities (principal and interest)	252,003	459,815	—	—	711,818
Development contracts on development properties (1)	291	—	—	—	291
Ground leases (2)	1,518	4,125	4,252	106,780	116,675
	$463,744	$751,407	$646,952	$119,850	$1,981,953

FOOTNOTES:

(1)	These amounts represent our expected timing of such development costs, which include accrued development costs as of March 31, 2019 of approximately $0.3 million related to developer holdbacks.
(2)

Ground leases are operating leases with scheduled payments over the life of the respective leases and with expirations ranging from 2045 to 2082.  Amounts herein relate to the 63 properties within our MOB/Healthcare Portfolio that have been classified as discontinued operations.

Off-Balance Sheet Arrangements

As of March 31, 2019, our off-balance sheet and other arrangements were not materially different from the amounts reported for the year ended December 31, 2018.  Refer to our annual report on Form 10-K for the year ended December 31, 2018 for a summary of our off-balance sheet and other arrangements.

Related-Party Transactions

See Item 1. “Condensed Consolidated Financial Information” and our Annual Report on Form 10-K for the year ended December 31, 2018 for a summary of our related party transactions.

Critical Accounting Policies and Estimates

See Item 1. “Condensed Consolidated Financial Information” and our Annual Report on Form 10-K for the year ended December 31, 2018 for a summary of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Item 1. “Condensed Consolidated Financial Information” for a summary of the impact of recent accounting pronouncements.

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

The following is a schedule as of March 31, 2019 of our fixed and variable rate debt maturities for the remainder of 2019, and each of the next four years and thereafter (principal maturities only), including liabilities associated with assets held for sale (in thousands):

	Expected Maturities
	2019	2020	2021	2022	2023	Thereafter		Total	Fair Value (1)
Fixed rate debt	$9,099	$51,157	$12,061	$288,843	$23,414		$11,181	$395,755	$396,000
Weighted average interest rate on fixed rate debt	4.23%	3.84%	4.28%	4.25%	4.67%		4.19%	4.22%
Variable rate debt	$397,218	$568,286	$41,820	$85,164	$222,999	$	―	$1,315,487	$1,315,000
Average interest rate on variable rate debt	LIBOR + 2.35%	LIBOR + 2.34%	LIBOR + 2.32%	LIBOR + 2.33%	LIBOR + 2.05%		―	LIBOR + 2.29%

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2019. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2019, compared to LIBOR rates as of March 31, 2019, would result in fluctuation of interest expense on our variable rate debt of approximately $13.2 million for the year ending December 31, 2019.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of March 31, 2019, the Company’s debt is comprised of approximately 23.1% in fixed rate debt, approximately 59.3% in variable rate debt with current interest rate protection and approximately 17.6% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

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

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities - None

Issuer Purchases of Equity Securities – None

Secondary Sales of Registered Shares between Investors

During the three months ended March 31, 2019 and 2018, there were approximately 116,000 shares and 4,000 shares transferred between investors, respectively, at an average sales price per share of approximately $7.84 and $7.94, respectively.  We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 3.	Defaults Upon Senior Securities - None
Item 4.	Mine Safety Disclosure – Not Applicable
Item 5.	Other Information - None
Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May 2019.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)