Form 10-Q
period 2019-09-30
CNL Healthcare Properties, Inc.
filed 2019-11-08
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of common stock of the registrant outstanding as of October 31, 2019 was 173,963,445.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Condensed Consolidated Financial Information

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	September 30,	December 31,
	2019	2018
ASSETS
Real estate investment properties, net (including VIEs $69,411 and $146,341, respectively)	$1,422,299	$1,455,149
Assets held for sale, net (including VIEs $0 and $39,601, respectively)	146,719	1,147,645
Cash (including VIEs $549 and $342, respectively)	37,974	57,109
Other assets (including VIEs $598 and $678, respectively)	27,772	23,488
Deferred rent and lease incentives (including VIEs $0 and $7,160, respectively)	15,452	14,763
Restricted cash (including VIEs $111 and $208, respectively)	5,309	6,119
Intangibles, net	1,319	1,614
Total assets	$1,656,844	$2,705,887
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $41,816 and $102,578, respectively)	$434,923	$530,644
Credit facilities	282,832	425,613
Accounts payable and accrued liabilities (including VIEs $1,139 and $784, respectively)	24,669	21,882
Other liabilities (including VIEs $236 and $1,321, respectively)	8,997	8,548
Due to related parties	2,171	3,255
Liabilities associated with assets held for sale (including VIEs $0 and $30,695, respectively)	1,076	774,019
Total liabilities	754,668	1,763,961
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	595	579
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 and 186,626 shares issued, and 173,963 and 173,963 shares outstanding, respectively	1,740	1,740
Capital in excess of par value	1,516,949	1,516,543
Accumulated income (loss)	112,961	(233,847)
Accumulated distributions	(731,332)	(345,347)
Accumulated other comprehensive income (loss)	(60)	1,177
Total stockholders' equity	900,258	940,266
Noncontrolling interest	1,323	1,081
Total equity	902,176	941,926
Total liabilities and equity	$1,656,844	$2,705,887

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Rental income and related revenues	$7,913	$8,678	$25,095	$26,225
Resident fees and services	72,289	69,793	215,452	205,754
Total revenues	80,202	78,471	240,547	231,979
Operating expenses:
Property operating expenses	47,496	45,466	140,079	134,024
General and administrative expenses	2,131	2,672	10,315	9,033
Asset management fees	4,590	4,558	13,772	13,693
Property management fees	2,594	2,815	9,472	10,879
Financing coordination fees	―	―	1,878	―
Depreciation and amortization	12,337	12,862	37,018	41,528
Total operating expenses	69,148	68,373	212,534	209,157
Gain on sale of real estate	―	―	228	1,049
Operating income	11,054	10,098	28,241	23,871
Other income (expense):
Interest and other income	193	106	1,239	202
Interest expense and loan cost amortization	(9,174)	(10,247)	(31,822)	(31,097)
Equity in earnings of unconsolidated entity	220	267	414	438
Total other expense	(8,761)	(9,874)	(30,169)	(30,457)
Income (loss) before income taxes	2,293	224	(1,928)	(6,586)
Income tax expense	(702)	(859)	(1,890)	(2,404)
Income (loss) from continuing operations	1,591	(635)	(3,818)	(8,990)
Income (loss) from discontinued operations	3,877	(2,634)	347,721	(9,511)
Net income (loss)	5,468	(3,269)	343,903	(18,501)
Less: Amounts attributable to noncontrolling interest
Net income (loss) from continuing operations	14	(22)	12	(64)
Net income (loss) from discontinued operations	―	1	265	(7)
Net income (loss) attributable to common stockholders	$5,454	$(3,248)	$343,626	$(18,430)
Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$0.01	$(0.00)	$(0.02)	$(0.06)
Discontinued operations	$0.02	$(0.02)	$2.00	$(0.05)
Weighted average number of shares of common stock outstanding (basic and diluted)	173,963	173,974	173,963	174,340

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$5,468	$(3,269)	$343,903	$(18,501)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	32	(245)	(1,004)	3,278
Reclassification of interest rate swaps upon derecognition	―	14	(509)	267
Reclassification of interest rate caps upon derecognition	―	―	265	―
Unrealized gain (loss) on derivative financial instruments of equity method investments	(1)	―	11	―
Total other comprehensive income (loss)	31	(231)	(1,237)	3,545
Comprehensive income (loss)	5,499	(3,500)	342,666	(14,956)
Less: Comprehensive income (loss) attributable to noncontrolling interest	14	(21)	277	(71)
Comprehensive income (loss) attributable to common stockholders	$5,485	$(3,479)	$342,389	$(14,885)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30 2019 (UNAUDITED)

(in thousands, except per share data)

	Redeemable	Common Stock		Capital in			Accumulated Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Income (Loss)	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2019	$587	173,963	$1,740	$1,516,949	$107,507	$(722,425)	$(91)	$903,680	$1,397	$905,664
Net income	8	―	―	―	5,454	―	―	5,454	6	5,468
Other comprehensive income	―	―	―	―	―	―	31	31	―	31
Distribution to holder of noncontrolling interest	―	―	―	―	―	―	―	―	(80)	(80)
Cash distributions declared ($0.0512 per share)	―	―	―	―	―	(8,907)	―	(8,907)		(8,907)
Balance at September 30, 2019	$595	173,963	$1,740	$1,516,949	$112,961	$(731,332)	$(60)	$900,258	$1,323	$902,176

Balance at December 31, 2018	$579	173,963	$1,740	$1,516,543	$(233,847)	$(345,347)	$1,177	$940,266	$1,081	$941,926
Adoption of Lease ASU (refer to Note 2)	―	―	―	―	3,182	―	―	3,182	―	3,182
Net income	16	―	―	―	343,626	―	―	343,626	261	343,903
Other comprehensive loss	―	―	―	―	―	―	(1,237)	(1,237)	―	(1,237)
Distributions to holders of promoted interest	―	―	―	406	―	―	―	406	―	406
Distribution to holder of noncontrolling interest	―	―	―	―	―	―	―	―	(610)	(610)
Cash distributions declared ($2.21879 per share)	―	―	―	―	―	(385,985)	―	(385,985)	―	(385,985)
Contribution from noncontrolling interests	―	―	―	―	―	―	―	―	591	591
Balance at September 30, 2019	$595	173,963	$1,740	$1,516,949	$112,961	$(731,332)	$(60)	$900,258	$1,323	$902,176

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

(in thousands, except per share data)

	Redeemable	Common Stock		Capital in			Accumulated Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Loss	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2018	$421	173,976	$1,740	$1,517,072	$(223,957)	$(304,854)	$2,791	$992,792	$1,109	$994,322
Redemptions of common stock	―	(2)	―	(20)	―	―	―	(20)	―	(20)
Net loss	(9)	―	―	―	(3,248)	―	―	(3,248)	(12)	(3,269)
Other comprehensive loss	―	―	―	―	―	―	(231)	(231)	―	(231)
Distribution to holder of noncontrolling interest	―	―	―	―	―	―	―	―	(6)	(6)
Distributions to holders of promoted interest	―	―	―	(2,702)	―	―	―	(2,702)	―	(2,702)
Cash distributions declared ($0.11639 per share)	―	―	―	―	―	(20,247)	―	(20,247)	―	(20,247)
Contribution from noncontrolling interests	14	―	―	―	―	―	―	―	―	14
Balance at September 30, 2018	$426	173,974	$1,740	$1,514,350	$(227,205)	$(325,101)	$2,560	$966,344	$1,091	$967,861

Balance at December 31, 2017	$425	174,634	$1,747	$1,523,372	$(208,775)	$(264,283)	$(985)	$1,051,076	$1,159	$1,052,660
Subscriptions received for common stock through reinvestment plan	―	2,133	21	21,992	―	―	―	22,013	―	22,013
Redemptions of common stock	―	(2,793)	(28)	(28,312)	―	―	―	(28,340)	―	(28,340)
Net loss	(17)	―	―	―	(18,430)	―	―	(18,430)	(54)	(18,501)
Other comprehensive income	―	―	―	―	―	―	3,545	3,545	―	3,545
Distribution to holder of noncontrolling interest	―	―	―	―	―	―	―	―	(14)	(14)
Distributions to holders of promoted interest	―	―	―	(2,702)	―	―	―	(2,702)	―	(2,702)
Cash distributions declared ($0.34917 per share)	―	―	―	―	―	(60,818)	―	(60,818)	―	(60,818)
Contribution from noncontrolling interests	18	―	―	―	―	―	―	―	―	18
Balance at September 30, 2018	$426	173,974	$1,740	$1,514,350	$(227,205)	$(325,101)	$2,560	$966,344	$1,091	$967,861

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net cash flows provided by operating activities – continuing operations	$35,979	$30,381
Net cash flows provided by operating activities – discontinued operations	17,916	22,137
Net cash flows provided by operating activities	53,895	52,518
Investing activities:
Development of properties	―	(1,040)
Capital expenditures	(4,209)	(5,980)
Proceeds from sale of real estate	246	5,761
Other investing activities	993	161
Net cash used in investing activities – continuing operations	(2,970)	(1,098)
Development of properties	(80)	(1,173)
Capital expenditures	(1,713)	(932)
Proceeds from sale of real estate	1,312,479	―
Other investing activities	(721)	(1,667)
Net cash provided by (used in) investing activities – discontinued operations	1,309,965	(3,772)
Net cash provided by (used in) investing activities	1,306,995	(4,870)
Financing activities:
Distributions to stockholders, net of distribution reinvestments	(385,985)	(38,805)
Redemptions of common stock	―	(40,050)
Draws under credit facilities	55,000	72,000
Repayments on credit facilities	(444,125)	(25,000)
Proceeds from mortgages and other notes payable	178	40,459
Principal payments on mortgages and other notes payable	(600,747)	(63,712)
Payment of loan costs	(6,028)	(965)
Other financing activities	(1,170)	(1,465)
Net cash flows used in financing activities	(1,382,877)	(57,538)
Net decrease in cash and restricted cash	(21,987)	(9,890)
Cash and restricted cash at beginning of period, including held for sale	65,501	74,691
Cash and restricted cash at end of period, including held for sale	$43,514	$64,801

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

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

In 2017, the Company began evaluating strategic alternatives to provide liquidity to its stockholders.  In April 2018, the Company’s board of directors formed a special committee consisting solely of its independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company, and (iii) a potential business combination or other transaction with a third-party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”).  The Special Committee engaged HFF Securities L.P. and KeyBanc Capital Markets Inc. to act as financial advisors in connection with exploring Possible Strategic Alternatives.  As part of executing on Possible Strategic Alternatives, the Company committed to a plan to sell a total of 70 properties, classified these 70 properties as held for sale and, as of September 30, 2019, the Company had sold 59 of the aforementioned 70 properties.  In October 2019, the Company completed the sale of an acute care facility in Beaumont, Texas (“Beaumont Sale”); refer to Note 14. “Subsequent Events” for additional information.

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

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

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

In July 2019, the Company entered into a purchase and sale agreement (“Beaumont Sale Agreement”) with Global Medical REIT, L.P., (NYSE: GMRE) related to the Beaumont Sale for a gross sales price of $33.6 million, subject to certain pro-rations and other adjustments as described in the Beaumont Sale Agreement.  In October 2019, the Company completed the Beaumont Sale; refer to Note 14. “Subsequent Events” for additional information.

In October 2019, the Company entered into an asset purchase agreement (“Grand Junction Sale Agreement”) with an affiliate of the tenant at Welbrook Senior Living Grand Junction related to the sale of a post-acute care property located in Colorado (“Grand Junction Sale”); refer to Note 14. “Subsequent Events” for additional information.

As of September 30, 2019, including the 11 remaining properties classified as held for sale, the Company’s healthcare investment portfolio is geographically diversified with properties in 30 states and consisted of interests in 83 properties, including 72 seniors housing properties, eight post-acute care facilities and three acute care hospitals.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the quarter and nine months ended September 30, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019.  Amounts as of December 31, 2018 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”).

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

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

Reclassifications – Certain amounts in the prior year’s condensed consolidated statement of cash flows have been reclassified to conform to the current year’s presentation, primarily related to classification of certain properties as discontinued operations, with no effect on the other previously reported consolidated financial statements.

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

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s consolidated financial position (in thousands):

	As Filed	Effect of	As Adjusted
	December 31,	ASC 842	January 1,
	2018	Adoption	2019
Assets held for sale, net	$1,147,645	$403	$1,148,048
Total assets	$2,705,887	$403	$2,706,290

Liabilities associated with assets held for sale	$774,019	$(2,779)	$771,240
Total liabilities	$1,763,961	$(2,779)	$1,761,182
Accumulated loss	$(233,847)	$3,182	$(230,665)
Total equity	$941,926	$3,182	$945,108

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

Recent Accounting Pronouncements — In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326),” which requires a new forward-looking expected loss model to be used for receivables, held-to-maturity debt, loans and other financial instruments.  Previously, when credit losses were measured under current GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss.  The amendments eliminate the probable initial threshold for recognition of credit losses in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019.  The Company has determined it will adopt this ASU on January 1, 2020 and does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

3.	Revenue

The following table presents disaggregated revenue related to the Company’s resident fees and services during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2019	2018	2019	2018	2019	2018
Independent living	2,261	2,261	$55.6	$53.4	25.8%	25.9%
Assisted living	2,966	2,966	105.0	102.4	48.7%	49.8%
Memory care	853	853	44.6	40.4	20.7%	19.6%
Other revenues	―	―	10.3	9.6	4.8%	4.7%
	6,080	6,080	$215.5	$205.8	100.0%	100.0%

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of September 30, 2019 and December 31, 2018 are as follows, excluding assets held for sale (in thousands):

	September 30,	December 31,
	2019	2018
Land and land improvements	$130,343	$130,133
Building and building improvements	1,476,912	1,475,789
Furniture, fixtures and equipment	84,201	81,666
Less: accumulated depreciation	(269,157)	(232,439)
Real estate investment properties, net	$1,422,299	$1,455,149

Depreciation expense on the Company’s real estate investment properties, net was approximately $12.2 million and $36.7 million for the quarter and nine months ended September 30, 2019, respectively, and approximately $12.8 million and $39.1 million for the quarter and nine months ended September 30, 2018. These amounts include depreciation through the determination date on assets held for sale; refer to Note 5. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

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

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

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

As of September 30, 2019, the 11 remaining properties classified as held for sale include: (1) the six Perennial Communities; (2) three acute care hospitals, including the Beaumont property for which the Company entered into the Beaumont Sale Agreement in July 2019, and one post-acute care facility within the MOB/Healthcare Portfolio; and (3) Welbrook Senior Living Grand Junction for which the Company entered into the Grand Junction Sale Agreement in October 2019.  In October 2019, the Company completed the Beaumont Sale; refer to Note 14. “Subsequent Events” for additional information.

As of September 30, 2019, the assets held for sale and the liabilities associated with those assets held for sale consisted of the following (in thousands):

	As of September 30, 2019
	MOB/Healthcare Portfolio	Other	Total
Real estate investment properties, net	$76,737	$51,339	$128,076
Intangibles, net	6,252	800	7,052
Deferred rent and lease incentives	3,622	6,040	9,662
Other assets	1,051	647	1,698
Restricted cash	86	145	231
Assets held for sale, net	$87,748	$58,971	$146,719

Other liabilities	$405	$634	$1,039
Accounts payable and accrued liabilities	37	―	37
Liabilities associated with assets held for sale	$442	$634	$1,076

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

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

5.	Assets and Associated Liabilities Held For Sale and Discontinued Operations (continued)

The Company classified the revenues and expenses related to the 63 properties comprising its MOB/Healthcare Portfolio as discontinued operations in the accompanying condensed consolidated statements of operations, as it believes the sale of these properties represents a strategic shift in the Company’s operations. The following table summarizes the Company’s income (loss) from discontinued operations for the quarter and nine months ended September 30, 2019 and 2018 (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Rental income and related revenues	$4,256	$28,458	$48,849	$85,345

Operating expenses:
Property operating expenses	101	7,800	11,155	22,898
General and administrative	90	295	639	1,057
Asset management fees	254	3,031	4,758	9,094
Property management fees	9	707	1,249	2,899
Financing coordination fees	―	―	―	2,326
Depreciation and amortization	―	10,592	―	31,956
Total operating expenses	454	22,425	17,801	70,230

Gain on sale of real estate	―	―	331,663	―

Operating income	3,802	6,033	362,711	15,115

Other income (expense):
Interest and other income (expense)	22	3	33	107
Interest expense and loan cost amortization (1) (2)	―	(8,652)	(14,831)	(24,678)
Total other expense	22	(8,649)	(14,798)	(24,571)

Income (loss) before income taxes	3,824	(2,616)	347,913	(9,456)
Income tax expense	53	(18)	(192)	(55)
Income (loss) from discontinued operations	$3,877	$(2,634)	$347,721	$(9,511)

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

(2)

In connection with the IRF Sale and the MOB Sale, the Company wrote off approximately $3.3 million in unamortized loan costs as a loss on the early extinguishment of debt, which is included in interest expense and loan cost amortization herein for the nine months ended September 30, 2019.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

6.	Operating Leases

As of September 30, 2019, excluding the 11 remaining properties classified as held for sale, the Company owned 15 seniors housing properties that have been leased to tenants under triple-net operating leases.  Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses.  Each tenant is expected to pay real estate taxes directly to the taxing authorities and, therefore, such amounts are not included in the Company’s condensed consolidated financial statements.  However, if the tenant does not pay the real estate taxes, the Company would be liable for such amounts.  As of September 30, 2019, the total annualized property tax assessed on these properties is approximately $3.2 million.

As of September 30, 2019, excluding the 11 remaining properties classified as held for sale, the Company’s triple-net operating leases had a weighted average remaining lease term of 5.3 years based on annualized base rents expiring between 2022 and 2027, subject to the tenants’ options to extend the lease terms by an additional five years.  In addition, certain tenants hold options to extend the lease terms for multiple five year periods, which are generally subject to similar terms and conditions provided under the initial lease term, including rent increases. The Company’s lease term is determined based on the non-cancellable lease term unless economic incentives make it reasonably certain that an extension option will be exercised, in which case the Company includes the extended lease term.

The following are future minimum lease payments to be received under non-cancellable operating leases for the remainder of 2019, each of the next four years and thereafter, in the aggregate, as of September 30, 2019, excluding the 11 remaining properties classified as held for sale (in thousands):

2019	$6,906
2020	28,526
2021	29,128
2022	21,541
2023	20,912
Thereafter	50,948
$157,961

The above future minimum lease payments to be received exclude straight-line rent adjustments and base rent attributable to any renewal options exercised by the tenants in the future.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

7.	Variable Interest Entities

As of September 30, 2019 and December 31, 2018, the Company had three and eight subsidiaries, respectively, classified as VIEs. The change in the number of VIEs across periods resulted from three VIE properties being sold in connection with the MOB Sale as well as the repayment of two construction loans related to the Company’s completed developments.  The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Assets:
Real estate investment properties, net	$69,411	$146,341
Assets held for sale, net (1)	$—	$39,601
Cash	$549	$342
Other assets	$598	$678
Deferred rent and lease incentives	$—	$7,160
Restricted cash	$111	$208
Liabilities:
Mortgages and other notes payable, net	$41,816	$102,578
Liabilities associated with assets held for sale (1)	$—	$30,695
Accounts payable and accrued liabilities	$1,139	$784
Other liabilities	$236	$1,321

FOOTNOTE:

(1)	Refer to Note 5. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $25.6 million as of September 30, 2019. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

As of September 30, 2019, the Company had three subsidiaries which are classified as VIEs due to the following factors and circumstances:

•	One of these subsidiaries is an entity with completed real estate under development in which there is insufficient equity at risk due to the development nature of the entity.
•	Two of these subsidiaries are joint ventures with completed real estate under development in which there is insufficient equity at risk due to the development nature of each joint venture.

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

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

8.	Indebtedness

In May 2019, as further described in Note 1. “Organization,” the Company completed the MOB Sale and used a portion of the net cash proceeds from the MOB Sale to repay the Company’s unsecured credit facilities which, including indebtedness allocated to certain of the 55 properties comprising the MOB Sale, resulted in total repayments on the Company’s unsecured credit facilities as follows: (1) approximately $229.1 million on the Company’s senior unsecured revolving line of credit (“2014 Revolving Credit Facility”); (2) $175 million on the Company’s initial senior unsecured term loan facility (“First Term Loan Facility”); and (3) $275 million on the Company’s additional senior unsecured term loan facility (“Second Term Loan Facility” and, collectively with the 2014 Revolving Credit Facility and First Term Loan Facility, “2014 Credit Facilities”).  Lastly, the Company strategically paid down approximately $28.6 million of indebtedness secured by other properties.  In connection with the refinancing of the 2014 Credit Facilities and the strategic pay down of indebtedness, the Company wrote-off approximately $0.7 million in unamortized loan costs as a loss on the early extinguishment of debt, which is included in interest expense and loan cost amortization in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2019.

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

In August 2019, the Company repaid the outstanding construction loans related to Wellmore of Lexington and Waterstone on Augusta of approximately $21.0 million and $18.7 million, respectively. In connection therewith, the Company wrote-off approximately $0.1 million in unamortized loan costs and paid exit fees of approximately $0.4 million, which are included in interest expense and loan cost amortization in the accompanying condensed consolidated statements of operations for the quarter and nine months ended September 30, 2019. These construction loans were scheduled to mature in September 2019 and September 2020, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

8.	Indebtedness (continued)

The following table provides details of the Company’s indebtedness as of September 30, 2019 and December 31, 2018, excluding indebtedness associated with assets held for sale (in thousands):

	September 30,	December 31,
	2019	2018
Mortgages and other notes payable, net:
Fixed rate debt	$350,471	$358,843
Variable rate debt (1) (2)	85,628	174,046
Mortgages and other notes payable (3)	436,099	532,889
Premium (4)	153	184
Loan costs, net	(1,329)	(2,429)
Total mortgages and other notes payable, net	434,923	530,644
Credit facilities, net:
2014 Revolving Credit Facility (1) (2) (5)	―	―
First Term Loan Facility (2)	―	151,616
Second Term Loan Facility (1) (2)	―	275,000
2019 Revolving Credit Facility (1) (5)	20,000	―
2019 Term Loan Facility (1)	265,000	―
Loan costs, net related to term loan facilities	(2,168)	(1,003)
Total credit facilities, net	282,832	425,613
Total indebtedness, net	$717,755	$956,257

FOOTNOTES:

(1)

As of September 30, 2019 and December 31, 2018, the Company had interest rate caps with notional amounts of approximately $273.0 million and $330.0 million, respectively.  Refer to Note 10. “Derivative Financial Instruments” for additional information.

(2)

As of September 30, 2019, the Company did not have any interest rate swaps.  As of December 31, 2018, the Company had interest rate swaps with notional amounts of approximately $151.6 million. These interest rate swaps were settled in connection with the refinancing of the credit facilities in May 2019.  Refer to Note 10. “Derivative Financial Instruments” for additional information.

(3)

As of September 30, 2019 and December 31, 2018, the Company’s mortgages and other notes payable are collateralized by 35 and 37 properties, respectively, with total carrying value of approximately $0.7 billion and $0.8 billion, respectively.

(4)	Premium is reflective of the Company recording a mortgage note payable assumed at fair value on the respective acquisition date.
(5)

As of September 30, 2019 and December 31, 2018, the Company had undrawn availability under the applicable revolving credit facility of approximately $119.4 million and $14.7 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan, which includes certain assets held for sale.

The following is a schedule of future principal payments and maturity for the Company’s total indebtedness for the remainder of 2019, each of the next four years and thereafter, in the aggregate, as of September 30, 2019 (in thousands):

2019	$24,344
2020	95,467
2021	11,352
2022	282,216
2023	42,873
Thereafter	265,000
$721,252

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

8.	Indebtedness (continued)

The following table provides details of the fair market value and carrying value of the Company’s indebtedness as of September 30, 2019 and December 31, 2018 (in millions):

	September 30,				December 31,
	2019				2018
	Fair Value		Carrying Value		Fair Value	Carrying Value
Mortgages and other notes payable, net		$440.5		$434.9	$528.7	$530.6
Credit facilities		$285.0		$282.8	$426.6	$425.6
Indebtedness associated with assets held for sale	$	―	$	―	$751.8	$748.3

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of September 30, 2019 and December 31, 2018 because of the relatively short maturities of the obligations.

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

As of September 30, 2019, the Company was in compliance with all financial covenants.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

9.	Related Party Arrangements

In April 2018, the Company and CNL Healthcare Manager Corp. (“Property Manager”) agreed not to renew the property management agreement beyond its expiration date in June 2018.  In addition, in May 2019, the Company’s board of directors approved the renewal of its advisory agreement with the Advisor through June 2020.

During the quarter and nine months ended September 30, 2019, the Company paid approximately $0.1 million and $3.0 million, respectively, of cash distributions on restricted stock issued pursuant to the Advisor expense support agreement, which includes the special cash distribution paid in May 2019, as described further in Note 11. “Stockholders’ Equity.”  During the quarter and nine months ended September 30, 2018, the Company paid approximately $0.2 million and $0.5 million, respectively, of cash distributions on restricted stock issued pursuant to the Advisor expense support agreement.  These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income (loss) from discontinued operations for the quarter and nine months ended September 30, 2019 and 2018, and related amounts unpaid as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	Quarter ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Reimbursable expenses:
Operating expenses (2)	$1,097	$1,444	$3,836	$4,672	$557	$722
	1,097	1,444	3,836	4,672	557	722
Investment services fees (3)	—	—	—	60	—	—
Financing coordination fees (4)	—	—	5,351	2,326	—	—
Property management fees (5)	—	—	—	2,323	—	—
Asset management fees	4,844	7,593	18,529	22,791	1,614	2,533
Disposition fees (6)	—	—	2,957	58	—	—
	$5,941	$9,037	$30,673	$32,230	$2,171	$3,255

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.

(3)

For the quarter and nine months ended September 30, 2019, the Company did not incur any investment services fees.  For the nine months ended September 30, 2018, the Company incurred investment service fees of approximately $0.1 million, which were capitalized and included in real estate assets, net in the accompanying condensed consolidated balance sheets.

(4)

For the nine months ended September 30, 2019, the Company incurred financing coordination fees of approximately $5.4 million primarily related to the 2019 Credit Facilities of which approximately $3.5 million were capitalized in the accompanying condensed consolidated balance sheets.  For the nine months ended September 30, 2018, the Company incurred financing coordination fees of approximately $2.3 million, which were expensed as incurred.  Financing coordination fees associated with the refinancing of debt are either expensed or capitalized based on whether such refinancings are determined to represent loan modifications or loan extinguishments for accounting purposes.

(5)	No property management fees were payable to the Property Manager subsequent to June 2018 as the property management agreement was not renewed beyond its expiration date in June 2018.
(6)	Amounts are recorded as a reduction to gain on sale of real estate in the accompanying consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

10.	Derivative Financial Instruments

The following summarizes the terms of the Company’s, or its equity method investment’s, derivative financial instruments and the corresponding asset (liability) as of September 30, 2019 and December 31, 2018 (in thousands):

										Fair value asset (liability) as of
Notional Amount				Strike (1)	Credit Spread (1)		Trade date	Forward date	Maturity date	September 30, 2019		December 31, 2018
$	―	(2)	(3)	2.3%	2.4%		9/12/2014	8/1/2015	7/15/2019	$	―		$168
$	―	(2)		1.6%	2.0%		12/23/2014	12/19/2014	2/19/2019	$	―		$220
$	―	(2)	(3)	1.7%	2.0%		1/9/2015	12/10/2015	12/22/2019	$	―		$966
$	―	(4)		2.3%	―	%	8/29/2017	8/29/2017	9/1/2019	$	―		$247
	$223,000	(3)	(4)	3.0%	―	%	3/28/2018	11/30/2018	12/19/2019	$	―		$44
$	―	(3)	(4)	3.0%	―	%	3/28/2018	7/10/2018	12/19/2019	$	―		$6
$	―	(3)	(4)	3.0%	―	%	3/28/2018	2/19/2019	12/19/2019	$	―		$19
$	―	(3)	(4)	3.0%	―	%	5/4/2018	5/4/2018	12/19/2019	$	―		$6
	$10,500	(4)		3.3%	―	%	2/28/2019	3/1/2019	9/1/2021	$	―	$	―
	$50,000	(4)		2.3%	―	%	8/16/2019	9/1/2019	12/31/2020		$5	$	―

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
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

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

11.	Equity

Stockholders’ Equity:

Distribution Reinvestment Plan — In July 2018, in light of the Company’s decision to proceed with the exploration of Possible Strategic Alternatives, the Company suspended the Reinvestment Plan and the Redemption Plan.  As such, there were no such proceeds received for the quarter and nine months ended September 30, 2019.  As a result of the suspension of the Reinvestment Plan in July 2018, the Company did not receive any proceeds through its Reinvestment Plan subsequent to June 2018.  For the nine months ended September 30, 2018, the Company received proceeds through its Reinvestment Plan of approximately $22.0 million.

Distributions — During the quarter and nine months ended September 30, 2019, the Company declared cash distributions of approximately $8.9 million and $386.0 million, respectively, which included a special cash distribution funded in May 2019 with proceeds from the sale of real estate and all of which were paid in cash to stockholders.  During the quarter and nine months ended September 30, 2018, the Company declared cash distributions of approximately $20.2 million and $60.8 million, respectively, of which approximately $20.2 million and $38.8 million, respectively, were paid in cash to stockholders.  As a result of the suspension of the Reinvestment Plan in July 2018, none of the cash distributions were reinvested pursuant to the Reinvestment Plan subsequent to June 2018.  For the nine months ended September 30, 2018, the Company received proceeds of approximately $32.0 million through the Reinvestment Plan.  No amounts distributed to stockholders during the quarter and nine months ended September 30, 2019 and 2018 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

Redemptions — In July 2018, in light of the Company’s decision to proceed with the exploration of Possible Strategic Alternatives, the Company suspended the Reinvestment Plan and the Redemption Plan.  No requests for redemptions have been accepted subsequent to suspension of the Redemption Plan.  As such, there were no requests for the redemption of common stock during the quarter and nine months ended September 30, 2019.  During the quarter and nine months ended September 30, 2018, the Company received requests for the redemption of common stock of approximately $4.8 million and $44.8 million, respectively.  For the quarter ended September 30, 2018, no requests for the redemption of common stock were approved.   For the nine months ended September 30, 2018, $28.3 million of the requests were approved for redemption at an average price of $10.14 per share.

During the quarter and nine months ended September 30, 2018, as a result of the Redemption Plan being suspended, approximately $16.4 million in unsatisfied redemption requests were placed in the redemption queue and will remain there until such time, if at all, that the Company’s board of directors reinstates the Redemption Plan.  Unless the Redemption Plan is reinstated by the Company’s board of directors, the Company will not as a general matter, accept or otherwise process any additional redemption requests received after July 11, 2018.  There can be no guarantee that the Redemption Plan will be reinstated by the Company’s board of directors.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

11.	Equity (continued)

Other comprehensive income (loss)— The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investment, and included in the condensed consolidated statements of comprehensive income (loss) for the quarter and nine months ended September 30, 2019 and 2018 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments			Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss into earnings
	Quarter Ended				Quarter Ended
	September 30,				September 30,
	2019		2018		2019		2018
Interest rate swaps	$	―	$(205)	Interest expense and loan cost amortization	$	―	$979
Interest rate caps		32	(40)	Interest expense and loan cost amortization		(25)	(581)
Reclassification of interest rate swaps upon derecognition		―	14	Interest expense and loan cost amortization		―	(14)
Interest rate cap held by unconsolidated joint venture		(1)	―	Interest expense and loan cost amortization		1	―
Total		$31	$(231)			$(24)	$384

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments		Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive loss into earnings
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018		2019	2018
Interest rate swaps	$(336)	$2,102	Interest expense and loan cost amortization	$813	$1,299
Interest rate caps	(668)	1,176	Interest expense and loan cost amortization	(162)	(1,500)
Reclassification of interest rate swaps upon derecognition	(509)	267	Interest expense and loan cost amortization	509	(267)
Reclassification of interest rate caps upon derecognition	265	―	Interest expense and loan cost amortization	(265)	―
Interest rate cap held by unconsolidated joint venture	11	―	Interest expense and loan cost amortization	(11)	―
Total	$(1,237)	$3,545		$884	$(468)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

12.	Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the quarter and nine months ended September 30, 2019 and 2018.  The Company recorded a total provision for income taxes of approximately $0.7 million and $1.9 million for the quarter and nine months ended September 30, 2019, respectively, and $0.9 million and $2.4 million for the quarter and nine months ended September 30, 2018, respectively.  Of the total provision for income taxes for the quarter and nine months ended September 30, 2019, approximately $0.1 million and $0.4 million, respectively, represent current income tax expense, and approximately $0.5 million and $1.5 million, respectively, represent a decrease to the Company’s net deferred tax assets which is primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carry-forwards.  Of the total provision for income taxes for the quarter and nine months ended September 30, 2018, approximately $0.2 million and $0.4 million, respectively, represent current income tax expense, and approximately $0.7 million and $2.0 million, respectively, represent a decrease to the Company’s net deferred tax assets which is primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carry-forwards.

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

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  The Company has six remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development. As of September 30, 2019, one property had met its established performance metrics, but no promoted interest obligation was currently owed pursuant to the distribution calculation; whereas for the remaining five promoted interest agreements, the established performance metrics were not met nor probable of being met as of September 30, 2019.

The Company’s Advisor has approximately 1.3 million contingently issuable restricted stock shares for financial reporting purposes that were issued pursuant to the Advisor expense support agreement.  Refer to Note 9. “Related Party Arrangements” for information on distributions declared related to these restricted stock shares.

14.	Subsequent Events

In October 2019, the Company completed the Beaumont Sale and received net sales proceeds of approximately $33.2 million.   The net sales proceeds from the Beaumont Sale exceeded the net carrying value of the property.

In October 2019, the Company entered into the Grand Junction Sale Agreement for a gross sales price of $5.9 million, subject to certain pro-rations and other adjustments as described in the Grand Junction Sale Agreement.  The closing of the Grand Junction Sale is subject to the completion of customary closing conditions, governmental and other third-party consents.  The anticipated net sales proceeds from the Grand Junction Sale are expected to approximate the net carrying value of the property.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2019 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value (“NAV”) per share of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of September 30, 2019 (unaudited) and December 31, 2018.  Amounts as of December 31, 2018 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report for the year ended December 31, 2018.

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

Strategic Alternatives

In 2017, we began evaluating strategic alternatives to provide liquidity to the Company’s stockholders.  In April 2018, our board of directors formed a Special Committee to consider Possible Strategic Alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third-party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company.  The Special Committee engaged HFF Securities L.P. and KeyBanc Capital Markets Inc. to act as financial advisors in connection with exploring our Possible Strategic Alternatives.  As part of executing on Possible Strategic Alternatives, we had committed to a plan to sell a total of 70 properties, classified these 70 properties as held for sale, and, as of September 30, 2019, we had sold 59 of the aforementioned 70 properties.

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

In July 2019, we entered into the Beaumont Sale Agreement with Global Medical REIT, L.P., (NYSE: GMRE) related to the Beaumont Sale for a gross sales price of approximately $33.6 million, subject to certain pro-rations and other adjustments as described in the Beaumont Sale Agreement.  In October 2019, we completed the Beaumont Sale and used a portion of the net cash proceeds to pay down our 2019 Revolving Credit Facility.

In October 2019, we entered into the Grand Junction Sale Agreement related to the Grand Junction Sale for a gross sales price of $5.9 million, subject to certain pro-rations and other adjustments as described in the Grand Junction Sale Agreement.  The closing of the Grand Junction Sale is subject to the completion of customary closing conditions, governmental and other third-party consents.  There can be no assurance that the closing conditions will be satisfied or that the Grand Junction Sale will be consummated.  The anticipated net sales proceeds from the Grand Junction Sale are expected to approximate our net carrying value of the property.

Portfolio Overview

As discussed above under “Strategic Alternatives,” we completed the IRF Sale in April 2019, the MOB Sale in May 2019 and the Beaumont Sale in October 2019, which together consisted of 60 properties within the total 70 properties that we had previously classified as held for sale.  As of October 31, 2019, including the 10 remaining properties classified as held for sale, our healthcare investment portfolio consisted of interests in 82 properties, comprising 72 seniors housing properties, eight post-acute care facilities and two acute care hospitals.  Of our properties held as of October 31, 2019, five of our 72 seniors housing properties were owned through an unconsolidated joint venture and one was comprised of unimproved land.  During the remainder of 2019, we intend to continue executing on our plan to sell the 10 remaining properties classified as held for sale.

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on healthcare real estate and real estate-related assets.  Our remaining healthcare investment portfolio is geographically diversified with properties in 30 states.  The map below shows our remaining healthcare investment portfolio across geographic regions as of October 31, 2019:

The following table summarizes our remaining healthcare portfolio, after the completion of the IRF Sale, the MOB Sale and the Beaumont Sale, by asset class and investment structure as of October 31, 2019:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	16.3%
Seniors housing managed (2)	51	1,427.8	74.7%
Seniors housing unimproved land	1	1.1	0.1%
Post-acute care leased (1) (3)	8	99.1	5.2%
Acute care leased (1) (3)	2	39.5	2.1%
Unconsolidated investments:
Seniors housing managed (4)	5	31.1	1.6%
	82	$1,909.6	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income and related revenues.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)

Properties that comprise the 10 remaining properties, after the completion of the IRF Sale, the MOB Sale and the Beaumont Sale, classified as held for sale as of October 31, 2019.   In October 2019, we entered into the Grand Junction Sale Agreement related to our Grand Junction property.

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

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of September 30, 2019, excluding the four remaining properties within our MOB/Healthcare Portfolio, which were classified as discontinued operations:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	62.7%	2022-2025
Wellmore, LLC	2	366	18.2%	2026-2027
Community Compassion (1)	6	261	12.9%	2023
Welbrook Senior Living, LLC (1)	1	125	6.2%	2032
	22	2,013	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	31.1%	2019-2024
Prestige Senior Living, LLC	13	895	14.3%	2023-2024
Morningstar Senior Management, LLC	4	834	13.3%	2023
SLH Austin Manager, LLC	3	431	6.9%	2020
Parc Communities, LLC	2	385	6.2%	2023
Harborchase Retirement, LLC	4	380	6.1%	2023-2029
Other operators (2)	18	1,382	22.1%	2020-2027
	51	6,255	100.0%

FOOTNOTE:

(1)	Represents tenant(s) at properties that were classified as held for sale as of September 30, 2019.
(2)	Comprised of various operators each of which comprise less than 5% of our consolidated rentable square footage.

Tenant Lease Expirations

As of September 30, 2019, excluding the remaining four properties classified as discontinued operations, we owned 22 properties consisting of 15 seniors housing properties and the seven post-acute care properties, which are classified as held for sale, that have been leased to tenants under triple-net operating leases.  During the nine months ended September 30, 2019, our rental income from continuing operations represented approximately 10.4% of our total revenues from continuing operations.

Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities. However, if the tenant does not pay the real estate taxes, we would be liable.

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date.  As of September 30, 2019, none of our rental income from continuing operations was scheduled to expire before 2022. Therefore, we do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.   We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.” Certain amendments or modifications to the terms of existing leases could require lender approval.

In March 2019, we entered into lease amendments for each of the five properties comprising our Primrose II Communities which, among other things, extended the respective lease terms from the initial expiration dates in December 2022 to amended expiration dates in December 2025.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2019, each of the next nine years and thereafter on our consolidated healthcare investment portfolio, excluding the remaining four properties classified as discontinued operations and assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of September 30, 2019:

Year of Expiration (1)	Number of Tenants	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2019	―	―	$—	―
2020	―	―	―	―
2021	―	―	―	―
2022	5	518	8,184	23.6%
2023	6	261	6,315	18.2%
2024	―	―	―	―
2025	8	743	11,478	33.1%
2026	1	137	3,296	9.5%
2027	1	229	4,058	11.7%
2028	―	―	―	―
Thereafter	1	125	1,365	3.8%
Total	22	2,013	$34,696	100.0%

Weighted Average Remaining Lease Term (in years): (3)				5.4 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Liquidity and Capital Resources

General

Our ongoing primary sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, other assets and undistributed operating cash flows, and as part of executing on Possible Strategic Alternatives as described above under “Strategic Alternatives,” proceeds from the sales of real estate.  Our primary use of capital includes the payment of distributions, payment of operating expenses, funding capital improvements to existing properties and payment of debt service.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures or cover periodic shortfalls between distributions paid and cash flows from operating activities.  As of September 30, 2019, we have approximately $119.4 million of undrawn availability remaining under our 2019 Revolving Credit Facility, as discussed below.

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

Our cash flows from operating and investing activities as described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations and exclude the 63 properties classified as discontinued operations.  The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

Sources of Liquidity and Capital Resources

Reinvestment Plan

In July 2018, in light of our decision to proceed with the exploration of Possible Strategic Alternatives, we suspended our Reinvestment Plan and our Redemption Plan.  As such, there were no proceeds from our Reinvestment Plan for the nine months ended September 30, 2019.  For the nine months ended September 30, 2018, we received proceeds from our Reinvestment Plan of approximately $22.0 million.

Borrowings

During the nine months ended September 30, 2019 and 2018, we borrowed proceeds of approximately $55.2 million and $112.5 million, respectively. During the nine months ended September 30, 2019, we refinanced our 2014 Credit Facilities and entered into our new 2019 Credit Facilities, which are comprised of the 2019 Term Loan of approximately $265 million and the 2019 Revolving Line of Credit of approximately $250 million. The 2019 Revolving Credit Facility has an initial four-year term through May 2023, plus one 12-month extension option, and the 2019 Term Loan Facility has an initial five-year term through May 2024.  The 2019 Credit Facilities bear interest based on 30-day LIBOR plus a spread that varies with our leverage ratio.

During the nine months ended September 30, 2018, we borrowed money to fund capital expenditures at our properties and intend to continue borrowing money, to a lesser extent, to fund other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities.  Generally, we expect to meet short-term working capital needs from our cash flows from operations.

On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.

The aggregate amount of our long-term financing is not expected to exceed 60% of our gross asset values (as defined in our credit facilities) on an annual basis. As of September 30, 2019 and December 31, 2018, we had an aggregate debt leverage ratio of approximately 36.9% and 54.9%, respectively, of our aggregate gross asset values (as defined in our credit facilities).

Net Cash Provided by Operating Activities – Continuing Operations

We experienced positive cash flow from operating activities for the nine months ended September 30, 2019 and 2018 of approximately $36.0 million and $30.4 million, respectively.  The increase in cash flows from operating activities for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily the result of the following:

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

In October 2019, we entered into the Grand Junction Sale Agreement related to the Grand Junction property with an affiliate of the tenant for a gross sales price of $5.9 million.  We expect the Grand Junction Sale to close in the fourth quarter of 2019.  The anticipated net sales proceeds from the Grand Junction Sale are expected to approximate our net carrying value of the property.

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

In March 2019, we entered into the IRF Sale Agreement related to the IRF Sale, consisting of four properties within our MOB/Healthcare Portfolio.  In April 2019, we completed the IRF Sale and received net sales proceeds of approximately $93.2 million, which were used to repay indebtedness secured by or cross-collateralized with the four properties comprising the IRF Sale.

In October 2019, we completed the Beaumont Sale and received net sales proceeds of approximately $33.2 million, a portion of which were used to pay down our 2019 Revolving Credit Facility.

Uses of Liquidity and Capital Resources

Capital Expenditures

We paid approximately $4.2 million and $6.0 million in capital expenditures during the nine months ended September 30, 2019 and 2018, respectively.

Debt Repayments

During the nine months ended September 30, 2019, we paid approximately $1,044.9 million of total repayments which was comprised of approximately $457.3 million of repayments in connection with indebtedness secured by the 59 properties that were part of the IRF Sale and the MOB Sale, approximately $83.7 million of indebtedness secured by other properties that we strategically paid down using net sales proceeds received in connection with the IRF Sale and MOB Sale, approximately $434.1 million in repayments related to the refinancing of our 2014 Credit Facilities, approximately $10.0 million in repayments on our 2019 Revolving Credit Facility, approximately $39.7 million repayments on certain construction loans prior to their scheduled maturities and approximately $20.1 million in scheduled repayments on our mortgages and other notes payable.  In connection with the refinancing of our 2014 Credit Facilities, we paid approximately $7.6 million in lender fees and other loan-related costs.  During the nine months ended September 30, 2018, we paid approximately $88.7 million of total repayments which was comprised of $25.0 million in repayments on our 2014 Revolving Credit Facility, approximately $24.3 million in repayments on certain mortgage loans prior to their scheduled maturities, approximately $24.9 million in repayments on a mortgage loan that matured in August 2018, as well as approximately $14.5 million in scheduled repayments on our mortgages and other notes payable.

As of September 30, 2019, we have approximately $24.3 million of debt obligations coming due in December 2019, for which we are actively negotiating a term sheet related to the refinancing of our Watercrest at Katy joint venture’s loan, which represents the majority of our debt obligations coming due in 2019. We will continue to explore various financing scenarios for debt obligations coming due in 2020 which includes obtaining debt from other sources; such as from cash flows provided by financing activities, a component of which could include borrowings, whether collateralized by our properties or unsecured (“Other Sources”).

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

In May 2019, we used a portion of the net sales proceeds received from the MOB Sale to pay a special cash distribution.  Our board of directors declared a special cash distribution of $2.00 per share to the holders of record of our common stock, for an aggregate total distribution of approximately $347.9 million.  Additionally, as a result of the IRF Sale and the MOB Sale, our board of directors adjusted our regular quarterly cash distribution to an amount equal to $0.0512 per share, compared to $0.1164 per share in effect since the third quarter of 2017.  The adjustment to our regular cash distributions was the result of a reduction in our remaining earnings base and operating cash flows given the associated impact of the sale of real estate on our operating cash flows.  No amounts distributed to stockholders during the quarter and nine months ended September 30, 2019 and 2018 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for the quarter and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Total Cash Distributions Declared (2)	Reinvested via Reinvestment Plan	Cash Distributions net of Reinvestment Proceeds	Cash Flows Provided by Operating Activities (3)
2019 Quarters
First	$0.11639	$20,246	$—	$20,246	$26,155
Second (4)	2.05120	356,832	―	356,832	10,835
Third	0.05120	8,907	―	8,907	16,905
Total	$2.21879	$385,985	$—	$385,985	$53,895

2018 Quarters
First	$0.11639	$20,324	$11,078	$9,246	$17,787
Second	0.11639	20,247	10,935	9,312	16,285
Third	0.11639	20,247	―	20,247	18,446
Total	$0.34917	$60,818	$22,013	$38,805	$52,518

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

(2)

For the nine months ended September 30, 2019 and 2018, our net income (loss) attributable to common stockholders was approximately $343.6 million and ($18.4 million), respectively, while cash distributions declared were approximately $386.0 million and $60.8 million, respectively, of which approximately $347.9 million for the nine months ended September 30, 2019 represented special cash distributions that were considered to be funded with proceeds from the sale of real estate.  For the nine months ended September 30, 2019 and 2018, approximately 100% and 86%, respectively, of regular cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 0% and 14%, respectively, of regular cash distributions declared to stockholders were considered to be funded with Other Sources.

(3)

Amounts herein include cash flows from discontinued operations.  Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors also uses other measures such as funds from operations (“FFO”) and modified funds from operations (“MFFO”) in order to evaluate the level of distributions. GAAP requires the payment of certain items (most notably, lease incentives, financing coordination fees and acquisition fees and costs related to business combinations) to be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. For example, for the nine months ended September 30, 2019 and 2018, we paid approximately $1.1 million and $4.0 million, respectively, of lease incentives, and approximately $1.9 million and $2.3 million, respectively, of financing coordination fees.

(4)	In May 2019, our board of directors declared a special cash distribution of $2.00 per share to our stockholders, which was funded using net sales proceeds from the sale of real estate.

Common Stock Redemptions

In July 2018, in light of our decision to proceed with the exploration of Possible Strategic Alternatives, we suspended our Reinvestment Plan and our Redemption Plan.  No requests for redemptions have been accepted subsequent to suspension of the Redemption Plan in July 2018.  As such, there were no requests for the redemption of common stock during the nine months ended September 30, 2019.  During the nine months ended September 30, 2018, we received requests for the redemption of common stock of approximately $44.8 million, which exceeded proceeds received from our Reinvestment Plan by approximately $22.8 million.  Of the excess $22.8 million in redemption requests, approximately $6.3 million of the excess redemption requests related to the quarter ended March 31, 2018 were approved by our board of directors prior to our Redemption Plan’s suspension.  During the nine months ended September 30, 2018, we paid approximately $40.1 million for the redemption of common stock, which included approximately $11.7 million of redemptions payable from the fourth quarter 2017.

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

Quarter and nine months ended September 30, 2019 as compared to the quarter and nine months ended September 30, 2018

As of September 30, 2019, excluding properties classified as discontinued operations, unconsolidated investments and unimproved land, we owned 73 consolidated operating real estate investment properties and our portfolio consisted of units operated under management agreements with third-party operators and approximately 2.0 million rentable square feet that was 100% leased to third-party tenants.

	Investment count as of
	September 30,
Consolidated operating investment types:	2019	2018
Seniors housing leased	15	15
Seniors housing managed	51	51
Post-acute care leased (1)	7	7
	73	73

FOOTNOTE:

(1)	Properties classified as held for sale as of September 30, 2019.

Rental Income and Related Revenues.  Rental income and related revenues was approximately $7.9 million and $25.1 million, respectively, for the quarter and nine months ended September 30, 2019 as compared to approximately $8.7 million and $26.2 million, respectively, for the quarter and nine months ended September 30, 2018.  This decrease was primarily reflective of an ongoing tenant workout at our Welbrook Senior Living Grand Junction property.  We expect rental income and related revenues to decrease in future periods once we complete the disposal of the seven post-acute care properties held for sale.

Resident Fees and Services. Resident fees and services income was approximately $72.3 million and $215.5 million, respectively, for the quarter and nine months ended September 30, 2019 as compared to approximately $69.8 million and $205.8 million, respectively, for the quarter and nine months ended September 30, 2018. The increase in resident fees and services is primarily a result of year-over-year growth in occupancy rates resulting from the continued lease-up of additional seniors housing units at our completed developments and expansion projects.

Property Operating Expenses. Property operating expenses were approximately $47.5 million and $140.1 million, respectively, for the quarter and nine months ended September 30, 2019 as compared to approximately $45.5 million and $134.0 million, respectively, for the quarter and nine months ended September 30, 2018. The increase in property operating expenses is primarily a result of year-over-year growth in occupancy rates resulting from the continued lease-up of additional seniors housing units at our completed developments and expansion projects.

General and Administrative Expenses. General and administrative expenses were approximately $2.1 million and $10.3 million, respectively, for the quarter and nine months ended September 30, 2019, as compared to approximately $2.7 million and $9.0 million, respectively, for the quarter and nine months ended September 30, 2018.  The increase across nine month periods was primarily attributable to stock compensation expense incurred related to the special cash distribution declared in May 2019 on restricted stock issued pursuant to the Advisor expense support agreement.

Property Management Fees.  We incurred property management fees of approximately $2.6 million and $9.5 million, respectively, for the quarter and nine months ended September 30, 2019 payable to our third-party property managers as compared to approximately $2.8 million and $10.9 million, respectively, payable to our third-party property managers as well as our Property Manager, an affiliate of our Advisor through June 2018.  The decrease in property management fees resulted from the property management agreement with our Property Manager not being renewed beyond its expiration date in June 2018.

Financing Coordination Fees.  We incurred financing coordination fees primarily related to the refinancing of our credit facilities of approximately $5.4 million for the nine months ended September 30, 2019, of which approximately $3.5 million were capitalized in the accompanying condensed consolidated balance sheets.  No financing coordination fees were incurred during the quarter and nine months ended September 30, 2018.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.3 million and $37.0 million, respectively, for the quarter and nine months ended September 30, 2019, as compared to approximately $12.9 million and $41.5 million, respectively, for the quarter and nine months ended September 30, 2018.   Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The decrease in depreciation and amortization expense across periods resulted from several intangible assets related to our seniors housing investments being fully amortized, as well as there being no depreciation and amortization expense in 2019 for Welbrook Senior Living Grand Junction as a result of classifying that property as held for sale in December 2018.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $9.2 million and $31.8 million, respectively, for the quarter and nine months ended September 30, 2019, as compared to approximately $10.2 million and $31.1 million, respectively, for the quarter and nine months ended September 30, 2018.  The decrease in interest expense and loan cost amortization across quarterly periods was primarily the result of a decrease in our average debt outstanding across periods resulting from the refinancing and pay down of our credit facilities and strategic pay down of other property related indebtedness in May 2019; whereas, the increase across nine month periods was primarily the result of the write-off of unamortized loan costs resulting from the refinancing of our credit facilities and the strategic repayment of other property related indebtedness during 2019.  We expect ongoing interest expense to decrease in future periods as a result of the 2019 refinancing of our credit facilities and the pay down of debt with net sales proceeds from the sale of real estate.

Gain on Sale of Real Estate.  Gain on sale of real estate was approximately $0.2 million for the nine months ended September 30, 2019, as compared to approximately $1.0 million for the nine months ended September 30, 2018.  In June 2019, we sold a small parcel of vacant land at our Brookridge Heights Assisted Living & Memory Care property; whereas, in May 2018, we sold our Physicians Regional property.

Income (Loss) from Discontinued Operations.  As discussed above under “Strategic Alternatives,” we classified the revenues and expenses related to our MOB/Healthcare Portfolio as discontinued operations as we believe the sale of these properties represents a strategic shift in our operations.  We had income from discontinued operations of approximately $3.9 million and $347.7 million for the quarter and nine months ended September 30, 2019, respectively, as compared to a loss from discontinued operations of approximately $2.6 million and $9.5 million, respectively, for the quarter and nine months ended September 30, 2018.  The increase in income (loss) from discontinued operations across periods was primarily the result of the following:

•	a gain on the IRF Sale and MOB Sale, together represent 59 properties within our MOB/Healthcare Portfolio;
•	a decrease in depreciation and amortization, which ceased as of September 30, 2018 on the 63 properties in our MOB/Healthcare Portfolio as a result of the properties being classified as held for sale;
•

a decrease in property management fees, which resulted from the property management agreement with our Property Manager, an affiliate of our Advisor, not being renewed beyond its expiration date in June 2018;

•

a decrease in interest expense resulting from the refinancing of our unsecured credit facilities in May 2019, including the strategic pay down of other property related indebtedness with net sales proceeds from the MOB and IRF Sales; and

•	an increase in rental income and related revenues that resulted from rent recoveries collected pursuant to a forbearance agreement with the tenant at our specialty hospital in Hurst, TX.

Refer to Note 5. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents NOI from a property that was sold in May 2018, as we did not own that property during the entirety of all periods presented.  The chart below presents a reconciliation of our net income (loss) to NOI for the quarter and nine months ended September 30, 2019 and 2018 (in thousands) and the amount invested in properties as of September 30, 2019 and 2018 (in millions), excluding properties classified as discontinued operations:

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Net income (loss)	$5,468	$(3,269)			$343,903	$(18,501)
Adjusted to exclude:
General and administrative expenses	2,131	2,672			10,315	9,033
Asset management fees	4,590	4,558			13,772	13,693
Financing coordination fees	―	―			1,878	―
Depreciation and amortization	12,337	12,862			37,018	41,528
Gain on sale of real estate	―	―			(228)	(1,049)
Other expenses, net of other income	8,761	9,874			30,169	30,457
Income tax expense	702	859			1,890	2,404
(Income) loss from discontinued operations	(3,877)	2,634			(347,721)	9,511
NOI	30,112	30,190	$(78)	-0.3%	90,996	87,076	$3,920	4.5%
Less: Non-same-store NOI	―	(23)			―	(193)
Same-store NOI	$30,112	$30,167	$(55)	-0.2%	$90,996	$86,883	$4,113	4.7%
Invested in operating properties, end of period (in millions)	$1,809	$1,809			$1,809	$1,809

Overall, our same-store NOI for the nine months ended September 30, 2019 increased by approximately $4.1 million, or 4.7%, as compared to the same period in the prior year.  The increase in our same-store NOI, which excludes non-same-store NOI related to the sale of our Physicians Regional property in May 2018, is primarily attributable to: (1) the continued lease-up of additional seniors housing units at our completed developments and expansion projects; most notably, at our Raider Ranch and Tranquillity at Fredericktowne properties; and (2) a decrease in property management fees paid to the Property Manager, an affiliate of our Advisor, as a result of the property management agreement not being renewed and expiring in June 2018.  In addition, the aforementioned increases in our same-store NOI were partially offset by a reduction in NOI at our Welbrook Senior Living Grand Junction property, as described in “Results of Operations,” which is reflective of an ongoing tenant workout whereby an affiliate of the tenant is currently under contract to buy the property from us with an expected closing date in the fourth quarter of 2019.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$5,454	$(3,248)	$343,626	$(18,430)
Adjustments:
Depreciation and amortization:
Continuing operations	12,337	12,862	37,018	41,528
Discontinued operations	―	10,592	―	31,956
Gain on sale of real estate:
Continuing operations	―	―	(228)	(1,049)
Discontinued operations	―	―	(331,663)	―
FFO adjustments attributable to noncontrolling interests:
Continuing operations	(48)	(48)	(143)	(143)
Discontinued operations	―	(11)	261	(36)
FFO adjustments from unconsolidated entities: (1)	(396)	(42)	213	236
FFO attributable to common stockholders	17,347	20,105	49,084	54,062
Straight-line rent adjustments: (2)
Continuing operations	777	7	558	(516)
Discontinued operations	(26)	(159)	(1,225)	(613)
Amortization of above and below market intangibles: (3)
Continuing operations	(10)	(10)	(31)	(30)
Discontinued operations	―	134	―	431
Unrealized loss (gain) from mark-to-market adjustments on swaps: (4)
Continuing operations	―	―	―	―
Discontinued operations	―	―	―	(26)
Realized income (loss) on extinguishment of hedges or other derivatives: (5)
Continuing operations	―	―	(197)	―
Discontinued Operations	―	14	441	267
Loss on extinguishment of debt: (6)
Continuing operations	421	96	1,075	96
Discontinued operations	―	―	3,340	―
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	(2)	(1)	(7)	―
Discontinued operations	―	(1)	(9)	(3)
MFFO attributable to common stockholders	$18,507	$20,185	$53,029	$53,668
Weighted average number of shares of common
stock outstanding (basic and diluted)	173,963	173,974	173,963	174,340
Net income (loss) per share (basic and diluted)	$0.03	$(0.02)	$1.98	$(0.11)
FFO per share (basic and diluted)	$0.10	$0.12	$0.28	$0.31
MFFO per share (basic and diluted)	$0.11	$0.12	$0.30	$0.31

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.

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

Contractual Obligations

The following table presents our contractual obligations by payment periods as of September 30, 2019, including liabilities associated with assets held for sale (in thousands):

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
Mortgages and other notes payable (principal and interest)	$29,211	$136,032	$308,937	$—	$474,180
Credit facilities (principal and interest)	8,477	22,604	42,604	275,509	349,194
	$37,688	$158,636	$351,541	$275,509	$823,374

Off-Balance Sheet Arrangements

As of September 30, 2019, our off-balance sheet and other arrangements were not materially different from the amounts reported for the year ended December 31, 2018.  Refer to our Annual Report for a summary of our off-balance sheet and other arrangements.

Related-Party Transactions

See Item 1. “Condensed Consolidated Financial Information” and our Annual Report for a summary of our related party transactions.

Critical Accounting Policies and Estimates

See Item 1. “Condensed Consolidated Financial Information” and our Annual Report for a summary of our critical accounting policies and estimates.

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

The following is a schedule as of September 30, 2019, of our fixed and variable rate debt maturities for the remainder of 2019, and each of the next four years and thereafter (principal maturities only), including liabilities associated with assets held for sale (in thousands):

	Expected Maturities
	2019	2020	2021		2022		2023	Thereafter	Total	Fair Value (1)
Fixed rate debt	$2,781	$31,402		$11,352		$282,216	$22,873	$ ―	$350,624	$355,000
Weighted average interest rate on fixed debt	4.27%	3.98%		4.29%		4.27%	4.68%	―	4.27%

Variable rate debt	$21,563	$64,065	$	―	$	―	$20,000	$265,000	$370,628	$371,000
Average interest rate on variable rate debt	LIBOR + 2.10%	LIBOR + 2.06%		―		―	―	LIBOR + 1.95%	LIBOR + 1.98%

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2019. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2019, compared to LIBOR rates as of September 30, 2019, would result in an annualized fluctuation of interest expense on our current variable rate debt of approximately $3.7 million for the year ending December 31, 2019.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of September 30, 2019, the Company’s debt is comprised of approximately 48.6% in fixed rate debt, approximately 37.9% in variable rate debt with current interest rate protection and approximately 13.5% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

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

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities - None

Issuer Purchases of Equity Securities - None

Secondary Sales of Registered Shares between Investors

During the nine months ended September 30, 2019 and 2018, there were approximately 161,000 shares and 17,000 shares transferred between investors, respectively, at an average sales price per share of approximately $7.61 and $8.21, respectively.  We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 3. Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosure – Not Applicable

Item 5. Other Information - None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of November 2019.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)