Form 10-K
period 2019-12-31
CNL Healthcare Properties, Inc.
filed 2020-03-26
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

There is currently no established public market for the registrant’s shares of common stock.  Based on the Company’s $7.99 net asset value (“NAV”) per share as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $1.4  billion.

The number of shares of common stock of the registrant outstanding as of March 25, 2020 was 173,960,540.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share NAV of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

Substantially all of our assets are held by, and all operations are conducted, either directly or indirectly, through: (1) CHP Partners LP (“Operating Partnership”) in which we are the sole limited partner and our wholly owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly owned taxable REIT subsidiary (“TRS”), CHP TRS Holding, Inc.; (3) property owner subsidiaries and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

On September 30, 2015, we completed our public offerings (“Offerings”) and received aggregate subscription proceeds of approximately $1.7 billion.  In October 2015, we deregistered the unsold shares of our common stock under our previous registration statement on Form S-11, except for 20 million shares that we registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through our distribution reinvestment plan (“Reinvestment Plan”).  As part of moving forward with the consideration of Possible Strategic Alternatives, as described below under “Possible Strategic Alternatives,” effective July 11, 2018, we suspended our Reinvestment Plan and, effective with the suspension of our Reinvestment Plan, stockholders who were participants in our Reinvestment Plan now receive cash distributions instead of additional shares of our common stock.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Advisor and Property Manager

We are externally managed and advised by CNL Healthcare Corp. (“Advisor”) and through June 2018, were also managed by CNL Healthcare Manager Corp. (the “Property Manager”), each of which is an affiliate of CNL Financial Group, LLC (“Sponsor”).  The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”). Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives and dispositions on our behalf pursuant to an advisory agreement.  In May 2019, we extended the advisory agreement with our Advisor through June 2020.  For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data” – Note 11. “Related Party Arrangements.”

Possible Strategic Alternatives

In 2017, we began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders.  In April 2018, our board of directors formed a special committee consisting solely of our independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”).  During 2018, the Special Committee engaged HFF Securities L.P. and KeyBanc Capital Markets Inc. to act as financial advisors in connection with exploring our Possible Strategic Alternatives.

In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our stock redemption plan (“Redemption Plan”) effective July 11, 2018.  As part of executing on Possible Strategic Alternatives, in September 2018, our board of directors committed to a plan to sell the MOB/Healthcare Portfolio (63 properties consisting of 53 MOBs, five post-acute care facilities and five acute care hospitals across the US).  In December 2018, we also committed to a plan to sell our Welbrook Senior Living Grand Junction property, our skilled nursing facility in Grand Junction, Colorado.  We had also previously committed to a plan to sell our six skilled nursing facilities in Arkansas.  As of December 31, 2018, we had a total of 70 properties classified as held for sale and had classified the operations of the 63 properties in the MOB/Healthcare Portfolio as discontinued operations because the sale of these properties represented a strategic shift in our operations.

In April 2019, we completed the sale of four post-acute care properties (“IRF Sale”) to an unrelated third party.  In May 2019, we completed the sale of 55 medical office buildings and related properties (“MOB Sale”), which were part of the MOB/Healthcare Portfolio, to a subsidiary of Welltower Inc. (NYSE:WELL) and received approximately $1,321.2 million in net sales proceeds. Both the IRF Sale and the MOB Sale were in furtherance of our efforts to sell the MOB/Healthcare Portfolio. We used the net sales proceeds to: (1) repay indebtedness secured by or allocated to the 59 properties comprising the MOB Sale and the IRF Sale; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution of $347.9 million ($2.00 per share) to our stockholders and (4) for other corporate purposes.  Additionally, as a result of the IRF Sale and the MOB Sale, our board of directors adjusted our regular quarterly cash distribution to an amount equal to $0.0512 per share, compared to $0.1164 per share that had been in effect since the third quarter of 2017.  The adjustment to our regular cash distributions was the result of a reduction in our remaining earnings base and operating cash flows given the associated impact of the sale of real estate. In June 2019, subsequent to the consummation of the MOB Sale, we terminated our engagement of HFF Securities L.P., one of the financial advisors to our Special Committee in connection with exploring Possible Strategic Alternatives, subject to a 12-month tail of certain fees and obligations under the terminated engagement letter.  During the last half of 2019, we sold one acute care hospital from the MOB/Healthcare Portfolio plus the Welbrook Senior Living Grand Junction property to unrelated third parties and received net sales proceeds of $39.0 million. As of December 31, 2019, we had nine properties classified as held for sale.

In December 2019, we entered into a purchase and sale agreement for the sale of our six skilled nursing facilities in Arkansas (the “Perennial Communities Sale Agreement”) with an unrelated third party for a gross sales price of $55.0 million, subject to certain pro-rations and other adjustments, as described in the Perennial Communities Sale Agreement.  The anticipated net sales proceeds from the Perennial Communities were expected to exceed the net carrying values of these properties.  In addition, in December 2019, we entered into a purchase and sale agreement with an unrelated third party for our acute care hospital in New Orleans (the “New Orleans Sale Agreement”) for a gross sales price of $28.65 million, subject to certain pro-rations and other adjustments as described in the New Orleans Sale Agreement.  We recorded an impairment provision of $0.1 million related to the property in New Orleans to write-off the associated assets in excess of the estimated net sales proceeds, as it was determined that the carrying value of this property would not be recoverable.  In February and March 2020, we sold the property related to the New Orleans Sale Agreement and the six properties related to the Perennial Communities Sale Agreement, respectively. During 2020, we intend to continue executing on our plan to sell the remaining two properties that we had classified as held for sale as of December 31, 2019.

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

The types of seniors housing properties that we acquired included independent and assisted living facilities, continuing care retirement communities and Alzheimer’s / memory care facilities.  The types of medical office facilities that we acquired included medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The types of post-acute care facilities that we acquired include skilled nursing facilities and inpatient rehabilitative facilities.  The types of acute care facilities that we acquired include specialty surgical hospitals.  We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.  As part of executing on Possible Strategic Alternatives during 2018, we classified 70 properties as held for sale, consisting of 63 properties from our MOB/Healthcare Portfolio (consisting of all of our medical office facilities, our post-acute care facilities and our acute care facilities) and seven skilled nursing facilities. As of March 25, 2020, we had sold 68 of the 70 properties we had classified as held for sale.

We have primarily leased our seniors housing properties to wholly owned TRS entities and engaged independent third-party managers under management agreements to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”).  We have also leased certain of our seniors housing properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties were leased through the date of sale, and for the properties still in our portfolio, have been leased on a triple-net, net or modified gross basis to third-party tenants.  In addition, most of our investments are wholly owned, although, to a lesser extent, we invested through partnerships with other entities where we believed was appropriate and beneficial.  We have and continue to invest in properties that have not reached full stabilization.

Dispositions

The determination of when a particular investment should be sold or otherwise disposed of may be made after considering all relevant factors, including overall strategic alternatives, tax considerations as well as prevailing and projected economic and market conditions (including whether the value of the property or other investment is anticipated to decline substantially).  The net proceeds, after payment of debt, received from any disposition may be retained for corporate purposes or distributed to stockholders.  Refer to “Possible Strategic Alternatives” above for additional information on dispositions during 2019 and the first three months of 2020.

Portfolio Overview

As part of executing under our Possible Strategic Alternatives, during 2019 we completed the sale of 61 of the 70 properties that we had previously classified as held for sale and as of December 31, 2019 had entered into purchase and sale agreements for seven of nine remaining properties classified as held for sale.  As of December 31, 2019, including the nine remaining properties classified as held for sale, our healthcare investment portfolio consisted of interests in 81 properties, comprising 72 seniors housing properties, seven post-acute care facilities and two acute care hospitals.  Of our properties held as of December 31, 2019, five of our 72 seniors housing properties were owned through an unconsolidated joint venture and one was comprised of unimproved land.

Through March 25, 2020, we sold the seven properties that were under contract and classified as held for sale as of December 31, 2019.  During 2020, we intend to continue executing on our plan to sell the two remaining properties classified as held for sale.

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on healthcare real estate and real estate-related assets. We believe that the healthcare sector will continue to provide attractive opportunities as compared to other asset sectors over the long-term.  Our healthcare investment portfolio is geographically diversified with properties in 27 states. The map below shows our current property allocations across geographic regions as of March 25, 2020:

The following table summarizes our remaining healthcare portfolio (including the nine properties classified as held for sale), by asset class and investment structure as of March 25, 2020:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	17.2%
Seniors housing managed (2)	51	1,427.8	78.9%
Seniors housing unimproved land	1	1.1	0.1%
Acute care leased (1)(3)	2	39.5	2.1%
Unconsolidated investments:
Seniors housing managed (4)	5	31.1	1.7%
	74	$1,810.5	100%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income and related revenues.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	Properties that comprise the nine remaining properties classified as held for sale as of December 31, 2019. The seven post-acute care leased properties were sold through March 25, 2020.
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

When evaluating the performance of our healthcare portfolio within the seniors housing asset classes, management reviews occupancy levels and monthly revenue per occupied unit, which we define as total revenue divided by average number of occupied units or beds and is considered a performance metric within these asset classes.  Similarly, when evaluating the performance of our third-party operators, management reviews monthly financial statements, property-level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits.   All of the aforementioned operating and statistical metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of December 31, 2019, excluding the three remaining properties comprising our MOB/Healthcare Portfolio, which were classified as discontinued operations:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	66.8%	2022-2025
Wellmore, LLC	2	366	19.4%	2026-2027
Community Compassion (1)	6	261	13.8%	2023
	21	1,888	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	31.1%	2021-2024
Prestige Senior Living, LLC	13	895	14.3%	2023-2024
Morningstar Senior Management, LLC	4	834	13.3%	2023
SLH Austin Manager, LLC	3	431	6.9%	2020
Parc Communities, LLC	2	385	6.2%	2023
Harborchase Retirement, LLC	4	380	6.1%	2023-2029
Other operators (2)	18	1,382	22.1%	2020-2027
	51	6,255	100.0%

FOOTNOTE:

(1)	Represents tenant(s) at properties that were classified as held for sale as of December 31, 2019.
(2)	Comprised of various operators each of which comprise less than 5% of our consolidated rentable square footage.

Tenant Lease Expirations

As of December 31, 2019, excluding the remaining three properties classified as discontinued operations, we owned 21 properties consisting of 15 seniors housing properties and the six post-acute care properties, which are classified as held for sale, that have been leased to tenants under triple-net operating leases.  During the year ended December 31, 2019, our rental income from continuing operations represented approximately 10.4% of our total revenues from continuing operations.

Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities.  However, if the tenant does not pay the real estate taxes, we would be liable.

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date.  As of December 31, 2019, none of the leases on our properties from which we derive rental income from continuing operations was scheduled to expire before 2022.  Therefore, we do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.  We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.” Certain amendments or modifications to the terms of existing leases could require lender approval.

In March 2019, we entered into lease amendments for each of the five properties comprising our Primrose II Communities which, among other things, extended the respective lease terms from the initial expiration dates in December 2022 to amended expiration dates in December 2025.

The following table lists, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st and thereafter on our consolidated healthcare investment portfolio, excluding the remaining three properties classified as discontinued operations, and assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of December 31, 2019:

Year of Expiration (1)	Number of Tenants	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2020	—	—	—	—
2021	—	—	—	—
2022	5	518	8,184	24.6%
2023	6	261	6,315	18.9%
2024	—	—	—	—
2025	8	743	11,478	34.4%
2026	1	137	3,296	9.9%
2027	1	229	4,058	12.2%
2028	—	—	—	—
2029	—	—	—	—
Thereafter	—	—	—	—
Total	21	1,888	$33,331	100.0%
Weighted Average Remaining Lease Term: (3)			5.0 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

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

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities. While we generally expect to pay distributions from cash flows provided by operating activities, we have and may cover periodic shortfalls between distributions paid and cash flows provided by operating activities from other sources; such as from cash flows provided by financing activities (“Other Sources”), a component of which could include borrowings, whether collateralized by our properties or unsecured, or net sales proceeds from the sale of real estate.  We have not established any limit on the extent to which we may use borrowings to pay distributions, and there is no assurance we will be able to sustain distributions at any level.  Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions” for additional information regarding our distributions.

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

There is no limitation on the amount we can borrow for the purchase of any individual property or other investment.  Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our intent has been to target our aggregate borrowings ranging from 40% to 60% of the aggregate value of our assets now that we own a seasoned and stable asset portfolio.  As of December 31, 2019 and 2018, we had an aggregate debt leverage ratio of approximately 35.5% and 54.9%, respectively, of the aggregate carrying value of our assets.

Competition

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

The Tax Act makes many changes to the U.S. federal income tax laws that significantly impact the taxation of individuals, corporations (both regular subchapter C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with non-U.S. assets and operations.  Among its changes, the Tax Act (1) temporarily reduces the top individual income tax rate to 37% (from 39.6%), (2) permanently replaces the progressive corporate tax rate structure with a flat corporate tax rate of 21%, (3) repeals the corporate alternative minimum tax, (4) generally limits net operating loss (“NOL”) deductions to 80% of the taxable income in the carryforward year and eliminates the ability to carryback NOLs that arise in taxable years ending after December 31, 2017, and (5) generally limits the deduction for net business interest expense to 30% of “adjusted taxable income” with certain exceptions for electing real property trades or businesses.

The individual and collective impact of the Tax Act on REITs and their stockholders remains uncertain in some respects and may not become evident for some period of time.  Although this summary addresses material provisions enacted by the Tax Act, which may affect REITs and their stockholders, given the complexity of this new law, prospective stockholders should consult their own tax advisors regarding its potential impact on the U.S. federal income tax consequence to them in light of their particular circumstances.

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

As a result of the enactment of the Tax Act, effective for taxable years beginning on or after January 1, 2018, our domestic TRSs are subject to U.S. federal income tax on their taxable income at a rate of 21% (as well as applicable state and local income tax), but NOL carryforwards of a TRS arising in taxable years beginning after December 31, 2017 may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction). In contrast to prior law, which permitted unused NOL carryforwards to be carried back two years and forward 20 years, the Tax Act provides that losses arising in taxable years ending after December 31, 2017 can no longer be carried back but can be carried forward indefinitely.

Commencing in taxable years beginning after December 31, 2017, section 163(j) of the Code, as amended by the Tax Act, limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation in such subsequent year. “Adjusted taxable income” is determined without regard to certain deductions, including those for net interest expense, NOL carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the 30% limitation does not apply to a “real property trade or business” within the meaning of section 469(c)(7)(C)of the Code, which generally includes real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage trade or business. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system (“ADS”) under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. In general, while there is no authority under such provision or in the legislative history of the Tax Act that specifically addresses healthcare properties or other facilities, including senior housing facilities and MOB, we believe that our leasing, management and operation of such facilities and buildings should constitute a real property trade or business, and as of the taxable year beginning on January 1, 2018, we elected not to have the interest deduction limitation apply to our trade or business.  Thus, we currently are not subject to the limitation on deductibility of net interest expense to 30% of adjusted taxable income. However, we must depreciate depreciable real property (and certain improvements) under ADS. If, however, the election is determined not to be available with respect to all or certain of our business activities, the new interest deduction limitation could result in us having more REIT taxable income and thus increasing the amount of distributions we must make to comply with the REIT requirements and avoid incurring corporate level tax.

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

•

If we acquire an appreciated asset from a C corporation that is not a REIT (i.e., a corporation generally subject to corporate level tax) in a transaction in which the C corporation would not normally be required to recognize any gain or loss on disposition of the asset and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then a portion of the gain may be subject to tax at the regular corporate rate, unless the C corporation made an election to treat the asset as if it were sold for its fair market value at the time of our acquisition of such asset. We will also be required to distribute prior non-REIT earnings and profits (“E&P”).

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

We would be treated as closely held if, during the last half of any taxable year, more than 50% in value of our outstanding capital shares is owned, directly or indirectly through the application of certain attribution rules, by five or fewer individuals, as defined in the Code to include certain entities. Items (vi) and (vii) above do not apply until after the first taxable year for which we elect to be taxed as a REIT. If we comply with the U.S. Department of the  Treasury regulations (“Treasury Regulations”) that provide procedures for ascertaining the actual ownership of our common stock for each taxable year and we did not know, and with the exercise of reasonable diligence could not have known, that we failed to meet item (vii) above for a taxable year, we will be treated as having met item (vii) for that year.

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

•

In general, neither we nor an owner of 10% or more of our common stock may directly or constructively own 10% or more of a tenant, which we refer to as a “Related Party Tenant,” or a subtenant of the tenant (in which case only rent attributable to the subtenant is disqualified).

•

Rent attributable to personal property leased in connection with a lease of real property cannot be greater than 15% of the total rent received under the lease, as determined based on the average of the fair market values as of the beginning and end of the taxable year.

•

We normally must not operate or manage the property or furnish or render services to tenants, other than through an “independent contractor” (as defined in the Code) who is adequately compensated and from whom we do not derive any income or through a TRS (discussed below). However, a REIT may provide services with respect to its properties, and the income derived therefrom will qualify as “rents from real property” if the services are “usually or customarily rendered” in connection with the rental of space only and are not otherwise considered “rendered to the occupant”. Even if the services provided by us with respect to a property are impermissible customer services, the income derived therefrom will qualify as “rents from real property” if such income does not exceed 1% of all amounts received or accrued with respect to that property.

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

To the extent the terms of a loan provide for contingent interest that is based on the cash proceeds realized upon the sale of the property securing the loan (“Shared Appreciation Provision”), income attributable to the participation feature will be treated as gain from sale of the underlying real property, which generally will be qualifying income for purposes of both the 75% Income Test and 95% Income Test, provided that such property is not held as inventory or dealer property or primarily for sale to customers in the ordinary course of business. Similar to the treatment of contingent rents from real property (discussed above), to the extent that we derive interest income from a mortgage loan where all or a portion of the amount of interest or rental income payable is contingent, such income generally will qualify for purposes of the 75% Income Test and 95% Income Test only if it is based upon the gross receipts or sales and not on the net income or profits of the borrower.

We may invest in mezzanine loans, which are loans secured by equity interests in an entity that directly or indirectly owns real property, rather than by a direct mortgage of the real property. The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor applicable to mezzanine loans. Under the Revenue Procedure, if a mezzanine loan meets each of the requirements contained in the Revenue Procedure, (i) the mezzanine loan will be treated by the IRS as a real estate asset for purposes of the Asset Tests described below, and (ii) interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% Income Test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to structure any investments in mezzanine loans or similar products in a manner that generally complies with the various requirements applicable to our qualification as a REIT. Certain of our mezzanine loans may qualify under the safe harbor set forth in the Revenue Procedure. However, we may make or acquire some mezzanine loans that do not qualify for the safe harbor. To the extent that any of our mezzanine loans do not meet all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of these loans as real estate assets.

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

Prior to the making of investments in real properties, we invested a portion of our Net Offering Proceeds in liquid assets such as government securities or certificates of deposit. For purposes of the 75% Income Test, income attributable to a stock or debt instrument purchased with the proceeds received by a REIT in exchange for stock in the REIT (other than amounts received pursuant to a distribution reinvestment plan) constitutes qualified temporary investment income if such income is received or accrued during the one-year period beginning on the date the REIT receives such new capital.  We expect the bulk of the remainder of our income to qualify under the 75% Income and 95% Income Tests as rents from real property, gains from the sale of real property interests and interest on mortgages on real property in accordance with the requirements described above.

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

•

either (i) during the year in question, the REIT did not make more than seven sales of property other than foreclosure property or like-kind exchanges under section 1031 of the Code, or (ii) the aggregate adjusted bases of the non-foreclosure property sold by the REIT during the year did not exceed 20% of the aggregate bases of all of the assets of the REIT at the beginning of such year, or (iii) the fair market value of the non-foreclosure property sold by the REIT during the year did not exceed 20% of the fair market value of all the assets of the REIT at the beginning of such year (10% for both aggregate basis and fair market value determinations beginning with taxable years beginning before December 18, 2015);

•	the REIT has held the property for at least two years for the production of rental income; and
•

if the REIT has made more than seven sales of non-foreclosure property during the year, substantially all of the marketing and development expenditures with respect to the property were made through an independent contractor from whom the REIT derives no income.

For purposes of the limitation on the number of sales that a REIT may complete in any given year, the sale of more than one property to one buyer will be treated as one sale. Moreover, if a REIT obtains replacement property pursuant to a like-kind exchange under section 1031 of the Code, then it will be entitled to tack the holding period it has in the relinquished property for purposes of the two-year holding period requirement. Under the Tax Act, generally effective for exchanges completed after December 31, 2017, the rule providing for nonrecognition of gain in the case of like-kind exchanges is limited to exchanges of real property only, and no longer applies to tangible personal property or intangible property.

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

Certain of our mezzanine loans which may qualify for the safe harbor in Revenue Procedure 2003-65 pursuant to which certain loans secured by a first priority security interest in ownership interests in a partnership or limited liability company will be treated as qualifying assets for purposes of the 75% real estate asset test and the 10% Asset Test. See “— Operational Requirements — Gross Income Tests.” We may make some mezzanine loans that do not qualify for that safe harbor and that do not qualify as “straight debt” securities or for one of the other exclusions from the definition of “securities” for purposes of the 10% value test. We intend to make such investments in such a manner as not to fail the Asset Tests described above.

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

The Asset Tests must generally be met for each quarter. Upon full investment of the Net Offering Proceeds, most of our assets have consisted of “real estate assets” and we therefore expect to satisfy the Asset Tests.

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
•

any debt instrument issued by a partnership if the partnership’s income is of a nature that it would satisfy the 75% Income Test described above under “— Operational Requirements — Gross Income Tests.”

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

However, as noted below, in order for us to qualify as a REIT, the non-mortgage securities (both debt and equity) of all of the TRSs in which we have invested either directly or indirectly may not represent more than 20% (25% for our taxable years beginning before December 31, 2017) of the total value of our assets. We expect that the aggregate value of all of our interests in TRSs will represent less than 20% of the total value of our assets. We cannot, however, assure you that we will always satisfy the 20% value limit or that the IRS will agree with the value we assign to our TRSs.

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

Sale-Leaseback Transactions.  We normally intend to treat our property leases as true leases for federal income tax purposes. However, depending on the terms of any specific transaction, the IRS might take the position that the transaction is not a true lease but is more properly treated in some other manner. If such re-characterization were successful, we would not be entitled to claim the depreciation deductions available to an owner of the property. In addition, the re-characterization of one or more of these transactions might cause us to fail to satisfy the Asset Tests or the REIT income tests described above based upon the asset we would be treated as holding or the income we would be treated as having earned and such failure could result in our failing to qualify as a REIT.

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

Distributions Generally.  Distributions paid to U.S. stockholders, other than capital gain distributions discussed below, made out of our current or accumulated E&P will be taxable to the stockholders as ordinary income for federal income tax purposes. These distributions are not eligible for the dividends received deduction generally available to corporations. In addition, with limited exceptions, these distributions are not eligible for taxation at the preferential income tax rates currently in effect for qualified dividends received by U.S. stockholders that are individuals, trusts and estates from taxable C corporations. However, under the Tax Act, non-corporate stockholders may generally deduct 20% of the aggregate amount of ordinary REIT dividends distributed by us (other than “capital gain dividends” or “qualified dividend income”) for taxable years beginning after December 31, 2017 and before January 1, 2026, thereby reducing the maximum effective tax rate applicable to REIT ordinary dividends to 29.6% (assuming the current maximum individual income tax rate of 37% applies). Stockholders that are individuals, trusts or estates however, may be taxed at the preferential rates currently in effect (assuming the relevant holding periods have been met) on dividends designated by and received from us to the extent that the dividends are attributable to (i) income retained by us in the prior taxable year on which we were subject to corporate level income tax (less the amount of tax), (ii) dividends received by us from taxable C corporations, including any dividends we may receive from a TRS, or (iii) income in the prior taxable year from the sales of “built-in gain” property acquired by us from C corporations in carryover basis transactions (less the amount of corporate tax on such income).

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

Distributions we make and gain arising from the sale or exchange by a U.S. stockholder of our stock will not be treated as passive activity income. As a result, stockholders will not be able to apply any passive losses against income or gain relating to our stock. To the extent distributions we make do not constitute a return of capital or a long-term capital gain (unless you elect otherwise), they will be treated as investment income for purposes of computing the investment interest limitation.

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

Ordinary Dividends.  The portion of distributions received by Non-U.S. holders payable out of our E&P which are not attributable to our capital gains and which are not effectively connected with a U.S. trade or business of the Non-U.S. holder will be subject to U.S. withholding tax at the rate of 30%, unless reduced or eliminated by treaty. Reduced treaty rates and other exemptions are not available to the extent that income is attributable to excess inclusion income allocable to the Non-U.S. holder. Accordingly, we will withhold at a rate of 30% on any portion of a dividend that is paid to a Non-U.S. holder and attributable to that holder’s share of our excess inclusion income. As required by IRS guidance, we intend to notify our stockholders if a portion of a dividend paid by us is attributable to excess inclusion income.

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

Non-Dividend Distributions.  Unless our common stock constitutes a U.S. real property interest (“USRPI”), distributions by us which are not distributions out of our E&P will not be subject to U.S. federal income tax. If it cannot be determined at the time at which a distribution is made whether or not the distribution will exceed current and accumulated E&P, the distribution will be subject to withholding at the rate applicable to distributions. However, the Non-U.S. holder may seek a refund from the IRS of any amounts withheld if it is subsequently determined that the distribution was, in fact, in excess of our current and accumulated E&P. If our common stock constitutes a USRPI, as described below, distributions by us in excess of the sum of our E&P plus the stockholder’s basis in shares of our common stock will be taxed under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) at the rate of tax, including any applicable capital gains rates, that would apply to a U.S. stockholder of the same type (e.g., an individual or a corporation, as the case may be), and the collection of the tax will be enforced by a refundable withholding at a rate of 15% of the amount by which the distribution exceeds the stockholder’s share of our E&P.

Capital Gain Distributions.  Under FIRPTA, subject to the following exception, distributions that are sourced from capital gains from dispositions of USRPIs will be treated as income that is effectively connected with a U.S. trade or business of the Non-U.S. holder without regard to whether the distribution is designated as a capital gain distribution and shall be subject to a 21% withholding tax. As an exception, a distribution sourced from capital gains from dispositions of USRPIs will generally not be treated as income that is effectively connected with a U.S. trade or business, and will instead be treated the same as an ordinary distribution from us (see “— Special Tax Considerations for Non-U.S. Stockholders — Ordinary Dividends”), if (i) the capital gain distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S., and (ii) the recipient Non-U.S. holder does not own more than 10% of that class of stock at any time during the taxable year in which the capital gain distribution is received. We do not anticipate our common stock satisfying the “regularly traded” requirement, and in such cases distributions that are sourced from capital gains from dispositions in USRPIs generally would be taxable to a Non-U.S. holder under FIRPTA. Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a Non-U.S. holder that is a corporation. A distribution is not a USRPI capital gain if we held the underlying asset solely as a creditor. Capital gain distributions received by a Non-U.S. holder from a REIT that are not USRPI capital gains are generally not subject to U.S. income tax, but may be subject to withholding tax. Distributions, to “qualified foreign pension funds” or entities all of the interests of which are held by “qualified foreign pension funds” are exempt from FIRPTA. Non-U.S. holders should consult their tax advisors regarding the application of these rules.

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

Information Reporting Requirements and Backup Withholding for Non-U.S. Holders.  Non-U.S. holders should consult their tax advisors with regard to U.S. information reporting and backup withholding requirements under the Code. We will provide you with an annual Form 1042-S, if required, by March 15 following the end of our fiscal year.

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

Income Taxation of the Operating Partnership and Its Partner.  A partnership generally is not a taxable entity for federal income tax purposes. As a partner in the operating partnership, we will be required to take into account our allocable share of the operating partnership’s income, gains, losses, deductions and credits for any taxable year of the operating partnership ending within or with our taxable year, without regard to whether we have received or will receive any distributions from the operating partnership.

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

Depreciation Deductions Available to the Operating Partnership.  The operating partnership used a portion of contributions we made from Net Offering Proceeds to acquire interests in properties and securities. To the extent that the operating partnership acquires properties or securities for cash, the operating partnership’s initial basis in such properties for federal income tax purposes generally will be equal to the purchase price paid by the operating partnership. The operating partnership depreciates each depreciable property for federal income tax purposes under the ADS. Under ADS, the operating partnership generally depreciates buildings and improvements over a 40-year recovery period using a straight-line method and a mid-month convention and will depreciate furnishings and equipment over a 10-year recovery period using a straight-line method and a half-year convention. To the extent that properties are contributed to the operating partnership in exchange for units of the operating partnership, the operating partnership’s initial basis in each such property for federal income tax purposes should be the same as the transferor’s basis in that property on the date of contribution to the operating partnership. Although the law is not entirely clear, the operating partnership generally depreciates such depreciable property for federal income tax purposes over the same remaining useful lives and under the same methods used by the transferors.

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

Other Tax Considerations

Payments to Certain Foreign Financial Entities and Other Foreign Entities.  Withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-U.S. entities receiving payments on your behalf, including distributions in respect of shares of our stock , if you or such institutions fail to comply with certain due diligence and other reporting rules as set forth in Treasury Regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Withholding currently applies to payments of dividends and the IRS has advised that future guidance may provide that certain other payments made to or by certain foreign financial institutions may be subject to a 30% federal withholding tax. Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the U.S. and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the Treasury Regulations in light of your particular circumstances.

Legislative or Other Actions Affecting REITs.  Current and prospective holders of our stock should recognize the present federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. For example, the Tax Act, which the U.S. President signed into law on December 22, 2017, significantly changes the U.S. federal income tax system, including rules that directly and indirectly affect REITs and their stockholders. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the federal tax laws and interpretations thereof could adversely affect an investment in our stock.

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

Valuation Related Risks

In determining the Company’s estimated NAV per share, the Company primarily relied upon a valuation of the Company’s portfolio of properties and debt as of December 31, 2019.  Valuations and appraisals of the Company’s properties and outstanding debt are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties.  Therefore, the Company’s estimated NAV per share may not reflect the amount that would be realized upon a sale of each of the Company’s properties.

For the purposes of calculating the Company’s estimated NAV per share, the Company retained an independent third-party valuation firm as valuation expert to determine the Company’s estimated NAV per share and the value of the Company’s properties and debt as of December 31, 2019.  The valuation methodologies used to estimate the NAV of the Company’s shares as well as the value of the Company’s properties and outstanding debt involved certain subjective judgments, including but not limited to, discounted cash flow analyses and the direct capitalization approach for wholly owned and partially owned properties.  Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond the Company’s control.  Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller.  Therefore, the valuations of the Company’s properties and the Company’s investments in real estate-related assets may not correspond to the realizable value upon a sale of those assets.

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

Prior to 2013, the Company generated little, if any, cash flow from operations or funds from operations (“FFO”).  Further, investments by the Company in development or redevelopment projects, or in properties requiring significant capital, may affect the Company’s ability to make cash distributions.  The Company’s organizational documents permit it to make distributions from any source, such as from the proceeds of the Company’s offerings (including its Reinvestment Plan), cash resulting from a deferral or waiver of asset management fees or expense reimbursements, and borrowings, which may be unsecured or secured by the Company’s assets, in anticipation of future net operating cash flow.  The Company has not established any limit on the extent to which the Company may use alternate sources, including borrowings or proceeds of the Company’s offerings, to pay distributions.  Commencing in the fourth quarter of 2011 through the fourth quarter of 2017, the Company made cash distributions from offering proceeds, which were dilutive to the Company’s stockholders.  To the extent the Company makes cash distributions, or a portion thereof, from sources other than operating cash flow or FFO, the book value per share of the Company’s common stock may decline, which might cause the Company to reduce the offering price in future offerings, if any, and there can be no assurance that the Company will be able to sustain distributions at that level.  Further, distributions that exceed cash flows from operations or FFO may not be sustainable.  Distributions will be taxable as ordinary income to the stockholders to the extent such distributions are made from the Company’s current and accumulated E&P.  In addition, to the extent distributions exceed E&P calculations on a tax basis, a stockholder’s basis in the Company’s stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain in the future.

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

Because the Company relies on affiliates of CNL for advisory services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to the Company, the Company may be required to find alternative providers of these services, which could disrupt the Company’s business.

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

During 2020, it is anticipated that the Company’s board of directors will continue to evaluate various strategic options, which may include other transactions to provide stockholders with liquidity of their investment.  If the Company’s board of directors determines to pursue a liquidity event regarding the remainder of the Company’s assets, the Company would be under no obligation to conclude the process within a set time. If the Company adopts a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which its investments are located and federal income tax effects on stockholders that may prevail in the future. The Company cannot guarantee that the Company will be able to liquidate all of the Company’s remaining assets on favorable terms, if at all. After the Company adopts a plan of liquidation, the Company would likely remain in existence until all its investments are liquidated. If the Company does not pursue a liquidity event or delays such a transaction due to market conditions, the Company’s common stock may continue to be illiquid and investors may, for an indefinite period of time, be unable to convert investor shares to cash easily, if at all, and could suffer losses on an investment in the Company’s shares.

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

In addition, Ixchell C. Duarte, the Company’s chief financial officer, senior vice president and treasurer, John F. Starr, the Company’s chief operating officer and senior vice president, and the Company’s other officers also serve as officers of, and devote time to, other affiliates of the Advisor. These officers may experience conflicts of interest in managing the Company because they also have management responsibilities for multiple programs.  For these reasons, these officers will share their management time and services among these other programs and the Company, and will not devote all of their attention to the Company and could take actions that are more favorable to certain affiliates than to the Company.

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

A slow economy could adversely affect certain of the properties in which the Company invests.  Although a general downturn in the real estate industry would be expected to adversely affect the value of the Company’s properties, a downturn in the seniors housing sector in which the Company invests could compound the adverse effect.  Continued economic weakness combined with higher costs, especially for energy, food and commodities, can put considerable pressure on consumer spending, which, along with a lack of available debt, could result in the Company’s tenants experiencing a decline in financial and operating performance and/or a decline in earnings from the Company’s TRS investments.

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

Downturns in the housing markets could adversely affect the ability (or perceived ability) of seniors to currently afford entrance fees and resident fees as potential residents frequently use the proceeds from the sale of their homes to cover the cost of these fees.  Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into, or finance their stays at, the Company’s seniors housing properties with private resources.  If the volatility in the housing market returns, the occupancy rates, revenues, cash flows and results of operations for these properties could be negatively impacted.

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

The Company’s properties are subject to the risks typically associated with investments in real estate.  Such risks include the possibility that the Company’s properties will generate operating income, rent and capital appreciation, if any, at rates lower than anticipated or will yield returns lower than those available through other investments.  Further, there are other risks by virtue of the fact that the Company’s ability to vary its portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments.  Income from the Company’s properties may be adversely affected by many factors including, but not limited to, an increase in the local supply of properties similar to the Company’s properties, newer competing properties, a decrease in the number of people interested in the properties that the Company acquires,  national or local economic deterioration, increases in operating costs due to inflation and other factors that may not be offset by increased lease rates, and changes in consumer tastes.

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

Multiple property leases with individual tenants increase the Company’s risks in the event that such tenants or borrowers become financially impaired.

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

The types of properties in which the Company invests are expected to face competition for residents or patients from other similar properties, both locally and nationally.  Any decrease in revenues due to such competition at any of the Company’s properties may adversely affect the Company’s operators’ ability to make scheduled rent payments to the Company and with respect to the Company’s seniors housing properties leased to TRS entities, may adversely affect the Company’s operating results of those properties.

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

Existing seniors housing properties that the Company acquires may be subject to unknown or contingent liabilities which could cause the Company to incur substantial costs.

The Company has acquired operating seniors housing properties which may be subject to unknown or contingent liabilities for which the Company may have no recourse, or only limited recourse, against the sellers.  In general, the representations and warranties provided under transaction agreements related to the acquisition of the Company’s properties do not survive the closing of the transactions.  While the Company generally requires the sellers to indemnify the Company with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on indemnifiable losses.  There is no guarantee that the Company will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties.  In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed the Company’s expectations, and it may experience other unanticipated adverse effects, all of which may adversely affect the Company’s financial condition, results of operations, the market price of its common stock and its ability to make distributions to the Company’s stockholders.

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

A severe cold and flu season, epidemic or any other widespread illness including COVID-19 could adversely affect the occupancy of our seniors housing properties.

The Company’s revenues and our operators’ revenues are dependent on occupancy. It is impossible to predict the severity of the cold and flu season or the occurrence of epidemics or any other widespread illnesses or pandemics including COVID-19. The occupancy of our seniors housing properties, both managed and triple-net leased properties, could significantly decrease in the event of a severe cold and flu season, an epidemic or any other widespread illness or pandemic. Such a decrease could affect the operating income of our managed seniors housing properties and the ability of our triple-net tenants to make payments to us. Further, depending on the severity of the occurrence, the Company may be required to incur significant costs to identify, contain and remedy the impacts of those occurrences at those seniors housing properties. As a result, these occurrences could significantly adversely affect our results of operations.

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

Significant legal actions brought against the tenants or managers of the Company’s seniors housing properties could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to the Company.

The tenants or managers of the Company’s seniors housing properties may be subject to claims that their services have resulted in resident injury or other adverse effects.  The insurance coverage that is maintained by such tenants or managers, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all.  In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to the Company’s tenants or managers due to state law prohibitions or limitations of availability.  As a result, the tenants or managers of the Company’s seniors housing properties operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.  From time to time, there may also be increases in government investigations of long-term care providers, as well as increases in enforcement actions resulting from these investigations.  Insurance is not available to cover such losses.  Any adverse determination in a legal proceeding or government investigation could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a facility operator’s financial condition.  If a tenant or manager is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant or manager is required to pay uninsured punitive damages, or if a tenant or manager is subject to an uninsurable government enforcement action, the tenant or manager could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on a tenant’s or manager’s business and its ability to meet its obligations to the Company.

Moreover, advocacy groups that monitor the quality of care at seniors housing properties have sued facility operators and demanded that state and federal legislators enhance their oversight of trends in seniors housing property ownership and quality of care.  Patients have also sued operators of seniors housing properties and have, in certain cases, succeeded in winning very large damage awards for alleged abuses.  This litigation and potential future litigation may materially increase the costs incurred by the tenants and managers of the Company’s properties for monitoring and reporting quality of care compliance.    Increased costs could limit the ability of the tenants and managers of the Company’s properties to meet their obligations to the Company, potentially decreasing the Company’s revenue and increasing its collection and litigation costs.  To the extent the Company is required to remove or replace a manager, the Company’s revenue from the affected facility could be reduced or eliminated for an extended period of time.

Finally, if the Company leases a seniors housing property to the Company’s TRS rather than leasing the property to a third-party tenant, the Company’s TRS will generally be the license holder and become subject to state licensing requirements and certain operating risks that apply to facility operators, including regulatory violations and third-party actions for negligence or misconduct.  The TRS will have increased liability resulting from events or conditions that occur at the facility, including, for example, injuries to residents and deaths of residents at the facility.  In the event the TRS incurs liability and a successful claim is made that the separate legal status of the TRS should be ignored for equitable or other reasons (i.e. a corporate veil piercing claim), the Company may also become liable for such matters.  Insurance may not cover all such liabilities.  Any negative publicity resulting from lawsuits related to the Company’s TRS status as a licensee could adversely affect the Company’s business reputation and ability to attract and retain residents in the Company’s leased properties, the Company’s ability to obtain or maintain licenses at the affected facility and other facilities, and the Company’s ability to raise additional capital.

The Company is exposed to various operational risks, liabilities and claims with respect to its seniors housing properties that may adversely affect the Company’s ability to generate revenues and/or increase its costs.

Through the Company’s ownership of seniors housing properties, the Company is exposed to various operational risks, liabilities and claims with respect to the Company’s properties in addition to those generally applicable to ownership of real property. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, and increases in labor costs (as a result of unionization or otherwise) and services.  Any one or a combination of these factors, together with other market and business conditions beyond the Company’s control, could result in operating deficiencies at the Company’s seniors housing properties, which could have a material adverse effect on the Company’s facility operators’ results of operations and their ability to meet their obligations to the Company and operate the properties effectively and efficiently, which in turn could adversely affect the Company.

Unanticipated expenses and insufficient demand for seniors housing properties could adversely affect the Company’s profitability.

As part of the Company’s investment strategy, the Company may have acquired seniors housing properties in geographic areas where potential customers may not be familiar with the benefits of, and care provided by, that particular property.  As a result, the Company may have to incur costs relating to the opening, operation and promotion of such properties that are substantially greater than those incurred in other areas where the properties are better known by the public.  These properties may attract fewer residents or patients than other properties the Company has acquired and may have increased costs, such as for marketing expenses, adversely affecting the results of operations of such properties as compared to those properties that are better known.

The Company’s failure or the failure of the tenants and managers of the Company’s properties to comply with licensing and certification requirements, the requirements of governmental programs, fraud and abuse regulations or new legislative developments may materially adversely affect the operations of the Company’s seniors housing properties.

The operations of the Company’s seniors housing properties are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws.  The ultimate timing or effect of any changes in these laws and regulations cannot be predicted.  Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of certain revenue sources until all licensure or certification issues have been resolved.  Properties may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process.  State laws may require compliance with extensive standards governing operations and agencies administering those laws regularly inspect such properties and investigate complaints.  Failure to comply with all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services at the Company’s seniors housing properties.  Additionally, transfers of operations of certain facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.  The Company has no direct control over the tenant’s or manager’s ability to meet regulatory requirements and failure to comply with these laws, regulations and requirements may materially adversely affect the operations of these properties.

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

Termination of resident lease agreements could adversely affect the Company’s revenues and earnings for seniors housing properties providing assisted living services.

Applicable regulations governing assisted living properties generally require written resident lease agreements with each resident.  Most of these regulations also require that each resident have the right to terminate the resident lease agreement for any reason on reasonable notice or upon the death of the resident.  The operators of seniors housing properties cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements with terms of up to one year or longer.  In addition, the resident turnover rate in the Company’s properties may be difficult to predict.  If a large number of resident lease agreements terminate at or around the same time, and if the Company’s units remained unoccupied, then the Company’s tenant’s ability to make scheduled rent payments to the Company or, with respect to certain of the Company’s seniors housing properties lease to TRS entities, the Company’s operating results, the Company’s revenues and the Company’s earnings could be adversely affected.

The Company’s tenants may generally be subject to risks associated with the employment of unionized personnel for the Company’s seniors housing properties.

From time to time, the operations of any of the Company’s properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity.  The Company or the Company’s tenants may also incur increased legal costs and indirect labor costs as a result of such disruptions, or contract disputes or other events.  One or more of the Company’s tenants or the Company’s third-party managers operating some of these types of properties may be targeted by union actions or adversely impacted by the disruption caused by organizing activities.  Significant adverse disruptions caused by union activities and/or increased costs affiliated with such activities could materially and adversely affect the Company’s operations and the financial condition of the seniors housing properties the Company own through a TRS and affect the operating income of the Company’s tenants for those properties the Company lease to third parties.

Development and value-add properties are expected to initially generate limited cash flows.

The Company continues to have some value-add or stabilizing properties.  During the lease-phase, these types of investments are expected to initially generate limited cash flows, FFO and modified funds from operations (“MFFO”) and may result in near term downward pressure on the Company’s NAV.

Seniors housing properties in which the Company invests may not be readily adaptable to other uses.

Seniors housing properties in which the Company invests are specific-use properties that have limited alternative uses.  Therefore, if the operations of any of the Company’s properties become unprofitable for the Company’s tenant or operator or for the Company due to industry competition, a general deterioration of the applicable industry or otherwise, then the Company may have great difficulty re-leasing the property or developing an alternative use for the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses.  Should any of these events occur, the Company’s income and cash available for distribution and the value of the Company’s property portfolio could be reduced.

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

The Company’s leases may be re-characterized as financings which would eliminate depreciation deductions with respect to the Company’s properties.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of the Company’s common stock.  For example, the Tax Act was signed into law on December 22, 2017, and made fundamental changes to the taxation of individuals and corporations, generally effective for taxable years beginning on or after January 1, 2018.   The individual and collective impact of the changes introduced by the Tax Act on REITs and their stockholders remains uncertain in some respects and may not become evident for some period of time.  For more information about the tax law changes enacted by the Tax Act, see “Part I––Statement Regarding Forward Looking Information––Item 1––Business––Taxation.”

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

The Company leases certain qualified health care properties to TRSs (or limited liability companies of which the TRSs are members), which lessees contract with managers (or related parties) to manage the health care operations at these properties. The rents from this TRS lessee structure are treated as qualifying rents from real property if (1) they are paid pursuant to an arm’s-length lease of a qualified health care property with a TRS and (2) the manager qualifies as an eligible independent contractor (as defined in the Code). If any of these conditions are not satisfied, then the rents will not be qualifying rents and the Company might fail to meet the 95% and 75% gross income tests.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, we had investments in 81 real estate investment properties, including the nine properties classified as held for sale, as described in Item 1. “Business” –– “Possible Strategic Alternatives.”  The following tables set forth details on our consolidated healthcare investment portfolio by asset class:

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2019 (in millions)	Investment Amount (in millions)
Acute Care (1)
Medical Portfolio I Properties
Doctors Specialty Hospital	Modified Lease	8/16/2013	$—	$10.0
Leawood, KS ("Kansas City")
Medical Portfolio II Properties
Hurst Specialty Hospital	Triple-net Lease	8/15/2014	—	29.5
Hurst, TX ("Dallas/Fort Worth")
Post-Acute Care (1)(4)
Perennial Communities
Batesville Healthcare Center	Triple-net Lease	5/31/2013	—	6.2
Batesville, AR
Broadway Healthcare Center	Triple-net Lease	5/31/2013	—	11.9
West Memphis, AR
Jonesboro Healthcare Center	Triple-net Lease	5/31/2013	—	15.2
Jonesboro, AR
Magnolia Healthcare Center	Triple-net Lease	5/31/2013	—	11.8
Magnolia, AR
Mine Creek Healthcare Center	Triple-net Lease	5/31/2013	—	3.4
Nashville, AR
Searcy Healthcare Center	Triple-net Lease	5/31/2013	—	7.9
Searcy, AR
Cobalt Rehabilitation Hospital New Orleans	Triple-net Lease	10/19/2016	—	28.6
New Orleans, LA
Seniors Housing
Primrose I Communities
Primrose Retirement Community of Casper	Triple-net Lease	2/16/2012	11.0	19.0
Casper, WY
Sweetwater Retirement Community	Triple-net Lease	2/16/2012	9.5	16.3
Billings, MT
Primrose Retirement Community of Grand Island	Triple-net Lease	2/16/2012	7.8	13.4
Grand Island, NE
Primrose Retirement Community of Mansfield	Triple-net Lease	2/16/2012	10.5	18.3
Mansfield, OH
Primrose Retirement Community of Marion	Triple-net Lease	2/16/2012	8.8	17.9
Marion, OH
HarborChase of Villages Crossing	Managed	8/29/2012	—	19.7
Lady Lake, FL ("The Villages")
Primrose II Communities
Primrose Retirement Community of Lima	Triple-net Lease	12/19/2012	—	18.6

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2019 (in millions)	Investment Amount (in millions)
Lima, OH
Primrose Retirement Community of Zanesville	Triple-net Lease	12/19/2012	10.9	19.1
Zanesville, OH ("Columbus")
Primrose Retirement Community of Decatur	Triple-net Lease	12/19/2012	9.6	18.2
Decatur, IL
Primrose Retirement Community of Council Bluffs	Triple-net Lease	12/19/2012	—	12.9
Council Bluffs, IA ("Omaha")
Primrose Retirement Community Cottages	Triple-net Lease	12/19/2012	—	4.3
Aberdeen, SD
Capital Health Communities
Brookridge Heights Assisted Living & Memory Care	Managed	12/21/2012	12.0	18.5
Marquette, MI
Curry House Assisted Living & Memory Care	Managed	12/21/2012	7.1	13.5
Cadillac, MI
Symphony Manor	Managed	12/21/2012	13.6	24.0
Baltimore, MD
Woodholme Gardens Assisted Living & Memory Care	Managed	12/21/2012	6.1	17.1
Pikesville, MD ("Baltimore")
Tranquillity at Fredericktowne	Managed	12/21/2012	19.6	23.3
Frederick, MD
HarborChase of Jasper	Managed	8/1/2013	—	7.3
Jasper, AL
South Bay I Communities
Raider Ranch	Managed	8/29/2013	—	72.0
Lubbock, TX
Town Village	Managed	8/29/2013	—	23.7
Oklahoma City, OK
Pacific Northwest I Communities
MorningStar of Billings	Managed	12/2/2013	18.6	48.3
Billings, MT
MorningStar of Boise	Managed	12/2/2013	19.9	40.0
Boise, ID
MorningStar of Idaho Falls	Managed	12/2/2013	16.6	44.4
Idaho Falls, ID
MorningStar of Sparks	Managed	12/2/2013	22.0	55.2
Sparks, NV ("Reno")
Prestige Senior Living Arbor Place	Managed	12/2/2013	7.8	15.8
Medford, OR
Prestige Senior Living Beaverton Hills	Managed	12/2/2013	8.5	12.9
Beaverton, OR ("Portland")
Prestige Senior Living Five Rivers	Managed	12/2/2013	7.3	16.7
Tillamook, OR
Prestige Senior Living High Desert	Managed	12/2/2013	7.4	13.6
Bend, OR

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2019 (in millions)	Investment Amount (in millions)
Prestige Senior Living Huntington Terrace	Managed	12/2/2013	9.5	15.0
Gresham, OR ("Portland")
Prestige Senior Living Orchard Heights	Managed	12/2/2013	11.4	17.8
Salem, OR
Prestige Senior Living Riverwood	Managed	12/2/2013	4.3	9.7
Tualatin, OR ("Portland")
Prestige Senior Living Southern Hills	Managed	12/2/2013	7.1	12.9
Salem, OR
Pacific Northwest II Communities
Prestige Senior Living Auburn Meadows	Managed	2/3/2014	9.9	21.9
Auburn, WA ("Seattle")
Prestige Senior Living Bridgewood	Managed	2/3/2014	12.5	22.1
Vancouver, WA ("Portland")
Prestige Senior Living Monticello Park	Managed	2/3/2014	16.7	27.4
Longview, WA
Prestige Senior Living Rosemont	Managed	2/3/2014	8.8	16.9
Yelm, WA
Prestige Senior Living West Hills	Managed	3/3/2014	8.3	15.0
Corvallis, OR
Wellmore of Tega Cay	Triple-net Lease	2/7/2014	—	32.2
Tega Cay, SC ("Charlotte")
South Bay II Communities
Isle at Cedar Ridge	Managed	2/28/2014	—	22.0
Cedar Park, TX ("Austin")
HarborChase of Plainfield	Managed	3/28/2014	—	26.5
Plainfield, IL
Legacy Ranch Alzheimer's Special Care Center	Managed	3/28/2014	—	12.0
Midland, TX
The Springs Alzheimer's Special Care Center	Managed	3/28/2014	—	10.9
San Angelo, TX
Isle at Watercrest - Bryan	Managed	4/21/2014	—	50.4
Bryan, TX
Isle at Watercrest - Mansfield	Managed	5/5/2014	—	31.3
Mansfield, TX ("Dallas/Fort Worth")
Watercrest at Mansfield	Managed	6/30/2014	24.6	49.0
Mansfield, TX ("Dallas/Fort Worth")
Watercrest at Katy (2)	Managed	6/27/2014	21.3	37.2
Lubbock, TX
HarborChase of Shorewood	Managed	7/8/2014	—	23.8
Shorewood, WI ("Milwaukee")
Fairfield Village of Layton	Managed	11/20/2014	—	68.0
Layton, UT ("Salt Lake City")
Fieldstone Memory Care	Managed	3/31/2015	—	12.4
Yakima, WA
Primrose III Communities
Primrose Retirement Community of Anderson	Triple-net Lease	5/29/2015	—	21.1
Anderson, IN ("Muncie")

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2019 (in millions)	Investment Amount (in millions)
Primrose Retirement Community of Lancaster	Triple-net Lease	5/29/2015	—	25.7
Lancaster, OH ("Columbus")
Primrose Retirement Community of Wausau	Triple-net Lease	5/29/2015	—	20.3
Wausau, WI ("Green Bay")
Superior Residences of Panama City	Managed	7/15/2015	—	20.0
Panama City Beach, FL
Southeast Seniors Housing Communities
Parc at Duluth	Managed	7/31/2015	—	52.8
Duluth, GA ("Atlanta")
Parc at Piedmont	Managed	7/31/2015	—	50.8
Marietta, GA ("Atlanta")
The Pavilion at Great Hills	Managed	7/31/2015	—	35.0
Austin, TX
The Hampton at Meadows Place	Managed	7/31/2015	—	28.4
Meadows Place, TX ("Houston")
The Beacon at Gulf Breeze	Managed	7/31/2015	—	28.0
Gulf Breeze, FL ("Pensacola")
Waterstone on Augusta	Managed	8/31/2015	—	26.8
Greenville, SC
Wellmore of Lexington	Triple-net Lease	9/14/2015	—	53.7
Lexington, SC ("Columbia")
Palmilla Senior Living	Managed	9/30/2015	—	47.6
Albuquerque, NM
Cedar Lake Assisted Living and Memory Care	Managed	9/30/2015	—	30.0
Lake Zurich, IL ("Chicago")
Fieldstone at Pear Orchard (4)	Managed	10/15/2015	8.3	14.3
Yakima WA
The Shores of Lake Phalen	Managed	11/10/2015	—	29.2
Maplewood, MN ("St. Paul")
The Dogwood Forest of Grayson	Managed	11/24/2015	—	25.7
Grayson, GA
Park Place Senior Living at WingHaven	Managed	12/17/2015	—	54.0
O'Fallon, MO ("St Louis")
Hearthside Senior Living of Collierville	Managed	12/29/2015	—	17.0
Collierville, TN ("Memphis")
Unimproved Land
Albuquerque NM, Land Owner	Managed	9/7/2017	—	1.1
Albuquerque, NM
			$377.3	$1,864.4

FOOTNOTES:

(1)	Properties herein have been classified as held for sale as of December 31, 2019.
(2)	Property owned through a consolidated joint venture in which we hold a 95% controlling interest.
(3)	Property owned through a consolidated joint venture in which we hold a 75% controlling interest.
(4)	Properties were sold as of March 25, 2020.

As of December 31, 2019, through an unconsolidated joint venture (“JV”), we had investments in five real estate properties.  The following tables set forth details on the property holdings of our JV:

Name	Structure	Date Acquired	Encumbrance at 12/31/19 (in millions)	Investment Amount (in millions)
Seniors Housing
Windsor Manor I Communities - 75% JV Interest
Windsor Manor of Vinton	Managed	8/31/2012	$3.0	$5.8
Vinton, IA
Windsor Manor of Webster City	Managed	8/31/2012	2.7	6.8
Webster City, IA
Windsor Manor of Nevada	Managed	8/31/2012	6.0	6.3
Nevada, IA
Windsor Manor II Communities - 75% JV Interest
Windsor Manor of Indianola	Managed	4/2/2013	5.7	5.7
Indianola, IA
Windsor Manor of Grinnell	Managed	4/2/2013	2.3	6.5
Grinnell, IA
			$19.7	$31.1

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

During the year ended December 31, 2019, our board of directors initiated a process to estimate the Company’s NAV per share as of December 31, 2019 (“Valuation Date”) and engaged Stanger to provide a report containing, among other things, a range for the estimated NAV per share of our common stock as of the Valuation Date (“Valuation Report”).  The engagement of Stanger was based on a number of factors including Stanger’s experience in the valuation of assets similar to those we own.  Upon receipt of the Valuation Report from Stanger, which contained, among other information, a range for the estimated NAV per share for our common stock, our Valuation Committee considered the reasonableness of the range of per share values in order to make a recommendation to our board of directors. On March 23, 2020, our board of directors accepted the recommendation of our Valuation Committee and approved an estimated 2019 NAV of $7.81, which includes deductions for estimated transaction costs.

For additional information on the determination of our estimated NAV, please refer to our Current Report on Form 8-K filed with the SEC on March 25, 2020.

Stockholder Information

As of December 31, 2019, we had 45,819 stockholders of record.  The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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

In July 2018, in light of the Company’s decision to proceed with the exploration of Possible Strategic Alternatives, our board of directors suspended our Reinvestment Plan and our Redemption Plan.  No requests for redemptions have been accepted subsequent to suspension of the Redemption Plan.  As such, there were no requests for the redemption of common stock during the year ended December 31, 2019.  During the year ended December 31, 2018, we received requests through the suspension of our Redemption Plan for the redemption of approximately $44.8 million of our common stock, which exceeded proceeds received from our Reinvestment Plan by approximately $22.8 million.  Of the excess $22.8 million in redemption requests, approximately $6.3 million of the excess redemption requests related to the quarter ended March 31, 2018 were approved by our board of directors prior to our Redemption Plan’s suspension, while the approximate $16.4 million (1.6 million shares) of remaining excess redemptions requests were placed in a redemption requests queue pursuant to our Redemption Plan.  The unsatisfied redemption requests placed in the redemption queue will remain there until such time, if at all, that our board of directors reinstates our Redemption Plan.  Unless our Redemption Plan is reinstated by our board of directors, we will not as a general matter accept or otherwise process any additional redemption requests received after July 11, 2018.  There can be no guarantee that our Redemption Plan will be reinstated by our board of directors.

For the years ended December 31, 2018 and 2017, we received requests for the redemption of common stock under our Redemption Plan of approximately 4.4 million and 4.7 million, respectively, of which, 2.8 million and 4.7 million were approved for redemption at an average price of $10.14 and $9.99, respectively, and for a total of approximately $28.4 million and $47.3 million, respectively.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation.  We intend to continue paying distributions to our stockholders on a quarterly basis until such provisions are terminated or amended by our board of directors. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including:

•

sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, net sales proceeds from sales of properties as part of executing under our possible strategic alternatives process as described above in Item 1. “Business – Possible Strategic Alternatives”, FFO and MFFO, as well as expected future long-term cash flows, FFO and MFFO;

•	limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and
•

other factors, including but not limited to, the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

As part of executing under our Possible Strategic Alternatives, as described above in Item 1. “Business” – “Possible Strategic Alternatives,” in May 2019, we used a portion of the net sales proceeds from the MOB Sale to make a special cash distribution of $347.9 million ($2.00 per share) to our stockholders.  Additionally, as a result of the sale of 59 properties from the IRF Sale and the MOB Sale, our board of directors adjusted our regular quarterly cash distribution to an amount equal to $0.0512 per share, compared to $0.1164 per share in effect since the third quarter of 2017.  The adjustment to our regular cash distributions was the result of a reduction in our remaining earnings base and operating cash flows given the associated impact of the sale of real estate.

The table in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents total regular and special cash distributions declared and issued, including distributions reinvested in additional shares through our Reinvestment Plan, and cash flows provided by operating activities for each quarter in the years ended December 31, 2019, 2018 and 2017.

The following details our historical price per share as well as our monthly cash distributions and stock dividends per share (in thousands, except per share data):

Period	Price per Share (1)	Reinvestment Plan Price per Share		Monthly Cash Distributions	Monthly Stock Dividends
June 27, 2011 through December 10, 2013	$10.00		$9.50	$0.0333	0.0025
December 11, 2013 through November 3, 2014	$10.14		$9.64	$0.0338	0.0025
November 4, 2014 through September 30, 2015	$10.58		$10.06	$0.0353	(2)
October 1, 2015 through February 10, 2016	$9.52		$10.06	$0.0353	―
February 11, 2016 and February 7, 2017	$9.75		$9.75	$0.0353	―
February 8, 2017 through February 6, 2018	$10.04		$10.04	$(3)	―
February 7, 2018 through March 12, 2019	$10.32		$(4)	$0.0388	―
March 13, 2019 through May 20, 2019	$10.01	$	―	$(5)	―
May 21, 2019 through March 22, 2020	$7.99	$	―	$0.0171	―
March 23, 2020 through the date of this filing	$7.81	$	―	$0.0171	―

FOOTNOTES:

(1)

Through the close of our Offerings on September 30, 2015, price per share represents the then-current primary offering price per share.  Subsequently, price per share represents the estimated NAV per share as determined by our board of directors.

(2)	We closed our Offerings on September 30, 2015 and discontinued our stock dividends concurrently. The monthly stock dividends from November 4, 2014 through September 30, 2015 were 0.0025 per share.
(3)	In September 2017, our board of directors approved an increase in our monthly cash distribution, from $0.03527 to $0.0388 per share, effective for the third quarter of 2017.
(4)	Effective July 11, 2018, we suspended our Reinvestment Plan. From February 13, 2018 through July 11, 2018, our Reinvestment Plan price per share was $10.32.
(5)	In May 2019, our board of directors approved a decrease in our monthly cash distribution, from $0.0388 to $0.01706 per share, effective for the second quarter of 2019.

The tax composition of our distributions declared for years ended December 31, 2019, 2018 and 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
Ordinary income	0.0%	0.0%	0.0%
Capital gain	42.85%	0.0%	0.0%
Unrecaptured Sec. 1250 gain	20.10%	0.0%	0.0%
Return of capital	37.05%	100.0%	100.0%

Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2019 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2020.   In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated E&P are treated as a return of capital to the stockholders.  E&P is a statutory calculation which is derived from net income and determined in accordance with the Code.  It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.  No amounts distributed to stockholders for the years ended December 31, 2019, 2018 and 2017 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Unregistered Sales of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Secondary Sales of Registered Shares between Investors

During years ended December 31, 2019, 2018 and 2017, there were approximately 343,000 shares, 192,000 shares and 26,000 shares transferred between investors, respectively, at an average sales price per share of approximately $6.37, $7.60 and $8.25, respectively.  We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 6.SELECTED FINANCIAL DATA

The following selected financial data for the Company should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Operating Data:
Total revenues	$321,891	$311,594	$284,707	$265,199	$209,535
Operating income (loss)	37,791	23,989	8,591	7,155	(26,099)
Loss from continuing operations	(1,541)	(20,742)	(18,539)	(24,835)	(53,150)
Loss from continuing operations per share	(0.01)	(0.12)	(0.11)	(0.14)	(0.35)
Weighted average shares outstanding (basic and diluted) (1)	173,963	174,247	175,151	175,121	153,804
Cash distributions declared and paid (2)	394,892	81,064	77,732	74,008	63,201
Cash distributions declared and paid per share	2.27	0.47	0.44	0.42	0.41
Cash provided by operating activities	59,950	67,260	75,246	74,531	43,517
Cash provided by (used in) investing activities	1,353,528	(14,382)	(64,545)	(99,443)	(951,227)
Cash (used in) provided by financing activities	(1,430,442)	(62,068)	(7,248)	16,941	884,811

Other Data:
FFO (3)	65,061	72,462	82,247	76,560	44,059
FFO per share	0.37	0.42	0.47	0.44	0.29
MFFO (3)	68,760	71,062	82,446	74,008	63,484
MFFO per share	0.40	0.41	0.47	0.42	0.41

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash	$42,350	$57,109	$64,522	$58,517	$68,922
Total assets	1,616,436	2,705,887	2,793,541	2,827,692	2,831,169
Total indebtedness	678,878	1,704,584	1,662,219	1,578,712	1,488,109
Total liabilities	715,405	1,763,961	1,740,881	1,672,875	1,572,067
Redeemable noncontrolling interest	558	579	425	472	551
Total equity	901,031	941,926	1,052,660	1,154,817	1,259,102

FOOTNOTES:

(1)

For purposes of determining the weighted average number of shares of common stock outstanding, stock dividends are treated as if they were outstanding as of the beginning of each period presented.  For the year ended December 31, 2015, we declared and paid stock dividends of approximately 3.2 million shares of common stock. We closed our Offerings on September 30, 2015 and discontinued our stock dividends concurrently. The issuance of common shares to the recipients is non-taxable.

(2)

For the years ended December 31, 2019, 2018, 2017, 2016 and 2015, our net income (loss) attributable to common stockholders was approximately $351.5 million, ($25.1 million), ($26.0 million), ($31.7 million), and ($68.1 million), respectively, while cash distributions declared were approximately $394.9 million, $81.1 million, $77.7 million, $74.0 million and $63.2 million, respectively, and total distributions declared were approximately $394.9 million, $81.1 million, $77.7 million, $74.0 million and $97.0 million, respectively.  Distributions for the year ended December 31, 2019, included a special cash distribution of approximately $347.9 million, funded from net sales proceeds received from the sale of properties during the year ended December 31, 2019. For the years ended December 31, 2019, 2018, 2017, 2016 and 2015, (excluding the special cash distribution paid during the year ended December 31, 2019) approximately 100%, 83.0%, 91%, 94%, and 69%, respectively, of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 0%, 17.0%, 9%, 6% and 31%, respectively, were considered to be funded with Other Sources.  For the years ended December 31, 2019, 2018, 2017, 2016 and 2015, (excluding the special cash distribution paid during the year ended December 31, 2019) approximately 100%, 83.0%, 91%, 94% and 45%, respectively, of total distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 0%, 17.0%, 9%, 6% and 55%, respectively, of total distributions declared to stockholders were considered to be funded with Other Sources.

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

For additional disclosures relating to FFO and MFFO, including a reconciliation of net loss to FFO and MFFO, for the years ended December 31, 2019, 2018 and 2017, refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” and for the years ended December 31, 2016 and 2015, refer to our Form 10-K filed on March 16, 2017.

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

We are externally managed and advised by CNL Healthcare Corp. (the “Advisor”).  Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives (as described below under “Possible Strategic Alternatives”), and dispositions on our behalf pursuant to an advisory agreement.  In May 2019, we extended the advisory agreement with our Advisor through June 2020.  For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Note 11. “Related Party Arrangements.”

On September 30, 2015, we completed our Offerings and received aggregate subscription proceeds of approximately $1.7 billion.  In October 2015, we deregistered the unsold shares of our common stock under our previous registration statement on Form S-11, except for 20 million shares that we registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through our Reinvestment Plan.  As part of moving forward with the consideration of Possible Strategic Alternatives, effective July 11, 2018, we suspended our Reinvestment Plan and, effective with the suspension of our Reinvestment Plan, stockholders who were participants in our Reinvestment Plan now receive cash distributions instead of additional shares of our common stock.

We substantially completed our acquisition stage in 2016 and invested in a healthcare portfolio consisting of 142 seniors housing property asset classes, medical office buildings, acute care and post-acute care property asset classes.  As part of executing under Possible Strategic Alternatives to provide liquidity to our stockholders, we classified 70 properties as held for sale and during 2019, sold 61 of our medical office buildings, acute care and post-acute care properties and skilled nursing facilities. As of December 31, 2019, our healthcare investment portfolio consisting of 81 properties was geographically diversified with properties in 27 states with interests in 72 seniors housing properties and nine properties classified as held for sale (which included six skilled nursing facilities, one post-acute care facility and two acute care hospitals).  For a description of the individual properties included in our healthcare investment portfolio, including the location, date acquired, and amount invested, as of December 31, 2019, see Item 2.  “Properties.”

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States.  The Company could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected.

As described below in “Liquidity and Capital Resources”, as of December 31, 2019, we had approximately $42.4 million in cash, had approximately $181.7 million of availability under our Revolving Credit Facility and through March 25, 2020, had received net sales proceeds of approximately $82.8 million from the sale of seven properties that we had classified as held for sale.  We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

Possible Strategic Alternatives

In 2017, we began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders.  In April 2018, our board of directors formed a special committee consisting solely of our independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third-party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”).  During 2018, the Special Committee engaged HFF Securities L.P. (through June 2019) and KeyBanc Capital Markets Inc. to act as financial advisors in connection with exploring our Possible Strategic Alternatives.

In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018.  As part of executing on Possible Strategic Alternatives, in September 2018, our board of directors committed to a plan to sell the MOB/Healthcare Portfolio, a portfolio of 63 properties consisting of 53 MOBs, five post-acute care facilities and five acute care hospitals across the US. In December 2018, we also committed to a plan to sell our Welbrook Senior Living Grand Junction property, our skilled nursing facility in Grand Junction, Colorado.  We had also previously committed to a plan to sell our six skilled nursing facilities in Arkansas.  As of December 31, 2018, we had a total of 70 properties classified as held for sale and had classified the operations of the 63 properties in the MOB/Healthcare Portfolio as discontinued operations because the sale of these properties represented a strategic shift in our operations.

In April 2019, we completed the sale of four post-acute care properties (“IRF Sale”) to an unrelated third party. In May 2019, we completed the sale of 55 medical office buildings and related properties (“MOB Sale”),  to a subsidiary of Welltower Inc. and received approximately $1,321.2 million in net sales proceeds.  Both the IRF Sale and the MOB Sale were in furtherance of our efforts to sell the MOB/Healthcare Portfolio.  We used the net sales proceeds to: (1) repay indebtedness secured by or allocated to the 59 properties comprising the MOB Sale and the IRF Sale; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution of $347.9 million ($2.00 per share) to our stockholders and (4) for other corporate purposes.  Additionally, as a result of the IRF Sale and the MOB Sale, our board of directors adjusted our regular quarterly cash distribution to an amount equal to $0.0512 per share, compared to $0.1164 per share that had been in effect since the third quarter of 2017.  The adjustment to our regular cash distributions was the result of a reduction in our remaining earnings base and operating cash flows given the associated impact of the sale of real estate on our operating cash flows.  In June 2019 subsequent to the consummation of the MOB Sale, we terminated our engagement of HFF Securities L.P., one of the financial advisors to our Special Committee in connection with exploring Possible Strategic Alternatives, subject to a 12-month tail of certain fees and obligations under the terminated engagement letter.  During the last half of 2019, we sold one acute care hospital from the MOB/Healthcare Portfolio plus the Welbrook Senior Living Grand Junction property to unrelated third parties and received net sales proceeds of $39.0 million. As of December 31, 2019, we had nine properties classified as held for sale.

In December 2019, we entered into a purchase and sale agreement for the sale of our six skilled nursing facilities in Arkansas (the “Perennial Communities Sale Agreement”) with an unrelated third party for a gross sales price of $55.0 million, subject to certain pro-rations and other adjustments, as described in the Perennial Communities Sale Agreement.  The anticipated net sales proceeds from the Perennial Communities were expected to exceed the net carrying values of these properties.  In addition, in December 2019, we entered into a purchase and sale agreement with an unrelated third party for our acute care hospital in New Orleans (the “New Orleans Sale Agreement”) for a gross sales price of $28.65 million, subject to certain pro-rations and other adjustments as described in the New Orleans Sale Agreement.  We recorded an impairment provision of $0.1 million related to the property in New Orleans to write-off the associated assets in excess of the estimated net sales proceeds, as it was determined that the carrying value of this property would not be recoverable.  In February and March 2020, we sold the property related to the New Orleans Sale Agreement and the six properties related to the Perennial Communities Sale Agreement, respectively. During 2020, we intend to continue executing on our plan to sell the remaining two properties that we had classified as held for sale as of December 31, 2019.

Seniors Housing Communities

We invested in or developed the following types of seniors housing properties:

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

Liquidity and Capital Resources

General

Our ongoing primary sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, other assets and undistributed operating cash flows, and as part of executing on Possible Strategic Alternatives as described above under “Possible Strategic Alternatives,” proceeds from the sales of real estate.  Our primary use of capital includes the payment of distributions, payment of operating expenses, funding capital improvements to existing properties and payment of debt service.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures or to cover periodic shortfalls between distributions paid and cash flows from operating activities.  As of December 31, 2019, we had approximately $42.4 million in cash available and had approximately $181.7 million of undrawn availability under our Revolving Credit Facility.

We have pledged our properties in connection with our borrowings and may continue to strategically leverage our real estate and use debt financing as a means of providing additional funds for the payment of distributions to stockholders, working capital and for other corporate purposes.  Our ability to increase our borrowings could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on our unhedged variable rate debt or the timing of when we seek to refinance existing debt. In addition, we continue to evaluate the need for additional interest rate protection in the form of interest rate swaps or caps on unhedged variable rate debt.

Our cash flows from operating and investing activities as described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations and exclude the results from the 63 properties from our MOB/Healthcare Portfolio classified as discontinued operations.  The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Sources of Liquidity and Capital Resources

Proceeds from Sale of Real Estate – Continuing Operations

During the year ended December 31, 2019, we sold a small parcel of vacant land at our Brookridge Heights Assisted Living & Memory Care property and as part of executing under our Possible Strategic Alternatives, sold our Grand Junction Property and received total net sales proceeds for both properties of approximately $6.0 million.  In May 2018, we completed the sale of Physicians Regional Medical Center – Central Wing (“Physicians Regional”) and received net sales proceeds of approximately $5.8 million, which were used to pay down the related mortgage loan.

In March 2020, we closed on the sale of six properties under the Perennial Communities Sales Agreements and received net sales proceeds of $54.4 million.  We plan to retain the net sales proceeds for corporate purposes as we are focused on maintaining a strong balance sheet, liquidity and financial flexibility given the uncertainity relating to COVID-19.

Proceeds from Sale of Real Estate – Discontinued Operations

As part of executing under our Possible Strategic Alternatives, in April and May 2019, we sold 59 of the 63 properties in our MOB/Healthcare Portfolio and received net sales proceeds of approximately $1,321.2 million, which were used to: (1) repay indebtedness secured by the properties sold; (2) rebalance other corporate borrowings (3) make a special cash distribution to the Company’s stockholders and (4) for other corporate purposes. We sold an acute-care property in the last half of 2019 and received net sales proceeds of $33.2 million during the year ended December 31, 2019.

In February 2020, we closed on the sale of our property under the New Orleans Sale Agreement and received net sales proceeds of $28.4 million.  We plan to retain these net sales proceeds, along with the net sales proceeds received from the sale of the acute-

care property during the last half of 2019, for corporate purposes as we are focused on maintaining a strong balance sheet, liquidity and financial flexibility given the uncertainty relating to COVID-19.

Borrowings

In December 2014, we entered into a $230 million Revolving Credit Facility and a $175 million senior unsecured term loan facility (“First Term Loan Facility”).  In November 2015, we entered into a $250 million senior unsecured term loan facility (“Second Term Loan Facility” and, collectively with the Revolving Credit Facility and First Term Loan Facility, “Credit Facilities”).  In December 2018, we exercised our extension option on the Revolving Credit Facility resulting in the term ending December 2019.  In February 2019, we exercised our extension option on the First Term Loan Facility resulting in the term ending in February 2020.  The Second Term Loan Facility had an initial term through November 2020.

In May 2019, as part of executing under our Possible Strategic Alternatives, we completed the sale of 55 properties and in conjunction therewith, refinanced our Credit Facilities (including the payment of amounts outstanding under our Credit Facilities as described further in “Uses of Liquidity and Capital Resources – Debt Repayments”) and entered into new financings, which are comprised of a 2019 Revolving Line of Credit Facility of approximately $250 million and a 2019 Term Loan Facility of approximately $265 million (collectively, the “2019 Credit Facilities”). The 2019 Revolving Line of Credit Facility has an initial four-year term through May 2023, plus one 12-month extension option, and the 2019 Term Loan Facility has an initial five-year term through May 2024.  The 2019 Credit Facilities bear interest based on 30-day LIBOR plus a spread that varies with our leverage ratio.

During the years ended December 31, 2019, 2018 and 2017, we borrowed proceeds of approximately $116.5 million, $167.9 million and $218.3 million, respectively, before repayments on the Revolving Credit Facility, as described in “Uses of Liquidity and Capital Resources – Debt Repayments.”  We have borrowed money to fund capital expenditures at our properties. We intend to continue borrowing money, to a lesser extent, to fund other enhancements to our portfolio.  Generally, we expect to meet short-term working capital needs from our cash flows from operations.

On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.  We completed refinancings, repayments of scheduled debt obligations and, during 2019, as part of executing under our Possible Strategic Alternatives, made early repayments of obligations scheduled to mature after December 31, 2019.  Refer to “Uses of Liquidity and Capital Resources – Debt Repayments” for additional information.

The following table provides details of our indebtedness as of December 31, 2019 and 2018, including indebtedness related to assets held for sale (in thousands):

	As of December 31,
	2019	2018
Mortgages payable and other notes payable:
Fixed rate debt	$368,974	$398,684
Variable rate debt (1) (2)	8,282	637,983
Mortgages and other notes payable (3)	377,256	1,036,667
Premium, net (4)	142	69
Loan costs, net	(1,470)	(5,294)
Total mortgages and other notes payable, net	375,928	1,031,442
Credit facilities:
2014 Revolving Credit Facility (1) (2) (5)	—	224,125
First Term Loan Facility (2)	—	175,000
Second Term Loan Facility (1) (2)	—	275,000
2019 Revolving Credit Facility(1)(5)	40,000	—
2019 Term Loan Facility(1)	265,000	—
Loan costs, net related to Term Loan Facilities	(2,050)	(983)
Total credit facilities, net	302,950	673,142
Total indebtedness, net	$678,878	$1,704,584

FOOTNOTES:

(1)

As of December 31, 2019 and 2018, we had entered into interest rate caps with notional amounts of approximately $281.0 million and $379.3 million, respectively. Refer to Item 8. “Financial Statements and Supplementary data” — Note 12. “Derivative Financial Instruments” for additional information.

(2)

As of December 31, 2019, we did not have any interest rate swaps. As of December 31, 2018, we had entered into interest rate swaps with notional amounts of approximately $636.2 million. These interest rate swaps were settled in connection with the refinancing of the credit facilities in May 2019.  Refer to Item 8. “Financial Statements and Supplementary Data” — Note 12. “Derivative Financial Instruments” for additional information.

(3)

As of December 31, 2019 and 2018, our mortgages and other notes payable are collateralized by 32 and 71 properties, respectively, with total carrying value of approximately $0.6 billion and $1.5 billion, respectively.

(4)	Premium (discount), net is reflective of us recording mortgage note payables assumed at fair value on the respective acquisition dates.
(5)

As of December 31, 2019 and 2018, we had undrawn availability under the applicable revolving credit facility of approximately $181.7 million and $14.7 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan, which includes certain assets held for sale.

The following is a schedule of future principal payments and maturity for our total indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2019 (in thousands):

2020	$39,642
2021	11,311
2022	282,220
2023	63,417
2024	285,666
Thereafter	—
$682,256

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis.  As of December 31, 2019 and 2018, we had an aggregate debt leverage ratio of approximately 35.5% and 54.9%, respectively, of our aggregate gross asset values (as defined in our Credit Facilities). As described above under “Possible Strategic Alternatives,” during 2019 we sold 61 of the 70 properties we had classified as held for sale and used a portion of the net sales proceeds to pay off indebtedness related to those properties and to pay down a portion of the amounts outstanding on our mortgages and notes payable and our Credit Facilities.  Refer to “Uses of Liquidity and Capital Resources – Debt Repayments” for additional information.

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

The credit facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of December 31, 2019, we were in compliance with all financial covenants.

See “Off-Balance Sheet Arrangements” below for a description of the borrowings of our unconsolidated entities.

Net Cash Provided by Operating Activities – Continuing Operations

We experienced positive cash flow from operating activities for the years ended December 31, 2019 and 2018 of approximately $50.1 million and $38.7 million, respectively.  The increase in cash flows from operating activities for the year ended December 31, 2019 as compared to the same period in 2018 was primarily the result of the following:

•

an increase in net operating income (“NOI”) as a result of the continued lease-up of additional seniors housing units at our completed developments and expansion projects.  In addition, NOI was positively impacted by a decrease in property management fees paid to the Property Manager, an affiliate of our Advisor, as a result of the property management agreement not being renewed and expiring in June 2018; and

•

lower interest expense resulting from the refinancing of our 2014 Credit Facilities in May 2019, as well as our decision to use proceeds from the sale of real estate to strategically pay down debt secured by other properties.

Reinvestment Plan

In light of our decision to proceed with the exploration of Possible Strategic Alternatives, we suspended our Reinvestment Plan in July 2018.  As a result of the suspension of the Reinvestment Plan in July 2018, the Company did not receive any proceeds through its Reinvestment Plan subsequent to June 2018.  For the years ended December 31, 2018 and 2017, the Company received proceeds through its Reinvestment Plan of approximately $22.0 million and $43.2 million, respectively.

Distributions from Unconsolidated Entities

As of December 31, 2019, 2018 and 2017, we had an investment in five unconsolidated properties through an unconsolidated joint venture.  Pursuant to the joint venture agreement, we are entitled to receive quarterly preferred cash distributions to the extent there is cash available to distribute.  These distributions are generally received within 45 days after each quarter end.  For the years ended December 31, 2019, 2018 and 2017, we received approximately $1.1 million, $0.8 million and $0.7 million of operating distributions from our investment in these unconsolidated entities, respectively.  In addition, we received capital distributions during the year ended December 31, 2018 of approximately $0.5 million, which resulted from the release of an escrow holdback created in connection with the acquisition of one of the joint venture’s properties.

Expense Support Agreement

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

Under the terms of the expense support agreement with our Advisor, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreement, we will issue, within 90 days following the determination date, a number of shares of forfeitable restricted common stock (“Restricted Stock”) equal to the quotient of the expense support amounts provided by our Advisor for the preceding calendar year divided by our then-current NAV per share of common stock.  The terms of the expense support agreement automatically renew for consecutive one year periods, subject to the right of our Advisor to terminate upon 30 days’ written notice.   We did not recognize any expense support for the years ended December 31, 2019, 2018 or 2017. Refer to Item 8. “Financial Statements and Supplementary Data” — Note 11. “Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Development of Properties- Continuing Operations

For the year ended December 31, 2019, we did not fund any development or expansion projects.  In connection with our developments and expansion projects, we funded approximately $1.7 million and $47.9 million in development costs during the years ended, 2018 and 2017, respectively.  We expect to fund approximately $0.3 million of accrued development costs related to developer holdback fees on our completed developments in future periods.

As a result of our completed seniors housing developments continuing to lease-up towards and/or achieving stabilization, we continue to monitor these properties to determine whether the established performance metrics of their respective promoted interest agreements have been met.  During the year ended December 31, 2018, we paid an approximate $1.0 million distribution to the holder of a promoted interest related to the HarborChase of Villages Crossing development. During the year ended December 31, 2017, we paid an approximate $2.0 million distribution to the holder of a promoted interest related to the Dogwood Forest of Acworth development.  There were no promoted interest payments made during the year ended December 31, 2019.

We expect to pay additional amounts in future periods to the respective third-party developers as holders of a promoted interest in these properties to the extent the established performance metrics are met.  No other performance metrics were met or probable of being met during the year ended December 31, 2019.

Capital Expenditures

We paid approximately $6.3 million, $9.8 million and $8.5 million in capital expenditures during the years ended December 31, 2019, 2018 and 2017, respectively.

Debt Repayments

As part of executing our Possible Strategic Alternatives, during the year ended December 31, 2019, we paid approximately $1.1 billion of total repayments which were comprised of $457.3 million of repayments in connection with indebtedness secured by the 61 properties that were sold during 2019, approximately $83.7 million of indebtedness secured by other properties that we strategically paid down using net sales proceeds received in connection with the sales of properties, approximately $434.1 million in repayments related to the refinancing of our Credit Facilities into our new 2019 Credit Facilities, approximately $30.0 million in repayments on our 2019 Revolving Credit Facility, approximately $23.1 million in scheduled repayments on our mortgages and other notes payable and approximately $116.8 million in early repayments on certain construction and other mortgage loans prior to their 2019 maturities (Shores of Lake Phalen and Wellmore of Lexington) and prior to their 2020 scheduled maturities (Waterstone at Augusta, Wellmore of Tega Cay, Dogwood Forest of Grayson and Palmilla Senior Living).  We also refinanced the construction loan related to Watercrest at Katy of approximately $21.3 million which was scheduled to mature in December 2019, with a new lender.  The new mortgage loan matures in November 2024 and bears interest at a fixed rate of 3.25% per annum.  In connection with the refinancing of our Credit Facilities into the 2019 Credit Facilities, we paid approximately $7.6 million in lender fees and other loan-related costs.

During the year ended December 31, 2018, we paid approximately $127.9 million of total repayments which was comprised of $59.9 million in repayments on our Revolving Credit Facility, approximately $24.3 million in repayments on our mortgage loans for Watercrest at Katy, Physicians Regional and HarborChase of Shorewood prior to their scheduled maturities, approximately $24.9 million in repayments on our mortgage loan for Calvert Medical Office Properties that matured in August 2018, as well as approximately $18.8 million in scheduled repayments on our mortgages and other notes payable.

As of December 31, 2019, we have approximately $39.6 million of debt obligations coming due during 2020.  In February 2020, we repaid approximately $20.5 million of debt obligations that were scheduled to mature in June 2020.

Common Stock Redemptions

Our Redemption Plan through its suspension in July 2018 was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any liquidity event.  Proceeds from our Reinvestment Plan were the primary source of available funds for redemption requests under our Redemption Plan on a quarterly basis with additional sources for excess redemption requests determined by our board of directors in accordance with our Redemption Plan.  In July 2018, in light of our decision to proceed with the exploration of Possible Strategic Alternatives, we suspended our Redemption Plan.  No requests for redemptions were accepted subsequent to suspension of the Redemption Plan in July 2018.  As such, there were no requests for the redemption of common stock during the year ended December 31, 2019.

During the year ended December 31, 2018, we received requests through the suspension of the Redemption Plan for the redemption of approximately $44.8 million of our common stock, which exceeded proceeds received from our Reinvestment Plan by approximately $22.8 million.  Of the excess $22.8 million in redemption requests, approximately $6.3 million of the excess redemption requests relating to the quarter ended March 31, 2018 were approved by our board of directors prior to our Redemption Plan’s suspension, effective July 2018, while the approximate $16.4 million of remaining excess redemptions requests were placed in a redemption requests queue pursuant to our Redemption Plan.  The unsatisfied redemption requests placed in the redemption queue will remain there until such time, if at all, that our board of directors reinstates our Redemption Plan.  There can be no guarantee that our Redemption Plan will be reinstated by our board of directors. Refer to Item 5.  “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Redemption Plan” for additional information related to these redemption requests. During the year ended December 31, 2017, we received redemption requests for the redemption of common stock of approximately $57.7 million of which approximately $46.0 million was paid and approximately $11.7 million was payable as of December 31, 2017.

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

As part of executing our Possible Strategic Alternatives, in May 2019 we used a portion of the net sales proceeds received from the sales of 55 properties to pay a special cash distribution.  Our board of directors declared a special cash distribution of $2.00 per share to the holders of record of our common stock, for an aggregate total distribution of approximately $347.9 million.  Additionally, as a result of the sales of these properties, our board of directors adjusted our regular quarterly cash distribution to an amount equal to $0.0512 per share, compared to $0.1164 per share in effect since the third quarter of 2017.  The adjustment to our regular cash distributions was the result of a reduction in our remaining earnings base and operating cash flows given the associated impact of the sale of real estate on our operating cash flows.  No amounts distributed to stockholders during the years ended December 31, 2019, 2018 and 2017 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Cash Distributions Declared (2)	Reinvested via Reinvestment Plan		Cash Distributions net of Reinvestment Proceeds	Cash Flows Provided by Operating Activities (3)
2019 Quarters
First	$0.11639	$20,246	$	―	$20,246	$26,155
Second	2.05120	356,832		―	356,832	10,835
Third	0.05120	8,907		―	8,907	16,905
Fourth	0.05120	8,907		―	8,907	6,055
Total	$2.26999	$394,892	$	―	$394,892	$59,950

2018 Quarters
First	$0.11639	$20,324		$11,078	$9,246	$17,787
Second	0.11639	20,247		10,935	9,312	16,285
Third	0.11639	20,247		―	20,247	18,446
Fourth	0.11639	20,246		―	20,246	14,742
Total	$0.46556	$81,064		$22,013	$59,051	$67,260

2017 Quarters
First	$0.10581	$18,525		$10,412	$8,113	$18,667
Second	0.10581	18,515		10,305	8,210	22,815
Third	0.11639	20,363		11,271	9,092	15,460
Fourth	0.11639	20,329		11,232	9,097	18,304
Total	$0.44440	$77,732		$43,220	$34,512	$75,246

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

(2)

For the years ended December 31, 2019, 2018 and 2017, our net income (loss) attributable to common stockholders was approximately $351.5 million, ($25.1 million) and ($26.0 million), respectively, while cash distributions declared were approximately $394.9 million, $81.1 million and $77.7 million, respectively, of which approximately $347.9 million for the year ended December 31, 2019 represented a special cash distribution that was funded using net sales proceeds from the sale of real estate.  For the years ended December 31, 2019, 2018 and 2017, (excluding the special cash distribution paid during the year ended December 31, 2019) approximately 100%, 83.0% and 91%, respectively, of regular cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 0%, 17.0% and 9%, respectively, of regular cash distributions declared to stockholders were considered to be funded with Other Sources.

(3)

Amounts herein include cash flows from discontinued operations.  Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions. GAAP requires the payment of certain items (most notably, lease incentives, acquisition fees and costs related to business combinations, and financing coordination fees) to be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. For example, for the years ended December 31, 2019, 2018 and 2017, we paid approximately $1.1 million, $5.0 million and $7.6 million, respectively, of lease incentives.  For the years ended December 31, 2019, 2018 and 2017, we expensed approximately $1.9 million, $2.3 million and $2.7 million in financing coordination fees, respectively.

Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distributions” for additional information regarding our monthly cash distributions as well as the tax composition of our distributions.

Results of Operations

As described above in “COVID 19”, the ultimate extent of the impact of any epidemic, pandemic or other health crisis on our results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the current COVID-19, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. Accordingly, we cannot predict the extent to which our results of operations will be affected.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Fiscal year ended December 31, 2019 as compared to the fiscal year ended December 31, 2018

As of December 31, 2019, excluding properties classified as discontinued operations, unconsolidated investments and unimproved land, we owned 72 consolidated operating investment properties and our portfolio consisted of units operated under management agreements with third-party operators and approximately 2.0 million rentable square feet that was 100.0% leased to third-party tenants.

	Investment count
	as of December 31,
Consolidated operating investment types:	2019	2018
Seniors housing leased	15	15
Seniors housing managed	51	51
Post-acute care leased (1)	6	7
	72	73

FOOTNOTES:

(1)	These properties are held for sale as of December 31, 2019.

Rental Income and Related Revenues. Rental income and related revenues was approximately $33.5 million for the year ended December 31, 2019 as compared to $35.0 million for the year ended December 31, 2018.  This decrease was primarily due to the write off of rental income from our tenant at our Welbrook Senior Living Grand Junction property due to financial difficulties of the tenant.  We sold the Grand Junction property in December 2019.   Rental income and related revenues are expected to decline during 2020 as compared to 2019 due to the sale of the Grand Junction property in December 2019 and the sale of the Perennial Communities in March 2020.

Resident Fees and Services. Resident fees and services income was approximately $288.3 million for the year ended December 31, 2019 as compared to approximately $276.6 million for the year ended December 31, 2018.  The increase in resident fees and services is primarily a result of year-over-year growth in occupancy rates resulting from the continued lease-up of additional seniors housing units at our completed developments and expansion projects.

Property Operating Expenses. Property operating expenses were approximately $188.5 million for the year ended December 31, 2019 as compared to approximately $181.3 million for the year ended December 31, 2018.  The increase in property operating expenses is primarily a result of year-over-year growth in occupancy rates resulting from the continued lease-up of additional seniors housing units at our completed developments and expansion projects.

General and Administrative. General and administrative expenses for the year ended December 31, 2019 were approximately $13.2 million as compared to approximately $12.8 million for the year ended December 31, 2018.  General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.  The increase in general and administrative expenses were primarily attributed to additional expenses related to the execution of Possible Strategic Alternatives.

Asset Management Fees. We incurred approximately $18.3 million and $18.4 million in asset management fees payable to our Advisor during the year ended December 31, 2019 and 2018, respectively.  Monthly asset management fees equal to 0.08334% of invested assets are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments.

Property Management Fees.  We incurred property management fees of approximately $12.8 million and $14.1 million for the years ended December 31, 2019 and 2018, respectively, payable to our third-party property managers and, for the period through June 2018, to our Property Manager, an affiliate of our Advisor.  The decrease in property management fees resulted from the property management agreement with our Property Manager not being renewed beyond its expiration date in June 2018.

Financing Coordination Fees. Financing coordination fees for the year ended December 31, 2019 were $1.9 million.  There were no financing coordination fees for the year ended December 31, 2018.  Financing coordination fees associated with the refinancing of debt are either expensed or capitalized based on whether such refinancings are determined to represent loan modifications or loan extinguishments for accounting purposes.

Depreciation and Amortization. Depreciation and amortization expenses for the years ended December 31, 2019 and 2018 were approximately $49.8 million and $54.1 million, respectively.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  The decrease in depreciation and amortization expense across periods resulted from several intangible assets related to our seniors housing investments being fully amortized, as well as there being no depreciation and amortization expense in 2019 for Welbrook Senior Living Grand Junction as a result of classifying that property as held for sale in December 2018 and which was sold in December 2019.

Impairment Provision. As described above in “Liquidity and Capital Resources – Possible Strategic Alternatives,” during the year ended December 31, 2018, we committed to a plan to sell Welbrook Senior Living Grand Junction and in connection therewith, recorded an impairment provision of approximately $7.9 million to write-off the associated assets in excess of our estimated net sales proceeds, as it was determined that the carrying value of this property would not be recoverable.  We sold this property during the year ended December 31, 2019. There were no impairment provisions for the year ended December 31, 2018.

Gain on Sale of Real Estate.   Gain on sale of real estate was approximately $0.4 million for the year ended December 31, 2019, as compared to approximately $1.0 million for the year ended December 31, 2018.  In June 2019, we sold a small parcel of vacant land at our Brookridge Heights Assisted Living & Memory Care property and in May 2018, we completed the sale of Physicians Regional.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the years ended December 31, 2019 and 2018 were approximately $39.4 million and $41.9 million, respectively.  The decrease in interest expense and loan cost amortization was primarily the result of the repayment of approximately $1.1 billion of indebtedness from the refinancing of our credit facilities and the strategic repayment of other property related indebtedness using net sales proceeds from the sales of properties during 2019 as described above in “Liquidity and Capital Resources”.  The decrease was partially offset by the write-off of unamortized loan costs resulting from the refinancing of our credit facilities and the strategic repayment of other property related indebtedness during 2019.  We expect ongoing interest expense to decline in future periods as a result of the 2019 refinancing of our credit facilities and the pay down of debt with net sales proceeds from the sale of real estate.

Income Tax (Expense) Benefit.  For each of the years ended December 31, 2019 and 2018, we recognized federal and state income tax expense related to our properties of approximately $2.2 million and $3.6 million, respectively.

Income (loss) from Discontinued Operations.  As part of executing our Possible Strategic Alternatives, we classified the revenues and expenses related to our MOB/Healthcare Portfolio, consisting of 63 properties, as discontinued operations as our board of directors committed to a plan to sell the MOB/Healthcare Portfolio and we believed that the sale of these properties would cause a strategic shift in our operations.  Income (loss) from discontinued operations was approximately $353.3 million and ($4.4 million) for the years ended December 31, 2019 and 2018, respectively.  The increase in income from discontinued operations during the year ended December 31, 2019 was partially attributable to the following:

•	a gain on sale of real estate of approximately $336.1 million from the sale of 61 properties during 2019;
•	a decrease in depreciation and amortization, which ceased as of September 30, 2018 on the 63 properties in our MOB/Healthcare Portfolio as a result of the properties being classified as held for sale;
•

a decrease in property management fees, which resulted from the property management agreement with our Property Manager, an affiliate of our Advisor, not being renewed beyond its expiration date in June 2018 and a decrease in asset management fees from the reduction in assets under management due to the sale of 61 properties;

•

a decrease in interest expense resulting from the refinancing of our unsecured credit facilities in May 2019, including the strategic pay down of other property related indebtedness with net sales proceeds from the MOB Sale and other property sales; and the increase was partially offset by

•	a reduction in resident fees and services from the sale of 61 properties during 2019.

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

Rental Income and Related Revenues. Rental income and related revenues was approximately $35.0 million for the year ended December 31, 2018 as compared to $35.8 million for the year ended December 31, 2017.  The decrease in rental income and tenant reimbursements across periods primarily resulted from the transition of the Parc Communities in July 2017 from being leased to a third-party operator under a triple-net lease arrangement to being managed pursuant to a third-party management contract under a RIDEA structure (“Parc Communities Leased to Managed Transition”).  This decrease was partially offset by: (1) the completion of Welbrook Transitional Care Grand Junction development and the commencement of the related lease in March 2017; and (2) the completion of Wellmore of Lexington development and the commencement of the related lease in July 2017.

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

Property Operating Expenses. Property operating expenses were approximately $181.3 million for the year ended December 31, 2018 as compared to approximately $164.9 million for the year ended December 31, 2017.  The increase in property operating expenses was primarily a result of: (1) the Parc Communities Leased to Managed Transition; (2) year-over-year growth in occupancy rates within our seniors housing properties; and (3) the continued lease-up of additional seniors housing units at two development properties and two expansion projects that were completed in 2017.

General and Administrative. General and administrative expenses for the year ended December 31, 2018 were approximately $12.8 million as compared to approximately $11.9 million for the year ended December 31, 2017.  General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.  The increase in general and administrative expenses was primarily attributable to additional expenses related to the evaluation of Possible Strategic Alternatives discussed above under “Possible Strategic Alternatives.”

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

Impairment Provision. As described under “Possible Strategic Alternatives,” during the year ended December 31, 2018 we committed to a plan to sell Welbrook Senior Living Grand Junction.  In connection therewith, we recorded an impairment provision of approximately $7.9 million to write-off the associated assets in excess of our estimated net sales proceeds, as it was determined that the carrying value of this property would not be recoverable.  There were no impairments during the year ended December 31, 2017.

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

Loss from Discontinued Operations.  As discussed above under “Possible Strategic Alternatives,” we classified the revenues and expenses related to our MOB/Healthcare Portfolio as discontinued operations as our board of directors committed to a plan to sell the MOB/Healthcare Portfolio, and we believed the sale of these properties would cause a strategic shift in our operations.  Loss from discontinued operations was approximately $4.4 million and $7.8 million for the years ended December 31, 2018 and 2017, respectively.  The decrease in loss from discontinued operations across periods was primarily the result of the following:

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

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents NOI from a property that was sold in May 2018 and a property that was sold in December 2019, as we did not own those properties during the entirety of all periods presented. The chart below presents a reconciliation of our net income (loss) to NOI for the years ended December 31, 2019 and 2018 (in thousands) and the amount invested in properties as of December 31, 2019 and 2018 (in millions), excluding properties classified as discontinued operations:

	Years Ended December 31,		Change
	2019	2018	$	%
Net income (loss)	$351,796	$(25,151)
Adjusted to exclude:
General and administrative expenses	13,158	12,839
Asset management fees	18,298	18,389
Financing coordination fees	1,878	—
Depreciation and amortization	49,823	54,130
Impairment provision	—	7,922
Gain on sale of real estate	(432)	(1,049)
Other expenses, net of other income	37,143	41,100
Income tax expense	2,189	3,631
(Income) loss from discontinued operations	(353,337)	4,409
NOI	120,516	116,220	$4,296	3.7%
Less: Non-same-store loss (NOI)	379	(1,658)
Same-store NOI	$120,895	$114,562	$6,333	5.5%
Invested in operating properties, end of period (in millions)	$1,583	$1,804

Overall, our same-store NOI for the year ended December 31, 2019 increased by approximately $6.3 million as compared to the same period in the prior year.  The increase in our same store NOI, which excludes non-same-store NOI related to the sale of our Physicians Regional property in May 2018 and our Grand Junction property in December 2019, is primarily attributable to (1) the continued lease-up of additional seniors housing units at our completed developments and expansion projects, most notably, at our Raider Ranch and Tranquility at Fredericktowne properties; and (2) a decrease in property management fees paid to the Property Manager, an affiliate of our Advisor, as a result of the property management agreement not being renewed and expiring in June 2018.  In addition, the aforementioned increases in our same-store NOI were partially offset by a reduction in NOI at our Welbrook Senior Living Grand Junction property, as described in “Results of Operations.”

The chart below presents a reconciliation of our net income (loss) to NOI for the years ended December 31, 2018 and 2017 (in thousands), and the amount invested in properties as of December 31, 2018 and 2017 (in millions), excluding the 63 properties classified as discontinued operations:

	Years Ended December 31,		Change
	2018	2017	$	%
Net loss	$(25,151)	$(26,312)
Adjusted to exclude:
General and administrative expenses	12,839	11,924
Asset management fees	18,389	17,600
Financing coordination fees	—	2,748
Depreciation and amortization	54,130	64,377
Impairment provision	7,922	—
Gain on sale of real estate	(1,049)	—
Other expenses, net of other income	41,100	35,568
Income tax expense (benefit)	3,631	(8,438)
Loss from discontinued operations	4,409	7,773
NOI	116,220	105,240	$10,980	10.4%
Less: Non-same-store NOI	(6,046)	(1,697)
Same-store NOI	$110,174	$103,543	$6,631	6.4%
Invested in operating properties, end of period (in millions)	$1,804	$1,809

Overall, our NOI for the year ended December 31, 2018 increased by approximately $11.0 million as compared to the same period in the prior year,  primarily due to the continued lease-up of additional seniors housing units as well as year-over-year revenue and occupancy growth within our seniors housing properties. Our non-same-store NOI of approximately $6.0 million for the year ended December 31, 2018 primarily related to the completion of four development properties and two expansion projects after January 1, 2017.  Our same-store NOI for the year ended December 31, 2018 increased by approximately $6.6 million, or 6.4%, as compared to the same period in the prior year.  The increase in same-store NOI is primarily attributable to the continued lease-up of additional seniors housing units at two development properties and one expansion project that were completed in 2016 as well as year-over-year revenue and occupancy growth within our seniors housing properties.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Net income (loss) attributable to common stockholders	$351,496	$(25,072)	$(25,962)
Adjustments:
Depreciation and amortization:
Continuing operations	49,823	54,130	64,377
Discontinued operations	―	31,961	43,567
Impairment provision:
Continuing operations	―	7,922	―
Discontinued operations	67	4,392	―
Gain on sale of real estate:
Continuing operations	(432)	(1,049)	―
Discontinued operations	(336,074)	―	―
FFO adjustments attributable to noncontrolling interests:
Continuing operations	(192)	(191)	(190)
Discontinued operations	261	(36)	(54)
FFO adjustments from unconsolidated entities: (1)	112	405	509
FFO attributable to common stockholders	65,061	72,462	82,247
Straight-line rent adjustments: (2)
Continuing operations	733	(2,219)	(2,521)
Discontinued operations	(1,242)	89	1,542
Amortization of above and below market intangibles: (3)
Continuing operations	(42)	(41)	(38)
Discontinued operations	―	431	658
Unrealized gain from mark-to-market adjustments on swaps: (4)
Continuing operations	―	―	(2)
Discontinued operations	―	(26)	(41)
Loss on extinguishment of debt: (5)
Continuing operations	1,163	96	10
Discontinued operations	3,339	―	229
Realized loss on extinguishment of hedges or other derivatives: (6)
Continuing operations	198	―	30
Discontinued operations	(441)	269	288
Contingent purchase price consideration adjustment: (7)
Continuing operations	―	―	―
Discontinued operations	―	―	47
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	―	4	―
Discontinued operations	(9)	(3)	(3)
MFFO attributable to common stockholders	$68,760	$71,062	$82,446
Weighted average number of shares of common stock outstanding (basic and diluted)	173,963	174,247	175,151
Net income (loss) per share (basic and diluted)	$2.02	$(0.14)	$(0.15)
FFO per share (basic and diluted)	$0.37	$0.42	$0.47
MFFO per share (basic and diluted)	$0.40	$0.41	$0.47

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

Contractual Obligations

The following table presents our contractual obligations by payment periods as of December 31, 2019, including liabilities associated with assets held for sale (in thousands):

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter	Total
Mortgages and other notes payable (principal and interest)	$54,944	$311,636	$45,910	$—	$412,490
Credit facilities (principal and interest)	10,124	20,249	317,858	―	348,231
	$65,068	$331,885	$363,768	$—	$760,721

Off-Balance Sheet Arrangements

As of December 31, 2018, our Windsor Manor joint venture had approximately $19.5 million of outstanding debt under the loan agreement, which was scheduled to mature in June 2019, related to five senior housing communities in Iowa.  In February 2019, our Windsor Manor joint venture refinanced the then-current outstanding debt of approximately $19.7 million.  In addition, in connection with the refinancing, our Windsor Manor joint venture received aggregate proceeds of $20.1 million, of which approximately $0.3 million were used to pay loan costs associated with the refinancing.  The refinanced loan has an initial five year term with monthly principal and interest payments based upon a 25-year amortization and a variable interest rate equal to LIBOR plus 2.5%.  Refer to Item 2.  “Properties” for additional information related to the five seniors housing communities owned through our Windsor Manor joint venture.

Related-Party Transactions

Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, acquisitions, dispositions and operating activities.  To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (“Expense Year”), commencing with the Expense Year ending June 30, 2013, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the Expense Year ended December 31, 2019, the Company did not incur operating expenses in excess of the limitation.

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

Revenue Recognition. Rental income and related revenues includes rental income that is recorded on the straight-line basis over the terms of the leases for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term.  We record the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to deferred rent and lease incentives in the accompanying consolidated balance sheets.  Rental income and related revenues also includes tenant reimbursements that represent amounts tenants are required to reimburse us for expenses incurred on behalf of the tenants, in accordance with the terms of the leases and are recognized in the period in which the related reimbursable expenses are incurred, such as real estate taxes, common area maintenance, and similar items.

Some of our leases require the tenants to pay certain additional contractual amounts that we set aside for replacements of fixed assets and other improvements to the properties.  These amounts are and will remain our property during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income and related revenues in the accompanying consolidated statement of operations.  Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved.

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

The following is a schedule as of December 31, 2019, of our fixed and variable rate debt maturities for each of the next five years and thereafter (principal maturities only), including liabilities associated with assets held for sale (in thousands):

	Expected Maturities
	2020	2021			2022			2023	2024	Thereafter			Total	Fair Value(1)
											=
Fixed rate debt	$31,360		$11,311			$282,220		$23,417	$20,666	$	―		$368,974	$373,000
Weighted average interest rate on fixed rate debt	3.98%		4.29%			4.27%		4.65%	3.25%		―	%	4.21%
Variable rate debt	$8,282	$	―		$	―		$40,000	$265,000	$	―		$313,282	$313,000
Average interest rate on variable rate debt	LIBOR +1.98%		―	%		―	%	LIBOR +1.95%	LIBOR +1.95%		―	%	LIBOR + 1.95%

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2019. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2019 compared to LIBOR rates as of December 31, 2019 would result in an annualized fluctuation of interest expense on our variable rate debt of approximately $3.1 million for the year ending December 31, 2019.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of December 31, 2019, the Company’s debt is comprised of approximately 54.1% in fixed rate debt, approximately 41.2% in variable rate debt with current interest rate protection and approximately 4.7% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our construction loan and the 2019 Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CNL Healthcare Properties, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNL Healthcare Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

March 26, 2020

We have served as the Company's auditor since 2010.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
ASSETS	2019	2018
Real estate investment properties, net (including VIEs $45,329 and $146,341, respectively)	$1,412,595	$1,455,149
Assets held for sale, net (including VIEs $0 and $39,601, respectively)	111,894	1,147,645
Cash (including VIEs $1,024 and $342, respectively)	42,350	57,109
Other assets (including VIEs $577 and $678, respectively)	27,049	23,488
Deferred rent and lease incentives (including VIEs $0 and $7,160, respectively)	15,331	14,763
Restricted cash (including VIEs $76 and $208, respectively)	5,997	6,119
Intangibles, net	1,220	1,614
Total assets	$1,616,436	$2,705,887

LIABILITIES AND EQUITY

Liabilities:
Mortgages and other notes payable, net (including VIEs $29,148 and $102,578, respectively)	$375,928	$530,644
Credit facilities	302,950	425,613
Liabilities associated with assets held for sale (including VIEs $0 and $30,695, respectively)	1,113	774,019
Accounts payable and accrued liabilities (including VIEs $1,286 and $784, respectively)	24,530	21,882
Other liabilities (including VIEs $219 and $1,321, respectively)	8,609	8,548
Due to related parties	2,275	3,255
Total liabilities	715,405	1,763,961

Commitments and contingencies (Note 15)

Redeemable noncontrolling interest	558	579

Stockholders' equity:
Preferred stock, $0.01 par value per share,
200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share,
300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized,
186,626 and 186,626 shares issued, and 173,960 and 173,963 shares outstanding, respectively	1,740	1,740
Capital in excess of par value	1,516,926	1,516,543
Accumulated income (loss)	120,831	(233,847)
Accumulated distributions	(740,239)	(345,347)
Accumulated other comprehensive (loss) income	(36)	1,177
Total stockholders' equity	899,222	940,266
Noncontrolling interest	1,251	1,081
Total equity	901,031	941,926
Total liabilities and equity	$1,616,436	$2,705,887

The abbreviation VIEs above means variable interest entities.

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Rental income and related revenues	$33,547	$34,971	$35,807
Resident fees and services	288,344	276,623	248,900
Total revenues	321,891	311,594	284,707
Operating expenses:
Property operating expenses	188,535	181,299	164,866
General and administrative	13,158	12,839	11,924
Asset management fees	18,298	18,389	17,600
Property management fees	12,840	14,075	14,601
Financing coordination fees	1,878	―	2,748
Depreciation and amortization	49,823	54,130	64,377
Impairment provision	―	7,922	―
Total operating expenses	284,532	288,654	276,116
Gain on sale of real estate	432	1,049	―
Operating income	37,791	23,989	8,591
Other income (expense):
Interest and other income	1,531	335	133
Interest expense and loan cost amortization	(39,405)	(41,924)	(36,104)
Equity in earnings of unconsolidated entity	731	489	403
Total other expense	(37,143)	(41,100)	(35,568)
Income (loss) before income tax	648	(17,111)	(26,977)
Income tax (expense) benefit	(2,189)	(3,631)	8,438
Loss from continuing operations	(1,541)	(20,742)	(18,539)
Income (loss) from discontinued operations	353,337	(4,409)	(7,773)
Net income (loss)	351,796	(25,151)	(26,312)
Less: Amounts attributable to noncontrolling interest
Net income (loss) from continuing operations	35	(85)	(341)
Net income (loss) from discontinued operations	265	6	(9)
Net income (loss) attributable to common stockholders	$351,496	$(25,072)	$(25,962)
Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.01)	$(0.12)	$(0.11)
Discontinued operations	$2.03	$(0.03)	$(0.04)
Weighted average number of shares of
common stock outstanding (basic and diluted)	173,963	174,247	175,151

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$351,796	$(25,151)	$(26,312)
Other comprehensive income (loss):
Unrealized (loss) gain on derivative financial instruments, net	(980)	1,909	6,586
Reclassification of interest rate swaps upon derecognition	(509)	253	318
Reclassification of interest rate caps upon derecognition	265	—	(26)
Unrealized loss on derivative financial instruments of equity method investments	11	―	—
Total other comprehensive (loss) income	(1,213)	2,162	6,878
Comprehensive income (loss)	350,583	(22,989)	(19,434)
Less: Comprehensive income (loss) attributable to noncontrolling interest	300	(79)	(350)
Comprehensive income (loss) attributable to common stockholders	$350,283	$(22,910)	$(19,084)

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	(Loss) Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2016	$472	175,070	$1,751	$1,528,435	$(182,813)	$(186,551)	$(7,863)	$1,152,959	$1,386	$1,154,817
Subscriptions received for common stock
through reinvestment plan	―	4,304	43	43,177	―	―	―	43,220	―	43,220
Redemptions of common stock	―	(4,740)	(47)	(47,285)	―	―	―	(47,332)	―	(47,332)
Net loss	(97)	―	―	―	(25,962)	―	―	(25,962)	(253)	(26,312)
Other comprehensive income	―	―	―	―	―	―	6,878	6,878	―	6,878
Distribution to noncontrolling interest	―	―	―	―	―	―	―	―	(34)	(34)
Distributions to holders of promoted interest	―	―	―	(955)	―	―	―	(955)	―	(955)
Cash distributions declared ($0.44440 per share)	―	―	―	―	―	(77,732)	―	(77,732)	―	(77,732)
Contribution from noncontrolling interests	50	―	―	―	―		―	―	60	110
Balance at December 31, 2017	$425	174,634	$1,747	$1,523,372	$(208,775)	$(264,283)	$(985)	$1,051,076	$1,159	$1,052,660
Subscriptions received for common stock
through reinvestment plan	―	2,133	21	21,992	―	―	―	22,013	―	22,013
Redemptions of common stock	―	(2,804)	(28)	(28,415)	―	―	―	(28,443)	―	(28,443)
Net loss	(16)	―	―	―	(25,072)	―	―	(25,072)	(63)	(25,151)
Other comprehensive income	―	―	―	―	―	―	2,162	2,162	―	2,162
Distribution to noncontrolling interest	(15)	―	―	―	―	―	―	―	(15)	(30)
Distributions to holders of promoted interest	―	―	―	(406)	―	―	―	(406)	―	(406)
Cash distributions declared ($0.46556 per share)	―	―	―	―	―	(81,064)	―	(81,064)	―	(81,064)
Contribution from noncontrolling interests	185	―	―	―	―		―	―	―	185
Balance at December 31, 2018	$579	173,963	$1,740	$1,516,543	$(233,847)	$(345,347)	$1,177	$940,266	$1,081	$941,926
Adoption of Lease ASU (refer to Note 2)	―	―	―	―	3,182	―	―	3,182	―	3,182
Redemptions of common stock	―	(3)	―	(23)	―	―	―	(23)	―	(23)
Net income	25	―	―	―	351,496	―	―	351,496	275	351,796
Other comprehensive loss	―	―	―	―	―	―	(1,213)	(1,213)	―	(1,213)
Distribution to noncontrolling interest	(46)	―	―	―	―	―	―	―	(636)	(682)
Distributions to holders of promoted interest	―	―	―	406	―	―	―	406	―	406
Cash distributions declared ($2.26999 per share)	―	―	―	―	―	(394,892)	―	(394,892)	―	(394,892)
Contribution from noncontrolling interests	―	―	―	―	―	―	―	―	531	531
Balance at December 31, 2019	$558	173,960	$1,740	$1,516,926	$120,831	$(740,239)	$(36)	$899,222	$1,251	$901,031

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net income (loss)	$351,796	$(25,151)	$(26,312)
Net income (loss) from discontinued operations	353,337	(4,409)	(7,773)
Net loss from continuing operations	(1,541)	(20,742)	(18,539)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,823	54,130	64,377
Amortization of loan costs	2,509	2,284	2,261
Amortization of above and below market intangibles	(42)	(41)	(38)
Straight-line rent adjustments	733	(2,219)	(2,521)
Deferred income tax benefit	1,682	3,267	(9,131)
Loss on extinguishment of debt	804	96	10
Impairment provision	—	7,922	―
Gain on sale of real estate	(432)	(1,049)	―
Other non-cash operating activities	2,189	725	(751)
Changes in operating assets and liabilities:
Other assets	(6,788)	(1,392)	(1,006)
Deferred rent and lease incentives	—	(12)	(2,960)
Accounts payable and accrued liabilities	2,484	(3,992)	6,714
Other liabilities	(350)	399	2,275
Due to related parties	(977)	(688)	476
Net cash flows provided by operating activities - continuing operations	50,094	38,688	41,167
Gain on sale of real estate	(336,074)	―	―
Depreciation and amortization	―	31,962	43,567
Straight-line rent adjustments	(1,242)	89	1,542
Loss on extinguishment of debt	2,547	―	229
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(6,551)	598	1,001
Other liabilities	(3,811)	(107)	(3,109)
Other operating activities	1,650	439	(1,378)
Net cash flows provided by operating activities - discontinued operations	9,856	28,572	34,079
Net cash flows provided by operating activities	59,950	67,260	75,246

Investing activities:
Acquisition of properties	—	―	(1,056)
Development of properties	—	(1,658)	(47,887)
Proceeds from sale of real estate	5,989	5,761	―
Capital expenditures	(6,336)	(9,789)	(8,516)
Other investing activities	1,676	173	(1,264)
Net cash provided by (used in) investing activities - continuing operations	1,329	(5,513)	(58,723)
Proceeds from sale of real estate	1,354,461	―	―
Capital expenditures	(1,539)	(2,789)	(5,127)
Development properties	―	(3,487)	―
Other investing activities	(723)	(2,593)	(695)
Net cash provided by (used in) investing activities - discontinued operations	1,352,199	(8,869)	(5,822)
Net cash provided by (used in) investing activities	1,353,528	(14,382)	(64,545)

Financing activities:
Distributions to stockholders, net of distribution reinvestments	(394,892)	(59,051)	(34,512)
Redemptions of common stock	(23)	(40,153)	(46,019)
Distribution to holder of promoted interest	—	(955)	(2,000)
Draws under credit facilities	95,000	102,000	52,000
Repayments on credit facilities	(464,125)	(59,875)	(64,863)
Proceeds from mortgage and other notes payable	21,452	65,878	166,306
Principal payments on mortgage and other notes payable	(680,864)	(67,979)	(71,543)
Contingent purchase price consideration payments	—	—	(3,645)
Payment of loan costs	(6,413)	(1,590)	(2,988)
Other financing activities	(577)	(343)	16
Net cash flows used in financing activities	$(1,430,442)	$(62,068)	$(7,248)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net (decrease) increase in cash and restricted cash	$(16,964)	$(9,190)	$3,453
Cash and restricted cash at beginning of period, including assets held for sale	65,501	74,691	71,238
Cash and restricted cash at end of period, including assets held for sale	$48,537	$65,501	$74,691

Supplemental disclosure of cash flow information (continuing operations):
Cash paid for interest, net of capitalized interest of approximately $0.0 million, $0.0 million and $1.9 million, respectively	$38,961	$38,734	$33,283
Cash paid for income taxes	$628	$796	$688

Supplemental disclosure of non-cash investing and financing activities:
	Amounts incurred but not paid (including amounts due to related parties):
Accrued development costs	$291	$291	$450
Redemptions payable	$—	$—	$11,711
Distribution to holder of promoted interest	$—	$406	$955

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

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

The Company is externally managed and advised by the Advisor.  The Company’s properties were also managed by the Property Manager through June 28, 2018 as the property management agreement with the Property Manager was not renewed.  Subsequently, the responsibilities previously undertaken by the Property Manager have been performed by the Advisor.  Both the Advisor and Property Manager are affiliates of the Sponsor.  The Advisor is responsible for managing the Company’s day-to-day operations, serving as a consultant in connection with policy decisions to be made by the board of directors, and for identifying, recommending and executing acquisitions (through the completion of the Company’s acquisition phase in 2016) and dispositions on the Company’s behalf pursuant to an advisory agreement among the Company, the Operating Partnership and the Advisor.  Substantially all of the Company’s acquisition services were, and substantially all of the Company’s operating, administrative and certain property management services are provided by affiliates of the Advisor.  In addition, third-party sub-property managers have been engaged to provide certain property management services.

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

The Company substantially completed its acquisition stage in 2016.  In 2017, the Company began evaluating Possible Strategic Alternatives to provide liquidity to its stockholders.  In April 2018, the Company’s board of directors formed a Special Committee to consider Possible Strategic Alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third-party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company. During 2018, the Special Committee engaged HFF Securities L.P. (through June 2019) and KeyBanc Capital Markets Inc. to act as financial advisors to the aforementioned Special Committee.  As of December 2018, as part of executing on Possible Strategic Alternatives, the Company had committed to a plan to sell a total of 70 properties including the MOB/Healthcare Portfolio (consisting of 63 MOBs, post-acute care facilities and acute care hospitals across the US), Welbrook Senior Living Grand Junction (a skilled nursing facility in Colorado) and the Perennial Communities (six skilled nursing facilities in Arkansas).  During the year ended December 31, 2019, the Company sold 61 of the properties.  As of December 31, 2019 the Company had nine remaining properties classified as held for sale, seven of which were under contract to sell and were ultimately sold in February and March 2020.  Refer to Note 6. “Assets and Associated Liabilities Held for Sale and Discontinued Operations” and Note 18. “Subsequent Events” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

1.	Organization (continued)

As of December 31, 2019, the Company’s healthcare investment portfolio was geographically diversified with properties in 27 states.  As of December 31, 2019, the Company’s healthcare investment portfolio, including the nine properties classified as held for sale, consisted of interests in 81 properties, including 72 seniors housing properties, seven post-acute care facilities and two acute care hospitals.  The Company has primarily leased its seniors housing properties to wholly owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs).  In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.  The Company has and continues to invest in properties that have not reached full stabilization.

During February and March 2020, the Company sold seven of the nine remaining properties that had been classified as held for sale as of December 31, 2019. Refer to Note 18. “Subsequent Events” for additional information.

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

YEAR ENDED DECEMBER 31, 2019

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

Impairment of Real Estate Assets — Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired.  To assess if an asset group is potentially impaired, management compares the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the asset group over its remaining useful life to the net carrying value of the asset group.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset group to the estimated fair value.

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

YEAR ENDED DECEMBER 31, 2019

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

Capitalized Interest — Interest and loan cost amortization attributable to funds used to finance real estate under development is capitalized as additional costs of development. The Company capitalizes interest at the weighted average interest rate of the Company’s outstanding indebtedness and based on its weighted average expenditures for the period. Capitalization of interest on a specific project ceases when the project is substantially complete and ready for occupancy.  During the years ended December 31, 2019, 2018 and 2017, the Company incurred interest expense and loan cost amortization of approximately $54.3 million, $75.0 million and $68.3 million, respectively, of which approximately $0.03 million, $0.06 million and $2.1 million, respectively, was capitalized according to this policy.

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less.  As of December 31, 2019, certain of the Company’s cash deposits exceeded federally insured amounts.  However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal.  The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash — Certain amounts of cash are escrowed to fund capital expenditures, property taxes and/or insurance as required by loan or lease terms, and certain security deposits represent restricted use funds.

Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest method.  As of December 31, 2019 and 2018, the accumulated amortization of loan costs was approximately $8.1 million and $13.1 million, respectively.

Deferred Lease-Related Costs — The Company deferred lease-related costs that it incurred to obtain new or extend existing leases. The Company amortized these costs using the straight-line method of accounting over the shorter of the respective lease term or estimated useful life.  If a lease was terminated or modified prior to its scheduled expiration, the Company recognized a loss on lease termination related to the unamortized deferred lease-related costs not deemed to be recoverable.

Revenue Recognition — Rental income and related revenues includes rental income that is recorded on the straight-line basis over the terms of the leases for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term.  The Company records the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to deferred rent and lease incentives in the accompanying consolidated balance sheets.  Rental income and related revenues also includes amounts for which tenants are required to reimburse the Company related to expenses incurred on behalf of the tenants, in accordance with the terms of the leases.  Tenant reimbursements are recognized in the period in which the related reimbursable expenses are incurred, such as real estate taxes, common area maintenance, and similar items.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

2.	Summary of Significant Accounting Policies (continued)

Some of the Company’s leases require the tenants to pay certain additional contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties.  These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time such amounts are earned and are included in rental income and related revenues in the accompanying consolidated statement of operations.  Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved.

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

Reclassifications — Certain amounts in the prior years’ consolidated balance sheet, statements of operations and statements of cash flows have been reclassified to conform to the current year’s presentation, primarily related to classification of certain properties as held for sale and/or discontinued operations, with no effect on the other previously reported consolidated financial statements.  In addition, certain amounts in the statements of operations have been reclassified to change the presentation of Company’s gain on sale of real estate and include it as a component of operating income in accordance with ASC 360-10-45-5 as a result of the SEC’s elimination of Rule 3-15(a) of Regulation S-X.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

2.	Summary of Significant Accounting Policies (continued)

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

Share-Based Payments to Non-Employees — In connection with the expense support agreement described in Note 11. “Related Party Arrangements,” the Company may issue Restricted Stock to the Advisor on an annual basis in exchange for providing expense support in the event that cash distributions declared exceed MFFO as defined by the expense support agreement.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

2.	Summary of Significant Accounting Policies (continued)

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

YEAR ENDED DECEMBER 31, 2019

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

Investment in Unconsolidated Entity — The Company accounts for its investment in an unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not maintain a controlling financial interest over these entities. The investment is recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entity.  Based on the joint venture’s structure and any preference the Company receives on distributions and liquidation, the Company records its equity in earnings (loss) of the unconsolidated entity under the hypothetical liquidation at book value (“HLBV”) method of accounting.  Under this method, the Company recognizes income or loss in each period as if the net book value of the assets in the venture were hypothetically liquidated at the end of each reporting period pursuant to the provisions of the joint venture agreement.  In any given period, the Company could be recording more or less equity in earnings (loss) than actual cash distributions received or an investment balance that is more or less than what the Company may receive in the event of an actual liquidation.  The Company determines whether distributions are classified as returns on investment or returns of investment based on the nature of the distribution.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

2.	Summary of Significant Accounting Policies (continued)

Adopted Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The ASU also requires qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which includes a practical expedient for lessors that allows them to elect to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure if certain criteria are met.  The Company elected the practical expedient and applied the guidance to all of the leases that qualified under the established criteria.  In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which addressed challenges encountered in determining certain lessor costs paid by the lessee directly to third parties by allowing lessors to exclude these costs from its variable lease payments.  This amendment did not have a material impact on the Company’s financial statements and related disclosures as it conformed ASC 842 to the Company’s historical accounting under ASC 840.  All of the ASC 842 ASU’s are effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company adopted these ASU’s on January 1, 2019 using a modified retrospective approach, which impacted the Company’s consolidated financial statements and related financial statement disclosures; specifically, the Company’s consolidated financial position as it relates to the required presentation for arrangements such as ground or other leases in which the Company is the lessee.  However, the adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or cash flows.

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

Recent Accounting Pronouncements — In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326),” which requires a new forward-looking expected loss model to be used for receivables, held-to-maturity debt, loans and other financial instruments.  Previously, when credit losses were measured under current GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss.  The amendments eliminate the probable initial threshold for recognition of credit losses in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019.  The Company has determined it will adopt this ASU on January 1, 2020, the adoption of which is not expected to have a material impact on the Company’s consolidated results of operations or cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

3.	Revenue

The following tables represent the disaggregated revenue for resident fees and services during the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	Number of Units			Revenue (in millions)			Percentage of Revenues
Resident fees and services:	2019	2018	2017	2019	2018	2017	2019	2018	2017
Independent living	2,261	2,261	2,261	$74.3	$71.7	$59.5	25.8%	25.9%	23.9%
Assisted living	2,966	2,966	2,966	140.5	137.6	128.8	48.7%	49.7%	51.7%
Memory care	853	853	853	59.4	54.4	48.9	20.6%	19.7%	19.6%
Other revenues	―	―	—	14.1	12.9	11.7	4.9%	4.7%	4.8%
	6,080	6,080	6,080	$288.3	$276.6	$248.9	100.0%	100.0%	100.0%

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2019 and 2018 are as follows, excluding assets held for sale (in thousands):

	As of December 31,
	2019	2018
Land and land improvements	$130,371	$130,133
Building and building improvements	1,478,111	1,475,789
Furniture, fixtures and equipment	85,977	81,666
Less: accumulated depreciation	(281,864)	(232,439)
Real estate investment properties, net	$1,412,595	$1,455,149

Depreciation expense on the Company’s real estate investment properties, net was approximately $49.4 million, $51.6 million and $52.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.  These amounts include depreciation through the determination date on assets held for sale.  As described in Note 1. “Organization,” during the year ended December 31, 2018, the Company committed to a plan to sell 70 properties, including the Welbrook Senior Living Grand Junction property.  Management of the Company determined that the sale of the Welbrook Senior Living Grand Junction property would not cause a strategic shift in the Company’s operations and that the sale of the property was not considered individually significant; therefore, this property did not qualify as discontinued operations. In connection with classifying this property as held for sale, the Company recorded an impairment provision of $7.9 million to write-off the associated assets in excess of the estimated net sales proceeds, as it was determined that the carrying value of this property would not be recoverable. The Level 3 unobservable inputs used in determining the estimated net sales proceeds included, but were not limited to, comparable sales transactions and other information from brokers and potential buyers, as applicable.  There were no impairments from continuing operations during the years ended December 31, 2019 and 2017.  The Company sold the Welbrook Senior Living Grand Junction property during 2019.  Refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2019 and 2018 are as follows (in thousands):

	As of December 31,
	2019	2018
In-place lease intangibles	$83,113	$83,113
Less: accumulated depreciation	(81,893)	(81,499)
Intangible assets, net	$1,220	$1,614

For the years ended December 31, 2019, 2018 and 2017, amortization on the Company’s intangible assets was approximately $0.4 million, $2.5 million and $12.4 million, respectively, all of which were included in depreciation and amortization.

The weighted average remaining useful life of the Company’s intangibles as of December 31, 2019 is 3.1 years.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter, in the aggregate, as of December 31, 2019 is as follows (in thousands):

2020	$394
2021	394
2022	253
2023	74
2024	74
Thereafter	31
$1,220

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations

As part of executing on Possible Strategic Alternatives as described in Note 1. “Organization”, as of December 31, 2018, the Company had committed to a plan to sell a total of 70 properties, including: (1) the Perennial Communities (six skilled nursing facilities located in Arkansas); (2) the Grand Junction skilled nursing facility located in Colorado; and (3) the MOB/Healthcare Portfolio (consisting of 53 MOBs, five post-acute care facilities and five acute care hospitals), and classified the 70 properties as held for sale.  The Company believed the sale of the MOB/Healthcare Portfolio represented a strategic shift in the Company’s operations and, therefore, classified the operations of those 63 properties as discontinued operations.  The sale of the other seven properties would not cause a strategic shift in the Company’s operations, and were not considered individually significant; therefore, those properties did not qualify as discontinued operations.

In April 2019, the Company completed the sale of four post-acute care properties (“IRF Sale”) which were part of the MOB/Healthcare Portfolio to an unrelated third party and in May 2019, the Company sold 55 medical office buildings and related properties (“MOB Sale”), which were part of the MOB/Healthcare Portfolio, to a subsidiary of Welltower Inc. and received approximately $1,321.2 million in net sales proceeds and used the net sales proceeds to: (1) repay indebtedness collateralized by or allocated to the 59 properties comprising the MOB Sale; (2) strategically rebalance other corporate borrowings (3) make a special cash distribution to our stockholders and (4) for other corporate purposes.  During the last half of 2019, the Company sold one acute care hospital from the MOB/Healthcare Portfolio plus the Welbrook Senior Living Grand Junction property to unrelated third parties and received net sales proceeds of  $39.0 million.   The Company recorded aggregate gains on sale for financial reporting purposes of approximately $336.5 million related to the sale of the 61 properties (which included 60 properties from the MOB/Healthcare Portfolio).  As of December 31, 2019, the Company had nine properties classified as held for sale.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

6.	Assets and Associated Liabilities Held for Sale and Discontinued Operations (continued)

In December 2019, the Company entered into the Perennial Communities Sale Agreement for the sale of the six skilled nursing facilities in Arkansas with an unrelated third party for a gross sales price of $55.0 million, subject to certain pro-rations and other adjustments, as described in the Perennial Communities Sale Agreement.  The anticipated net sales proceeds from the sale of the Perennial Communities is expected to exceed the net carrying values of these properties.  In addition, in December 2019, the Company entered into the New Orleans Sale Agreement for the sale of its acute care hospital in New Orleans for a gross sales price of $28.65 million, subject to certain pro-rations and other adjustments as described in the New Orleans Sale Agreement.  The Company recorded an impairment provision of $0.1 million related to the property in New Orleans to write-off the associated assets in excess of the estimated net sales proceeds, as it was determined that the carrying value of this property would not be recoverable.  The Company sold the property related to the New Orleans Sale Agreement and the six properties related to the Perennial Communities Sale Agreement in February and March 2020, respectively. See Note 18 “Subsequent Events” for additional information.

As of December 31, 2019, the nine properties classified as assets held for sale and liabilities associated with those assets held for sale consisted of the following (in thousands):

	As of December 31, 2019
	MOB/Healthcare Portfolio	Other	Total
Real estate held for sale, net	$48,366	$46,908	$95,274
Intangibles, net	6,252	800	7,052
Deferred rent and lease incentives	3,158	4,952	8,110
Other assets	1,200	68	1,268
Restricted cash	118	72	190
Assets held for sale, net	$59,094	$52,800	$111,894

Accounts payable and accrued liabilities	$34	$3	$37
Other liabilities	392	684	1,076
Liabilities associated with assets held for sale	$426	$687	$1,113

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

YEAR ENDED DECEMBER 31, 2019

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations (continued)

The Company classified the revenues and expenses related to the Company’s MOB/Healthcare Portfolio, which consisted of 63 properties, as discontinued operations in the accompanying consolidated statements of operations, as management believed the sale of these properties represented a strategic shift in the Company’s operations.  The following table is a summary of income (loss) from discontinued operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenues:
Rental income and related revenues	$50,379	$114,719	$113,709

Operating expenses:
Property operating expenses	11,376	30,538	30,254
General and administrative	470	1,291	1,086
Asset management fees	4,984	11,984	12,042
Property management fees	1,257	3,679	4,249
Financing coordination fees	―	2,326	―
Contingent purchase price consideration adjustment	―	―	47
Impairment provision	67	4,392	―
Depreciation and amortization	―	31,961	43,567
Total operating expenses	18,154	86,171	91,245
Gain on sale of real estate	336,074	―	―
Operating income	368,299	28,548	22,464
Other income (expense):
Interest and other income (expense)	56	109	(73)
Interest expense and loan cost amortization	(14,831)	(33,060)	(30,089)
Total other income (expense)	(14,775)	(32,951)	(30,162)
Income (loss) before income taxes	353,524	(4,403)	(7,698)
Income tax expense	(187)	(6)	(75)
Income (loss) from discontinued operations	$353,337	$(4,409)	$(7,773)

7.	Operating Leases

As of December 31, 2019, excluding the nine remaining properties classified as held for sale, the Company owned 15 seniors housing properties that have been leased to tenants under triple-net operating leases.  Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses.  Each tenant is expected to pay real estate taxes directly to the taxing authorities and, therefore, such amounts are not included in the Company’s consolidated financial statements.  However, if the tenant does not pay the real estate taxes, the Company would be liable for such amounts.  As of December 31, 2019, the total annualized property tax assessed on these properties is approximately $3.2 million.

As of December 31, 2019, excluding the nine remaining properties classified as held for sale, the Company’s triple-net operating leases had a weighted average remaining lease term of 5.3 years based on annualized base rents expiring between 2022 and 2027, subject to the tenants’ options to extend the lease terms by an additional five years.  In addition, certain tenants hold options to extend the lease terms for multiple five year periods, which are generally subject to similar terms and conditions provided under the initial lease term, including rent increases. The Company’s lease term is determined based on the non-cancellable lease term unless economic incentives make it reasonably certain that an extension option will be exercised, in which case the Company includes the extended lease term.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

7.	Operating Leases (continued)

The following are future minimum lease payments to be received under non-cancellable operating leases for the five years and thereafter, in the aggregate, as of December 31, 2019, excluding the nine remaining properties classified as held for sale (in thousands):

2020	$28,526
2021	29,128
2022	21,542
2023	20,949
2024	21,457
Thereafter	29,602
$151,204

The above future minimum lease payments to be received exclude straight-line rent adjustments and base rent attributable to any renewal options exercised by the tenants in the future.  Several of our operating leases include options to extend the lease term. For purposes of determining the lease term, we exclude these extension periods unless it is reasonably certain at lease commencement that the extension options will be exercised.

8.	Variable Interest Entities

As of December 31, 2019 and 2018, the Company had two and eight subsidiaries, respectively, classified as VIEs. The change in the number of VIEs across periods resulted from three VIE properties being sold in connection with the MOB Sale as well as the repayment of three construction loans related to the Company’s completed developments.  The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of December 31, 2019 and December 31, 2018 are as follows (in thousands):

	As of December 31,
	2019	2018
Assets:
Real estate investment properties, net	$45,329	$146,341
Assets held for sale, net (1)	$—	$39,601
Cash	$1,024	$342
Other assets	$577	$678
Deferred rent and lease incentives	$—	$7,160
Restricted cash	$76	$208
Liabilities:
Mortgages and other notes payable, net	$29,148	$102,578
Liabilities associated with assets held for sale (1)	$—	$30,695
Accounts payable and accrued liabilities	$1,286	$784
Other liabilities	$219	$1,321

FOOTNOTE:

(1)	Refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $14.4 million as of December 31, 2019. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

8.	Variable Interest Entities (continued)

As of December 31, 2019, the Company had two subsidiaries which are classified as VIEs. These subsidiaries are joint ventures with completed real estate under development in which their equity interest consists of non-substantive protective voting rights.  Additionally, one of the subsidiaries has insufficient equity at risk due to the development nature of the joint venture. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these subsidiaries due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.

9.	Contingent Purchase Price Consideration

During the years ended December 31, 2019 and 2018, the Company did not have any adjustments or cash flows related to contingent purchase price consideration. The following tables provide a roll-forward of the fair value of the Company’s aggregate contingent purchase price consideration for the year ended December 31, 2017 :

	Year Ended December 31, 2017
Property	Beginning asset (liability) as of December 31, 2016	Contingent Consideration Payment (Receipt)	Change in Fair Value		Contingent Consideration in Connection with Acquisition		Ending asset (liability) as of December 31, 2017
Superior Residences of Panama City (1)	$(4,000)	$4,000	$	―	$	―	$	―
	$(4,000)	$4,000	$	―	$	―	$	―

FOOTNOTES:

(1)

In connection with the purchase of Superior Residences of Panama City, FL, the Company entered into an earn-out agreement with the seller whereby up to $4 million in additional consideration was owed in the event that certain performance targets were met during the immediate 36 months post-closing.  The Company paid the additional consideration and has no remaining obligations pursuant to the Panama City Earn-Out agreement.

Fair Value Measurements

The fair value of the contingent purchase price consideration was based on a then-current income approach that was primarily determined based on the present value and probability of future cash flows using internal underwriting models.  The income approach further included estimates of risk-adjusted rate of return and capitalization rates for the property.  Since this methodology included inputs that were less observable by the public and were not necessarily reflected in active markets, the measurements of the estimated fair value related to the Company’s contingent purchase price consideration were categorized as Level 3 on the three-level fair value hierarchy.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

10.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2019 and 2018, excluding indebtedness related to assets held for sale (in thousands):

	As of December 31,
	2019	2018
Mortgages payable and other notes payable:
Fixed rate debt	$368,974	$358,843
Variable rate debt (1) (2)	8,282	174,046
Mortgages and other notes payable (3)	377,256	532,889
Premium (4)	142	184
Loan costs, net	(1,470)	(2,429)
Total mortgages and other notes payable, net	375,928	530,644
Credit facilities:
2014 Revolving Credit Facility (1) (2) (5)	—	—
First Term Loan Facility (2)	—	151,616
Second Term Loan Facility (1) (2)	—	275,000
2019 Revolving Credit Facility (1) (5)	40,000	—
2019 Term Loan Facility (1)	265,000	—
Loan costs, net related to Term Loan Facilities	(2,050)	(1,003)
Total credit facilities, net	302,950	425,613
Total indebtedness, net	$678,878	$956,257

FOOTNOTES:

(1)

As of December 31, 2019 and 2018, the Company had entered into interest rate caps with notional amounts of approximately $281.0 million and $330.0 million, respectively. Refer to Note 12. “Derivative Financial Instruments” for additional information.

(2)

As of December 31, 2019, the Company did not have any interest rate swaps. As of December 31, 2018, the Company had entered into interest rate swaps with notional amounts of approximately $151.6 million. These interest rate swaps were settled in connection with the refinancing of the credit facilities in May 2019. Refer to Note 12. “Derivative Financial Instruments” for additional information.

(3)

As of December 31, 2019 and 2018, the Company’s mortgages and other notes payable are collateralized by 32 and 37 properties, respectively, with total carrying value of approximately $567.8 million and $769.0 million, respectively.

(4)	Premium is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(5)

As of December 31, 2019 and 2018, the Company had undrawn availability under the applicable revolving credit facility of approximately $181.7 million and $14.7 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan, which includes certain assets held for sale.

In May 2019, the Company completed the sale of the 55 properties (the “MOB Sale”) and used a portion of the net cash proceeds from the MOB Sale to repay the Company’s unsecured credit facilities which, including indebtedness allocated to certain of the 55 properties comprising the MOB Sale, resulted in total repayments on the Company’s unsecured credit facilities as follows: (1) approximately $229.1 million on the Company’s 2014 Revolving Credit Facility; (2) $175 million on the Company’s First Term Loan Facility; and (3) $275 million on the Company’s Second Term Loan Facility.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

10.	Indebtedness (continued)

Concurrently, in May 2019, the Company entered into new unsecured credit facilities, which include: (1) a $250 million senior unsecured revolving credit facility (“2019 Revolving Credit Facility”) and (2) a $265 million senior unsecured term loan facility (“2019 Term Loan Facility” and together with the 2019 Revolving Credit Facility, “2019 Credit Facilities”).  The 2019 Revolving Credit Facility has an initial four-year term through May 2023, plus one 12-month extension option, and the 2019 Term Loan Facility has an initial five-year term through May 2024.  The 2019 Credit Facilities bear interest based on 30-day LIBOR plus a spread that varies with the Company’s leverage ratio.  In connection with the refinancing of the 2014 Credit Facilities, the Company paid financing coordination fees to the Advisor of approximately $5.2 million; refer to Note 11. “Related Party Arrangements” for additional information.

During the year ended December 31, 2019, the Company repaid the outstanding construction loan related to Wellmore of Lexington of approximately $21.0 million prior to its September 2019 maturity. In addition, the Company repaid the outstanding mortgage or construction loans related to Waterstone at Augusta, Wellmore of Tega Cay, Dogwood Forest of Grayson and Palmilla Senior Living aggregating approximately $74.4 million. In connection therewith, the Company wrote-off approximately $0.2 million in unamortized loan costs and paid exit fees of approximately $0.4 million, which are included in interest expense and loan cost amortization in the accompanying consolidated statements of operations for the year ended December 31, 2019. These construction loans were scheduled to mature during 2020.

In November 2019, the Company refinanced the construction loan related to Watercrest at Katy of approximately $21.3 million which was scheduled to mature in December 2019. The new mortgage loan matures in November 2024 with an interest rate of 3.25% per annum.

The following is a schedule of future principal payments and maturity for the Company’s total indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2019 (in thousands):

2020	$39,642
2021	11,311
2022	282,220
2023	63,417
2024	285,666
Thereafter	—
$682,256

In February 2020, the Company repaid the outstanding mortgage loan related to the Primrose II communities that was scheduled to mature in June 2020 as described further in Note 18. “Subsequent Events”.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

10.	Indebtedness (continued)

The following table details the Company’s mortgages and other notes payable as of December 31, 2019 and 2018, excluding assets held for sale (in thousands):

	Interest Rate at December 31,			December 31,
Property and Loan Type	2019 (1)	Payment Terms	Maturity Date (2)	2019	2018
Primrose II Communities; Mortgage Loan	3.81% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	6/1/20	$20,533	$21,047
Pacific Northwest Communities; Mortgage Loans	4.30% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/22	196,598	202,978
Capital Health Communities; Mortgage Loans (3)	(3)	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/22	58,387	60,902
Primrose I Communities; Mortgage Loan (4)	4.11% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/1/22	47,557	48,753
Watercrest at Mansfield; Mortgage Loan (5)	4.68% per annum	Monthly principal and interest payments based on a total payment of $143,330	6/1/23	24,625	25,163
Watercrest at Katy; Mortgage Loan	3.25% per annum	Monthly interest only payments through November 2022; principal and interest payments thereafter based on a 25-year amortization schedule	11/15/24	21,274	―
		Total fixed rate debt		368,974	358,843

Shores of Lake Phalen; Secured Term Loan	30-day LIBOR plus 2.42% per annum	Monthly interest only payments through June 2019	6/30/19	—	16,859
Wellmore of Lexington; Construction Loan	30-day LIBOR plus 2.5% per annum	Monthly interest only payments through September 2019	9/13/19	—	35,421
Watercrest at Katy Construction Loan	30-day LIBOR plus 2.75% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	12/27/19	—	21,552
Wellmore of Tega Cay; Construction Loan	30-day LIBOR plus 2.65% per annum	Monthly interest only payments for the first 12 months; principal and interest payments thereafter based on a 30-year amortization schedule	3/1/20	—	27,715
Palmilla Senior Living; Mortgage Loan	30-day LIBOR plus 2.0% per annum	Monthly interest only payments through April 2017; principal and interest payments thereafter based on a 30-year amortization schedule	3/22/20	—	26,478
Waterstone on Augusta; Construction Loan	30-day LIBOR plus 3.0% per annum	Monthly interest only payments through September 2018; principal and interest payments thereafter based on a 30-year amortization schedule	9/1/20	—	18,830

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

10.	Indebtedness (continued)

	Interest Rate at December 31,			December 31,
Property and Loan Type	2019 (1)	Payment Terms	Maturity Date (2)	2019	2018
Fieldstone at Pear Orchard; Construction Loan	30-day LIBOR plus 2.9% per annum	Monthly interest only payments through September 2018; principal payments thereafter based on a 25-year amortization schedule	10/15/20	8,282	10,791
Dogwood Forest of Grayson; Construction Loan	30-day LIBOR plus 3.0% per annum	Monthly interest only payments through December 2018; principal payments thereafter based on a 30-year amortization schedule	12/1/20	—	16,400
		Total variable rate debt		8,282	174,046
		Total mortgages and other notes payable, net		$377,256	$532,889

FOOTNOTES:

(1)	The 30-day and 90-day LIBOR were approximately 1.76% and 1.91%, respectively, as of December 31, 2019 and approximately 2.50% and 2.81%, respectively, as of December 31, 2018.
(2)

Represents the initial maturity date (or, as applicable, the maturity date as extended).  Certain of the Company’s mortgages and other notes payable agreements include extension options held by the Company under which the maturity dates may be extended beyond the date presented, subject to certain lender conditions and/or related fees.

(3)

Consists of a mortgage loan and a supplemental loan. The mortgage loan accrues interest at a fixed rate equal to 4.25% per annum.  The supplemental loan accrues interest at a fixed rate equal to 4.3% per annum.

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

(5)	The balance for this loan excludes a remaining premium of $0.1 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

10.	Indebtedness (continued)

The following table provide details of the Company’s mortgages and other notes payable included within the liabilities associated with assets held for sale as of December 31, 2019 and 2018 (in thousands):

				December 31,
Property and Loan Type	Interest Rate (1)	Payment Terms	Maturity Date (2)	2019	2018
Novi Orthopaedic Center; Mortgage Loan	3.61% per annum	Monthly interest only payments through June 2018; principal and interest payments thereafter based on a 25-year amortization schedule	6/15/20	$—	$19,581
ProMed Medical Building I; Mortgage Loan	3.64% per annum	Monthly principal and interest payments based upon a 30-year amortization schedule	1/15/22	—	6,473
540 New Waverly Place; Mortgage Loan	4.08% per annum	Monthly principal and interest payments based upon a 25-year amortization schedule	5/31/28	—	6,452
LaPorte Cancer Center; Mortgage Loan	4.25% per annum (through 2020)	Monthly principal and interest payments based on a 25-year amortization schedule	6/14/28	—	7,335
		Total fixed rate debt		—	39,841

Calvert Medical Office Properties; Mortgage Loan	30-day LIBOR plus 2.50% per annum	Monthly interest only payments for the first 18 months; principal and interest payments thereafter based on a 30-year amortization schedule	8/29/18	—	―
Welbrook Senior Living Grand Junction; Secured Term Loan	30-day LIBOR plus 2.42% per annum	Monthly interest only payments through June 2019	6/30/19	—	8,141
Medical Portfolio II Properties; Mortgage Loan	90-day LIBOR plus 2.35% at 0.25% LIBOR floor	Monthly principal and interest payments based on a 25-year amortization schedule	7/14/19	—	77,074
Northwest Medical Park; Mortgage Loan	30-day LIBOR plus 2.30% per annum	Monthly principal and interest payments based upon a 25-year amortization schedule	10/31/19	—	6,628
Lee Hughes Medical Building; Mortgage Loan	30-day LIBOR plus 1.85% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	3/5/20	—	17,043

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

10.	Indebtedness (continued)

	Interest Rate at
	December 31,			December 31,
Property and Loan Type	2019 (1)	Payment Terms	Maturity Date (2)	2019	2018
Triangle Orthopaedic; Mortgage Loan	30-day LIBOR plus 2.25% per annum	Interest only payments through March 2017; principal payments thereafter based on a 30-year amortization schedule	4/11/21	$—	$36,962
Cobalt Rehabilitation Hospital Surprise; Mortgage Loan	30-day LIBOR plus 2.6% per annum at 0.4% LIBOR floor	Monthly interest only payments through May 2017; principal payments thereafter based on a 25-year amortization schedule	5/19/22	—	14,829
Knoxville Medical Office Properties and Claremont Medical Office; Mortgage Loan	30-day LIBOR plus 2.45% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	5/24/22	—	51,575
Cobalt Rehabilitation Hospital New Orleans; Mortgage Loan	30-day LIBOR plus 2.45% per annum at 0.55% LIBOR floor	Monthly interest only payments through October 2017; principal payments thereafter based on a 25-year amortization schedule	10/19/22	—	19,055
MHOSH; Mortgage Loan	30-day LIBOR plus 2.20% per annum	Interest only payments through June 2020; principal payments thereafter based on a 30-year amortization schedule	5/24/23	—	57,630
Southeast Medical Office Properties; Mortgage Loan	30-day LIBOR plus 2.0% per annum	Interest only payments through January 2021; principal payments thereafter based on a 30-year amortization schedule	6/14/23	—	175,000
		Total variable rate debt		—	463,937
		Total indebtedness associated with assets held for sale		$—	$503,778

FOOTNOTES:

(1)	The 30-day and 90-day LIBOR were approximately 2.50% and 2,81%, respectively, as of December 31, 2018.
(2)	Represents the initial maturity date (or, as applicable, the maturity date as extended). These loans were repaid during 2019 with the related sales of the properties.

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of December 31, 2019 and 2018 (in millions):

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$381.2	$375.9	$528.7	$530.6
Credit facilities	$305.0	$303.0	$426.6	$425.6
Indebtedness associated with assets held for sale	$—	$—	$751.8	$748.3

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

10.	Indebtedness (continued)

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of December 31, 2019 and 2018 because of the relatively short maturities of the obligations.

All of the Company’s mortgage and construction loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc.

The credit facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of December 31, 2019, the Company was in compliance with all financial covenants.

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

The Company will pay the Advisor, if a substantial amount of services are provided as determined by the Company’s independent directors, a disposition fee in an amount equal to (a) 1% of the gross market capitalization of the Company upon the occurrence of a listing on a national securities exchange, or 1% of the gross consideration paid upon the occurrence of a liquidity event as a result of a merger, share exchange or acquisition or similar transaction pursuant to which the stockholders receive cash and/or listed or non-listed securities, or (b) 1% of the gross sales price upon the sale or transfer of one or more assets (including a sale of all the Company’s assets).  The Company will not pay its Advisor a disposition fee in connection with the sale of investments that are securities.  A disposition fee in the form of an usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor, provided that when added to the sum of all brokerage and real estate fees and commissions paid unaffiliated parties, the disposition fee to the Advisor may not exceed the lesser of (i) a competitive real estate or brokerage commission or (ii) an amount equal to 6% of the gross sales price.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

11.	Related Party Arrangements (continued)

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

Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”).  In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreement.  For the Expense Year ended December 31, 2019, the Company did not incur operating expenses in excess of the Limitation.

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

Expense Support Agreement — Pursuant to the original expense support agreement, the Company’s Advisor agreed to forgo the payment of fees in cash and accept Restricted Stock for services in an amount equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared for the applicable quarter, over (b) aggregate MFFO, as defined.  Effective January 1, 2016, the Advisor expense support was amended to change the calculation and determination date of the expense support amounts from each calendar quarter on a non-cumulative basis, to each calendar year on a cumulative year-to-date basis.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their invested capital plus a 6% cumulative noncompounded annual return upon ultimate liquidity of the Company.  Any amounts settled, and for which restricted stock shares were issued pursuant to the original and amended expense support agreements, have been permanently settled and the Company has no further obligation to pay such amounts.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

11.	Related Party Arrangements (continued)

In February 2017, the Company’s board of directors approved the fourth amended and restated expense support agreement with the Advisor that was effective January 1, 2017.  This amendment limited the annual expense support amount, in the aggregate, to an annualized four percent of the weighted average of the Board’s most recent determination of NAV per share and changed the calculation to exclude the impact of completed development properties for a specified period of time after the property is placed into service (as defined in the agreement).

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

CNL Capital Markets LLC — CNL Capital Markets LLC, an affiliate of CNL, receives a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the term of the agreement. For each of the years ended December 31, 2019, 2018 and 2017, the Company incurred approximately $0.9 million in such fees. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Co-venture partners —The Company incurs operating expenses which, in general, relate to administration of the Company and its subsidiaries on an ongoing basis.

The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in the loss from discontinued operations for the years ended December 31, 2019, 2018 and 2017, and related amounts unpaid as of December 31, 2019 and 2018 are as follows (in thousands):

				Unpaid amounts (1)
	Years Ended December 31,			as of December 31,
	2019	2018	2017	2019	2018
Reimbursable expenses:
Operating expenses (2)	$5,066	$6,203	$5,791	$698	$722
Acquisition fees and expenses	—	—	6	—	—
	5,066	6,203	5,797	698	722
Investment services fees (3)	—	60	126	—	―
Disposition fee (4)	3,031	58	—	—	―
Financing coordination fees (5)	5,553	2,326	3,601	—	―
Property management fees (6)	—	2,323	4,807	—	—
Asset management fees (7)	23,281	30,385	30,157	1,577	2,533
	$36,931	$41,355	$44,488	$2,275	$3,255

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying consolidated balance sheets.
(2)

Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying consolidated balance sheets.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

11.	Related Party Arrangements (continued)
(3)

For the year ended December 31, 2018, the Company incurred approximately $0.1 million in investment services fees of which approximately $0.1 million, was capitalized and included in real estate assets, net in the accompanying consolidated balance sheets.  For the year ended December 31, 2017, the Company incurred approximately $0.1 million in investment service fees of which approximately $0.1 million was capitalized and included in real estate under development. There were no investment service fees incurred for the year end December 31, 2019. Investment service fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying consolidated statements of operations.

(4)	Amounts are recorded as a reduction to gain on sale of real estate in the accompanying consolidated statements of operations.
(5)

For the year ended December 31, 2019, the Company incurred approximately $5.6 million in financing coordination fees related to the refinancing of the loans associated with certain operating properties of which approximately $3.7 million were capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying consolidated balance sheets. For the year ended December 31, 2018, the Company incurred approximately $2.3 million in financing coordination fees related to the refinancing of the loans associated with certain operating properties.  For the year ended December 31, 2017, the Company incurred approximately $3.6 million in financing coordination fees related to the refinancing of the loans associated with certain operating properties of which approximately $0.9 million in financing coordination fees were capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying consolidated balance sheets.

(6)

For the years ended December 31, 2018 and 2017, the Company incurred approximately $2.3 million and $4.8 million, respectively, in property and construction management fees payable to the Property Manager of which approximately $5,000 and $0.3 million, respectively, in construction management fees were capitalized and included in real estate under development in the accompanying consolidated balance sheets.  The Property Management Agreement was not renewed beyond its expiration date of June 2018.

(7)

For the years ended December 31, 2019, 2018 and 2017, the Company incurred approximately $23.3 million, $30.4 million and $30.2 million, respectively, in asset management fees payable to the Advisor.  No expense support was received for the years ended December 31, 2019, 2018 and 2017. There was approximately $11,000 and $0.5 million in asset management fees that were capitalized and included in real estate under development in the accompanying consolidated balance sheets for the years ended December 31,  2018 and 2017, respectively. There were no asset management fees capitalized for the year ended December 31, 2019.

No amounts were settled or paid in the form of Restricted Stock in accordance with the expense support agreements for the years ended December 31, 2019, 2018 and 2017.  As of December 31, 2019, $13.57 million of asset management fees had been settled in exchange for 1.332 million shares of Restricted Stock.  The number of Restricted Stock shares granted to the Advisor in lieu of payment in cash was determined by dividing the expense support amount for the respective determination date by the then-current NAV per share.  At grant date, no fair value was assigned to the Restricted Stock shares as the shares were valued at zero, which represented the lowest possible value estimated at vesting.  In addition, the Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of December 31, 2019.

Cash distributions paid on Restricted Stock shares for the years ended December 31, 2019, 2018 and 2017 were $3.027 million, $0.630 million and $0.571 million, respectively. The cash distributions on Restricted Stock shares were recognized as compensation expense as declared and included in general and administrative expense in the accompanying consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

12.	Derivative Financial Instruments

The following summarizes the terms of the Company’s, or its equity method investment’s, derivative financial instruments and the corresponding asset (liability) as of December 31, 2019 and 2018 (in thousands):

										Fair value asset (liability) as of
Notional Amount				Strike (1)	Credit Spread (1)		Trade date	Forward date	Maturity date	December 31, 2019		December 31, 2018
$	―	(2)	(3)	2.3%	2.4%		9/12/2014	8/1/2015	7/15/2019	$	―		$168
$	―	(2)		1.6%	2.0%		12/23/2014	12/19/2014	2/19/2019	$	―		$220
$	―	(2)	(3)	1.7%	2.0%		1/9/2015	12/10/2015	12/22/2019	$	―		$966
$	―	(4)		2.3%	―	%	8/29/2017	8/29/2017	9/1/2019	$	―		$247
	$223,000	(3)	(4)	3.0%	―	%	3/28/2018	11/30/2018	12/19/2019	$	―		$44
$	―	(3)	(4)	3.0%	―	%	3/28/2018	7/10/2018	12/19/2019	$	―		$6
$	―	(3)	(4)	3.0%	―	%	3/28/2018	2/19/2019	12/19/2019	$	―		$19
$	―	(3)	(4)	3.0%	―	%	5/4/2018	5/4/2018	12/19/2019	$	―		$6
	$10,500	(4)		3.3%	―	%	2/28/2019	3/1/2019	9/1/2021	$	―	$	―
	$50,000	(4)		2.3%	―	%	8/16/2019	9/1/2019	12/31/2020	$	―	$	―
	$231,000	(4)		2.0%	―	%	12/12/2019	12/20/2019	12/31/2020		$2	$	―

The following summarizes the gross and net presentation of amounts related to the Company’s, or its equity method investment’s, derivative financial instruments as of December 31, 2019 and 2018 (in thousands):

	Gross and net amounts of asset (liability) as of December 31, 2019						Gross amounts as of December 31, 2019
Notional amount	Gross amount		Offset amount		Net amount		Financial Instruments		Cash Collateral		Net Amount
$223,000(3)	$	―	$	―	$	―	$	―	$	―	$	―
$10,500(4)	$	―	$	―	$	―	$	―	$	―	$	―
$50,000(4)	$	―	$	―	$	―	$	―	$	―	$	―
$231,000(4)		$2	$	―		$2		$2	$	―		$2

	Gross and net amounts of asset (liability) as of December 31, 2018				Gross amounts as of December 31, 2018
Notional amount	Gross amount	Offset amount		Net amount	Financial Instruments	Cash Collateral		Net Amount
$79,201(2)	$168	$	―	$168	$168	$	―	$168
$175,000(2)	$220	$	―	$220	$220	$	―	$220
$125,087(2)	$966	$	―	$966	$966	$	―	$966
$117,000(4)	$247	$	―	$247	$247	$	―	$247
$410,000(4)	$44	$	―	$44	$44	$	―	$44
$51,575(4)	$6	$	―	$6	$6	$	―	$6
$175,000(4)	$19	$	―	$19	$19	$	―	$19
$57,630(4)	$6	$	―	$6	$6	$	―	$6

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

12	Derivative Financial Instruments (continued)
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

Redeemable Noncontrolling Interest:

In connection with the Watercrest at Katy joint venture, the Company’s joint venture partner acquired a 5% noncontrolling interest that includes a put option of its membership to the Company commencing in July 2016, when the Watercrest at Katy development opened to residents, and concluding in July 2021 when NOI is: (a) equal to or greater than the NOI threshold established in the joint venture agreement, and (b) has been equal to or greater than the NOI threshold established in the joint venture agreement for the three calendar months immediately preceding the calendar month during which the  joint venture partner exercises the put option.  The put option is redeemable for cash at a price equal to the appraised market value (less certain transaction-related costs) at the time the put option is exercised (“Put Price”).  The Company’s maximum redemption exposure, as a result of these redeemable equity securities, is limited to the Put Price multiplied by the joint venture partner’s 5% membership interest.

Stockholders’ Equity:

Distribution Reinvestment Plan — In July 2018, in light of the Company’s decision to proceed with the exploration of Possible Strategic Alternatives, the Company suspended the Reinvestment Plan and the Redemption Plan.   As a result of the suspension of the Reinvestment Plan in July 2018, the Company did not receive any proceeds through its Reinvestment Plan subsequent to June 2018.  For the years ended December 31, 2018 and 2017, the Company received proceeds through its Reinvestment Plan of approximately $22.0 million and $43.2 million, respectively.

Distributions — For the years ended December 31, 2019, 2018 and 2017, the Company declared cash distributions of $394.9 million, $81.1 million and $77.7 million, respectively, which included a special cash distribution of $347.9 million funded in May 2019 with proceeds from the sale of real estate and all of which were paid in cash to stockholders.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

13.	Equity (continued)

The tax composition of the Company’s distributions declared for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
Ordinary income	0.0%	0.0%	0.0%
Capital gain	42.85%	0.0%	0.0%
Unrecaptured Sec. 1250 gain	20.10%	0.0%	0.0%
Return of capital	37.05%	100.0%	100.0%

Redemptions — In July 2018, in light of the Company’s decision to proceed with the exploration of Possible Strategic Alternatives, the Company suspended the Reinvestment Plan and the Redemption Plan.  No requests for redemptions have been accepted subsequent to suspension of the Redemption Plan.  As such, there were no requests for the redemption of common stock during the year ended December 31, 2019.  For the years ended December 31, 2018 and 2017, the Company received requests for the redemption of common stock under its Redemption Plan of approximately 4.4 million and 4.7 million shares, respectively, of which, 2.8 million and 4.7 million were approved for redemption at an average price of $10.14 and $9.99, respectively, and for a total of approximately $28.4 million and $47.3 million, respectively.

During the year ended December 31, 2018, as a result of the Redemption Plan being suspended, approximately $16.4 million in unsatisfied redemption requests were placed in a redemption queue and will remain there until such time, if at all, that the Company’s board of directors reinstates the Redemption Plan.  Unless the Redemption Plan is reinstated by the Company’s board of directors, the Company will not as a general matter, accept or otherwise process any additional redemption requests received after July 11, 2018.  There can be no guarantee that the Redemption Plan will be reinstated by the Company’s board of directors.

Promoted Interest — In connection with the Company’s promoted interest agreements, certain operating targets have been established which, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development. For the years ended December 31, 2019, 2018 and 2017, the Company accrued, as a (reduction)/reversal to capital in excess of par value, the following distributions to holders of promoted interest (in thousands):

	Years Ended December 31,
	2019		2018		2017
HarborChase of Villages Crossing	$	―	$		$(955)
Dogwood Forest of Grayson		406		(406)	―
		$406		$(406)	$(955)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

13.	Equity (continued)

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investment, and included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments			Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings
	Years Ended				Years Ended
	December 31,				December 31,
	2019	2018	2017		2019	2018	2017
Interest rate swaps	$(846)	$1,219	$5,573	Interest expense and loan cost amortization	$921	$2,457	$(3,902)
Interest rate caps	(134)	690	1,013	Interest expense and loan cost amortization	(361)	(1,957)	(849)
Reclassification of interest rate swaps upon derecognition	(509)	253	318	Interest expense and loan cost amortization	509	(253)	(318)
Reclassification of interest rate caps upon derecognition	265	—	(26)	Interest expense and loan cost amortization	(265)	―	26
Interest rate cap held by unconsolidated joint venture	11	―	—	Not applicable	(11)	―	―
Total	$(1,213)	$2,162	$6,878		$793	$247	$(5,043)

14.	Income Taxes

For the years ended December 31, 2019, 2018 and 2017, the Company recorded net current tax expense and deferred tax assets related to deferred income at its TRS entities. The components of the income tax (expense) benefit for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$51	$113	$(245)
State	(558)	(477)	(448)
Total current expense	(507)	(364)	(693)
Deferred:
Federal	(1,562)	(3,333)	8,826
State	(120)	66	305
Total deferred benefit	(1,682)	(3,267)	9,131
Income tax (expense) benefit	$(2,189)	$(3,631)	$8,438

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

14.	Income Taxes (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are as follows:

	2019	2018
Carryforwards of net operating loss	$3,653	$6,046
Minimum tax credit carryforward	59	118
Prepaid rent	1,648	712
Valuation allowance	(1,096)	(946)
Deferred tax assets, net	$4,264	$5,930

A reconciliation of the income tax (expense) benefit computed at the statutory federal tax rate on income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2019		2018		2017
Tax (expense) benefit computed at federal statutory rate	$(136)	(21.00)%	$3,593	21.00%	$9,442	35.00%
Impact of REIT election	(1,437)	(221.44)%	(6,922)	(40.45)%	(10,650)	(39.48)%
State income tax expense net of federal benefit	(466)	(71.76)%	(399)	(2.33)%	(331)	(1.23)%
Effect of change in future tax rates	―	― %	―	― %	1,861	6.90%
Effect of change in valuation allowance	(150)	(23.11)%	97	0.57%	8,116	30.09%
Income tax (expense) benefit	$(2,189)	(337.31)%	$(3,631)	(21.21)%	$8,438	31.28%

The Company’s TRS entities had net operating loss carryforwards for federal and state purposes of approximately $12.3 million and $23.3 million as of December 31, 2019 and 2018, respectively, to offset future taxable income. If not utilized, the federal net operating loss carryforwards will begin to expire in 2035, and the state net operating loss carryforwards will begin to expire in 2020. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.  The tax years 2016 and forward remain subject to examination by taxing authorities.  In December 2017, the Tax Act was signed into law and reduces the U.S. federal corporate tax rate to 21%, effective January 1, 2018. All material impacts of the Tax Act have been reflected in the financial statements and their footnotes.

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

YEAR ENDED DECEMBER 31, 2019

15.	Commitments and Contingencies (continued)

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  The Company has six remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.  As of December 31, 2019, one property had met its established performance metrics, but no promoted interest obligation was currently owed pursuant to the distribution calculation; whereas for the remaining five promoted interest agreements, the established performance metrics were not met nor probable of being met as of December 31, 2019.

The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares for financial reporting purposes that were issued pursuant to the Advisor expense support agreement.  Refer to Note 11. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares.

16.	Concentration of Credit Risk

For the years ended December 31, 2019, 2018 and 2017, the Company had a geographical concentration accounting for 10% or more of its total revenues, excluding the 63 properties classified as discontinued operations, as follows:

	Type of	Years Ended December 31,
	Concentration	2019	2018	2017
State of Texas (1)	Geographical	20.8%	20.6%	20.8%

FOOTNOTE:

(1)

Includes rental income and related revenues and resident fees and services.  Adverse economic developments in this geographical area could significantly impact the Company’s results of operations and cash flows from operations, which in turn would impact its ability to pay debt service and make distributions to stockholders.

17.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

2019 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$80,198	$80,147	$80,202	$81,344	$321,891
Operating income	10,829	6,358	11,054	9,550	37,791
Income (loss) from continuing operations	(566)	(4,843)	1,591	2,277	(1,541)
Income from discontinued operations	10,474	333,370	3,877	5,616	353,337
Net income attributable to common stockholders	9,900	328,272	5,454	7,870	351,496
Net (loss) income per share of common stock (basic and diluted)
Continuing operations	(0.00)	(0.03)	0.01	0.01	(0.01)
Discontinued operations	0.06	1.92	0.02	0.03	2.03

Weighted average number of shares outstanding (basic and diluted)	173,963	173,963	173,963	173,963	173,963

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2019

17.	Selected Quarterly Financial Data (Unaudited)

2018 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$76,319	$77,189	$78,471	$79,615	$311,594
Operating income	5,176	8,597	10,098	118	23,989
Loss from continuing operations	(5,720)	(2,700)	(635)	(11,687)	(20,742)
(Loss) income from discontinued operations	(2,178)	(4,634)	(2,634)	5,037	(4,409)
Net loss attributable to common stockholders	(7,874)	(7,308)	(3,248)	(6,642)	(25,072)
Net (loss) income per share of common stock (basic and diluted)
Continuing operations	(0.03)	(0.02)	(0.00)	(0.07)	(0.12)
Discontinued operations	(0.01)	(0.03)	(0.02)	0.03	(0.03)

Weighted average number of shares outstanding (basic and diluted)	174,854	174,201	173,974	173,973	174,247

18.	Subsequent Events

In February 2020, the Company sold its acute care property in New Orleans in accordance with the terms of the New Orleans Sale Agreement.  The net sales proceeds approximated the net carrying value of the property.  The Company also repaid the Primrose II Communities outstanding mortgage loan balance of approximately $20.5 million, which was scheduled to mature in June 2020.

In March 2020, the Company sold its six skilled nursing facilities in accordance with the Perennial Communities Sale Agreement.  The net sales proceeds exceeded the net carrying value of the property.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States.  The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including the duration and spread of COVID-19, and the overall economy, all of which are highly uncertain and cannot be predicted.  If the financial markets and/or the overall economy are impacted for an extended period, the Company's operating results may be materially and adversely affected.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017  (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts		Balance at End of Year

2017	Deferred tax asset valuation allowance	$(9,552)		$8,465	$	―	$(1,087)
	Allowance for doubtful accounts	(1,516)		(834)		―	(2,350)
		$(11,068)		$7,631	$	―	$(3,437)

2018	Deferred tax asset valuation allowance	$(1,087)		$(829)	$	―	$(1,916)
	Allowance for doubtful accounts	(2,350)		(1,489)		―	(3,839)
		$(3,437)		$(2,318)	$	―	$(5,755)

2019	Deferred tax asset valuation allowance	$(1,916)	$	―		$808	$(1,108)
	Allowance for doubtful account	(3,839)		―		1,912	(1,927)
		$(5,755)	$	―		$2,720	$(3,035)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2019 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Primrose Retirement Community of Casper
Casper, Wyoming	$10,993	$1,910	$16,310	$30	$296	$	―	$1,940	$16,606	$	―	$18,546	$(3,457)	2004	2/16/2012	(1)

Primrose Retirement Community of Grand Island
Grand Island, Nebraska	$7,755	$719	$12,140	$56	$—	$	―	$775	$12,140	$	―	$12,915	$(2,634)	2005	2/16/2012	(1)

Primrose Retirement Community of Mansfield
Mansfield, Ohio	$10,551	$650	$16,720	$229	$71	$	―	$879	$16,791	$	―	$17,670	$(3,657)	2007	2/16/2012	(1)

Primrose Retirement Community of Marion
Marion, Ohio	$8,752	$889	$16,305	$—	$—	$	―	$889	$16,305	$	―	$17,194	$(3,485)	2006	2/16/2012	(1)

Sweetwater Retirement Community
Billings, Montana	$9,506	$1,578	$14,205	$19	$—	$	―	$1,597	$14,205	$	―	$15,802	$(2,961)	2006	2/16/2012	(1)

HarborChase of Villages Crossing
Lady Lake, Florida ("The Villages")	$—	$2,165	$—	$996	$15,429	$	―	$3,161	$15,429	$	―	$18,590	$(2,529)	2013	8/29/2012	(1)

Primrose Retirement Community Cottages
Aberdeen, South Dakota	$—	$311	$3,794	$—	$—	$	―	$311	$3,794	$	―	$4,105	$(737)	2005	12/19/2012	(1)

Primrose Retirement Community of Council Bluffs
Council Bluffs, Iowa (“Omaha”)	$—	$1,144	$11,117	$5	$—	$	―	$1,149	$11,117	$	―	$12,266	$(2,220)	2008	12/19/2012	(1)

Primrose Retirement Community of Decantur
Decatur, Illinois	$9,646	$513	$16,706	$—	$154	$	―	$513	$16,860	$	―	$17,373	$(3,214)	2009	12/19/2012	(1)

Primrose Retirement Community of Lima
Lima, Ohio	$—	$944	$17,115	$8	$4	$	―	$952	$17,119	$	―	$18,071	$(3,262)	2006	12/19/2012	(1)

Primrose Retirement Community of Zanesville
Zanesville, Ohio	$10,887	$1,184	$17,292	$—	$67	$	―	$1,184	$17,359	$	―	$18,543	$(3,312)	2008	12/19/2012	(1)

Capital Health of Symphony Manor
Baltimore, Maryland	$13,575	$2,319	$19,444	$—	$160	$	―	$2,319	$19,604	$	―	$21,923	$(3,666)	2011	12/21/2012	(1)

Curry House Assisted Living & Memory Care
Cadillac, Michigan	$7,127	$995	$11,072	$9	$2	$	―	$1,004	$11,074	$	―	$12,078	$(2,106)	1966	12/21/2012	(1)

Tranquillity at Fredericktowne
Frederick, Maryland	$19,565	$808	$14,291	$—	$6,086	$	―	$808	$20,377	$	―	$21,185	$(3,485)	2000	12/21/2012	(1)

Brookridge Heights Assisted Living & Memory Care
Marquette, Michigan	$12,004	$595	$11,339	$(17)	$4,762	$	―	$578	$16,101	$	―	$16,679	$(2,904)	1998	12/21/2012	(1)

Woodholme Gardens Assisted Living & Memory Care
Pikesville, Maryland (“Baltimore”)	$6,116	$1,603	$13,472	$54	$8	$	―	$1,657	$13,480	$	―	$15,137	$(2,563)	2010	12/21/2012	(1)

Batesville Healthcare Center
Batesville, Arkansas	$—	$397	$5,382	$113	$—	$	―	$510	$5,382	$	―	$5,892	$(598)	1975	5/31/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2019 (in thousands)

			Initial Costs		Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances		Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Broadway Healthcare Center
West Memphis, Arkansas		$—	$438	$10,560	$—	$77	$	―	$438	$10,637	$	―	$11,075	$(1,189)	1994	5/31/2013	(1)

Jonesboro Healthcare Center
Jonesboro, Arkansas		$—	$527	$13,493	$—	$5	$	―	$527	$13,498	$	―	$14,025	$(1,494)	2012	5/31/2013	(1)

Magnolia Healthcare Center
Magnolia, Arkansas		$—	$421	$10,454	$—	$—	$	―	$421	$10,454	$	―	$10,875	$(1,177)	2009	5/31/2013	(1)

Mine Creek Healthcare Center
Nashville, Arkansas		$—	$135	$2,942	$11	$36	$	―	$146	$2,978	$	―	$3,124	$(347)	1978	5/31/2013	(1)

Searcy Healthcare Center
Searcy, Arkansas		$—	$648	$6,017	$—	$222	$	―	$648	$6,239	$	―	$6,887	$(710)	1973	5/31/2013	(1)

HarborChase of Jasper
Jasper, Alabama		$—	$355	$6,358	$—	$50	$	―	$355	$6,408	$	―	$6,763	$(1,089)	1998	7/31/2013	(1)

Doctor's Specialty Hospital
Leawood, Kansas (“Kansas City”)		$—	$924	$5,771	$69	$—	$	―	$993	$5,771	$	―	$6,764	$(842)	2001	8/16/2013	(1)

Raider Ranch
Lubbock, Texas		$—	$4,992	$48,818	$499	$12,627	$	―	$5,491	$61,445	$	―	$66,936	$(9,562)	2009	8/29/2013	(1)

Town Village
Oklahoma City, Oklahoma	$	―	$1,020	$19,847	$87	$1,319	$	―	$1,107	$21,166	$	―	$22,273	$(3,562)	2004	8/29/2013	(1)

Prestige Senior Living Beaverton Hills
Beaverton, Oregon		$8,469	$1,387	$10,324	$6	$—	$	―	$1,393	$10,324	$	―	$11,717	$(1,691)	2000	12/2/2013	(1)

Prestige Senior Living High Desert
Bend, Oregon		$7,416	$835	$11,252	$17	$48	$	―	$852	$11,300	$	―	$12,152	$(1,921)	2003	12/2/2013	(1)

MorningStar of Billings
Billings, Montana		$18,566	$4,067	$41,373	$51	$186	$	―	$4,118	$41,559	$	―	$45,677	$(7,156)	2009	12/2/2013	(1)

MorningStar of Boise
Boise, Idaho		$19,896	$1,663	$35,752	$18	$234	$	―	$1,681	$35,986	$	―	$37,667	$(5,840)	2007	12/2/2013	(1)

Prestige Senior Living Huntington Terrace
Gresham, Oregon (“Portland”)		$9,504	$1,236	$12,083	$2	$64		$—	$1,238	$12,147		$—	$13,385	$(2,018)	2000	12/2/2013	(1)

MorningStar of Idaho Falls
Idaho Falls, Idaho		$16,562	$2,006	$40,397	$5	$232	$	―	$2,011	$40,629	$	―	$42,640	$(6,736)	2009	12/2/2013	(1)

Prestige Senor Living Arbor Place
Medford, Oregon		$7,817	$355	$14,083	$6	$34		$—	$361	$14,117		$—	$14,478	$(2,286)	2003	12/2/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2019 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Prestige Senior Living Orchard Hills
Salem, Oregon	$11,396	$545	$15,544	$8	$183	$	―	$553	$15,727	$	―	$16,280	$(2,521)	2002	12/2/2013	(1)

Prestige Senior Living Southern Hills
Salem, Oregon	$7,114	$653	$10,753	$43	$8	$	―	$696	$10,761	$	―	$11,457	$(1,775)	2001	12/2/2013	(1)

MorningStar of Sparks
Sparks, Nevada	$22,034	$3,986	$47,968	$16	$43	$	―	$4,002	$48,011	$	―	$52,013	$(8,037)	2009	12/2/2013	(1)

Prestige Senior Living Five Rivers
Tillamook, Oregon	$7,293	$1,298	$14,064	$18	$110	$	―	$1,316	$14,174	$	―	$15,490	$(2,456)	2002	12/2/2013	(1)

Prestige Senior Living Riverwood
Tualatin, Oregon (“Portland”)	$4,308	$1,028	$7,429	$12	$85	$	―	$1,040	$7,514	$	―	$8,554	$(1,276)	1999	12/2/2013	(1)

Prestige Senior Living Auburn Meadows
Auburn, Washington ("Seattle")	$9,942	$2,537	$17,261	$—	$174	$	―	$2,537	$17,435	$	―	$19,972	$(2,822)	2003/2010	2/3/2014	(1)

Prestige Senior Living Bridgewood
Vancouver, Washington ("Portland")	$12,518	$1,603	$18,172	$10	$35	$	―	$1,613	$18,207	$	―	$19,820	$(2,919)	2001	2/3/2014	(1)

Prestige Senior Living Monticello Park
Longview, Washington	$16,689	$1,981	$23,056	$1	$20	$	―	$1,982	$23,076	$	―	$25,058	$(3,654)	2001/2010	2/3/2014	(1)

Prestige Senior Living Rosemont
Yelm, Washington	$8,778	$668	$14,564	$—	$46	$	―	$668	$14,610	$	―	$15,278	$(2,286)	2004	2/3/2014	(1)

Wellmore of Tega Cay
Tega Cay, South Carolina ("Charlotte")	$—	$2,445	$—	$2,743	$23,451	$	―	$5,188	$23,451	$	―	$28,639	$(3,528)	2015	2/7/2014	(1)

Isle at Cedar Ridge
Cedar Park, Texas ("Austin")	$—	$1,525	$16,277	$—	$189	$	―	$1,525	$16,466	$	―	$17,991	$(2,693)	2011	2/28/2014	(1)

Prestige Senior Living West Hills
Corvallis, Oregon	$8,296	$842	$12,603	$11	$13	$	―	$853	$12,616	$	―	$13,469	$(2,050)	2002	3/3/2014	(1)

HarborChase of Plainfield
Plainfield, Illinois	$—	$1,596	$21,832	$—	$—	$	―	$1,596	$21,832	$	―	$23,428	$(3,402)	2010	3/28/2014	(1)

Legacy Ranch Alzheimer's Special Care Center
Midland, Texas	$—	$917	$9,982	$—	$7	$	―	$917	$9,989	$	―	$10,906	$(1,587)	2012	3/28/2014	(1)

The Springs Alzheimer's Special Care Center
San Angelo, Texas	$—	$595	$9,658	$9	$—	$	―	$604	$9,658	$	―	$10,262	$(1,534)	2012	3/28/2014	(1)

Isle at Watercrest - Bryan
Bryan, Texas	$—	$3,223	$40,581	$36	$972	$	―	$3,259	$41,553	$	―	$44,812	$(6,601)	2011	4/21/2014	(1)

Isle at Watercrest - Mansfield
Mansfield, Texas ("Dallas/Fort Worth")	$—	$997	$24,635	$—	$51	$	―	$997	$24,686	$	―	$25,683	$(3,712)	2011	5/5/2014	(1)

Watercrest at Katy
Katy, Texas ("Houston")	$21,274	$4,000	$—	$120	$32,372	$	―	$4,120	$32,372	$	―	$36,492	$(3,000)	2016	6/27/2014	(1)

Watercrest at Mansfield
Mansfield, Texas ("Dallas/Fort Worth")	$24,625	$2,191	$42,740	$11	$933	$	―	$2,202	$43,673	$	―	$45,875	$(6,375)	2010	6/30/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2019 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
HarborChase of Shorewood
Shorewood, Wisconsin ("Milwaukee")	$—	$2,200	$—	$301	$19,862	$	―	$2,501	$19,862	$	―	$22,363	$(2,159)	2015	7/8/2014	(1)

Hurst Specialty Hospital
Hurst, Texas ("Dallas/Fort Worth")	$—	$2,082	20,186	$—	$—	$	―	$2,082	$20,186	$	―	$22,268	$(2,708)	2004/2012	8/15/2014	(1)

Fairfield Village of Layton
Layton, Utah ("Salt Lake City")	$—	$5,217	$54,167	$66	$49	$	―	$5,283	$54,216	$	―	$59,499	$(7,836)	2010	11/20/2014	(1)

Fieldstone Memory Care
Yakima, Washington	$—	$1,297	$9,965	$—	$6	$	―	$1,297	$9,971	$	―	$11,268	$(1,343)	2014	3/31/2015	(1)

Primrose Retirement Center of Anderson
Anderson, Indiana ("Muncie")	$—	$1,342	$19,083	$—	$33	$	―	$1,342	$19,116	$	―	$20,458	$(2,473)	2008	5/29/2015	(1)

Primrose Retirement Center of Lancaster
Lancaster, Ohio ("Columbus")	$—	$2,840	$21,884	$—	$—	$	―	$2,840	$21,884	$	―	$24,724	$(3,117)	2007	5/29/2015	(1)

Primrose Retirement Center of Wausau
Wausau, Wisconsin ("Green Bay")	$—	$1,089	$18,653	$—	$—	$	―	$1,089	$18,653	$	―	$19,742	$(2,318)	2008	5/29/2015	(1)

Superior Residences of Panama City
Panama City Beach, Florida	$—	$2,099	$19,367	$14	17	$	―	$2,113	$19,384	$	―	$21,497	$(2,456)	2015	7/15/2015	(1)

The Hampton at Meadows Place
Fort Bend, Texas ("Houston")	$—	$715	$24,281	$—	$283	$	―	$715	$24,564	$	―	$25,279	$(2,819)	2007/2013/2014	7/31/2015	(1)

The Pavilion at Great Hills
Austin, Texas	$—	$1,783	$29,318	$30	$209	$	―	$1,813	$29,527	$	―	$31,340	$(3,431)	2010	7/31/2015	(1)

The Beacon at Gulf Breeze
Gulf Breeze, Florida ("Pensacola")	$—	$824	$24,106	$84	$149	$	―	$908	$24,255	$	―	$25,163	$(2,910)	2008	7/31/2015	(1)

Parc at Piedmont
Marietta, Georgia ("Atlanta")	$—	$3,529	$43,080	$31	$311	$	―	$3,560	$43,391	$	―	$46,951	$(5,202)	2001/2011	7/31/2015	(1)

Parc at Duluth
Duluth, Georgia ("Atlanta")	$—	$5,951	$42,458	$47	$1,061	$	―	$5,998	$43,519		$—	$49,517	$(5,467)	2003/2012	7/31/2015	(1)

Waterstone on Augusta
Greenville, South Carolina	$—	$2,253	$—	$2,116	$20,786	$	―	$4,369	$20,786	$	―	$25,155	$(1,845)	2017	8/31/2015	(1)

Wellmore of Lexington
Lexington, South Carolina ("Columbia")	$—	$2,300	$—	$3,150	$43,085	$	―	$5,450	$43,085	$	―	$48,535	$(3,286)	2017	9/14/2015	(1)

Palmilla Senior Living
Albuquerque, New Mexico	$—	$4,701	$38,321	$—	$65	$	―	$4,701	$38,386	$	―	$43,087	$(4,465)	2013	9/30/2015	(1)

Cedar Lake Assisted Living and Memory Care
Lake Zurich, Illinois ("Chicago")	$—	$2,412	$25,126	$6	$9	$	―	$2,418	$25,135	$	―	$27,553	$(2,921)	2014	9/30/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2019 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Fieldstone at Pear Orchard
Yakima Washington	$8,282	$1,035	$—	$102	$13,499	$	―	$1,137	$13,499	$	―	$14,636	$(1,088)	2016	10/12/2015	(1)

The Shores of Lake Phalen
Maplewood, Minnesota ("St. Paul")	$—	$2,724	$25,093	$10	$90	$	―	$2,734	$25,183	$	―	$27,917	$(2,845)	2012	11/10/2015	(1)

Dogwood Forrest of Grayson
Grayson, Georgia	$—	$1,788	$—	$109	$22,051	$	―	$1,897	$22,051	$	―	$23,948	$(1,471)	2017	11/24/2015	(1)

Park Place Senior Living at WingHaven
O'Fallon, Missouri ("St. Louis")	$—	$1,283	$48,221	$113	$763	$	―	$1,396	$48,984	$	―	$50,380	$(5,183)	2006/2014	12/17/2015	(1)

Hearthside Senior Living of Collierville
Collierville, Tennessee ("Memphis")	$—	$1,756	$13,379	$7	$28	$	―	$1,763	$13,407	$	―	$15,170	$(1,498)	2014	12/29/2015	(1)

Cobalt Rehabilitation Hospital New Orleans
New Orleans, Louisiana	$—	$3,283	$20,142	$5	$5	$	―	$3,288	$20,147	$	―	$23,435	$(1,050)	2016	10/19/2016	(1)

Isle at Watercrest - Mansfield
Mansfield, Texas (“Dallas/Fort Worth”)	$—	$1,056	$—	$—	$—	$	―	$1,056	$—	$	―	$1,056	$—	—	9/7/2017	(1)

	$377,256	$127,922	$1,350,177	$11,502	$223,226	$	―	$139,424	$1,573,403		$—	$1,712,827	$(226,529)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2019 (in thousands)

Transactions in real estate and accumulated depreciation as of December 31, 2019 are as follows:

Balance December 31, 2016	$2,692,074	Balance December 31, 2016	$(153,124)
2017 Acquisitions	1,056	2017 Depreciation	(66,333)
2017 Improvements	28,675	Balance December 31, 2017	(219,457)
Balance December 31, 2017	2,721,805	2018 Depreciation	(60,821)
2018 Improvements	9,052	2018 Accumulated depreciation on dispositions	633
2018 Dispositions	(5,359)	Balance December 31, 2018	(279,645)
2018 Impairments	(11,818)	2019 Depreciation	(41,737)
Balance December 31, 2018	2,713,680	2019 Accumulated depreciation on disposition	94,853
2019 Improvements	4,039		$(226,529)
2019 Dispositions	(1,004,892)
	$1,712,827

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)	The aggregate cost for federal income tax purposes is approximately $1.9 billion.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV –  MORTGAGE LOANS ON REAL ESTATE

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (in thousands)

The following is a reconciliation of mortgages and other notes receivable on real estate for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Balance at beginning of year	$1,688	$1,179	$	―
Additions during period:
New mortgage loans and additional advances	531	432		1,168
Accrued and deferred interest	9	77		11
Deductions during period:
Collection of principal	(1,746)	―		―
Balance at end of year	$482	$1,688		$1,179

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered accountants during the period ended December 31, 2019.

Item 9A.	CONTROLS AND PROCEDURES

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).

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

Item 9B.OTHER INFORMATION

None.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of March 25, 2020 were as follows:

Name	Age	Position
James M. Seneff, Jr.	73	Director and Chairman of the Board
Stephen H. Mauldin	51	Director, Vice Chairman of the Board, President and Chief Executive Officer
James Chandler Martin	69	Independent Director and Audit Committee Financial Expert
Michael P. Haggerty	67	Independent Director
J. Douglas Holladay	73	Independent Director
Ixchell C. Duarte	53	Chief Financial Officer, Senior Vice President and Treasurer
		(Principal Financial Officer)
John F. Starr	45	Chief Operating Officer and Senior Vice President
Tracey B. Bracco	40	General Counsel, Senior Vice President and Secretary

James M. Seneff, Jr. Chairman of the Board and Director. On December 7, 2017, Mr. Seneff was re-appointed to serve as chairman of the board and director of the Company.  Mr. Seneff previously served as chairman of the board of directors from May 2011 to June 2016, and as a director since inception in June 2010 to June 2016. Mr. Seneff has served as the chairman of its advisor, CNL Healthcare Corp., since its inception in June 2010. In December 2017, Mr. Seneff was appointed as director and chairman of the board of CNL Strategic Capital, LLC, a public, non-traded operating company formed to acquire debt and equity of private U.S. businesses.  Mr. Seneff served as chairman of the board of directors and a director of CNL Lifestyle Properties, Inc., a public, non-traded REIT (2003 to 2017), a director of the managing member of its former advisor, CNL Lifestyle Company, LLC (2003 to December 2010), and a director of its successor advisor, CNL Lifestyle Advisor Corporation (December 2010 to 2017). He served as chairman of the board of directors and a director of CNL Growth Properties, Inc., a public, non-traded REIT, from August 2009 and December 2008, respectively, to June 2016, and has served as a manager of its advisor, CNL Global Growth Advisors, LLC, from 2008 to 2017. Mr. Seneff also served as chairman of the board of directors and a director of Global Income Trust, Inc., another public, non-traded REIT, from April 2009 until its dissolution in December 2015, and served as manager of its advisor until December 2016. Mr. Seneff is the sole member of CNL Holdings, LLC (“CNL Holdings”) and has served as the chairman, chief executive officer and/or president of several of CNL Holdings' subsidiaries, including chief executive officer and president (2008 to 2013), and as chairman from 2013 to present of CNL Financial Group, LLC, our sponsor, and as executive chairman (January 2011 to present), chairman (1988 to January 2011), chief executive officer (1995 to January 2011) and president (1980 to 1995) of CNL Financial Group, Inc., a diversified real estate company. Mr. Seneff also has served on the board of directors of the following CNL Holdings’ affiliates: CNL Hotels & Resorts, Inc., a public, non-traded REIT (1996 to April 2007), and its advisor, CNL Hospitality Corp. (1997 to June 2006 (became self-advised)); CNL Retirement Properties, Inc., a public, non-traded REIT, and its advisor, CNL Retirement Corp. (1997 to October 2006); CNL Restaurant Properties, Inc., a public, non-traded REIT, and its advisor (1994 to 2005 (became self-advised)); Trustreet Properties, Inc. ("Trustreet"), a publicly traded REIT (2005 to February 2007); National Retail Properties, Inc., a publicly traded REIT (1994 to 2005); CNL Securities Corp., a FINRA-registered broker-dealer and the managing dealer of our offerings (1979 to 2013); and CNL Capital Markets Corp. (1990 to 2017). Mr. Seneff was also the chairman and a principal stockholder of CNLBancshares, Inc. (1999 to 2015), which owned CNLBank until it merged into Valley National Bank in 2015. Mr. Seneff received his B.A. in business administration from Florida State University.

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

Stephen H. Mauldin, Vice Chairman of the Board and Director.  Mr. Mauldin has served as vice chairman of the Board and a director since June 2016, as our president since September 2011 and as our chief executive officer since April 2012.  Mr. Mauldin is primarily responsible for overseeing the formulation of our strategic objectives.  Mr. Mauldin has also served as president and chief executive officer of our Advisor since September 2011 and January 2018 respectively and as chief operating officer from September 2011 to July 2018. Mr. Mauldin has served as a director of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since November 2015, as vice chairman of its board of directors from November 2015 to December 2017, as chairman of its board of directors since January 2018 and as its chief executive officer and president since July 2015.  Mr. Mauldin has served as manager and president of its advisor since July 2015, and as chief executive officer of its advisor since January 2018. Mr. Mauldin also served as chief operating officer of its advisor from July 2015 to July 2018. Mr. Mauldin also served as president (from September 2011), chief executive officer (from April 2012) and chief operating officer (September 2011 to April 2012) of CNL Lifestyle Properties, Inc., a public-non-traded REIT, until its dissolution in December 2017, as well as president and chief operating officer of CNL Lifestyle Advisor Corporation, its advisor, from September 2011 to December 31, 2017. Mr. Mauldin also served as president of CNL Growth Properties, Inc., a public, non-traded REIT, from March 2016 and as chief executive officer from August 2016 until its dissolution in October 2017.

Prior to joining the Company, Mr. Mauldin served as a consultant to Crosland, LLC, a privately held real estate development and asset management company headquartered in Charlotte, North Carolina, from March 2011 through August 2011.  He previously served as Crosland’s chief executive officer, president and a member of its board of directors from July 2010 until March 2011.  Mr. Mauldin originally joined Crosland, LLC in August 2006 and served as its chief financial officer from July 2009 to July 2010 and as president of Crosland’s mixed-use and multi-used development division prior to his appointment as chief financial officer.  Prior to joining Crosland, LLC, from 1998 to August 2006, Mr. Mauldin was a co-founder and served as a partner of Crutchfield Capital, LLC, a privately held investment and operating company with a focus on small and medium-sized companies in the southeastern United States.  From 1996 to 1998, Mr. Mauldin held various positions in the capital markets group and the office of the chairman of Security Capital Group, Inc., which prior to its sale in 2002, owned controlling interests in 18 public and private real estate operating companies (eight of which were NYSE‑listed) with a total market capitalization of over $26 billion. Mr. Mauldin graduated with a B.S. in finance from the University of Tampa and received an M.B.A. with majors in real estate, finance, managerial economics and accounting/information systems from the J.L. Kellogg Graduate School of Management at Northwestern University.

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

Ixchell C. Duarte, Chief Financial Officer, Senior Vice President and Treasurer. Ms. Duarte has served as our chief financial officer and treasurer since February 2018 and as a senior vice president since March 2012. She previously served as the Company’s chief accounting officer from March 2012 to June 2017 and as a vice president from February 2012 to March 2012. Ms. Duarte has served as senior vice president and chief accounting officer of our Advisor since November 2013. Ms. Duarte served as senior vice president and chief accounting officer of CNL Lifestyle Properties, Inc., a public, non-traded REIT from March 2012 until its dissolution in December 2017. Ms. Duarte served as senior vice president and chief accounting officer of its advisor from November 2013 to December 2017. Ms. Duarte served as senior vice president and chief accounting officer of CNL Growth Properties, Inc., a public non-traded REIT from June 2012 until its dissolution in October 2017.  Ms. Duarte served as senior vice president of its advisor from November 2013 to December 2017. She also served as senior vice president and chief accounting officer of Global Income Trust, Inc., another public non-traded REIT, from June 2012 until its dissolution in December 2015 and served as a senior vice president of its advisor from November 2013 to December 2016. Ms. Duarte has served as chief financial officer and treasurer of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since February 2018 and as senior vice president since January 2016. She also served as chief accounting officer from January 2016 to June 2017 and as senior vice president and chief accounting officer of its advisor, CHP II Advisors, LLC, since July 2015. Prior to rejoining CNL affiliates in January 2012, Ms. Duarte served as controller at GE Capital, Franchise Finance from February 2007 through January 2012.  Ms. Duarte served as senior vice president and chief accounting officer of Trustreet Properties, Inc., a publicly traded REIT, from February 2005 until the sale of Trustreet to GE Capital in February 2007.  Ms. Duarte served as vice president and controller of CNL Restaurant Properties, Inc. from November 1999 through February 2005 and held various positions with CNL affiliates from September 1995 to February 2005, including director of accounting, controller, chief financial officer, secretary and treasurer. Prior to joining CNL’s affiliates, Ms. Duarte worked in the New York City audit practice of KPMG, LLP from September 1988 through August 1990 and for the Orlando, FL audit practice of Coopers & Lybrand from September 1990 through September 1995.  She received a B.S. in accounting from the Wharton School of the University of Pennsylvania in 1988 and is a certified public accountant and a chartered global management accountant.

John F. Starr.  Chief Operating Officer and Senior Vice President.  Mr. Starr has served as the Company’s chief operating officer since February 2018 and as senior vice president since March 2013. Mr. Starr has served as senior vice president of our Advisor since March 2013 and as chief operating officer since July 2018. Mr. Starr also has served as chief operating officer of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since February 2018 and as senior vice president since January 2016.  Mr. Starr has served as senior vice president of its advisor, CHP II Advisors, LLC, since its inception July 9, 2015, and as chief operating officer since July 2018.  Mr. Starr served as senior vice president of CNL Lifestyle Properties, Inc., from March 2013 until its dissolution in December 2017.  Mr. Starr served as chief portfolio management officer of CNL Growth Properties, Inc., a public, non-traded REIT from December 2012 until its dissolution in October 2017.   Mr. Starr served as chief portfolio management officer of Global Income Trust, Inc. from December 2012 until its dissolution in December 2015.  Mr. Starr has served as group chief operating officer at CNL Financial Group Investment Management, LLC since February 2018, and served as chief portfolio management officer (January 2013 to November 2015) and chief portfolio officer (November 2015 to February 2018) responsible for developing and implementing strategies to maximize the financial performance of CNL’s real estate portfolios.  He also served as a senior vice president of CNL Private Equity Corp. from December 2010 until his appointment as the chief portfolio management officer.  Between June 2009 and December 2010, he served as CNL Private Equity Corp.’s senior vice president of asset management, responsible for the oversight and day-to-day management of all real estate assets from origination to disposition.  At CNL Management Corp., Mr. Starr served as senior vice president of asset management, from June 2007 to December 2010.  Between January 2004 and February 2005, Mr. Starr served as vice president of real estate portfolio management at Trustreet, and from February 2005 to February 2007, he served as Trustreet’s vice president of special servicing, and as president of a Trustreet affiliate, where he was responsible for the resolution and value optimization of distressed leases and loans.  From February 2007 to May 2007, following the sale of Trustreet to GE Capital, he served as GE Capital, Franchise Finance’s vice president of special servicing, before rejoining CNL affiliates in June 2007.  Between May 2002 and January 2004, Mr. Starr was assistant vice president of special servicing at CNL Restaurant Properties, Inc.  Prior to joining CNL’s affiliates, Mr. Starr served in various positions in the credit products management group at Wachovia Bank, Orlando, Florida, from December 1997 to May 2002.  Mr. Starr received a B.S. in business and an M.B.A. from the University of Florida in 1997 and 2007, respectively.

Tracey B. Bracco, General Counsel, Senior Vice President and Secretary.  Ms. Bracco has served as our general counsel, senior vice president and secretary since March 2018.  She previously served as assistant general counsel and assistant secretary of the Company from June 2014 until March 2018 and as vice president from March 2013 to March 2018.  Ms. Bracco has also served as vice president of our advisor since November 2013.  Ms. Bracco also has served as general counsel and secretary of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since August 23, 2016 and as its vice president since January 2016.  Ms. Bracco has also served as vice president of CHP II Advisors, LLC, the advisor to CNL Healthcare Properties II, Inc., since its inception on July 9, 2015. Ms. Bracco has served as group general counsel, fund management of CNL Financial Group Investment Management, LLC since May 2018, and previously served as deputy general counsel, real estate (March 2016 to May 2018) and previously served as assistant general counsel (April 2013 to March 2016), where she oversees CNL’s non-traded REITS, as well as supervising the acquisition and asset management functions relating to fund management for CNL.  Ms. Bracco serves as general counsel of CNL Strategic Capital, LLC, a public, non-traded operating company formed to acquire debt and equity of private U.S. businesses.  Ms. Bracco served as assistant general counsel and assistant secretary of CNL Lifestyle Properties, Inc., a public, non-traded REIT, from June 2014 and as vice president since March 2013 until its dissolution in December 2017 and as vice president of its advisor since November 2013. Prior to joining CNL Lifestyle Properties, Inc., Ms. Bracco spent six years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Bracco is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. She received a B.S. in Journalism from the University of Florida and her J.D. from Boston University School of Law.

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

Board Meetings and Attendance

The Board of Directors held five (5) meetings in 2019.  All directors attended 100% of the meetings of the Board.  Although the Company does not have a policy on director attendance at the annual meetings of stockholders, directors are encouraged to do so.

Committees of the Board

Audit Committee

The Company has a standing Audit Committee, the members of which are selected by the Board each year.  The Audit Committee, which is composed entirely of Independent Directors, is chaired by an Independent Director.  The current membership of the Audit Committee and other descriptive information is summarized below.

Independent Directors	Position
J. Chandler Martin	C, E
Michael P. Haggerty	M
J. Douglas Holladay	M
Number of 2019 Meetings	4

FOOTNOTES:

C – Committee Chair

E – Audit Committee Financial Expert

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

In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors.  In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work.  During the year ended December 31, 2019, the Audit Committee held a total of four (4) meetings, including four (4) meetings with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to the filing of such reports with the SEC (the Commission”).  Each member of the Audit Committee attended 100% of the meetings.

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

Board of Directors
James M. Seneff, Jr.
Stephen H. Mauldin
J. Chandler Martin
Michael P. Haggerty
J. Douglas Holladay

Compensation Discussion and Analysis

The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2019. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.

If the Company determines to compensate named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.

Compensation of Directors

Two of our directors, Messrs. Seneff and Mauldin, are employed by and receive compensation from affiliates of our Advisor.  We do not separately compensate them for their services as directors to the Company. Below is information regarding the compensation program in effect during 2019 for our independent directors.

Annual Board Retainer	$45,000
Annual Audit Committee Chair Retainer	$10,000
Annual Special Committee Retainer	$35,000
Annual Special Committee Chair Retainer	$45,000
Board and Committee Meeting Attendance Fees	$2,000 for each Board and Committee Meeting attended
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

The following table gives information regarding the compensation we provided to our directors in 2019.

Name	Fees Earned or Paid in Cash		Total Compensation
James M. Seneff, Jr. (Chairman)	$	―	$	―
Stephen H. Mauldin		―		―
J. Chandler Martin		126,000		126,000
Michael P. Haggerty		106,000		106,000
J. Douglas Holladay		106,000		106,000

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 1% of the total shares outstanding at March 25, 2020.

Name	Number of Shares	Percent of Shares
J. Chandler Martin	―	0.0%
Michael P. Haggerty	―	0.0%
J. Douglas Holladay	―	0.0%
James M. Seneff, Jr (1)	1,370,820	0.8%
Stephen H. Mauldin	6,133	0.0%	(2)
John F. Starr	406	0.0%	(2)
Ixchell C. Duarte	―	0.0%
Tracey B. Bracco	―	0.0%
All directors and executive officers as a group	1,377,359	0.8%
(8 persons)

FOOTNOTES:

(1)	Represents shares held of record by the Advisor.
(2)	The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 0.1% of the total shares outstanding as of March 25, 2020.

Five Percent Stockholders

There are no persons who are known to us to be the beneficial owners of more than 5% of our outstanding common stock as of December 31, 2019 or March 16, 2020.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) to file with the Commission reports regarding their ownership and changes in their ownership of the Company’s securities. Copies of those reports must also be furnished to us. Based solely on a review of the copies of reports furnished to us with respect to 2019 and written representations that no other reports were required, we believe that our executive officers and directors have complied in a timely manner with all applicable Section 16(a) filing requirements. Section 16(a) of the Exchange Act also requires persons who own more than 10% of the Company’s securities to report ownership and changes in ownership to the Commission. To the Company’s knowledge, there are no stockholders who own more than 10% of the Company’s outstanding common stock.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is externally advised and has no direct employees. In addition, certain directors and officers hold similar positions with the Managing Dealer, our Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to certain fees as described in Note 11 “Related Party Arrangements” in Item 8. “Financial Statements and Supplementary Data.”

During 2019, the Company’s Total Operating Expenses incurred represented approximately 1.5% of Average Invested Assets, as each term is defined in the Company’s Charter. During 2019, the Company’s Total Operating Expenses incurred represented approximately 54.3% of Net Income, as each term is defined in the Company’s Charter.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

PricewaterhouseCoopers LLP serves as the Company’s principal accounting firm and audited the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018.

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2019 and 2018, and fees billed for other services rendered (for audit and non-audit services and all “out-of-pocket” costs incurred in connection with these services) by PricewaterhouseCoopers LLP during these periods.

	Years Ended December 31,
	2019	2018
Audit fees	$793,636	$811,679
Audit-related fees	—	—
Tax fees	453,945	546,808
All other fees	—	—
Total Fees	$1,247,581	$1,358,487

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

Audit-Related Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as audit-related fees during the years ended December 31, 2019 and 2018.

Tax Fees – Consists of services related to corporate tax compliance, including preparation of corporate tax returns, review of the tax treatments for certain expenses, tax due diligence or other consulting fees.

All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2019 and 2018.

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	List of Documents Filed as a Part of This Report.
(1)	Index to Consolidated Financial Statements:

CNL Healthcare Properties, Inc.

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018, 2017

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2019

Schedule IV – Mortgage Loans on Real Estate for the years ended December 31, 2019, 2018 and 2017

(3)	Index to Exhibits (refer below).

Item 16.FORM 10-K SUMMARY

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

10.59

Credit Agreement dated as of May 15, 2019 by and between CHP Partners, LP, as borrower, and KeyBank National Association, as agent for itself and the other lenders (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed May 15, 2019 and incorporated herein by reference.)

10.60

Credit Agreement dated as of May 15, 2019 by and between CHP Partners, LP, as borrower, and KeyBank National Association, as agent for itself and the other lenders (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed May 15, 2019 and incorporated herein by reference.)

10.61

Guaranty Agreement dated as of May 15, 2019 by CNL Healthcare Properties, Inc. and certain of its subsidiaries (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed May 15, 2019 and incorporated herein by reference.)

10.62

Term Note dated May 15, 2019 by CHP Partners, LP in favor of KeyBank National Association (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed May 15, 2019 and incorporated herein by reference.)

10.63

Agreement of Purchase and Sale dated as of December 27, 2018 by and between CHP Partners, LP, CNL Healthcare Properties, Inc., certain subsidiaries of the Company and Welltower OM Group LLC (Previously filed a s Exhibit 106.3 to the Annual Report on Form 10-K filed March 21, 2019 and incorporated herein by reference.)

10.64	Schedule of Omitted Documents (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 26th day of March 2020.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 26, 2020
JAMES M. SENEFF, JR.

/s/ Michael P. Haggerty	Independent Director	March 26, 2020
MICHAEL P. HAGGERTY

/s/ J. Douglas Holladay	Independent Director	March 26, 2020
J. DOUGLAS HOLLADAY

/s/ J. Chandler Martin	Independent Director	March 26, 2020
J. CHANDLER MARTIN

/s/ Stephen H. Mauldin	Vice Chairman of the Board, Chief Executive Officer and President	March 26, 2020
STEPHEN H. MAULDIN	(Principal Executive Officer)

Chief Financial Officer, Senior Vice President and Treasurer
/s/ Ixchell C. Duarte		March 26, 2020
IXCHELL C. DUARTE	(Principal Financial and Accounting Officer)