Form 10-Q
period 2020-03-31
CNL Healthcare Properties, Inc.
filed 2020-05-14
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of common stock of the registrant outstanding as of May 13, 2020 was 173,960,540.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Condensed Consolidated Financial Information
CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)
	March 31,	December 31,
ASSETS	2020	2019
Real estate investment properties, net (including VIEs $44,969 and $45,329, respectively)	$1,402,432	$1,412,595
Assets held for sale, net (including VIEs $0 and $0, respectively)	30,417	111,894
Restricted cash (including VIEs $86 and $76, respectively)	5,921	5,997
Cash (including VIEs $597 and $1,024, respectively)	107,755	42,350
Deferred rent and lease incentives (including VIEs $0 and $0, respectively)	15,060	15,331
Other assets (including VIEs $528 and $577, respectively)	24,183	27,049
Intangibles, net	1,121	1,220
Total assets	$1,586,889	$1,616,436
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $29,065 and $29,148, respectively)	$352,784	$375,928
Credit facilities	303,069	302,950
Liabilities associated with assets held for sale (including VIEs $0 and $0, respectively)	463	1,113
Other liabilities (including VIEs $233 and $219, respectively)	9,197	8,609
Accounts payable and accrued liabilities (including VIEs $558 and $1,286, respectively)	22,699	24,530
Due to related parties	1,804	2,275
Total liabilities	690,016	715,405
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	549	558
Stockholders' equity:
Preferred stock, $0.01 par value per share,
200,000 shares authorized; none issued or outstanding	—	—
Excess shares, $0.01 par value per share,
300,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized,
186,626 and 186,626 shares issued, and 173,960 and 173,960 shares outstanding, respectively	1,740	1,740
Capital in excess of par value	1,516,926	1,516,926
Accumulated income	125,573	120,831
Accumulated distributions	(749,145)	(740,239)
Accumulated other comprehensive loss	(46)	(36)
Total stockholders' equity	895,048	899,222
Noncontrolling interest	1,276	1,251
Total equity	896,873	901,031
Total liabilities and equity	$1,586,889	$1,616,436
The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Rental income and related revenues	$7,748	$8,923
Resident fees and services	73,622	71,275
Total revenues	81,370	80,198
Operating expenses:
Property operating expenses	48,242	46,015
General and administrative expenses	2,093	2,959
Asset management fees	4,512	4,593
Property management fees	3,528	3,468
Depreciation and amortization	12,544	12,334
Total operating expenses	70,919	69,369
Gain on sale of real estate	1,074	—
Operating income	11,525	10,829
Other income (expense):
Interest and other income	24	453
Interest expense and loan cost amortization	(7,076)	(11,289)
Equity in earnings of unconsolidated entity	206	96
Total other expense	(6,846)	(10,740)
Income before income taxes	4,679	89
Income tax expense	(553)	(655)
Income (loss) from continuing operations	4,126	(566)
Income from discontinued operations	652	10,474
Net income	4,778	9,908
Less: Amounts attributable to noncontrolling interests
Net income from continuing operations	36	—
Net income from discontinued operations	—	8
Net income attributable to common stockholders	$4,742	$9,900
Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$0.03	$(0.00)
Discontinued operations	$0.00	$0.06
Weighted average number of shares of
common stock outstanding (basic and diluted)	173,960	173,963

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$4,778	$9,908
Other comprehensive (loss) income:
Unrealized gain (loss) on derivative financial instruments, net	4	(892)
Unrealized loss on derivative financial instruments of equity method investments	(14)	—
Total other comprehensive loss	(10)	(892)
Comprehensive income	4,768	9,016
Less: Comprehensive income attributable to noncontrolling interest	36	8
Comprehensive income attributable to common stockholders	$4,732	$9,008

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in	Accumulated		Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Income	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	(Loss)	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2019	$558	173,960	$1,740	$1,516,926	$120,831	$(740,239)	$(36)	$899,222	$1,251	$901,031
Net income	11	—	—	—	4,742	—	—	4,742	25	4,778
Other comprehensive loss	—	—	—	—	—	—	(10)	(10)	—	(10)
Distributions to noncontrolling interests	(20)	—	—	—	—	—	—	—	—	(20)
Cash distributions declared ($0.05120 per share)	—	—	—	—	—	(8,906)	―	(8,906)	—	(8,906)
Balance at March 31, 2020	$549	173,960	$1,740	$1,516,926	$125,573	$(749,145)	$(46)	$895,048	$1,276	$896,873

Balance at December 31, 2018	$579	173,963	$1,740	$1,516,543	$(233,847)	$(345,347)	$1,177	$940,266	$1,081	$941,926
Adoption of new lease standard	—	—	—	—	3,182	—	—	3,182	—	3,182
Net income (loss)	(5)	—	—	—	9,900	—	—	9,900	13	9,908
Other comprehensive loss	—	—	—	—	—	—	(892)	(892)	—	(892)
Distributions to holders of promoted interest	—	—	—	406	—	—	—	406	—	406
Cash distributions declared ($0.11639 per share)	—	—	—	—	—	(20,246)	—	(20,246)	—	(20,246)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	60	60
Balance at March 31, 2019	$574	173,963	$1,740	$1,516,949	$(220,765)	$(365,593)	$285	$932,616	$1,154	$934,344

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net cash flows provided by operating activities – continuing operations	$16,976	$17,822
Net cash flows provided by operating activities – discontinued operations	884	8,333
Net cash flows provided by operating activities	17,860	26,155

Investing activities:
Proceeds from sale of real estate	53,712	―
Deposits on sale of real estate	―	77,500
Capital expenditures	(2,499)	(586)
Other investing activities	―	1,696
Net cash provided by investing activities – continuing operations	51,213	78,610
Net cash provided by (used in) investing activities – discontinued operations	28,398	(1,196)
Net cash provided by investing activities	79,611	77,414

Financing activities:
Distributions to stockholders, net of distribution reinvestments	(8,907)	(20,246)
Draws under credit facilities	―	5,000
Proceeds from mortgages and other notes payable	―	178
Principal payments on mortgages and other notes payable	(23,313)	(4,788)
Other financing activities	(88)	(278)
Net cash flows used in by financing activities	(32,308)	(20,134)

Net increase in cash and restricted cash	65,163	83,435
Cash and restricted cash at beginning of period, including assets held for sale	48,537	65,501
Cash and restricted cash at end of period, including assets held for sale	$113,700	$148,936

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

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

The Company is externally managed and advised by CNL Healthcare Corp. (“Advisor”), which is an affiliate of CNL Financial Group, LLC (“Sponsor”).  The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”). The Advisor is responsible for managing the Company’s day-to-day operations, serving as a consultant in connection with policy decisions to be made by the board of directors, and for identifying, recommending and executing on possible strategic alternatives and dispositions on the Company’s behalf pursuant to an advisory agreement among the Company, the Operating Partnership and the Advisor.  Substantially all of the Company’s operating, administrative and certain property management services are, provided by affiliates of the Advisor.  In addition, certain property management services are provided by third-party property managers.

On September 30, 2015, the Company completed its public offerings (“Offerings”) having received aggregate subscription proceeds of approximately $1.7 billion.  In October 2015, the Company deregistered the unsold shares of its common stock under its previous registration statement on Form S-11, except for 20 million shares that it registered on Form S-3 under the Securities Exchange Act of 1933 with the Securities and Exchange Commission (“SEC”) for the sale of additional shares of common stock through its distribution reinvestment plan (“Reinvestment Plan”).  Effective July 11, 2018, the Company suspended both its Reinvestment Plan and its stock redemption plan (“Redemption Plan”).

In 2017, the Company began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders.  In April 2018, the Company’s board of directors formed a special committee consisting solely of its independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”). During 2018, the Special Committee engaged HFF Securities L.P. (through June 2019) and KeyBanc Capital Markets Inc. to act as financial advisors to the aforementioned Special Committee.  As of December 2018, as part of executing on Possible Strategic Alternatives, the Company had committed to a plan to sell a total of 70 properties including the sale of 63 properties consisting of 53 medical office buildings (“MOBs”), five post-acute care facilities and five acute care hospitals across the US (collectively, the “MOB/Healthcare Portfolio”), a skilled nursing facility in Colorado (“Welbrook Senior Living Grand Junction”) and six skilled nursing facilities in Arkansas (the “Perennial Communities”).  During the year ended December 31, 2019, the Company sold 61 of the properties and during the three months ended March 31, 2020, the Company sold seven additional properties.  As of March 31, 2020, the Company had two remaining acute care properties classified as held for sale.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

1.	Organization (continued)

As of March 31, 2020, , the Company’s healthcare investment portfolio was geographically diversified with properties in 27 states and consisted of interests in 74 properties, including 71 senior housing communities, one vacant land parcel and two acute care hospitals classified as held for sale.  The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company has also leased its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).  In addition, although most of the Company’s investments are wholly owned, it invested in three properties through partnerships with other entities where it is believed to be appropriate and beneficial.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the three months ended March 31, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020.  Amounts as of December 31, 2019 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying unaudited condensed consolidated financial statements include the Company’s accounts, the accounts of wholly owned subsidiaries or subsidiaries for which the Company has a controlling interest, the accounts of two variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and the accounts of other subsidiaries over which the Company has a controlling financial interest.  All material intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties — The recent outbreak of the novel coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by, among other things, instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating significant disruption in global supply chains, and adversely impacting a number of industries.

The major disruption caused by COVID-19 brought to a halt most economic activity in most of the United States resulting in a significant increase in unemployment claims and will likely result in a significant decline in the U.S. Gross Domestic Product. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and trigger a period of global economic slowdown which could have a material adverse effect on the Company’s results and financial condition.

The full impact of COVID-19 on the financial and credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the analysis of real estate impairments, the valuation of contingent assets and liabilities, and the valuation of restricted common stock (“Restricted Stock”) shares issued to the Advisor.  The uncertainty surrounding the COVID-19 pandemic may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and accordingly, actual results could differ from those estimates.

Adopted Accounting Pronouncements — In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326),” which requires a new forward-looking expected loss model to be used for receivables, held-to-maturity debt, loans and other financial instruments.  Previously, when credit losses were measured under current GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss.  The amendments eliminate the probable initial threshold for recognition of credit losses in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019.  The Company adopted this ASU prospectively on January 1, 2020; the adoption of which did not have a material impact on the Company’s consolidated results of operations.

3.	Revenue

The following table presents disaggregated revenue related to the Company’s resident fees and services during the three months ended March 31, 2020 and 2019:

	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2020	2019	2020	2019	2020	2019
Independent living	2,261	2,261	$19.3	$18.5	26.2%	25.9%
Assisted living	2,966	2,966	36.4	35.0	49.5%	49.1%
Memory care	853	853	14.6	14.4	19.8%	20.2%
Other revenues	—	—	3.3	3.4	4.5%	4.8%
	6,080	6,080	$73.6	$71.3	100.0%	100.0%

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of March 31, 2020 and December 31, 2019 are as follows, excluding assets held for sale (in thousands):

	March 31,	December 31,
	2020	2019
Land and land improvements	$130,386	$130,371
Building and building improvements	1,479,704	1,478,111
Furniture, fixtures and equipment	86,651	85,977
Less: accumulated depreciation	(294,309)	(281,864)
Real estate investment properties, net	$1,402,432	$1,412,595

Depreciation expense on the Company’s real estate investment properties, net was approximately $12.4 million and $12.2 million for the three months ended March 31, 2020 and 2019, respectively. These amounts include depreciation through the determination date on assets held for sale; refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

4.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	As of
	March 31,	December 31,
	2020	2019
In-place lease intangibles	$3,943	$83,113
Less: accumulated amortization	(2,822)	(81,893)
Intangible assets, net	$1,121	$1,220

For the three months ended March 31, 2020 and 2019, amortization on the Company’s intangible assets was approximately $0.1 million and $0.1 million, respectively, all of which were included in depreciation and amortization.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations

As part of executing on Possible Strategic Alternatives, the Company had committed to a plan to sell a total of 70 properties, including: (1) the 63 property MOB/Healthcare Portfolio, (2) the six properties in the Perennial Communities and (3) Welbrook Senior Living Grand Junction.  As such, the Company classified the 70 properties as held for sale.  The Company believed the sale of the MOB/Healthcare Portfolio would cause a strategic shift in the Company’s operations and therefore classified the operations of those properties as discontinued operations.  The sale of the other seven properties would not cause a strategic shift in the Company’s operations and were not considered individually significant; therefore, those properties did not qualify as discontinued operations.

During the year ended December 31, 2019, the Company sold 61 of the properties and as of December 31, 2019, had nine properties classified as held for sale.  As of December 31, 2019, the Company had entered into a purchase and sale agreement for its acute care property in New Orleans (the “New Orleans Sale Agreement”) and had entered into a purchase and sale agreement for the Perennial Communities (the “Perennial Sale Agreement”) with unrelated third party buyers.  During the three months ended March 31, 2020, the Company sold the seven properties in accordance with the New Orleans Sale Agreement and the Perennial Sale Agreement and recorded gain on sale of $1.1 million  for financial reporting purposes.  As of March 31, 2020, the Company had two acute care properties remaining from the MOB/Healthcare Portfolio classified as assets held for sale. The two assets held for sale, and the liabilities associated with those assets held for sale, consisted of the following (in thousands):

	As of March 31, 2020
	MOB/Healthcare Portfolio	Other	Total
Real estate investment properties, net	$25,981	$—	$25,981
Intangibles, net	1,583	―	1,583
Deferred rent and lease incentives	1,813	―	1,813
Other assets	1,016	―	1,016
Restricted cash	24	―	24
Assets held for sale, net	$30,417	$—	$30,417

Other liabilities	$430	$—	$430
Accounts payable and accrued liabilities	33	―	33
Liabilities associated with assets held for sale	$463	$—	$463

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations (continued)

As of December 31, 2019, the nine properties classified as assets held for sale, and the liabilities associated with those assets held for sale, consisted of the following (in thousands):

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

The Company classified the revenues and expenses related to the Company’s MOB/Healthcare Portfolio, which consisted of 63 properties, as discontinued operations in the accompanying condensed consolidated statements of operations, as it believed the sale of these properties represented a strategic shift in the Company’s operations.  The following table is a summary of the Company’s income from discontinued operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Rental income and related revenues	$972	$29,596

Operating expenses:
Property operating expenses	6	6,862
General and administrative expenses	172	293
Asset management fees	138	2,996
Property management fees	8	758
Total operating expenses	324	10,909
Operating income	648	18,687

Other income (expense):
Interest and other income	7	9
Interest expense and loan cost amortization	—	(8,202)
Total other income (expense)	7	(8,193)

Income before income taxes	655	10,494
Income tax expense	(3)	(20)
Income from discontinued operations	$652	$10,474

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

7.	Variable Interest Entities

As of March 31, 2020 and December 31, 2019, the Company had two subsidiaries classified as VIEs. These subsidiaries are joint ventures with completed real estate under development in which their equity interest consists of non-substantive protective voting rights.  Additionally, one of the subsidiaries has insufficient equity at risk due to the development nature of the joint venture. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these subsidiaries due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $14.4 million as of March 31, 2020. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

8.	Indebtedness

During the three months ended March 31, 2020, the Company repaid the Primrose II Communities outstanding mortgage loan balance of approximately $20.5 million, which was scheduled to mature in June 2020.

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of March 31, 2020 and December 31, 2019 (in millions):

	March 31,		December 31,
	2020		2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$362.2	$352.8	$381.2	$375.9
Credit facilities	$305.0	$303.1	$305.0	$303.0

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of March 31, 2020 and December 31, 2019 because of the relatively short maturities of the obligations.

All of the Company’s mortgage and construction loans contain customary financial covenants and ratios; including (but not limited to) debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc.

The credit facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status.  As of March 31, 2020, the Company was in compliance with all financial covenants.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

9.	Related Party Arrangements

During the three months ended March 31, 2020 and 2019, the Company paid approximately $0.07 million and $0.2 million, respectively, of cash distributions on restricted stock issued through March 2017 pursuant to the Advisor expense support agreement.  These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the three months ended March 31, 2020 and 2019, and related amounts unpaid as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	Three Months Ended		Unpaid amounts as of (1)
	March 31,		March 31,	December 31,
	2020	2019	2020	2019
Reimbursable expenses:
Operating expenses (2)	$668	$1,268	$296	$698
	668	1,268	296	698

Disposition fee (3)	143	―	―	―
Financing coordination fees (4)	―	201	―	―
Asset management fees	4,650	7,597	1,508	1,577
	$5,461	$9,066	$1,804	$2,275

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.

(3)	Amounts are recorded as a reduction to gain on sale of real estate in the accompanying condensed consolidated statements of operations.
(4)

There were no financing coordination fees for the three months ended March 31, 2020.  For the three months ended March 31, 2019, the Company incurred approximately $0.2 million in financing coordination fees, which was capitalized and included in its investment in the Windsor Manor Joint Venture, which is recorded in other assets in the accompanying condensed consolidated balance sheets.

10.	Equity

Stockholders’ Equity:

Distributions — During the three months ended March 31, 2020 and 2019, the Company declared cash distributions of approximately $8.9 million and $20.2 million, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

11.	Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the three months ended March 31, 2020 and 2019.  The Company recorded a total provision for income taxes of approximately $0.6 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.  Of the approximate $0.6 million in income tax expense for the three months ended March 31, 2020, approximately $0.2 million represents current income tax expense, and approximately $0.4 million represents a decrease to the Company’s net deferred tax assets which is primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carryforwards.  Of the approximate $0.7 million in income tax expense for three months ended March 31, 2019, approximately $0.2 million represents current income tax expense and approximately $0.5 million represents a decrease to the Company’s net deferred tax assets which is primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carryforwards.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. Although the CARES Act contains many income tax relief provisions, they are not estimated to have a material impact on the Company.  As required under U.S. GAAP, the effects of tax law changes are recognized in the period of enactment.

12.	Commitments and Contingencies

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

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  The Company has six remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.  As of March 31, 2020, one property had met its established performance metrics, but no promoted interest obligation was currently owed pursuant to the distribution calculation; whereas for the remaining five promoted interest agreements, the established performance metrics were not met nor probable of being met as of March 31, 2020.

The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares for financial reporting purposes that were issued pursuant to the Advisor expense support agreement.  Refer to Note 9. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares.

13.	Subsequent Events

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic.  Subsequent to March 31, 2020, the COVID-19 pandemic has had a significant effect on global markets, supply chains, businesses and communities.  In April 2020, the Company borrowed $40 million under its Revolving Credit Facility as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19. COVID-19 has impacted various parts of the Company’s operations and financial results, including but not limited to, additional costs for emergency preparedness, disease control and containment, additional labor costs of healthcare personnel, and potential  loss of revenue due to potential reductions in occupancy levels.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

13.	Subsequent Events (continued)

The Company remains focused on maintaining a strong balance sheet, liquidity and financial flexibility and continues to monitor developments as it deals with the disruptions and uncertainties from a business and financial perspective relating to COVID-19. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

Important factors that could cause the Company's actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to government regulation, economic, strategic, political and social conditions and the following:

•	the severity and duration of the COVID-19 pandemic;
•	actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;
•	the impact of the COVID-19 pandemic and health and safety measures taken to slow its spread;
•	a worsening economic environment in the U.S. or globally, including financial market fluctuations;
•	risks associated with the Company’s investment strategy, including its concentration in the healthcare sector;
•	the illiquidity of an investment in the Company’s stock;
•	liquidation at less than the subscription price of the Company’s stock;
•

the impact of regulations requiring periodic valuation of the Company on a per share basis, including the uncertainties inherent in such valuations and that the amount that a stockholder would ultimately realize upon liquidation may vary significantly from the Company’s estimated net asset value;

•	risks associated with real estate markets, including declining real estate values;
•	risks associated with reliance on the Company’s advisor and its affiliates, including conflicts of interest;
•	the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets;
•	the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants;
•	failure to successfully manage growth or integrate acquired properties and operations;
•	the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis;
•	competition for properties and/or tenants; defaults on or non-renewal of leases by tenants;
•	failure to lease properties on favorable terms or at all;

•	the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties;
•	the impact of changes in accounting rules;
•	inaccuracies of the Company’s accounting estimates;
•	unknown liabilities of acquired properties or liabilities caused by property managers or operators;
•	material adverse actions or omissions by any joint venture partners;
•	consequences of the Company’s net operating losses;
•	increases in operating costs and other expenses;
•	uninsured losses or losses in excess of the Company’s insurance coverage;
•	the impact of outstanding and/or potential litigation;
•	risks associated with the Company’s tax structuring;
•	failure to qualify for and maintain the Company’s qualification as a REIT for federal income tax purposes; and
•	the Company’s inability to protect its intellectual property and the value of its brand.

Given these uncertainties, the Company cautions you not to place undue reliance on forward-looking information.

For further information regarding risks and uncertainties associated with the Company’s business and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s  reports filed from time to time with the SEC, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual reports on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com.  One of the most significant factors is the ongoing and potential impact of the current outbreak of the COVID-19 pandemic on the economy and the broader financial markets, which may have a significant negative impact on the Company's financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic in the second quarter or thereafter.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of March 31, 2020 (unaudited) and December 31, 2019.  Amounts as of December 31, 2019 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We are externally managed and advised by CNL Healthcare Corp. (the “Advisor”).  Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives (as described below under “Possible Strategic Alternatives”), and dispositions on our behalf pursuant to an advisory agreement. In May 2020, we extended the advisory agreement with our Advisor through June 2021.  For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Note 9. “Related Party Arrangements.”

On September 30, 2015, we completed our Offerings having received aggregate subscription proceeds of approximately $1.7 billion.  In October 2015, we deregistered the unsold shares of our common stock under our previous registration statement on Form S-11, except for 20 million shares that we registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through our Reinvestment Plan.  As part of moving forward with the consideration of Possible Strategic Alternatives, effective July 11, 2018 we suspended our Reinvestment Plan and stockholders who were participants in our Reinvestment Plan now receive cash distributions instead of additional shares of our common stock.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic which has resulted in significant effects on global markets, supply chains, businesses and communities. The outbreak of the COVID-19 pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by, among other things, instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating significant disruption in global supply chains, and adversely impacting a number of industries.

The major disruption caused by COVID-19 brought to a halt most economic activity in most of the United States resulting in a significant increase in unemployment claims and will likely result in a significant decline in the U.S. Gross Domestic Product. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and trigger a period of global economic slowdown which could have a material adverse effect on our Company’s results and financial condition.

The full impact of COVID-19 on the financial and credit markets and consequently on our business, financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond our control including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19.

Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. For example, on March 27, 2020, the current administration signed into law the CARES Act, an approximately $2 trillion stimulus package responding to the economic harms of COVID-19.  The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, which includes a form of financing and loan forgiveness/forbearance. In addition, the current administration has indicated that it may sign additional legislation relating to the COVID-19 pandemic. It is currently unclear how or if any future legislation would impact or benefit us, but we continue to analyze the relevant legislative and regulatory developments and the potential impact they may have on our business, results of operations, financial condition and liquidity.

The Advisor began its contingency and process planning for the potential pandemic and transitioned swiftly to a remote working environment in early March for all the personnel that support our Company’s operations in advance of the issuance of stay at home orders from state and local governmental agencies.  In March, we proactively increased our engagement with our property managers and our communities.  Even though we already had influenza protocols at each of our seniors housing communities, we immediately enhanced the influenza protocols to incorporate new guidelines issued by the CDC to address the increased exposure from COVID-19.

As of March 31, 2020, including the five senior housing communities owned through our unconsolidated joint venture, we owned 71 seniors housing communities, which include 15 properties leased to third party tenants under triple-net leases (“NNN”) and 56 properties managed through third party operators. While March average occupancy had not been materially impacted, average occupancy trended lower starting in the second half of March and has continued to decline further as a result of move in restrictions, intensified screening and other measures enacted at our communities to address the spread of the COVID-19 pandemic.   Starting in the last half of March, we began incurring unanticipated COVID-19 related operating expenses, including higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment. We have and expect to continue incurring higher operating expenses during the COVID-19 pandemic.

Our 71 seniors housing communities are located throughout the United States in 26 states with a population of nearly 7,000 residents and approximately 5,500 community-level staff.  As of May 13, 2020, as reported by our senior housing operators, we had 39 active confirmed positive cases among our residents and staff members in six of our communities located in four states.  The number of confirmed cases in our senior housing communities may continue to increase depending on the duration, scope and depth of the COVID-19 pandemic as well as the timing and extent of ceasing stay at home and other social distancing restrictions from state and local governmental agencies.

As described below in “Liquidity and Capital Resources”, as of March 31, 2020, we had approximately $107.8 million in cash, which included net sales proceeds of approximately $82.1 million from the sale of seven properties during the three months ended March 31, 2020 and net sales proceeds from the sale of two properties during the last half of 2019.  At that date, we had approximately $176.1 million of availability under our Revolving Credit Facility. In April 2020, we borrowed $40 million under our Revolving Credit Facility as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19.  We invested the amounts borrowed, along with the majority of available cash on hand, in short-term highly liquid investments. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

We collected all rents through March 2020 relating to our NNN properties.  We received a request and are in the process of granting a three-month rent payment deferral of approximately $2 million. It is not contemplated that any rental amounts will be forgiven, and repayment of the deferred amounts has been rescheduled to be collected over twelve monthly installments beginning in January 2021.

We believe we are taking appropriate actions to manage through the COVID-19 pandemic.  As described above, we began to see a reduction in our operating results in the last half of March which has continued through May.  However, the full impact of COVID-19 is unknown and cannot be reasonably estimated. The ultimate extent of the impact of COVID-19 on the financial performance of our Company will depend on future developments, including the duration and spread of COVID-19 and its effects on the overall economy, all of which are highly uncertain and cannot be predicted.

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

In December 2019, we entered into a purchase and sale agreement for the sale of our six skilled nursing facilities in Arkansas (the “Perennial Communities Sale Agreement”) with an unrelated third party for a gross sales price of $55.0 million, subject to certain pro-rations and other adjustments, as described in the Perennial Communities Sale Agreement.  In addition, in December 2019, we entered into a purchase and sale agreement with an unrelated third party for our acute care hospital in New Orleans (the “New Orleans Sale Agreement”) for a gross sales price of $28.65 million.  We recorded an impairment provision of $0.1 million related to the property in New Orleans to write-off the associated assets in excess of the estimated net sales proceeds, as it was determined that the carrying value of this property would not be recoverable.  During the three months ended March 31, 2020, we sold the property related to the New Orleans Sale Agreement and the six properties related to the Perennial Communities Sale Agreement, respectively. During 2020, as market conditions permit in light of COVID-19, we will continue executing on our plan to sell the remaining two properties that we had classified as held for sale as of March 31, 2020.

Portfolio Overview

As of March 31, 2020, our healthcare investment portfolio consisted of interests in 74 properties, comprising 71 senior housing communities, one vacant land parcel and two acute care hospitals classified as held for sale.  Of our properties held as of March 31, 2020, five of our 71 seniors housing properties were owned through an unconsolidated joint venture.  During 2020, as market conditions permit in light of the market disruptions from COVID-19, we intend to continue executing on our plan to sell the two remaining properties classified as held for sale.

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on healthcare real estate and real estate-related assets.  Including our two acute care properties classified as held for sale, our remaining healthcare investment portfolio is geographically diversified with properties in 27 states. The map below shows our remaining healthcare investment portfolio across geographic regions as of May 13, 2020:

The following table summarizes our remaining healthcare investment portfolio by asset class and investment structure as of May 13, 2020:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	17.2%
Seniors housing managed (2)	51	1,427.8	78.9%
Seniors housing unimproved land	1	1.1	0.1%
Acute care leased (1) (3)	2	39.5	2.1%
Unconsolidated investments:
Seniors housing managed (4)	5	31.1	1.7%
	74	$1,810.5	100.0%

_____________

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income and related revenues.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)	Properties held for sale as of March 31, 2020.
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

We monitor the performance of our tenants and third-party operators to stay abreast of any material changes in the operations of the underlying properties by (1) reviewing the current, historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent), (2) monitoring trends in the source of our tenants’ revenue, including the relative mix of public payors (including Medicare, Medicaid, etc.) and private payors (including commercial insurance and private pay patients), (3) evaluating the effect of evolving healthcare legislation and other regulations on our tenants’ profitability and liquidity, and (4) reviewing the competition and demographics of the local and surrounding areas in which the tenants operate. We are working closely with our tenants and third-party operators to monitor the impact from COVID-19 on the operations of our seniors housing communities.

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

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of March 31, 2020, excluding the two properties comprising our MOB/Healthcare Portfolio which were classified as discontinued operations:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	77.5%	2022-2025
Wellmore, LLC	2	366	22.5%	2026-2027
	15	1,627	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	31.1%	2021-2024
Prestige Senior Living, LLC	13	895	14.3%	2023-2024
Morningstar Senior Management, LLC	4	834	13.3%	2023

SLH Austin Manager, LLC	3	431	6.9%	2020
Parc Communities, LLC	2	385	6.2%	2023
Harborchase Retirement, LLC	4	380	6.1%	2023-2029
Other operators (1)	18	1,382	22.1%	2020-2027
	51	6,255	100.0%

_________________

FOOTNOTES:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our consolidated rentable square footage.

Tenant Lease Expirations

As of March 31, 2020, excluding the two properties classified as discontinued operations and the five properties owned through unconsolidated investment, we owned 66 seniors housing properties. During the three months ended March 31, 2020, our rental income from continuing operations represented approximately 9.5% of our total revenues from continuing operations.

Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses.  Each tenant is expected to pay real estate taxes directly to the taxing authorities. However, if the tenant does not pay the real estate taxes, we would be liable.

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date.  As of March 31, 2020, none of our rental income from continuing operations was scheduled to expire until 2022.  Therefore, we do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.  We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.” Certain amendments or modifications to the terms of existing leases could require lender approval.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2020, each of the next nine years and thereafter on our consolidated healthcare investment portfolio, excluding the two properties classified as discontinued operations, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of March 31, 2020:

Year of Expiration (1)	Number of Tenants	Expiring Leased Square Feet		Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2020	―	―	$	―	―
2021	―	―		―	―
2022	5	518		8,184	30.3%
2023	—	—		—	—
2024	—	—		―	―
2025	8	743		11,478	42.5%
2026	1	137		3,296	12.2%
2027	1	229		4,058	15.0%
2028	—	—		―	―
2029	—	—		—	—
Thereafter	—	—		—	—
Total	15	1,627		$27,016	100.0%

Weighted Average Remaining Lease Term: (3)				4.8 years

_________________

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Liquidity and Capital Resources

General

Our ongoing primary sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, other assets and undistributed operating cash flows, and as part of executing on Possible Strategic Alternatives as described above under “Possible Strategic Alternatives,” proceeds from the sales of real estate.  Our primary use of capital includes the payment of distributions, payment of operating expenses, funding capital improvements to existing properties and payment of debt service.  Our ongoing sources and uses of capital will be impacted by the COVID-19 pandemic as described above in “COVID-19”.

As necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures or to cover periodic shortfalls between distributions paid and cash flows from operating activities.

As of March 31, 2020, we had a strong balance sheet with approximately $283.9 million of liquidity (consistsing of approximately $107.8 million in cash on hand and approximately $176.1 million of undrawn availability under our Revolving Credit Facility) with only approximately $16.4 million of debt obligations coming due during 2020. In April 2020, the Company borrowed $40 million under its Revolving Credit Facility as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.  However, the full impact of COVID-19 is unknown and cannot be reasonably estimated. The ultimate extent of the impact of COVID-19 on the financial performance of our Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

We have pledged our properties in connection with our borrowings and may continue to strategically leverage our real estate and use debt financing as a means of providing additional funds for the payment of distributions to stockholders, working capital and for other corporate purposes.  Our ability to increase our borrowings could be adversely affected by credit market conditions, including the COVID-19 pandemic, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on our unhedged variable rate debt or the timing of when we seek to refinance existing debt. In addition, we continue to evaluate the need for additional interest rate protection in the form of interest rate swaps or caps on unhedged variable rate debt.

Our cash flows from operating and investing activities as described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations and exclude the results from the 63 properties from our MOB/Healthcare Portfolio classified as discontinued operations, of which 61 were sold subsequent to March 31, 2019 and of which two properties were classified as held for sale as of March 31, 2020.

Sources of Liquidity and Capital Resources

Proceeds from Sale of Real Estate – Continuing Operations

During the three months ended March 31, 2020, we closed on the sale of six properties under the Perennial Communities Sales Agreement and received net sales proceeds of $53.7 million.   We plan to retain the net sales proceeds for corporate purposes as we are focused on maintaining a strong balance sheet, liquidity and financial flexibility given the uncertainty relating to COVID-19.

Proceeds from Sale of Real Estate – Discontinued Operations

As part of executing under our Possible Strategic Alternatives, during the three months ended March 31, 2020, we closed on the sale of our property under the New Orleans Sale Agreement and received net sales proceeds of $28.4 million.  We plan to retain these net sales proceeds, along with the net sales proceeds received from the sale of the acute-care property during the last half of 2019, for corporate purposes as we are focused on maintaining a strong balance sheet, liquidity and financial flexibility given the uncertainty relating to COVID-19.

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

During the three months ended March 31, 2019, we borrowed proceeds of approximately $5.2 million. There were no borrowings under the 2019 Credit Facilities during the three months ended March 31, 2020. We have borrowed money and intend to continue borrowing money, to fund other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities, to the extent impacted by the disruption and uncertainties from COVID-19.  Our principal demand for funds is expected to be for the payment of debt service on our outstanding indebtedness and the payment of distributions.  Generally, we expect to meet short-term working capital needs from our cash flows from operations.  In April, we borrowed $40 million from our 2019 Credit Facilities as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19.

On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy. During 2019, we completed refinancings, repayments of scheduled debt obligations and, during 2019, as part of executing under our Possible Strategic Alternatives, made early repayments of obligations scheduled to mature after December 31, 2019.

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis.  As of March 31, 2020 and December 31, 2019, we had an aggregate debt leverage ratio of approximately 34.6% and 35.5%, respectively, of the aggregate carrying value of our assets.  As described above under “Possible Strategic Alternatives,” during 2019 and through the three months ended March 31, 2020, we sold 68 of the 70 properties we had classified as held for sale and used a portion of the net sales proceeds to pay off indebtedness related to those properties and to pay down a portion of the amounts outstanding on our mortgages and notes payable and our Credit Facilities.  Refer to “Uses of Liquidity and Capital Resources – Debt Repayments” for additional information.

Deposits on Sale of Real Estate

In December 2018, we signed a purchase and sale agreement for the sale of 55 properties within our MOB/Healthcare Portfolio.  In connection with the MOB Sale, total deposits of approximately $76.0 million were placed by the buyer in escrow.  In March 2019, we entered into a purchase and sale agreement related to the sale of four properties (the “IRF Sale”) within our MOB/Healthcare Portfolio.  In connection with the IRF Sale, approximately $1.5 million were placed by the buyer in escrow. In April and May 2019, we completed the IRF Sale and MOB Sale, respectively.

Net Cash Provided by Operating Activities – Continuing Operations

We experienced positive cash flow from operating activities for the three months ended March 31, 2020 and 2019 of approximately $17.0 million and $17.8 million, respectively.  The change in cash flows from operating activities for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily impacted by the sale of the Perennial Communities in March 2020. We expect our cash from operations will be negatively impacted as a result of the decrease in occupancy revenues and an increase in operating expenses from the COVID-19 pandemic.

Uses of Liquidity and Capital Resources

Capital Expenditures

We paid approximately $2.5 million and $0.6 million in capital expenditures during the three months ended March 31, 2020 and 2019, respectively.

Debt Repayments

During the three months ended March 31, 2020, we paid approximately $23.3 million of debt obligations, which included approximately $20.5 million of debt obligations that were scheduled to mature in June 2020 and $2.8 million of scheduled repayments on our mortgages and other notes payable. During the three months ended March 31, 2019, we paid approximately $4.8 million of scheduled repayments on our mortgages and other notes payable.

As of March 31, 2020, we have approximately $16.4 million of debt obligations coming due during 2020.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities.  While we generally expect to pay distributions from cash flows provided by operating activities, we have and may continue to cover periodic shortfalls between distributions paid and cash flows from operating activities with proceeds from other sources; such as from cash flows provided by financing activities (“Other Sources”), a component of which could include borrowings, whether collateralized by our properties or unsecured, or net sales proceeds from the sale of real estate.  We will continue to monitor the extent of the impact of the disruptions from the COVID-19 pandemic on our cash flows from operations in determining the level of distributions going forward.

As part of executing our Possible Strategic Alternatives, in May 2019 we used a portion of the net sales proceeds received from the MOB Sale to pay a special cash distribution.  Our board of directors declared a special cash distribution of $2.00 per share to the holders of record of our common stock, for an aggregate total distribution of approximately $347.9 million.  Additionally, as a result of the sales of these properties, our board of directors adjusted our regular quarterly cash distribution to an amount equal to $0.0512 per share, compared to $0.1164 per share in effect since the third quarter of 2017.  The adjustment to our regular cash distributions was the result of a reduction in our remaining earnings base and operating cash flows given the associated impact of the sale of real estate on our operating cash flows.  No amounts distributed to stockholders during the three months ended March 31, 2020 and 2019 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for three months ended March 31, 2020 and 2019 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2020 Quarters
First	$0.05120	$8,906	$17,860
Total	$0.05120	$8,906	$17,860

2019 Quarters
First	$0.11639	$20,246	$26,155
Total	$0.11639	$20,246	$26,155

FOOTNOTES:

(1)

For the three months ended March 31, 2020 and 2019, our net income attributable to common stockholders was approximately $4.8 million and $9.9 million, respectively, while cash distributions declared were approximately $8.9 million and $20.2 million, respectively.  For each of the three months ended March 31, 2020 and 2019, 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.

(2)

Amounts herein include cash flows from discontinued operations.  Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

Results of Operations

Except for the impact from the COVID-19 pandemic as described above in “COVID-19”, we are not aware of other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the  operation of properties, , other than those referred to in the risk factors identified in “Part II, Item 1A” of this report and the “Risk Factors” section of our Annual Report.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

Three months ended March 31, 2020 as compared to the three months ended March 31, 2019

As of March 31, 2020, excluding properties classified as discontinued operations, unconsolidated investments and unimproved land, we owned 66 consolidated operating investment properties.

	Investment count as of
	March 31,
Consolidated operating investment types:	2020	2019
Seniors housing leased	15	15
Seniors housing managed	51	51
Post-acute care leased	―	7
	66	73

Rental Income and Related Revenues. Rental income and related revenues were approximately $7.7 million for the three months ended March 31, 2020 as compared to $8.9 million for the three months ended March 31, 2019.  This decrease was primarily due to sale of the Grand Junction property and the six skilled nursing facilities located in Arkansas (“Perennial Communities”).   Rental income and related revenues are expected to decline during 2020 as compared to 2019 due to the sale of the Grand Junction property in December 2019 and the Perennial Communities in March 2020.

Resident Fees and Services. Resident fees and services income were approximately $73.6 million for the three months ended March 31, 2020 as compared to approximately $71.3 million for the three months ended March 31, 2019.  The increase in resident fees and services is primarily a result of year-over-year growth in occupancy rates within our seniors housing properties and the continued lease-up of additional seniors housing units. As a result of the disruptions and uncertainty from COVID-19, we expect to see a reduction in occupancy levels and resident fees and services over the remainder of 2020.

Property Operating Expenses. Property operating expenses were approximately $48.2 million for the three months ended March 31, 2020 as compared to approximately and $46.0 million for the three months ended March 31, 2019.  The increase in property operating expenses is primarily a result of year-over-year growth in occupancy rates within our seniors housing properties, the continued lease-up of additional seniors housing units and the increase in COVID-19 related expenses.  We expect property operating expenses to increase during the remainder of 2020 due to incurring additional costs for emergency preparedness, disease control and containment, and labor costs of healthcare personnel as a result of COVID-19.

General and Administrative Expenses. General and administrative expenses were approximately $2.1 million for the three months ended March 31, 2020, as compared to approximately $3.0 million for the three months ended March 31, 2019.  The decrease across periods was primarily attributable to expenses incurred during the three months ended March 31, 2019 as part of executing on Possible Strategic Alternatives.

Asset Management Fees. We incurred asset management fees of approximately $4.5 million and $4.6 million for the three months ended March 31, 2020 and 2019, respectively. Monthly asset management fees equal to 0.08334% of invested assets are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments.

Property Management Fees.  We incurred property management fees of approximately $3.5 million for each of the three months ended March 31, 2020 and 2019.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.5 million and $12.3 million for the three months ended March 31, 2020 and 2019, respectively.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.

Gain on Sale of Real Estate.  Gain on sale of real estate relating to the sale of the Perennial Communities in March 2020 was approximately $1.1 million for the three months ended March 31,2020. There were no sales of properties during the three months ended March 31, 2019.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $7.1 million for the three months ended March 31, 2020 as compared to approximately $11.3 million for the three months ended March 31, 2019.  The decrease in interest expense and loan cost amortization was primarily the result of the repayment of approximately $1.1 billion of indebtedness from the refinancing of our credit facilities and the strategic repayment of other property related indebtedness using net sales proceeds from the sales of properties subsequent to March 31, 2019.

Income from Discontinued Operations. As discussed above under “Strategic Alternatives,” we classified the revenues and expenses related to our MOB/Healthcare Portfolio, which consisted of 63 properties, as discontinued operations because we believed the sale of these properties would cause a strategic shift in our operations.  We had income from discontinued operations of approximately $0.7 million for the three months ended March 31, 2020, as compared to income from discontinued operations of approximately $10.5 million for the three months ended March 31, 2019.  The decrease in income from discontinued operations across periods primarily resulted from the sale of 61 properties within our MOB/Healthcare Portfolio subsequent to March 31, 2019. Refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents NOI from a property that was sold in December 2019 and six properties that were sold in March 2020.  The chart below presents a reconciliation of net income to NOI for the three months ended March 31, 2020 and 2019 (in thousands) and the amount invested in properties as of March 31, 2020 and 2019 (in millions), excluding the 20 properties classified as discontinued operations:

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
Net income	$4,778	$9,908
Adjusted to exclude:
General and administrative expenses	2,093	2,959
Asset management fees	4,512	4,593
Depreciation and amortization	12,544	12,334
Gain on sale of real estate	(1,074)	—
Other expenses, net of other income	6,846	10,740
Income tax expense	553	655
Income from discontinued operations	(652)	(10,474)
NOI	29,600	30,715	$(1,115)	(3.6%)
Less: Non-same-store NOI	(986)	(2,109)
Same-store NOI	$28,614	$28,606	$8	0.0%
Invested in operating properties, end of period (in millions)	$1,498	$1,804

Overall, our same-store NOI was consistent across periods for the three months ended March 31, 2020 and 2019.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, (“NAREIT”) promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  The use of FFO is recommended by the REIT industry as a supplemental performance measure.  FFO is not equivalent to net income or loss as determined under GAAP.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses for business combinations from a capitalization/depreciation model) to an expensed-as-incurred model that were put into effect in 2009, and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP and accounted for as operating expenses.  Our management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases.  Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA has standardized a measure known as modified funds from operations (“MFFO”) which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We believe that because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

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

The following table presents a reconciliation of net income to FFO and MFFO for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common stockholders	$4,742	$9,900
Adjustments:
Depreciation and amortization:
Continuing operations	12,544	12,334
Gain on sale of real estate
Continuing operations	(1,074)	—
FFO adjustments attributable to noncontrolling interests:
Continuing operations	(47)	(48)
FFO adjustments from unconsolidated entities (1)	8	332
FFO attributable to common stockholders	16,173	22,518
Straight-line rent adjustments: (2)
Continuing operations	401	(182)
Discontinued operations	—	(766)
Amortization of above and below market intangibles: (3)
Continuing operations	(10)	(10)
Realized gain on extinguishment of debt: (4)
Continuing operations	35	—
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	5	(2)
Discontinued operations	—	1
MFFO attributable to common stockholders	$16,604	$21,559
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,963
Net income per share (basic and diluted)	$0.03	$0.06
FFO per share (basic and diluted)	$0.09	$0.13
MFFO per share (basic and diluted)	$0.10	$0.12

________________

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
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

(4)

Management believes that adjusting for the realized gain on the extinguishment of debt, hedges or other derivatives is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

Contractual Obligations

The following table presents our contractual obligations by payment periods as of March 31, 2020, including liabilities associated with assets held for sale (in thousands):

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter	Total
Mortgages and other notes payable (principal and interest)	$27,442	$311,636	$45,909	$—	$384,987
Credit facilities (principal and interest)	5,650	15,066	314,707	—	335,423
	$33,092	$326,702	$360,616	$—	$720,410

Off-Balance Sheet Arrangements

As of March 31, 2020, our off-balance sheet and other arrangements were not materially different from the amounts reported for the year ended December 31, 2019.  Refer to our annual report on Form 10-K for the year ended December 31, 2019 for a summary of our off-balance sheet and other arrangements.

Related-Party Transactions

See Item 1. “Condensed Consolidated Financial Information” and our Annual Report on Form 10-K for the year ended December 31, 2019 for a summary of our related party transactions.

Critical Accounting Policies and Estimates

See Item 1. “Condensed Consolidated Financial Information” and our Annual Report on Form 10-K for the year ended December 31, 2019 for a summary of our critical accounting policies and estimates.

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

The following is a schedule as of March 31, 2020 of our fixed and variable rate debt maturities for the remainder of 2020, and each of the next four years and thereafter (principal maturities only), including liabilities associated with assets held for sale (in thousands):

	Expected Maturities
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value(1)
Fixed rate debt	$8,160	$11,311	$282,220	$23,417	$20,665	$—	$345,773	$354,000
Weighted average interest rate on fixed rate debt	4.29%	4.29%	4.27%	4.65%	3.25%	—	4.23%
Variable rate debt	$8,195	$—	$—	$40,000	$265,000	$—	$313,195	$313,000
Average interest rate on variable rate debt	LIBOR+ 1.97%	—	—	LIBOR+ 1.95%	LIBOR+ 1.95%	—	LIBOR+ 1.95%

________________

FOOTNOTES:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2020. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2020, compared to LIBOR rates as of March 31, 2020, would result in fluctuation of interest expense on our variable rate debt of approximately $3.1 million for the year ending December 31, 2020.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of March 31, 2020, the Company’s debt is comprised of approximately 52.5% in fixed rate debt, approximately 42.6% in variable rate debt with current interest rate protection and approximately 4.9% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

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

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities - None

Issuer Purchases of Equity Securities – None

Secondary Sales of Registered Shares between Investors

During the three months ended March 31, 2020 and 2019, there were approximately 35,000 shares and 116,000 shares transferred between investors, respectively, at an average sales price per share of approximately $5.58 and $7.84, respectively.  We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 3.	Defaults Upon Senior Securities - None
Item 4.	Mine Safety Disclosure – Not Applicable
Item 5.	Other Information - None
Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 2020.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)