Form 10-Q
period 2020-06-30
CNL Healthcare Properties, Inc.
filed 2020-08-13
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of common stock of the registrant outstanding as of August 13, 2020 was 173,960,540.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Condensed Consolidated Financial Information

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30,	December 31,
ASSETS	2020	2019
Real estate investment properties, net (including VIEs $44,590 and $45,329, respectively)	$1,391,537	$1,412,595
Cash and cash equivalents (including VIEs $575 and $1,024, respectively)	143,856	42,350
Assets held for sale, net	30,704	111,894
Other assets (including VIEs $504 and $577, respectively)	29,033	27,049
Deferred rent and lease incentives	14,398	15,331
Restricted cash (including VIEs $105 and $76, respectively)	6,172	5,997
Intangibles, net	1,023	1,220
Total assets	$1,616,723	$1,616,436
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $29,183 and $29,148, respectively)	$350,191	$375,928
Credit facilities	343,187	302,950
Accounts payable and accrued liabilities (including VIEs $900 and $1,286, respectively)	23,532	24,530
Other liabilities (including VIEs $269 and $219, respectively)	8,939	8,609
Due to related parties	1,747	2,275
Liabilities associated with assets held for sale	900	1,113
Total liabilities	728,496	715,405
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	544	558
Stockholders' equity:
Preferred stock, $0.01 par value per share,
200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share,
300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized,186,626 and 186,626 shares issued, and 173,960 and 173,960 shares outstanding, respectively	1,740	1,740
Capital in excess of par value	1,516,926	1,516,926
Accumulated income	125,793	120,831
Accumulated distributions	(758,052)	(740,239)
Accumulated other comprehensive loss	(41)	(36)
Total stockholders' equity	886,366	899,222
Noncontrolling interest	1,317	1,251
Total equity	888,227	901,031
Total liabilities and equity	$1,616,723	$1,616,436

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Rental income and related revenues	$6,418	$8,259	$14,166	$17,182
Resident fees and services	71,577	71,888	145,199	143,163
Total revenues	77,995	80,147	159,365	160,345
Operating expenses:
Property operating expenses	48,551	46,568	96,793	92,583
General and administrative expenses	2,592	5,225	4,685	8,184
Asset management fees	4,415	4,589	8,927	9,182
Property management fees	3,336	3,410	6,864	6,878
Financing coordination fees	―	1,878	―	1,878
Depreciation and amortization	12,454	12,347	24,998	24,681
Total operating expenses	71,348	74,017	142,267	143,386
Gain on sale of real estate	―	228	1,074	228
Operating income	6,647	6,358	18,172	17,187
Other income (expense):
Interest and other income	101	593	125	1,046
Interest expense and loan cost amortization	(6,108)	(11,359)	(13,184)	(22,648)
Equity in earnings of unconsolidated entity	200	98	406	194
Total other expense	(5,807)	(10,668)	(12,653)	(21,408)
Income (loss) before income taxes	840	(4,310)	5,519	(4,221)
Income tax expense	(764)	(533)	(1,317)	(1,188)
Income (loss) from continuing operations	76	(4,843)	4,202	(5,409)
Income from discontinued operations	170	333,370	822	343,844
Net income	246	328,527	5,024	338,435
Less: Amounts attributable to noncontrolling interests
Net income (loss) from continuing operations	26	(2)	62	(2)
Net income from discontinued operations	―	257	―	265
Net income attributable to common stockholders	$220	$328,272	$4,962	$338,172
Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$0.00	$(0.03)	$0.03	$(0.03)
Discontinued operations	$0.00	$1.92	$0.00	$1.98
Weighted average number of shares of
common stock outstanding (basic and diluted)	173,960	173,963	173,960	173,963

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$246	$328,527	$5,024	$338,435

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	5	(130)	9	(1,036)
Reclassification of interest rate swaps upon derecognition	—	(509)	—	(509)
Reclassification of interest rate caps upon derecognition	—	265	—	265
Unrealized (loss) gain on derivative financial instruments of equity method investments	—	(2)	(14)	12
Total other comprehensive income (loss)	5	(376)	(5)	(1,268)

Comprehensive income	251	328,151	5,019	337,167
Less: Comprehensive income attributable to noncontrolling interest	26	255	62	263
Comprehensive income attributable to common stockholders	$225	$327,896	$4,957	$336,904

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

QUARTER AND SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at March 31, 2020	$549	173,960	$1,740	$1,516,926	$125,573	$(749,145)	$(46)	$895,048	$1,276	$896,873
Net income	5	—	—	—	220	—	—	220	21	246
Other comprehensive income	—	—	—	—	—	—	5	5	—	5
Distributions to noncontrolling interests	(10)	—	—	—	—	—	—	—	(55)	(65)
Cash distributions declared ($0.05120 per share)	—	—	—	—	—	(8,907)	—	(8,907)	—	(8,907)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	75	75
Balance at June 30, 2020	$544	173,960	$1,740	$1,516,926	$125,793	$(758,052)	$(41)	$886,366	$1,317	$888,227

Balance at December 31, 2019	$558	173,960	$1,740	$1,516,926	$120,831	$(740,239)	$(36)	$899,222	$1,251	$901,031
Net income	16	—	—	—	4,962	—	—	4,962	46	5,024
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)	—	(5)
Distributions to noncontrolling interest	(30)	—	—	—	—	—	—	—	(55)	(85)
Cash distributions declared ($0.1024 per share)	—	—	—	—	—	(17,813)	—	(17,813)	—	(17,813)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	75	75
Balance at June 30, 2020	$544	173,960	$1,740	$1,516,926	$125,793	$(758,052)	$(41)	$886,366	$1,317	$888,227

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

QUARTER AND SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Income (Loss)	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at March 31, 2019	$574	173,963	$1,740	$1,516,949	$(220,765)	$(365,593)	$285	$932,616	$1,154	$934,344
Net income	13	—	—	—	328,272	—	—	328,272	242	328,527
Other comprehensive loss	—	—	—	—	—	—	(376)	(376)	—	(376)
Distributions to holder of noncontrolling interests	—	—	—	—	—	—	—	—	(530)	(530)
Cash distributions declared ($2.0512 per share)	—	—	—	—	—	(356,832)	—	(356,832)	—	(356,832)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	531	531
Balance at June 30, 2019	$587	173,963	$1,740	$1,516,949	$107,507	$(722,425)	$(91)	$903,680	$1,397	$905,664

Balance at December 31, 2018	$579	173,963	$1,740	$1,516,543	$(233,847)	$(345,347)	$1,177	$940,266	$1,081	$941,926
Adoption of Lease ASU (refer to Note 2)	—	—	—	—	3,182	—	—	3,182	—	3,182
Net income	8	—	—	—	338,172	—	—	338,172	255	338,435
Other comprehensive loss	—	—	—	—	—	—	(1,268)	(1,268)	—	(1,268)
Distributions to holders of promoted interest	―	—	—	406	—	—	—	406	—	406
Distributions to holder noncontrolling interest	—	—	—	—	—	—	—	—	(530)	(530)
Cash distributions declared ($2.16759 per share)	—	—	—	—	—	(377,078)	—	(377,078)	—	(377,078)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	591	591
Balance at June 30, 2019	$587	173,963	$1,740	$1,516,949	$107,507	$(722,425)	$(91)	$903,680	$1,397	$905,664

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net cash flows provided by operating activities – continuing operations	$30,792	$23,084
Net cash flows provided by operating activities – discontinued operations	1,219	13,906
Net cash flows provided by operating activities	32,011	36,990
Investing activities:
Proceeds from sale of real estate	53,712	246
Capital expenditures	(3,734)	(2,025)
Investment in short term securities	(4,997)	―
Other investing activities	―	956
Net cash provided by (used in) investing activities – continuing operations	44,981	(823)
Capital expenditures	―	(1,674)
Proceeds from sale of real estate	28,398	1,312,479
Other investing activities	―	(801)
Net cash provided by investing activities – discontinued operations	28,398	1,310,004
Net cash provided by investing activities	73,379	1,309,181
Financing activities:
Distributions to stockholders, net of distribution reinvestments	(17,813)	(377,078)
Draws under credit facilities	40,000	25,000
Payment of loan costs	(40)	(6,015)
Proceeds from mortgages and other notes payable	―	178
Principal payments on mortgages and other notes payable	(26,065)	(558,156)
Repayments on credit facilities	―	(434,125)
Other financing activities	43	(730)
Net cash flows used in by financing activities	(3,875)	(1,350,926)
Net increase (decrease) in cash and restricted cash	101,515	(4,755)
Cash and restricted cash at beginning of period, including assets held for sale	48,537	65,501
Cash and restricted cash at end of period, including assets held for sale	$150,052	$60,746

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

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

In 2017, the Company began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders.  In April 2018, the Company’s board of directors formed a special committee consisting solely of its independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”). During 2018, the Special Committee engaged HFF Securities L.P. (through June 2019) and KeyBanc Capital Markets Inc. to act as financial advisors to the aforementioned Special Committee.  As of December 2018, as part of executing on Possible Strategic Alternatives, the Company had committed to a plan to sell a total of 70 properties including the sale of 63 properties consisting of 53 medical office buildings (“MOBs”), five post-acute care facilities and five acute care hospitals across the US (collectively, the “MOB/Healthcare Portfolio”), a skilled nursing facility in Colorado (“Welbrook Senior Living Grand Junction”) and six skilled nursing facilities in Arkansas (the “Perennial Communities”).  During the year ended December 31, 2019, the Company sold 61 of the properties and during the six months ended June 30, 2020, the Company sold seven additional properties.  As of June 30, 2020, the Company had two remaining acute care properties classified as held for sale.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

1.	Organization (continued)

As of June 30, 2020, the Company’s healthcare investment portfolio was geographically diversified with properties in 27 states and consisted of interests in 74 properties, including 71 senior housing communities, one vacant land parcel and two acute care hospitals classified as held for sale.  The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company has also leased its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).  In addition, although most of the Company’s investments are wholly owned, it invested in three properties through partnerships with other entities where it is believed to be appropriate and beneficial.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the six months ended June 30, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020.  Amounts as of December 31, 2019 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

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

Adopted Accounting Pronouncements — In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326),” which requires a new forward-looking expected loss model to be used for receivables, held-to-maturity debt, loans and other financial instruments.  Previously, when credit losses were measured under current GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss.  The amendments eliminate the probable initial threshold for recognition of credit losses in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019.  The Company adopted this ASU prospectively on January 1, 2020, the adoption of which did not have a material impact on the Company’s consolidated results of operations.

Impact of Recent Accounting Pronouncements - In Q1 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In April 2020, the FASB issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under the new lease standard, which we adopted on January 1, 2019. Under the new leasing standard, an entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if the lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease as long as the total cash flows from the modified lease are substantially similar to the cash flows in the original lease. We have elected this option and therefore, to the extent that rent concession is granted as a deferral of payments but total payments are substantially the same, we will account for the concession as if no change has been made to the original lease.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

3.	Revenue

The following table presents disaggregated revenue related to the Company’s resident fees and services during the six months ended June 30, 2020 and 2019:

	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2020	2019	2020	2019	2020	2019
Independent living	2,261	2,261	$37.4	$37.0	25.7%	25.8%
Assisted living	2,966	2,966	72.0	69.6	49.6%	48.6%
Memory care	853	853	28.7	29.7	19.8%	20.8%
Other revenues	―	―	7.1	6.9	4.9%	4.8%
	6,080	6,080	$145.2	$143.2	100.0%	100.0%

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of June 30, 2020 and December 31, 2019 are as follows, excluding assets held for sale (in thousands):

	June 30,	December 31,
	2020	2019
Land and land improvements	$130,407	$130,371
Building and building improvements	1,480,438	1,478,111
Furniture, fixtures and equipment	87,356	85,977
Less: accumulated depreciation	(306,664)	(281,864)
Real estate investment properties, net	$1,391,537	$1,412,595

Depreciation expense on the Company’s real estate investment properties, net was approximately $12.4 million and $24.8 million for the quarter and six months ended June 30, 2020, respectively, and approximately $12.2 million and $24.5 million for the quarter and six months ended June 30, 2019, respectively. These amounts include depreciation through the determination date on assets held for sale; refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	As of
	June 30,	December 31,
	2020	2019
In-place lease intangibles	$3,943	$83,113
Less: accumulated amortization	(2,920)	(81,893)
Intangible assets, net	$1,023	$1,220

For the quarter and six months ended June 30, 2020 and 2019, amortization on the Company’s intangible assets was approximately $0.1 million and $0.2 million, respectively, all of which were included in depreciation and amortization.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations

As part of executing on Possible Strategic Alternatives, during 2018, the Company committed to a plan to sell a total of 70 properties, including: (1) the 63 property MOB/Healthcare Portfolio, (2) the six properties in the Perennial Communities and (3) Welbrook Senior Living Grand Junction.  As such, the Company classified the 70 properties as held for sale.  The Company believed the sale of the MOB/Healthcare Portfolio would cause a strategic shift in the Company’s operations and therefore classified the operations of those properties as discontinued operations.  The sale of the other seven properties would not cause a strategic shift in the Company’s operations and were not considered individually significant; therefore, those properties did not qualify as discontinued operations.

During the year ended December 31, 2019, the Company sold 61 of the properties and as of December 31, 2019, had nine properties classified as held for sale.  As of December 31, 2019, the Company had entered into a purchase and sale agreement for its acute care property in New Orleans (the “New Orleans Sale Agreement”) and had entered into a purchase and sale agreement for the Perennial Communities (the “Perennial Sale Agreement”) with unrelated third party buyers.  During the six months ended June 30, 2020, the Company sold the seven properties in accordance with the New Orleans Sale Agreement and the Perennial Sale Agreement and recorded gain on sale of $1.1 million for financial reporting purposes.  As of June 30, 2020, the Company had two acute care properties remaining from the MOB/Healthcare Portfolio classified as assets held for sale. The two assets held for sale, and the liabilities associated with those assets held for sale, consisted of the following (in thousands):

	As of June 30, 2020
	MOB/Healthcare Portfolio	Other		Total
Real estate investment properties, net	$25,981	$	―	$25,981
Intangibles, net	1,583		―	1,583
Deferred rent and lease incentives	1,813		―	1,813
Other assets	1,303		―	1,303
Restricted cash	24		―	24
Assets held for sale, net	$30,704	$	―	$30,704
Other liabilities	$504	$	―	$504
Accounts payable and accrued liabilities	396		―	396
Liabilities associated with assets held for sale	$900	$	―	$900

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

SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations (continued)

The Company classified the revenues and expenses related to the Company’s MOB/Healthcare Portfolio, which consisted of 63 properties, as discontinued operations in the accompanying condensed consolidated statements of operations, as it believed the sale of these properties represented a strategic shift in the Company’s operations.  The following table is a summary of the Company’s income from discontinued operations for the quarter and six months ended June 30, 2020 and 2019 (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Rental income and related revenues	$653	$14,997	$1,625	$44,593
Operating expenses:
Property operating expenses	338	4,192	344	11,054
General and administrative expenses	33	256	205	549
Asset management fees	99	1,508	237	4,504
Property management fees	8	482	16	1,240
Total operating expenses	478	6,438	802	17,347
Gain on sale of real estate	―	331,663	―	331,663
Operating income	175	340,222	823	358,909
Other income (expense):
Interest and other income	―	2	7	11
Interest expense and loan cost amortization(1)(2)	―	(6,629)	―	(14,831)
Total other income (expense)	―	(6,627)	7	(14,820)
Income before income taxes	175	333,595	830	344,089
Income tax expense	(5)	(225)	(8)	(245)
Income from discontinued operations	$170	$333,370	$822	$343,844

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

(2)

In connection the IRF Sale and the MOB Sale, the Company wrote off approximately $3.3 million in unamortized loan costs as a loss on the early extinguishment of debt, which is included in interest expense and loan cost amortization herein for the quarter and six months ended June 30, 2019.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

7.	Variable Interest Entities

As of June 30, 2020 and December 31, 2019, the Company had two subsidiaries classified as VIEs. These subsidiaries are joint ventures with completed real estate under development in which their equity interest consists of non-substantive protective voting rights.  Additionally, one of the subsidiaries has insufficient equity at risk due to the development nature of the joint venture. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these subsidiaries due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $13.5 million as of June 30, 2020. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

8.	Indebtedness

During the six months ended June 30, 2020, the Company repaid the Primrose II Communities outstanding mortgage loan balance of approximately $20.5 million, which was scheduled to mature in June 2020. In addition, in April 2020, the Company borrowed $40 million under its Revolving Credit Facility as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19.

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$354.9	$350.2	$381.2	$375.9
Credit facilities	$345.0	$343.2	$305.0	$303.0

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of June 30, 2020 and December 31, 2019 because of the relatively short maturities of the obligations.

All of the Company’s mortgage loans contain customary financial covenants and ratios, including (but not limited to) debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc.

The credit facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status.  As of June 30, 2020, the Company was in compliance with all financial covenants.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

9.	Related Party Arrangements

During the quarter and six months ended June 30, 2020, the Company paid approximately $0.07 million and $0.14 million, respectively, of cash distributions on restricted stock issued through March 2017 pursuant to the Advisor expense support agreement.  During the quarter and six months ended June 30, 2019, the Company paid approximately $2.7 million and $2.9 million, respectively, of cash distributions on restricted stock issued pursuant to the Advisor expense support agreement, which included a special cash distribution in May 2019 funded with sales proceeds from the sale of real estate.  These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

In May 2020, the Company’s board of directors approved the renewal of its advisory agreement with the Advisor through June 2021. The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the quarter and six months ended June 30, 2020 and 2019, and related amounts unpaid as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	Quarter Ended		Six Months Ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Reimbursable expenses:
Operating expenses (2)	$1,062	$1,472	$1,730	$2,739	$243	$698
	1,062	1,472	1,730	2,739	243	698

Disposition fee (3)	―	2,957	143	2,957	―	―
Financing coordination fees (4)	―	5,150	―	5,351	―	―
Asset management fees	4,513	6,088	9,163	13,685	1,504	1,577
	$5,575	$15,667	$11,036	$24,732	$1,747	$2,275

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
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
(4)

There were no financing coordination fees for the quarter and six months ended June 30, 2020.  For the quarter and six months ended June 30, 2019, Company incurred financing coordination fees of approximately $5.2 million and $5.4 million, respectively, primarily related to the 2019 Credit Facilities of which approximately $3.3 million and $3.5 million were capitalized in the accompanying condensed consolidated balance sheets.

10.	Equity

Stockholders’ Equity:

Distributions — During the quarter and six months ended June 30, 2020, the Company declared cash distributions of approximately $8.9 million and $17.8 million, respectively. During the quarter and six months ended June 30, 2019, the Company declared cash distributions of approximately $356.8 million and $377.1 million, respectively, which included a special cash distribution of $347.9 million funded in May 2019 with proceeds from the sale of real estate.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

11.	Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the quarter and six months ended June 30, 2020 and 2019.  The Company recorded a total provision for income taxes of approximately $0.8 million and $1.3 million for the quarter and six months ended June 30, 2020, respectively, and $0.5 million and $1.2 million for the quarter and six months ended June 30, 2019, respectively.  Of the total provision for income taxes for the quarter and six months ended June 30, 2020, approximately $0.2 million and $0.3 million, respectively, represents current income tax expense, and approximately $0.6 million and $1.0 million, respectively, represents a decrease to the Company’s net deferred tax assets which is primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carry-forwards.  Of the total provision for income taxes for the quarter and six months ended June 30, 2019, approximately $0.2 million and $0.3 million, respectively, represented current income tax expense, and approximately $0.3 million and $0.9 million, respectively, represented a decrease to the Company’s net deferred tax assets which is primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carry-forwards.

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

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  The Company has six remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.  As of June 30, 2020, one property had met its established performance metrics, but no promoted interest obligation was currently owed pursuant to the distribution calculation.  For the remaining five promoted interest agreements, the established performance metrics were not met nor probable of being met as of June 30, 2020.

The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares for financial reporting purposes that were issued pursuant to the Advisor expense support agreement.  Refer to Note 9. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic.  The COVID-19 pandemic has had a significant effect on global markets, supply chains, businesses and communities. It has impacted various parts of the Company’s operations and financial results, including but not limited to, loss of revenue from reductions in occupancy levels and the incurrence of additional costs for emergency preparedness, disease control and containment and additional labor costs of healthcare personnel.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

12.	Commitments and Contingencies (continued)

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

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2020 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

For further information regarding risks and uncertainties associated with the Company’s business and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s  reports filed from time to time with the SEC, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual reports on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com.  One of the most significant factors is the ongoing and potential impact of the current outbreak of the COVID-19 pandemic on the economy and the broader financial markets, which may have a significant negative impact on the Company's financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic during the remainder of 2020 or thereafter.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of June 30, 2020 (unaudited) and December 31, 2019.  Amounts as of December 31, 2019 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of June 30, 2020, our healthcare investment portfolio consisted of interests in 74 properties, comprising 71 senior housing communities, one vacant land parcel and two acute care hospitals classified as held for sale.  Of our 71 senior housing communities, we owned 15 properties leased to third party tenants under triple-net leases (“NNN”), and the remaining 56 properties were managed through third party operators, including five senior housing communities owned through our unconsolidated joint venture. While March average occupancy was not materially impacted, occupancy began to decline starting in the second half of March.  Occupancy continued to trend lower during the second quarter as a result of move in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19.  However, the rate at which occupancy declined  trended lower during the quarter with each month having a lower rate, as compared to each previous month in the quarter.   Nonetheless, we expect to continue to experience a negative impact in occupancy rates during the COVID-19 pandemic. Starting in the last half of March, we began incurring unanticipated COVID-19 related operating expenses, including higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment. We expect to continue incurring higher operating expenses during the COVID-19 pandemic.

Our 71 seniors housing communities are located throughout the United States in 26 states with a population of nearly 7,000 residents and approximately 5,700 community-level staff.  As of August 13, 2020, as reported by our senior housing operators and tenants, we had 122 active, confirmed positive cases among our residents and staff members in 25 of our communities located in 12 states.  The number of confirmed cases in our senior housing communities may continue to increase depending on the duration, scope and depth of the COVID-19 pandemic as well as the timing and extent of ceasing stay at home and other social distancing restrictions from state and local governmental agencies.

As described below in “Liquidity and Capital Resources”, as of June 30, 2020, we had approximately $143.9 million in cash and cash equivalents, which included net sales proceeds of approximately $82.1 million from the sale of seven properties during the six months ended June 30, 2020, net sales proceeds from the sale of two properties during the last half of 2019 and $40 million under our Revolving Credit Facility that we borrowed in April 2020 as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19.  As of June 30, 2020, we had approximately $125.0 million of availability under our Revolving Credit Facility. The majority of our cash and cash equivalents are invested in short-term highly liquid investments. We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

We granted a three-month rent payment deferral of approximately $2 million to one of our senior housing tenants relating to eight properties for the periods May, June and July. We did not provide any rent concessions to this tenant and repayment of the deferred amounts will be collected over twelve monthly installments beginning in January 2021. Deferred amounts related to this tenant were $1.3 million as of June 30, 2020.  We deferred an additional $0.7 million in July in accordance with the three-month payment deferral agreement and in early August, collected 100% of the August rents in accordance with their lease agreements. As of August 13, 2020, we had collected 100% of all rental amounts due through August 2020 in accordance with the lease terms for the remaining seven properties leased under NNN leases to third party seniors housing tenants.

We believe we are taking appropriate actions to manage through the COVID-19 pandemic.  As described above, we began to see a reduction in our operating results in the last half of March which has continued through the date of this filing.  However, the full impact of COVID-19 is unknown and cannot be reasonably estimated. The ultimate extent of the impact of COVID-19 on the financial performance of our Company will depend on future developments, including the duration and spread of COVID-19 and its effects on the overall economy, all of which are highly uncertain and cannot be predicted.

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

In April 2019, we completed the sale of four post-acute care properties (“IRF Sale”) to an unrelated third party. In May 2019, we completed the sale of 55 medical office buildings and related properties (“MOB Sale”), to a subsidiary of Welltower Inc. and received approximately $1,321.2 million in net sales proceeds.  Both the IRF Sale and the MOB Sale were in furtherance of our efforts to sell the MOB/Healthcare Portfolio.  We used the net sales proceeds to: (1) repay indebtedness secured by or allocated to the 59 properties comprising the MOB Sale and the IRF Sale; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution of $347.9 million ($2.00 per share) to our stockholders and (4) for other corporate purposes.  Additionally, as a result of the IRF Sale and the MOB Sale, our board of directors adjusted our regular quarterly cash distribution to an amount equal to $0.0512 per share, compared to $0.1164 per share that had been in effect since the third quarter of 2017.  The adjustment to our regular cash distributions was the result of a reduction in our remaining earnings base and operating cash flows given the associated impact of the sale of real estate on our operating cash flows.  In June 2019 subsequent to the consummation of the MOB Sale, we terminated our engagement of HFF Securities L.P., one of the financial advisors to our Special Committee in connection with exploring Possible Strategic Alternatives, subject to a 12-month tail of certain fees and obligations under the terminated engagement letter, which expired in June 2020. During the last half of 2019, we sold one acute care hospital from the MOB/Healthcare Portfolio plus the Welbrook Senior Living Grand Junction property to unrelated third parties and received net sales proceeds of $39.0 million. As of December 31, 2019, we had nine properties classified as held for sale.

In December 2019, we entered into a purchase and sale agreement for the sale of our six skilled nursing facilities in Arkansas (the “Perennial Communities Sale Agreement”) with an unrelated third party for a gross sales price of $55.0 million, subject to certain pro-rations and other adjustments, as described in the Perennial Communities Sale Agreement.  In addition, in December 2019, we entered into a purchase and sale agreement with an unrelated third party for our acute care hospital in New Orleans (the “New Orleans Sale Agreement”) for a gross sales price of $28.65 million.  We recorded an impairment provision of $0.1 million related to the property in New Orleans to write-off the associated assets in excess of the estimated net sales proceeds, as it was determined that the carrying value of this property would not be recoverable.  During the six months ended June 30, 2020, we sold the property related to the New Orleans Sale Agreement and the six properties related to the Perennial Communities Sale Agreement, respectively. During 2020, as market conditions permit in light of COVID-19, we will continue executing on our plan to sell the remaining two properties that we had classified as held for sale as of June 30, 2020.

Portfolio Overview

As of June 30, 2020, our healthcare investment portfolio consisted of interests in 74 properties, comprising 71 senior housing communities, one vacant land parcel and two acute care hospitals classified as held for sale.  Of our properties held as of June 30, 2020, five of our 71 seniors housing properties were owned through an unconsolidated joint venture.  During 2020, as market conditions permit in light of the market disruptions from COVID-19, we intend to continue executing on our plan to sell the two remaining properties classified as held for sale.

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on healthcare real estate and real estate-related assets.  Including our two acute care properties classified as held for sale, our remaining healthcare investment portfolio is geographically diversified with properties in 27 states. The map below shows our remaining healthcare investment portfolio across geographic regions as of August 13, 2020:

The following table summarizes our remaining healthcare investment portfolio by asset class and investment structure as of August 13, 2020:

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

(3)	Properties held for sale as of June 30, 2020.
(4)

Properties that are owned through an unconsolidated joint venture and are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure).  The joint venture is accounted for using the equity method.

Seniors Housing Portfolio Evaluation

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

We monitor the performance of our tenants and third-party operators to stay abreast of any material changes in the operations of the underlying properties by (1) reviewing the current, historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent), (2) monitoring trends in the source of our tenants’ revenue, including the relative mix of public payors (including Medicare, Medicaid, etc.) and private payors (including commercial insurance and private pay patients), (3) evaluating the effect of evolving healthcare legislation and other regulations on our tenants’ profitability and liquidity, and (4) reviewing the competition and demographics of the local and surrounding areas in which the tenants operate. As described above under COVID-19, we provided a $2 million three-month payment deferral to one of our tenants for May, June and July 2020, of which $1.3 million related to the quarter and six months ended June 30, 2020.  We did not provide any rent concessions.  Repayment of the deferred amounts are scheduled to be collected over twelve monthly installments beginning in January 2021. We are proactively working closely with our tenants and third-party operators to monitor the impact from COVID-19 on the operations of our seniors housing communities.

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

When evaluating the performance of our senior housing portfolio, management reviews occupancy levels and monthly revenue per occupied unit, which we define as total revenue divided by average number of occupied units or beds and is considered a performance metric within these asset classes.  Similarly, when evaluating the performance of our third-party operators, management reviews monthly financial statements, property-level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits.   All of the aforementioned operating and statistical metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

Significant Seniors Housing Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of June 30, 2020, excluding the two properties comprising our MOB/Healthcare Portfolio which were classified as discontinued operations:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC(1)	13	1,261	77.5%	2022-2025
Wellmore, LLC	2	366	22.5%	2026-2027
	15	1,627	100.0%

FOOTNOTES:

(1)	We granted a three-month payment deferral (May – July 2020) relating to eight properties under this tenant.

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	31.1%	2021-2024
Prestige Senior Living, LLC	13	895	14.3%	2023-2024
Morningstar Senior Management, LLC	4	834	13.3%	2023
SLH Austin Manager, LLC	3	431	6.9%	2021
Parc Communities, LLC	2	385	6.2%	2023
Harborchase Retirement, LLC	4	380	6.1%	2023-2029
Other operators (1)	18	1,382	22.1%	2020-2027
	51	6,255	100.0%

FOOTNOTES:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our consolidated rentable square footage.

Seniors Housing Tenant Lease Expirations

As of June 30, 2020, excluding the two properties classified as discontinued operations and the five properties owned through an unconsolidated investment, we owned 66 seniors housing properties. During the six months ended June 30, 2020, our rental income from continuing operations represented approximately 8.2% of our total revenues from continuing operations.

Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses.  Each tenant is expected to pay real estate taxes directly to the taxing authorities. However, if the tenant does not pay the real estate taxes, we would be liable.

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date.  As of June 30, 2020, none of our rental income from continuing operations was scheduled to expire until 2022.  Therefore, we do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.  We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.” Certain amendments or modifications to the terms of existing leases could require lender approval.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2020, each of the next nine years and thereafter on our consolidated healthcare investment portfolio, excluding the two properties classified as discontinued operations, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of June 30, 2020:

Year of Expiration (1)	Number of Tenants	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2020	―	―	$ ―	―
2021	―	―	―	―
2022	5	518	8,397	30.0%
2023	—	—	—	—
2024	—	—	―	―
2025	8	743	11,778	42.2%
2026	1	137	3,296	11.8%
2027	1	229	4,467	16.0%
2028	—	—	―	―
2029	—	—	—	—
Thereafter	—	—	—	—
Total	15	1,627	$27,938	100.0%

Weighted Average Remaining Lease Term: (3)			4.6 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

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

As of June 30, 2020, we had approximately $268.9 million of liquidity (consisting of approximately $143.9 million in cash and cash equivalents on hand and approximately $125.0 million of undrawn availability under our Revolving Credit Facility) with only approximately $13.6 million of debt obligations coming due during the remainder of 2020.   We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.  However, the full impact of COVID-19 is unknown and cannot be reasonably estimated. The ultimate extent of the impact of COVID-19 on the financial performance of our Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Our cash flows from operating and investing activities as described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations and exclude the results from the 63 properties from our MOB/Healthcare Portfolio classified as discontinued operations, of which 61 were sold subsequent to June 30, 2019 and of which two properties were classified as held for sale as of June 30, 2020.

Sources of Liquidity and Capital Resources

Proceeds from Sale of Real Estate – Continuing Operations

During the six months ended June 30, 2020, we closed on the sale of six properties under the Perennial Communities Sales Agreement and received net sales proceeds of $53.7 million. We retained the net sales proceeds for corporate purposes as we are focused on maintaining a strong balance sheet, liquidity and financial flexibility given the uncertainty relating to COVID-19.  In June 2019 we sold a small parcel of vacant land at our Brookridge Heights Assisted Living & Memory Care property and received net sales proceeds of approximately $0.2 million.

Proceeds from Sale of Real Estate – Discontinued Operations

As part of executing under our Possible Strategic Alternatives, during the six months ended June 30, 2020, we closed on the sale of our property under the New Orleans Sale Agreement and received net sales proceeds of $28.4 million.  We retained these net sales proceeds, along with the net sales proceeds received from the sale of an acute-care property during the last half of 2019, for corporate purposes as we are focused on maintaining a strong balance sheet, liquidity and financial flexibility given the uncertainty relating to COVID-19. During the six months ended June 30, 2019, as part of executing under our Possible Strategic Alternatives, we sold 59 of the 63 properties in our MOB/Healthcare Portfolio and received net sales proceeds of approximately $1,321.5 million, which were used to: (1) repay indebtedness secured by the properties sold; (2) rebalance other corporate borrowings (3) make a special cash distribution to the Company’s stockholders and (4) for other corporate purposes.

Borrowings

On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.  During the six months ended June 30, 2019, we borrowed proceeds of approximately $25.2 million.  In May 2019, as part of executing under our Possible Strategic Alternatives, we completed the sale of 55 properties and in conjunction therewith, refinanced our Credit Facilities (including the payment of amounts outstanding under our Credit Facilities as described further in “Uses of Liquidity and Capital Resources – Debt Repayments”) and entered into new financings, which were comprised of a 2019 Revolving Line of Credit Facility of approximately $250 million and a 2019 Term Loan Facility of approximately $265 million (collectively, the “2019 Credit Facilities”).

In April 2020, we borrowed $40 million from our 2019 Credit Facilities as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19.  We have borrowed money and intend to continue borrowing money, to fund other enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities, to the extent impacted by the disruption and uncertainties from COVID-19.  Our principal demand for funds is expected to be for the payment of debt service on our outstanding indebtedness and the payment of distributions.  Generally, we expect to meet short-term working capital needs from our cash flows from operations.

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis. As of June 30, 2020 and December 31, 2019, we had an aggregate debt leverage ratio of approximately 35.7% and 35.5%, respectively, of the aggregate carrying value of our assets.  As described above under “Possible Strategic Alternatives,” during 2019 and through the six months ended June 30, 2020, we sold 68 of the 70 properties we had classified as held for sale, used a portion of the 2019 net sales proceeds to pay off indebtedness related to those properties and to pay down a portion of the amounts outstanding on our mortgages and notes payable and our Credit Facilities.  We retained a portion of the net sales proceeds to maintain liquidity and a strong balance sheet in light of COVID-19.  Refer to “Uses of Liquidity and Capital Resources – Debt Repayments” for additional information.

Net Cash Provided by Operating Activities – Continuing Operations

We experienced positive cash flow from operating activities for the six months ended June 30, 2020 and 2019 of approximately $30.8 million and $23.1 million, respectively.  The increase in cash flows from operating activities for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily the result of the following:

•	a decrease in general and administrative expenses which were primarily attributable to the decrease in expenses related to the execution of Possible Strategic Alternatives,
•

lower interest expense resulting from the refinancing of our 2014 Credit Facilities in May 2019, as well as our decision to use proceeds from the sale of real estate to strategically pay down debt secured by other properties, partially offset by;

•	a decrease in rental income from the sale of the Perennial Communities in March 2020; and
•

a decline in property net operating income (“NOI”) related to our seniors housing properties due to the COVID-19 pandemic, caused by lower occupancy revenues and incurring COVID-19 related operating expenses, including higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment.

Uses of Liquidity and Capital Resources

Capital Expenditures

We paid approximately $3.7 million and $2.0 million in capital expenditures during the six months ended June 30, 2020 and 2019, respectively.

Debt Repayments

During the six months ended June 30, 2020, we paid approximately $26.1 million of debt obligations, which included approximately $20.5 million of debt obligations that were scheduled to mature in June 2020 and $5.6 million of scheduled repayments on our mortgages and other notes payable. During the six months ended June 30, 2019, we paid approximately $992.3 million of total repayments, which was comprised of approximately $457.3 million of repayments in connection with indebtedness secured by the 59 properties that were part of the IRF Sale and the MOB Sale, approximately $83.7 million of indebtedness secured by other properties that we strategically paid down using net sales proceeds received in connection with the IRF Sale and MOB Sale, approximately $434.1 million in repayments related to the refinancing of our 2014 Credit Facilities, and approximately $17.2 million in scheduled repayments on our mortgages and other notes payable.  In connection with the refinancing of our 2014 Credit Facilities, we paid approximately $7.6 million in lender fees and other loan-related costs.

As of June 30, 2020, we have approximately $8.1 million of debt obligations coming due in October 2020 relating to one of our consolidated VIEs.  We are working with our joint venture partner and our lender and are evaluating refinancing opportunities, including the repayment of the debt upon maturity in October 2020.

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

As part of executing our Possible Strategic Alternatives, in May 2019 we used a portion of the net sales proceeds received from the MOB Sale to pay a special cash distribution.  Our board of directors declared a special cash distribution of $2.00 per share to the holders of record of our common stock, for an aggregate total distribution of approximately $347.9 million.  Additionally, as a result of the sales of these properties, our board of directors adjusted our regular quarterly cash distribution to an amount equal to $0.0512 per share compared to $0.1164 per share in effect since the third quarter of 2017.  The adjustment to our regular cash distributions was the result of a reduction in our remaining earnings base and operating cash flows given the associated impact of the sale of real estate on our operating cash flows.  No amounts distributed to stockholders during the quarter and six months ended June 30, 2020 and 2019 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

The following table represents total cash distributions declared and cash distributions per share for quarter and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2020 Quarters
First	$0.05120	$8,906	$17,860
Second	0.05120	8,907	14,151
Total	$0.10240	$17,813	$32,011

2019 Quarters
First	$0.11639	$20,246	$26,155
Second(3)	2.05120	356,832	10,835
Total	$2.16759	$377,078	$36,990

FOOTNOTES:

(1)

For the six months ended June 30, 2020 and 2019, our net income attributable to common stockholders was approximately $5.0 million and $338.2 million, respectively, while cash distributions declared were approximately $17.8 million and $377.1 million, respectively, of which approximately $347.9 million for the six months ended June 30, 2019 represented special cash distributions that were considered to be funded with proceeds from the sale of real estate.  For the six months ended June 30, 2020 and 2019, 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.

(2)

Amounts herein include cash flows from discontinued operations.  Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

(3)

As a result of the MOB Sale, our board of directors adjusted our regular quarterly cash distributions to an amount equal to $0.0512 per share, compared to $0.1164 per share in effect since the third quarter of 2017.

Results of Operations

Except for the impact from the COVID-19 pandemic as described above in “COVID-19”, we are not aware of other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the  operation of properties, other than those referred to in the risk factors identified in “Part II, Item 1A” of this report and the “Risk Factors” section of our Annual Report.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

Quarter and six months ended June 30, 2020 as compared to the quarter and six months ended June 30, 2019

As of June 30, 2020, excluding properties classified as discontinued operations, unconsolidated investments and unimproved land, we owned 66 consolidated operating investment properties.

	Investment count as of
	June 30,
Consolidated operating investment types:	2020	2019
Seniors housing leased	15	15
Seniors housing managed	51	51
Post-acute care leased	—	7
	66	73

Rental Income and Related Revenues.  Rental income and related revenues were approximately $6.4 million and $14.2 million for the quarter and six months ended June 30, 2020, respectively, as compared to approximately $8.3 million and $17.2 million for the quarter and six months ended June 30, 2019, respectively.  This decrease was primarily due to sale of the Grand Junction property in December 2019 and the six skilled nursing facilities located in Arkansas (“Perennial Communities”)

Resident Fees and Services. Resident fees and services income were approximately $71.6 million and $145.2 million for the quarter and six months ended June 30, 2020, respectively, as compared to approximately $71.9 million and $143.2 million for the quarter and six months ended June 30, 2019, respectively.  As described above in “Liquidity and Capital Resources - COVID-19”, average occupancy trended lower starting in the second half of March and continued to decline further during the quarter ended June 30, 2020 as a result of move in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19. As a result of the disruptions and uncertainty from COVID-19, we expect to experience reduced occupancy levels and resident fees and services during the remainder of 2020 as compared to levels experienced during 2019.

Property Operating Expenses. Property operating expenses were approximately $48.6 million and $96.8 million for the quarter and six months ended June 30, 2020, respectively, as compared to approximately $46.6 million and $92.6 million for the quarter and six months ended June 30, 2019, respectively.  The increase in property operating expenses is primarily a result of increases in COVID-19 related expenses.  We expect property operating expenses to continue at higher levels during the remainder of 2020 as compared to 2019 due to incurring additional costs for emergency preparedness, disease control and containment, and labor costs of healthcare personnel as a result of COVID-19.

General and Administrative Expenses. General and administrative expenses were approximately $2.6 million and $4.7 million for the quarter and six months ended June 30, 2020, respectively, as compared to approximately $5.2 million and $8.2 million for the quarter and six months ended June 30, 2019, respectively.  General and administrative expenses during the quarter and six months ended June 30, 2019 included additional expenses related to the execution of Possible Strategic Alternatives and also included stock compensation expense incurred related to the special cash distribution declared in May 2019 on restricted stock issued pursuant to the Advisor expense support agreement. No such expenses were incurred during the quarter and six months ended June 30, 2020.

Asset Management Fees. We incurred asset management fees of approximately $4.4 million and $8.9 million for the quarter and six months ended June 30, 2020, respectively, as compared to approximately $4.6 million and $9.2 million for the quarter and six months ended June 30, 2019, respectively.  Monthly asset management fees equal to 0.08334% of invested assets are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments.

Property Management Fees.  We incurred property management fees of approximately $3.3 million and $6.9 million for the quarter and six months ended June 30, 2020, respectively, payable to our third-party property managers, as compared to approximately $3.4 million and $6.9 million payable to both our third-party property managers as well as our Property Manager, an affiliate of our Advisor for the quarter and six months ended June 30, 2019, respectively.

Financing Coordination Fees.  No financing coordination fees were incurred during the quarter and six months ended June 30, 2020.  We incurred financing coordination fees primarily related to the refinancing of our credit facilities of approximately $5.2 million and $5.4 million, of which approximately $3.3 million and $3.5 million, respectively, were capitalized in the accompanying condensed consolidated balance sheets for the quarter and six months ended June 30, 2019.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.5 million and $25.0 million for the quarter and six months ended June 30, 2020, respectively, as compared to approximately $12.3 million and $24.7 million for the quarter and six months ended June 30, 2019, respectively.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.

Gain on Sale of Real Estate.  Gain on sale of real estate was approximately $1.1 million for the six months ended June 30, 2020, as compared to $0.2 million for the quarter and six months ended June 30, 2019.  In March 2020, we sold the Perennial Communities and in June 2019 we sold a small parcel of vacant land at our Brookridge Heights Assisted Living & Memory Care property.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $6.1 million and $13.2 million for the quarter and six months ended June 30, 2020, respectively, as compared to approximately $11.4 million and $22.6 million for the quarter and six months ended June 30, 2019, respectively.  The decrease in interest expense and loan cost amortization was primarily the result of the repayment of approximately $1.1 billion of indebtedness from the refinancing of our credit facilities and the strategic repayment of other property related indebtedness using net sales proceeds from the sales of properties during the quarter and six months ended June 30, 2019.

Income from Discontinued Operations. As discussed above under “Possible Strategic Alternatives,” we classified the revenues and expenses related to our MOB/Healthcare Portfolio, which consisted of 63 properties, as discontinued operations because we believed the sale of these properties would cause a strategic shift in our operations.  We had income from discontinued operations of approximately $0.2 million and $0.8 million for the quarter and six months ended June 30, 2020, respectively, related to three properties, as compared to approximately $333.4 million and $343.8 million for the quarter and six months ended June 30, 2019 related to 63 properties, respectively.  Income from discontinued operations included gain on sale of approximately $331.6 million during the quarter and six months ended June 30, 2019 from the sale of 59 properties within our MOB/Healthcare Portfolio during April and May 2019. Refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents NOI from a property that was sold in December 2019 and six properties that were sold in March 2020.  The chart below presents a reconciliation of net income to NOI for the quarter and six months ended June 30, 2020 and 2019 (in thousands) and the amount invested in properties as of June 30, 2020 and 2019 (in millions), excluding the two properties classified as discontinued operations:

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Net income	$246	$328,527			$5,024	$338,435
Adjusted to exclude:
General and administrative expenses	2,592	5,225			4,685	8,184
Asset management fees	4,415	4,589			8,927	9,182
Financing coordination fees	—	1,878			—	1,878
Depreciation and amortization	12,454	12,347			24,998	24,681
Gain on sale of real estate	—	(228)			(1,074)	(228)
Other expenses, net of other income	5,807	10,668			12,653	21,408
Income tax expense	764	533			1,317	1,188
Income from discontinued operations	(170)	(333,370)			(822)	(343,844)
NOI	26,108	30,169	$(4,061)	(13.5)%	55,708	60,884	$(5,176)	(8.5)%
Less: Non-same-store NOI	—	(1,317)			(986)	(3,426)
Same-store NOI	$26,108	$28,852	$(2,744)	(9.5)%	$54,722	$57,458	$(2,736)	(4.8)%
Invested in operating properties, end of period (in millions)	$1,498	$1,809			$1,498	$1,809

The decrease in same-store NOI for the quarter and six months ended June 30, 2020 and 2019, is due to decreased occupancy revenues and increased expenses related to the COVID-19 pandemic.

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

The following table presents a reconciliation of net income to FFO and MFFO for the quarter and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$220	$328,272	$4,962	$338,172
Adjustments:
Depreciation and amortization:
Continuing operations	12,454	12,347	24,998	24,681
Gain on sale of real estate:
Continuing operations	—	(228)	(1,074)	(228)
Discontinued operations	—	(331,663)	—	(331,663)
FFO adjustments attributable to noncontrolling interests:
Continuing operations	(48)	(47)	(95)	(95)
Discontinued operations	―	261	—	261
FFO adjustments from unconsolidated entities (1)	81	276	89	609
FFO attributable to common stockholders	12,707	9,218	28,880	31,737
Straight-line rent adjustments: (2)
Continuing operations	412	(37)	813	(219)
Discontinued operations	—	(433)	—	(1,199)
Amortization of premium for debt investments:
Continuing operations	(11)	(11)	(21)	(21)
Realized income (loss) on extinguishment of hedges or other derivatives: (3)
Continuing operations	—	(197)	—	(197)
Discontinued operations	—	441	—	441
Loss on extinguishment of debt: (4)
Continuing operations	—	654	35	654
Discontinued operations	—	3,340	—	3,340
Unrealized gain on investment in short term securities: (5)
Continuing operations	16	—	16	—
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	(10)	(3)	(5)	(5)
Discontinued operations	—	(10)	—	(9)
MFFO attributable to common stockholders	$13,114	$12,962	$29,718	$34,522
Weighted average number of shares of common
stock outstanding (basic and diluted)	173,960	173,963	173,960	173,963
Net income per share (basic and diluted)	$0.00	$1.89	$0.03	$1.94
FFO per share (basic and diluted)	$0.07	$0.05	$0.17	$0.18
MFFO per share (basic and diluted)	$0.08	$0.07	$0.17	$0.20

______________

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.

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

(5)

Management believes that adjusting for the unrealized gain on investment in short term securities is appropriate because the adjustment is not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

Contractual Obligations

The following table presents our contractual obligations by payment periods as of June 30, 2020, including liabilities associated with assets held for sale (in thousands):

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter	Total
Mortgages and other notes payable (principal and interest)	$20,899	$311,636	$45,909	$—	$378,444
Credit facilities (principal and interest)	2,985	11,940	352,072	—	366,997
	$23,884	$323,576	$397,981	$—	$745,441

Off-Balance Sheet Arrangements

As of June 30, 2020, our off-balance sheet and other arrangements were not materially different from the amounts reported for the year ended December 31, 2019.  Refer to our annual report on Form 10-K for the year ended December 31, 2019 for a summary of our off-balance sheet and other arrangements.

Related-Party Transactions

See Item 1. “Condensed Consolidated Financial Information” in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 for a summary of our related party transactions.

Critical Accounting Policies and Estimates

See Item 1. “Condensed Consolidated Financial Information” in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 for a summary of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Item 1. “Condensed Consolidated Financial Information” in this Form 10-Q for a summary of the impact of recent accounting pronouncements.

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

The following is a schedule as of June 30, 2020 of our fixed and variable rate debt maturities for the remainder of 2020, and each of the next four years and thereafter (principal maturities only), including liabilities associated with assets held for sale (in thousands):

	Expected Maturities
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value (1)
Fixed rate debt	$5,471	$11,311	$282,220	$23,417	$20,665	$—	$343,084	$347,000
Weighted average interest rate on fixed rate debt	4.29%	4.29%	4.27%	4.65%	3.25%	—	4.23%
Variable rate debt	$8,108	$—	$—	$80,000	$265,000	$—	$353,108	$353,000
Average interest rate on variable rate debt	1.58%+ LIBOR	—	—	1.55% + LIBOR	1.55% + LIBOR	—	1.55% + LIBOR

_____________

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2020. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Assuming no interest rate protection, management estimates that a one-percentage point increase or decrease in LIBOR in 2020, compared to LIBOR rates as of June 30, 2020, would result in fluctuation of interest expense on our variable rate debt of approximately $3.5 million for the year ending December 31, 2020.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels, any offsetting gains on interest rate swap contracts, or the impact of any LIBOR floors or caps.

As of June 30, 2020, the Company’s debt is comprised of approximately 49.3% in fixed rate debt, approximately 40.4% in variable rate debt with current interest rate protection and approximately 10.3% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

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

Unregistered Sales of Equity Securities - None

Issuer Purchases of Equity Securities – None

Secondary Sales of Registered Shares between Investors

During the six months ended June 30, 2020 and 2019, there were approximately 50,000 shares and 121,000 shares transferred between investors, respectively, at an average sales price per share of approximately $5.80 and $7.85, respectively.  We are not aware of any other trades of our shares.

Item 3.	Defaults Upon Senior Securities - None
Item 4.	Mine Safety Disclosure – Not Applicable
Item 5.	Other Information - None
Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

Exhibits

The following exhibits are included or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August 2020.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)