Form 10-Q
period 2020-09-30
CNL Healthcare Properties, Inc.
filed 2020-11-12
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

The number of shares of common stock of the registrant outstanding as of November 5, 2020 was 173,960,540.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Condensed Consolidated Financial Information

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Real estate investment properties, net (including VIEs $44,236 and $45,329, respectively)	$1,399,090	$1,432,655
Cash and cash equivalents (including VIEs $486 and $1,024, respectively)	69,941	42,350
Other assets (including VIEs $561 and $577, respectively)	27,621	28,242
Deferred rent and lease incentives	15,719	17,144
Assets held for sale, net	7,527	88,804
Restricted cash (including VIEs $110 and $76, respectively)	6,831	6,021
Intangibles, net	924	1,220
Total assets	$1,527,653	$1,616,436
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $29,120 and $29,148, respectively)	$347,415	$375,928
Credit facilities	263,305	302,950
Accounts payable and accrued liabilities (including VIEs $1,213 and $1,286, respectively)	29,129	24,560
Other liabilities (including VIEs $252 and $219, respectively)	8,200	9,001
Due to related parties	1,934	2,275
Liabilities associated with assets held for sale	93	691
Total liabilities	650,076	715,405
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	556	558
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	—	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 shares issued and 173,960 shares outstanding	1,740	1,740
Capital in excess of par value	1,516,926	1,516,926
Accumulated income	124,055	120,831
Accumulated distributions	(766,959)	(740,239)
Accumulated other comprehensive loss	(52)	(36)
Total stockholders' equity	875,710	899,222
Noncontrolling interest	1,311	1,251
Total equity	877,577	901,031
Total liabilities and equity	$1,527,653	$1,616,436
The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Rental income and related revenues	$6,844	$10,462	$21,779	$28,770
Resident fees and services	69,356	72,289	214,555	215,452
Total revenues	76,200	82,751	236,334	244,222
Operating expenses:
Property operating expenses	48,365	47,603	145,496	140,118
General and administrative expenses	2,296	2,173	7,014	10,296
Asset management fees	4,488	4,664	13,563	13,993
Property management fees	3,759	2,594	10,623	9,472
Financing coordination fees	—	—	—	1,878
Depreciation and amortization	14,378	12,337	39,376	37,018
Total operating expenses	73,286	69,371	216,072	212,775
Gain on sale of real estate	―	―	1,074	228
Operating income	2,914	13,380	21,336	31,675
Other income (expense):
Interest and other income	181	193	306	1,239
Interest expense and loan cost amortization	(5,655)	(9,174)	(18,839)	(32,035)
Equity in earnings of unconsolidated entity	200	220	606	414
Total other expense	(5,274)	(8,761)	(17,927)	(30,382)
(Loss) income before income taxes	(2,360)	4,619	3,409	1,293
Income tax benefit (expense)	420	(708)	(905)	(1,910)
(Loss) income from continuing operations	(1,940)	3,911	2,504	(617)
Income from discontinued operations	218	1,557	798	344,520
Net (loss) income	(1,722)	5,468	3,302	343,903
Less: Amounts attributable to noncontrolling interests
Net income from continuing operations	16	14	78	12
Net income from discontinued operations	—	—	—	265
Net (loss) income attributable to common stockholders	$(1,738)	$5,454	$3,224	$343,626
Net (loss) income per share of common stock (basic and diluted)
Continuing operations	$(0.01)	$0.02	$0.02	$0.00
Discontinued operations	$0.00	$0.01	$0.00	$1.98
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,963	173,960	173,963

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income	$(1,722)	$5,468	$3,302	$343,903

Other comprehensive (loss) income:
Unrealized (loss) gain on derivative financial instruments, net	(13)	32	(4)	(1,004)
Reclassification of interest rate swaps upon derecognition	—	—	—	(509)
Reclassification of interest rate caps upon derecognition	2	—	2	265
Unrealized (loss) gain on derivative financial instruments of equity method investments	—	(1)	(14)	11
Total other comprehensive (loss) income	(11)	31	(16)	(1,237)

Comprehensive (loss) income	(1,733)	5,499	3,286	342,666
Less: Comprehensive income attributable to noncontrolling interest	16	14	78	277
Comprehensive (loss) income attributable to common stockholders	$(1,749)	$5,485	$3,208	$342,389

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Income	Distributions	Loss	Equity	Interest	Equity
Balance at June 30, 2020	$544	173,960	$1,740	$1,516,926	$125,793	$(758,052)	$(41)	$886,366	$1,317	$888,227
Net (loss) income	12	―	―	―	(1,738)	―	―	(1,738)	4	(1,722)
Other comprehensive loss	―	―	―	―	―	―	(11)	(11)	―	(11)
Distributions to noncontrolling interests	―	―	―	―	―	―	―	―	(10)	(10)
Cash distributions declared ($0.0512 per share)	―	―	―	―	―	(8,907)	―	(8,907)	―	(8,907)
Balance at September 30, 2020	$556	173,960	$1,740	$1,516,926	$124,055	$(766,959)	$(52)	$875,710	$1,311	$877,577

Balance at December 31, 2019	$558	173,960	$1,740	$1,516,926	$120,831	$(740,239)	$(36)	$899,222	$1,251	$901,031
Net income	28	―	―	―	3,224	―	―	3,224	50	3,302
Other comprehensive loss	―	―	―	―	―	―	(16)	(16)	―	(16)
Distributions to noncontrolling interest	(30)	―	―	―	―	―	―	―	(65)	(95)
Cash distributions declared ($0.1536 per share)	―	―	―	―	―	(26,720)	―	(26,720)	―	(26,720)
Contributions from noncontrolling interests	―	―	―	―	―	―	―	―	75	75
Balance at September 30, 2020	$556	173,960	$1,740	$1,516,926	$124,055	$(766,959)	$(52)	$875,710	$1,311	$877,577

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Income (Loss)	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2019	$587	173,963	$1,740	$1,516,949	$107,507	$(722,425)	$(91)	$903,680	$1,397	$905,664
Net income	8	―	―	―	5,454	―	―	5,454	6	5,468
Other comprehensive income	―	―	―	―	―	―	31	31	―	31
Distributions to holder of noncontrolling interests	―	―	―	―	―	―	―	―	(80)	(80)
Cash distributions declared ($0.0512 per share)	―	―	―	―	―	(8,907)	―	(8,907)	―	(8,907)
Balance at September 30, 2019	$595	173,963	$1,740	$1,516,949	$112,961	$(731,332)	$(60)	$900,258	$1,323	$902,176

Balance at December 31, 2018	$579	173,963	$1,740	$1,516,543	$(233,847)	$(345,347)	$1,177	$940,266	$1,081	$941,926
Adoption of lease accounting standard	―	―	―	―	3,182	―	―	3,182	―	3,182
Net income	16	―	―	―	343,626	―	―	343,626	261	343,903
Other comprehensive loss	―	―	―	―	―	―	(1,237)	(1,237)	―	(1,237)
Distributions to holders of promoted interest	―	―	―	406	―	―	―	406	―	406
Distributions to holder noncontrolling interest	―	―	―	―	―	―	―	―	(610)	(610)
Cash distributions declared ($2.21879 per share)	―	―	―	―	―	(385,985)	―	(385,985)	―	(385,985)
Contributions from noncontrolling interests	―	―	―	―	―	―	―	―	591	591
Balance at September 30, 2019	$595	173,963	$1,740	$1,516,949	$112,961	$(731,332)	$(60)	$900,258	$1,323	$902,176

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net cash flows provided by operating activities – continuing operations	$46,627	$36,223
Net cash flows provided by operating activities – discontinued operations	870	17,672
Net cash flows provided by operating activities	47,497	53,895

Investing activities:
Proceeds from sale of real estate	53,712	246
Capital expenditures	(5,747)	(4,290)
Other investing activities	26	993
Net cash provided by (used in) investing activities – continuing operations	47,991	(3,051)
Development of properties	―	(80)
Capital expenditures	―	(1,632)
Proceeds from sale of real estate	28,398	1,312,479
Other investing activities	―	(721)
Net cash provided by investing activities – discontinued operations	28,398	1,310,046
Net cash provided by investing activities	76,389	1,306,995

Financing activities:
Distributions to stockholders, net of distribution reinvestments	(26,720)	(385,985)
Draws under credit facilities	40,000	55,000
Payment of loan costs	(46)	(6,028)
Proceeds from mortgages and other notes payable	―	178
Principal payments on mortgages and other notes payable	(28,961)	(600,747)
Repayments on credit facilities	(80,000)	(444,125)
Other financing activities	76	(1,170)
Net cash flows used in financing activities	(95,651)	(1,382,877)

Net increase (decrease) in cash and restricted cash	28,235	(21,987)
Cash and restricted cash at beginning of period, including assets held for sale	48,537	65,501
Cash and restricted cash at end of period, including assets held for sale	$76,772	$43,514

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

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

In 2017, the Company began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders.  In April 2018, the Company’s board of directors formed a special committee consisting solely of its independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”). During 2018, the Special Committee engaged HFF Securities L.P. (through June 2019) and KeyBanc Capital Markets Inc. to act as financial advisors to the aforementioned Special Committee.  As of December 2018, as part of executing on Possible Strategic Alternatives, the Company had committed to a plan to sell a total of 70 properties including the sale of 63 properties consisting of 53 medical office buildings (“MOBs”), five post-acute care facilities and five acute care hospitals across the US (collectively, the “MOB/Healthcare Portfolio”), a skilled nursing facility in Colorado (“Welbrook Senior Living Grand Junction”) and six skilled nursing facilities in Arkansas (the “Perennial Communities”).  During the year ended December 31, 2019, the Company sold 61 of the properties and during the nine months ended September 30, 2020, the Company sold seven additional properties.  In September 2020, the Company decided to discontinue marketing for sale one of its two remaining acute care properties and therefore only had one acute care property classified as assets held for sale as of September 30, 2020.

As of September 30, 2020, the Company’s healthcare investment portfolio was geographically diversified with properties in 27 states and consisted of interests in 74 properties, including 71 senior housing communities, one acute care hospital, one vacant land parcel and one acute care facility classified as held for sale.  The Company

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

1.	Organization (continued)

has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company has also leased its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).  In addition, although most of the Company’s investments are wholly owned, it has invested in properties through partnerships with other entities where it is believed to be appropriate and beneficial.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the nine months ended September 30, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020.  Amounts as of December 31, 2019 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Assets Reclassified from Held for Sale to Held and Used — Upon management’s determination to discontinue marketing properties for sale, the properties will no longer meet the held for sale criteria and are required to be reclassified as held and used at the lower of adjusted carrying value (carrying value of the properties prior to being classified as held for sale adjusted for any depreciation and/or amortization expense that would have been recognized had the properties been continuously classified as held and used) or its fair value at the date of the subsequent decision not to sell. If adjusted carrying value is determined to be lower, a catch-up depreciation and/or amortization adjustment will be recorded. The depreciation and/or amortization expenses that would have been recognized had the properties been continuously classified as held and used and will be included as a component of depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of operations. If fair value is determined to be lower, the Company will record a loss on reclassification which will be included in income or loss from continuing operations in the accompanying unaudited condensed consolidated statements of operations.

Government Grant Income  — On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which provided, among other things, for the establishment of a Provider Relief Fund under the direction of the Department of Health and Human Services (“HHS”). During the nine months ended September 30, 2020, the Company received $0.6 million in government grants under Phase 1 of the Provider Relief Fund primarily to cover increased expenses and lost revenue during the coronavirus pandemic. In September 2020, HHS announced that it expanded the eligibility to the Provider Relief Fund to include assisted living facilities as part of Phase 2 of the Provider Relief Fund.  The Company submitted an application for Phase 2 in September 2020 for approximately $5.5 million in government grants.  In October 2020, HHS announced that additional funds were made available for healthcare providers under Phase 3 of the Provider Relief Fund.  The Company submitted an application under Phase 3 in November 2020 and is awaiting specific guidance from HHS on how Phase 3 relief will be calculated. Grant income is recognized upon receipt of grant income and when all the conditions of the grant have been met. As of September 30, 2020, the

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Company recorded $0.6 million of grant income related to the funding from Phase 1 of the Provider Relief Fund as all conditions had been met.

Risks and Uncertainties — The outbreak of the novel coronavirus (“COVID-19”) pandemic around the globe and the impact of the outbreak has been rapidly evolving.  Various of the states in which the Company owns properties have reacted by, among other things, instituting quarantines in many business sectors and instituting move-in restrictions to seniors housing communities.  The pandemic has also resulted in the incurrence of costs related to disease control and containment. Such actions are creating significant business disruption and adversely impacting a number of industries, including the senior housing sector.

The full impact of COVID-19 on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19.

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

Adopted Accounting Pronouncements — In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326),” which requires a new forward-looking expected loss model to be used for receivables, held-to-maturity debt, loans and other financial instruments.  Previously, when credit losses were measured under current GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss.  The amendments eliminate the probable initial threshold for recognition of credit losses in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument.  The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019.  The Company adopted this ASU prospectively on January 1, 2020, the adoption of which did not have a material impact on the Company’s consolidated results of operations.

Impact of Recent Accounting Pronouncements - In Q1 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In April 2020, the FASB issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under the new lease standard, which the Company adopted on January 1, 2019. Under the new leasing standard, an entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

reached with the tenant, which would be accounted for under the lease modification framework, or if the lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease as long as the total cash flows from the modified lease are substantially similar to the cash flows in the original lease. We have elected this option and therefore, to the extent that a rent concession is granted as a deferral of payments, but total payments are substantially the same, we will account for the concession as if no change has been made to the original lease.

3.	Revenue

The following table presents disaggregated revenue related to the Company’s resident fees and services during the nine months ended September 30, 2020 and 2019:

	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2020	2019	2020	2019	2020	2019
Independent living	2,261	2,261	$55.3	$55.6	25.8%	25.8%
Assisted living	2,966	2,966	105.7	105.0	49.3%	48.7%
Memory care	853	853	43.2	44.6	20.1%	20.7%
Other revenues	―	―	10.4	10.3	4.8%	4.8%
	6,080	6,080	$214.6	$215.5	100.0%	100.0%

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of September 30, 2020 and December 31, 2019 are as follows, excluding assets held for sale (in thousands):

	September 30,	December 31,
	2020	2019
Land and land improvements	$132,605	$132,453
Building and building improvements	1,500,230	1,498,297
Furniture, fixtures and equipment	88,963	86,543
Less: accumulated depreciation	(322,708)	(284,638)
Real estate investment properties, net	$1,399,090	$1,432,655

In September 2020, the Company decided to discontinue marketing for sale one of its two remaining acute care properties that it had previously classified as assets held for sale.  As a result of discontinuing marketing efforts, this acute care property no longer met the assets held for sale criteria and the Company recorded an adjustment of $1.6 million during the quarter and nine months ended September 30, 2020, representing the catch up in depreciation expense that would have been recognized had this property been continuously classified as held and used. The property was reclassified as held and used at the adjusted carrying value, which was lower than its fair value, resulting in no loss on reclassification on this property. The Company recorded all operating results from this acute care property as income or loss from continuing operations for all periods presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

4.	Real Estate Assets, net (continued)

Depreciation expense on the Company’s real estate investment properties, net was approximately $14.3 million and $39.1 million for the quarter and nine months ended September 30, 2020, respectively, and approximately $12.2 million and $36.7 million for the quarter and nine months ended September 30, 2019, respectively.  These amounts include the $1.6 million depreciation catch up adjustment described above and depreciation through the determination date on assets held for sale; refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	As of
	September 30, 2020	December 31, 2019
In-place lease intangibles	$3,943	$83,275
Less: accumulated amortization	(3,019)	(82,055)
Intangible assets, net	$924	$1,220

For each of the quarter and nine months ended September 30, 2020 and 2019, amortization on the Company’s intangible assets was approximately $0.1 million and $0.3 million, respectively, all of which were included in depreciation and amortization.

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations

As part of executing on Possible Strategic Alternatives, during 2018, the Company committed to a plan to sell a total of 70 properties, including: (1) the 63 property MOB/Healthcare Portfolio, (2) the six properties comprising the Perennial Communities and (3) Welbrook Senior Living Grand Junction.  As such, the Company classified the 70 properties as held for sale.  The Company believed the sale of the MOB/Healthcare Portfolio would cause a strategic shift in the Company’s operations and therefore classified the operations of those properties as discontinued operations.  The sale of the other seven properties would not cause a strategic shift in the Company’s operations and were not considered individually significant; therefore, those properties did not qualify as discontinued operations.

During the year ended December 31, 2019, the Company sold 61 of the 70 properties and as of December 31, 2019, had entered into purchase and sale agreements for its acute care property in New Orleans (the “New Orleans Sale Agreement”) and for the Perennial Communities (the “Perennial Sale Agreement”) with unrelated third party buyers.  During the nine months ended September 30, 2020, the Company sold the seven properties in accordance with the New Orleans Sale Agreement and the Perennial Sale Agreement and recorded gain on sale of $1.1 million for financial reporting purposes.

As described in Note 4, “Real Estate Assets, Net”, in September 2020, the Company decided to discontinue marketing for sale one of its two remaining acute care properties that it had previously classified as assets held for sale.  As a result of discontinued marketing efforts, this acute care property no longer met the assets held for sale criteria.  The Company recorded all operating results from this acute care property as income or loss from continuing operations for all periods presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations (continued)

As of September 30, 2020 and December 31, 2019, the Company had one acute care property and eight properties, respectively, classified as assets held for sale. The one asset held for sale, and the liabilities associated with those assets held for sale, consisted of the following (in thousands):

	As of September 30, 2020
	MOB/Healthcare Portfolio	Other	Total
Real estate investment properties, net	$5,922	$—	$5,922
Intangibles, net	1,583	―	1,583
Other assets	22	―	22
Assets held for sale, net	$7,527	$—	$7,527

Accounts payable and accrued liabilities	$6	$—	$6
Other liabilities	87	―	87
Liabilities associated with assets held for sale	$93	$—	$93

As of December 31, 2019, the eight properties classified as assets held for sale, and the liabilities associated with those assets held for sale, consisted of the following (in thousands):

	As of December 31, 2019
	MOB/Healthcare Portfolio	Other	Total
Real estate held for sale, net	$28,307	$46,908	$75,215
Intangibles, net	6,252	800	7,052
Deferred rent and lease incentives	1,345	4,952	6,297
Other assets	6	68	74
Restricted cash	94	72	166
Assets held for sale, net	$36,004	$52,800	$88,804

Accounts payable and accrued liabilities	$4	$3	$7
Other liabilities	―	684	684
Liabilities associated with assets held for sale	$4	$687	$691

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations (continued)

The Company classified the revenues and expenses related to the Company’s MOB/Healthcare Portfolio, which consisted of 62 properties, as discontinued operations in the accompanying condensed consolidated statements of operations, as it believed the sale of these properties represented a strategic shift in the Company’s operations.  The following table is a summary of the Company’s income from discontinued operations for the quarter and nine months ended September 30, 2020 and 2019 (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Rental income and related revenues	$256	$1,707	$1,112	$45,174

Operating expenses:
Property operating expenses	―	―	6	11,116
General and administrative expenses	6	42	178	658
Asset management fees	25	180	114	4,537
Property management fees	7	9	23	1,249
Total operating expenses	38	231	321	17,560
Gain on sale of real estate	―	―	―	331,663
Operating income	218	1,476	791	359,277

Other income (expense):
Interest and other income	―	22	7	33
Interest expense and loan cost amortization(1)(2)	―	―	―	(14,618)
Total other income (expense)	―	22	7	(14,585)

Income before income taxes	218	1,498	798	344,692
Income tax benefit (expense)	―	59	―	(172)
Income from discontinued operations	$218	$1,557	$798	$344,520

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

7.	Variable Interest Entities

As of September 30, 2020 and December 31, 2019, the Company had two subsidiaries classified as VIEs. These subsidiaries are joint ventures with completed real estate under development in which their equity interest consists of non-substantive protective voting rights.  Additionally, one of the subsidiaries has insufficient equity at risk due to the development nature of the joint venture. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these subsidiaries due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

7.	Variable Interest Entities (continued)

is limited to its net investment in these entities which totaled approximately $13.0 million as of September 30, 2020. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

8.	Indebtedness

During the nine months ended September 30, 2020, the Company repaid the Primrose II Communities outstanding mortgage loan balance of approximately $20.5 million, which matured in June 2020.  In April 2020, the Company borrowed $40 million under its Revolving Credit Facility as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19 and in September 2020 repaid $80 million under its Revolving Credit Facility.

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of September 30, 2020 and December 31, 2019 (in millions):

	September 30,		December 31,
	2020		2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$351.7	$347.4	$381.2	$375.9
Credit facilities	$265.0	$263.3	$305.0	$303.0

These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings.  Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.  The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of September 30, 2020 and December 31, 2019 because of the relatively short maturities of the obligations.

All of the Company’s mortgage loans contain customary financial covenants and ratios, including (but not limited to) debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc.

The credit facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status.  As of September 30, 2020, the Company was in compliance with all financial covenants.

9.	Related Party Arrangements

During the quarter and nine months ended September 30, 2020, the Company paid approximately $0.07 million and $0.20 million, respectively, of cash distributions on restricted stock issued through March 2017 pursuant to the Advisor expense support agreement.  During the quarter and nine months ended September 30, 2019, the Company paid approximately $0.07 million and $3.0 million, respectively, of cash distributions on restricted stock issued pursuant to the Advisor expense support agreement, which included a special cash distribution in May 2019 funded with sales proceeds from the sale of real estate.  These amounts have been recognized as

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

9.	Related Party Arrangements (continued)

compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

In May 2020, the Company’s board of directors approved the renewal of its advisory agreement with the Advisor through June 2021. The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the quarter and nine months ended September 30, 2020 and 2019, and related amounts unpaid as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	Quarter Ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Reimbursable expenses:
Operating expenses (2)	$886	$1,097	$2,616	$3,836	$430	$698
	886	1,097	2,616	3,836	430	698

Disposition fee (3)	―	―	143	2,957	―	―
Financing coordination fees (4)	―	―	―	5,351	―	―
Asset management fees	4,513	4,844	13,677	18,529	1,504	1,577
	$5,399	$5,941	$16,436	$30,673	$1,934	$2,275

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
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
(4)

There were no financing coordination fees for the quarter and nine months ended September 30, 2020.  For the nine months ended September 30, 2019, Company incurred financing coordination fees of approximately $5.4 million, primarily related to the 2019 Credit Facilities of which approximately $3.5 million were capitalized in the accompanying condensed consolidated balance sheets.

10.	Equity

Stockholders’ Equity:

Distributions — During the quarter and nine months ended September 30, 2020, the Company declared cash distributions of approximately $8.9 million and $26.7 million, respectively. During the quarter and nine months ended September 30, 2019, the Company declared cash distributions of approximately $8.9 million and $386.0 million, respectively, which included a special cash distribution of $347.9 million funded in May 2019 with proceeds from the sale of real estate.

11.	Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the quarter and nine months ended September 30, 2020 and 2019.  The Company recorded a (benefit) expense for income taxes of approximately ($0.4) million and $0.9 million for the quarter and nine months ended September 30, 2020 respectively, and $0.7 million and $1.9 million for the quarter and nine months ended September 30, 2019, respectively.  Of the amounts recorded for the quarter and nine months ended September 30, 2020, approximately $0.1 million and $0.4 million, respectively, represented current income tax expense, and

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

11.	Income Taxes (continued)

approximately ($0.5) million and $0.5 million, respectively, represented a change to the Company’s net deferred tax assets which was primarily due to the addition to and utilization of a portion of the Company’s TRS’s federal and state net operating loss carry-forwards.  Of the total amounts recorded for the quarter and nine months ended September 30, 2019, approximately $0.1 million and $0.5 million, respectively, represented current income tax expense, and approximately $0.6 million and $1.4 million, respectively, represented a decrease to the Company’s net deferred tax assets which was primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carry-forwards.

On March 27, 2020, the CARES Act was enacted into law.  As required under U.S. GAAP, the effects of tax law changes are recognized in the period of enactment.

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

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  As of September 30, 2020, the Company had six promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.   None of the established performance metrics were not met nor probable of being met as of September 30, 2020.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2020 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

Introduction

The following discussion is based on the condensed consolidated financial statements of the Company as of September 30, 2020 (unaudited) and December 31, 2019.  Amounts as of December 31, 2019 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We are externally managed and advised by CNL Healthcare Corp. (the “Advisor”).  Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives (as described below under “Possible Strategic Alternatives”) and dispositions on our behalf pursuant to an advisory agreement. In May 2020, we extended the advisory agreement with our Advisor through June 2021.  For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Note 9. “Related Party Arrangements.”

On September 30, 2015, we completed our Offerings having received aggregate subscription proceeds of approximately $1.7 billion.  In October 2015, we deregistered the unsold shares of our common stock under our previous registration statement on Form S-11, except for 20 million shares that we registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through our Reinvestment Plan.  As part of moving forward with the consideration of Possible Strategic Alternatives, effective July 11, 2018 we suspended our Reinvestment Plan, and stockholders who were participants in our Reinvestment Plan now receive cash distributions instead of additional shares of our common stock.

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

As of September 30, 2020, our healthcare investment portfolio consisted of interests in 74 properties, comprising 71 senior housing communities, one acute care hospital, one vacant land parcel and one acute care hospital classified as held for sale.  Of our 71 senior housing communities, we owned 15 properties leased to third party tenants under triple-net leases (“NNN”), and the remaining 56 properties were managed through third party operators, including five senior housing communities owned through our unconsolidated joint venture. While the average occupancy of our senior housing communities was not materially impacted as of the beginning of March 2020, occupancy began to decline starting in the second half of March.  Occupancy has continued to trend lower through October as a result of move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19.  While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place or continue to be implemented and in certain cases additional restrictions are being considered. We expect to continue to experience a negative impact in occupancy rates during the COVID-19 pandemic. Starting in the last half of March, we began incurring unanticipated COVID-19 related operating expenses, including higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment. We expect to continue incurring higher operating expenses during the COVID-19 pandemic.

Our 71 seniors housing communities are located throughout the United States in 26 states with a population of nearly 7,000 residents and approximately 5,700 community-level staff.  As of November 11, 2020, as reported by our senior housing operators and tenants, we had 112 active, confirmed positive cases among our residents and staff members in 25 of our communities located in 15 states.  The number of confirmed cases in our senior housing communities may continue to increase depending on the duration, scope and depth of the COVID-19 pandemic as well as the timing and extent of ceasing stay at home and other social distancing restrictions from state and local governmental agencies.

As described below in “Liquidity and Capital Resources”, as of September 30, 2020, we had $240.0 million in liquidity, consisting of approximately $69.9 million in cash and cash equivalents and approximately $170.1 million of availability under our Revolving Credit Facility.  We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

In May 2020, we granted a three-month rent payment deferral of approximately $2 million to one of our senior housing tenants relating to eight properties for the periods May, June and July of 2020. We did not provide any rent concessions to this tenant and repayment of the $2 million in deferred amounts is scheduled to be collected over twelve monthly installments beginning in January 2021. In August, we began collecting 100% of the rental amounts due in accordance with their lease agreements.  As of September 30, 2020, with the exception of the $2 million payment deferral, we had collected 100% of all rental amounts due through October 31, 2020 for all seniors housing properties leased to third party tenants under NNN leases.

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

Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which provided, among other things, for the establishment of a Provider Relief Fund under the direction of the Department of Health and Human Services (“HHS”). One of our communities that provided skilled nursing care services and received Medicare fee-for-service reimbursements for those services, received approximately $0.6 million in relief funds from Phase 1 of the Provider Relief Fund.  In September 2020, HHS announced that it had expanded the eligibility of the Provider Relief Fund to include assisted living facilities as part of Phase 2 of the Provider Relief Fund. We submitted our application for Phase 2 in September 2020 for approximately $5.5 million, and we anticipate receiving and recognizing these funds as an offset to property operating expenses and/or other income in the fourth quarter. In October 2020, HHS announced that additional funds would be made available for healthcare providers under Phase 3 of the Provider Relief Fund.  We submitted our application under Phase 3 in November and are awaiting specific guidance from HHS on how Phase 3 relief will be calculated.

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

In December 2019, we entered into a purchase and sale agreement for the sale of our six skilled nursing facilities in Arkansas (the “Perennial Communities Sale Agreement”) with an unrelated third party for a gross sales price of $55.0 million, subject to certain pro-rations and other adjustments, as described in the Perennial Communities Sale Agreement.  In addition, in December 2019, we entered into a purchase and sale agreement with an unrelated third party for our acute care hospital in New Orleans (the “New Orleans Sale Agreement”) for a gross sales price of $28.65 million.  During the nine months ended September 30, 2020, we sold the property related to the New Orleans Sale Agreement and the six properties related to the Perennial Communities Sale Agreement, respectively.

In September 2020, we decided to discontinue marketing for sale one of our two remaining acute care properties that we had previously classified as assets held for sale.  As a result of discontinued marketing efforts, this acute care property no longer met the assets held for sale criteria.  As of September 30, 2020, we had one remaining acute care property classified as held for sale.

Portfolio Overview

As of September 30, 2020, our healthcare investment portfolio consisted of interests in 74 properties, comprising 71 senior housing communities, one acute care property, one vacant land parcel and one acute care hospital classified as held for sale.  Of our properties held as of September 30, 2020, five of our 71 seniors housing properties were owned through an unconsolidated joint venture.

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on healthcare real estate and real estate-related assets.  Including our one acute care property classified as held for sale, our remaining healthcare investment portfolio is geographically diversified with properties in 27 states. The map below shows our remaining healthcare investment portfolio across geographic regions as of November 5, 2020:

The following table summarizes our remaining healthcare investment portfolio by asset class and investment structure as of November 5, 2020:

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

(3)	One property was classified as held for sale as of September 30, 2020.
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

We monitor the performance of our tenants and third-party operators to stay abreast of any material changes in the operations of the underlying properties by (1) reviewing the current, historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent), (2) monitoring trends in the source of our tenants’ revenue, including the relative mix of public payors (including Medicare, Medicaid, etc.) and private payors (including commercial insurance and private pay patients), (3) evaluating the effect of evolving healthcare legislation and other regulations on our tenants’ profitability and liquidity, and (4) reviewing the competition and demographics of the local and surrounding areas in which the tenants operate. As described above under COVID-19, we provided a $2 million three-month payment deferral to one of our tenants for May, June and July 2020.  Repayment of the $2 million in deferred amounts is scheduled to be collected over twelve monthly installments beginning in January 2021. We did not provide any rent concessions to the tenant and the tenant resumed paying full rents due under its lease agreement in August 2020.  We are proactively working closely with our tenants and third-party operators to monitor the impact from COVID-19 on the operations of our seniors housing communities.

We monitor the credit of our tenants to stay abreast of any material changes in credit quality.  We monitor credit quality by (1) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (2) direct interaction with onsite property managers, (3) monitoring news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses, (4) monitoring the timeliness of rent collections and (5) monitoring lease coverage. The tenant at one of our acute care properties began experiencing financial difficulties.  The tenant has been unable to remain current under its lease and had $0.6 million of past due rents outstanding (all of which were reserved) as of September 30, 2020.  We have not granted any rent concessions and are working with this tenant on the collection of past due amounts.  See further discussion below in “Tenant Financial Difficulties”.

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

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 5% or more of our rentable space as of September 30, 2020, excluding the one acute property which was classified as discontinued operations:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC (1)	13	1,261	74.8%	2022-2025
Wellmore, LLC	2	366	21.7%	2026-2027
Other tenant	1	58	3.5%	2031
	16	1,685	100.0%

FOOTNOTES:

(1)	We granted a three-month payment deferral (May – July 2020) relating to eight properties under this tenant.

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	31.1%	2021-2024
Prestige Senior Living, LLC	13	895	14.3%	2023-2024
Morningstar Senior Management, LLC	4	834	13.3%	2023
SLH Austin Manager, LLC	3	431	6.9%	2021
Parc Communities, LLC	2	385	6.2%	2023
Harborchase Retirement, LLC	4	380	6.1%	2023-2029
Other operators (1)	18	1,382	22.1%	2020-2027
	51	6,255	100.0%

FOOTNOTES:

(1)	Comprised of various tenants or operators each of which comprise less than 5% of our consolidated rentable square footage.

Tenant Lease Expirations

As of September 30, 2020, excluding the one property classified as held for sale, we owned 15 senior housing communities and one acute care property that were leased to third party tenants under NNN leases. During the nine months ended September 30, 2020, our rental income from continuing operations represented approximately 9% of our total revenues from continuing operations.

Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses.  Each tenant is expected to pay real estate taxes directly to the taxing authorities. However, if the tenant does not pay the real estate taxes, we would be liable.

Our asset management team collaborates with existing tenants to understand their current and anticipated space needs in advance of their lease term renewal date.  As of September 30, 2020, none of our rental income from continuing operations was scheduled to expire until 2022.  Therefore, we do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.  We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Lease extensions are likely to create an obligation to pay lease commissions, lease incentives and/or tenant improvements and may also provide our tenants with some periods of reduced and/or “free rent.” Certain amendments or modifications to the terms of existing leases could require lender approval.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2020, each of the next nine years and thereafter on our consolidated healthcare investment portfolio, excluding the one acute care property classified as assets held for sale, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages) as of September 30, 2020:

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet		Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2020	―	―	$	―	―
2021	―	―		―	―
2022	5	518		8,397	27.7%
2023	—	—		—	—
2024	—	—		―	―
2025	8	743		11,778	38.9%
2026	1	137		3,395	11.2%
2027	1	229		4,518	14.9%
2028	—	—		―	―
2029	—	—		—	—
Thereafter	1	58		2,196	7.3%
Total	16	1,685		$30,284	100.0%

Weighted Average Remaining Lease Term: (3)				4.7 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

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

As of September 30, 2020, we had approximately $240.0 million of liquidity (consisting of approximately $69.9 million in cash and cash equivalents on hand and approximately $170.1 million of undrawn availability under our Revolving Credit Facility). In October 2020, we repaid $8.0 million of a debt obligation upon maturity and have approximately $2.8 million of debt obligations coming due during the remainder of 2020.   We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.  However, the full impact of COVID-19 is unknown and cannot be reasonably estimated. The ultimate extent of the impact of COVID-19 on the financial performance of our Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

We have pledged certain of our properties in connection with our borrowings and may continue to strategically leverage our real estate and use debt financing as a means of providing additional funds for the payment of distributions to stockholders, working capital and for other corporate purposes.  Our ability to increase our borrowings could be adversely affected by credit market conditions, including the COVID-19 pandemic, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.  We may also be negatively impacted by rising interest rates on our unhedged variable rate debt or the timing of when we seek to refinance existing debt. In addition, we continue to evaluate the need for additional interest rate protection in the form of interest rate swaps or caps on unhedged variable rate debt.

Our cash flows from operating and investing activities as described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations and exclude the results for the 62 properties from our MOB/Healthcare Portfolio classified as discontinued operations, of which 61 were sold through September 30, 2020 and of which one acute care property was classified as held for sale as of September 30, 2020.

Sources of Liquidity and Capital Resources

Proceeds from Sale of Real Estate – Continuing Operations

During the nine months ended September 30, 2020, we closed on the sale of six properties under the Perennial Communities Sales Agreement and received net sales proceeds of $53.7 million. We retained the net sales proceeds for corporate purposes as we are focused on maintaining a strong balance sheet, liquidity and financial flexibility given the uncertainty relating to COVID-19.  In June 2019 we sold a small parcel of vacant land at our Brookridge Heights Assisted Living & Memory Care property and received net sales proceeds of approximately $0.2 million.

Proceeds from Sale of Real Estate – Discontinued Operations

As part of executing under our Possible Strategic Alternatives, during the nine months ended September 30, 2020, we closed on the sale of our property under the New Orleans Sale Agreement and received net sales proceeds of $28.4 million.  We retained these net sales proceeds, along with the net sales proceeds received from the sale of an acute-care property during the last half of 2019, for corporate purposes as we are focused on maintaining a strong balance sheet, liquidity and financial flexibility given the uncertainty relating to COVID-19. During the nine months ended September 30, 2019, as part of executing under our Possible Strategic Alternatives, we sold 59 of the 62 properties in our MOB/Healthcare Portfolio and received net sales proceeds of approximately $1,312.5 million, which were used to: (1) repay indebtedness secured by the properties sold; (2) rebalance other corporate borrowings (3) make a special cash distribution to the Company’s stockholders and (4) for other corporate purposes.

Borrowings

On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.  During the nine months ended September 30, 2019, we borrowed proceeds of approximately $55.2 million.  In May 2019, as part of executing under our Possible Strategic Alternatives, we completed the sale of 55 properties. In conjunction therewith, we refinanced our Credit Facilities (including the payment of amounts outstanding under our Credit Facilities as described further in “Uses of Liquidity and Capital Resources – Debt Repayments”) and entered into new financings, which were comprised of a 2019 Revolving Line of Credit Facility of approximately $250 million and a 2019 Term Loan Facility of approximately $265 million (collectively, the “2019 Credit Facilities”).

In April 2020, we borrowed $40 million from our 2019 Credit Facilities as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19, which we repaid in September 2020 as described further under “Uses of Liquidity and Capital Resources – Debt Repayments”.  We have borrowed money and intend to continue borrowing money, to fund other enhancements to our portfolio as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities. Our principal demand for funds is expected to be for the payment of debt service on our outstanding indebtedness and the payment of distributions.  Generally, we expect to meet short-term working capital needs from our cash flows from operations.

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis. As of September 30, 2020 and December 31, 2019, we had an aggregate debt leverage ratio of approximately 32.8% and 35.5%, respectively, of the aggregate carrying value of our assets.  As described above under “Possible Strategic Alternatives,” during 2019 and through the nine months ended September 30, 2020, we sold 68 of the 69 properties we had classified as held for sale, used a portion of the 2019 net sales proceeds to pay off indebtedness related to those properties and to pay down a portion of the amounts outstanding on our mortgages and notes payable and our Credit Facilities.  We retained a portion of the net sales proceeds to maintain liquidity and a strong balance sheet in light of COVID-19.  Refer to “Uses of Liquidity and Capital Resources – Debt Repayments” for additional information.

Net Cash Provided by Operating Activities – Continuing Operations

We experienced positive cash flow from operating activities for the nine months ended September 30, 2020 and 2019 of approximately $46.6 million and $36.2 million, respectively.  The increase in cash flows from operating activities for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily the result of the following:

•	a decrease in general and administrative expenses which were primarily attributable to the decrease in expenses related to the execution of Possible Strategic Alternatives;
•

lower interest expense resulting from the repayment of approximately $1.1 billion of indebtedness from the refinancing of our credit facilities and the strategic repayment of other property related indebtedness using net sales proceeds from the sales of properties during 2019 and the repayment of $29 million of indebtedness during the nine months ended September 30, 2020, partially offset by;

•

a decline in property net operating income (“NOI”) related to our seniors housing properties due to the COVID-19 pandemic, caused by lower occupancy revenues and incurring COVID-19 related operating expenses, including higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment;

•

a decrease in rent collections of approximately $2.0 million due to the rent payment deferral granted to one of our senior housing tenants relating to eight properties and a decrease in cash collections of approximately $0.6 million due to the financial difficulties experienced by one of our acute care properties; and

•	a decrease in rental income from the sale of the Perennial Communities in March 2020.

Tenant Financial Difficulties

The tenant at one of our acute care properties began experiencing financial difficulties.  The tenant has been unable to remain current under its lease and had $0.6 million of past due rents outstanding (all of which were reserved) as of September 30, 2020.  We have not granted any rent concessions to this tenant, are recognizing rental income on a cash basis and are working with this tenant on the collection of past due amounts. We also paid approximately $0.2 million in past due real estate taxes related to this property during the nine months ended September 30, 2020.

We had previously classified this acute care property as held for sale and classified the operations of this property as discontinued operations.  Due to the financial difficulties of the tenant, we decided to discontinue marketing this property for sale and determined that this acute care property no longer met the assets held for sale criteria.  In September 2020, we reclassified this property as held and used and recorded all operating results from this acute care property as income or loss from continuing operations for all periods presented.

Uses of Liquidity and Capital Resources

Capital Expenditures

We paid approximately $5.7 million and $4.3 million in capital expenditures during the nine months ended September 30, 2020 and 2019, respectively.

Debt Repayments

During the nine months ended September 30, 2020, we paid approximately $29.0 million of debt obligations, which included approximately $20.5 million of debt obligations that were scheduled to mature in June 2020 and $8.5 million of scheduled repayments on our mortgages and other notes payable. In September 2020, we repaid the $80 million that was outstanding under our Revolving Credit Facility. In October, we paid $8 million in debt obligations that matured in October 2020 relating to one of our consolidated VIEs and have approximately $2.8 million of debt obligations coming due during the remainder of 2020.  We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

During the nine months ended September 30, 2019, we paid approximately $1,044.9 million of total repayments, which was comprised of approximately $457.3 million of repayments in connection with indebtedness secured by the 59 properties that were part of the IRF Sale and the MOB Sale, approximately $83.7 million of indebtedness secured by other properties that we strategically paid down using net sales proceeds received in connection with the IRF Sale and MOB Sale, approximately $434.1 million in repayments related to the refinancing of our 2014 Credit Facilities, approximately $10.0 million in repayments on our 2019 Revolving Credit Facility, approximately $39.7 million repayments on certain construction loans prior to their scheduled maturities and approximately $20.1 million in scheduled repayments on our mortgages and other notes payable.  In connection with the refinancing of our 2014 Credit Facilities, we paid approximately $7.6 million in lender fees and other loan-related costs.

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities.  While we generally expect to pay distributions from cash flows provided by operating activities, we have and may continue to cover periodic shortfalls between distributions paid and cash flows from operating activities with proceeds from other sources, such as from cash flows provided by financing activities (“Other Sources”), a component of which could include borrowings, whether collateralized by our properties or unsecured, or net sales proceeds from the sale of real estate.  We will continue to monitor the extent of the impact of the disruptions from the COVID-19 pandemic on our cash flows from operations in determining the level of distributions going forward.

As part of executing our Possible Strategic Alternatives, in May 2019 we used a portion of the net sales proceeds received from the MOB Sale to pay a special cash distribution.  Our board of directors declared a special cash distribution of $2.00 per share to the holders of record of our common stock, for an aggregate total distribution of approximately $347.9 million.  Additionally, as a result of the sales of these properties, our board of directors adjusted our regular quarterly cash distribution to an amount equal to $0.0512 per share compared to $0.1164 per share in effect since the third quarter of 2017.  The adjustment to our regular cash distributions was the result of a reduction in our remaining earnings base and operating cash flows given the associated impact of the sale of real estate on our operating cash flows.  No amounts distributed to stockholders during the quarter and nine months ended September 30, 2020 and 2019 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

The following table represents total cash distributions declared and cash distributions per share for quarter and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2020 Quarters
First	$0.05120	$8,906	$17,860
Second	0.05120	8,907	14,151
Third	0.05120	8,907	15,486
Total	$0.15360	$26,720	$47,497

2019 Quarters
First	$0.11639	$20,246	$26,155
Second(3)	2.05120	356,832	10,835
Third	0.05120	8,907	16,905
Total	$2.21879	$385,985	$53,895

FOOTNOTES:

(1)

For the nine months ended September 30, 2020 and 2019, our net income attributable to common stockholders was approximately $3.3 million and $343.6 million, respectively, while cash distributions declared were approximately $26.7 million and $386.0 million, respectively, of which approximately $347.9 million for the nine months ended September 30, 2019 represented special cash distributions that were considered to be funded with proceeds from the sale of real estate.  For the nine months ended September 30, 2020 and 2019 (excluding the special cash distribution declared during the nine months ended September 30, 2019), 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.

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

Quarter and nine months ended September 30, 2020 as compared to the quarter and nine months ended September 30, 2019

As of September 30, 2020 and 2019, excluding properties classified as discontinued operations, unconsolidated investments and unimproved land, we owned the following consolidated operating investment properties.

	Investment count as of
	September 30,
Consolidated operating investment types:	2020	2019
Seniors housing leased	15	15
Seniors housing managed	51	51
Post-acute care leased	1	8
	67	74

Rental Income and Related Revenues.  Rental income and related revenues were approximately $6.8 million and $21.8 million for the quarter and nine months ended September 30, 2020, respectively, as compared to approximately $10.5 million and $28.8 million for the quarter and nine months ended September 30, 2019, respectively.  This decrease was primarily due to sale of the Grand Junction property in December 2019 and the six skilled nursing facilities located in Arkansas (“Perennial Communities”), as well as rent reserves recorded for one post-acute care facility due to tenant financial difficulties.

Resident Fees and Services. Resident fees and services income were approximately $69.4 million and $214.6 million for the quarter and nine months ended September 30, 2020, respectively, as compared to approximately $72.3 million and $215.5 million for the quarter and nine months ended September 30, 2019, respectively.  As described above in “Liquidity and Capital Resources - COVID-19”, resident fees and services were negatively impacted during the nine months ended September 30, 2020 as a result of declines in occupancy levels affected by move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19. As a result of the disruptions and uncertainty from COVID-19, we expect to experience reduced occupancy levels, resident fees and services during the remainder of 2020 as compared to levels experienced during 2019.

Property Operating Expenses. Property operating expenses were approximately $48.4 million and $145.5 million for the quarter and nine months ended September 30, 2020, respectively, as compared to approximately $47.6 million and $140.1 million for the quarter and nine months ended September 30, 2019, respectively.  The increase in property operating expenses is primarily a result of increases in COVID-19 related expenses.  We expect property operating expenses to continue at higher levels during the remainder of 2020 as compared to 2019 due to incurring additional costs for emergency preparedness, disease control and containment, and labor costs of healthcare personnel as a result of COVID-19.

General and Administrative Expenses. General and administrative expenses were approximately $2.3 million and $7.0 million for the quarter and nine months ended September 30, 2020, respectively, as compared to approximately $2.2 million and $10.3 million for the quarter and nine months ended September 30, 2019, respectively.  General and administrative expenses during the nine months ended September 30, 2019 included expenses related to the execution of Possible Strategic Alternatives and stock compensation expense incurred related to the special cash distribution declared in May 2019 on restricted stock issued pursuant to the Advisor expense support agreement. No such expenses were incurred during the quarter and nine months ended September 30, 2020.

Asset Management Fees. We incurred asset management fees of approximately $4.5 million and $13.6 million for the quarter and nine months ended September 30, 2020, respectively, as compared to approximately $4.7 million and $14.0 million for the quarter and nine months ended September 30, 2019, respectively.  Monthly asset management fees equal to 0.08334% of invested assets are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments.

Property Management Fees.  We incurred property management fees of approximately $3.8 million and $10.6 million for the quarter and nine months ended September 30, 2020, respectively, payable to our third-party property managers, as compared to approximately $2.6 million and $9.5 million for the quarter and nine months ended September 30, 2019, respectively. Property management fees were lower during the quarter and nine months ended September 30, 2019 because several third-party operators did not meet property performance targets and were required to subordinate a portion of their management fee in accordance with their property management agreements.  We amended and removed the subordination provision from their property management agreements subsequent to September 30, 2019. Property management fees for the quarter and nine months ended September 30, 2020 did not reflect subordination of management fees from these third-party operators.

Financing Coordination Fees.  No financing coordination fees were incurred during the quarter and nine months ended September 30, 2020.  We incurred financing coordination fees primarily related to the refinancing of our credit facilities of approximately $5.4 million, of which approximately $3.5 million, were capitalized in the accompanying condensed consolidated balance sheets for the nine months ended September 30, 2019.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $14.4 million and $39.4 million for the quarter and nine months ended September 30, 2020, respectively, as compared to approximately $12.3 million and $37.0 million for the quarter and nine months ended September 30, 2019, respectively.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. Depreciation and amortization expense for the quarter and nine months ended September 30, 2020 includes the catch-up adjustment of $1.6 million in depreciation expense related to the acute care property that was reclassified from assets held for sale to held and used as described further above in “Liquidity and Capital Resources - Tenant Financial Difficulties”.

Gain on Sale of Real Estate. Gain on the sale of real state was approximately $1.1 million and $0.2 million for the nine months ended September 30, 2020 and 2019.  In March 2020, we sold the Perennial Communities and in June 2019 we sold a small parcel of vacant land at our Brookridge Heights Assisted Living & Memory Care property.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $5.7 million and $18.8 million for the quarter and nine months ended September 30, 2020, respectively, as compared to approximately $9.2 million and $32.0 million for the quarter and nine months ended September 30, 2019, respectively.  The decrease in interest expense and loan cost amortization was primarily the result of the reduction in average debt outstanding resulting from the repayment of approximately $1.1 billion of indebtedness from the refinancing of our credit facilities and the repayment of indebtedness using net sales proceeds from the sales of properties during the nine months ended September 30, 2019, as well as the repayment of approximately $29 million in debt obligations during the nine months ended September 30, 2020.

Income from Discontinued Operations. As discussed above under “Possible Strategic Alternatives,” we classified the revenues and expenses related to our MOB/Healthcare Portfolio, which consisted of 62 properties, as discontinued operations because we believed the sale of these properties would cause a strategic shift in our operations.  We had income from discontinued operations of approximately $0.2 million and $0.8 million for the quarter and nine months ended September 30, 2020, respectively, related to two properties, as compared to approximately $1.6 million and $344.6 million for the quarter and nine months ended September 30, 2019 related to 62 properties, respectively.  Income from discontinued operations included gain on sale of approximately $331.6 million during the nine months ended September 30, 2019 from the sale of 59 properties within our MOB/Healthcare Portfolio during April and May 2019. Refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents NOI from a property that was sold in December 2019 and six properties that were sold in March 2020.  The chart below presents a reconciliation of net income to NOI for the quarter and nine months ended September 30, 2020 and 2019 (in thousands) and the amount invested in properties as of September 30, 2020 and 2019 (in millions), excluding the properties classified as discontinued operations:

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Net (loss) income	$(1,722)	$5,468			$3,302	$343,903
Adjusted to exclude:
General and administrative expenses	2,296	2,173			7,014	10,296
Asset management fees	4,488	4,664			13,563	13,993
Financing coordination fees	―	―			―	1,878
Depreciation and amortization	14,378	12,337			39,376	37,018
Gain on sale of real estate	―	―			(1,074)	(228)
Other expenses, net of other income	5,274	8,761			17,927	30,382
Income tax (benefit) expense	(420)	708			905	1,910
Income from discontinued operations	(218)	(1,557)			(798)	(344,520)
NOI	24,076	32,554	$(8,478)	(26.0)%	80,215	94,632	$(14,417)	(15.2)%
Less: Non-same-store NOI	―	(934)			(987)	(4,360)
Same-store NOI	$24,076	$31,620	$(7,544)	(23.9)%	$79,228	$90,272	$(11,044)	(12.2)%
Invested in operating properties, end of period (in millions)	$1,768	$1,809			$1,768	$1,809

The decrease in same-store NOI for the quarter and nine months ended September 30, 2020 and 2019, is due to decreased occupancy revenues and increased expenses related to the COVID-19 pandemic.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses for business combinations from a capitalization/depreciation model) to an expensed-as-incurred model that were put into effect in 2009, and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP and accounted for as operating expenses.  Our management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases.  Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group (“IPA”) has standardized a measure known as modified funds from operations (“MFFO”) which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We believe that because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

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

The following table presents a reconciliation of net income to FFO and MFFO for the quarter and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(1,738)	$5,454	$3,224	$343,626
Adjustments:
Depreciation and amortization:
Continuing operations	14,378	12,337	39,376	37,018
Gain on sale of real estate:
Continuing operations	―	―	(1,074)	(228)
Discontinued operations	―	―	―	(331,663)
FFO adjustments attributable to noncontrolling interests:
Continuing operations	(48)	(48)	(143)	(143)
Discontinued operations	―	―	―	261
FFO adjustments from unconsolidated entities (1)	(51)	(396)	38	213
FFO attributable to common stockholders	12,541	17,347	41,421	49,084
Straight-line rent adjustments: (2)
Continuing operations	550	777	1,363	558
Discontinued operations	―	(26)	―	(1,225)
Amortization of premium for debt investments:
Continuing operations	(10)	(10)	(31)	(31)
Realized gain (loss) on extinguishment of hedges or other derivatives: (3)
Continuing operations	―	―	―	(186)
Discontinued operations	―	―	―	430
Loss on extinguishment of debt: (4)
Continuing operations	―	421	35	1,075
Discontinued operations	―	―	―	3,340
Unrealized (loss) gain on investment in short term securities: (5)
Continuing operations	(5)	―	11	―
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	12	(2)	7	(7)
Discontinued operations	―	―	―	(9)
MFFO attributable to common stockholders	$13,088	$18,507	$42,806	$53,029
Weighted average number of shares of common
stock outstanding (basic and diluted)	173,960	173,963	173,960	173,963
Net (loss) income per share (basic and diluted)	$(0.01)	$0.03	$0.02	$1.98
FFO per share (basic and diluted)	$0.07	$0.10	$0.24	$0.28
MFFO per share (basic and diluted)	$0.08	$0.11	$0.25	$0.30

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.

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

(3)

Management believes that adjusting for the realized gain (loss) on the extinguishment of debt, hedges or other derivatives is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

(4)

Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

(5)

Management believes that adjusting for the unrealized (loss) gain on investment in short term securities is appropriate because the adjustment is not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

Contractual Obligations

The following table presents our contractual obligations by payment periods as of September 30, 2020, including liabilities associated with assets held for sale (in thousands):

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter	Total
Mortgages and other notes payable (principal and interest)	$14,396	$311,537	$45,910	$—	$371,843
Credit facilities (principal and interest)	1,130	9,044	271,406	—	281,580
	$15,526	$320,581	$317,316	$—	$653,423

Off-Balance Sheet Arrangements

As of September 30, 2020, our off-balance sheet and other arrangements were not materially different from the amounts reported for the year ended December 31, 2019.  Refer to our annual report on Form 10-K for the year ended December 31, 2019 for a summary of our off-balance sheet and other arrangements.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risks

We may be exposed to interest rate changes primarily as a result of the long-term debt we used to acquire properties and other permitted investments. Our management objective related to interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives, we borrow at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert from variable rates to fixed rates.  With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The following is a schedule as of September 30, 2020 of our fixed and variable rate debt maturities for the remainder of 2020, and each of the next four years and thereafter (principal maturities only), including liabilities associated with assets held for sale (in thousands):

	Expected Maturities
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value (1)
Fixed rate debt	$2,756	$11,315	$282,122	$23,417	$20,665	$—	$340,275	$344,000
Weighted average interest rate on fixed rate debt	4.29%	4.29%	4.27%	4.65%	3.25%	—	4.23%
Variable rate debt	$8,020	$—	$—	$—	$265,000	$—	$273,020	$273,000

Average interest rate on variable rate debt	1.59% + LIBOR	—	—	—	1.55% + LIBOR	—	1.55% + LIBOR

_____________

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2020. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of September 30, 2020, considering the impact of our interest rate caps, would increase interest expense by approximately $0.2 million and $0.7 million on our variable rate debt for the quarter and nine months ended September 30, 2020, respectively.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels.

As of September 30, 2020, the Company’s debt is comprised of approximately 55.5% in fixed rate debt, approximately 43.2% in variable rate debt with current interest rate protection and approximately 1.3% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our construction loans and the Revolving Credit Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

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

Unregistered Sales of Equity Securities - None

Issuer Purchases of Equity Securities – None

Secondary Sales of Registered Shares between Investors

During the nine months ended September 30, 2020 and 2019, there were approximately 50,000 shares and 161,000 shares transferred between investors, respectively, at an average sales price per share of approximately $5.80 and $7.61, respectively.  We are not aware of any other trades of our shares.

Item 3.	Defaults Upon Senior Securities - None
Item 4.	Mine Safety Disclosure – Not Applicable
Item 5.	Other Information - None
Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

Exhibits

The following exhibits are included or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of November 2020.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)