Form 10-K
period 2020-12-31
CNL Healthcare Properties, Inc.
filed 2021-03-15
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes x    No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No☒

There is currently no established public market for the registrant’s shares of common stock.  Based on the Company’s $7.81 net asset value (“NAV”) per share as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $1.4 billion.

The number of shares of common stock of the registrant outstanding as of March 15, 2021 was 173,960,540.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share NAV of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.  Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

Item 1.  BUSINESS

General

CNL Healthcare Properties, Inc. is a Maryland corporation that elected to be taxed as a REIT for U.S. federal income tax purposes.  We have been and intend to continue to be organized and operate in a manner that allows us to remain qualified as a REIT for federal income tax purposes.  The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries.

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

We completed our public offerings (“Offerings”) and in October 2015, we deregistered the unsold shares of our common stock under our previous registration statement on Form S-11, except for 20 million shares that we registered on Form S-3 under the Securities Exchange Act of 1933 with the SEC for the sale of additional shares of common stock through our distribution reinvestment plan (“Reinvestment Plan”).  As part of moving forward with the consideration of Possible Strategic Alternatives, as described below under “Possible Strategic Alternatives,” effective July 11, 2018, we suspended our Reinvestment Plan and, effective with the suspension of our Reinvestment Plan, stockholders who were participants in our Reinvestment Plan now receive cash distributions instead of additional shares of our common stock.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Advisor and Property Manager

We are externally managed and advised by CNL Healthcare Corp. (“Advisor”) and through June 2018, were also managed by CNL Healthcare Manager Corp. (the “Property Manager”), each of which is an affiliate of CNL Financial Group, LLC (“Sponsor”). The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”). Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives and dispositions on our behalf pursuant to an advisory agreement.  In May 2020, we extended the advisory agreement with our Advisor through June 2021.  For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data–Note 10. Related Party Arrangements.”

Seniors Housing Investment Focus and Strategy

We are currently invested in a geographically diversified portfolio of 71 seniors housing properties.  The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities. We had previously invested in 70 properties which included our MOB/Healthcare Portfolio (consisting of 63 medical office buildings, acute care and post-acute care properties) and seven skilled nursing facilities. As described below under “Possible Strategic Alternatives,” during the last half of 2018, we entered into a plan to sell these 70 properties, sold 69 properties through January 2021 and in late 2020, discontinued marketing efforts on the remaining acute care property. The medical office properties that we sold included medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The acute care facilities that we sold included specialty surgical hospitals and the post-acute care facilities that we sold included skilled nursing facilities and inpatient rehabilitative facilities.   We viewed, managed and evaluated our portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

As of December 31, 2020, our investment portfolio consisted of interests in 74 properties, comprising of 71 senior housing communities, one acute care hospital, one vacant land parcel and one acute care hospital classified as held for sale (which was sold in January 2021).  Our strategy is to manage our seniors housing portfolio in a way that will allow us to provide stockholders with cash distributions; preserve, protect and return stockholders’ invested capital; and explore liquidity opportunities. The exploration of liquidity opportunities, such as the sale of either the Company or our assets, a potential merger, or the listing of our common shares on a national securities exchange, as further described below under “Possible Strategic Alternatives”.

We have primarily leased our seniors housing properties to wholly owned TRS entities and engaged independent third-party managers under management agreements to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”).  We have also leased certain of our seniors housing properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).  Medical office, post-acute care and acute care properties were leased through the date of sale (ranging from 2019 through January 2021), and the Hurst Specialty Hospital, the remaining acute care property still in our portfolio, is leased on a triple-net basis to a third-party tenant.  Refer to Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Tenant Financial Difficulties” for additional information on the remaining acute care property. In addition, most of our investments are wholly owned, although, to a lesser extent, we invested through partnerships with other entities where we believed it was appropriate and beneficial.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic around the globe.  Various of the states in which we own properties have reacted by, among other things, instituting quarantines in many business sectors and instituting move-in restrictions to seniors housing communities.  Average occupancy began to decline starting in the second half of March and has continued to trend lower as a result of regulatory or self-imposed move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19.  While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place or continue to be mandated. We have and expect to continue to experience a negative impact in occupancy rates and resident fees and revenues during the COVID-19 pandemic. The pandemic has also resulted in the incurrence of costs related to disease control and containment.  Our seniors housing communities have and continue to incur COVID-19 related operating expenses, including higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment. We expect to continue incurring higher operating expenses during the COVID-19 pandemic. The COVID-19 pandemic has resulted in a decline in occupancy, resident fees and revenues, and coupled with an increase in COVID-19 operating expenses, has had a negative impact on results of operations and cash flow from operations at our communities.  We continue to proactively work closely with our tenants and third-party operators to monitor the impact from COVID-19 on the operations of our seniors housing communities.    Refer to Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19” for further discussions on the impact of the COVID-19 pandemic on our financial position and results of operations.

The full impact of COVID-19 on our financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond our control including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19.

Possible Strategic Alternatives

In 2017, we began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders.  In April 2018, our board of directors formed a special committee consisting solely of our independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third-party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”).  Since 2018, the Special Committee has engaged KeyBanc Capital Markets Inc. to act as its financial advisor in connection with exploring our Possible Strategic Alternatives.

In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018.  As part of executing on Possible Strategic Alternatives, in September 2018, our board of directors committed to a plan to sell the MOB/Healthcare Portfolio, a portfolio of 63 properties consisting of 53 medical office buildings (“MOBs”), five post-acute care facilities and five acute care hospitals across the US.  We had also committed to a plan to sell our seven skilled nursing facilities and as of December 31, 2018, we had a total of 70 properties classified as held for sale.

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

During the last half of 2019 and through December 31, 2020, we sold nine additional properties (two properties from our MOB/Healthcare Portfolio and seven skilled nursing facilities) to unrelated third parties.  We received aggregate net sales proceeds of $121.1 million relating to these nine properties and retained the net sales proceeds for corporate purposes.  In September 2020, we decided to discontinue marketing for sale our Hurst Specialty Hospital, which we had previously classified as assets held for sale, due to financial difficulties experienced by the tenant of this property.  As of December 31, 2020, we had one acute care property classified as held for sale and had entered into a purchase and sale agreement with the existing tenant of this acute care property.  In January 2021, we closed on the sale of this acute care property, received net sales proceeds of $7.4 million and retained these proceeds for corporate purposes.

As of March 4, 2021, we had completed the sale of the 69 properties that we planned to sell as part of executing under our Possible Strategic Alternatives.  In light of the market disruption in the seniors housing sector from COVID-19, we retained net sales proceeds from properties sold in the last half of 2019 through the first quarter of 2021 as we are focused on maintaining balance sheet strength and liquidity to enhance financial flexibility.  In addition, we shifted our focus away from the pursuit of larger strategic alternatives to provide further liquidity to our shareholders due to the market and industry disruptions from COVID-19 during the year ended December 31, 2020.  However, our Special Committee continues to work with our financial advisor to carefully study market data and potential options to determine suitable liquidity alternatives that are in the best interests of all of our shareholders.

Portfolio Overview

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on seniors housing real estate assets.  Our healthcare investment portfolio is geographically diversified with properties in 26 states. The map below shows our current property allocations across geographic regions as of March 4, 2021:

The following table summarizes our remaining healthcare portfolio by asset class and investment structure as of March 4, 2021:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	17.3%
Seniors housing managed (2)	51	1,427.8	79.3%
Seniors housing unimproved land	1	1.1	0.1%
Acute care leased (1)	1	29.5	1.6%
Unconsolidated investments:
Seniors housing managed (3)	5	31.1	1.7%
	73	$1,800.5	100%

_____________

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income and related revenues.
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

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on how we evaluate our seniors housing portfolio, our significant tenants and operators as well as our lease expirations.

Dispositions

The determination of when a particular investment should be sold or otherwise disposed of may be made after considering all relevant factors, including overall strategic alternatives, tax considerations as well as prevailing and projected economic and market conditions (including whether the value of the property or other investment is anticipated to decline substantially).  The net proceeds, after payment of debt, received from any disposition may be retained for corporate purposes or distributed to stockholders.  Refer to “Possible Strategic Alternatives” above for additional information on dispositions.

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

For a detailed discussion of the determination of the estimated NAV per share of our common stock, including our valuation process and methodology, see Item 5.  “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Market Information.”

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income.  We may make distributions in the form of cash or other property, including distributions of our own securities. While we generally expect to pay distributions from cash flows provided by operating activities, we have covered and may in the future, cover periodic shortfalls between distributions paid and cash flows provided by operating activities from other sources; such as from cash flows provided by financing activities (“Other Sources”), a component of which could include borrowings, whether collateralized by our properties or unsecured, or net sales proceeds from the sale of real estate. We have not established any limit on the extent to which we may use borrowings to pay distributions, and there is no assurance we will be able to sustain distributions at any level.  We will continue to monitor the extent of the impact of the disruptions from the COVID-19 pandemic on our cash flows from operations in determining the level of distributions going forward.  Refer to Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a table that presents total regular and special cash distributions declared and issued, including distributions reinvested in additional shares through our Reinvestment Plan, and cash flows provided by operating activities for each quarter in the years ended December 31, 2020, 2019 and 2018.

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

There is no limitation on the amount we can borrow for the purchase of any individual property or other investment.  Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests.  Refer to Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Sources of Liquidity and Capital Resources–Borrowings” for further discussions of our borrowings, repayments and aggregate debt leverage ratios.

Competition

Our tenants and operators compete with other properties that provide comparable services in their local markets.  Tenants and operators compete for residents based on a variety of factors including, but not limited to: quality of care, reputation, location, service offerings, staff and price.

Human Capital

We are externally managed and as such we do not have any employees.  All of our executive officers are employees of the Advisor or one of its affiliates.

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

On March 27, 2020, legislation intended to support the economy during the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act made technical corrections, or temporary modifications, to certain of the provisions of the Tax Act, including, without limitation, the provisions of the Tax Act concerning NOLs and interest expense deductions described above. The CARES Act repealed the 80% NOL limitation for carryforwards to taxable years beginning before January 1, 2021. In addition, the CARES Act allowed a five-year carryback for NOLs arising in 2018, 2019, or 2020. However, the carryback allowance does not apply to the NOLs of REITs. The CARES Act increased the 30% limitation on business interest deductions to 50% for taxable years beginning in 2019 or 2020 (with an allocation election required for partnerships for 2019) and permitted an entity to elect to use its 2019 adjusted taxable income to calculate the applicable limitation for its 2020 taxable year.

The individual and collective impact of the Tax Act and the CARES Act on REITs and their stockholders remains uncertain in some respects and may not become evident for some period of time. Although this summary addresses material provisions enacted by the Tax Act and the CARES Act, which may affect REITs and their stockholders, given the complexity of these new laws, stockholders should consult their own tax advisors regarding its potential impact on the U.S. federal income tax consequence to them in light of their particular circumstances.

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

As a result of the enactment of the Tax Act, as modified by the CARES Act, effective for taxable years beginning on or after January 1, 2018, our domestic TRSs are subject to U.S. federal income tax on their taxable income at a rate of 21% (as well as applicable state and local income tax), but NOL carryforwards of a TRS arising in taxable years beginning after December 31, 2020 may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction). In contrast to prior law, which permitted unused NOL carryforwards to be carried back two years and forward 20 years, the Tax Act provides that losses arising in taxable years ending after December 31, 2017 can no longer be carried back but can be carried forward indefinitely. However, the CARES Act modifies the foregoing rule by allowing a five-year carryback for NOLs arising in 2018, 2019, or 2020. The five-year carryback allowance applies to the NOLs of TRSs, but does not apply to the NOLs of REITs.

Commencing in taxable years beginning after December 31, 2017, section 163(j) of the Code, as amended by the Tax Act, limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation in such subsequent year. The CARES Act generally increases the 30% adjusted taxable income limitation to 50% for 2019 and 2020. “Adjusted taxable income” is determined without regard to certain deductions, including those for net interest expense, NOL carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the limitation based on adjusted taxable income does not apply to a “real property trade or business” within the meaning of section 469(c)(7)(C)of the Code, which generally includes real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage trade or business. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system (“ADS”) under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. Under guidance issued by the U.S. Department of the Treasury, our leasing, management and operation of our healthcare facilities and buildings should constitute a real property trade or business, and as of the taxable year beginning on January 1, 2018, we elected not to have the interest deduction limitation apply to our trade or business.  Thus, we currently are not subject to the foregoing limitation on deductibility of net interest expense. However, we must depreciate depreciable real property (and certain improvements) under ADS. If, however, the election is determined not to be available with respect to all or certain of our business activities, the new interest deduction limitation could result in us having more REIT taxable income and thus increasing the amount of distributions we must make to comply with the REIT requirements and avoid incurring corporate level tax.

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

•

If we fail to satisfy either of the 75% or the 95% income tests (discussed below) but have nonetheless maintained our qualification as a REIT because certain conditions have been met, we will be subject to a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.

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

To the extent the terms of a loan provide for contingent interest that is based on the cash proceeds realized upon the sale of the property securing the loan, income attributable to the participation feature will be treated as gain from sale of the underlying real property, which generally will be qualifying income for purposes of both the 75% Income Test and 95% Income Test, provided that such property is not held as inventory or dealer property or primarily for sale to customers in the ordinary course of business. Similar to the treatment of contingent rents from real property (discussed above), to the extent that we derive interest income from a mortgage loan where all or a portion of the amount of interest or rental income payable is contingent, such income generally will qualify for purposes of the 75% Income Test and 95% Income Test only if it is based upon the gross receipts or sales and not on the net income or profits of the borrower.

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

With regard to rental income, our leases generally are, and we expect them generally to continue to be, for fixed rentals with annual CPI or similar adjustments and that none of the rentals under our leases will be based on the income or profits of any Person. Rental leases may provide for payments based on gross receipts, which are generally permissible under the REIT income tests. In addition, none of our tenants are expected to be “Related Party Tenants” and the portion of the rent attributable to personal property is not expected to exceed 15% of the total rent to be received under any lease. The services to be performed with respect to our real properties generally are, and we expect them generally to continue to be, performed by our property manager, and such services are expected to be those usually or customarily rendered in connection with the rental of real property and not rendered to the occupant of such real property. Finally, we anticipate any non-customary services will be provided by a TRS or, alternatively, by an independent contractor that is adequately compensated and from whom we derive no income. However, we can give no assurance that the actual sources of our gross income will allow us to satisfy the 75% Income Test and the 95% Income Test described above.

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

In computing our taxable income, we use the accrual method of accounting and depreciate depreciable property under the ADS. We are required to file an annual federal income tax return, which, like other corporate returns, is subject to examination by the IRS. Because the tax law requires us to make many judgments regarding the proper treatment of a transaction or an item of income or deduction, it is possible that the IRS will challenge positions we take in computing our taxable income and our distributions.

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

However, as noted below, in order for us to qualify as a REIT, the non-mortgage securities (both debt and equity) of all of the TRSs in which we have invested either directly or indirectly may not represent more than 20% (25% for our taxable years beginning before December 31, 2017) of the total value of our assets. We expect that the aggregate value of all of our interests in TRSs will continue to represent less than 20% of the total value of our assets. We cannot, however, assure you that we will always satisfy the 20% value limit or that the IRS will agree with the value we assign to our TRSs.

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

Finally, while a REIT is generally limited in its ability to earn rents that qualify as “rents from real property” from a related party as defined by the Code, a REIT can earn “rents from real property” from the lease of a qualified healthcare property to a TRS (even a wholly owned TRS) if an eligible independent contractor operates the facility. Generally, a qualified healthcare property means a property which is a healthcare facility or is necessary or incidental to the use of a healthcare facility. A qualified healthcare facility is defined as a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients operated by a provider of such services which was eligible for participation in the Medicare program under title XVIII of the Social Security Act with respect to such facility. For these purposes, a contractor qualifies as an “eligible independent contractor” if it is less than 35% affiliated with the REIT and, at the time the contractor enters into the agreement with the TRS to operate the qualified healthcare property, that contractor or any Person related to that contractor is actively engaged in the trade or business of operating qualified healthcare properties for Persons unrelated to the TRS or its affiliated REIT. For these purposes, an otherwise eligible independent contractor is not disqualified from that status on account of the TRS bearing the expenses for the operation of the qualified healthcare property, the TRS receiving the revenues from the operation of the qualified healthcare property, net of expenses for that operation and fees payable to the eligible independent contractor, or the REIT receiving income from the eligible independent contractor pursuant to a preexisting or otherwise grandfathered lease of another property.

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

To the extent we have available NOLs (after application of the 80% limitation described above) and capital losses carried forward from prior tax years, such losses may reduce the amount of distributions we must make in order to comply with the REIT distribution requirements. See “— Requirements for Qualification as a REIT — Operational Requirements — Annual Distribution Requirement.” Such losses, however, are not passed through to stockholders and do not offset income of stockholders from other sources, nor would such losses affect the character of any distributions that we make, which are generally subject to tax in the hands of stockholders to the extent that we have current or accumulated E&P.

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

Cost Basis Reporting.  Treasury Regulations require us to report the cost basis and gain or loss to a stockholder upon the sale or liquidation of “covered” shares. For purposes of these Treasury Regulations, all shares acquired by non-tax-exempt stockholders through the Reinvestment Plan will be considered “covered” shares and will be subject to the applicable reporting requirements.

Upon the sale or liquidation of “covered” shares, a broker must report both the cost basis of the shares and the gain or loss recognized on the sale of those shares to the stockholder and to the IRS on Form 1099-B. In addition, stockholders that are S-corporations are no longer exempt from Form 1099-B reporting and shares purchased by an S-corporation are “covered” shares under the Treasury Regulations. If we take an organizational action such as a stock split, merger, or acquisition that affects the cost basis of “covered” shares, we will report to each stockholder and to the IRS via our website a description of any such action and the quantitative effect of that action on the cost basis on an information return.

We have elected the first in, first out (FIFO) method as the default for calculating the cost basis and gain or loss upon the sale or liquidation of “covered” shares. A non-tax-exempt stockholder may elect a different method of computation until the settlement date of the sold or liquidated shares. We suggest that you consult with your tax advisor to determine the appropriate method of accounting for your investment.

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

Depreciation Deductions Available to the Operating Partnership.  The operating partnership used a portion of contributions we made from Net Offering Proceeds to acquire interests in properties and securities. To the extent that the operating partnership acquires properties or securities for cash, the operating partnership’s initial basis in such properties for federal income tax purposes generally will be equal to the purchase price paid by the operating partnership. The operating partnership depreciates each depreciable property for federal income tax purposes under ADS. To the extent that properties are contributed to the operating partnership in exchange for units of the operating partnership, the operating partnership’s initial basis in each such property for federal income tax purposes should be the same as the transferor’s basis in that property on the date of contribution to the operating partnership. Although the law is not entirely clear, the operating partnership generally depreciates such depreciable property for federal income tax purposes over the same remaining useful lives and under the same methods used by the transferors.

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

Partnership Audit Rules

The Bipartisan Budget Act of 2015 (“Budget Act”) changes the rules applicable to U.S. federal income tax audits of partnerships. Under the Budget Act rules (which generally took effect for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. It is possible that the Budget Act rules could result in partnerships in which we directly or indirectly invest being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we, as a REIT, may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. The changes created by the Budget Act rules are sweeping, and in many respects, dependent on the promulgation of future regulations or other guidance by the U.S. Department of the Treasury. Prospective investors are urged to consult their tax advisors with respect to these changes and their potential impact on their investment in our shares.

Other Tax Considerations

Payments to Certain Foreign Financial Entities and Other Foreign Entities.  Withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-U.S. entities receiving payments on your behalf, including distributions in respect of shares of our stock, if you or such institutions fail to comply with certain due diligence and other reporting rules as set forth in Treasury Regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Withholding currently applies to payments of dividends and the IRS has advised that future guidance may provide that certain other payments made to or by certain foreign financial institutions may be subject to a 30% federal withholding tax. Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the U.S. and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the Treasury Regulations in light of your particular circumstances.

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

The events and consequences discussed in these risk factors could, in circumstances where the Company may not be able to accurately predict, recognize or control, have a material adverse effect on the Company’s business, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity, and ability to pay distributions.

Risks Related to The Company’s Business

The ongoing COVID-19 pandemic may have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company is unable to accurately predict the full impact that the COVID-9 pandemic will have on its results from operations, financial condition, liquidity and cash flows due to numerous factors that are not within the Company’s control, including the duration and severity of the outbreak, public health measures, such as business closures and stay-at-home orders, and other actions taken by governments and business in response to the pandemic, the availability of federal, state, local or non-U.S. funding programs, general economic disruption and uncertainty in key markets and financial market volatility, and the impact of the COVID-19 pandemic on general macroeconomic conditions and the pace of recovery when the pandemic subsides.  The COVID-19 pandemic has resulted in a decline in occupancy, resident fees, and revenues, and coupled with an increase in COVID-19 operating expenses, has had a negative impact on results of operations and cash flow from operations at the Company’s senior communities.

The Company is currently invested in a geographically diversified portfolio of seniors housing properties.  As of December 31, 2020, the Company’s investment portfolio consisted of interests in 74 properties, comprising of 71 senior housing communities, one acute care hospital, one vacant land parcel and one acute care hospital classified as held for sale.  Of the Company’s 71 seniors housing communities, 15 properties were leased to third party tenants under NNN leases and the remaining 56 properties were managed through third party operators, including five seniors housing communities owned through the Company’s unconsolidated joint venture.

The COVID-19 pandemic has subjected the Company’s business, operations, and financial condition to a number of risks, including, but not limited to, those discussed below:

•

Risks Related to Revenue: The Company’s revenues and its operators’ revenues are dependent on occupancy. The Company’s seniors housing communities have experienced a decline in occupancy during COVID-19. In addition to the impact of increases in mortality rates on occupancy of the Company’s seniors housing communities, the ongoing COVID-19 pandemic has prevented prospective occupants and their families from visiting the Company’s facilities and limited the ability of new occupants to move into the Company’s facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic on occupancy remain uncertain, occupancy of the Company’s seniors housing communities and properties leased to the Company’s tenants on a NNN or modified gross basis could further decrease. Such a decrease could affect the Company’s net operating income and the ability of the Company’s tenants to make contractual payments.

•

Risks Related to Operator and Tenant Financial Condition: In addition to the risk of decreased revenue from tenant and operator payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant, operator, borrower, manager or other obligor bankruptcy or insolvency due to factors such as decreased occupancy, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. Although the Company’s operating lease agreements provide it with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, borrower, manager, or other obligor in bankruptcy or subject to insolvency proceedings may be able to limit or delay the Company’s ability to collect unpaid rent and to exercise other rights and remedies. In addition, if a lease is rejected in a tenant bankruptcy, the Company’s claim against the tenant may be limited by applicable provisions of the bankruptcy law. The Company may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. If the Company has terminated its lease with a tenant, the Company may not be able to find another tenant under current conditions due to the industry and macroeconomic effects of the COVID-19 pandemic. If the Company cannot transition a leased property to a new tenant due to the effects of the COVID-19 pandemic or for other reasons, the Company may take possession of that property, which may expose it to certain successor liabilities. Publicity about the operator’s financial condition and insolvency proceedings, particularly in light of ongoing publicity related to the COVID-19 pandemic, may also negatively impact their and the Company’s reputations, decreasing customer demand and revenues. Should such events occur, the Company’s revenue and operating cash flow may be adversely affected.

•

Risks Related to Operations: The Company’s ability to repay any outstanding debt and make distributions to stockholders depends upon the ability of its tenants to make payments to the Company, and their ability to make these payments depends primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on the Company’s properties. Across all of the Company properties, the Company and its operators have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting the Company’s properties and its operations, as well additional health and safety measures adopted by the Company and its operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to Company’s efforts to procure PPE and supplies on behalf of its operators. Such operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of additional public health regulations. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing employees during the COVID-19 pandemic. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, the Company’s operations or those of its operators or tenants may be adversely impacted if a significant number of the Company’s employees or those of its operators or tenants, contract COVID-19. Although the Company continues to undertake extensive efforts to ensure the safety of the Company’s properties, employees and residents and to provide operator support in this regard, the impact of the COVID-19 pandemic on the Company’s facilities could result in additional operational costs and reputational and litigation risk to the Company and its operators. As a result of the COVID-19 pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims related to COVID-19. The Company’s exposure to COVID-19 related litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, the Company is facing increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people. In response to stay-at-home orders and to support the health and well-being of the Company’s employees, the large majority of its employees are currently working remotely. The effects of such work arrangements for an extended period of time could impact employee productivity and morale and introduce additional operational risk, including but not limited to cybersecurity risks.

•

Risks Related to Liquidity: The COVID-19 pandemic and related public health measures implemented by governments worldwide have had severe global macroeconomic impacts and has resulted in significant financial market volatility. An extended period of volatility or a downturn in the financial markets could result in increased cost of capital. In addition, in order to maintain the Company’s REIT status, the Company may be unable to participate in any government stimulus program or lending facility that would limit the Company’s ability to pay distributions. If the Company’s access to capital is restricted or its borrowing costs increase as a result of developments in financial markets relating to the pandemic, the Company’s operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue could adversely affect the Company’s financial condition and could adversely affect the Company’s cost of capital, liquidity, competitive position, and access to capital markets.

•

Risks Related to Distributions: The impacts of COVID-19 pandemic on the Company’s results of operations, liquidity and financial condition could adversely affect its ability to pay distributions at expected levels or at all. All distributions are made at the discretion of the Company’s board of directors in accordance with Maryland law and depend on the Company’s earnings, financial condition, debt and equity capital available to the Company, its expectation of future capital requirements and operating performance, restrictive covenants in the Company’s financial and other contractual arrangements, maintenance of the Company’s REIT qualification, restrictions under Maryland law and other factors as the Board of Directors may deem relevant from time to time. The Board of Directors will continue to assess the Company’s distribution rate on an ongoing basis, as the COVID-19 pandemic and related market conditions and the Company’s financial position continue to evolve.

If the Company does not successfully implement a liquidity event, investors may have to hold an investment for an indeterminate period of time.

In April 2018, the Company’s board of directors formed a special committee consisting solely of independent directors (“Special Committee”) to consider possible strategic alternatives to provide liquidity to the Company’s stockholders.  In connection with its consideration of Possible Strategic Alternatives, the board of directors suspended both the Company’s Reinvestment Plan ln and Redemption Plan effective July 11, 2018 and committed to a plan to sell 70 properties consisting of medical office buildings, acute-care properties, post-acute care properties and skilled nursing facilities.

Between April 2019 and December 2020, the Company sold 68 of these properties resulting in net proceeds to the Company of approximately $1,442.3 million.  The Company used the net sales proceeds to: (1) repay indebtedness secured by or allocated to the sold properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution of $347.9 million to stockholders and (4) for other corporate purposes. As of December 31, 2020, the Company’s investment portfolio consisted of interests in 74 properties, comprising of 71 senior housing communities, one acute care hospital, one vacant land parcel and one acute care hospital classified as held for sale.

The board’s focus and work relative to execution of Possible Strategic Alternatives to provide further liquidity to stockholders has been paused in light of market and industry disruptions from the COVID-19 pandemic.  Nonetheless, our Special Committee continues to actively work with our financial advisor to identify potential strategic options, which may include other transactions to provide stockholders with liquidity for their investment. The COVID-19 pandemic and general macroeconomic conditions have adversely affected the real estate market for properties like those currently owned by the Company.  Valuations of properties have declined as a result of changes in operating income, lower estimates of earnings growth, and an expansion of capitalization rates. As a result, the Company may have to own and operate its remaining properties if and until market conditions improve.  Even if the Company’s board of directors determines to pursue a liquidity event, the Company cannot guarantee that the Company will be able to liquidate all of the Company’s remaining assets on favorable terms, if at all. The timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which its investments are located and federal income tax effects on stockholders that may prevail in the future.

If the Company does not or is unable to pursue a liquidity event or delays such a transaction due to market conditions, the Company’s common stock may continue to be illiquid and investors may, for an indeterminate period of time, be unable to convert investor shares to cash easily, if at all, and could suffer losses on an investment in the Company’s shares.

In determining the Company’s estimated NAV per share, the Company primarily relied upon a valuation of the Company’s portfolio of properties and debt as of December 31, 2020.  Valuations and appraisals of the Company’s properties and outstanding debt are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties.  Therefore, the Company’s estimated NAV per share may not reflect the amount that would be realized upon a sale of each of the Company’s properties.

For the purposes of calculating the Company’s estimated NAV per share, the Company retained an independent third-party valuation firm as valuation expert to determine the Company’s estimated NAV per share and the value of the Company’s properties and debt as of December 31, 2020.  The valuation methodologies used to estimate the NAV of the Company’s shares as well as the value of the Company’s properties and outstanding debt involved certain subjective judgments, including but not limited to, discounted cash flow analyses and the direct capitalization approach for wholly owned and partially owned properties.  Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond the Company’s control.  Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller.  Therefore, the valuations of the Company’s properties and the Company’s investments in real estate-related assets may not correspond to the realizable value upon a sale of those assets.  In addition, reduced occupancy levels at the Company’s properties, as well as disruptions in the financial markets or deteriorating economic conditions that differ from what the Company anticipated at the time the Company acquired the properties could result in decreased values for such properties. As a result, the value of the Company’s real estate investments could decrease below the amounts the Company paid for the investments and also adversely affect NAV.

The Company’s valuation procedures and its NAV are not subject to accounting principles generally accepted in the United States, or GAAP, and will not be subject to independent audit. The Company’s NAV may differ from equity (net assets) reflected on the Company’s audited financial statements, even if the Company is required to adopt a fair value basis of accounting for GAAP financial statement purposes.

Seniors housing properties in the Company’s portfolio may not be readily adaptable to other uses.

Seniors housing properties are specific-use properties that have limited alternative uses.  Therefore, if the operations of any of the Company’s properties become unprofitable for the Company’s tenant or operator or for the Company due to industry competition, a general deterioration of the applicable industry or otherwise, then the Company may have great difficulty re-leasing the property or developing an alternative use for the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses.  Should any of these events occur, the Company’s income and cash available for distribution and the value of the Company’s property portfolio could be reduced.

Events which adversely affect the ability of seniors to afford the Company’s daily resident fees could cause the occupancy rates, resident fee revenues and results of operations of the Company’s seniors housing properties to decline.

Costs to seniors associated with certain types of the seniors housing properties the Company acquires generally are not reimbursable under government reimbursement programs such as Medicaid and Medicare.  Substantially all of the resident fee revenues generated by the Company’s properties are derived from private payment sources consisting of income or assets of residents or their family members.  Only seniors with income or assets meeting or exceeding certain standards can typically afford to pay the Company’s daily resident and service fees and, in some cases, entrance fees.  Economic downturns such as the one recently experienced in the U.S., reductions, or declining growth of government entitlement programs, such as social security benefits, or stock market volatility could adversely affect the ability of seniors to afford the fees for the Company’s seniors housing properties.  If the Company’s tenants or managers are unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations for these properties could decline, which, in turn, could have a material adverse effect on the Company’s business.

There can be no assurance that the Company will be able to achieve expected cash flows necessary to pay or maintain distributions at any particular level or that distributions will continue over time.

There are many factors that can affect the availability and timing of distributions to stockholders.  Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments, current and projected cash requirements and tax considerations.  Distributions may be limited in whole or in part by covenants of the Company’s Revolving Credit Facility or other loans.  Because the Company receives income from property operations and interest or rents at various times during the Company’s fiscal year, distributions paid may not reflect the Company’s income earned in that particular distribution period.  The amount of cash available for distributions is affected by many factors, such as the income from the Company’s real estate investments, the Company’s operating expense levels and many other variables.  Actual cash available for distribution may vary substantially from estimates.  The Company’s actual results may differ significantly from the assumptions used by the Company’s board of directors in establishing the distribution rates to be paid on its shares.

The Company cannot assure investors that:

•	rents or operating income from the Company’s properties will remain stable or increase; or
•	tenants will not default under or terminate their leases.

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

•

Because the Company has elected to be taxed as a REIT, the Company may pay distributions to the Company’s stockholders to comply with the distribution requirements of the Code, and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax.  Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require the Company to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, subject to the applicable REIT rules, the Company’s board of directors, in its discretion, may retain any portion of the Company’s cash on hand for capital needs and other corporate purposes.  Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this Annual Report, as well as other factors that the Company’s board of directors may, from time to time deem relevant to consider when determining an appropriate common stock distribution.

An investment return may be reduced if the Company is required to register as an investment company under the Investment Company Act.

The Company is not registered and does not intend to register the Company or any of its subsidiaries, as an investment company under the Investment Company Act.  If the Company or any of its subsidiaries become obligated to register as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change the Company’s operations.

The Company believes it conducts its operations, directly and through the Company’s wholly and majority owned subsidiaries, so that neither the Company nor any of its subsidiaries will be an investment company and, therefore, will not be required to register as an investment company under the Investment Company Act.  Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities.  Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which the Company refers to as the “40% Test.”

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

The Company pays its Advisor and its affiliates substantial fees.  These fees could influence their advice to the Company, as well as the judgment of affiliates of the Advisor performing services for the Company.  Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal, or enforcement of the Company’s agreements with its Advisor and its affiliates;

•	property sales, which may entitle the Advisor to disposition fees;

•	property acquisitions from third parties, which entitle the Advisor to an investment services fee;

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

The Company may internalize management functions provided by the Advisor and its affiliates.  The Company’s board of directors may decide in the future to acquire assets and personnel from the Advisor or its affiliates for consideration that would be negotiated at that time.  However, as a result of the non-solicitation clause in the advisory agreement, generally the acquisition of Advisor personnel would require the prior written consent of the Advisor.  There can be no assurances that the Company will be successful in retaining the Advisor’s key personnel in the event of an internalization transaction.  In the event the Company acquires the Advisor, the Company cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes, and shares of the Company’s stock.  The payment of such consideration could reduce the percentage of the Company’s shares owned by persons who purchase shares in the Company’s offering and could reduce the net income per share and FFO per share attributable to an investment.

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

The Advisor sub-contracts with affiliated or unaffiliated service providers for the performance of substantially all of its advisory services.  The Advisor has engaged affiliates of the Sponsor to perform certain services on its behalf pursuant to agreements to which the Company is not a party.  As a result, the Company is not in privity of contract with any such service provider and, therefore, such service provider will have no direct duties, obligations, or liabilities to the Company.  In addition, the Company has no right to any indemnification to which the Advisor may be entitled under any agreement with a service provider.  The service providers the Advisor may subcontract with may be insulated from liabilities to the Company for services they perform but may have certain liabilities to the Advisor.  The Advisor has minimal assets with which to remedy liabilities to the Company resulting under the advisory agreement.

Financing Related Risks

The Company may enter into agreements with lenders which restrict the Company’s ability to pay distributions to investors.

The Company’s Revolving Credit Facility contains limitations on distributions and the extent of allowable distributions.  The Company’s Revolving Credit Facility requires that allowable distributions not exceed 95% of adjusted FFO (as defined in the Revolving Credit Facility agreement) and limits the minimum amount of distributions required to maintain the Company’s REIT status.  These and other similar restrictions in loan agreements the Company may enter into impact the Company’s ability to pay distributions to investors.

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

Regulation

The Company’s failure or the failure of the tenants and managers of the Company’s properties to comply with licensing and certification requirements, the requirements of governmental programs, fraud and abuse regulations or new legislative developments may materially adversely affect the operations of the Company’s seniors housing properties.

The operations of the Company’s seniors housing properties are subject to numerous federal, state, and local laws and regulations that are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws.  The ultimate timing or effect of any changes in these laws and regulations cannot be predicted.  Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of certain revenue sources until all licensure or certification issues have been resolved.  Properties may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process.  State laws may require compliance with extensive standards governing operations and agencies administering those laws regularly inspect such properties and investigate complaints.  Failure to comply with all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services at the Company’s seniors housing properties.  Additionally, transfers of operations of certain facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.  The Company has no direct control over the tenant’s or manager’s ability to meet regulatory requirements and failure to comply with these laws, regulations and requirements may materially adversely affect the operations of these properties.

In addition, if the Company leases a seniors housing property to the Company’s TRS rather than leasing the property to a third-party tenant, the Company’s TRS will generally be the license holder and become subject to state licensing requirements and certain operating risks that apply to facility operators, including regulatory violations and third-party actions for negligence or misconduct.  The TRS will have increased liability resulting from events or conditions that occur at the facility, including, for example, injuries to residents and deaths of residents at the facility.  In the event the TRS incurs liability and a successful claim is made that the separate legal status of the TRS should be ignored for equitable or other reasons (i.e. a corporate veil piercing claim), the Company may also become liable for such matters.  Insurance may not cover all such liabilities.  Any negative publicity resulting from lawsuits related to the Company’s TRS status as a licensee could adversely affect the Company’s business reputation and ability to attract and retain residents in the Company’s leased properties, the Company’s ability to obtain or maintain licenses at the affected facility and other facilities, and the Company’s ability to raise additional capital.

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

Legislation and government regulation may adversely affect the operations of the Company’s properties.

Certain of the operations conducted on the Company’s properties require permits, licenses, and approvals from certain federal, state, and local authorities.  Material permits, licenses or approvals may be terminated, not renewed, or renewed on terms or interpreted in ways that are materially less favorable to the Company.  Furthermore, laws and regulations that the Company or the Company’s operators are subject to may change in ways that are difficult to predict.  There can be no assurance that the application of laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property the Company may acquire, the operations of such property and the amount of rent it receives from the tenant of such property.

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

The Company maintains the status of its operating partnership as either a disregarded entity or an entity taxable as a partnership for federal income tax purposes.  However, if the IRS were to successfully challenge the status of the operating partnership as a disregarded entity or an entity taxable as a partnership, the Company’s operating partnership would be taxable as a corporation.  In such event, this would reduce the amount of distributions that the operating partnership could make to the Company.  Additionally, this could also result in the Company’s failure to qualify as a REIT and becoming subject to a corporate level tax on the Company’s taxable income.  This would substantially reduce the cash available to the Company to pay distributions and the return on an investment.  In addition, if any of the partnerships or limited liability companies through which the Company’s operating partnership owns its properties, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Company’s operating partnership.  Such a re-characterization of an underlying property owner could also threaten the Company’s ability to maintain REIT status.

The lease of qualified health care properties to a TRS is subject to special requirements.

The Company leases certain qualified health care properties to TRSs (or limited liability companies of which the TRSs are members), which lessees then contract with managers (or related parties) to manage the health care operations at these properties. The rents from this TRS lessee structure are treated as qualifying rents from real property if (1) they are paid pursuant to an arm’s-length lease of a qualified health care property with a TRS and (2) the manager qualifies as an eligible independent contractor (as defined in the Code). If any of these conditions are not satisfied, then the rents will not be qualifying rents and the Company might fail to meet the 95% and 75% gross income tests.

If the Company’s assets are deemed “plan assets” for the purposes of the Employee Retirement Income Security Act (“ERISA”), the Company could be subject to excise taxes on certain prohibited transactions.

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

Limited partners other than the Company, if any, in the Company’s operating partnership will have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters.  Persons holding such voting rights may exercise them in a manner that conflicts with the interests of the Company’s stockholders.  As general partner of the Company’s operating partnership, the Company is obligated to act in a manner that is in the best interest of all partners of the Company’s operating partnership.  Circumstances may arise in the future when the interests of other limited partners in the operating partnership may conflict with the interests of the Company’s stockholders.  These conflicts may be resolved in a manner that stockholders do not believe are in their best interest.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, we had investments in 74 real estate investment properties, including the one property classified as held for sale, as described in Item 1. “Business––Possible Strategic Alternatives”, which was subsequently sold in January 2021, and including the five real estate properties owned through an unconsolidated joint venture.  The following tables set forth details on our consolidated healthcare investment portfolio by asset class:

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2020 (in millions)	Investment Amount (in millions)
Acute Care (Leased)
Doctors Specialty Hospital (1)	Modified Lease	8/16/2013	$—	$10.0
Leawood, KS ("Kansas City")
Hurst Specialty Hospital	Triple-net Lease	8/15/2014	—	29.5
Hurst, TX ("Dallas/Fort Worth")

Seniors Housing (Leased)
Primrose Retirement Community of Casper	Triple-net Lease	2/16/2012	10.7	19.0
Casper, WY
Sweetwater Retirement Community	Triple-net Lease	2/16/2012	9.3	16.3
Billings, MT
Primrose Retirement Community of Grand Island	Triple-net Lease	2/16/2012	7.5	13.4
Grand Island, NE
Primrose Retirement Community of Mansfield	Triple-net Lease	2/16/2012	10.3	18.3
Mansfield, OH
Primrose Retirement Community of Marion	Triple-net Lease	2/16/2012	8.5	17.9
Marion, OH
Primrose Retirement Community of Lima	Triple-net Lease	12/19/2012	—	18.6
Lima, OH
Primrose Retirement Community of Zanesville	Triple-net Lease	12/19/2012	—	19.1
Zanesville, OH ("Columbus")
Primrose Retirement Community of Decatur	Triple-net Lease	12/19/2012	—	18.2
Decatur, IL
Primrose Retirement Community of Council Bluffs	Triple-net Lease	12/19/2012	—	12.9
Council Bluffs, IA ("Omaha")
Primrose Retirement Community Cottages	Triple-net Lease	12/19/2012	—	4.3
Aberdeen, SD
Primrose Retirement Community of Anderson	Triple-net Lease	5/29/2015	—	21.1
Anderson, IN ("Muncie")
Primrose Retirement Community of Lancaster	Triple-net Lease	5/29/2015	—	25.7
Lancaster, OH ("Columbus")
Primrose Retirement Community of Wausau	Triple-net Lease	5/29/2015	—	20.3
Wausau, WI ("Green Bay")
Wellmore of Tega Cay	Triple-net Lease	2/7/2014	—	32.2
Tega Cay, SC (“Charlotte”)
Wellmore of Lexington	Triple-net Lease	9/14/2015	—	53.7
Lexington, SC (“Columbia”)
Senior Housing (Managed)
Brookridge Heights Assisted Living & Memory Care	Managed	12/21/2012	11.5	18.5
Marquette, MI
Curry House Assisted Living & Memory Care	Managed	12/21/2012	6.5	13.5
Cadillac, MI
Symphony Manor	Managed	12/21/2012	13.0	24.0
Baltimore, MD

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2020 (in millions)	Investment Amount (in millions)
Woodholme Gardens Assisted Living & Memory Care	Managed	12/21/2012	5.8	17.1
Pikesville, MD ("Baltimore")
Tranquillity at Fredericktowne	Managed	12/21/2012	19.1	23.3
Frederick, MD
HarborChase of Villages Crossing	Managed	8/29/2012	—	19.7
Lady Lake, FL (“The Villages”)
HarborChase of Jasper	Managed	8/1/2013	—	7.3
Jasper, AL
HarborChase of Plainfield	Managed	3/282014	—	26.5
Plainfield, IL
HarborChase of Shorewood	Managed	7/8/2014	—	23.8
Shorewood, WI (“Milwaukee”)
Raider Ranch	Managed	8/29/2013	—	72.0
Lubbock, TX
Town Village	Managed	8/29/2013	—	23.7
Oklahoma City, OK
MorningStar of Billings	Managed	12/2/2013	17.9	48.3
Billings, MT
MorningStar of Boise	Managed	12/2/2013	19.2	40.0
Boise, ID
MorningStar of Idaho Falls	Managed	12/2/2013	16.0	44.4
Idaho Falls, ID
MorningStar of Sparks	Managed	12/2/2013	21.3	55.2
Sparks, NV ("Reno")
Prestige Senior Living Arbor Place	Managed	12/2/2013	7.5	15.8
Medford, OR
Prestige Senior Living Beaverton Hills	Managed	12/2/2013	8.2	12.9
Beaverton, OR ("Portland")
Prestige Senior Living Five Rivers	Managed	12/2/2013	7.0	16.7
Tillamook, OR
Prestige Senior Living High Desert	Managed	12/2/2013	7.2	13.6
Bend, OR
Prestige Senior Living Huntington Terrace	Managed	12/2/2013	9.2	15.0
Gresham, OR ("Portland")
Prestige Senior Living Orchard Heights	Managed	12/2/2013	11.0	17.8
Salem, OR
Prestige Senior Living Riverwood	Managed	12/2/2013	4.2	9.7
Tualatin, OR ("Portland")
Prestige Senior Living Southern Hills	Managed	12/2/2013	6.9	12.9
Salem, OR
Prestige Senior Living Auburn Meadows	Managed	2/3/2014	9.6	21.9
Auburn, WA ("Seattle")
Prestige Senior Living Bridgewood	Managed	2/3/2014	12.1	22.1
Vancouver, WA ("Portland")
Prestige Senior Living Monticello Park	Managed	2/3/2014	16.1	27.4
Longview, WA
Prestige Senior Living Rosemont	Managed	2/3/2014	8.5	16.9
Yelm, WA
Prestige Senior Living West Hills	Managed	3/3/2014	8.0	15.0
Corvallis, OR
Isle at Cedar Ridge	Managed	2/28/2014	—	22.0
Cedar Park, TX ("Austin")

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2020 (in millions)	Investment Amount (in millions)
Legacy Ranch Alzheimer's Special Care Center	Managed	3/28/2014	—	12.0
Midland, TX
The Springs Alzheimer's Special Care Center	Managed	3/28/2014	—	10.9
San Angelo, TX
Isle at Watercrest - Bryan	Managed	4/21/2014	—	50.4
Bryan, TX
Isle at Watercrest - Mansfield	Managed	5/5/2014	—	31.3
Mansfield, TX ("Dallas/Fort Worth")
Watercrest at Mansfield	Managed	6/30/2014	24.1	49.0
Mansfield, TX ("Dallas/Fort Worth")
Watercrest at Katy (2)	Managed	6/27/2014	21.3	37.2
Lubbock, TX
Fairfield Village of Layton	Managed	11/20/2014	—	68.0
Layton, UT ("Salt Lake City")
Fieldstone Memory Care	Managed	3/31/2015	—	12.4
Yakima, WA
Superior Residences of Panama City	Managed	7/15/2015	—	20.0
Panama City Beach, FL
Parc at Duluth	Managed	7/31/2015	—	52.8
Duluth, GA ("Atlanta")
Parc at Piedmont	Managed	7/31/2015	—	50.8
Marietta, GA ("Atlanta")
The Pavilion at Great Hills	Managed	7/31/2015	—	35.0
Austin, TX
The Hampton at Meadows Place	Managed	7/31/2015	—	28.4
Meadows Place, TX ("Houston")
The Beacon at Gulf Breeze	Managed	7/31/2015	—	28.0
Gulf Breeze, FL ("Pensacola")
Waterstone on Augusta	Managed	8/31/2015	—	26.8
Greenville, SC
Palmilla Senior Living	Managed	9/30/2015	—	47.6
Albuquerque, NM
Cedar Lake Assisted Living and Memory Care	Managed	9/30/2015	—	30.0
Lake Zurich, IL ("Chicago")
Fieldstone at Pear Orchard (3)	Managed	10/15/2015	—	14.3
Yakima, WA
The Shores of Lake Phalen	Managed	11/10/2015	—	29.2
Maplewood, MN ("St. Paul")
The Dogwood Forest of Grayson	Managed	11/24/2015	—	25.7
Grayson, GA
Park Place Senior Living at WingHaven	Managed	12/17/2015	—	54.0
O'Fallon, MO ("St Louis")
Hearthside Senior Living of Collierville	Managed	12/29/2015	—	17.0
Collierville, TN ("Memphis")

Unimproved Land
Albuquerque NM, Land Owner	Managed	9/7/2017	—	1.1
Albuquerque, NM
			$337.5	$1,779.4

FOOTNOTES:

(1)	Property was classified as held for sale as of December 31, 2020 and sold in January 2021.

(2)	Property owned through a consolidated joint venture in which we hold a 95% controlling interest.
(3)	Property owned through a consolidated joint venture in which we hold a 75% controlling interest.

As of December 31, 2020, we owned five real estate properties through an unconsolidated joint venture in which we hold a 75% interest (“Windsor Manor JV”).  The following tables set forth details on the property holdings of our investments in the unconsolidated Windsor Manor JV:

Name	Structure	Date Acquired	Encumbrance at 12/31/20 (in millions)	Investment Amount (in millions)
Seniors Housing Managed
Windsor Manor of Vinton	Managed	8/31/2012	$ 2.9	$ 5.8
Vinton, IA
Windsor Manor of Webster City	Managed	8/31/2012	2.5	6.8
Webster City, IA
Windsor Manor of Nevada	Managed	8/31/2012	5.8	6.3
Nevada, IA
Windsor Manor of Indianola	Managed	4/2/2013	2.2	5.7
Indianola, IA
Windsor Manor of Grinnell	Managed	4/2/2013	5.6	6.5
Grinnell, IA
			$ 19.0	$ 31.1

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

During the year ended December 31, 2020, our board of directors initiated a process to estimate the Company’s NAV per share as of December 31, 2020 (“Valuation Date”) and engaged Stanger to provide a report containing, among other things, a range for the estimated NAV per share of our common stock as of the Valuation Date (“Valuation Report”).  The engagement of Stanger was based on a number of factors including Stanger’s experience in the valuation of assets similar to those we own.  Upon receipt of the Valuation Report from Stanger, which contained, among other information, a range for the estimated NAV per share for our common stock, our Valuation Committee considered the reasonableness of the range of per share values in order to make a recommendation to our board of directors. On March 10, 2021, our board of directors accepted the recommendation of our Valuation Committee and approved an estimated NAV as of December 31, 2020 of $7.38 per share, which includes deductions for estimated transaction costs (the “2020 NAV”). The Company previously announced an estimated NAV of $7.81 per share as of December 31, 2019 (the “2019” NAV”).  The Company also previously announced an estimated NAV of $10.01 per share as of December 31, 2018 (adjusted to $7.99 per share after the declaration of a $2.00 per share, special cash distribution and $0.02 of adjustments relating to closing costs from sales of certain of the Company’s assets) (the “2018 NAV”).

For additional information on the determination of our estimated NAV, please refer to our Current Report on Form 8-K filed with the SEC on March 11, 2021.

Stockholder Information

As of December 31, 2020, we had 45,951 stockholders of record.  The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Redemption Plan

Our Redemption Plan, through its suspension in July 2018, as further discussed below, was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any liquidity event.  Proceeds from our Reinvestment Plan were the primary source of available funds for redemption requests under the Redemption Plan on a quarterly basis with additional sources for excess redemption requests determined by our board of directors in accordance with our Redemption Plan.

In July 2018, in light of the Company’s decision to proceed with the exploration of Possible Strategic Alternatives, our board of directors suspended our Reinvestment Plan and our Redemption Plan.  No requests for redemptions have been accepted subsequent to the July 2018 suspension of the Redemption Plan.   During the year ended December 31, 2018, we received requests through the suspension of our Redemption Plan for the redemption of approximately $44.8 million (4.4 million shares) of our common stock, which exceeded proceeds received from our Reinvestment Plan by approximately $22.8 million.  Of the excess $22.8 million in redemption requests, approximately $6.3 million of the excess redemption requests related to the quarter ended March 31, 2018 were approved by our board of directors prior to our Redemption Plan’s suspension, while the approximate $16.4 million (1.6 million shares) of remaining excess redemptions requests were placed in a redemption requests queue pursuant to our Redemption Plan.

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

For the year ended December 31, 2018, we received requests for the redemption of common stock under our Redemption Plan of approximately 4.4 million shares, of which, 2.8 million shares were approved for redemption at an average price of $10.14 for a total of approximately $28.4 million.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation.  We intend to continue paying distributions to our stockholders on a quarterly basis until such provisions are terminated or amended by our board of directors. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including:

•

sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, FFO, MFFO and net sales proceeds from sales of properties as part of executing under our possible strategic alternatives process as described above in Item 1. “Business–Possible Strategic Alternatives”, as well as expected future long-term cash flows, FFO and MFFO;

•	the impact of the disruptions from the COVID-19 pandemic on our cash flows from operations in determining the level of distributions going forward
•	limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and
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

The table in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Uses of Capital Resources–Distributions” presents total regular and special cash distributions declared and issued, including distributions reinvested in additional shares through our Reinvestment Plan, and cash flows provided by operating activities for each quarter in the years ended December 31, 2020, 2019 and 2018.

The tax composition of our distributions declared for years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
Ordinary income	21.88%	0.0%	0.0%
Capital gain	0.62%	42.85%	0.0%
Unrecaptured Sec. 1250 gain	11.15%	20.10%	0.0%
Return of capital	66.35%	37.05%	100.00%

Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2020 may not be indicative of the characterization of distributions that may be expected for the year ending December 31,

2021.   In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated E&P are treated as a return of capital to the stockholders.  E&P is a statutory calculation which is derived from net income and determined in accordance with the Code.  It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders. No amounts distributed to stockholders for the years ended December 31, 2020, 2019 and 2018 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Unregistered Sales of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Secondary Sales of Registered Shares between Investors

During years ended December 31, 2020, 2019 and 2018, there were approximately 482,000 shares, 343,000 shares and 192,000 shares transferred between investors, respectively, at an average sales price per share of approximately $4.73, $6.37 and $7.60, respectively.  We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 6.SELECTED FINANCIAL DATA

Reserved

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CNL Healthcare Properties, Inc. is a Maryland corporation that elected to be taxed as a REIT for U.S. federal income tax purposes.  We have and intend to continue to be organized and operate in a manner that allows us to remain qualified as a REIT for federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries.  The discussion of our financial condition and results of operations for the year ended December 31, 2018 included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed on March 26, 2020 is incorporated by reference herein.

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

We are externally managed and advised by CNL Healthcare Corp. (the “Advisor”).  Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives (as described below under “Possible Strategic Alternatives”), and dispositions on our behalf pursuant to an advisory agreement.  In May 2020, we extended the advisory agreement with our Advisor through June 2021.  For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Note 10. “Related Party Arrangements.”

We are currently invested in a geographically diversified portfolio of 71 seniors housing properties.  The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities. We had previously invested in 70 properties which included our MOB/Healthcare Portfolio (consisting of 63 medical office buildings, acute care and post-acute care properties) and seven skilled nursing facilities. As described below under “Possible Strategic Alternatives,” during the last half of 2018, we entered into a plan to sell these 70 properties, sold 69 properties through January 2021 and in late 2020, discontinued marketing efforts on the remaining acute care property. The medical office properties that we sold included medical office buildings, specialty medical and diagnostic service facilities, surgery centers, outpatient rehabilitation facilities, and other facilities designed for clinical services. The acute care facilities that we sold included specialty surgical hospitals and the post-acute care facilities that we sold included skilled nursing facilities and inpatient rehabilitative facilities.   We viewed, managed and evaluated our portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

As of December 31, 2020, our healthcare investment portfolio consisted of interests in 74 properties, comprising of 71 senior housing communities, one acute care property, one vacant land parcel and one acute care hospital classified as held for sale (which we subsequently sold in January 2021).  Of our properties held as of December 31, 2020, five of our 71 seniors housing properties were owned through an unconsolidated joint venture.  For a description of the individual properties included in our healthcare investment portfolio, including the location, date acquired, and amount invested, as of December 31, 2020, see Item 2.  “Properties.”

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic around the globe.  Various states in which we own properties have reacted by, among other things, instituting quarantines in many business sectors and instituting move-in restrictions to seniors housing communities.  Average occupancy began to decline starting in the second half of March 2020 and has continued to trend lower as a result of regulatory or self-imposed move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19.  While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place or continue to be mandated. We have and expect to continue to experience a negative impact in occupancy rates and resident fees and revenues during the COVID-19 pandemic.

The pandemic has also resulted in the incurrence of costs related to disease control and containment.  Our seniors housing communities have and continue to incur COVID-19 related operating expenses, including higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment. We expect to continue incurring higher operating expenses during the COVID-19 pandemic. The COVID-19 pandemic has resulted in a decline in occupancy, resident fees and revenues, and coupled with an increase in COVID-19 operating expenses, has had a negative impact on results of operations and cash flow from operations at our communities.  We continue to proactively work closely with our tenants and third-party operators to monitor the impact from COVID-19 on the operations of our seniors housing communities.

The outbreak of COVID-19 as a pandemic has resulted in significant effects on global markets, supply chains, businesses and communities. Many countries, including the United States, have reacted and continue to react by, among other things, instituting quarantines, mandating business and school closures and restricting travel. The disruptions caused by COVID-19 brought to a halt most economic activity in most of the United States resulting in a significant increase in unemployment claims and will likely result in a significant decline in the U.S. Gross Domestic Product. COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and trigger a period of global economic slowdown which could have a material adverse effect on our Company’s results and financial condition.

The full impact of COVID-19 on the financial and credit markets and consequently on our business, financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond our control including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the United States and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19.

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

As of December 31, 2020, our healthcare investment portfolio consisted of interests in 74 properties, including 71 senior housing communities.  Our 71 seniors housing communities are located throughout the United States in 26 states with a population of nearly 7,000 residents and approximately 5,700 community-level staff.  As of March 4, 2021, as reported by our senior housing operators and tenants, we had 19 active, confirmed positive cases among our residents and staff members in 11 of our communities located in seven states.  The number of confirmed cases in our senior housing communities may continue to increase depending on the duration, scope and depth of the COVID-19 pandemic as well as the timing and extent of ceasing stay at home and other social distancing restrictions from state and local governmental agencies.

As described below in “Liquidity and Capital Resources”, as of December 31, 2020, we had $211.7 million in liquidity, consisting of approximately $61.5 million in cash on hand and approximately $150.2 million of availability under our Revolving Credit Facility.  We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

Of our 71 senior housing communities, we owned 15 properties leased to two separate third party tenants under triple-net leases (“NNN”), and the remaining 56 properties were managed through third party operators, including five senior housing communities owned through our unconsolidated joint venture. In May 2020, we granted a $2 million rent deferral relating to eight properties leased to one of our two senior housing tenants representing rental lease payments for the periods May, June and July of 2020. We did not provide any rent concessions to this tenant and repayment of the $2 million in deferred amounts is scheduled to be collected over twelve monthly installments beginning in January 2021. In August of 2020, we began collecting 100% of the rental amounts from this tenant due in accordance with their lease agreements and in January 2021, began collecting installments relating to the $2 million deferral as scheduled.  As of March 4, 2021, we had collected 100% of all rental amounts related to the 13 seniors housing properties leased to this third-party tenant under NNN leases and had collected installments relating to the $2 million deferral as scheduled.  In December 2020, our other tenant that leases two properties under NNN leases informed us that they will be requesting rent relief during 2021.  As of March 4, 2021, we had collected 100% of rental amounts due under their NNN leases and were exploring rent relief either in the form of a potential rent deferral or rent concession.

Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which provided, among other things, for the establishment of a Provider Relief Fund under the direction of the Department of Health and Human Services (“HHS”). In September 2020, HHS announced that it had expanded the eligibility of the Provider Relief Fund to include assisted living facilities as part of Phase 2, and subsequently announced additional eligibility under Phase 3 of the Provider Relief Fund. These Provider Relief Funds are deemed governmental grants and are intended to reimburse eligible providers for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions, including reporting and record keeping requirements and cooperating with any government audits. During the year ended December 31, 2020, we received and recorded $5.3 million of Provider Relief Funds as other income as all conditions of the grant had been met.

The CARES Act and related legislation also made other forms of financial assistance available to healthcare providers. This assistance included an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. The Cares Act and related legislation also suspended Medicare sequestration payment adjustments, which would have otherwise reduced payments to Medicare providers by 2%, from May 1, 2020 through March 31, 2021.  During the year ended December 31, 2020, we received approximately $0.4 million in Medicare advances and recorded them as a liability as of December 31, 2020.

We believe we are taking appropriate actions to manage through the COVID-19 pandemic.  As described above, we began to see a reduction in our operating results in the last half of March 2020 which has continued through the date of this filing.  However, the full impact of COVID-19 is unknown and cannot be reasonably estimated. The ultimate extent of the impact of COVID-19 on the financial performance of our Company will depend on future developments, including the duration and spread of COVID-19 and its effects on the overall economy, all of which are highly uncertain and cannot be predicted.

Possible Strategic Alternatives

In 2017, we began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders.  In April 2018, our board of directors formed a special committee consisting solely of our independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third-party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”).  Since 2018, the Special Committee has engaged KeyBanc Capital Markets Inc. to act as its financial advisor in connection with exploring our Possible Strategic Alternatives.

In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018.  As part of executing on Possible Strategic Alternatives, in September 2018, our board of directors committed to a plan to sell the MOB/Healthcare Portfolio, a portfolio of 63 properties consisting of 53 medical office buildings (“MOBs”), five post-acute care facilities and five acute care hospitals across the US. We had also committed to a plan to sell our seven skilled nursing facilities and as of December 31, 2018, we had a total of 70 properties classified as held for sale.

In April 2019, we completed the sale of four post-acute care properties (“IRF Sale”) to an unrelated third party. In May 2019, we completed the sale of 55 medical office buildings and related properties (“MOB Sale”), to a subsidiary of Welltower Inc. and received approximately $1,321.2 million in aggregate net sales proceeds.  Both the IRF Sale and the MOB Sale were in furtherance of our efforts to sell the MOB/Healthcare Portfolio.  We used the net sales proceeds to: (1) repay indebtedness secured by or allocated to the 59 properties comprising the MOB Sale and the IRF Sale; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution of $347.9 million ($2.00 per share) to our stockholders and (4) for other corporate purposes.  Additionally, as a result of the IRF Sale and the MOB Sale, our board of directors adjusted our regular quarterly cash distribution to an amount equal to $0.0512 per share, compared to $0.1164 per share that had been in effect since the third quarter of 2017.  The adjustment to our regular cash distributions was the result of a reduction in our remaining earnings base and operating cash flows given the associated impact of the sale of real estate on our operating cash flows.

During the last half of 2019 and through December 31, 2020, we sold nine additional properties (two properties from our MOB/Healthcare Portfolio and seven skilled nursing facilities) to unrelated third parties.  We received aggregate net sales proceeds of $121.1 million relating to these nine properties and retained the net sales proceeds for corporate purposes.  In September 2020, we decided to discontinue marketing for sale our Hurst Specialty Hospital, which we had previously classified as assets held for sale, due to financial difficulties experienced by the tenant of this property.  As of December 31, 2020, we had one acute care property classified as held for sale and had entered into a purchase and sale agreement with the existing tenant of this acute care property.  In January 2021, we closed on the sale of this acute care property, received net sales proceeds of $7.4 million and retained these proceeds for corporate purposes.

As of March 4, 2021, we had completed the sale of the 69 properties that we planned to sell as part of executing under our Possible Strategic Alternatives.  In light of the market disruption in the seniors housing sector from COVID-19, we retained the net sales proceeds from the two properties sold in the latter part of 2019 and the seven properties sold through the first quarter of 2020 for corporate purposes, as we are focused on maintaining balance sheet strength and liquidity to enhance financial flexibility.  In addition, we shifted our focus away from the pursuit of larger strategic alternatives to provide further liquidity to our shareholders due to the market and industry disruptions from COVID-19 during the year ended December 31, 2020.  However, our Special Committee continues to work with our financial advisor to carefully study market data and potential options to determine suitable liquidity alternatives that are in the best interests of all of our shareholders.

Seniors Housing Portfolio

Our remaining investment focus is in seniors housing communities. We invested in or developed the following types of seniors housing properties:

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

Portfolio Overview

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on seniors housing real estate assets.  Our seniors housing portfolio is geographically diversified with properties in 26 states. The map below shows our current property allocations across geographic regions as of March 4, 2021:

The following table summarizes our remaining healthcare portfolio by asset class and investment structure as of March 4, 2021:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	17.3%
Seniors housing managed (2)	51	1,427.8	79.3%
Seniors housing unimproved land	1	1.1	0.1%
Acute care leased (1)	1	29.5	1.6%
Unconsolidated investments:
Seniors housing managed (3)	5	31.1	1.7%
	73	$1,800.5	100.0%

FOOTNOTES:

(1)	Properties that are leased to third-party tenants for which we report rental income and related revenues.
(2)

Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.

(3)

Properties that are owned through an unconsolidated joint venture and are leased to TRS entities and managed pursuant to third-party management contract (i.e. RIDEA structure).  The joint venture is accounted for using the equity method.

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

We monitor the performance of our tenants and third-party operators to stay abreast of any material changes in the operations of the underlying properties by (1) reviewing the current, historical and prospective operating margins (measured by a tenant’s earnings before interest, taxes, depreciation, amortization and facility rent), (2) monitoring trends in the source of our tenants’ revenue, including the relative mix of public payors (including Medicare, Medicaid, etc.) and private payors (including commercial insurance and private pay patients), (3) evaluating the effect of evolving healthcare legislation and other regulations on our tenants’ profitability and liquidity, and (4) reviewing the competition and demographics of the local and surrounding areas in which the tenants operate. We have and continue to proactively work closely with our tenants and third-party operators to monitor the impact from COVID-19 on the operations of our seniors housing communities.

We monitor the credit of our tenants to stay abreast of any material changes in credit quality.  We monitor credit quality by (1) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (2) direct interaction with onsite property managers, (3) monitoring news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses, (4) monitoring the timeliness of rent collections and (5) monitoring lease coverage. The tenant at our Hurst Specialty Hospital began experiencing financial difficulties and we are working with this tenant on the collection of past due amounts.  Refer to “Liquidity and Capital Resources - Tenant Financial Difficulties” below for additional information.

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

Significant Tenants and Operators

Our real estate portfolio is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 10% or more of our rentable space as of December 31, 2020, excluding the five properties owned through our unconsolidated joint venture and one acute care property, which was classified as held for sale, sold in January 2021 and for which its operating results were classified as discontinued operations:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC (1)	13	1,261	74.8%	2022-2025
Wellmore, LLC	2	366	21.7%	2026-2027
Other tenant	1	58	3.5%	2031
	16	1,685	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	31.1%	2021-2024
Prestige Senior Living, LLC	13	895	14.3%	2023-2024
Morningstar Senior Management, LLC	4	834	13.3%	2023
Other operators (2)	27	2,578	41.3%	2021-2029
	51	6,255	100.0%

FOOTNOTE:

(1)

We granted a $2 million rent deferral relating to eight properties under this tenant during the year ended December 31, 2020.  The deferral will be collected over 12 equal installments beginning in January 2021

(2)	Comprised of various operators each of which comprise less than 10% of our consolidated rentable square footage.

Tenant Lease Expirations

As of December 31, 2020, excluding the one property classified as held for sale (which was sold in January 2021), we owned 15 seniors housing properties and one acute care property that were leased to third party tenants under triple-net operating leases.  During the year ended December 31, 2020, our rental income from continuing operations represented approximately 8.6% of our total revenues from continuing operations.

Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities.  However, if the tenant does not pay the real estate taxes, we would be liable. Refer to “Liquidity and Capital Resources – Tenant Financial Difficulties” below for information on real estate taxes paid relating to our one acute care property.

As of December 31, 2020, none of the leases on our properties from which we derive rental income from continuing operations were scheduled to expire before 2022.  Therefore, we do not expect lease turnover to have a significant impact on our cash flows from operations in the near term.  We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Certain amendments or modifications to the terms of existing leases could require lender approval.

The following table lists, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st and thereafter on our 15 consolidated seniors housing properties and our Hurst Specialty Hospital leased to third-party tenants, excludes the one acute care property leased and classified as held for sale (that was sold in January

2021), and assumes that none of the tenants exercise any of their renewal options (in thousands, except for number of properties and percentages) as of December 31, 2020:

Year of Expiration(1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2021	—	—	—	—
2022	5	518	8,397	27.7%
2023	—	—	—	—
2024	—	—	—	—
2025	8	743	11,778	38.9%
2026	1	137	3,395	11.2%
2027	1	229	4,518	14.9%
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
Thereafter	1	58	2,196	7.3%
Total	16	1,685	$30,284	100.0%

Weighted Average Remaining Lease Term: (3)			4.5 years

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Liquidity and Capital Resources

General

Our ongoing primary sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, other assets and undistributed operating cash flows, and as part of executing on Possible Strategic Alternatives as described above under “Possible Strategic Alternatives,” proceeds from the sales of real estate.  Our primary use of capital includes the payment of distributions, payment of operating expenses, funding capital improvements to existing properties and payment of debt service.  Our ongoing sources and uses of capital have been and will continue to be impacted by the COVID-19 pandemic as described above in “COVID-19”. As necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures or to cover periodic shortfalls between distributions paid and cash flows from operating activities.

As of December 31, 2020, we had approximately $211.7 million of liquidity (consisting of approximately $61.5 million in cash on hand and approximately $150.2 million of undrawn availability under our Revolving Credit Facility). We have approximately $11.3 million of debt obligations coming due during 2021 and have begun to engage in dialogue with our lender about refinancing options for approximately $236.4 million of debt obligations coming due in January 2022. Refer to “Uses of Liquidity and Capital Resources – Debt Repayments” for additional information. We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we continue to deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.  However, the full impact of COVID-19 is unknown and cannot be reasonably estimated. The ultimate extent of the impact of COVID-19 on the financial performance of our Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Our cash flows from operating and investing activities as described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations and exclude the results for the 62 properties from our MOB/Healthcare Portfolio classified as discontinued operations, of which 61 were sold through December 31, 2020 and of which one acute care property was classified as held for sale as of December 31, 2020. We sold this property in January 2021.

Sources of Liquidity and Capital Resources

Proceeds from Sale of Real Estate – Continuing Operations

As part of executing under our Possible Strategic Alternatives, during the year ended December 31, 2020, we closed on the sale of six skilled nursing properties (the “Perennial Communities”) and received net sales proceeds of $53.7 million.  During the year ended December 31, 2019, we sold a small parcel of vacant land at our Brookridge Heights Assisted Living & Memory Care property and sold one skilled nursing facility (the “Grand Junction Property”) and received total net sales proceeds for both properties of approximately $6.0 million.  We retained the net sales proceeds from the Perennial Communities and the Grand Junction Property for corporate purposes given our focus of maintaining a strong balance sheet, liquidity and financial flexibility given the uncertainty relating to COVID-19.

Proceeds from Sale of Real Estate – Discontinued Operations

As part of executing under our Possible Strategic Alternatives, during year ended December 31, 2020, we closed on the sale of our last post-acute care property (the “New Orleans Property”) and received net sales proceeds of $28.4 million.  We retained these net sales proceeds for corporate purposes given our focus of maintaining a strong balance sheet, liquidity and financial flexibility given the uncertainty relating to COVID-19. In April and May 2019, we sold 59 properties from our MOB/Healthcare Portfolio and received net sales proceeds of approximately $1,321.2 million, which were used to: (1) repay indebtedness secured by the properties sold; (2) rebalance other corporate borrowings (3) make a special cash distribution to the Company’s stockholders and (4) for other corporate purposes.  We sold an acute-care property in the last half of 2019, received net sales proceeds of $33.2 million and retained these net sales proceeds for corporate purposes to maintain liquidity due to COVID-19.

Borrowings

In December 2014, we entered into a $230 million revolving credit facility and a $175 million senior unsecured term loan facility (“First Term Loan Facility”).  In November 2015, we entered into a $250 million senior unsecured term loan facility (“Second Term Loan Facility” and, collectively with the revolving credit facility and First Term Loan Facility, “Previous Credit Facilities”).  In May 2019, as part of executing under our Possible Strategic Alternatives, we completed the sale of 55 properties and in conjunction therewith, refinanced our Previous Credit Facilities (including the payment of amounts outstanding under our Previous Credit Facilities as described further in “Uses of Liquidity and Capital Resources – Debt Repayments”) and entered into new financings, which are comprised of a new Revolving Credit Facility of approximately $250 million and a new Term Loan Facility of approximately $265 million (collectively, the “Credit Facilities”). The new Revolving Credit Facility has an initial four-year term through May 2023, plus one 12-month extension option, and the new Term Loan Facility has an initial five-year term through May 2024.  The Credit Facilities bear interest based on 30-day LIBOR plus a spread that varies with our leverage ratio.

During the years ended December 31, 2020 and 2019, we borrowed proceeds of approximately $40.0 million and $116.5 million, respectively, before repayments on the Revolving Credit Facility, as described in “Uses of Liquidity and Capital Resources – Debt Repayments.”  We borrowed the $40 million in April 2020 as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19 and in September 2020 repaid the outstanding $80 million under our Revolving Credit Facility.  We have borrowed money to fund capital expenditures at our properties and intend to continue borrowing money, to a lesser extent, to fund other enhancements to our portfolio.  Generally, we expect to meet short-term working capital needs from our cash flows from operations.

Net Cash Provided by Operating Activities – Continuing Operations

We experienced positive cash flow from operating activities for the years ended December 31, 2020 and 2019 of approximately $62.1 million and $54.8 million, respectively.  The increase in cash flows from operating activities for the year ended December 31, 2020 as compared to the same period in 2019 was primarily the result of the following:

•	a decrease in general and administrative expenses which were primarily attributable to the decrease in expenses related to the execution of Possible Strategic Alternatives;
•

lower interest expense resulting from the repayment of approximately $1.3 billion of indebtedness during the year ended December 31, 2019 from the refinancing of our credit facilities, the strategic repayment of other property related indebtedness using net sales proceeds from the sales of properties during the year ended December 31, 2019 and the repayment of indebtedness during the year ended December 31, 2020, partially offset by;

•

a decline in property net operating income (“NOI”), (partially offset by the $5.7 million received in Provider Relief Funds), related to our seniors housing properties due to the COVID-19 pandemic, caused by lower occupancy revenues and incurring COVID-19 related operating expenses, including higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment;

•

a decrease in rent collections of approximately $2.0 million due to the rent payment deferral granted to one of our senior housing tenants relating to eight properties and a decrease in cash collections of approximately $0.8 million due to the financial difficulties experienced by the tenant of our Hurst Specialty Hospital, as described below under “Tenant Financial Difficulties;” and

•	a decrease in rental income from the sale of the Perennial Communities in March 2020.

Tenant Financial Difficulties

The tenant of our Hurst Specialty Hospital experienced financial difficulties during the year ended December 31, 2020.  The tenant was unable to remain current under its lease obligation and had $0.8 million of past due rents outstanding (all of which were reserved) as of December 31, 2020.  We assessed that collectability of lease payments was not probable and record rental income on a cash basis for this tenant.  In addition, we incurred approximately $0.4 million in delinquent real estate taxes related to this property and are pursuing collection of all past due amounts. We also recorded write-offs of $2.5 million of lease related costs during the year ended December 31, 2020 as discussed further in Note 4. “Real Estate, net”.

Distributions from Unconsolidated Entities

As of December 31, 2020 and 2019, we had an investment in five unconsolidated properties through an unconsolidated joint venture (the “Windsor Manor Joint Venture”).  Pursuant to the joint venture agreement, we are entitled to receive quarterly preferred cash distributions to the extent there is cash available to distribute.  These distributions are generally received within 45 days after each quarter end.  For the years ended December 31, 2020 and 2019, we received approximately $0.3 million and $1.1 million of operating distributions from our investment in these unconsolidated entities, respectively.

Amended and Restated Expense Support Agreement

We have entered into an amended and restated expense support agreement with our Advisor (the “Amended and Restated Expense Support Agreement”).  Pursuant to the Amended and Restated Expense Support Agreement, our Advisor agreed to provide expense support through forgoing the payment of fees in cash and acceptance of restricted forfeitable stock for services in an amount equal to the positive excess, if any, of (a) Aggregate Stockholder Cash Distributions declared for the applicable year, over (b) our aggregate modified funds from operations over the same period (as defined in the Amended and Restated Expense Support Agreement).

Under the terms of the Amended and Restated Expense Support Agreement with our Advisor, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreement, we will issue, within 90 days following the determination date, a number of shares of forfeitable restricted common stock (“Restricted Stock”) equal to the quotient of the expense support amounts provided by our Advisor for the preceding calendar year divided by our then-current NAV per share of common stock.  The terms of the Amended and Restated Expense Support Agreement automatically renew for consecutive one-year periods, subject to the right of our Advisor to terminate upon 30 days’ written notice.   We did not recognize any expense support for the years ended December 31, 2020, 2019 or 2018. Refer to Item 8. “Financial Statements and Supplementary Data —Note 10. Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Capital Expenditures - Continuing Operations

We paid approximately $12.2 million and $6.4 million in capital expenditures during the years ended December 31, 2020 and 2019, respectively.

Debt Repayments

During the year ended December 31, 2020, we paid approximately $39.7 million of debt obligations, which included approximately $28.5 million of debt obligations that were scheduled to mature during 2020 and $11.2 million of scheduled repayments on our mortgages and other notes payable. In September 2020, we repaid the $80 million that was outstanding under our Revolving Credit Facility.  We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

As part of executing our Possible Strategic Alternatives, during the year ended December 31, 2019, we paid approximately $1.1 billion of total repayments which were comprised of $457.3 million of repayments in connection with indebtedness secured by the 61 properties that were sold during 2019, approximately $83.7 million of indebtedness secured by other properties that we strategically paid down using net sales proceeds received in connection with the sales of properties, approximately $434.1 million in repayments related to the refinancing of our Credit Facilities into our new 2019 Credit Facilities, approximately $30.0 million in repayments on our 2019 Revolving Credit Facility, approximately $23.1 million in scheduled repayments on our mortgages and other notes payable and approximately $116.8 million in early repayments on certain construction and other mortgage loans prior to their 2019 and 2020 maturities.  In connection with the refinancing of our Credit Facilities into the 2019 Credit Facilities, we paid approximately $7.6 million in lender fees and other loan-related costs.

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

The following table provides details of our indebtedness as of December 31, 2020 and 2019, including indebtedness related to assets held for sale (in thousands):

	As of December 31,
	2020	2019
Mortgages payable and other notes payable:
Fixed rate debt	$337,519	$368,974
Variable rate debt (1)	—	8,282
Mortgages and other notes payable (2)	337,519	377,256
Premium, net (3)	101	142
Loan costs, net	(935)	(1,470)
Total mortgages and other notes payable, net	336,685	375,928
Credit facilities:
Revolving Credit Facility(1)(4)	—	40,000
Term Loan Facility(1)	265,000	265,000
Loan costs, net related to Term Loan Facilities	(1,577)	(2,050)
Total credit facilities, net	263,423	302,950
Total indebtedness, net	$600,108	$678,878

FOOTNOTES:

(1)

As of December 31, 2020 and 2019, we had entered into interest rate caps with notional amounts of approximately $225.0 million and $281.0 million, respectively. Refer to Item 8. “Financial Statements and Supplementary Data—Note 11. Derivative Financial Instruments” for additional information.

(2)

As of December 31, 2020 and 2019, our mortgages and other notes payable are collateralized by 29 and 32 properties, respectively, with total carrying value of approximately $497.4 million and $567.8 million, respectively.

(3)	Premium (discount), net is reflective of us recording mortgage note payables assumed at fair value on the respective acquisition dates.
(4)

As of December 31, 2020 and 2019, we had undrawn availability under the applicable revolving credit facility of approximately $150.2 million and $181.7 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan, which includes certain assets held for sale.

The following is a schedule of future principal payments and maturity for our total indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2020 (in thousands):

2021	$11,315
2022	282,121
2023	23,417
2024	285,666
2025	—
Thereafter	—
$602,519

We had liquidity of $211.7 million as of December 31, 2020 (consisting of $61.5 million of cash on hand and $150.2 million of availability under our Revolving Credit Facility) and were well positioned to manage our near-term debt maturities.  We have $11.3 million of scheduled payments coming due during the year ended December 31, 2021 and have a material maturity in January 2022 of $236.4 million, consisting of debt collateralized by 22 properties.  We have had early discussions with our lender about repayment or refinancing options upon maturity.  We have several other options, including but not limited to, refinancing the facility with the existing lender or another lending institution as a secured loan facility, liquidating all or a portion of the 22 properties to satisfy the obligation, or adding all or a portion of the 22 properties to our existing Credit Facilities and repaying the balance with a draw on the Revolving Credit Facility. The addition of all 22 properties to the borrowing base of our Credit Facilities would result in $100 million of additional availability under our Revolving Credit Facility.

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis.  As of December 31, 2020 and 2019, we had an aggregate debt leverage ratio of approximately 32.3% and 35.5%, respectively, of our aggregate gross asset values (as defined in our Credit Facilities).  Refer to “Uses of Liquidity and Capital Resources – Debt Repayments” for additional information.

Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc.  The loan agreements also contain customary performance criteria and remedies for the lenders.  The borrowers are normally direct or indirect subsidiaries of our Operating Partnership. As of December 31, 2020, our 22 properties that are cross collateralized in a secured debt transaction did not achieve a minimum debt service coverage covenant.  The missed covenant requires that the annual taxes and insurance premiums for each of the 22 properties (estimated at approximately $6.0 million in the aggregate for all 22 properties) be escrowed monthly, until such time that the covenant is achieved.  In accordance with the cure provision under our loan agreement, we are working with our lender to establish the cash escrow accounts and anticipate escrowing the approximate $6.0 million over the next twelve months with our lender using available cash on hand.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of December 31, 2020, we were in compliance with all financial covenants related to our Credit Facilities.

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

As part of executing our Possible Strategic Alternatives, in May 2019 we used a portion of the net sales proceeds received from the sales of 55 properties from our MOB/Healthcare Portfolio to pay a special cash distribution.  Our board of directors declared a special cash distribution of $2.00 per share to the holders of record of our common stock, for an aggregate total distribution of approximately $347.9 million.  Additionally, as a result of the sales of these properties, our board of directors adjusted our regular quarterly cash distribution to an amount equal to $0.0512 per share, compared to previous quarterly cash distribution of $0.1164 per share.  The adjustment to our regular cash distributions was the result of a reduction in our remaining earnings base and operating cash flows given the associated impact of the sale of real estate on our operating cash flows.  No amounts distributed to stockholders during the years ended December 31, 2020, 2019 and 2018 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

		Distributions Paid (1)
Periods	Cash Distributions per Share	Cash Distributions Declared (2)	Reinvested via Reinvestment Plan		Cash Distributions net of Reinvestment Proceeds	Cash Flows Provided by Operating Activities (4)
2020 Quarters
First	$0.05120	$8,906	$	―	$8,906	$17,860
Second	0.05120	8,907		―	8,907	14,151
Third	0.05120	8,907		―	8,907	15,486
Fourth	0.05120	8,907		―	8,907	15,622
Total	$0.20480	$35,627	$	―	$35,627	$63,119

2019 Quarters
First	$0.11639	$20,246	$	―	$20,246	$26,155
Second(3)	2.05120	356,832		―	356,832	10,835
Third	0.05120	8,907		―	8,907	16,905
Fourth	0.05120	8,907		―	8,907	6,055
Total	$2.26999	$394,892		$—	$394,892	$59,950

2018 Quarters
First	$0.11639	$20,324		$11,078	$9,246	$17,787
Second	0.11639	20,247		10,935	9,312	16,285
Third	0.11639	20,247		—	20,247	18,446
Fourth	0.11639	20,246		—	20,246	14,742
Total	$0.46556	$81,064		$22,013	$59,051	$67,260

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

(2)

For the years ended December 31, 2020, 2019 and 2018, our net income (loss) attributable to common stockholders was approximately $3.9 million, $351.5 million and ($25.1 million), respectively, while cash distributions declared were approximately $35.6 million, $394.9 million and $81.1 million, respectively, of which approximately $347.9 million for the year ended December 31, 2019 represented a special cash distribution that was funded using net sales proceeds from the sale of real estate.  For the years ended December 31, 2020, 2019 and 2018, (excluding the special cash distribution paid during the year ended December 31, 2019) approximately 100%, 100% and 83.0%, respectively, of regular cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes and approximately 0%, 0% and 17.0%, respectively, of regular cash distributions declared to stockholders were considered to be funded with borrowings under our Credit Facilities.

(3)

Our board of directors used a portion of the net sales proceeds from the MOB Sale to declare a special cash distribution of $347.9 million, or $2.00 per share of common stock.  In addition, as a result of the MOB Sale, our board of directors adjusted our regular quarterly cash distributions to an amount equal to $0.0512 per share, compared to $0.1164 per share in effect since the third quarter of 2017.

(4)

Amounts herein include cash flows from discontinued operations.  Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions. GAAP requires the payment of certain items (most notably, lease incentives and financing coordination fees) to be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. For example, for the years ended December 31, 2019 and 2018, we paid approximately $1.1 million and $5.0 million, respectively, of lease incentives.  There were no lease incentive payments for the year ended December 31, 2020.  For the years ended December 31, 2019 and 2018, we expensed approximately $1.9 million and $2.3 million in financing coordination fees, respectively.  There were no financing coordination fees expensed for the year ended December 31, 2020.

Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Distributions” for additional information regarding our cash distributions as well as the tax composition of our distributions.

Results of Operations

As described above in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - COVID 19,” the COVID-19 pandemic negatively impacted our operating cash flows and results of operation during the year ended December 31, 2020.  The ultimate extent of the impact of the pandemic on our results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the current COVID-19 pandemic and actions taken to contain and prevent further spread, among others. Accordingly, we cannot predict the duration and extent to which our results of operations will be affected.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Fiscal year ended December 31, 2020 as compared to the fiscal year ended December 31, 2019

As of December 31, 2020, excluding the one acute care property classified as discontinued operations (which was sold in January 2021), and our unimproved land, we owned 67 consolidated properties, consisting of 51 properties operated under management agreements with third-party operators and 16 properties leased to third-party tenants under NNN leases.

	Investment count
	as of December 31,
Consolidated operating investment types:	2020	2019
Seniors housing leased	15	15
Seniors housing managed	51	51
Post-acute care leased(1)	―	6
Acute care leased	1	1
	67	73

FOOTNOTES:

(1)	These properties were classified as held for sale as of December 31, 2019.

Rental Income and Related Revenues. Rental income and related revenues were approximately $26.3 million for the year ended December 31, 2020 as compared to $37.8 million for the year ended December 31, 2019.  The decrease was primarily due to sale of the Grand Junction property in December 2019 and the Perennial Communities in March 2020.  The decrease was also due to recording a write-off of $2.5 million during the year ended December 31, 2020, representing deferred rent from prior GAAP straight-line adjustments and unamortized lease costs, as well as establishing rent reserves of $0.8 million for uncollected rents relating to our Hurst Specialty Hospital due to tenant financial difficulties.  Refer to “Liquidity and Capital Resources – Tenant Difficulties” and Note 4. “Real Estate, net” for additional information.

Resident Fees and Services. Resident fees and services income was approximately $280.9 million for the year ended December 31, 2020 as compared to approximately $288.3 million for the year ended December 31, 2019.  As described above in “Liquidity and Capital Resources - COVID-19”, resident fees and services were negatively impacted during the year ended December 31, 2020 as a result of declines in occupancy levels affected by move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19. As a result of the disruptions and uncertainty from COVID-19, we expect to experience reduced occupancy levels, resident fees and services during 2021.

Property Operating Expenses. Property operating expenses were approximately $193.4 million for the year ended December 31, 2020 as compared to approximately $188.6 million for the year ended December 31, 2019. The increase in property operating expenses is primarily a result of incurring expenses for emergency preparedness, disease control and containment, and labor costs of healthcare personnel as a result of COVID-19.  As a result of the disruptions and uncertainty from COVID-19, we expect to experience increased COVID-19 related operating expenses during 2021.

General and Administrative. General and administrative expenses for the year ended December 31, 2020 were approximately $9.4 million as compared to approximately $13.2 million for the year ended December 31, 2019.  General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.  General and administrative expenses during the year ended December 31, 2019 included expenses related to the execution of Possible Strategic Alternatives and stock compensation expense incurred related to the special cash distribution declared in May 2019 on restricted stock issued pursuant to the Advisor Amended and Restated Expense Support Agreement.  No such expenses were incurred during the year ended December 31, 2020.

Asset Management Fees. We incurred approximately $18.1 million and $18.6 million in asset management fees payable to our Advisor during the years ended December 31, 2020 and 2019, respectively. Monthly asset management fees equal to 0.08334% of invested assets are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments.

Property Management Fees.  We incurred property management fees of approximately $13.8 million and $12.8 million for the years ended December 31, 2020 and 2019, respectively, payable to our third-party property managers.  Property management fees were lower during the year ended December 31, 2019 because several third-party operators did not meet property performance targets and were required to subordinate a portion of their management fee in accordance with their property management agreements.  We amended and removed the subordination provision from their property management agreements subsequent to September 30, 2019. Property management fees for the year ended December 31, 2020 did not reflect subordination of management fees from these third-party operators.

Financing Coordination Fees.  Financing coordination fees associated with the refinancing of debt are either expensed or capitalized based on whether such refinancings are determined to represent loan modifications or loan extinguishments for accounting purposes. No financing coordination fees were incurred during the year ended December 31, 2020.  We expensed financing coordination fees of $1.9 million related to the refinancing of our credit facilities for the year ended December 31, 2019.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2020 and 2019 were approximately $51.8 million and $49.8 million, respectively.  Depreciation and amortization expense relate to the depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.  Depreciation and amortization expense for the year ended December 31, 2020 included an adjustment of $1.5 million related to our Hurst Specialty Hospital which we had previously classified as held for sale.  Due to financial difficulties of the tenant, we decided to discontinue marketing this property for sale and reclassified this property as held and used.  The adjustment represented the catch up in depreciation expense that would have been recognized had the Hurst Specialty Hospital been continuously classified as held and used. Refer to Note 4. “Real Estate Assets, net” for additional information.

Gain on Sale of Real Estate.   Gain on sale of real estate was approximately $1.1 million for the year ended December 31, 2020, as compared to approximately $0.4 million for the year ended December 31, 2019.  In March 2020, we sold the Perennial Communities and in June 2019, we sold a small parcel of vacant land at our Brookridge Heights Assisted Living & Memory Care property.

Interest and Other Income.  Interest and other income was approximately $5.7 million for the year ended December 31, 2020, as compared to approximately $1.5 million for the year ended December 31, 2019.  Other income included $5.3 million in CARES Act Provider Relief Funds received and recorded as other income during 2020 for which conditions of the grant were met.  Refer to “Liquidity and Capital Resources – COVID-19” and Note 2. “Summary of Significant Accounting Policies – Government Grant Income” for additional information.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the years ended December 31, 2020 and 2019 were approximately $24.3 million and $39.6 million, respectively.  The decrease in interest expense and loan cost amortization was primarily the result of the reduction in LIBOR rates and a reduction in average debt outstanding resulting from the repayment of approximately $1.3 billion of indebtedness from the refinancing of our credit facilities and the repayment of indebtedness using net sales proceeds from the sales of properties during the year ended December 31, 2019, as well as the repayment of debt obligations during the year ended December 31, 2020. The decrease was partially offset by the write-off of unamortized loan costs resulting from the refinancing of our credit facilities and the strategic repayment of other property related indebtedness during 2019 prior to their maturity dates.

Income Tax Expense.  For the years ended December 31, 2020 and 2019, we recognized federal and state income tax expense related to our properties of approximately $1.1 million and $2.2 million, respectively.

Income from Discontinued Operations.  As part of executing our Possible Strategic Alternatives, we classified the revenues and expenses related to our MOB/Healthcare Portfolio, consisting of 62 properties, as discontinued operations as our board of directors committed to a plan to sell the MOB/Healthcare Portfolio and we believed that the sale of these properties would cause a strategic shift in our operations.  Income from discontinued operations was approximately $1.0 million and $349.7 million for the years ended December 31, 2020 and 2019, respectively.  The decrease in income from discontinued operations during the year ended December 31, 2020 was primarily attributable to the following:

•	recording a gain on sale of real estate of $0 and $336.1 million during the years ended December 31, 2020 and 2019, respectively, from the sale of one property and 61 properties, respectively;
•	a decrease in interest expense of approximately $14.6 million resulting from the repayment of all indebtedness during 2019; and
•	a decrease in operating income, excluding gain on sale of real estate, of approximately $27.4 million due to the sale of 61 properties in 2019.

Refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents NOI from the Welbrook Senior Living Grand Junction property that was sold in December 2019 and the Perennial Communities \that were sold in March 2020, as we did not own those properties during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the years ended December 31, 2020 and 2019 (in thousands) and the amount invested in properties as of December 31, 2020 and 2019 (in millions), excluding properties classified as discontinued operations:

	Years Ended December 31,		Change
	2020	2019	$	%
Net income	$4,011	$351,796
Adjusted to exclude:
General and administrative expenses	9,413	13,217
Asset management fees	18,051	18,593
Financing coordination fees	—	1,878
Depreciation and amortization	51,817	49,823
Gain on sale of real estate	(1,074)	(432)
Other expenses, net of other income	17,580	37,356
Income tax expense	1,098	2,211
Income from discontinued operations	(954)	(349,730)
NOI	99,942	124,712	$(24,770)	(19.9)%
Less: Non-same-store income	962	5,917
Same-store NOI	$98,980	$118,795	$(19,815)	(16.7)%
Invested in operating properties,
end of period (in millions)	$1,768	$1,853

Overall, our same-store NOI for the year ended December 31, 2020 decreased by approximately $19.8 million as compared to the same period in the prior year.  As described above in “Liquidity and Capital Resources - COVID-19”, same store NOI was negatively impacted during the year ended December 31, 2020 as a result of declines in property occupancy levels, resident fees and services affected by move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19, coupled with an increase in COVID-19 operating related expenses, which included higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful.  Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (or loss) or income (or loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders.  FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Net income (loss) attributable to common stockholders	$3,912	$351,496	$(25,072)
Adjustments:
Depreciation and amortization:
Continuing operations	51,817	49,823	54,673
Discontinued operations	―	―	31,418
Impairment provision: (1)
Continuing operations	―	―	12,314
Gain on sale of real estate:
Continuing operations	(1,074)	(432)	(1,049)
Discontinued operations	―	(336,074)	―
FFO adjustments attributable to noncontrolling interests:
Continuing operations	(192)	(192)	(191)
Discontinued operations	―	261	(36)
FFO adjustments from unconsolidated entities: (2)	266	112	405
FFO attributable to common stockholders	54,729	64,994	72,462
Straight-line rent adjustments: (3)
Continuing operations	1,697	733	(2,329)
Discontinued operations	―	(1,242)	199
Write-off of lease related costs: (4)
Continuing operations	2,468	―	―
Discontinued operations	103	67	―
Amortization of premium for debt investments:
Continuing operations	(42)	(42)	(41)
Discontinued operations	―	―	431
Unrealized gain from mark-to-market adjustments on swaps: (5)
Discontinued operations	―	―	(26)
Loss on extinguishment of debt: (6)
Continuing operations	35	1,163	96
Discontinued operations	―	3,339	―
Realized gain (loss) extinguishment of hedges or other derivatives: (7)
Continuing operations	11	186	―
Discontinued operations	―	(429)	269
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	9	―	4
Discontinued operations	―	(9)	(3)
MFFO attributable to common stockholders	$59,010	$68,760	$71,062
Weighted average number of shares of common
stock outstanding (basic and diluted)	173,960	173,963	174,247
Net income (loss) per share (basic and diluted)	$0.02	$2.02	$(0.15)
FFO per share (basic and diluted)	$0.31	$0.37	$0.42
MFFO per share (basic and diluted)	$0.34	$0.40	$0.41

FOOTNOTES:

(1)

The add back for impairment of real estate assets to arrive at FFO does not include impairments of deferred rent from prior GAAP straight-line adjustments, unamortized lease costs and lease related intangibles described in Footnote (4) below. While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
(2)

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

(4)

Management believes that adjusting for write-offs of lease related assets is appropriate because they are non-cash adjustments that may not be reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance. In 2020 and 2019, we recorded write-offs totaling approximately $2.6 million and $0.1 million, respectively, for deferred rent from prior GAAP straight-line adjustments, unamortized lease costs and lease related intangibles.

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

(7)

Management believes that adjusting for the realized gain (loss) on the extinguishment of hedges or other derivatives is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

Contractual Obligations

The following table presents our contractual obligations by payment periods as of December 31, 2020, including liabilities associated with assets held for sale (in thousands):

	Payments Due by Period
	2021	2022-2023	2024-2025	Thereafter		Total
Mortgages and other notes payable (principal and interest)	$25,415	$310,759	$21,274	$	―	$357,448
Credit facilities (principal and interest)	4,493	8,986	266,872		―	280,351
	$29,908	$319,745	$288,146	$	―	$637,799

Off-Balance Sheet Arrangements

As of December 31, 2020, our unconsolidated Windsor Manor Joint Venture had outstanding indebtedness of $19.0 million related to five senior housing communities. The loan matures in February 2024, has monthly principal and interest payments based upon a 25-year amortization and a variable interest rate equal to LIBOR plus 2.5%.  Refer to Item 2.  “Properties” for additional information related to the five seniors housing communities owned through our unconsolidated Windsor Manor Joint Venture.

Related-Party Transactions

Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, acquisitions, dispositions and operating activities.  To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (“Expense Year”), commencing with the Expense Year ending June 30, 2013, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the Expense Year ended December 31, 2020, the Company did not incur operating expenses in excess of the limitation.

See Item 8. “Financial Statements and Supplemental Data–Note 10. Related Party Arrangements” in the accompanying consolidated financial statements for additional information.

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

Risks and Uncertainties — The outbreak of the novel coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact commercial activity and has contributed to significant volatility in financial markets.  Various states in which the Company owns properties have reacted by, among other things, instituting quarantines and move-in restrictions that have negatively impacted occupancy at seniors housing communities.  While some of these restrictions have been relaxed, many of these restrictions remain in place.  The pandemic has also resulted in the incurrence of costs related to disease control and containment. Such actions have and continue to create significant business disruption and have and continue to adversely impact the senior housing sector.  COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and has triggered a period of economic slowdown which could have a material adverse effect on the Company’s results and financial condition.

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

Impairment of Real Estate Assets. Real estate assets are reviewed on an ongoing basis to determine whether there are any impairment indicators. Management considers potential impairment indicators to primarily include (i) changes in a real estate asset’s operating performance, such as a current period net operating loss combined with a history of net operating losses, or changes in a lease which demonstrate potential future losses associated with the use of a real estate asset or (ii) a current expectation that, more likely than not, a real estate asset will be sold or otherwise disposed of significantly before the end of its previously estimated holding period.  To assess if an asset group is potentially impaired, we compare the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the asset group over its remaining useful life, or our estimated holding period if shorter, to the net carrying value of the asset group.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  In the event that the carrying value exceeds the undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying value of the asset group to the estimated fair value of the asset group.

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

Revenue Recognition. Rental income and related revenues for operating leases are recognized based on the assessment of collectability of lease payments.  When collectability is probable at commencement of the lease, lease income is recognized on an accrual basis and includes rental income that is recorded on the straight-line basis over the term of the lease.  Collectability is reassessed during the lease term.  When collectability of lease payments is no longer probable, lease income is recorded on a cash basis and limited to the amount of lease payments collected. In addition, lease related costs (the deferred rent from prior GAAP straight-line adjustments, unamortized lease costs and other lease related intangibles) are written-off when the Company determines that these assets are no longer realizable.

Rental income and related revenues recorded on an accrual basis include rental income that is recorded on the straight-line basis over the terms of the leases for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term.  We record the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to deferred rent and lease incentives in the accompanying consolidated balance sheets.  Rental income and related revenues also includes tenant reimbursements that represent amounts tenants are required to reimburse us for expenses incurred on behalf of the tenants, in accordance with the terms of the leases and are recognized in the period in which the related reimbursable expenses are incurred, such as real estate taxes, common area maintenance, and similar items.

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

Impact of Accounting Pronouncements

See Item 8. “Financial Statements and Supplemental Data–Note 2. Significant Accounting Policies” for additional information about the impact of accounting pronouncements.

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

The following is a schedule as of December 31, 2020, of our fixed and variable rate debt maturities for each of the next five years and thereafter (principal maturities only), including liabilities associated with assets held for sale (in thousands):

	Expected Maturities
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value(1)
Fixed rate debt	$11,315	$282,122	$23,417	$20,665	$—	$—	$337,519	$339,000
Weighted average interest rate on fixed rate debt	4.29%	4.27%	4.65%	3.25%	—%	—%	4.23%
Variable rate debt	$—	$—	$—	$265,000	$—	$—	$265,000	$265,000
Average interest rate on variable rate debt	—%	—%	—%	LIBOR +1.55%	—%	—%	LIBOR +1.55%

____________

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2020. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of December 31, 2020, considering the impact of our interest rate caps, would increase annual interest expense by approximately $1.8 million on our variable rate debt for the year ended December 31, 2020.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels.

As of December 31, 2020, the Company’s debt is comprised of approximately 56.0% in fixed rate debt, approximately 37.3% in variable rate debt with current interest rate protection and approximately 6.7% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our Term Loan Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CNL Healthcare Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNL Healthcare Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules appearing under Item 8 as listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Analysis of Real Estate Assets for Indicators of Impairment

As described in Notes 2 and 4 to the consolidated financial statements, the net carrying value of the Company’s real estate investment properties was $1.4 billion as of December 31, 2020. Real estate assets are reviewed by management on an ongoing basis to determine whether there are any impairment indicators. Management considers potential impairment indicators to primarily include (i) changes in a real estate asset’s operating performance, such as a current period net operating loss combined with a history of net operating losses, or changes in a lease which demonstrate potential future losses associated with the use of a real estate asset or (ii) a current expectation that, more likely than not, a real estate asset will be sold or otherwise disposed of significantly before the end of its previously estimated holding period.

The principal considerations for our determination that performing procedures relating to the analysis of real estate assets for indicators of impairment is a critical audit matter are (i) the significant judgment by management when determining impairment indicators, including the real estate assets’ operating performance and the estimated holding period, and (ii) the high degree of auditor judgment and subjectivity in performing procedures related to management’s determination of impairment indicators and the real estate assets’ operating performance and the estimated holding period.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) evaluating the appropriateness of management’s analysis of each real estate asset’s operating performance and the reasonableness of management’s determination of whether there were assets with net operating losses that are impairment indicators; (ii) testing the changes to the Company’s leases for real estate assets related to the future minimum lease payment schedules and evaluating the impact to an asset’s operating performance; (iii) reading the meeting minutes of the Board of Directors; (iv) inquiring of management about their judgments pertaining to the Company’s evaluation of whether their plans have resulted in the determination that it is more likely than not there has been a change to the estimated holding period of an asset or group of assets; and (v) comparing management’s determination of impairment indicators with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

March 15, 2021

We have served as the Company's auditor since 2010.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2020	2019
Real estate investment properties, net (including VIEs $43,890 and $45,329, respectively)	$1,392,860	$1,432,655
Assets held for sale, net	7,421	88,804
Cash (including VIEs $505 and $1,024, respectively)	61,475	42,350
Restricted cash (including VIEs $102 and $76, respectively)	4,536	6,021
Other assets (including VIEs $524 and $577, respectively)	23,341	28,242
Deferred rent and lease incentives	13,582	17,144
Intangibles, net	826	1,220
Total assets	$1,504,041	$1,616,436
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $29,158 and $29,148, respectively)	$336,685	$375,928
Credit facilities	263,423	302,950
Accounts payable and accrued liabilities (including VIEs $490 and $1,286, respectively)	24,519	24,560
Other liabilities (including VIEs $242 and $219, respectively)	8,255	9,001
Due to related parties	1,780	2,275
Liabilities associated with assets held for sale	10	691
Total liabilities	634,672	715,405
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	572	558
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	—	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 shares issued and 173,960 shares outstanding, respectively	1,740	1,740
Capital in excess of par value	1,516,926	1,516,926
Accumulated income	124,743	120,831
Accumulated distributions	(775,866)	(740,239)
Accumulated other comprehensive loss	(35)	(36)
Total stockholders' equity	867,508	899,222
Noncontrolling interest	1,289	1,251
Total equity	869,369	901,031
Total liabilities and equity	$1,504,041	$1,616,436
The abbreviation VIEs above means variable interest entities.

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Rental income and related revenues	$26,287	$37,786	$37,449
Resident fees and services	280,854	288,344	276,623
Total revenues	307,141	326,130	314,072

Operating expenses:
Property operating expenses	193,427	188,578	182,663
General and administrative expenses	9,413	13,217	12,877
Asset management fees	18,051	18,593	18,684
Property management fees	13,772	12,840	14,075
Financing coordination fees	―	1,878	―
Depreciation and amortization	51,817	49,823	54,673
Impairment provision	―	―	12,314
Total operating expenses	286,480	284,929	295,286

Gain on sale of real estate	1,074	432	1,049
Operating income	21,735	41,633	19,835

Other income (expense):
Interest and other income	5,655	1,531	335
Interest expense and loan cost amortization	(24,285)	(39,618)	(42,806)
Equity in earnings of unconsolidated entity	1,050	731	489
Total other expense	(17,580)	(37,356)	(41,982)

Income (loss) before income tax	4,155	4,277	(22,147)
Income tax expense	(1,098)	(2,211)	(3,644)
Income (loss) from continuing operations	3,057	2,066	(25,791)
Income from discontinued operations	954	349,730	640
Net income (loss)	4,011	351,796	(25,151)
Less: Amounts attributable to noncontrolling interest
Net income (loss) from continuing operations	99	35	(85)
Net income from discontinued operations	―	265	6
Net income (loss) attributable to common stockholders	$3,912	$351,496	$(25,072)

Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$0.01	$0.01	$(0.15)
Discontinued operations	$0.01	$2.01	$0.00
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,963	174,247

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$4,011	$351,796	$(25,151)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	11	(980)	1,909
Reclassification of interest rate swaps upon derecognition	―	(509)	253
Reclassification of interest rate caps upon derecognition	2	265	―
Unrealized (loss) gain on derivative financial instruments of equity method investments	(12)	11	―
Total other comprehensive income (loss)	1	(1,213)	2,162
Comprehensive income (loss)	4,012	350,583	(22,989)
Less: Comprehensive income (loss) attributable to noncontrolling interest	99	300	(79)
Comprehensive income (loss) attributable to common stockholders	$3,913	$350,283	$(22,910)

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(in thousands, except per share data)

	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	(Loss) Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2017	$425	174,634	$1,747	$1,523,372	$(208,775)	$(264,283)	$(985)	$1,051,076	$1,159	$1,052,660
Subscriptions received for common stock through reinvestment plan	—	2,133	21	21,992	—	—	—	22,013	—	22,013
Redemptions of common stock	—	(2,804)	(28)	(28,415)	—	—	—	(28,443)	—	(28,443)
Net loss	(16)	—	—	—	(25,072)	—	—	(25,072)	(63)	(25,151)
Other comprehensive income	—	—	—	—	—	—	2,162	2,162	—	2,162
Distribution to noncontrolling interest	(15)	—	—	—	—	—	—	—	(15)	(30)
Distributions to holders of promoted interest	—	—	—	(406)	—	—	—	(406)	—	(406)
Cash distributions declared ($0.46556 per share)	—	—	—	—	—	(81,064)	—	(81,064)	—	(81,064)
Contribution from noncontrolling interests	185	—	—	—	—		—	—	—	185
Balance at December 31, 2018	$579	173,963	$1,740	$1,516,543	$(233,847)	$(345,347)	$1,177	$940,266	$1,081	$941,926
Adoption of lease accounting standard	—	—	—	—	3,182	—	—	3,182	—	3,182
Redemptions of common stock	—	(3)	—	(23)	—	—	—	(23)	—	(23)
Net income	25	—	—	—	351,496	—	—	351,496	275	351,796
Other comprehensive loss	—	—	—	—	—	—	(1,213)	(1,213)	—	(1,213)
Distribution to noncontrolling interest	(46)	—	—	—	—	—	—	—	(636)	(682)
Distributions to holders of promoted interest	—	—	—	406	—	—	—	406	—	406
Cash distributions declared ($2.26999 per share)	—	—	—	—	—	(394,892)	—	(394,892)	—	(394,892)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	531	531
Balance at December 31, 2019	$558	173,960	$1,740	$1,516,926	$120,831	$(740,239)	$(36)	$899,222	$1,251	$901,031
Net income	44	—	—	—	3,912	—	—	3,912	55	4,011
Other comprehensive income	—	—	—	—	—	—	1	1	—	1
Distributions to noncontrolling interest	(30)	—	—	—	—	—	—	—	(92)	(122)
Cash distributions declared ($0.20480 per share)	—	—	—	—	—	(35,627)	—	(35,627)	—	(35,627)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	75	75
Balance at December 31, 2020	$572	173,960	$1,740	$1,516,926	$124,743	$(775,866)	$(35)	$867,508	$1,289	$869,369

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities:
Net income (loss)	$4,011	$351,796	$(25,151)
Net income from discontinued operations	954	349,730	640
Net income (loss) from continuing operations	3,057	2,066	(25,791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,817	49,823	54,673
Amortization of loan costs	2,041	2,509	2,330
Amortization of premium for debt investments	(42)	(42)	(41)
Straight-line rent adjustments	1,697	733	(2,329)
Deferred income tax benefit	553	1,682	3,267
Loss on extinguishment of debt	35	804	96
Write-off of deferred rent and lease related costs	2,468	—	—
Impairment provision	—	—	12,314
Gain on sale of real estate	(1,074)	(432)	(1,049)
Other non-cash operating activities	1,212	2,189	1,819
Changes in operating assets and liabilities:
Other assets	1,299	(5,789)	(2,619)
Deferred rent and lease incentives	—	—	(12)
Accounts payable and accrued liabilities	505	2,198	(3,739)
Other liabilities	(1,003)	42	459
Due to related parties	(495)	(977)	(688)
Net cash flows provided by operating activities - continuing operations	62,070	54,806	38,690
Depreciation and amortization	—	―	31,418
Amortization of premium for debt investments	—	—	431
Straight-line rent adjustments	—	(1,242)	199
Loss on extinguishment of debt	—	2,547	―
Write-off of deferred rent and lease related intangibles	103	67	—
Gain on sale of real estate	—	(336,074)	―
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	3	(6,265)	345
Other liabilities	1	(4,203)	(167)
Other operating activities	(12)	584	(4,296)
Net cash flows provided by operating activities – discontinued operations	1,049	5,144	28,570
Net cash flows provided by operating activities	63,119	59,950	67,260

Investing activities:
Development of properties	—	―	(1,658)
Proceeds from sale of real estate	53,712	5,989	5,761
Capital expenditures	(12,231)	(6,409)	(10,106)
Other investing activities	41	1,676	173
Net cash provided by (used in) investing activities – continuing operations	41,522	1,256	(5,830)
Proceeds from sale of real estate	28,398	1,354,461	―
Capital expenditures	—	(1,466)	(2,472)
Development properties	—	―	(3,487)
Other investing activities	—	(723)	(2,593)
Net cash provided by (used in) investing activities – discontinued operations	28,398	1,352,272	(8,552)
Net cash provided by (used in) investing activities	$69,920	$1,353,528	$(14,382)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Financing activities:
Distributions to stockholders, net of distribution reinvestments	$(35,627)	$(394,892)	$(59,051)
Redemptions of common stock	—	(23)	(40,153)
Distribution to holder of promoted interest	—	—	(955)
Draws under credit facilities	40,000	95,000	102,000
Repayments on credit facilities	(80,000)	(464,125)	(59,875)
Proceeds from mortgage and other notes payable	—	21,452	65,878
Principal payments on mortgage and other notes payable	(39,737)	(680,864)	(67,979)
Payment of loan costs	(122)	(6,413)	(1,590)
Other financing activities	(79)	(577)	(343)
Net cash flows used in financing activities	(115,565)	(1,430,442)	(62,068)
Net increase (decrease) in cash and restricted cash	17,474	(16,964)	(9,190)
Cash and restricted cash at beginning of period, including assets held for sale	48,537	65,501	74,691
Cash and restricted cash at end of period, including assets held for sale	$66,011	$48,537	$65,501
Supplemental disclosure of cash flow information (continuing operations):
Cash paid for interest, net of capitalized interest of approximately $0.0 million, $0.0 million and $1.9 million, respectively	$23,181	$39,250	$48,589
Cash paid for income taxes, net	$737	$641	$807
Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid:
Distribution to holder of promoted interest	$—	$—	$406

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

1.	Organization

CNL Healthcare Properties, Inc. (the “Company”) is a Maryland corporation that incorporated on June 8, 2010 and elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the year ended December 31, 2012.  The Company has been and intends to continue to be organized and operate in a manner that allows it to remain qualified as a REIT for U.S. federal income tax purposes. The Company conducts substantially all of its operations either directly or indirectly through: (1) an operating partnership, CHP Partners, LP (“Operating Partnership”), in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly-owned taxable REIT subsidiary (“TRS”), CHP TRS Holding, Inc.; (3) property owner and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

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

In 2017, the Company began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders.  In April 2018, the Company’s board of directors formed a special committee consisting solely of its independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”). Since 2018, the Special Committee has engaged KeyBanc Capital Markets Inc. to act as a financial advisor to the aforementioned Special Committee. As of December 2018, as part of executing on Possible Strategic Alternatives, the Company committed to a plan to sell 70 properties which included the sale of its 63 property MOB/Healthcare Portfolio (consisting of 53 medical office buildings (“MOBs”), five post-acute care facilities and five acute care hospitals across the US) plus seven skilled nursing facilities.  During the year ended December 31, 2019, the Company sold 61 of the properties and during the year ended December 31, 2020, the Company sold seven additional properties. In September 2020, the Company decided to discontinue marketing for sale its Hurst Specialty Hospital due to financial difficulties experienced by the tenant of this property. As a result of discontinued marketing efforts, the Hurst Specialty Hospital no longer met the assets held for sale criteria. As of December 31, 2020, the Company had one acute care property classified as assets held for sale and had entered into a purchase and sale agreement with the existing tenant of this acute care property.  The expected net sales proceeds approximated the net carrying value of the property. In January 2021, the Company completed the sale of this acute care property as described further in to Note 16. “Subsequent Events.”

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

1.	Organization (continued)

As of December 31, 2020, the Company’s investment portfolio was geographically diversified with properties in 27 states and consisted of interests in 74 properties, comprising 71 senior housing communities, one acute care hospital, one vacant land parcel and one acute care facility classified as held for sale (which was sold in January 2021).  The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).  In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.  The Company has and continues to invest in properties that have not reached full stabilization.

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

Risks and Uncertainties — The outbreak of the novel coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact commercial activity and has contributed to significant volatility in financial markets.  Various states in which the Company owns properties have reacted by, among other things, instituting quarantines and move-in restrictions that have negatively impacted occupancy at seniors housing communities.  While some of these restrictions have been relaxed, many of these restrictions remain in place.  The pandemic has also resulted in the incurrence of costs related to disease control and containment. Such actions have and continue to create significant business disruption and have and continue to adversely impact the senior housing sector.  COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and has triggered a period of economic slowdown which could have a material adverse effect on the Company’s results and financial condition.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

2.	Summary of Significant Accounting Policies (continued)

Grant income is recognized upon receipt of grant income and when all the conditions of the grant have been met.  During the year ended December 31, 2020, the Company received and recorded $5.3 million in Provider Relief Funds as other income in the accompanying consolidated statements of operations as all conditions of the grant had been met. During the year ended December 31, 2020, the Company received $0.4 million under the Medicare Accelerated and Advance Payment Program and recorded the $0.4 million advance in other liabilities in the accompanying consolidated balance sheet as of December 31, 2020.

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

Depreciation and Amortization — Real estate costs related to the acquisition and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and improvements are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Real estate assets are stated at cost less accumulated depreciation, which is computed using the straight-line method of accounting over the estimated useful lives of the related assets. Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are the lesser of 39 and 15 years, respectively.

Amortization of intangible assets is computed using the straight-line method of accounting over the shorter of the respective lease term or estimated useful life. If a lease is terminated or modified prior to its scheduled expiration, the Company recognizes a loss on lease termination related to the unamortized lease-related costs not deemed to be recoverable.

Impairment of Real Estate Assets — Real estate assets are reviewed on an ongoing basis to determine whether there are any impairment indicators.  Management considers potential impairment indicators to primarily include (i) changes in a real estate asset’s operating performance, such as a current period net operating loss combined with a history of net operating losses, or changes in a lease which demonstrate potential future losses associated with the use of a real estate asset or (ii) a current expectation that, more likely than not, a real estate asset will be sold or otherwise disposed of significantly before the end of its previously estimated holding period.  To assess if an asset group is potentially impaired, management compares the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the asset group over its remaining useful life to the net carrying value of the asset group.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset group to the estimated fair value.

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

YEAR ENDED DECEMBER 31, 2020

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

Assets Reclassified from Held for Sale to Held and Used — Upon management’s determination to discontinue marketing properties for sale, the properties will no longer meet the held for sale criteria and are required to be reclassified as held and used at the lower of adjusted carrying value (carrying value of the properties prior to being classified as held for sale adjusted for any depreciation and/or amortization expense that would have been recognized had the properties been continuously classified as held and used) or its fair value at the date of the subsequent decision not to sell. If adjusted carrying value is determined to be lower, a catch-up depreciation and/or amortization adjustment will be recorded. The depreciation and/or amortization expenses that would have been recognized had the properties been continuously classified as held and used will be included as a component of depreciation and amortization expense in the accompanying consolidated statements of operations. If fair value is determined to be lower, the Company will record a loss on reclassification which will be included in income or loss from continuing operations in the accompanying consolidated statements of operations.

Capitalized Interest — Interest and loan cost amortization attributable to funds used to finance real estate under development is capitalized as additional costs of development. The Company capitalizes interest at the weighted average interest rate of the Company’s outstanding indebtedness and based on its weighted average expenditures for the period. Capitalization of interest on a specific project ceases when the project is substantially complete and ready for occupancy.  During the years ended December 31, 2020, 2019 and 2018, the Company incurred interest expense and loan cost amortization of approximately $24.3 million, $54.3 million and $75.0 million, respectively, of which approximately $0.0 million, $0.03 million and $0.06 million, respectively, was capitalized according to this policy.

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less.  As of December 31, 2020, certain of the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal.  The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash — Certain amounts of cash are escrowed to fund capital expenditures, property taxes and/or insurance as required by loan or lease terms, and certain security deposits represent restricted use funds.

Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest method.  As of December 31, 2020 and 2019, the accumulated amortization of loan costs was approximately $8.3 million and $8.1 million, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

2.	Summary of Significant Accounting Policies (continued)

Deferred Lease-Related Costs — The Company deferred lease-related costs that it incurred to obtain new or extend existing leases. The Company amortizes these costs using the straight-line method of accounting over the shorter of the respective lease term or estimated useful life. If a lease is terminated or modified prior to its scheduled expiration, the Company recognizes a loss on lease termination related to any unamortized deferred lease-related costs not deemed to be recoverable.

Revenue Recognition — Rental income and related revenues for operating leases are recognized based on the assessment of collectability of lease payments.  When collectability is probable at commencement of the lease, lease income is recognized on an accrual basis and includes rental income that is recorded on the straight-line basis over the term of the lease.  Collectability is reassessed during the lease term.  When collectability of lease payments is no longer probable, lease income is recorded on a cash basis and limited to the amount of lease payments collected. In addition, lease related costs (the deferred rent from prior GAAP straight-line adjustments, unamortized lease costs and other lease related intangibles) are written-off when the Company determines that these assets are no longer realizable.

Rental income and related revenues recorded on an accrual basis include rental income that is recorded on the straight-line basis over the terms of the leases.  The straight-line method records the periodic average amount of base rent earned over the term of a lease, taking into account contractual rent increases over the lease term.  The Company records the difference between base rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to deferred rent and lease incentives in the accompanying consolidated balance sheets.  Rental income and related revenues also include amounts for which tenants are required to reimburse the Company related to expenses incurred on behalf of the tenants, in accordance with the terms of the leases.  Tenant reimbursements are recognized in the period in which the related reimbursable expenses are incurred, such as real estate taxes, common area maintenance, and similar items.

Some of the Company’s leases require the tenants to pay certain additional contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties.  These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time such amounts are earned and are included in rental income and related revenues in the accompanying consolidated statements of operations.  Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved.

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

YEAR ENDED DECEMBER 31, 2020

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

The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of December 31, 2020 and 2019 because of the relatively short maturities of the obligations.

Mortgages and Other Notes Payable — Mortgages and other notes payable are recorded at the stated principal amount and are generally collateralized by the Company’s properties. Mortgages and other notes payable assumed in connection with an acquisition are recorded at fair market value as of the date of the acquisition.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

2.	Summary of Significant Accounting Policies (continued)

Redemptions — Under the Company’s Redemption Plan, a stockholder’s shares were deemed to have been redeemed as of the date that the Company accepted the stockholder’s request for redemption.  From and after such date, the stockholder by virtue of such redemption was no longer entitled to any rights as a stockholder in the Company.  Shares redeemed were retired and not available for reissue.

Net Income (Loss) per Share — Net income (loss) per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational.

Share-Based Payments to Non-Employees — In connection with the expense support agreement described in Note 10. “Related Party Arrangements,” the Company may issue Restricted Stock to the Advisor on an annual basis in exchange for providing expense support in the event that cash distributions declared exceed MFFO as defined by the expense support agreement.

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

Pursuant to the expense support agreement, the Advisor shall be the record owner of the Restricted Stock until the shares of common stock are sold or otherwise disposed of, and shall be entitled to all of the rights of a stockholder of the Company including, without limitation, the right to vote such shares (to the extent permitted by the Company’s articles of incorporation) and receive all distributions paid with respect to such shares.  All distributions actually paid to the Advisor in connection with the Restricted Stock shall vest immediately and will not be subject to forfeiture.  The Company recognizes expense related to the distributions on the Restricted Stock shares as declared.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

2.	Summary of Significant Accounting Policies (continued)

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

The Company has formed subsidiaries which elected to be taxed as a TRS for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to tax on its taxable income from its operations.  The Company will account for federal and state income taxes with respect to a TRS using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities, the respective tax bases, operating losses and/or tax-credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

2.	Summary of Significant Accounting Policies (continued)

Adopted Accounting Pronouncements — In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326),” which requires a new forward-looking expected loss model to be used for receivables, held-to-maturity debt, loans and other financial instruments.  Previously, when credit losses were measured under current GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss.  The amendments eliminate the probable initial threshold for recognition of credit losses in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument.  The ASU was effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019.  The Company adopted this ASU on January 1, 2020, the adoption of which did not have a material impact on the Company’s consolidated results of operations or cash flows.

Impact of Recent Accounting Pronouncements ― In Q1 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In April 2020, the FASB issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under the new lease standard, which the Company adopted on January 1, 2019. Under the new leasing standard, an entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if the lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease as long as the total cash flows from the modified lease are substantially similar to the cash flows in the original lease. The Company elected this option and therefore, to the extent that a rent concession is granted as a deferral of payments, but total payments are substantially the same, the Company will account for the concession as if no change has been made to the original lease.

3.	Revenue

The following tables represent the disaggregated revenue for resident fees and services during the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	Number of Units			Revenue (in millions)			Percentage of Revenues
Resident fees and services:	2020	2019	2018	2020	2019	2018	2020	2019	2018
Independent living	2,261	2,261	2,261	$72.6	$74.3	$71.7	25.9%	25.8%	25.9%
Assisted living	2,966	2,966	2,966	138.1	140.5	137.6	49.2%	48.7%	49.7%
Memory care	853	853	853	57.7	59.4	54.4	20.5%	20.6%	19.7%
Other revenues	―	―	―	12.5	14.1	12.9	4.4%	4.9%	4.7%
	6,080	6,080	6,080	$280.9	$288.3	$276.6	100.0%	100.0%	100.0%

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2020 and 2019 are as follows, excluding assets held for sale (in thousands):

	As of December 31,
	2020	2019
Land and land improvements	$132,663	$132,453
Building and building improvements	1,501,107	1,498,297
Furniture, fixtures and equipment	94,141	86,543
Less: accumulated depreciation	(335,051)	(284,638)
Real estate investment properties, net	$1,392,860	$1,432,655

As described in Note 1. “Organization,” as part of exploring Possible Strategic Alternatives, during the year ended December 31, 2018, the Company committed to a plan to sell 70 properties, which included seven skilled nursing facilities comprised of six properties (the “Perennial Communities”) and the Welbrook Grand Junction property.  Management of the Company determined that the sale of these seven skilled nursing facilities would not cause a strategic shift in the Company’s operations and that the sale of these seven properties were not considered individually significant; therefore, these properties did not qualify as discontinued operations. Refer to Note 6. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information on the remaining properties that qualified as discontinued operations.

During the year ended December 31, 2019, the Company sold the Welbrook Grand Junction property and recorded no gain or loss from continuing operations for financial statement purposes related to the sale of this property. During the year ended December 31, 2020, the Company sold the six properties comprising the Perennial Communities and recorded a gain on sale from continuing operations of approximately $1.1 million for financial reporting purposes.

In September 2020, the Company discontinued marketing efforts related to the sale of the Hurst Specialty Hospital, an acute care property that the Company had previously classified as assets held for sale, due to financial difficulties of the tenant and their inability to remain current under the terms of their triple net lease.   As a result of discontinuing marketing efforts, the Hurst Specialty Hospital no longer met the assets held for sale criteria and the Company recorded an adjustment of $1.5 million in September 2020, representing the catch up in depreciation expense that would have been recognized had the Hurst Specialty Hospital been continuously classified as held and used. In addition, the Company determined an estimate of fair value of the Hurst Specialty Hospital in order to reclassify the property as held and used at the lower of adjusted carrying value or fair value.  The Company discounted the net expected cash flows from the property, plus an estimate of sales proceeds from the ultimate disposition of this property, to estimate the fair value of the Hurst Specialty Hospital.  The Company used Level 3 unobservable inputs that included estimates of expected cash flows and a capitalization rate based on appraisal information from an independent third-party valuation firm engaged as a valuation advisor and comparable sales/broker transactions.  The estimated fair value was higher than the adjusted carrying value of the property.  The Company reclassified the Hurst Specialty Hospital as held and used at the adjusted carrying value, which was lower than its fair value, resulting in no loss on reclassification of this property.  The Company recorded all operating results from the Hurst Specialty Hospital as income or loss from continuing operations for all periods presented.

During the year ended December 31, 2020, the tenant of the Hurst Specialty Hospital was unable to remain current under its lease obligation and the Company established rent reserves of $0.8 million for uncollected rents as of December, 31, 2020.  The Company assessed that collectability of lease payments was not probable and recorded rental income on a cash basis.  The Company also recorded a write-off of $2.5 million, representing the deferred rent from prior GAAP straight-line adjustments and unamortized lease costs, because the Company determined that these assets were not realizable due to continued financial difficulties of the tenant.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

4.	Real Estate Assets, net (continued)

During the year ended December 31, 2018, as part of committing to a plan to sell 70 properties, the Company evaluated each of the properties classified as held for sale to determine whether it was likely that the carrying value of the Company’s properties would be recoverable.  The Level 3 unobservable inputs used in determining the fair value of the real estate properties included, but were not limited to, appraisal information from an independent third-party valuation firm engaged as a valuation advisor, comparable sales transactions and other information from financial advisors of the Company and/or potential brokers/buyers, as applicable.  As a result of this analysis, the Company recorded impairment provisions during the year ended December 31, 2018 related to its Hurst Specialty Hospital and its Welbrook Grand Junction property of approximately $4.4 million and $7.9 million, respectively. These impairment provisions from continuing operations were recorded to write-off the associated assets in excess of the estimated net sales proceeds, as it was determined that the carrying value of these properties would not be recoverable.  The Company did not record impairment provisions from continuing operations during the years ended December 31, 2020 and 2019.

Depreciation expense on the Company’s real estate investment properties, net was approximately $51.4 million, $49.4 million and $51.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Depreciation expense for the year ended December 31, 2020 includes the $1.5 million depreciation catch up adjustment described above and depreciation through the determination date on the assets held for sale.

5.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2020 and 2019 are as follows (in thousands):

	As of December 31,
	2020	2019
In-place lease intangibles	$3,944	$83,275
Less: accumulated depreciation	(3,118)	(82,055)
Intangible assets, net	$826	$1,220

For the years ended December 31, 2020, 2019 and 2018, amortization on the Company’s intangible assets was approximately $0.4 million, $0.4 million and $2.5 million, respectively, all of which were included in depreciation and amortization.

The weighted average remaining useful life of the Company’s intangibles as of December 31, 2020 is 2.1 years.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter, in the aggregate, as of December 31, 2020 is as follows (in thousands):

2021	$394
2022	253
2023	74
2024	74
2025	31
Thereafter	―
$826

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations

As described in Note 1. “Organization,” as part of executing on Possible Strategic Alternatives, during 2018, the Company committed to a plan to sell a total of 70 properties, including: (1) the 63 property MOB/Healthcare Portfolio, (2) the six properties comprising the Perennial Communities and (3) Welbrook Grand Junction.  During the year ended December 31, 2019, the Company completed the sale of 61 properties and as of December 31, 2019 had nine properties classified as held for sale. As described in Note 4. “Real Estate Asset, net,” in September 2020, the Company determined that the Hurst Specialty Hospital, which was part of the MOB/Healthcare Portfolio, no longer met the held for sale criteria and reclassified the Hurst Specialty Hospital to held and used for all periods presented.  During the year ended December 31, 2020, the Company completed the sale of seven properties, which included one post-acute care property from the MOB Healthcare Portfolio, and the Perennial Communities.

As of December 31, 2020, the Company had one acute care property classified as held for sale and had entered into a purchase and sale agreement for the sale of this property for a gross sales price of $7.75 million.  The Company sold this property in January 2021.  See Note 16 “Subsequent Events” for additional information.

As of December 31, 2020, the one acute care property classified as assets held for sale and liabilities associated with those assets held for sale (which was sold in January 2021) consisted of the following (in thousands):

	As of December 31, 2020
	MOB/Healthcare Portfolio	Other	Total
Real estate held for sale, net	$5,922	$—	$5,922
Intangibles, net	1,481	—	1,481
Other assets	18	—	18
Assets held for sale, net	$7,421	$—	$7,421
Accounts payable and accrued liabilities	$8	$—	$8
Other liabilities	2	—	2
Liabilities associated with assets held for sale	$10	$—	$10

As of December 31, 2019, the eight properties classified as assets held for sale and liabilities associated with those assets held for sale consisted of the following (in thousands):

	As of December 31, 2019
	MOB/Healthcare Portfolio	Other	Total
Real estate held for sale, net	$28,307	$46,908	$75,215
Intangibles, net	6,252	800	7,052
Deferred rent and lease incentives	1,345	4,952	6,297
Other assets	6	68	74
Restricted cash	94	72	166
Assets held for sale, net	$36,004	$52,800	$88,804
Accounts payable and accrued liabilities	$4	$3	$7
Other liabilities	—	684	684
Liabilities associated with assets held for sale	$4	$687	$691

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

6.	Assets and Associated Liabilities Held For Sale and Discontinued Operations (continued)

The Company classified the revenues and expenses related to the Company’s MOB/Healthcare Portfolio, which consisted of 62 properties, as discontinued operations in the accompanying consolidated statements of operations, as management believed the sale of these properties represented a strategic shift in the Company’s operations.  The Company sold one property and 60 properties during the years ended December 31, 2020 and 2019, respectively.  The following table is a summary of income from discontinued operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenues:
Rental income and related revenues	$1,266	$46,073	$112,241
Operating expenses:
Property operating expenses	7	11,333	29,174
General and administrative	138	411	1,253
Asset management fees	139	4,689	11,689
Property management fees	28	1,257	3,679
Financing coordination fees	—	—	2,326
Depreciation and amortization	—	—	31,418
Total operating expenses	312	17,690	79,539
Gain on sale of real estate	―	336,074	—
Operating income	954	364,457	32,702
Other income (expense):
Interest and other income (expense)	—	56	109
Interest expense and loan cost amortization	—	(14,618)	(32,178)
Total other income (expense)	—	(14,562)	(32,069)
Income before income taxes	954	349,895	633
Income tax (expense) benefit	—	(165)	7
Income from discontinued operations	$954	$349,730	$640

7.	Operating Leases

As of December 31, 2020, excluding the one remaining property classified as held for sale, the Company owned 15 seniors housing properties that have been leased to tenants under triple-net operating leases.  Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses.  Each tenant is expected to pay real estate taxes directly to the taxing authorities and, therefore, such amounts are not included in the Company’s consolidated financial statements.  However, if the tenant does not pay the real estate taxes, the Company would be liable for such amounts.  As of December 31, 2020, the total annualized property tax assessed on these properties is approximately $3.2 million.

As of December 31, 2020, excluding the one remaining property classified as held for sale, the Company’s triple-net operating leases had a weighted average remaining lease term of 4.5 years based on annualized base rents expiring between 2022 and 2031, subject to the tenants’ options to extend the lease terms by an additional five years.  In addition, certain tenants hold options to extend the lease terms for multiple five-year periods, which are generally subject to similar terms and conditions provided under the initial lease term, including rent increases. The Company’s lease term is determined based on the non-cancellable lease term unless economic incentives make it reasonably certain that an extension option will be exercised, in which case the Company includes the extended lease term.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

7.	Operating Leases (continued)

The following are future minimum lease payments for the Company’s 15 senior housing properties and the Hurst Specialty Hospital to be received under non-cancellable operating leases for the five years and thereafter, in the aggregate, as of December 31, 2020, and excludes the one remaining property classified as held for sale (in thousands):

2021	$31,346
2022	23,804
2023	23,073
2024	23,445
2025	20,371
Thereafter	25,168
$147,207

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

As of December 31, 2020 and 2019, the Company had two subsidiaries classified as VIEs. These subsidiaries are joint ventures with completed real estate under development in which their equity interest consists of non-substantive protective voting rights.  Additionally, one of the subsidiaries has insufficient equity at risk due to the development nature of the joint venture. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these subsidiaries due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.
The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of December 31, 2020 and 2019 are as follows (in thousands):

	As of December 31,
	2020	2019
Assets:
Real estate investment properties, net	$43,890	$45,329
Cash	$505	$1,024
Other assets	$524	$577
Restricted cash	$102	$76
Liabilities:
Mortgages and other notes payable, net	$29,158	$29,148
Accounts payable and accrued liabilities	$490	$1,286
Other liabilities	$242	$219

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $13.3 million as of December 31, 2020. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

9.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2020 and 2019, (in thousands):

	As of December 31,
	2020	2019
Mortgages payable and other notes payable:
Fixed rate debt	$337,519	$368,974
Variable rate debt (1)	―	8,282
Mortgages and other notes payable (2)	337,519	377,256
Premium (3)	101	142
Loan costs, net	(935)	(1,470)
Total mortgages and other notes payable, net	336,685	375,928
Credit facilities:
Revolving Credit Facility(1)(4)	―	40,000
Term Loan Facility(1)	265,000	265,000
Loan costs, net related to Term Loan Facilities	(1,577)	(2,050)
Total credit facilities, net	263,423	302,950
Total indebtedness, net	$600,108	$678,878

FOOTNOTES:

(1)

As of December 31, 2020 and 2019, the Company had entered into interest rate caps with notional amounts of approximately $225.0 million and $281.0 million, respectively. Refer to Note 11. “Derivative Financial Instruments” for additional information.

(2)

As of December 31, 2020 and 2019, the Company’s mortgages and other notes payable are collateralized by 29 and 32 properties, respectively, with total carrying value of approximately $497.4 million and $567.8 million, respectively.

(3)	Premium is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(4)

As of December 31, 2020 and 2019, the Company had undrawn availability under the applicable revolving credit facility of approximately $150.2 million and $181.7 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan, which includes certain assets held for sale.

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

Concurrently, in May 2019, the Company entered into new unsecured credit facilities, which included: (1) a $250 million senior unsecured revolving credit facility (“Revolving Credit Facility”) and (2) a $265 million senior unsecured term loan facility (“Term Loan Facility” and together with the Revolving Credit Facility, “Credit Facilities”).  The Revolving Credit Facility has an initial four-year term through May 2023, plus one 12-month extension option, and the Term Loan Facility has an initial five-year term through May 2024.  The Credit Facilities bear interest based on 30-day LIBOR plus a spread that varies with the Company’s leverage ratio.  In connection with the refinancing of the 2014 Credit Facilities, the Company paid financing coordination fees to the Advisor of approximately $5.2 million; refer to Note 10. “Related Party Arrangements” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

9.	Indebtedness (continued)

During the year ended December 31, 2019, the Company repaid approximately $95.4 million in mortgage and construction loans related to several properties. In connection therewith, the Company wrote-off approximately $0.2 million in unamortized loan costs and paid exit fees of approximately $0.4 million, which are included in interest expense and loan cost amortization in the accompanying consolidated statements of operations for the year ended December 31, 2019. These loans were scheduled to mature during 2019 and 2020.  In November 2019, the Company refinanced the construction loan related to Watercrest at Katy of approximately $21.3 million which was scheduled to mature in December 2019. The new mortgage loan matures in November 2024 with an interest rate of 3.25% per annum.

During the year ended December 31, 2020, the Company repaid $39.7 million of indebtedness, which included the Primrose II Communities and the Fieldstone at Pear Orchard property, both of which matured during 2020.  In April 2020, the Company borrowed $40 million under its Revolving Credit Facility as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19 and in September 2020 repaid $80 million under its Revolving Credit Facility.

The following is a schedule of future principal payments and maturity for the Company’s total indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2020 (in thousands):

2021	$11,315
2022	282,121
2023	23,417
2024	285,666
2025	―
Thereafter	―
$602,519

The Company had liquidity of $211.7 million as of December 31, 2020 (consisting of $61.5 million in cash and $150.2 million of availability under its Revolving Credit Facility) and is well positioned to manage its near-term debt maturities.  The Company has $11.3 million of scheduled payments coming due during the year ended December 31, 2021 and has a material maturity in January of $236.4 million, consisting of debt collateralized by 22 properties.  The Company has had early discussions with its lenders about repayment or refinancing options upon maturity.  The Company has several other options, including but not limited to, refinancing the facility with the existing lender or another lending institution as a secured loan facility, liquidating all or a portion of the 22 properties to satisfy the obligation, or adding all or a portion of the 22 properties to the existing 2019 Credit Facilities and repaying the balance with a draw on the 2019 Revolving Credit Facility. The addition of all 22 properties to the borrowing base of the 2019 Credit Facilities would result in $100 million of additional availability under the 2019 Revolving Credit Facility.  The Company could also use the accordion feature of its 2019 Credit Facilities to increase the current $515 million commitment to a higher amount.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

9.	Indebtedness (continued)

The following table details the Company’s mortgages and other notes payable as of December 31, 2020 and 2019, (in thousands):

	Interest Rate at December 31,			December 31,
Property and Loan Type	2020 (1)	Payment Terms	Maturity Date (2)	2020	2019
Primrose II Communities; Mortgage Loan	3.81% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	6/1/20	$—	$20,533
Pacific Northwest Communities; Mortgage Loans	4.30% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/22	189,938	196,598
Capital Health Communities; Mortgage Loans (3)	(3)	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/22	55,925	58,387
Primrose I Communities; Mortgage Loan (4)	4.11% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/1/22	46,317	47,557
Watercrest at Mansfield; Mortgage Loan (5)	4.68% per annum	Monthly principal and interest payments based on a total payment of $143,330	6/1/23	24,065	24,625
Watercrest at Katy; Mortgage Loan	3.25% per annum	Monthly interest only payments through November 2022; principal and interest payments thereafter based on a 25-year amortization schedule	11/15/24	21,274	21,274
		Total fixed rate debt		337,519	368,974
Fieldstone at Pear Orchard; Construction Loan	30-day LIBOR plus 2.9% per annum	Monthly interest only payments through September 2018; principal payments thereafter based on a 25-year amortization schedule	10/15/20	—	8,282
		Total variable rate debt		—	8,282
		Total mortgages and other notes payable, net		$337,519	$377,256

FOOTNOTES:

(1)	The 30-day was approximately 0.14% and 1.764%, respectively, as of December 31, 2020 and 2019.
(2)	Represents the initial maturity date (or, as applicable, the maturity date as extended).
(3)

Consists of a mortgage loan and a supplemental loan. The mortgage loan accrues interest at a fixed rate equal to 4.25% per annum.  The supplemental loan accrues interest at a fixed rate equal to 4.3% per annum.

(4)

If prepaid prior to March 1, 2022, the Primrose I Communities Mortgage Loan is subject to a prepayment penalty in an amount equal to the greater of (i) 1% of the principal being repaid, or (ii) an amount calculated on the principal being repaid, multiplied by the difference between the Primrose I Communities Mortgage Loan interest rate, and a calculated yield rate tied to the rates on applicable U.S. Treasuries. If prepayment is made between March 1, 2022, and May 30, 2022, the prepayment penalty will be 1% of the outstanding principal balance of the Primrose I Communities Mortgage Loan. No prepayment fee is required if the Primrose I Communities Mortgage Loan is prepaid between May 31, 2022 and maturity.  Partial prepayment of a loan is not permitted.  The loan is transferable upon sale of the assets subject to lender approval.

(5)	The balance for this loan excludes a remaining premium of $0.1 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

9.	Indebtedness (continued)

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of December 31, 2020 and 2019 (in millions):

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$339.4	$336.7	$381.2	$375.9
Credit facilities	$265.0	$263.4	$305.0	$303.0

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

Generally, the loan agreements for the Company’s mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc.  The loan agreements also contain customary events of default and remedies for the lenders.  As of December 31, 2020, the Company’s 22 properties that are cross collateralized in a secured debt transaction did not achieve a minimum debt service coverage covenant.  The missed covenant requires that the annual taxes and insurance premiums for each of the 22 properties (estimated at approximately $6.0 million in the aggregate for all 22 properties) be escrowed monthly, until such time that the covenant is achieved.  In accordance with the cure provision under its loan agreement, the Company is working with its lender to establish the cash escrow accounts and anticipates escrowing the approximate $6.0 million over the next twelve months with its lender.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of December 31, 2020, the Company was in compliance with all financial covenants related to its Credit Facilities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

10.	Related Party Arrangements (continued)

Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”).  In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreement.   The Company did not incur operating expenses in excess of the Limitation during the Expense Years ended December 31, 2020, 2019 and 2018.

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

Amended and Restated Expense Support Agreement — Pursuant to the Amended and Restated Expense Support Agreement, the Company’s Advisor agreed to forgo the payment of fees in cash and accept Restricted Stock for services in an amount equal to the positive excess, if any, of (a) Aggregate Stockholder Cash Distributions declared for the applicable year, over (b) aggregate MFFO, each as defined in the Amended and Restated Expense Support Agreement.  The Restricted Stock is subordinated and forfeited to the extent that shareholders do not receive their invested capital plus a 6% cumulative non-compounded annual return upon ultimate liquidity of the Company.  Any amounts settled, and for which restricted stock shares were issued pursuant to the Amended and Restated Expense Support Agreement, have been permanently settled and the Company has no further obligation to pay such amounts.

Under the terms of the Amended and Restated Expense Support Agreement, for each quarter within a calendar expense support year, the Company will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year.  Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreement, the Company will issue, within 90 days following the determination date, a number of shares of Restricted Stock equal to the quotient of the expense support amounts provided by the Advisor for the preceding calendar year divided by the Company’s then-current estimated NAV per share of common stock.  The terms of the Amended and Restated Expense Support Agreement automatically renew for consecutive one-year periods, subject to the right of the Advisor to terminate their respective agreements upon 30 days’ written notice to the Company.

CNL Capital Markets LLC — CNL Capital Markets LLC, an affiliate of CNL, receives a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the term of the agreement. For each of the years ended December 31, 2020, 2019 and 2018, the Company incurred approximately $0.9 million in such fees. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Co-venture partners —The Company incurs operating expenses which, in general, relate to administration of the Company and its subsidiaries on an ongoing basis.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

10.	Related Party Arrangements (continued)

The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in the loss from discontinued operations for the years ended December 31, 2020, 2019 and 2018, and related amounts unpaid as of December 31, 2020 and 2019 are as follows (in thousands):

				Unpaid amounts (1)
	Years Ended December 31,			as of December 31,
	2020	2019	2018	2020	2019
Reimbursable expenses:
Operating expenses (2)	$3,517	$5,066	$6,203	$275	$698
	3,517	5,066	6,203	275	698
Investment services fees (3)	—	—	60	—	―
Disposition fee (4)	143	3,031	58	—	―
Financing coordination fees (5)	61	5,553	2,326	—	―
Property management fees (6)	—	—	2,323	—	—
Asset management fees (7)	18,190	23,281	30,385	1,505	1,577
	$21,911	$36,931	$41,355	$1,780	$2,275

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying consolidated balance sheets.
(2)

Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying consolidated balance sheets.

(3)

For the year ended December 31, 2018, the Company incurred approximately $0.1 million in investment services fees of which approximately $0.1 million was capitalized and included in real estate assets, net in the accompanying consolidated balance sheets.  There were no investment service fees incurred for the years ended December 31, 2020 and 2019. Investment service fees, that are not capitalized, are recorded as acquisition fees and expenses in the accompanying consolidated statements of operations.

(4)	Amounts are recorded as a reduction to gain on sale of real estate in the accompanying consolidated statements of operations.
(5)

For the year ended December 31, 2019, the Company incurred approximately $5.6 million in financing coordination fees related to the refinancing of the loans associated with certain operating properties of which approximately $3.7 million were capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying consolidated balance sheets. For the years ended December 31, 2020 and 2018, the Company incurred approximately $0.1 million and $2.3 million, respectively, in financing coordination fees related to the refinancing of the loans associated with certain operating properties, all of which were capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying consolidated balance sheets.

(6)

For the year ended December 31, 2018, the Company incurred approximately $2.3 million in property and construction management fees payable to the Property Manager of which approximately $5,000 in construction management fees were capitalized and included in real estate under development in the accompanying consolidated balance sheets.  The Property Management Agreement was not renewed beyond its expiration date of June 2018.

(7)

For the years ended December 31, 2020, 2019 and 2018, the Company incurred approximately $18.2 million, $23.3 million and $30.4 million, respectively, in asset management fees payable to the Advisor.  No expense support was received for the years ended December 31, 2020, 2019 and 2018. There was approximately $11,000 in asset management fees that were capitalized and included in real estate under development in the accompanying consolidated balance sheets for the year ended December 31,  2018. There were no asset management fees capitalized for the years ended December 31, 2020 and 2019.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

10.	Related Party Arrangements (continued)

No amounts were settled or paid in the form of Restricted Stock in accordance with the expense support agreements for the years ended December 31, 2020, 2019 and 2018.  As of December 31, 2020, $13.57 million of asset management fees had been settled in exchange for 1.332 million shares of Restricted Stock. The number of Restricted Stock shares granted to the Advisor in lieu of payment in cash was determined by dividing the expense support amount for the respective determination date by the then-current NAV per share.  At grant date, no fair value was assigned to the Restricted Stock shares as the shares were valued at zero, which represented the lowest possible value estimated at vesting.  In addition, the Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of December 31, 2020.

Cash distributions paid on Restricted Stock shares for the years ended December 31, 2020, 2019 and 2018 were $0.273 million, $3.027 million and $0.630 million, respectively. The cash distributions on Restricted Stock shares were recognized as compensation expense as declared and included in general and administrative expense in the accompanying consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

11.	Derivative Financial Instruments

The following summarizes the terms of the Company’s, or its equity method investment’s, derivative financial instruments and the corresponding asset (liability) as of December 31, 2020 and 2019 (in thousands):

								Fair value asset (liability) as of
Notional Amount		Strike (1)	Credit Spread (1)		Trade date	Forward date	Maturity date	December 31, 2020		December 31, 2019
$10,500	(2)	3.3%	―	%	2/28/2019	3/1/2019	9/1/2021	$	―	$	―
$231,000	(2)	2.0%	―	%	12/12/2019	12/20/2019	12/31/2020	$	―		$2
$225,000	(2)	0.8%	―	%	8/12/2020	12/31/2020	12/31/2021		$2	$	―

FOOTNOTES:

(1)	The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
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

12.	Equity

Redeemable Noncontrolling Interest:

In connection with the Watercrest at Katy joint venture, the Company’s joint venture partner acquired a 5% noncontrolling interest that includes a put option of its membership to the Company commencing in May 2016, when the Watercrest at Katy development opened to residents, and concluding in May 2021 when NOI is: (a) equal to or greater than the NOI threshold established in the joint venture agreement, and (b) has been equal to or greater than the NOI threshold established in the joint venture agreement for the three calendar months immediately preceding the calendar month during which the  joint venture partner exercises the put option.  The put option is redeemable for cash at a price equal to the appraised market value (less certain transaction-related costs) at the time the put option is exercised (“Put Price”).  The Company’s maximum redemption exposure, as a result of these redeemable equity securities, is limited to the Put Price multiplied by the joint venture partner’s 5% membership interest.

Stockholders’ Equity:

Distribution Reinvestment Plan — In July 2018, as part of the Company’s decision to proceed with the exploration of Possible Strategic Alternatives, the Company suspended the Reinvestment Plan and the Redemption Plan.   As a result of the suspension of the Reinvestment Plan in July 2018, the Company did not receive any proceeds through its Reinvestment Plan subsequent to June 2018.  For the year ended December 31, 2018, the Company received proceeds through its Reinvestment Plan of approximately $22.0 million.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

12.	Equity (continued)

Distributions — For the years ended December 31, 2020, 2019 and 2018, the Company declared cash distributions of $35.6 million, $394.9 million and $81.1, respectively, which included a special cash distribution of $347.9 million funded in May 2019 with proceeds from the sale of real estate and all of which were paid in cash to stockholders.

The tax composition of the Company’s distributions declared for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
Ordinary income	21.88%	0.0%	0.0%
Capital gain	0.62%	42.85%	0.0%
Unrecaptured Sec. 1250 gain	11.15%	20.10%	0.0%
Return of capital	66.35%	37.05%	100.0%

Redemptions — In July 2018, as part of the Company’s decision to proceed with the exploration of Possible Strategic Alternatives, the Company suspended the Redemption Plan.  No requests for redemptions have been accepted subsequent to suspension of the Redemption Plan.  As such, there were no requests for the redemption of common stock during the years ended December 31, 2020 and 2019.  For the year ended December 31, 2018, the Company received requests for the redemption of common stock under its Redemption Plan of approximately 4.4 million shares, of which 2.8 million were approved for redemption at an average price of $10.14, for a total of approximately $28.4 million.

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

Promoted Interest — In connection with the Company’s promoted interest agreements, certain operating targets have been established which, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development. For the years ended December 31, 2020, 2019 and 2018, the Company accrued, as a (reduction)/reversal to capital in excess of par value, the following distributions to holders of promoted interest (in thousands):

	Years Ended December 31,
	2020		2019	2018
Dogwood Forest of Grayson		―	406	(406)
	$	―	$406	$(406)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

12.	Equity (continued)

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investment, and included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments			Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings
	Years Ended				Years Ended
	December 31,				December 31,
	2020	2019	2018		2020	2019	2018
Interest rate swaps	$—	$(846)	$1,219	Interest expense and loan cost amortization	$—	$921	$2,457
Interest rate caps	11	(134)	690	Interest expense and loan cost amortization	(44)	(361)	(1,957)
Reclassification of interest rate swaps upon derecognition	—	(509)	253	Interest expense and loan cost amortization	—	509	(253)
Reclassification of interest rate caps upon derecognition	2	265	—	Interest expense and loan cost amortization	(2)	(265)	—
Interest rate cap held by unconsolidated joint venture	(12)	11	—	Not applicable	(3)	(11)	—
Total	$1	$(1,213)	$2,162		$(49)	$793	$247

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

13.	Income Taxes

For the years ended December 31, 2020, 2019 and 2018, the Company recorded net current tax expense and deferred tax assets related to deferred income at its TRS entities. The components of the income tax expense for the years ended December 31, 2020, 2019 and 2018, excluding amounts related to discontinued operations, were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$51	$51	$113
State	(596)	(580)	(490)
Total current expense	(545)	(529)	(377)

Deferred:
Federal	(552)	(1,562)	(3,333)
State	(1)	(120)	66
Total deferred expense	(553)	(1,682)	(3,267)
Income tax expense	$(1,098)	$(2,211)	$(3,644)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are as follows:

	2020	2019
Carryforwards of net operating loss	$4,068	$3,653
Minimum tax credit carryforward	―	59
Prepaid rent	1,026	1,648
Valuation allowance	(1,464)	(1,096)
Deferred tax assets, net	$3,630	$4,264

A reconciliation of the income tax expense computed at the statutory federal tax rate on income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2020		2019		2018
Tax (expense) benefit computed at federal statutory rate	$(873)	(21.00)%	$(898)	(21.00)%	$4,651	21.00%
Impact of REIT election	303	7.28%	(675)	(15.78)%	(7,980)	(36.03)%
State income tax expense net of federal benefit	(160)	(3.84)%	(488)	(11.41)%	(412)	(1.86)%
Effect of change in valuation allowance	(368)	(8.86)%	(150)	(3.51)%	97	0.44%
Income tax expense	$(1,098)	(26.42)%	$(2,211)	(51.70)%	$(3,644)	(16.45)%

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

13.	Income Taxes (continued)

The Company’s TRS entities had net operating loss carryforwards for federal and state purposes of approximately $12.4 million and $12.3 million as of December 31, 2020 and 2019, respectively, to offset future taxable income. If not utilized, the federal net operating loss carryforwards will begin to expire in 2036, and the state net operating loss carryforwards will begin to expire in 2021. The Company has $0.4 million net operating loss carry-forwards with an indefinite carryforward period.  The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.  The tax years 2016 and forward remain subject to examination by taxing authorities.  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. Although the CARES Act contains many income tax relief provisions, they are not estimated to have a material impact on the Company. As required under U.S. GAAP, the effects of tax law changes are recognized in the period of enactment.

14.	Commitments and Contingencies

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

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  The Company has six remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.  None of the established performance metrics were met or probable of being met as of December 31, 2020.

The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares for financial reporting purposes that were issued pursuant to the Advisor expense support agreement.  Refer to Note 10. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares.

15.	Concentration of Credit Risk

For the years ended December 31, 2020, 2019 and 2018, the Company had a geographical concentration accounting for 10% or more of its total revenues, excluding the properties classified as discontinued operations, as follows:

	Type of	Years Ended December 31,
	Concentration	2020	2019	2018
State of Texas (1)	Geographical	21.0%	20.5%	20.4%

FOOTNOTE:

(1)

Includes rental income and related revenues and resident fees and services.  Adverse economic developments in this geographical area could significantly impact the Company’s results of operations and cash flows from operations, which in turn would impact its ability to pay debt service and make distributions to stockholders.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2020

16.	Subsequent Events

In January 2021, the Company sold the acute care property it had classified as held for sale as of December 31, 2020.  The Company received net sales proceeds of $7.4 million and did not record any gain or loss on sale of this property in January 2021.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts		Balance at End of Year

2018	Deferred tax asset valuation allowance	$(1,087)		$(829)	$	―	$(1,916)
	Allowance for doubtful accounts	(2,350)		(1,489)		―	(3,839)
		$(3,437)		$(2,318)	$	―	$(5,755)

2019	Deferred tax asset valuation allowance	$(1,916)	$	―		$808	$(1,108)
	Allowance for doubtful accounts	(3,839)		―		1,912	(1,927)
		$(5,755)	$	―		$2,720	$(3,035)

2020	Deferred tax asset valuation allowance	$(1,108)	$	―		$(357)	$(1,465)
	Allowance for doubtful account	(1,927)		(2,252)		1,156	(3,023)
		$(3,035)		$(2,252)		$799	$(4,488)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2020 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Primrose Retirement Community of Casper
Casper, Wyoming	$10,707	$1,910	$16,310	$30	$296	$	―	$1,940	$16,606	$	―	$18,546	$(3,910)	2004	2/16/2012	(1)

Primrose Retirement Community of Grand Island
Grand Island, Nebraska	$7,553	$719	$12,140	$56	$—	$	―	$775	$12,140	$	―	$12,915	$(2,972)	2005	2/16/2012	(1)

Primrose Retirement Community of Mansfield
Mansfield, Ohio	$10,276	$650	$16,720	$229	$71	$	―	$879	$16,791	$	―	$17,670	$(4,133)	2007	2/16/2012	(1)

Primrose Retirement Community of Marion
Marion, Ohio	$8,524	$889	$16,305	$—	$—	$	―	$889	$16,305	$	―	$17,194	$(3,929)	2006	2/16/2012	(1)

Sweetwater Retirement Community
Billings, Montana	$9,257	$1,578	$14,205	$19	$—	$	―	$1,597	$14,205	$	―	$15,802	$(3,339)	2006	2/16/2012	(1)

HarborChase of Villages Crossing
Lady Lake, Florida ("The Villages")	$—	$2,165	$—	$996	$15,452	$	―	$3,161	$15,452	$	―	$18,613	$(2,952)	2013	8/29/2012	(1)

Primrose Retirement Community Cottages
Aberdeen, South Dakota	$—	$311	$3,794	$—	$—	$	―	$311	$3,794	$	―	$4,105	$(842)	2005	12/19/2012	(1)

Primrose Retirement Community of Council Bluffs
Council Bluffs, Iowa (“Omaha”)	$—	$1,144	$11,117	$5	$3	$	―	$1,149	$11,120	$	―	$12,269	$(2,537)	2008	12/19/2012	(1)

Primrose Retirement Community of Decantur
Decatur, Illinois	$—	$513	$16,706	$—	$154	$	―	$513	$16,860	$	―	$17,373	$(3,678)	2009	12/19/2012	(1)

Primrose Retirement Community of Lima
Lima, Ohio	$—	$944	$17,115	$8	$4	$	―	$952	$17,119	$	―	$18,071	$(3,728)	2006	12/19/2012	(1)

Primrose Retirement Community of Zanesville
Zanesville, Ohio	$—	$1,184	$17,292	$—	$67	$	―	$1,184	$17,359	$	―	$18,543	$(3,787)	2008	12/19/2012	(1)

Capital Health of Symphony Manor
Baltimore, Maryland	$12,995	$2,319	$19,444	$—	$259	$	―	$2,319	$19,703	$	―	$22,022	$(4,202)	2011	12/21/2012	(1)

Curry House Assisted Living & Memory Care
Cadillac, Michigan	$6,498	$995	$11,072	$15	$2	$	―	$1,010	$11,074	$	―	$12,084	$(2,407)	1966	12/21/2012	(1)

Tranquillity at Fredericktowne
Frederick, Maryland	$19,150	$808	$14,291	$—	$6,110	$	―	$808	$20,401	$	―	$21,209	$(4,272)	2000	12/21/2012	(1)

Brookridge Heights Assisted Living & Memory Care
Marquette, Michigan	$11,464	$595	$11,339	$(17)	$4,766	$	―	$578	$16,105	$	―	$16,683	$(3,525)	1998	12/21/2012	(1)

Woodholme Gardens Assisted Living & Memory Care
Pikesville, Maryland (“Baltimore”)	$5,819	$1,603	$13,472	$54	$8	$	―	$1,657	$13,480	$	―	$15,137	$(2,931)	2010	12/21/2012	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III  - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2020 (in thousands)

			Initial Costs		Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances		Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
HarborChase of Jasper
Jasper, Alabama		$—	$355	$6,358	$7	$56	$	―	$362	$6,414	$	―	$6,776	$(1,262)	1998	7/31/2013	(1)

Doctor's Specialty Hospital
Leawood, Kansas (“Kansas City”)		$—	$924	$5,771	$69	$—	$	―	$993	$5,771	$	―	$6,764	$(842)	2001	8/16/2013	(1)

Raider Ranch
Lubbock, Texas		$—	$4,992	$48,818	$501	$12,655	$	―	$5,493	$61,473	$	―	$66,966	$(11,232)	2009	8/29/2013	(1)

Town Village
Oklahoma City, Oklahoma	$	―	$1,020	$19,847	$88	$1,616	$	―	$1,108	$21,463	$	―	$22,571	$(4,199)	2004	8/29/2013	(1)

Prestige Senior Living Beaverton Hills
Beaverton, Oregon		$8,178	$1,387	$10,324	$13	$—	$	―	$1,400	$10,324	$	―	$11,724	$(1,970)	2000	12/2/2013	(1)

Prestige Senior Living High Desert
Bend, Oregon		$7,164	$835	$11,252	$17	$53	$	―	$852	$11,305	$	―	$12,157	$(2,240)	2003	12/2/2013	(1)

MorningStar of Billings
Billings, Montana		$17,938	$4,067	$41,373	$54	$325	$	―	$4,121	$41,698	$	―	$45,819	$(8,354)	2009	12/2/2013	(1)

MorningStar of Boise
Boise, Idaho		$19,224	$1,663	$35,752	$18	$251	$	―	$1,681	$36,003	$	―	$37,684	$(6,812)	2007	12/2/2013	(1)

Prestige Senior Living Huntington Terrace
Gresham, Oregon (“Portland”)		$9,181	$1,236	$12,083	$2	$64		$—	$1,238	$12,147		$—	$13,385	$(2,353)	2000	12/2/2013	(1)

MorningStar of Idaho Falls
Idaho Falls, Idaho		$15,995	$2,006	$40,397	$64	$346	$	―	$2,070	$40,743	$	―	$42,813	$(7,857)	2009	12/2/2013	(1)

Prestige Senor Living Arbor Place
Medford, Oregon		$7,553	$355	$14,083	$11	$46		$—	$366	$14,129		$—	$14,495	$(2,665)	2003	12/2/2013	(1)

Prestige Senior Living Orchard Hills
Salem, Oregon		$11,006	$545	$15,544	$10	$187	$	―	$555	$15,731	$	―	$16,286	$(2,945)	2002	12/2/2013	(1)

Prestige Senior Living Southern Hills
Salem, Oregon		$6,874	$653	$10,753	$43	$8	$	―	$696	$10,761	$	―	$11,457	$(2,069)	2001	12/2/2013	(1)

MorningStar of Sparks
Sparks, Nevada		$21,282	$3,986	$47,968	$16	$86	$	―	$4,002	$48,054	$	―	$52,056	$(9,363)	2009	12/2/2013	(1)

Prestige Senior Living Five Rivers
Tillamook, Oregon		$7,047	$1,298	$14,064	$18	$251	$	―	$1,316	$14,315	$	―	$15,631	$(2,866)	2002	12/2/2013	(1)

Prestige Senior Living Riverwood
Tualatin, Oregon (“Portland”)		$4,163	$1,028	$7,429	$12	$87	$	―	$1,040	$7,516	$	―	$8,556	$(1,489)	1999	12/2/2013	(1)

Prestige Senior Living Auburn Meadows
Auburn, Washington ("Seattle")		$9,610	$2,537	$17,261	$—	$186	$	―	$2,537	$17,447	$	―	$19,984	$(3,306)	2003/2010	2/3/2014	(1)

Prestige Senior Living Bridgewood
Vancouver, Washington ("Portland")		$12,100	$1,603	$18,172	$10	$40	$	―	$1,613	$18,212	$	―	$19,825	$(3,415)	2001	2/3/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III  - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2020 (in thousands)

			Initial Costs		Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances		Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Total	Accumu-lated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Prestige Senior Living Monticello Park
Longview, Washington		$16,121	$1,981	$23,056	$1	$46	$	―	$1,982	$23,102	$	―	$25,084	$(4,274)	2001/2010	2/3/2014	(1)

Prestige Senior Living Rosemont
Yelm, Washington		$8,482	$668	$14,564	$—	$70	$	―	$668	$14,634	$	―	$15,302	$(2,674)	2004	2/3/2014	(1)

Wellmore of Tega Cay
Tega Cay, South Carolina ("Charlotte")		$—	$2,445	$—	$2,743	$23,451	$	―	$5,188	$23,451	$	―	$28,639	$(4,313)	2015	2/7/2014	(1)

Isle at Cedar Ridge
Cedar Park, Texas ("Austin")		$—	$1,525	$16,277	$—	$199	$	―	$1,525	$16,476	$	―	$18,001	$(3,161)	2011	2/28/2014	(1)

Prestige Senior Living West Hills
Corvallis, Oregon		$8,020	$842	$12,603	$11	$19	$	―	$853	$12,622	$	―	$13,475	$(2,404)	2002	3/3/2014	(1)

HarborChase of Plainfield
Plainfield, Illinois		$—	$1,596	$21,832	$9	$29	$	―	$1,605	$21,861	$	―	$23,466	$(3,996)	2010	3/28/2014	(1)

Legacy Ranch Alzheimer's Special Care Center
Midland, Texas		$—	$917	$9,982	$—	$10	$	―	$917	$9,992	$	―	$10,909	$(1,863)	2012	3/28/2014	(1)

The Springs Alzheimer's Special Care Center
San Angelo, Texas		$—	$595	$9,658	$9	$187	$	―	$604	$9,845	$	―	$10,449	$(1,808)	2012	3/28/2014	(1)

Isle at Watercrest - Bryan
Bryan, Texas		$—	$3,223	$40,581	$36	$987	$	―	$3,259	$41,568	$	―	$44,827	$(7,803)	2011	4/21/2014	(1)

Isle at Watercrest - Mansfield
Mansfield, Texas ("Dallas/Fort Worth")		$—	$997	$24,635	$—	$51	$	―	$997	$24,686	$	―	$25,683	$(4,369)	2011	5/5/2014	(1)

Watercrest at Katy
Katy, Texas ("Houston")		$21,274	$4,000	$—	$123	$32,375	$	―	$4,123	$32,375	$	―	$36,498	$(3,838)	2016	6/27/2014	(1)

Watercrest at Mansfield
Mansfield, Texas ("Dallas/Fort Worth")		$24,064	$2,191	$42,740	$16	$954	$	―	$2,207	$43,694	$	―	$45,901	$(7,581)	2010	6/30/2014	(1)

HarborChase of Shorewood
Shorewood, Wisconsin ("Milwaukee")		$—	$2,200	$—	$301	$19,862	$	―	$2,501	$19,862	$	―	$22,363	$(2,689)	2015	7/8/2014	(1)

Hurst Specialty Hospital
Hurst, Texas ("Dallas/Fort Worth")		$—	$2,082	$20,186	$—	$—	$	―	$2,082	$20,186	$	―	$22,268	$(4,019)	2004/2012	8/15/2014	(1)

Fairfield Village of Layton
Layton, Utah ("Salt Lake City")		$—	$5,217	$54,167	$66	$55	$	―	$5,283	$54,222	$	―	$59,505	$(9,382)	2010	11/20/2014	(1)

Fieldstone Memory Care
Yakima, Washington		$—	$1,297	$9,965	$—	$6	$	―	$1,297	$9,971	$	―	$11,268	$(1,626)	2014	3/31/2015	(1)

Primrose Retirement Center of Anderson
Anderson, Indiana ("Muncie")		$—	$1,342	$19,083	$—	$33	$	―	$1,342	$19,116	$	―	$20,458	$(3,013)	2008	5/29/2015	(1)

Primrose Retirement Center of Lancaster		—
Lancaster, Ohio ("Columbus")	$		$2,840	$21,884	$—	$—	$	―	$2,840	$21,884	$	―	$24,724	$(3,797)	2007	5/29/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III  - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2020 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Building and Building Improve- ments	Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Land & Land Improve- ments	Building and Building Improve- ments	Construc- tion in Process		Total	Accumu-lated Depreci-ation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Primrose Retirement Center of Wausau
Wausau, Wisconsin ("Green Bay")	$—	$1,089	$18,653	$—	$—	$	―	$1,089	$18,653	$	―	$19,742	$(2,824)	2008	5/29/2015	(1)

Superior Residences of Panama City
Panama City Beach, Florida	$—	$2,099	$19,367	$14	27	$	―	$2,113	$19,394	$	―	$21,507	$(3,003)	2015	7/15/2015	(1)

The Hampton at Meadows Place
Fort Bend, Texas ("Houston")	$—	$715	$24,281	$—	$320	$	―	$715	$24,601	$	―	$25,316	$(3,475)	2007/2013/2014	7/31/2015	(1)

The Pavilion at Great Hills
Austin, Texas	$—	$1,783	$29,318	$43	$240	$	―	$1,826	$29,558	$	―	$31,384	$(4,222)	2010	7/31/2015	(1)

The Beacon at Gulf Breeze
Gulf Breeze, Florida ("Pensacola")	$—	$824	$24,106	$84	$192	$	―	$908	$24,298	$	―	$25,206	$(3,582)	2008	7/31/2015	(1)

Parc at Piedmont
Marietta, Georgia ("Atlanta")	$—	$3,529	$43,080	$31	$483	$	―	$3,560	$43,563	$	―	$47,123	$(6,404)	2001/2011	7/31/2015	(1)

Parc at Duluth
Duluth, Georgia ("Atlanta")	$—	$5,951	$42,458	$67	$2,020	$	―	$6,018	$44,478	$	―	$50,496	$(6,215)	2003/2012	7/31/2015	(1)

Waterstone on Augusta
Greenville, South Carolina	$—	$2,253	$—	$2,116	$20,833	$	―	$4,369	$20,833	$	―	$25,202	$(2,520)	2017	8/31/2015	(1)

Wellmore of Lexington
Lexington, South Carolina ("Columbia")	$—	$2,300	$—	$3,168	$43,085	$	―	$5,468	$43,085	$	―	$48,553	$(4,602)	2017	9/14/2015	(1)

Palmilla Senior Living
Albuquerque, New Mexico	$—	$4,701	$38,321	$10	$113	$	―	$4,711	$38,434	$	―	$43,145	$(5,524)	2013	9/30/2015	(1)

Cedar Lake Assisted Living and Memory Care
Lake Zurich, Illinois ("Chicago")	$—	$2,412	$25,126	$16	$59	$	―	$2,428	$25,185	$	―	$27,613	$(3,611)	2014	9/30/2015	(1)

Fieldstone at Pear Orchard
Yakima Washington	$—	$1,035	$—	$102	$13,499	$	―	$1,137	$13,499	$	―	$14,636	$(1,440)	2016	10/12/2015	(1)

The Shores of Lake Phalen
Maplewood, Minnesota ("St. Paul")	$—	$2,724	$25,093	$10	$94	$	―	$2,734	$25,187	$	―	$27,921	$(3,532)	2012	11/10/2015	(1)

Dogwood Forrest of Grayson
Grayson, Georgia	$—	$1,788	$—	$109	$22,068	$	―	$1,897	$22,068	$	―	$23,965	$(2,040)	2017	11/24/2015	(1)

Park Place Senior Living at WingHaven
O'Fallon, Missouri ("St. Louis")	$—	$1,283	$48,221	$134	$847	$	―	$1,417	$49,068	$	―	$50,485	$(6,533)	2006/2014	12/17/2015	(1)

Hearthside Senior Living of Collierville
Collierville, Tennessee ("Memphis")	$—	$1,756	$13,379	$16	$28	$	―	$1,772	$13,407	$	―	$15,179	$(1,874)	2014	12/29/2015	(1)

Albuquerque, New Mexico – Unimproved Land
Albuquerque, New Mexico	$—	$1,056	$—	$—	$—	$	―	$1,056	$—	$	―	$1,056	$—	—	9/7/2017	(1)

	$337,519	$122,073	$1,281,187	$11,583	$225,691	$	―	$133,656	$1,506,878	$	―	$1,640,534	$(262,394)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2020 (in thousands)

Transactions in real estate and accumulated depreciation as of December 31, 2020 are as follows:

Balance December 31, 2017	$2,721,805	Balance December 31, 2017	$(219,457)
2018 Improvements	9,052	2018 Depreciation	(60,821)
2018 Dispositions	(5,359)	2018 Accumulated depreciation on dispositions	633
2018 Impairments	(11,818)	Balance December 31, 2018	(279,645)
Balance December 31, 2018	2,713,680	2019 Depreciation	(41,737)
2019 Improvements	4,039	2019 Accumulated depreciation on dispositions	94,853
2019 Impairments	(1,004,892)	Balance December 31, 2019	(226,529)
Balance December 31, 2019	1,712,827	2020 Depreciation	(42,430)
2020 Improvements	3,020	2020 Accumulated depreciation on dispositions	6,565
2020 Dispositions	(75,313)	Balance December 31, 2020	$(262,394)
Balance December 31, 2020	$1,640,534

_____________

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)	The aggregate cost for federal income tax purposes is approximately $1.8 billion.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (in thousands)

The following is a reconciliation of mortgages and other notes receivable on real estate for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Balance at beginning of year	$482	$1,688	$1,179
Additions during period:
New mortgage loans and additional advances	—	531	432
Accrued and deferred interest	6	9	77
Deductions during period:
Collection of principal	(40)	(1,746)	―
Balance at end of year	$448	$482	$1,688

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered accountants during the period ended December 31, 2020.

Item 9A.	CONTROLS AND PROCEDURES

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of March 4, 2021 were as follows:

Name	Age	Position
James M. Seneff, Jr.	74	Director and Chairman of the Board
Stephen H. Mauldin	52	Director, Vice Chairman of the Board, President and Chief Executive Officer
James Chandler Martin	70	Independent Director and Audit Committee Financial Expert
Michael P. Haggerty	68	Independent Director
J. Douglas Holladay	74	Independent Director
Ixchell C. Duarte	54	Chief Financial Officer, Senior Vice President and Treasurer
		(Principal Financial Officer)
John F. Starr	46	Chief Operating Officer and Senior Vice President
Tracey B. Bracco	41	General Counsel, Senior Vice President and Secretary

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

Board Structure and Director Independence

Under our organizational documents, we must have at least three but not more than eleven directors. The Board of Directors has currently set the number of directors at five. A majority of these directors must be “independent.” An “Independent Director” is defined under our Third Articles of Amendment and Restatement (“Charter”) as one who is not, and within the last two years has not been, directly or indirectly associated with the Sponsor or the Advisor by virtue of (i) ownership of an interest in the Sponsor, the Advisor or any of their affiliates, (ii) employment by the Sponsor, the Advisor or any of their affiliates, (iii) service as an officer or director of the Sponsor, the Advisor or any of their affiliates, (iv) performance of services, other than as a director, for the Company, (v) service as a director or trustee of more than three REITs sponsored by the Sponsor or advised by the Advisor, or (vi) maintenance of a material business or professional relationship with the Sponsor, Advisor or any of their affiliates. An indirect relationship shall include circumstances in which a director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with the Sponsor, the Advisor, any of their affiliates or the Company. A business or professional relationship is considered material if the gross revenue derived by the director from the Sponsor, the Advisor and any of their affiliates exceeds five percent of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. The Board annually reviews business and charitable relationships of directors in order to make a determination as to the independence of each director. Only those directors whom the Board determines have no material relationship with us or our affiliates that would impair their independent judgment are considered independent directors. The Board has considered the independence of each director and nominee for election as a director in accordance with the elements of independence set forth in our Charter and the elements of independence in the listing standards of the New York Stock Exchange (“NYSE”), even though our shares are not listed on the NYSE. After performing such a review, based upon information solicited from each nominee, the Board has affirmatively determined that each of Messrs. Martin, Haggerty and Holladay has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) other than as a director of the Company and each satisfies the elements of independence set forth in our Charter and in the listing standards of the NYSE, as currently in effect. There are no familial relationships between any of our directors and executive officers.

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

Board Meetings and Attendance

The Board of Directors held nine (9) meetings in 2020.  All directors attended 100% of the meetings of the Board.  Although the Company does not have a policy on director attendance at the annual meetings of stockholders, directors are encouraged to do so.

Committees of the Board

Audit Committee

The Company has a standing Audit Committee, the members of which are selected by the Board each year.  The Audit Committee, which is composed entirely of Independent Directors, is chaired by an Independent Director.  The current membership of the Audit Committee and other descriptive information is summarized below.

Independent Directors	Position
J. Chandler Martin	C, E
Michael P. Haggerty	M
J. Douglas Holladay	M
Number of 2020 Meetings	4

_______________

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

In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors.  In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work.  During the year ended December 31, 2020, the Audit Committee held a total of four (4) meetings, including four (4) meetings with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to the filing of such reports with the SEC (the Commission”).  Each member of the Audit Committee attended 100% of the meetings.

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

Board of Directors
James M. Seneff, Jr.
Stephen H. Mauldin
J. Chandler Martin
Michael P. Haggerty
J. Douglas Holladay

Compensation Discussion and Analysis

The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2020. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.

If the Company determines to compensate named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.

Compensation of Directors

Two of our directors, Messrs. Seneff and Mauldin, are employed by and receive compensation from affiliates of our Advisor.  We do not separately compensate them for their services as directors to the Company. Below is information regarding the compensation program in effect during 2020 for our independent directors.

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

The following table gives information regarding the compensation we provided to our directors in 2020.

Name	Fees Earned or Paid in Cash		Total Compensation
James M. Seneff, Jr. (Chairman)	$	―	$	―
Stephen H. Mauldin		―		―
J. Chandler Martin		130,000		130,000
Michael P. Haggerty		110,000		110,000
J. Douglas Holladay		110,000		110,000

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the shares of the Company’s common stock beneficially owned by each director and nominee, by each executive officer and by all executive officers and directors as a group, based upon information furnished by such stockholders, directors and officers. Unless otherwise noted below, such persons have sole investment and voting power over the shares. The address of the named officers and directors is CNL Center at City Commons, 450 South Orange Avenue, 14th Floor, Orlando, Florida 32801.

The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 1% of the total shares outstanding at March 4, 2021.

Name	Number of Shares	Percent of Shares
J. Chandler Martin	―	0.0%
Michael P. Haggerty	―	0.0%
J. Douglas Holladay	―	0.0%
James M. Seneff, Jr (1)	1,370,820	0.8%
Stephen H. Mauldin	6,133	0.0%	(2)
John F. Starr	406	0.0%	(2)
Ixchell C. Duarte	―	0.0%
Tracey B. Bracco	―	0.0%
All directors and executive officers as a group	1,377,359	0.8%
(8 persons)

FOOTNOTES:

(1)	Represents shares held of record by the Advisor.
(2)	The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 0.1% of the total shares outstanding as of March 4, 2021.

Five Percent Stockholders

There are no persons who are known to us to be the beneficial owners of more than 5% of our outstanding common stock as of December 31, 2020 or March 4, 2021.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is externally advised and has no direct employees. In addition, certain directors and officers hold similar positions with the Managing Dealer, our Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to certain fees as described in Item 8. “Financial Statements and Supplementary Data–Note 10. Related Party Arrangements.”

During 2020, the Company’s Total Operating Expenses incurred represented approximately 1.5% of Average Invested Assets, as each term is defined in the Company’s Charter. During 2020, the Company’s Total Operating Expenses incurred represented approximately 49.3% of Net Income, as each term is defined in the Company’s Charter.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

PricewaterhouseCoopers LLP serves as the Company’s principal accounting firm and audited the Company’s consolidated financial statements for the years ended December 31, 2020 and 2019.

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2020 and 2019, and fees billed for other services rendered (for audit and non-audit services and all “out-of-pocket” costs incurred in connection with these services) by PricewaterhouseCoopers LLP during these periods.

	Years Ended December 31,
	2020	2019
Audit fees	$858,780	$793,636
Audit-related fees	—	—
Tax fees	539,724	453,945
All other fees	—	—
Total Fees	$1,398,504	$1,247,581

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

Audit-Related Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as audit-related fees during the years ended December 31, 2020 and 2019.

Tax Fees – Consists of services related to corporate tax compliance, including preparation of corporate tax returns, review of the tax treatments for certain expenses, tax due diligence or other consulting fees.

All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2020 and 2019.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)	List of Documents Filed as a Part of This Report.
(1)	Index to Consolidated Financial Statements:

CNL Healthcare Properties, Inc.

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019, 2018

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2020

Schedule IV – Mortgage Loans on Real Estate for the years ended December 31, 2020, 2019 and 2018

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

10.7

Form of Indemnification Agreement dated April 13, 2012, between CNL Healthcare Trust, Inc. and certain executive offices and senior management dated July 27, 2012 (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed April 19, 2012 and incorporated herein by reference.)

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

101

The following materials from CNL Healthcare Properties, Inc., Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of March 2021.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 15, 2021
JAMES M. SENEFF, JR.

/s/ Michael P. Haggerty	Independent Director	March 15, 2021
MICHAEL P. HAGGERTY

/s/ J. Douglas Holladay	Independent Director	March 15, 2021
J. DOUGLAS HOLLADAY

/s/ J. Chandler Martin	Independent Director	March 15, 2021
J. CHANDLER MARTIN

Vice Chairman of the Board, Chief Executive Officer and President
/s/ Stephen H. Mauldin		March 15, 2021
STEPHEN H. MAULDIN	(Principal Executive Officer)

Chief Financial Officer, Senior Vice President and Treasurer
/s/ Ixchell C. Duarte		March 15, 2021
IXCHELL C. DUARTE	(Principal Financial and Accounting Officer)