Form 10-Q
period 2021-03-31
CNL Healthcare Properties, Inc.
filed 2021-05-14
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to ______

Commission file number:  000-54685

CNL Healthcare Properties, Inc. (Exact name of registrant as specified in its charter)

Maryland	27-2876363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)
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

The number of shares of common stock of the registrant outstanding as of May 12, 2021 was 173,960,540.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Condensed Consolidated Financial Information

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	March 31,	December 31,
ASSETS	2021	2020
Real estate investment properties, net (including VIEs $43,473 and $43,890, respectively)	$1,382,231	$1,392,860
Assets held for sale, net	—	7,421
Cash (including VIEs $537 and $505, respectively)	68,359	61,475
Restricted cash (including VIEs $113 and $102 respectively)	3,937	4,536
Other assets (including VIEs $560 and $524, respectively)	23,612	23,341
Deferred rent, lease incentives and intangibles, net	13,828	14,408
Total assets	$1,491,967	$1,504,041
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $29,081 and $29,158, respectively)	$334,015	$336,685
Credit facilities	263,542	263,423
Accounts payable and accrued liabilities (including VIEs $576 and $490, respectively)	25,997	24,519
Other liabilities (including VIEs $233 and $242, respectively)	8,398	8,255
Due to related parties	1,831	1,780
Liabilities associated with assets held for sale	—	10
Total liabilities	633,783	634,672
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	519	572
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	—	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 shares issued and 173,960 shares outstanding	1,740	1,740
Capital in excess of par value	1,516,926	1,516,926
Accumulated income	122,596	124,743
Accumulated distributions	(784,773)	(775,866)
Accumulated other comprehensive loss	(32)	(35)
Total stockholders' equity	856,457	867,508
Noncontrolling interest	1,208	1,289
Total equity	858,184	869,369
Total liabilities and equity	$1,491,967	$1,504,041
The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Rental income and related revenues	$7,274	$8,122
Resident fees and services	64,809	73,622
Total revenues	72,083	81,744
Operating expenses:
Property operating expenses	47,855	48,246
General and administrative expenses	2,248	2,133
Asset management fees	4,469	4,586
Property management fees	3,070	3,528
Depreciation and amortization	12,637	12,544
Total operating expenses	70,279	71,037
Gain on sale of real estate	―	1,074
Operating income	1,804	11,781
Other income (expense):
Interest and other (expense) income	(2)	31
Interest expense and loan cost amortization	(5,281)	(7,076)
Equity in (loss) earnings of unconsolidated entity	(19)	206
Total other expense	(5,302)	(6,839)
(Loss) income before income taxes	(3,498)	4,942
Income tax benefit (expense)	1,336	(556)
(Loss) income from continuing operations	(2,162)	4,386
(Loss) income from discontinued operations	(10)	392
Net (loss) income	(2,172)	4,778
Less: Amounts attributable to noncontrolling interests
Net (loss) income from continuing operations	(25)	36
Net (loss) income attributable to common stockholders	$(2,147)	$4,742
Net (loss) income per share of common stock (basic and diluted)
Continuing operations	$(0.01)	$0.03
Discontinued operations	$0.00	$0.00
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net (loss) income	$(2,172)	$4,778
Other comprehensive income (loss):
Unrealized gain on derivative financial instruments, net	1	4
Unrealized gain (loss) on derivative financial instruments of equity method investments	2	(14)
Total other comprehensive income (loss)	3	(10)
Comprehensive (loss) income	(2,169)	4,768
Less: Comprehensive (loss) income attributable to noncontrolling interest	(25)	36
Comprehensive (loss) income attributable to common stockholders	$(2,144)	$4,732

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Income (Loss)	Distributions	(Loss) Income	Equity	Interest	Equity
Balance at December 31, 2020	$572	173,960	$1,740	$1,516,926	$124,743	$(775,866)	$(35)	$867,508	$1,289	$869,369
Net income (loss)	8	―	―	―	(2,147)	―	―	(2,147)	(33)	(2,172)
Other comprehensive income	―	―	―	―	―	―	3	3	―	3
Distributions to noncontrolling interests	(61)	―	―	―	―	―	―	―	(48)	(109)
Cash distributions declared ($0.05120 per share)	―	―	―	―	―	(8,907)	―	(8,907)	―	(8,907)
Balance at March 31, 2021	$519	173,960	$1,740	$1,516,926	$122,596	$(784,773)	$(32)	$856,457	$1,208	$858,184

Balance at December 31, 2019	$558	173,960	$1,740	$1,516,926	$120,831	$(740,239)	$(36)	$899,222	$1,251	$901,031
Net income	11	―	―	―	4,742	―	―	4,742	25	4,778
Other comprehensive loss	―	―	―	―	―	―	(10)	(10)	―	(10)
Distributions to noncontrolling interests	(20)	―	―	―	―	―	―	―	―	(20)
Cash distributions declared ($0.05120 per share)	―	―	―	―	―	(8,906)	―	(8,906)	―	(8,906)
Balance at March 31, 2020	$549	173,960	$1,740	$1,516,926	$125,573	$(749,145)	$(46)	$895,048	$1,276	$896,873

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net cash flows provided by operating activities – continuing operations	$12,640	$17,499
Net cash flows (used in) provided by operating activities – discontinued operations	(7)	361
Net cash flows provided by operating activities	12,633	17,860
Investing activities:
Proceeds from sale of real estate	—	53,712
Capital expenditures	(1,975)	(2,499)
Other investing activities	35	—
Net cash provided by (used in) investing activities – continuing operations	(1,940)	51,213
Net cash provided by investing activities – discontinued operations	7,402	28,398
Net cash provided by investing activities	5,462	79,611
Financing activities:
Distributions to stockholders, net of distribution reinvestments	(8,907)	(8,906)
Principal payments on mortgages and other notes payable	(2,794)	(23,313)
Other financing activities	(109)	(89)
Net cash flows used in financing activities	(11,810)	(32,308)
Net increase in cash and restricted cash	6,285	65,163
Cash and restricted cash at beginning of period, including assets held for sale	66,011	48,537
Cash and restricted cash at end of period, including assets held for sale	$72,296	$113,700

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

1.	Organization

CNL Healthcare Properties, Inc. (the “Company”) is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes.  The Company has been and intends to continue to be organized and operate in a manner that allows it to remain qualified as a REIT for U.S. federal income tax purposes. The Company conducts substantially all of its operations either directly or indirectly through: (1) an operating partnership, CHP Partners, LP (“Operating Partnership”), in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly-owned taxable REIT subsidiary (“TRS”), CHP TRS Holding, Inc.; (3) property owner and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

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

In 2017, the Company began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders.  In April 2018, the Company’s board of directors formed a special committee consisting solely of its independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”). Since 2018, the Special Committee has engaged KeyBanc Capital Markets Inc. to act as a financial advisor to the aforementioned Special Committee. As of December 2018, as part of executing on Possible Strategic Alternatives, the Company had committed to a plan to sell 70 properties which included the sale of its 63 property MOB/Healthcare Portfolio (consisting of 53 medical office buildings (“MOBs”), five post-acute care facilities and five acute care hospitals across the US) plus seven skilled nursing facilities.  During the year ended December 31, 2019, the Company sold 61 of the properties, during the year ended December 31, 2020, the Company sold seven additional properties and in September 2020, the Company decided to discontinue marketing for sale its Hurst Specialty Hospital due to financial difficulties experienced by the tenant of this property. In January 2021, the Company sold its last remaining acute care property classified as assets held for sale.

As of March 31, 2021, the Company’s healthcare investment portfolio was geographically diversified with properties in 26 states and consisted of interests in 73 properties, including 71 senior housing communities, one acute care property and one vacant land parcel.  The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).  In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”).  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented.  Operating results for the three months ended March 31, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021. Amounts as of December 31, 2020 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Risks and Uncertainties — The outbreak of the novel coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact commercial activity and has contributed to significant volatility in financial markets.  Various states in which the Company owns properties have reacted by, among other things, instituting quarantines and move-in restrictions that have negatively impacted occupancy at seniors housing communities.  While some of these restrictions have been relaxed, many of these restrictions remain in place.  The pandemic has also resulted in the incurrence of costs related to disease control and containment. Such actions have and continue to create significant business disruption and have and continue to adversely impact the senior housing sector.  COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and has triggered a period of economic slowdown which may have a material adverse effect on the Company’s results and financial condition.

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

Recently Adopted Accounting Pronouncements — In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This new guidance was effective for the Company beginning on January 1, 2021 and did not have a material impact on the Company’s financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

The following table presents disaggregated revenue related to the Company’s resident fees and services during the three months ended March 31, 2021 and 2020:

	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2021	2020	2021	2020	2021	2020
Independent living	2,261	2,261	$17.2	$19.3	26.5%	26.2%
Assisted living	2,966	2,966	31.3	36.4	48.4	49.5
Memory care	853	853	13.2	14.6	20.3	19.8
Other revenues	—	—	3.1	3.3	4.8	4.5
	6,080	6,080	$64.8	$73.6	100.0%	100.0%

4.	Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of March 31, 2021 and December 31, 2020 are as follows, excluding assets held for sale (in thousands):

	March 31, 2021	December 31, 2020
Land and land improvements	$132,857	$132,663
Building and building improvements	1,503,505	1,501,107
Furniture, fixtures and equipment	93,457	94,141
Less: accumulated depreciation	(347,588)	(335,051)
Real estate investment properties, net	$1,382,231	$1,392,860

Depreciation expense on the Company’s real estate investment properties, net was approximately $12.5 million and $12.4 million for the three months ended March 31, 2021 and 2020, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

5.	Assets and Associated Liabilities Held For Sale and Discontinued Operations

As described in Note 1. “Organization,” as part of executing on Possible Strategic Alternatives, as of December 31, 2019, the Company had completed the sale of 61 properties and had eight properties classified as held for sale.  During the three months ended March 31, 2020, the Company completed the sale of seven properties, which included one post-acute care property and the six properties in the Perennial Communities and recorded a gain on sale of $1.1 million for financial reporting purposes. As of December 31, 2020, the Company had one remaining acute care property classified as held for sale.  The Company sold this last property in January 2021 and did not record any gain or loss on sale of the property for financial reporting purposes.

The Company classified the revenues and expenses related to the Company’s acute care property sold in January 2021 and its post-acute care property sold in February 2020 as discontinued operations in the accompanying condensed consolidated statements of operations, as it believed the sale of these properties represented a strategic shift in the Company’s operations.  The following table is a summary of the Company’s (loss) income from discontinued operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues	$6	$598
Operating expenses	19	206
(Loss) income before income taxes	(13)	392
Income tax benefit	3	—
(Loss) income from discontinued operations	$(10)	$392

6.	Variable Interest Entities

As of March 31, 2021 and December 31, 2020, the Company had two subsidiaries classified as VIEs. These subsidiaries are joint ventures with completed real estate under development in which their equity interest consists of non-substantive protective voting rights.  Additionally, one of the subsidiaries has insufficient equity at risk due to the development nature of the joint venture. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these subsidiaries due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $13.0 million as of March 31, 2021. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

7.	Indebtedness

The Company had liquidity of $157.1 million as of March 31, 2021 (consisting of $68.4 million in cash and $88.7 million of availability under its Revolving Credit Facility) and is well positioned to manage its near-term debt maturities.  The Company has $8.5 million of scheduled payments coming due during the remainder of 2021 and has a material maturity in January 2022 of $236.4 million, consisting of debt collateralized by 22 properties.  The Company has had early discussions with its lenders about repayment or refinancing options upon maturity.  The Company has several other options, including but not limited to, refinancing the facility with the existing lender or another lending institution as a secured loan facility, liquidating all or a portion of the 22 properties to satisfy the obligation, or adding all or a portion of the 22 properties to the existing Credit Facilities and repaying the balance with a draw on the Revolving Credit Facility. The addition of all 22 properties to the borrowing base of the Credit Facilities would result in at least $150 million of additional availability under the Revolving Credit Facility.

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$336.1	$334.0	$339.4	$336.7
Credit facilities	$265.0	$263.5	$265.0	$263.4

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

Generally, the loan agreements for the Company’s mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc.  The loan agreements also contain customary events of default and remedies for the lenders.  As of December 31, 2020 and as of March 31, 2021, the Company’s 22 properties that are cross collateralized in a secured debt transaction did not achieve a minimum debt service coverage covenant.  The missed covenant requires that the annual taxes and insurance premiums for each of the 22 properties (estimated at an annualized amount of approximately $6.0 million in the aggregate for all 22 properties) be escrowed monthly, until such time that the covenant is achieved.  In accordance with the cure provision under its loan agreement, the Company has been working with its lender since earlier in the year to establish the cash escrow accounts and anticipates escrowing the approximate $6.0 million over the next nine months with its lender.

The credit facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits.  The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status.  As of March 31, 2021, the Company was in compliance with all financial covenants related to its Credit Facilities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

8.	Related Party Arrangements

During each of the three months ended March 31, 2021 and 2020, the Company paid approximately $0.07 million of cash distributions on restricted stock issued through March 2017 pursuant to the Advisor expense support agreement.  These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the three months ended March 31, 2021 and 2020, and related amounts unpaid as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	Three Months Ended		Unpaid amounts as of (1)
	March 31,		March 31,	December 31,
	2021	2020	2021	2020
Reimbursable expenses:
Operating expenses (2)	$753	$668	$341	$275
	753	668	341	275
Disposition fee (3)	—	143	—	—
Asset management fees	4,476	4,650	1,490	1,505
	$5,229	$5,461	$1,831	$1,780

_______________

FOOTNOTES:

(1)	Amounts are recorded as due to related parties in the accompanying condensed consolidated balance sheets.
(2)

Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying condensed consolidated balance sheets.

(3)	Amounts are recorded as a reduction to gain on sale of real estate in the accompanying condensed consolidated statements of operations.
9.	Income Taxes

During the three months ended March 31, 2021 and 2020, the Company recorded an income tax benefit (expense) of approximately $1.3 million and ($0.6) million, respectively. The income tax benefit for three months ended March 31, 2021, includes approximately $1.4 million related to an increase to the Company’s net deferred tax assets primarily due to the generation of Company’s TRS’s federal and state net operating loss carryforwards, offset by approximately ($0.1) million of current income tax expense.  The income tax expense for three months ended March 31, 2020, includes approximately ($0.4) million related to a decrease to the Company’s net deferred tax assets primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carryforwards, plus approximately ($0.2) million of current income tax expense.

10.	Commitments and Contingencies

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

10.	Commitments and Contingencies (continued)

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  The Company has three remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development.  None of the established performance metrics were met or probable of being met as of March 31, 2021.

The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares for financial reporting purposes that were issued pursuant to the Advisor expense support agreement.  Refer to Note 8. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

For further information regarding risks and uncertainties associated with the Company’s business and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s  reports filed from time to time with the SEC, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual reports on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com.  One of the most significant factors is the ongoing and potential impact of the current outbreak of the COVID-19 pandemic on the economy and the broader financial markets, which may have a significant negative impact on the Company’s financial condition, results of operations and cash flows.  The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic in the second quarter or thereafter.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of March 31, 2021 (unaudited) and December 31, 2020.  Amounts as of December 31, 2020 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We are externally managed and advised by CNL Healthcare Corp. (the “Advisor”).  Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives (as described below under “Possible Strategic Alternatives”), and dispositions on our behalf pursuant to an advisory agreement.  For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Note 8. “Related Party Arrangements.”

As of March 31, 2021, our healthcare investment portfolio consisted of interests in 73 properties, comprising of 71 senior housing communities, one acute care property and one vacant land parcel.  We are currently invested in a geographically diversified portfolio of 71 seniors housing properties.  The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities. Five of our 71 seniors housing properties were owned through an unconsolidated joint venture.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic around the globe.  Average occupancy began to decline starting in the second half of March 2020 and continued to trend lower through the three months ended March 31, 2021.  Most of our communities are accepting new residents and we have seen activity in tours and move-ins since the beginning of the year. We continue to incur costs related to disease control and containment including higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment. The COVID-19 pandemic has resulted in a decline in occupancy, resident fees and revenues, and coupled with an increase in COVID-19 operating expenses, has had a negative impact on results of operations and cash flow from operations at our communities.  We continue to proactively work closely with our tenants and third-party operators to monitor the impact from COVID-19 on the operations of our seniors housing communities.

The continued impact of COVID-19 on the financial and credit markets and consequently on our business, financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond our control including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the United States and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery, including the distribution and acceptance of vaccinations for COVID-19.

As of March 31, 2021, our 71 seniors housing communities were located throughout the United States in 26 states with a population of nearly 7,000 residents and approximately 5,700 community-level staff.  As of May 12, 2021, as reported by our senior housing operators, we had five active, confirmed positive cases among our residents and staff members in three of our communities located in three states.  The number of confirmed cases in our senior housing communities may continue to increase depending on the duration, scope and depth of the COVID-19 pandemic as well as the timing and extent of ceasing stay at home and other social distancing restrictions from state and local governmental agencies.

As described below in “Liquidity and Capital Resources”, as of March 31, 2021, we had $157.1 million in liquidity, consisting of approximately $68.4 million in cash on hand and approximately $88.7 million of availability under our Revolving Credit Facility.  We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

Of our 71 senior housing communities, we owned 15 properties leased to two separate third party tenants under triple-net leases (“NNN”), and the remaining 56 properties were managed through third party operators, including five senior housing communities owned through our unconsolidated joint venture. As of May 12, 2021, we had collected 100% of all rental amounts related to the 13 seniors housing properties leased to one of our third-party tenants under NNN leases and had collected installments relating to the $2 million payment deferral (granted during May 2020), as scheduled.  In April 2021, we entered into an agreement with our other tenant that leases two properties under NNN leases to provide rent relief (after application of rent security deposits) in the form of a maximum rent deferral of $0.9 million for rental amounts due between May 1, 2021 and December 1, 2022.  In exchange for the rent relief, our tenant exercised their first five-year renewal option under the terms of each of their leases and agreed to terminate and release us from any further promoted interest obligations under development agreements.  No rent concessions were granted as part of the rent relief.  The tenant may replenish the security deposits and repay any amounts deferred (up to $0.9 million) at any time but no later than August 2025.  As of May 12, 2021, we had collected 100% of rental amounts due under their NNN leases either in the form of cash collections or the application of security deposits. No amounts had been deferred as of May 12, 2021 under the rent relief agreement.

We believe we are taking appropriate actions to manage through the COVID-19 pandemic.  However, the full impact of COVID-19 is unknown and cannot be reasonably estimated. The ultimate extent of the impact of COVID-19 on the financial performance of our Company will depend on future developments, including the duration and spread of COVID-19 and its effect on the overall economy, all of which are highly uncertain and cannot be predicted.

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

In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018.  As part of executing on Possible Strategic Alternatives, our board of directors committed to a plan to sell 70 properties which included the MOB/Healthcare Portfolio, a portfolio of 63 properties (consisting of 53 medical office buildings (“MOBs”), five post-acute care facilities and five acute care hospitals across the US) plus seven skilled nursing facilities. Through December 31, 2020, we sold 68 properties, received net sales proceeds of $1,442.3 million, used the net sales proceeds to: (1) repay indebtedness secured by the properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution in May 2019 of $347.9 million ($2.00 per share) to our stockholders and (4) retained net sales proceeds for other corporate purposes, as we were focused on maintaining balance sheet strength and liquidity during COVID-19 to enhance financial flexibility.  We decided to discontinue marketing for sale our Hurst Specialty Hospital due to financial difficulties experienced by the tenant of this property and as of December 31, 2020, we had one remaining acute care property classified as held for sale, which we sold to the tenant of the property in January 2021.  We received net sales proceeds of $7.4 million and retained these proceeds for corporate purposes.

During the year ended December 31, 2020, we shifted our focus away from the pursuit of larger strategic alternatives to provide further liquidity to our shareholders due to the market and industry disruptions in the seniors housing sector from COVID-19.  However, our Special Committee continues to work with our financial advisor to carefully study market data and potential options to determine suitable liquidity alternatives that are in the best interests of all of our shareholders.

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

Portfolio Overview

As of March 31, 2021, our healthcare investment portfolio consisted of interests in 73 properties, comprising 71 senior housing communities, one vacant land parcel and one acute care hospital.  Of our properties held as of March 31, 2021, five of our 71 seniors housing properties were owned through an unconsolidated joint venture.

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on seniors housing real estate and real estate-related assets.  Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our remaining healthcare investment portfolio across geographic regions as of May 12, 2021:

The following table summarizes our seniors housing investment portfolio by investment structure as of May 12, 2021:

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

When evaluating the performance of our seniors housing portfolio, management reviews property-level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits.  Management also reviews occupancy levels and monthly revenue per occupied unit, which we define as total revenue divided by average number of occupied units.  Similarly, when evaluating the performance of our third-party operators, management reviews monthly financial statements, property-level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections or site visits.  All of the aforementioned operating and statistical metrics assist us in determining the ability of our properties or operators to achieve market rental rates, to assess the overall performance of our diversified healthcare portfolio, and to review compliance with leases, debt, licensure, real estate taxes, and other collateral.

Significant Tenants and Operators

Our real estate portfolio of 73 properties is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 10% or more of our rentable space as of May 12, 2021, excluding the vacant land parcel and the five properties owned through our unconsolidated joint venture.  The lease expirations reflect the renewal options that were exercised in April 2021:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	74.8%	2022-2025
Wellmore, LLC	2	366	21.7%	2031-2032
Other	1	58	3.5%	2031
	16	1,685	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	31.1%	2022-2024
Prestige Senior Living, LLC	13	895	14.3%	2023-2024
Morningstar Senior Management, LLC	4	834	13.3%	2023
Other operators (1)	27	2,578	41.3%	2021-2029
	51	6,255	100.0%

_________________

FOOTNOTES:

(1)	Comprised of various operators each of which comprise less than 10% of our consolidated rentable square footage.

Tenant Lease Expirations

As of March 31, 2021, we owned 15 seniors housing properties and one acute care property that were leased to third party tenants under triple-net operating leases.  During the three months ended March 31, 2021, our rental income from continuing operations represented approximately 10.1% of our total revenues from continuing operations.

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

As of March 31, 2021, none of our rental income from continuing operations was scheduled to expire until February 2022.  Therefore, we do not expect lease turnover to have a significant impact on our cash flows from operations during 2021.  We work with and begin lease-related negotiations well in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Certain amendments or modifications to the terms of existing leases could require lender approval.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2021, each of the next nine years and thereafter on our consolidated healthcare investment portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages).  The table updated as of May 12, 2021, reflects the renewal options that were exercised in April 2021:

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2021	—	—	$—	—
2022	5	518	8,608	28.2%
2023	—	—	—	—
2024	—	—	—	—
2025	8	743	11,830	38.7%
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
Thereafter	3	424	10,109	33.1%
Total	16	1,685	$30,547	100.0%

Weighted Average Remaining Lease Term: (3)			5.5 years

_________________

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the current base rent, excluding tenant reimbursements and the impact of future rent bumps included in leases, multiplied by 12 and included in the year of expiration.
(3)	Weighted average remaining lease term is the average remaining term weighted by annualized current base rents.

Liquidity and Capital Resources

General

Our ongoing primary source of capital includes proceeds from operating cash flows.  Our primary use of capital includes the payment of distributions, payment of operating expenses, funding capital improvements to existing properties and payment of debt service.  Generally, we expect to meet short-term working capital needs from our cash flows from operations. Our ongoing sources and uses of capital have been and will continue to be impacted by the COVID-19 pandemic as described above in “COVID-19”.  As necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures or to cover periodic shortfalls between distributions paid and cash flows from operating activities.

As of March 31, 2021, we had approximately $157.1 million of liquidity (consisting of approximately $68.4 million in cash on hand and approximately $88.7 million of undrawn availability under our Revolving Credit Facility).  We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we continue to deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.  However, the full impact of COVID-19 is unknown and cannot be reasonably estimated.  The ultimate extent of the impact of COVID-19 on the financial performance of our Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Our cash flows from operating and investing activities as described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations and exclude the results of two properties that were classified as discontinued operations, one of which was sold in January 2021 and the other which was sold in February 2020.

Sources of Liquidity and Capital Resources

Proceeds from Sale of Real Estate – Continuing Operations

As part of executing under our Possible Strategic Alternatives, during the three months ended March 31, 2020, we closed on the sale of six skilled nursing properties (the Perennial Communities) and received net sales proceeds of $53.7 million.   We retained the net sales proceeds for corporate purposes given our focus on maintaining a strong balance sheet, liquidity and financial flexibility given the uncertainty relating to COVID-19. We did not sell any properties from continuing operations during the three months ended March 31, 2021.

Proceeds from Sale of Real Estate – Discontinued Operations

As part of executing under our Possible Strategic Alternatives, during the three months ended March 31, 2021 and 2020, we closed on the sale of one acute care property and received net sales proceeds of $7.4 million and one post-acute care property and received new sales proceeds of $28.4 million, respectively.  We retained these net sales proceeds for corporate purposes to maintain liquidity due to COVID-19.

Borrowings

There were no borrowings during the three months ended March 31, 2021 and 2020. However, we may borrow money to fund enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities, to the extent impacted by the disruption and uncertainties from COVID-19.

Net Cash Provided by Operating Activities – Continuing Operations

We experienced positive cash flow from operating activities for the three months ended March 31, 2021 and 2020 of approximately $12.6 million and $17.5 million, respectively.  The change in cash flows from operating activities for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily the result of the following:

•

a decline in property net operating income (“NOI”), related to our seniors housing properties due to the COVID-19 pandemic, caused by lower occupancy revenues and incurring COVID-19 related operating expenses, including higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment; offset by

•	lower interest expense resulting from the repayment of approximately $20.5 million of indebtedness related to the Primrose II Communities and a reduction in LIBOR rates;
•	the collection of $0.5 million of monthly installments relating to the $2.0 million rent payment deferral granted to one of our senior housing tenants relating to eight properties.

Tenant Financial Difficulties

The tenant of our Hurst Specialty Hospital experienced financial difficulties during the second half of 2020, was unable to remain current under its lease obligation and had $1.2 million of past due rents and real estate tax receivables outstanding (all of which were reserved) as of December 31, 2020.  We assessed that collectability of lease payments was not probable and record rental income on a cash basis for this tenant and are pursuing collection of all past due amounts.  The tenant paid approximately $0.5 million representing all rental amounts due under its lease agreement during the three months ended March 31, 2021.

Uses of Liquidity and Capital Resources

Capital Expenditures

We paid approximately $2.0 million and $2.5 million in capital expenditures during the three months ended March 31, 2021 and 2020, respectively.

Debt Repayments

During the three months ended March 31, 2021, we paid approximately $2.8 million of scheduled repayments on our mortgages and other notes payable. During the three months ended March 31, 2020, we paid approximately $23.3 million, which included approximately $20.5 million of debt obligations that were scheduled to mature in June 2020 and $2.8 million of scheduled repayments on our mortgages and other notes payable.

On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.

We had liquidity of $157.1 million as of March 31, 2021 (consisting of $68.4 million of cash on hand and $88.7 million of availability under our Revolving Credit Facility) and were well positioned to manage our near-term debt maturities.  We have $8.5 million of scheduled payments coming due during 2021 and have a material maturity in January 2022 of $236.4 million, consisting of debt collateralized by 22 properties.  We have had early discussions with our lender about repayment or refinancing options upon maturity.  We have several other options, including but not limited to, refinancing the facility with the existing lender or another lending institution as a secured loan facility, liquidating all or a portion of the 22 properties to satisfy the obligation, or adding all or a portion of the 22 properties to our existing Credit Facilities and repaying the balance with a draw on the Revolving Credit Facility. We estimate that the addition of all 22 properties to the borrowing base of our Credit Facilities would result in at least $150 million of additional availability under our Revolving Credit Facility.

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis.  As of March 31, 2021 and December 31, 2020, we had an aggregate debt leverage ratio of approximately 32.1% and 32.3%, respectively, of the aggregate carrying value of our assets.

Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc.  The loan agreements also contain customary performance criteria and remedies for the lenders.  As of December 31, 2020 and March 31, 2021, our 22 properties that are cross collateralized in a secured debt transaction did not achieve a minimum debt service coverage covenant.  The missed covenant requires that the annual taxes and insurance premiums for each of the 22 properties (estimated at an annualized amount of approximately $6.0 million in the aggregate for all 22 properties) be escrowed monthly, until such time that the covenant is achieved.  In accordance with the cure provision under our loan agreement, we have been working with our lender since earlier in the year to establish the cash escrow accounts and anticipates escrowing the approximate $6.0 million over the next nine months with our lender.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type.  As of March 31, 2021, we were in compliance with all financial covenants related to our Credit Facilities.

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for three months ended March 31, 2021 and 2020 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2021 Quarters
First	$0.05120	$8,907	$12,633
Total	$0.05120	$8,907	$12,633

2020 Quarters
First	$0.05120	$8,906	$17,860
Total	$0.05120	$8,906	$17,860

__________

FOOTNOTES:

(1)

For the three months ended March 31, 2021 and 2020, our net (loss) income attributable to common stockholders was approximately ($2.1) million and $4.7 million, respectively, while cash distributions declared for each of the periods were approximately $8.9 million.  For each of the three months ended March 31, 2021 and 2020, 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.

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

Three months ended March 31, 2021 as compared to the three months ended March 31, 2020

As of March 31, 2021, excluding the five properties owned by the unconsolidated joint venture and our unimproved land, we owned 67 consolidated operating investment properties.

	Investment count as of
	March 31,
Consolidated operating investment types:	2021	2020
Seniors housing leased	15	15
Seniors housing managed	51	51
Acute care leased	1	1
	67	67

Rental Income and Related Revenues. Rental income and related revenues was approximately $7.3 million for the three months ended March 31, 2021 as compared to $8.1 million for the three months ended March 31, 2020.  This decrease was primarily due to sale of the six skilled nursing facilities located in Arkansas (“Perennial Communities”) in March 2020.

Resident Fees and Services. Resident fees and services income was approximately $64.8 million for the three months ended March 31, 2021, as compared to approximately $73.6 million for the three months ended March 31, 2020.  As described above in “Liquidity and Capital Resources - COVID-19”, resident fees and services were negatively impacted starting in mid-March, 2020 as a result of declines in occupancy levels affected by move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19.

Property Operating Expenses. Property operating expenses were approximately $47.9 million for the three months ended March 31, 2021 as compared to approximately $48.2 million for the three months ended March 31, 2020.

General and Administrative Expenses. General and administrative expenses were approximately $2.2 million for the three months ended March 31, 2021, as compared to approximately $2.1 million for the three months ended March 31, 2020.  General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.

Asset Management Fees. We incurred asset management fees of approximately $4.5 million and $4.6 million for the three months ended March 31, 2021 and 2020, respectively. Monthly asset management fees equal to 0.08334% of invested assets are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments.

Property Management Fees.  We incurred property management fees of approximately $3.1 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively. The decrease across periods is reflective of the decrease in resident fees and service revenue over the same period.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.6 million and $12.5 million for the three months ended March 31, 2021 and 2020, respectively.  Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.

Gain on Sale of Real Estate. Gain on sale of real estate relating to the sale of the Perennial Communities was approximately $1.1 million for the three months ended March 31, 2020. We did not sell any properties from continuing operations during the three months ended March 31, 2021.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $5.3 million for the three months ended March 31, 2021, as compared to approximately $7.1 million for the three months ended March 31, 2020.  The decrease in interest expense and loan cost amortization was primarily the result of the reduction in average debt outstanding and a reduction in LIBOR rates.

(Loss) Income from Discontinued Operations. We classified the revenues and expenses related to one post-acute care and one acute care property as discontinued operations because we believed the sale of these properties, along with the other properties included in our MOB portfolio, would cause a strategic shift in our operations.  We had a loss from discontinued operations of approximately $10,000 for the three months ended March 31, 2021, as compared to income from discontinued operations of approximately $0.4 million for the three months ended March 31, 2020.  The decrease in income from discontinued operations across periods primarily resulted from the sale of these properties in February 2020 and January 2021. Refer to Note 5. “Assets and Associated Liabilities Held For Sale and Discontinued Operations” for additional information.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents NOI from the Perennial Communities that were sold in March 2020, as we did not own those properties during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the three months ended March 31, 2021 and 2020 (in thousands) and the amount invested in properties as of March 31, 2021 and 2020 (in millions), excluding properties classified as discontinued operations:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
Net (loss) income	$(2,172)	$4,778
Adjusted to exclude:
General and administrative expenses	2,248	2,133
Asset management fees	4,469	4,586
Depreciation and amortization	12,637	12,544
Gain on sale of real estate	—	(1,074)
Other expenses, net of other income	5,302	6,839
Income tax (benefit) expense	(1,336)	556
Loss (income) from discontinued operations	10	(392)
NOI	21,158	29,970	$(8,812)	(29.4)%
Less: Non-same-store NOI	—	(986)
Same-store NOI	$21,158	$28,984	$(7,826)	(27.0)%
Invested in operating properties, end of period (in millions)	$1,768	$1,768

Overall, our same-store NOI for the year ended March 31, 2021 decreased by approximately $7.8 million as compared to the same period in the prior year.  As described above in “COVID-19”, same store NOI was negatively impacted as a result of declines in property occupancy levels, resident fees and services affected by move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19, coupled with an increase in COVID-19 operating related expenses, which included higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment.

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

The following table presents a reconciliation of net income to FFO and MFFO for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net (loss) income attributable to common stockholders	$(2,147)	$4,742
Adjustments:
Depreciation and amortization:
Continuing operations	12,637	12,544
Gain on sale of real estate
Continuing operations	—	(1,074)
FFO adjustments attributable to noncontrolling interests:
Continuing operations	(48)	(47)
FFO adjustments from unconsolidated entities (1)	181	8
FFO attributable to common stockholders	10,623	16,173
Straight-line rent adjustments: (2)
Continuing operations	432	401
Amortization of premium for debt investments:
Continuing operations	(10)	(10)
Realized gain on extinguishment of debt: (3)
Continuing operations	—	35
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	(6)	5
MFFO attributable to common stockholders	$11,039	$16,604
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960
Net (loss) income per share (basic and diluted)	$(0.01)	$0.03
FFO per share (basic and diluted)	$0.06	$0.09
MFFO per share (basic and diluted)	$0.06	$0.10

________________

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
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

Related-Party Transactions

See Item 1. “Condensed Consolidated Financial Information” and our Annual Report on Form 10-K for the year ended December 31, 2020 for a summary of our related party transactions.

Critical Accounting Policies and Estimates

See Item 1. “Condensed Consolidated Financial Information” and our Annual Report on Form 10-K for the year ended December 31, 2020 for a summary of our critical accounting policies and estimates.

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

The following is a schedule as of March 31, 2021 of our fixed and variable rate debt maturities for the remainder of 2021, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value (1)
Fixed rate debt	$8,522	$282,122	$23,417	$20,665	$—	$—	$334,726	$336,000
Weighted average interest rate on fixed rate debt	4.29%	4.27%	4.65%	3.25%	—	—	4.23%
Variable rate debt	$—	$—	$—	$265,000	$—	$—	$265,000	$265,000
Average interest rate on variable rate debt	—	—	—	1.55% + LIBOR	—	—	1.55% + LIBOR

_____________

FOOTNOTE:

(1)

The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2020. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to LIBOR rates as of March 31, 2021, considering the impact of our interest rate caps, would increase interest expense approximately $0.5 million for the quarter ended March 31, 2021.  This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels.

As of March 31, 2021, the Company’s debt is comprised of approximately 55.8% in fixed rate debt, approximately 37.5% in variable rate debt with current interest rate protection and approximately 6.7% of unhedged variable rate debt.  The remaining unhedged variable rate debt primarily relates to our Term Loan Facility.  Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

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

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities – None

Issuer Purchases of Equity Securities – None

Secondary Sales of Registered Shares between Investors

During the three months ended March 31, 2021 and 2020, there were approximately 61,000 shares and 35,000 shares transferred between investors, respectively, at an average sales price per share of approximately $4.51 and $5.58, respectively.  We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosure – Not Applicable

Item 5. Other Information – None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 2021.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)