Form 10-Q
period 2021-06-30
CNL Healthcare Properties, Inc.
filed 2021-08-12
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to ______

Commission file number:  000-54685

CNL Healthcare Properties, Inc. (Exact name of registrant as specified in its charter)

Maryland	27-2876363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (407) 650-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares of common stock of the registrant outstanding as of August 11, 2021 was 173,960,540.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Condensed Consolidated Financial Information

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30,	December 31,
ASSETS	2021	2020
Real estate investment properties, net (including VIEs $43,163 and $43,890, respectively)	$1,372,055	$1,392,860
Assets held for sale, net	―	7,421
Cash (including VIEs $1,067 and $505, respectively)	65,168	61,475
Restricted cash (including VIEs $123 and $102 respectively)	4,973	4,536
Other assets (including VIEs $507 and $524, respectively)	23,188	23,341
Deferred rent, lease incentives and intangibles, net	13,477	14,408
Total assets	$1,478,861	$1,504,041
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $29,000 and $29,158, respectively)	$331,315	$336,685
Credit facilities	263,660	263,423
Accounts payable and accrued liabilities (including VIEs $940 and $490, respectively)	25,961	24,519
Other liabilities (including VIEs $320 and $242, respectively)	6,689	8,255
Due to related parties	1,393	1,780
Liabilities associated with assets held for sale	―	10
Total liabilities	629,018	634,672
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	505	572
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 shares issued and 173,960 shares outstanding	1,740	1,740
Capital in excess of par value	1,516,926	1,516,926
Accumulated income	123,190	124,743
Accumulated distributions	(793,679)	(775,866)
Accumulated other comprehensive loss	(25)	(35)
Total stockholders' equity	848,152	867,508
Noncontrolling interest	1,186	1,289
Total equity	849,843	869,369
Total liabilities and equity	$1,478,861	$1,504,041

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Rental income and related revenues	$7,461	$6,814	$14,735	$14,936
Resident fees and services	65,868	71,577	130,677	145,199
Total revenues	73,329	78,391	145,412	160,135

Operating expenses:
Property operating expenses	47,343	48,889	95,198	97,135
General and administrative expenses	2,271	2,625	4,519	4,758
Asset management fees	4,114	4,489	8,583	9,075
Property management fees	3,119	3,336	6,189	6,864
Depreciation and amortization	12,307	12,454	24,944	24,998
Total operating expenses	69,154	71,793	139,433	142,830
Gain on sale of real estate	—	—	—	1,074
Operating income	4,175	6,598	5,979	18,379

Other income (expense):
Interest and other income	392	101	390	132
Interest expense and loan cost amortization	(5,260)	(6,108)	(10,541)	(13,184)
Equity in earnings of unconsolidated entity	256	200	237	406
Total other expense	(4,612)	(5,807)	(9,914)	(12,646)

(Loss) income before income taxes	(437)	791	(3,935)	5,733
Income tax benefit (expense)	1,023	(769)	2,359	(1,325)
Income (loss) from continuing operations	586	22	(1,576)	4,408
Income (loss) from discontinued operations	—	224	(10)	616
Net income (loss)	586	246	(1,586)	5,024
Less: Amounts attributable to noncontrolling interests
Net (loss) income from continuing operations	(8)	26	(33)	62
Net income (loss) attributable to common stockholders	$594	$220	$(1,553)	$4,962

Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$0.00	$0.00	$(0.01)	$0.03
Discontinued operations	$0.00	$0.00	$(0.00)	$0.00
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,960	173,960

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$586	$246	$(1,586)	$5,024
Other comprehensive income (loss):
Unrealized gain on derivative financial instruments, net	5	5	6	9
Unrealized gain (loss) on derivative financial instruments of equity method investments	2	—	4	(14)
Total other comprehensive income (loss)	7	5	10	(5)
Comprehensive income (loss)	593	251	(1,576)	5,019
Less: Comprehensive income attributable to noncontrolling interest	(8)	26	(33)	62
Comprehensive income (loss) attributable to common stockholders	$601	$225	$(1,543)	$4,957

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

QUARTER AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Income (Loss)	Distributions	(Loss) Income	Equity	Interest	Equity
Balance at March 31, 2021	$519	173,960	$1,740	$1,516,926	$122,596	$(784,773)	$(32)	$856,457	$1,208	$858,184
Net income (loss)	14	―	―	―	594	―	―	594	(22)	586
Other comprehensive income	―	―	―	―	―	―	7	7	―	7
Distributions to noncontrolling interests	(28)	―	―	―	―	―	―	―	―	(28)
Cash distributions declared ($0.05120 per share)	―	―	―	―	―	(8,906)	―	(8,906)	―	(8,906)
Balance at June 30, 2021	$505	173,960	$1,740	$1,516,926	$123,190	$(793,679)	$(25)	$848,152	$1,186	$849,843

Balance at December 31, 2020	$572	173,960	$1,740	$1,516,926	$124,743	$(775,866)	$(35)	$867,508	$1,289	$869,369
Net income (loss)	22	―	―	―	(1,553)	―	―	(1,553)	(55)	(1,586)
Other comprehensive income	―	―	―	―	―	―	10	10	―	10
Distributions to noncontrolling interests	(89)	―	―	―	―	―	―	―	(48)	(137)
Cash distributions declared ($0.10240 per share)	―	―	―	―	―	(17,813)	―	(17,813)	―	(17,813)
Balance at June 30, 2021	$505	173,960	$1,740	$1,516,926	$123,190	$(793,679)	$(25)	$848,152	$1,186	$849,843

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

QUARTER AND SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at March 31, 2020	$549	173,960	$1,740	$1,516,926	$125,573	$(749,145)	$(46)	$895,048	$1,276	$896,873
Net income	5	―	―	―	220	―	―	220	21	246
Other comprehensive income	―	―	―	―	―	―	5	5	―	5
Distributions to noncontrolling interests	(10)	―	―	―	―	―	―	―	(55)	(65)
Cash distributions declared ($0.05120 per share)	―	―	―	―	―	(8,907)	―	(8,907)	―	(8,907)
Contributions from noncontrolling interests	―	―	―	―	―	―	―	―	75	75
Balance at June 30, 2020	$544	173,960	$1,740	$1,516,926	$125,793	$(758,052)	$(41)	$886,366	$1,317	$888,227

Balance at December 31, 2019	$558	173,960	$1,740	$1,516,926	$120,831	$(740,239)	$(36)	$899,222	$1,251	$901,031
Net income	16	―	―	―	4,962	―	―	4,962	46	5,024
Other comprehensive loss	―	―	―	―	―	―	(5)	(5)	―	(5)
Distributions to noncontrolling interest	(30)	―	―	―	―	―	―	―	(55)	(85)
Cash distributions declared ($0.10240 per share)	―	―	―	―	―	(17,813)	―	(17,813)	―	(17,813)
Contributions from noncontrolling interests	―	―	―	―	―	―	―	―	75	75
Balance at June 30, 2020	$544	173,960	$1,740	$1,516,926	$125,793	$(758,052)	$(41)	$886,366	$1,317	$888,227

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net cash flows provided by operating activities – continuing operations	$24,200	$31,309
Net cash flows (used in) provided by operating activities – discontinued operations	(7)	702
Net cash flows provided by operating activities	24,193	32,011
Investing activities:
Proceeds from sale of real estate	—	53,712
Capital expenditures	(3,948)	(3,734)
Investment in short term securities	—	(4,997)
Other investing activities	35	—
Net cash (used in) provided by investing activities – continuing operations	(3,913)	44,981
Net cash provided by investing activities – discontinued operations	7,402	28,398
Net cash provided by investing activities	3,489	73,379
Financing activities:
Distributions to stockholders, net of distribution reinvestments	(17,813)	(17,813)
Draws under credit facilities	—	40,000
Payment of loan costs	—	(40)
Principal payments on mortgages and other notes payable	(5,601)	(26,065)
Other financing activities	(138)	43
Net cash flows used in financing activities	(23,552)	(3,875)
Net increase in cash and restricted cash	4,130	101,515
Cash and restricted cash at beginning of period, including assets held for sale	66,011	48,537
Cash and restricted cash at end of period, including assets held for sale	$70,141	$150,052

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

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

As of June 30, 2021, the Company’s healthcare investment portfolio was geographically diversified with properties in 26 states and consisted of interests in 73 properties, including 71 senior housing communities, one acute care property and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

2.     Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the six months ended June 30, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021. Amounts as of December 31, 2020 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The full impact of COVID-19 on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, including new variants of the virus, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19.

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

SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

2. Significant Accounting Policies (Continued)

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

3.     Revenue

The following table presents disaggregated revenue related to the Company’s resident fees and services during the six months ended June 30, 2021 and 2020:

	Quarter Ended
	June 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2021	2020	2021	2020	2021	2020
Independent living	2,261	2,261	$17.0	$18.1	25.8%	25.3%
Assisted living	2,966	2,966	32.1	35.6	48.7%	49.7%
Memory care	853	853	13.4	14.1	20.3%	19.7%
Other revenues	—	—	3.4	3.8	5.2%	5.3%
	6,080	6,080	$65.9	$71.6	100.0%	100.0%

	Six Months Ended
	June 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2021	2020	2021	2020	2021	2020
Independent living	2,261	2,261	$34.2	$37.4	26.2%	25.7%
Assisted living	2,966	2,966	63.4	72.0	48.5%	49.6%
Memory care	853	853	26.6	28.7	20.3%	19.8%
Other revenues	—	—	6.5	7.1	5.0%	4.9%
	6,080	6,080	$130.7	$145.2	100.0%	100.0%

4.    Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of June 30, 2021 and December 31, 2020 are as follows, excluding assets held for sale (in thousands):

	June 30,	December 31,
	2021	2020
Land and land improvements	$132,896	$132,663
Building and building improvements	1,504,219	1,501,107
Furniture, fixtures and equipment	94,682	94,141
Less: accumulated depreciation	(359,742)	(335,051)
Real estate investment properties, net	$1,372,055	$1,392,860

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

4.    Real Estate Assets, net (continued)

Depreciation expense on the Company’s real estate investment properties, net was approximately $12.2 million and $24.7 million for the quarter and six months ended June 30, 2021 respectively, and approximately $12.4 million and $24.8 million for the quarter and six months ended June 30, 2020, respectively.

5.    Assets and Associated Liabilities Held For Sale and Discontinued Operations

As described in Note 1. “Organization,” as part of executing on Possible Strategic Alternatives, as of December 31, 2019, the Company had completed the sale of 61 properties and had eight properties classified as held for sale. During the six months ended June 30, 2020, the Company completed the sale of six properties and recorded a gain on sale from continuing operations of $1.1 million for financial reporting purposes. During the six months ended June 30, 2020, the Company completed the sale of one post-acute care property classified as discontinued operations, and did not record any gain or loss on sale of the property for financial reporting purposes. As of December 31, 2020, the Company had one remaining acute care property classified as held for sale. The Company sold this last property in January 2021 and did not record any gain or loss on sale of the property for financial reporting purposes.

The Company classified the revenues and expenses related to the Company’s acute care property sold in January 2021 and its post-acute care property sold in February 2020 as discontinued operations in the accompanying condensed consolidated statements of operations, as it believed the sale of these properties represented a strategic shift in the Company’s operations. The following table is a summary of the Company’s income (loss) from discontinued operations for the quarter and six months ended June 30, 2021 and 2020 (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$—	$257	$6	$855
Operating expenses	—	33	19	239
Income (loss) before income taxes	—	224	(13)	616
Income tax benefit	—	—	3	—
Income (loss) from discontinued operations	$—	$224	$(10)	$616

6.     Variable Interest Entities

As of June 30, 2021 and December 31, 2020, the Company had two subsidiaries classified as VIEs. These subsidiaries are joint ventures with completed real estate under development in which their equity interest consists of non-substantive protective voting rights. Additionally, one of the subsidiaries has insufficient equity at risk due to the development nature of the joint venture. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these subsidiaries due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $12.8 million as of June 30, 2021. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

7.     Indebtedness

The Company had liquidity of $148.9 million as of June 30, 2021 (consisting of $65.2 million in cash and $83.7 million of availability under its Revolving Credit Facility) and is well positioned to manage its near-term debt maturities.  The Company has $5.7 million of scheduled payments coming due during the remainder of 2021 and has a material maturity in January 2022 of $236.4 million, consisting of debt collateralized by 22 properties.  The Company has been evaluating various options and estimates that the addition of all 22 properties to the borrowing base of its Credit Facilities would result in at least $175 million of additional availability under its Revolving Credit Facility.  While the Company’s current undrawn Revolving Credit Facility of $250 million could accommodate the refinance of the January maturity, the Company has been working with various lenders on repayment or refinancing options including refinancing the facility with the existing lender or another lending institution as a secured loan facility. Additionally, the Company has been working with its current Credit Facility lenders to consider a new $150 million term loan, which would allow for additional liquidity and flexibility by leaving the majority of its Revolving Credit Facility undrawn.

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of June 30, 2021 and December 31, 2020 (in millions):

	June 30,		December 31,
	2021		2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$333.5	$331.3	$339.4	$336.7
Credit facilities	$265.0	$263.7	$265.0	$263.4

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

Generally, the loan agreements for the Company’s mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary events of default and remedies for the lenders. As of December 31, 2020 and as of June 30, 2021, the Company’s 22 properties that are cross collateralized in the secured debt transaction described above that is scheduled to mature in January 2022, did not achieve a minimum debt service coverage covenant.  The missed covenant requires that the annual taxes and insurance premiums for each of the 22 properties (estimated at an annualized amount of approximately $6.0 million in the aggregate for all 22 properties) be escrowed monthly, until such time that the covenant is achieved. In accordance with the cure provision under its loan agreement, the Company has been working with its lender since earlier in the year to establish the cash escrow accounts and intends to use cash on hand to fund the escrow accounts as soon as they are established by its lender.

The credit facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of June 30, 2021, the Company was in compliance with all financial covenants related to its Credit Facilities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

8.     Related Party Arrangements

In May 2021, the Company extended its advisory agreement with the Advisor through June 2022 and effective with the renewal, reduced the asset management fee from 1.0% per annum to 0.80% per annum of average invested assets.

During each of the quarters ended June 30, 2021 and 2020, and each of the six months ended June 30, 2021 and 2020, the Company paid approximately $0.07 million and $0.14 million, respectively, of cash distributions on restricted stock issued through March 2017 pursuant to the Advisor expense support agreement. These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the quarter and six months ended June 30, 2021 and 2020, and related amounts unpaid as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	Quarter Ended		Six Months Ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Reimbursable expenses:
Operating expenses (2)	$720	$1,062	$1,473	$1,730	$259	$275
	720	1,062	1,473	1,730	259	275

Disposition fee (3)	—	—	—	143	—	―
Asset management fees (4)	4,113	4,513	8,590	9,163	1,134	1,505
	$4,833	$5,575	$10,063	$11,036	$1,393	$1,780

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

(4) Effective May 26, 2021, the asset management fee was reduced from 1.0% per annum to 0.80% per annum of average invested assets.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

9.     Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the quarter and six months ended June 30, 2021 and 2020. The Company recorded an income tax benefit (expense) of approximately $1.0 million and $2.4 million during the quarter and six months ended June 30, 2021, respectively, and $(0.8) million and $(1.3) million during the quarter and six months ended June 30, 2020, respectively. Of the amounts recorded for the quarter and six months ended June 30, 2021, approximately $1.2 million and $2.6 million, respectively, related to an increase to the Company’s net deferred tax assets primarily due to the generation of Company’s TRS’s federal and state net operating loss carryforwards, offset by approximately $(0.2) million and $(0.2) million, respectively, of current income tax expense. Of the total provision for income taxes for the quarter and six months ended June 30, 2020, approximately $(0.2) million and $(0.3) million, respectively, represents current income tax expense, and approximately $(0.6) million and $(1.0) million, respectively, represents a decrease to the Company’s net deferred tax assets which is primarily due to the utilization of a portion of the Company’s TRS’s federal and state net operating loss carry-forwards.

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

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period.  The Company has two remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development. None of the established performance metrics were met or probable of being met as of June 30, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2021 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances.  Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters.  The Company’s forward-looking statements are not guarantees of future performance.  While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances.  As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized.  The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of June 30, 2021 (unaudited) and December 31, 2020. Amounts as of December 31, 2020 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of June 30, 2021, our healthcare investment portfolio consisted of interests in 73 properties, comprising of 71 senior housing communities, one acute care property and one vacant land parcel. We are currently invested in a geographically diversified portfolio of 71 seniors housing properties. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities. Five of our 71 seniors housing properties were owned through an unconsolidated joint venture.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic around the globe. Average occupancy began to decline starting in the second half of March 2020, trended lower through March 31, 2021 and began to show a slight recovery during the six months ended June 30, 2021. Our communities have been accepting new residents and we have seen activity in tours and move-ins since the beginning of the year. We have held multiple vaccination clinics at all of our communities in an effort to make vaccinations available to all our residents and staff. We continue to incur costs related to disease control and containment including higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment. The COVID-19 pandemic has resulted in a decline in occupancy, resident fees and revenues, and coupled with an increase in COVID-19 operating expenses, has had a negative impact on results of operations and cash flow from operations at our communities. We continue to proactively work closely with our tenants and third-party operators to monitor the impact from COVID-19, including new variants of the virus, on the operations of our seniors housing communities.

The continued impact of COVID-19 on the financial and credit markets and consequently on our business, financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond our control including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, including new variants of the virus, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the United States and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery, including the distribution and acceptance of vaccinations for COVID-19.

As of June 30, 2021, our 71 seniors housing communities were located throughout the United States in 26 states with a population of nearly 7,000 residents and approximately 4,700 community-level staff. As of August 11, 2021, as reported by our senior housing operators, we had 24 active, confirmed positive cases among our residents and staff members in 13 of our communities located in seven states. The number of confirmed cases in our senior housing communities has and will continue to fluctuate based on the duration, scope and depth of the COVID-19 pandemic, including new variants of the virus, as well as the timing and extent of imposing/ceasing mask mandates, stay at home and other social distancing restrictions from state and local governmental agencies.

As described below in “Liquidity and Capital Resources,” as of June 30, 2021, we had $148.9 million in liquidity, consisting of approximately $65.2 million in cash on hand and approximately $83.7 million of availability under our Revolving Credit Facility. We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

Of our 71 senior housing communities, we owned 15 properties (leased to two separate third party tenants under triple-net leases (“NNN”)), and the remaining 56 properties were managed through third party operators, including five senior housing communities owned through our unconsolidated joint venture. As of August 11, 2021, we had collected 100% of all rental amounts related to the 13 seniors housing properties leased to one of our third-party tenants under NNN leases and had collected $1 million in installments relating to the $2 million payment deferral (granted during May 2020), as scheduled. In April 2021, we entered into an agreement with our other tenant that leases two properties under NNN leases to provide rent relief (after application of rent security deposits) in the form of a maximum rent deferral of $0.9 million for rental amounts due between May 1, 2021 and December 1, 2022. In exchange for the rent relief, our tenant exercised its first five-year renewal option under the terms of each of its leases and agreed to terminate and release us from any further promoted interest obligations under development agreements. We did not grant any rent concessions as part of the rent relief. As of August 11, 2021, we had applied their entire $1.4 million in security deposits against amounts due under their NNN leases and had deferred $0.7 million of the maximum $0.9 million eligible for deferral. The tenant may replenish the security deposits and repay any amounts deferred at any time but no later than August 2025.

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

In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018. In addition, as part of executing on Possible Strategic Alternatives, our board of directors committed to a plan to sell 70 properties which included the MOB/Healthcare Portfolio, a portfolio of 63 properties (consisting of 53 medical office buildings (“MOBs”), five post-acute care facilities and five acute care hospitals across the US) plus seven skilled nursing facilities. Through December 31, 2020, we sold 68 properties, received net sales proceeds of $1,442.3 million, used the net sales proceeds to: (1) repay indebtedness secured by the properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution in May 2019 of $347.9 million ($2.00 per share) to our stockholders and (4) retained net sales proceeds for other corporate purposes, because we were focused on maintaining balance sheet strength and liquidity during COVID-19 to enhance financial flexibility. We decided to discontinue marketing for sale our Hurst Specialty Hospital due to financial difficulties experienced by the tenant of this property and as of December 31, 2020, we had one remaining acute care property classified as held for sale, which we sold to the tenant of the property in January 2021. We received net sales proceeds of $7.4 million and retained these proceeds for corporate purposes.

During the year ended December 31, 2020, we shifted our focus away from the pursuit of larger strategic alternatives to provide further liquidity to our stockholders due to the market and industry disruptions in the seniors housing sector from COVID-19. However, our Special Committee continues to work with our financial advisor to carefully study market data and potential options to determine suitable liquidity alternatives that are in the best interests of all of our stockholders.

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

Portfolio Overview

As of June 30, 2021, our healthcare investment portfolio consisted of interests in 73 properties, comprising 71 senior housing communities, one vacant land parcel and one acute care hospital. Of our properties held as of June 30, 2021, five of our 71 seniors housing properties were owned through an unconsolidated joint venture.

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of August 11, 2021:

The following table summarizes our seniors housing investment portfolio by investment structure as of August 11, 2021:

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

Significant Tenants and Operators

Our real estate portfolio of 73 properties is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 10% or more of our rentable space as of August 11, 2021, excluding the vacant land parcel and the five properties owned through our unconsolidated joint venture:

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

Tenant Lease Expirations

As of June 30, 2021, we owned 15 seniors housing properties and one acute care property that were leased to third party tenants under triple-net operating leases. During the six months ended June 30, 2021, our rental income from continuing operations represented approximately 10.1% of our total revenues from continuing operations.

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

We work with our tenants in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Certain amendments or modifications to the terms of existing leases could require lender approval. We have leases covering five of our properties that are scheduled to expire in February 2022 and we have begun working with the tenant on proposed renewal terms.  In addition, in April 2021, as part of providing temporary rent relief to the tenant of two of our properties, our tenant exercised its first renewal option extending the maturity date of each lease beyond 2030.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2021, each of the next nine years and thereafter on our consolidated healthcare investment portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2021	—	—	$—	—
2022	5	518	8,610	28.0%
2023	—	—	—	—
2024	—	—	—	—
2025	8	743	11,999	39.1%
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
Thereafter	3	424	10,109	32.9%
Total	16	1,685	$30,718	100.0%

Weighted Average Remaining Lease Term: (3)			5.2 years

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

As of June 30, 2021, we had approximately $148.9 million of liquidity (consisting of approximately $65.2 million in cash on hand and approximately $83.7 million of undrawn availability under our Revolving Credit Facility). We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we continue to deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated. The ultimate extent of the impact of COVID-19 on the financial performance of our Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak of the pandemic, including variants of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Sources of Liquidity and Capital Resources

Proceeds from Sale of Real Estate – Continuing Operations

As part of executing under our Possible Strategic Alternatives, during the six months ended June 30, 2020, we closed on the sale of six skilled nursing properties (the Perennial Communities) and received net sales proceeds of $53.7 million. We retained the net sales proceeds for corporate purposes given our focus on maintaining a strong balance sheet, liquidity and financial flexibility given the uncertainty relating to COVID-19. We did not sell any properties from continuing operations during the six months ended June 30, 2021.

Proceeds from Sale of Real Estate – Discontinued Operations

As part of executing under our Possible Strategic Alternatives, during the six months ended June 30, 2021 and 2020, we closed on the sale of one acute care property and received net sales proceeds of $7.4 million and one post-acute care property and received net sales proceeds of $28.4 million, respectively. We retained these net sales proceeds for corporate purposes to maintain liquidity due to COVID-19.

Borrowings

There were no borrowings during the six months ended June 30, 2021. In April 2020, we borrowed $40 million from our 2019 Credit Facilities as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19 (which we repaid in September 2020). We may borrow money to fund enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities, to the extent impacted by the disruption and uncertainties from COVID-19.

Net Cash Provided by Operating Activities – Continuing Operations

Cash flows from operating activities for the six months ended June 30, 2021 and 2020 were approximately $24.2 million and $31.3 million, respectively. The change in cash flows from operating activities for the six months ended June 30, 2021 as compared to the same period in 2020 was primarily the result of the following:

•
a decline in property net operating income (“NOI”), related to our seniors housing properties due to the COVID-19 pandemic, caused by lower occupancy revenues and incurring COVID-19 related operating expenses,

•
including higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment; partially offset by
•
lower interest expense resulting from the repayment of approximately $20.5 million of indebtedness related to the Primrose II Communities and a decline in LIBOR rates, and;
•
favorable changes in operating assets and liabilities across periods.

Lease Renewals and Extensions

We have leases covering five of our properties that are scheduled to expire in February 2022 and we have begun working with the tenant on proposed renewal terms.  In addition, in April 2021, as part of providing temporary rent relief to the tenant of two of our properties, our tenant exercised its first renewal option extending the maturity date of each lease beyond 2030.

Tenant Financial Difficulties

The tenant of our Hurst Specialty Hospital experienced financial difficulties during 2020, was unable to remain current under its lease obligation and had $1.2 million of past due rents and real estate tax receivables outstanding (all of which were reserved) as of December 31, 2020. We record rental income on a cash basis for this tenant because we assessed that collectability of lease payments was not probable. We initiated legal action and received an eviction judgment in mid-July 2021. We then agreed to not remove the tenant from the property prior to September 30, 2021 subject to the receipt of certain rental amounts. As of August 11, 2021, we had collected approximately $1.3 million from the tenant, representing the majority of the rental amounts due under its lease agreement through August 2021.  We reserve the ability to remove the tenant if rental amounts are not collected as described above.

Uses of Liquidity and Capital Resources

Capital Expenditures

We paid approximately $3.9 million and $3.7 million in capital expenditures during the six months ended June 30, 2021 and 2020, respectively.

Debt Repayments

During the six months ended June 30, 2021, we paid approximately $5.6 million of scheduled repayments on our mortgages and other notes payable. During the six months ended June 30, 2020, we paid approximately $26.1 million, which included approximately $20.5 million of debt obligations that were scheduled to mature in June 2020 and $5.6 million of scheduled repayments on our mortgages and other notes payable.

On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.

We had liquidity of $148.9 million as of June 30, 2021 (consisting of $65.2 million of cash on hand and $83.7 million of availability under our Revolving Credit Facility) and were well positioned to manage our near-term debt maturities.  We have $5.7 million of scheduled payments coming due during 2021 and have a material maturity in January 2022 of $236.4 million, consisting of debt collateralized by 22 properties.  We have been evaluating various options and estimate that the addition of all 22 properties to the borrowing base of our Credit Facilities would result in at least $175 million of additional availability under our Revolving Credit Facility.  While our current undrawn Revolving Credit Facility of $250 million could accommodate the refinance of the January maturity, we have been working with various lenders on repayment or refinancing options, including refinancing the facility with the existing lender or another lending institution as a secured loan facility. Additionally, we have been working with our current Credit Facility lenders to consider a new $150 million term loan, which would allow for additional liquidity and flexibility by leaving the majority of our Revolving Credit Facility undrawn. We anticipate completing the refinancing by the end of 2021, in advance of the scheduled debt maturity.

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis. As of June 30, 2021 and December 31, 2020, we had aggregate debt leverage ratios of approximately 32.0% and 32.3%, respectively, of the aggregate carrying value of our assets.

Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary performance criteria and remedies for the lenders. As of December 31, 2020 and June 30, 2021, our 22 properties that are cross collateralized in the secured debt transaction described above that we intend to refinance by the end of 2021, did not achieve a minimum debt service coverage covenant.  The missed covenant requires that the annual taxes and insurance premiums for each of the 22 properties (estimated at an annualized amount of approximately $6.0 million in the aggregate for all 22 properties) be escrowed monthly, until such time that the covenant is achieved.  In accordance with the cure provision under our loan agreement, we have been working with our lender since earlier in the year to establish the cash escrow accounts and intend to use cash on hand to fund the escrow accounts as soon as they are established by our lender.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type. As of June 30, 2021, we were in compliance with all financial covenants related to our Credit Facilities.

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for quarter and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2021 Quarters
First	$0.05120	$8,907	$12,633
Second	0.05120	8,906	11,560
Total	$0.10240	$17,813	$24,193

2020 Quarters
First	$0.05120	$8,906	$17,860
Second	0.05120	8,907	14,151
Total	$0.10240	$17,813	$32,011

__________

FOOTNOTES:

(1)
For the six months ended June 30, 2021 and 2020, our net (loss) income attributable to common stockholders was approximately ($1.6) million and $5.0 million, respectively, while cash distributions declared for each of the periods were approximately $17.8 million. For each of the six months ended June 30, 2021 and 2020, 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.

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

Quarter and six months ended June 30, 2021 as compared to the quarter and six months ended June 30, 2020

As of June 30, 2021, excluding the five properties owned by the unconsolidated joint venture and our unimproved land, we owned 67 consolidated operating investment properties.

	Investment count as of June 30,
Consolidated operating investment types:	2021	2020
Seniors housing leased	15	15
Seniors housing managed	51	51
Acute care leased	1	1
	67	67

Rental Income and Related Revenues. Rental income and related revenues was approximately $7.5 million and $14.7 million for the quarter and six months ended June 30, 2021, respectively, as compared to approximately $6.8 million and $14.9 million for the quarter and six months ended June 30, 2020, respectively. The increase in revenue during the quarter ended June 30, 2021 as compared to the quarter ended June 30, 2020 was primarily due to the straight-line rent impact from the April 2021 lease extension on two of our properties (refer to "Liquidity and Capital Resources – Lease Renewals and Extensions,” for additional information). The decrease in revenue during the six months ended June 30, 2021 was primarily due to sale of the six skilled nursing facilities located in Arkansas (“Perennial Communities”) in March 2020.

Resident Fees and Services. Resident fees and services income was approximately $65.9 million and $130.7 million for the quarter and six months ended June 30, 2021, respectively, as compared to approximately $71.6 million and $145.2 million for the quarter and six months ended June 30, 2020, respectively. As described above in “COVID-19", resident fees and services were negatively impacted starting in mid-March 2020 as a result of declines in occupancy levels affected by move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19.

Property Operating Expenses. Property operating expenses were approximately $47.3 million and $95.2 million for the quarter and six months ended June 30, 2021, respectively, as compared to approximately $48.9 million and $97.1 million for the quarter and six months ended June 30, 2020, respectively. The decrease in property operating expenses is primarily due to a decline in expenses related to reduced occupancy levels experienced due to COVID-19.

General and Administrative Expenses. General and administrative expenses were approximately $2.3 million and $4.5 million for the quarter and six months ended June 30, 2021, respectively, as compared to approximately $2.6 million and $4.8 million for the quarter and six months ended June 30, 2020, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.

Asset Management Fees. We incurred asset management fees of approximately $4.1 million and $8.6 million for the quarter and six months ended June 30, 2021, respectively, as compared to approximately $4.5 million and $9.1 million for the quarter and six months ended June 30, 2020, respectively. Asset management fees are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments. In May 2021, our Advisor amended the advisory agreement, effective May 26, 2021, to reduce asset management fees from 1.0% per annum to 0.80% per annum of average invested assets. As a result of this amendment, we expect asset management fees to be lower in 2021 as compared to 2020.

Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $3.1 million and $6.2 million for the quarter and six months ended June 30, 2021, respectively, as compared to approximately $3.3 million and $6.9 million for the quarter and six months ended June 30, 2020, respectively. The decrease across periods is reflective of the decrease in resident fees and service revenue over the same period.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.3 million and $24.9 million for the quarter and six months ended June 30, 2021, respectively, as compared to approximately $12.5 million and $25.0 million for the quarter and six months ended June 30, 2020, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.

Gain on Sale of Real Estate. Gain on sale of real estate relating to the sale of the Perennial Communities was approximately $1.1 million for the six months ended June 30, 2020. We did not sell any properties from continuing operations during the quarter and six months ended June 30, 2021 or the quarter ended June 30, 2020.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $5.3 million and $10.5 million for the quarter and six months ended June 30, 2021, respectively, as compared to approximately $6.1 million and $13.2 million for the quarter and six months ended June 30, 2020, respectively. The decrease in interest expense and loan cost amortization was primarily the result of the reduction in average debt outstanding and a decline in LIBOR rates.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI.  We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties.  We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions.  It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.  We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time.  In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented.  Non-same-store NOI represents NOI from the Perennial Communities that were sold in March 2020, as we did not own those properties during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the quarter and six months ended June 30, 2021 and 2020 (in thousands) and the amount invested in properties as of June 30, 2021 and 2020 (in millions), excluding properties classified as discontinued operations:

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Net income (loss)	$586	$246			$(1,586)	$5,024
Adjusted to exclude:
General and administrative expenses	2,271	2,625			4,519	4,758
Asset management fees	4,114	4,489			8,583	9,075
Depreciation and amortization	12,307	12,454			24,944	24,998
Gain on sale of real estate	—	—			—	(1,074)
Other expenses, net of other income	4,612	5,807			9,914	12,646
Income tax (benefit) expense	(1,023)	769			(2,359)	1,325
(Income) loss from discontinued operations	—	(224)			10	(616)
NOI	$22,867	$26,166	$(3,299)	(12.6)%	$44,025	$56,136	$(12,111)	(21.6)%
Less: Non-same-store NOI	—	—			—	(986)
Same-store NOI	$22,867	$26,166	$(3,299)	(12.6)%	$44,025	$55,150	$(11,125)	(20.2)%
Invested in operating properties, end of period (in millions)	$1,768	$1,768			$1,768	$1,768

Overall, our same-store NOI for the quarter and six months ended June 30, 2021 and 2020 decreased by approximately $3.3 million and $11.1 million as compared to the same periods in the prior year.  As described above in “COVID-19”, same store NOI was negatively impacted as a result of declines in property occupancy levels, resident fees and services affected by move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19, coupled with an increase in COVID-19 operating related expenses, which included higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment.

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

The following table presents a reconciliation of net income to FFO and MFFO for the quarter and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$594	$220	$(1,553)	$4,962
Adjustments:
Depreciation and amortization:
Continuing operations	12,307	12,454	24,944	24,998
Gain on sale of real estate:
Continuing operations	—	—	—	(1,074)
FFO adjustments attributable to noncontrolling interests:
Continuing operations	(48)	(48)	(95)	(95)
FFO adjustments from unconsolidated entities (1)	116	81	296	89
FFO attributable to common stockholders	12,969	12,707	23,592	28,880
Straight-line rent adjustments: (2)
Continuing operations	297	412	729	813
Amortization of premium for debt investments:
Continuing operations	(11)	(11)	(21)	(21)
Realized gain on extinguishment of debt: (3)
Continuing operations	—	—	—	35
Unrealized gain on investment in short term securities: (4)
Continuing operations	—	16	—	16
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	—	(10)	(7)	(5)
MFFO attributable to common stockholders	$13,255	$13,114	$24,293	$29,718
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,960	173,960
Net income (loss) per share (basic and diluted)	$0.00	$0.00	$(0.01)	$0.03
FFO per share (basic and diluted)	$0.07	$0.07	$0.14	$0.17
MFFO per share (basic and diluted)	$0.08	$0.08	$0.14	$0.17

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

The following is a schedule as of June 30, 2021 of our fixed and variable rate debt maturities for the remainder of 2021, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value (1)
Fixed rate debt	$5,714	$282,122	$23,407	$20,675	$—	$—	$331,918	$334,000
Weighted average interest rate on fixed rate debt	4.29%	4.27%	4.65%	3.25%	—	—	4.23%
Variable rate debt	$—	$—	$—	$265,000	$—	$—	$265,000	$265,000
Average interest rate on variable rate debt	—	—	—	1.55 + LIBOR	—	—	1.55 + LIBOR

_____________

FOOTNOTE:

(1)
The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2021. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to LIBOR rates as of June 30, 2021, considering the impact of our interest rate caps, would increase interest expense approximately $0.5 million and $1.0 million for the quarter and six months ended June 30, 2021, respectively. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels.

As of June 30, 2021, the Company’s debt is comprised of approximately 55.6% in fixed rate debt, approximately 37.7% in variable rate debt with current interest rate protection and approximately 6.7% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our Term Loan Facility. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities – None

Issuer Purchases of Equity Securities – None

Secondary Sales of Registered Shares between Investors

During the six months ended June 30, 2021 and 2020, there were approximately 305,000 shares and 50,000 shares transferred between investors, respectively, at an average sales price per share of approximately $3.99 and $5.80, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosure – Not Applicable

Item 5. Other Information – None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 2021.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)