Form 10-Q
period 2021-09-30
CNL Healthcare Properties, Inc.
filed 2021-11-12
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of common stock of the registrant outstanding as of November 11, 2021 was 173,960,540.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Condensed Consolidated Financial Information

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	September 30,	December 31,
ASSETS	2021	2020
Real estate investment properties, net (including VIEs $42,846 and $43,890, respectively)	$1,363,898	$1,392,860
Assets held for sale, net	―	7,421
Cash (including VIEs $587 and $505, respectively)	55,554	61,475
Restricted cash (including VIEs $124 and $102, respectively)	4,914	4,536
Other assets (including VIEs $708 and $524, respectively)	28,385	23,341
Deferred rent, lease incentives and intangibles, net	13,105	14,408
Total assets	$1,465,856	$1,504,041
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $28,926 and $29,158, respectively)	$328,593	$336,685
Credit facilities	261,536	263,423
Accounts payable and accrued liabilities (including VIEs $1,285 and $490, respectively)	27,371	24,519
Other liabilities (including VIEs $247 and $242, respectively)	6,358	8,255
Due to related parties	1,587	1,780
Liabilities associated with assets held for sale	―	10
Total liabilities	625,445	634,672
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	502	572
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 shares issued and 173,960 shares outstanding	1,740	1,740
Capital in excess of par value	1,516,926	1,516,926
Accumulated income	122,657	124,743
Accumulated distributions	(802,586)	(775,866)
Accumulated other comprehensive loss	(15)	(35)
Total stockholders' equity	838,722	867,508
Noncontrolling interest	1,187	1,289
Total equity	840,411	869,369
Total liabilities and equity	$1,465,856	$1,504,041

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Rental income and related revenues	$7,737	$6,844	$22,472	$21,779
Resident fees and services	66,446	69,356	197,123	214,555
Total revenues	74,183	76,200	219,595	236,334

Operating expenses:
Property operating expenses	49,475	48,365	144,674	145,496
General and administrative expenses	2,229	2,296	6,747	7,014
Asset management fees	3,575	4,488	12,158	13,563
Property management fees	3,230	3,759	9,419	10,623
Depreciation and amortization	12,641	14,378	37,585	39,376
Total operating expenses	71,150	73,286	210,583	216,072
Gain on sale of real estate	—	—	—	1,074
Operating income	3,033	2,914	9,012	21,336

Other income (expense):
Interest and other income	25	181	415	306
Interest expense and loan cost amortization	(5,248)	(5,655)	(15,789)	(18,839)
Equity in earnings of unconsolidated entity	176	200	413	606
Total other expense	(5,047)	(5,274)	(14,961)	(17,927)

(Loss) income before income taxes	(2,014)	(2,360)	(5,949)	3,409
Income tax benefit (expense)	1,502	420	3,861	(905)
(Loss) income from continuing operations	(512)	(1,940)	(2,088)	2,504
Income (loss) from discontinued operations	—	218	(10)	798
Net (loss) income	(512)	(1,722)	(2,098)	3,302
Less: Amounts attributable to noncontrolling interests
Net income (loss) from continuing operations	21	16	(12)	78
Net (loss) income attributable to common stockholders	$(533)	$(1,738)	$(2,086)	$3,224

Net (loss) income per share of common stock (basic and diluted)
Continuing operations	$(0.00)	$(0.01)	$(0.01)	$0.02
Discontinued operations	$0.00	$0.00	$(0.00)	$0.00
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,960	173,960

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(512)	$(1,722)	$(2,098)	$3,302
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	9	(13)	15	(4)
Reclassification of interest rate caps upon derecognition	—	2	—	2
Unrealized gain (loss) on derivative financial instruments of equity method investments	1	—	5	(14)
Total other comprehensive income (loss)	10	(11)	20	(16)
Comprehensive (loss) income	(502)	(1,733)	(2,078)	3,286
Less: Comprehensive income (loss) attributable to noncontrolling interest	21	16	(12)	78
Comprehensive (loss) income attributable to common stockholders	$(523)	$(1,749)	$(2,066)	$3,208

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Income (Loss)	Distributions	(Loss) Income	Equity	Interest	Equity
Balance at June 30, 2021	$505	173,960	$1,740	$1,516,926	$123,190	$(793,679)	$(25)	$848,152	$1,186	$849,843
Net income (loss)	20	―	―	―	(533)	―	―	(533)	1	(512)
Other comprehensive income	―	―	―	―	―	―	10	10	―	10
Distributions to noncontrolling interests	(23)	―	―	―	―	―	―	―	―	(23)
Cash distributions declared ($0.05120 per share)	―	―	―	―	―	(8,907)	―	(8,907)	―	(8,907)
Balance at September 30, 2021	$502	173,960	$1,740	$1,516,926	$122,657	$(802,586)	$(15)	$838,722	$1,187	$840,411

Balance at December 31, 2020	$572	173,960	$1,740	$1,516,926	$124,743	$(775,866)	$(35)	$867,508	$1,289	$869,369
Net income (loss)	42	―	―	―	(2,086)	―	―	(2,086)	(54)	(2,098)
Other comprehensive income	―	―	―	―	―	―	20	20	―	20
Distributions to noncontrolling interests	(112)	―	―	―	―	―	―	―	(48)	(160)
Cash distributions declared ($0.1536 per share)	―	―	―	―	―	(26,720)	―	(26,720)	―	(26,720)
Balance at September 30, 2021	$502	173,960	$1,740	$1,516,926	$122,657	$(802,586)	$(15)	$838,722	$1,187	$840,411

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2020	$544	173,960	$1,740	$1,516,926	$125,793	$(758,052)	$(41)	$886,366	$1,317	$888,227
Net income (loss)	12	―	―	―	(1,738)	―	―	(1,738)	4	(1,722)
Other comprehensive loss	―	―	―	―	―	―	(11)	(11)	―	(11)
Distributions to noncontrolling interests	―	―	―	―	―	―	―	―	(10)	(10)
Cash distributions declared ($0.05120 per share)	―	―	―	―	―	(8,907)	―	(8,907)	―	(8,907)
Balance at September 30, 2020	$556	173,960	$1,740	$1,516,926	$124,055	$(766,959)	$(52)	$875,710	$1,311	$877,577

Balance at December 31, 2019	$558	173,960	$1,740	$1,516,926	$120,831	$(740,239)	$(36)	$899,222	$1,251	$901,031
Net income	28	―	―	―	3,224	―	―	3,224	50	3,302
Other comprehensive loss	―	―	―	―	―	―	(16)	(16)	―	(16)
Distributions to noncontrolling interest	(30)	―	―	―	―	―	―	―	(65)	(95)
Cash distributions declared ($0.1536 per share)	―	―	―	―	―	(26,720)	―	(26,720)	―	(26,720)
Contributions from noncontrolling interests	―	―	―	―	―	―	―	―	75	75
Balance at September 30, 2020	$556	173,960	$1,740	$1,516,926	$124,055	$(766,959)	$(52)	$875,710	$1,311	$877,577

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net cash flows provided by operating activities – continuing operations	$32,919	$46,627
Net cash flows (used in) provided by operating activities – discontinued operations	(7)	870
Net cash flows provided by operating activities	32,912	47,497
Investing activities:
Proceeds from sale of real estate	—	53,712
Capital expenditures	(8,332)	(5,747)
Other investing activities	35	26
Net cash (used in) provided by investing activities – continuing operations	(8,297)	47,991
Net cash provided by investing activities – discontinued operations	7,402	28,398
Net cash (used in) provided by investing activities	(895)	76,389
Financing activities:
Distributions to stockholders, net of distribution reinvestments	(26,720)	(26,720)
Draws under credit facilities	—	40,000
Payment of loan costs	(2,242)	(46)
Principal payments on mortgages and other notes payable	(8,439)	(28,961)
Repayments on credit facilities	—	(80,000)
Other financing activities	(159)	76
Net cash flows used in financing activities	(37,560)	(95,651)
Net (decrease) increase in cash and restricted cash	(5,543)	28,235
Cash and restricted cash at beginning of period, including assets held for sale	66,011	48,537
Cash and restricted cash at end of period, including assets held for sale	$60,468	$76,772

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

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

As of September 30, 2021, the Company’s healthcare investment portfolio was geographically diversified with properties in 26 states and consisted of interests in 73 properties, including 71 senior housing communities, one acute care property and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the nine months ended September 30, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021. Amounts as of December 31, 2020 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Government Grant Income — On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which provided, among other things, for the establishment of a Provider Relief Fund under the direction of the Department of Health and Human Services (“HHS”). In September 2021, HHS announced that additional funds were made available for healthcare providers under Phase 4 of the Provider Relief Fund. The Company submitted an application under Phase 4 in September 2021 and is awaiting specific guidance from HHS on how Phase 4 relief will be calculated. Grant income is recognized upon receipt of grant income and when all the conditions of the grant have been met. During the nine months ended September 30, 2021, the Company had neither received nor recorded any grant income related to Phase 4. As of September 30, 2020, the Company recorded $0.6 million of grant income related to the funding from Phase 1 of the Provider Relief Fund as all conditions had been met.

Risks and Uncertainties — The outbreak of the novel coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact commercial activity and has contributed to significant volatility in financial markets. Various states in which the Company owns properties have reacted by, among other things, instituting quarantines and move-in restrictions that have negatively impacted occupancy at seniors housing communities. While some of these restrictions have been relaxed, many still remain in place. The pandemic has also resulted in the incurrence of costs related to disease control and containment. Such actions have and continue to create significant business disruption and have and continue to adversely impact the senior housing sector. COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and has triggered a period of economic slowdown which may have a material adverse effect on the Company’s results and financial condition.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

2. Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements — In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This new guidance was effective for the Company beginning on January 1, 2021 and did not have a material impact on the Company’s financial statements.

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

3. Revenue

The following table presents disaggregated revenue related to the Company’s resident fees and services during the quarter and nine months ended September 30, 2021 and 2020:

	Quarter Ended September 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2021	2020	2021	2020	2021	2020
Independent living	2,256	2,256	$17.7	$17.9	26.7%	25.8%
Assisted living	2,947	2,947	32.1	33.7	48.3%	48.5%
Memory care	904	904	13.2	14.5	19.9%	20.9%
Other revenues	—	—	3.4	3.3	5.1%	4.8%
	6,107	6,107	$66.4	$69.4	100.0%	100.0%

	Nine Months Ended September 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2021	2020	2021	2020	2021	2020
Independent living	2,256	2,256	$51.9	$55.3	26.3%	25.8%
Assisted living	2,947	2,947	95.5	105.7	48.5%	49.3%
Memory care	904	904	39.8	43.2	20.2%	20.1%
Other revenues	—	—	9.9	10.4	5.0%	4.8%
	6,107	6,107	$197.1	$214.6	100.0%	100.0%

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

4. Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of September 30, 2021 and December 31, 2020 are as follows, excluding assets held for sale (in thousands):

	September 30,	December 31,
	2021	2020
Land and land improvements	$132,920	$132,663
Building and building improvements	1,505,299	1,501,107
Furniture, fixtures and equipment	97,963	94,141
Less: accumulated depreciation	(372,284)	(335,051)
Real estate investment properties, net	$1,363,898	$1,392,860

Depreciation expense on the Company’s real estate investment properties, net was approximately $12.5 million and $37.3 million for the quarter and nine months ended September 30, 2021 respectively, and approximately $14.3 million and $39.1 million for the quarter and nine months ended September 30, 2020, respectively.

5. Assets and Associated Liabilities Held For Sale and Discontinued Operations

As described in Note 1. “Organization,” as part of executing on Possible Strategic Alternatives, as of December 31, 2019, the Company had completed the sale of 61 properties and had eight properties classified as held for sale. During the nine months ended September 30, 2020, the Company completed the sale of six properties and recorded a gain on sale from continuing operations of $1.1 million for financial reporting purposes. During the nine months ended September 30, 2020, the Company completed the sale of one post-acute care property classified as discontinued operations, and did not record any gain or loss on sale of the property for financial reporting purposes. As of December 31, 2020, the Company had one remaining acute care property classified as held for sale. The Company sold this last property in January 2021 and did not record any gain or loss on sale of the property for financial reporting purposes.

The Company classified the revenues and expenses related to the Company’s acute care property sold in January 2021 and its post-acute care property sold in February 2020 as discontinued operations in the accompanying condensed consolidated statements of operations, as it believed the sale of these properties represented a strategic shift in the Company’s operations. The following table is a summary of the Company’s income (loss) from discontinued operations for the quarter and nine months ended September 30, 2021 and 2020 (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$—	$256	$6	$1,112
Operating expenses	—	38	19	314
Income (loss) before income taxes	—	218	(13)	798
Income tax benefit	—	—	3	—
Income (loss) from discontinued operations	$—	$218	$(10)	$798

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

6. Variable Interest Entities

As of September 30, 2021 and December 31, 2020, the Company had two subsidiaries classified as VIEs. These subsidiaries are joint ventures with completed real estate under development in which their equity interest consists of non-substantive protective voting rights. Additionally, one of the subsidiaries has insufficient equity at risk due to the development nature of the joint venture. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these subsidiaries due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $12.1 million as of September 30, 2021. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

7. Indebtedness

In September 2021, the Company entered into a new term loan agreement (the “Term Loan Agreement”), which provided for an additional $150 million senior unsecured term loan facility (the “2021 Term Loan Facility”) to complement and become part of the Company's existing Credit Facilities. The 2021 Term Loan Facility has an initial term that is co-terminus with the Credit Facilities, maturing May 15, 2024, subject to one 12-month extension, and bears interest based on 30-day LIBOR plus a spread that varies with the Company's leverage ratio. The 2021 Term Loan Facility is pre-payable at any time in whole or part without fees or penalties, has a borrowing availability calculation that is subject to a similar borrowing base calculation as the Credit Facilities and contains similar affirmative, negative and financial covenants as the covenants in the Credit Facilities. Upon the execution of the Term Loan Agreement, the Company paid fees totaling approximately $0.7 million and a refinancing fee to the Advisor of approximately $1.5 million. See Note 8. “Related Party Arrangements” for additional information regarding the refinancing fee. No amounts were outstanding as of September 30, 2021 related to the 2021 Term Loan Facility.

The Company had liquidity of approximately $139.3 million as of September 30, 2021 (consisting of cash on hand and undrawn availability under the Company's Credit Facilities), and had $2.9 million of scheduled payments coming due during the remainder of 2021. In October 2021, the Company refinanced approximately $238.0 million of secured indebtedness, consisting of debt collateralized by 22 properties, in advance of its scheduled maturity of January 2022 by borrowing amounts available under the 2021 Term Loan Facility and its Revolving Credit Facility. See Note 11. “Subsequent Events” for additional information.

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of September 30, 2021 and December 31, 2020 (in millions):

	September 30,		December 31,
	2021		2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$330.2	$328.6	$339.4	$336.7
Credit facilities, net	$265.0	$261.5	$265.0	$263.4

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

7. Indebtedness (continued)

Generally, the loan agreements for the Company’s mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary events of default and remedies for the lenders. As of December 31, 2020 and as of September 30, 2021, the Company’s 22 properties that were cross collateralized in the secured debt transaction described above and scheduled to mature in January 2022, did not achieve a minimum debt service coverage covenant. The missed covenant was remedied effective with the repayment of the loan in October 2021, as described above.

The credit facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of September 30, 2021, the Company was in compliance with all financial covenants related to its Credit Facilities.

8. Related Party Arrangements

In May 2021, the Company extended its advisory agreement with the Advisor through June 2022 and effective with the renewal, reduced the asset management fee from 1.0% per annum to 0.80% per annum of average invested assets.

During each of the quarters ended September 30, 2021 and 2020, and each of the nine months ended September 30, 2021 and 2020, the Company paid approximately $0.07 million and $0.20 million, respectively, of cash distributions on restricted stock issued through March 2017 pursuant to the Advisor expense support agreement. These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the quarter and nine months ended September 30, 2021 and 2020, and related amounts unpaid as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	Quarter Ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Reimbursable expenses:
Operating expenses (2)	$887	$886	$2,360	$2,616	$396	$275
	887	886	2,360	2,616	396	275

Disposition fee (3)	—	—	—	143	—	―
Financing coordination fees (4)	1,500	—	1,500	—	—	—
Asset management fees (5)	3,575	4,513	12,165	13,677	1,191	1,505
	$5,962	$5,399	$16,025	$16,436	$1,587	$1,780

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

8. Related Party Arrangements (continued)

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
(4)
For the quarter and nine months ended September 30, 2021, Company incurred financing coordination fees of approximately $1.5 million related to the 2021 Term Loan Facility described in Note 7. “Indebtedness,” all of which were capitalized as loan costs and reflected in mortgages and other notes payable, net in the accompanying condensed consolidated balance sheets.
(5)
Effective May 26, 2021, the asset management fee was reduced from 1.0% per annum to 0.80% per annum of average invested assets.

9. Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the quarter and nine months ended September 30, 2021 and 2020. The Company recorded an income tax benefit (expense) of approximately $1.5 million and $3.9 million during the quarter and nine months ended September 30, 2021, respectively, and $0.4 million and $(0.9) million during the quarter and nine months ended September 30, 2020, respectively. Of the amounts recorded for the quarter and nine months ended September 30, 2021, approximately $1.6 million and $4.3 million, respectively, related to a change to the Company’s net deferred tax assets primarily due to the generation of the Company’s TRS’s federal and state net operating loss carryforwards, offset by approximately $(0.1) million and $(0.4) million, respectively, of current income tax expense. Of the total provision for income taxes for the quarter and nine months ended September 30, 2020, approximately $(0.1) million and $(0.4) million, respectively, represents current income tax expense, and approximately $0.5 million and $(0.5) million, respectively, represents a change to the Company’s net deferred tax assets which is primarily due to the addition to or utilization of, a portion of the Company’s TRS’s federal and state net operating loss carry-forwards.

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

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period. The Company has two remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development. None of the established performance metrics were met or probable of being met as of September 30, 2021.

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

11. Subsequent Events

In October 2021, the Company refinanced secured indebtedness of approximately $238.0 million in advance of its scheduled maturity of January 2022 using proceeds from the unsecured 2021 Term Loan Facility and available borrowings under its Revolving Credit Facility. Additionally, in October 2021, the Company entered into a new interest rate cap agreement with a notional amount of $130.0 million and an expiration date of December 2022 to hedge a portion of our 2021 Term Loan Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2021 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

For further information regarding risks and uncertainties associated with the Company’s business and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s reports filed from time to time with the SEC, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual reports on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com. One of the most significant factors is the ongoing and potential impact of the current outbreak of the COVID-19 pandemic on the economy and the broader financial markets, which may have a significant negative impact on the Company’s financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic in the fourth quarter of 2021 or thereafter.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of September 30, 2021 (unaudited) and December 31, 2020. Amounts as of December 31, 2020 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of September 30, 2021, our healthcare investment portfolio consisted of interests in 73 properties, consisting of 71 senior housing communities, one acute care property and one vacant land parcel. We are currently invested in a geographically diversified portfolio of 71 seniors housing properties. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities. Five of our 71 seniors housing properties were owned through an unconsolidated joint venture.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic around the globe. Average occupancy began to decline starting in the second half of March 2020, trended lower through March 31, 2021 and began to show a slight recovery during the nine months ended September 30, 2021. Our communities have been accepting new residents and we have seen activity in tours and move-ins since the beginning of the year. We have held multiple vaccination clinics at all of our communities in an effort to make vaccinations available to all our residents and staff. We continue to incur costs related to disease control and containment including higher labor costs, costs to obtain personal protective equipment and other costs related to disease control and containment. The COVID-19 pandemic has resulted in a decline in occupancy, resident fees and revenues, and coupled with an increase in COVID-19 operating expenses, has had a negative impact on results of operations and cash flow from operations at our communities. We continue to proactively work closely with our tenants and third-party operators to monitor the impact from COVID-19, including new variants of the virus, on the operations of our seniors housing communities.

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

As of September 30, 2021, our 71 seniors housing communities were located throughout the United States in 26 states with a population of nearly 7,000 residents and approximately 4,700 community-level staff. As of November 11, 2021, as reported by our senior housing operators, we had 29 active, confirmed positive cases among our residents and staff members in eight of our communities located in six states. The number of confirmed cases in our senior housing communities has and will continue to fluctuate based on the duration, scope and depth of the COVID-19 pandemic, including new variants of the virus and vaccination rates, as well as the timing and extent of imposing/ceasing vaccine or mask mandates, stay at home and other social distancing restrictions from state and local governmental agencies.

As of September 30, 2021, we had approximately $139.3 million in liquidity and in October 2021, we used the majority of the availability under our unsecured 2021 Term Loan Facility and our Revolving Credit Facility to refinance approximately $238.0 million of secured indebtedness in advance of its January 2022 maturity. See “Liquidity and Capital Resources – Uses of Liquidity and Capital Resources – Debt Repayments” below for additional information. We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

Of our 71 senior housing communities, we owned 15 properties (leased to two separate third party tenants under triple-net leases (“NNN”)), and the remaining 56 properties were managed through third party operators, including five senior housing communities owned through our unconsolidated joint venture. As of November 11, 2021, we had collected 100% of all rental amounts related to the 13 seniors housing properties leased to one of our third-party tenants under NNN leases and had collected $1.7 million in installments relating to the $2 million payment deferral (granted during May 2020), as scheduled. In April 2021, we entered into an agreement with our other tenant that leases two properties under NNN leases to provide rent relief (after application of rent security deposits) in the form of a maximum rent deferral of $0.9 million for rental amounts due between May 1, 2021 and December 1, 2022. In exchange for the rent relief, our tenant exercised its first five-year renewal option under the terms of each of its leases and agreed to terminate and release us from any further promoted interest obligations under development agreements. We did not grant any rent concessions as part of the rent relief. As of November 11, 2021, we had applied their entire $1.4 million in security deposits against amounts due under their NNN leases and the tenant had deferred the maximum $0.9 million eligible for rent deferrals. The tenant may replenish the security deposits and repay any amounts deferred at any time but no later than August 2025. In November 2021, the tenant requested $1.4 million in additional relief and we are in the process of evaluating their request in the form of a rent deferral.

Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which provided, among other things, for the establishment of a Provider Relief Fund under the direction of the Department of Health and Human Services (“HHS”). We received approximately $5.6 million in Provider Relief Funds during the year ended December 31, 2020. In September 2021, HHS announced that additional funds were made available for assisted living facilities as part of Phase 4 of the Provider Relief Fund. We submitted our application for Phase 4 in September 2021 and are awaiting specific guidance from HHS on how Phase 4 relief will be calculated.

We believe we are taking appropriate actions to manage through the COVID-19 pandemic. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated. The ultimate extent of the impact of COVID-19 on our financial performance will depend on future developments, including the duration and spread of COVID-19 and its effect on the overall economy, all of which are highly uncertain and cannot be predicted.

Possible Strategic Alternatives

In 2017, we began evaluating possible strategic alternatives to provide liquidity to our stockholders. In April 2018, our board of directors formed a special committee consisting solely of our independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of our or one of our subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of our assets or one or more of our asset classes and the distribution of the net sale proceeds thereof to our stockholders and (iii) a potential business combination or other transaction with a third-party or parties that provides our stockholders with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”). Since 2018, the Special Committee has engaged KeyBanc Capital Markets Inc. to act as its financial advisor in connection with exploring our Possible Strategic Alternatives.

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

Portfolio Overview

As of September 30, 2021, our healthcare investment portfolio consisted of interests in 73 properties, comprising 71 senior housing communities, one vacant land parcel and one acute care hospital. Of our properties held as of September 30, 2021, five of our 71 seniors housing properties were owned through an unconsolidated joint venture.

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of November 11, 2021:

The following table summarizes our seniors housing investment portfolio by investment structure as of November 11, 2021:

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

Significant Tenants and Operators

Our real estate portfolio of 73 properties is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 10% or more of our rentable space as of November 11, 2021, excluding the vacant land parcel and the five properties owned through our unconsolidated joint venture:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	74.8%	2022-2025
Wellmore, LLC	2	366	21.7%	2031-2032
Other	1	58	3.5%	2031
	16	1,685	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	31.1%	2022-2024
Prestige Senior Living, LLC	13	895	14.3%	2023-2024
Morningstar Senior Management, LLC	4	834	13.3%	2023
Other operators (1)	27	2,578	41.3%	2022-2029
	51	6,255	100.0%

_________________

FOOTNOTES:

(1)
Comprised of various operators each of which comprise less than 10% of our consolidated rentable square footage.

Tenant Lease Expirations

As of September 30, 2021, we owned 15 seniors housing properties and one acute care property that were leased to third party tenants under triple-net operating leases. During the nine months ended September 30, 2021, our rental income from continuing operations represented approximately 10.2% of our total revenues from continuing operations.

Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities. However, if the tenant does not pay the real estate taxes, we will be liable. Refer to “Liquidity and Capital Resources – Tenant Financial Difficulties” below for information on real estate taxes paid relating to our one acute care property.

We work with our tenants in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Certain amendments or modifications to the terms of existing leases could require lender approval. In April 2021, as part of providing temporary rent relief to the tenant of two of our properties, our tenant exercised its first renewal option extending the maturity date of each lease beyond 2030. In addition, we have leases covering five of our properties that are scheduled to expire in February 2022. We have been working with the tenant on proposed renewal terms and anticipate executing new leases with the tenant that will commence in February 2022.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2021, each of the next nine years and thereafter on our consolidated healthcare investment portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of tenants and percentages):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2021	—	—	$—	—
2022	5	518	8,610	27.8%
2023	—	—	—	—
2024	—	—	—	—
2025	8	743	11,999	38.7%
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
Thereafter	3	424	10,390	33.5%
Total	16	1,685	$30,999	100.0%

Weighted Average Remaining Lease Term: (3)			5.0 years

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

As of September 30, 2021, we had approximately $139.3 million of liquidity (consisting of cash on hand and undrawn availability under our Credit Facilities). In October 2021 we used the majority of the availability under our unsecured 2021 Term Loan Facility and our Revolving Credit Facility to refinance approximately $238.0 million of secured indebtedness in advance of its January 2022 maturity. See “Liquidity and Capital Resources – Uses of Liquidity and Capital Resources – Debt Repayments” below for additional information. We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we continue to deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated. The ultimate extent of the impact of COVID-19 on our financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak of the pandemic, including variants of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Our cash flows from operating and investing activities as described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations and exclude the results of two properties that were classified as discontinued operations, one of which was sold in February 2020 and the other which was sold in January 2021.

Sources of Liquidity and Capital Resources

Proceeds from Sale of Real Estate – Continuing Operations

As part of executing under our Possible Strategic Alternatives, during the nine months ended September 30, 2020, we closed on the sale of six skilled nursing properties (the Perennial Communities) and received net sales proceeds of $53.7 million. We retained the net sales proceeds for corporate purposes given our focus on maintaining a strong balance sheet, liquidity and financial flexibility because of the uncertainty relating to COVID-19. We did not sell any properties from continuing operations during the nine months ended September 30, 2021.

Proceeds from Sale of Real Estate – Discontinued Operations

As part of executing under our Possible Strategic Alternatives, during the nine months ended September 30, 2021, we closed on the sale of one acute care property and received net sales proceeds of $7.4 million. During the nine months ended September 30, 2020, we closed on the sale of one post-acute care property and received net sales proceeds of $28.4 million. We retained these net sales proceeds for corporate purposes to maintain liquidity due to COVID-19.

Borrowings

There were no borrowings during the nine months ended September 30, 2021. In September 2021, we entered into the 2021 Term Loan Facility which provided for an additional $150.0 million of borrowing capacity, subject to borrowing base availability, under our Revolving Credit Facility. Upon the execution of the 2021 Term Loan Agreement, we paid fees totaling approximately $0.7 million and a refinancing fee to the Advisor of approximately $1.5 million. In October 2021, we used the majority of the availability under our unsecured 2021 Term Loan Facility and our Revolving Credit Facility to refinance approximately $238.0 million of secured indebtedness in advance of its January 2022 maturity. See “Liquidity and Capital Resources – Uses of Liquidity and Capital Resources – Debt Repayments” below for additional information regarding debt repayments during the nine months ended September 30, 2021 and 2020. In April 2020, we borrowed $40.0 million from our 2019 Credit Facilities as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19 (which we repaid in September 2020).

We may borrow money to fund enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities, to the extent impacted by the disruption and uncertainties from COVID-19.

Net Cash Provided by Operating Activities – Continuing Operations

Cash flows from operating activities for the nine months ended September 30, 2021 and 2020 were approximately $32.9 million and $46.6 million, respectively. The change in cash flows from operating activities for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily the result of the following:

•
a decline in property net operating income (“NOI”), related to our seniors housing properties due to the COVID-19 pandemic, caused primarily by lower occupancy revenues; partially offset by
•
lower interest expense resulting from the repayment of approximately $20.5 million of indebtedness related to the Primrose II Communities and a decline in LIBOR rates.

Lease Renewals and Extensions

In April 2021, as part of providing temporary rent relief to the tenant of two of our properties, our tenant exercised its first renewal option extending the maturity date of each lease beyond 2030. In addition, we have leases covering five of our properties that are scheduled to expire in February 2022. We have been working with the tenant on proposed renewal terms and anticipate executing new leases with the tenant that will commence in February 2022.

Tenant Financial Difficulties

The tenant of our Hurst Specialty Hospital experienced financial difficulties during 2020, was unable to remain current under its lease obligation and had $1.2 million of past due rents and real estate tax receivables outstanding (all of which were reserved) as of December 31, 2020. We record rental income on a cash basis for this tenant because we assessed that collectability of lease payments was not probable. As of November 11, 2021, we had collected approximately $1.8 million from the tenant, representing the majority of the rental amounts due under its lease agreement through November 2021. We have initiated legal action and reserve the right to terminate the lease and/or remove the tenant if rental amounts are not collected.

Uses of Liquidity and Capital Resources

Capital Expenditures

We paid approximately $8.3 million and $5.7 million in capital expenditures during the nine months ended September 30, 2021 and 2020, respectively.

Debt Repayments

During the nine months ended September 30, 2021, we paid approximately $8.4 million of scheduled repayments on our mortgages and other notes payable. During the nine months ended September 30, 2020, we paid approximately $29.0 million, which included approximately $20.5 million of debt obligations that were scheduled to mature in June 2020 and $8.5 million of scheduled repayments on our mortgages and other notes payable.

In October 2021, we refinanced approximately $238.0 million of secured indebtedness, consisting of debt collateralized by 22 properties, in advance of its scheduled maturity of January 2022. We added the 22 properties to the borrowing base of our unsecured 2021 Term Loan Facility and Revolving Credit Facility and used the majority of amounts available under both facilities to repay our secured indebtedness. Additionally, in October 2021, we entered into a new interest rate cap agreement with a notional amount of $130.0 million and an expiration date of December 2022 to hedge a portion of our 2021 Term Loan Facility.

On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis. As of September 30, 2021 and December 31, 2020, we had aggregate debt leverage ratios of approximately 31.9% and 32.3%, respectively, of the aggregate carrying value of our assets.

Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary performance criteria and remedies for the lenders. As of December 31, 2020 and September 30, 2021, our 22 properties that were cross collateralized in the secured debt transaction described above that we refinanced in October 2021, did not achieve a minimum debt service coverage covenant. The missed covenant was remedied effective with the early repayment of the indebtedness in October 2021.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type. As of September 30, 2021, we were in compliance with all financial covenants related to our Credit Facilities.

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

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for quarter and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2021 Quarters
First	$0.05120	$8,907	$12,633
Second	0.05120	8,906	11,560
Third	0.05120	8,907	8,719
Total	$0.15360	$26,720	$32,912

2020 Quarters
First	$0.05120	$8,906	$17,860
Second	0.05120	8,907	14,151
Third	0.05120	8,907	15,486
Total	$0.15360	$26,720	$47,497

__________

FOOTNOTES:

(1)
For the nine months ended September 30, 2021 and 2020, our net (loss) income attributable to common stockholders was approximately ($2.1) million and $3.2 million, respectively, while cash distributions declared for each of the periods were approximately $26.7 million. For each of the nine months ended September 30, 2021 and 2020, 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.
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

Quarter and nine months ended September 30, 2021 as compared to the quarter and nine months ended September 30, 2020

As of September 30, 2021, excluding the five properties owned by the unconsolidated joint venture and our unimproved land, we owned 67 consolidated operating investment properties.

	Investment count as of September 30,
Consolidated operating investment types:	2021	2020
Seniors housing leased	15	15
Seniors housing managed	51	51
Acute care leased	1	1
	67	67

Rental Income and Related Revenues. Rental income and related revenues were approximately $7.7 million and $22.5 million for the quarter and nine months ended September 30, 2021, respectively, as compared to approximately $6.8 million and $21.8 million for the quarter and nine months ended September 30, 2020, respectively. The increase in revenue during the quarter and nine months ended September 30, 2021 as compared to the quarter and nine months ended September 30, 2020 was primarily due to the straight-line rent impact from the April 2021 lease extension on two of our properties (refer to “Liquidity and Capital Resources – Lease Renewals and Extensions” for additional information). The increase in revenue during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was partially offset by the sale of the six skilled nursing facilities located in Arkansas (“Perennial Communities”) in March 2020.

Resident Fees and Services. Resident fees and services income was approximately $66.4 million and $197.1 million for the quarter and nine months ended September 30, 2021, respectively, as compared to approximately $69.4 million and $214.6 million for the quarter and nine months ended September 30, 2020, respectively. As described above in “COVID-19”, resident fees and services were negatively impacted starting in mid-March 2020 as a result of declines in occupancy levels affected by move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19.

Property Operating Expenses. Property operating expenses were approximately $49.5 million and $144.7 million for the quarter and nine months ended September 30, 2021, respectively, as compared to approximately $48.4 million and $145.5 million for the quarter and nine months ended September 30, 2020, respectively. Property operating expenses decreased during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to reduced occupancy levels experienced due to COVID-19. However, property operating expenses increased during the quarter ended September 30, 2021 as compared to the quarter ended September 30, 2020 primarily as a result of increased labor costs. We expect increases in labor costs to continue to impact our property operating expenses for the remainder of 2021.

General and Administrative Expenses. General and administrative expenses were approximately $2.2 million and $6.7 million for the quarter and nine months ended September 30, 2021, respectively, as compared to approximately $2.3 million and $7.0 million for the quarter and nine months ended September 30, 2020, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.

Asset Management Fees. We incurred asset management fees of approximately $3.6 million and $12.2 million for the quarter and nine months ended September 30, 2021, respectively, as compared to approximately $4.5 million and $13.6 million for the quarter and nine months ended September 30, 2020, respectively. Asset management fees are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments. In May 2021, our Advisor amended the advisory agreement, effective May 26, 2021, to reduce asset management fees from 1.0% per annum to 0.80% per annum of average invested assets. As a result of this amendment, we expect asset management fees to be lower in 2021 as compared to 2020.

Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $3.2 million and $9.4 million for the quarter and nine months ended September 30, 2021, respectively, as compared to approximately $3.8 million and $10.6 million for the quarter and nine months ended September 30, 2020, respectively. The decrease across periods is reflective of the decrease in resident fees and service revenue over the same period.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.6 million and $37.6 million for the quarter and nine months ended September 30, 2021, respectively, as compared to approximately $14.4 million and $39.4 million for the quarter and nine months ended September 30, 2020, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.

Gain on Sale of Real Estate. Gain on sale of real estate relating to the sale of the Perennial Communities was approximately $1.1 million for the nine months ended September 30, 2020. We did not sell any properties from continuing operations during the quarter and nine months ended September 30, 2021 or the quarter ended September 30, 2020.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $5.2 million and $15.8 million for the quarter and nine months ended September 30, 2021, respectively, as compared to approximately $5.7 million and $18.8 million for the quarter and nine months ended September 30, 2020, respectively.

The decrease in interest expense and loan cost amortization was primarily the result of the reduction in average debt outstanding and a decline in LIBOR rates.

Income tax benefit (expense). We incurred income tax benefit (expense) of approximately $1.5 million and $3.9 million during the quarter and nine months ended September 30, 2021, respectively, and $0.4 million and $(0.9) million during the quarter and nine months ended September 30, 2020, respectively. The increase in income tax benefit during the quarter and nine months ended September 30, 2021, as compared to the quarter and nine months ended September 30, 2020, is primarily attributable to an increase in our TRS's net operating losses resulting in an increase in our net deferred tax assets.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI. We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties. We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time. In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented. Non-same-store NOI represents NOI from the Perennial Communities that were sold in March 2020, as we did not own those properties during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the quarter and nine months ended September 30, 2021 and 2020 (in thousands) and the amount invested in properties as of September 30, 2021 and 2020 (in millions), excluding properties classified as discontinued operations:

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Net (loss) income	$(512)	$(1,722)			$(2,098)	$3,302
Adjusted to exclude:
General and administrative expenses	2,229	2,296			6,747	7,014
Asset management fees	3,575	4,488			12,158	13,563
Depreciation and amortization	12,641	14,378			37,585	39,376
Gain on sale of real estate	—	—			—	(1,074)
Other expenses, net of other income	5,047	5,274			14,961	17,927
Income tax (benefit) expense	(1,502)	(420)			(3,861)	905
(Income) loss from discontinued operations	—	(218)			10	(798)
NOI	$21,478	$24,076	$(2,598)	(10.8)%	$65,502	$80,215	$(14,713)	(18.3)%
Less: Non-same-store NOI	—	—			—	(987)
Same-store NOI	$21,478	$24,076	$(2,598)	(10.8)%	$65,502	$79,228	$(13,726)	(17.3)%
Invested in operating properties, end of period (in millions)	$1,768	$1,768			$1,768	$1,768

Overall, our same-store NOI for the quarter and nine months ended September 30, 2021 and 2020 decreased by approximately $2.6 million and $13.7 million, respectively, as compared to the same periods in the prior year. As described above in “COVID-19”, same store NOI was negatively impacted as a result of declines in property occupancy levels, resident fees and services affected by move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19.

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

The following table presents a reconciliation of net income to FFO and MFFO for the quarter and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income attributable to common stockholders	$(533)	$(1,738)	$(2,086)	$3,224
Adjustments:
Depreciation and amortization:
Continuing operations	12,641	14,378	37,585	39,376
Gain on sale of real estate:
Continuing operations	—	—	—	(1,074)
FFO adjustments attributable to noncontrolling interests:
Continuing operations	(45)	(48)	(142)	(143)
FFO adjustments from unconsolidated entities (1)	167	(51)	463	38
FFO attributable to common stockholders	12,230	12,541	35,820	41,421
Straight-line rent adjustments: (2)
Continuing operations	310	550	1,039	1,363
Amortization of premium for debt investments:
Continuing operations	(10)	(10)	(31)	(31)
Realized gain on extinguishment of debt: (3)
Continuing operations	—	—	—	35
Unrealized gain on investment in short term securities: (4)
Continuing operations	—	(5)	—	11
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	4	12	(3)	7
MFFO attributable to common stockholders	$12,534	$13,088	$36,825	$42,806
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,960	173,960
Net (loss) income per share (basic and diluted)	$(0.00)	$(0.01)	$(0.01)	$0.02
FFO per share (basic and diluted)	$0.07	$0.07	$0.21	$0.24
MFFO per share (basic and diluted)	$0.07	$0.08	$0.21	$0.25

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

Related Party Transactions

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

The following is a schedule as of September 30, 2021 of our fixed and variable rate debt maturities for the remainder of 2021, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2021	2022 (1)	2023	2024	2025	Thereafter	Total	Fair Value (2)
Fixed rate debt	$2,877	$282,122	$23,407	$20,675	$—	$—	$329,081	$330,000
Weighted average interest rate on fixed rate debt	4.29%	4.27%	4.65%	3.25%	—	—	4.23%
Variable rate debt	$—	$—	$—	$265,000	$—	$—	$265,000	$265,000
Average interest rate on variable rate debt	—	—	—	1.55 + LIBOR	—	—	1.55 + LIBOR

_____________

FOOTNOTE:

(1)
In October 2021, we repaid approximately $238.0 million of borrowings scheduled to mature in January 2022, using proceeds from the 2021 Term Loan Facility and Revolving Credit Facility, both of which mature in 2024.
(2)
The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2021. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to LIBOR rates as of September 30, 2021, considering the impact of our interest rate caps, would increase interest expense approximately $0.5 million and $1.4 million for the quarter and nine months ended September 30, 2021, respectively. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels.

As of September 30, 2021, the Company’s debt is comprised of approximately 55.4% in fixed rate debt, approximately 37.9% in variable rate debt with current interest rate protection and approximately 6.7% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our Term Loan Facility. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities – None

Issuer Purchases of Equity Securities – None

Secondary Sales of Registered Shares between Investors

During the nine months ended September 30, 2021 and 2020, there were approximately 681,000 shares and 50,000 shares transferred between investors, respectively, at an average sales price per share of approximately $4.12 and $5.80, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosure – Not Applicable

Item 5. Other Information – None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of November 2021.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)