Form 10-K
period 2021-12-31
CNL Healthcare Properties, Inc.
filed 2022-03-23
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ______

Commission file number: 000-54685

CNL Healthcare Properties, Inc. (Exact name of registrant as specified in its charter)

Maryland	27-2876363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  No ☒

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

There is currently no established public market for the registrant’s shares of common stock. Based on the Company’s $7.38 net asset value (“NAV”) per share as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $1.3 billion.

The number of shares of common stock of the registrant outstanding as of March 21, 2022 was 173,960,540.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share NAV of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

Advisor and Property Manager

We are externally managed and advised by CNL Healthcare Corp. (“Advisor”), an affiliate of CNL Financial Group, LLC (“Sponsor”). The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”). Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives and dispositions on our behalf pursuant to an advisory agreement. In May 2021, we extended the advisory agreement with our Advisor through June 2022 and effective with the renewal, reduced the asset management fee from 1.0% per annum to 0.8% per annum of average invested assets. For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data–Note 10. Related Party Arrangements.”

Seniors Housing Investment Focus and Strategy

We are currently invested in a geographically diversified portfolio of 71 seniors housing properties. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities. We had previously invested in 70 properties consisting of 63 medical office buildings, acute care and post-acute care properties and seven skilled nursing facilities. As described below under “Possible Strategic Alternatives,” we sold 69 properties between April 2019 and January 2021, discontinued marketing efforts on the remaining specialty hospital (the “Hurst Specialty Hospital”) in September 2020 and in March 2022, entered into a purchase and sale agreement for the sale of the Hurst Specialty Hospital. We view, manage and evaluate our portfolio homogeneously as one collection of healthcare assets with a common goal of maximizing revenues and property income regardless of the asset class or asset type.

As of December 31, 2021, our investment portfolio consisted of interests in 73 properties, comprising of 71 senior housing communities, the Hurst Specialty Hospital, and one vacant land parcel. Our strategy is to manage our seniors housing portfolio in a way that will allow us to provide stockholders with cash distributions; preserve, protect and return stockholders’ invested capital; and explore liquidity opportunities. The exploration of liquidity opportunities, such as the sale of either the Company or our assets, a potential merger, or the listing of our common shares on a national securities exchange, as further described below under “Possible Strategic Alternatives.”

We have primarily leased our seniors housing properties to wholly owned TRS entities and engaged independent third-party managers under management agreements to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). We have also leased certain of our seniors housing properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). The Hurst Specialty Hospital is leased on a triple-net basis to a third-party tenant. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Tenant Financial Difficulties” for additional information on Hurst Specialty Hospital. In addition, most of our investments are wholly owned, although, to a lesser extent, we invested through partnerships with other entities where we believed it was appropriate and beneficial.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic around the globe. Since the onset of the pandemic we have operated and continue to operate our communities through the disruptions and uncertainties of the pandemic, including disruptions from new variants of the virus during 2021. Average occupancy began to decline at the onset of the pandemic starting in the second half of March 2020 and trended lower through February 2021. We began to experience small occupancy gains each month starting in March 2021 as vaccines became available and regulatory move-in restrictions were lifted or relaxed. As monthly marginal occupancy gains continued, the rate of occupancy recovery during the latter part of 2021 was impacted by the arrival of the Delta and Omicron strands of the coronavirus during this time period. The spike in positive COVID-19 cases during the last half of 2021 and in January 2022 resulted in regulatory move-in restrictions at some of our communities and coupled with the seasonally cold temperatures, impacted the rate of move-ins and occupancy increases during this period. Starting in February 2022, we experienced a decline in positive COVID-19 cases in our communities and benefitted from relaxed COVID-19 restrictions by local authorities which contributed to an increase in tours and move-ins at our communities. We anticipate continued marginal occupancy improvements each month during the year ending December 31, 2022.

Despite the marginal increases in occupancy during 2021, we experienced higher than anticipated compression in property level NOI margins in the last half of 2021 due to increases in operating expenses. Labor costs increased at higher rates and particularly during Q3 and Q4 as increased wages in a tight labor market were coupled with increases in usage of agency temporary personnel to fill vacancies from staff required to quarantine due to testing positive during the Delta and Omicron spikes in the last half of 2021. The impact of rising inflation began to surface in the form of higher food costs and other operating expenses, which also contributed to margin compressions. We have begun implementing rate increases at our properties effective with renewals in 2022 which will result in an increase in revenues. COVID-19 positive cases amongst staff have begun to decline since the beginning of the year which we anticipate will reduce our use of agency labor during 2022. We anticipate that the rental rate increases will partially offset the increase in operating costs and will result in improved operating margins. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19” for further discussions on the impact of the COVID-19 pandemic on our financial position and results of operations.

The COVID-19 pandemic has had and may continue to have a material and adverse impact on our financial condition, results of operations and cash flows. The extent of the continued impact of COVID-19 on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at the current time as it depends on several factors beyond our control including, but not limited to (i) the severity and duration of the outbreak caused by new variants of the virus, (ii) the effectiveness and acceptance of vaccines, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery.

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

In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018. In addition, as part of executing on Possible Strategic Alternatives, our board of directors committed to a plan to sell 70 properties which included a portfolio of 63 properties (consisting of medical office buildings (“MOBs”), post-acute care facilities and acute care hospitals across the US), collectively (the “MOB/Healthcare Portfolio”) plus seven skilled nursing facilities. Through December 31, 2021, we sold 69 properties, received net sales proceeds of approximately $1,449.7 million and used the net sales proceeds to: (1) repay indebtedness secured by the properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution in May 2019 of approximately $347.9 million ($2.00 per share) to our stockholders and (4) retained net sales proceeds for other corporate purposes, because we were focused on maintaining balance sheet strength and liquidity during COVID-19 to enhance financial flexibility. In addition to declaring the special distribution in May 2019, effective with the second quarter of 2019, our board of directors adjusted our regular quarterly cash distribution to an amount equal to $0.0512 per share, compared to $0.1164 per share that had been in effect since the third quarter of 2017. The adjustment to our regular cash distributions was the result of a reduction in our remaining earnings base and operating cash flows given the associated impact of the sale of real estate on our operating cash flows. In September 2020, we decided to discontinue marketing for sale our Hurst Specialty Hospital, our remaining property that our board had committed to sell, due to financial difficulties experienced by the tenant of this property. In March 2022, we received an unsolicited offer and entered into a purchase and sale agreement for the Hurst Specialty Hospital with an unrelated third party for a gross sales price of $8.5 million and expect to close on the sale of the Hurst Specialty Hospital by the second quarter of 2022.

During the year ended December 31, 2020, we shifted our focus away from the pursuit of larger strategic alternatives to provide further liquidity to our stockholders due to the market and industry disruptions in the seniors housing sector from COVID-19. However, our Special Committee continued working and continues to work with our financial advisor to carefully study market data and potential options to determine suitable liquidity alternatives that are in the best interests of all of our stockholders.

Portfolio Overview

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on seniors housing real estate assets. Our healthcare investment portfolio is geographically diversified with properties in 26 states. The map below shows our current property allocations across geographic regions as of March 21, 2022:

The following table summarizes our remaining healthcare portfolio by asset class and investment structure as of March 21, 2022:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	17.3%
Seniors housing managed (2)(3)	56	1,458.9	81.0%
Seniors housing unimproved land	1	1.1	0.1%
Acute care leased (1)(4)	1	29.5	1.6%
	73	$1,800.5	100.0%

_____________

FOOTNOTES:

(1)
Properties that are leased to third-party tenants for which we report rental income and related revenues.
(2)
Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.
(3)
Includes five properties owned by Windsor Manor Joint Venture, which became wholly owned effective January 1, 2022. The joint venture was accounted for using the equity method through December 31, 2021.
(4)
In March 2022, we entered into a purchase and sale agreement relating to this property.

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

Distributions

In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. While we generally expect to pay distributions from cash flows provided by operating activities, we have covered and may in the future, cover periodic shortfalls between distributions paid and cash flows provided by operating activities from other sources; such as from cash flows provided by financing activities (“Other Sources”), a component of which could include borrowings, whether collateralized by our properties or unsecured, or net sales proceeds from the sale of real estate. We have not established any limit on the extent to which we may use borrowings to pay distributions, and there is no assurance we will be able to sustain distributions at any level. We will continue to monitor the extent of the impact of the disruptions from the COVID-19 pandemic on our cash flows from operations in determining the level of distributions going forward. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a table that presents total regular and special cash distributions declared and issued, and cash flows provided by operating activities for each quarter in the years ended December 31, 2021, 2020 and 2019.

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

Competition

Our tenants and operators compete with other properties that provide comparable services in their local markets. Tenants and operators compete for residents based on a variety of factors including, but not limited to: quality of care, reputation, location, service offerings, staff and price. Throughout the COVID-19 pandemic, seniors housing operators have experienced broad-based occupancy declines and as a result, we expect competition to continue in 2022 and beyond as operators attempt to fill unoccupied units.

Human Capital

We are externally managed and as such we do not have any employees. All of our executive officers are employees of the Advisor or one of its affiliates. We do not directly compensate our executive officers for services rendered to us.

Government Regulations

Our business is subject to laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.

Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we own properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state, and local laws may require us to modify any properties we own, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected.

Healthcare Regulatory Matters

Ownership and operation of certain senior housing properties are subject, directly and indirectly, to substantial federal, state and local government healthcare laws and regulations. The failure by our tenants or operators to comply with these laws and regulations could adversely affect the successful operation of our properties. For example, most senior housing facilities are subject to state licensing and registration laws. In granting and renewing these licenses, the state regulatory agencies consider numerous factors relating to a property’s physical plant and operations, including, but not limited to, admission and discharge standards, staffing, and training. A decision to grant or renew a license is also affected by a property owner’s record with respect to patient and consumer rights, medication guidelines, and rules. In addition, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically. Compliance with these regulations is mandatory for healthcare providers, such as, in some cases, our tenants and operators. The cost of compliance with these regulations may have a material adverse effect on the business, financial condition or results of operations of our tenants or operators and, therefore, may adversely affect us. We intend for all of our business activities and operations, as well as the business activities and operations of our tenants and operators, to conform in all material respects with all applicable laws and regulations, including healthcare laws, regulations and licensing requirements.

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

Taxation

The following summary of the U.S. federal income taxation of the Company and the material U.S. federal income tax consequences to the holders of our equity securities is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding our securities as part of a hedging, integrated conversion, or constructive sale transaction or a straddle, persons subject to special tax accounting rules under Section 451(b) of the Code (as hereinafter defined), traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and foreign corporations and persons who are not citizens or residents of the U.S.).

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

As a REIT, we generally will not be subject to U.S. federal corporate income taxes on that portion of our ordinary income or capital gain we distribute currently to our stockholders, because the REIT provisions of the Code generally allow a REIT to deduct distributions, which are taxable dividends, paid to its stockholders. This substantially eliminates the U.S. federal double taxation on earnings (taxation at both the corporate level and stockholder level) that usually results from an investment in a corporation. With limited exceptions, dividends from us or from other entities that are taxed as REITs are generally not eligible for the capital gain rate and will continue to be taxed at rates applicable to ordinary income. Commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) is reduced for U.S. stockholders (as hereinafter defined) of our common stock that are individuals, estates or trusts by permitting such stockholders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Such deduction results in a maximum effective rate of regular U.S. federal income tax on ordinary REIT dividends of 29.6% through 2025 (as compared to the 20% maximum U.S. federal income tax rate applicable to qualified dividend income received from a non-REIT corporation).

Any net operating losses ("NOLs"), foreign tax credits and other tax attributes generally do not pass through to our stockholders, subject to special rules for certain items such as the capital gains that we recognize.

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

Commencing in taxable years beginning after December 31, 2017, section 163(j) of the Code limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation in such subsequent year. “Adjusted taxable income” is determined without regard to certain deductions, including those for net interest expense, NOL carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the limitation based on adjusted taxable income does not apply to a “real property trade or business” within the meaning of section 469(c)(7)(C) of the Code, which generally includes real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage trade or business. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system (“ADS”) under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. Under guidance issued by the U.S. Department of the Treasury, our leasing, management and operation of our healthcare facilities and buildings should constitute a real property trade or business, and as of the taxable year beginning on January 1, 2018, we elected not to have the interest deduction limitation apply to our trade or business. Thus, we currently are not subject to the foregoing limitation on deductibility of net interest expense. However, we must depreciate depreciable real property (and certain improvements) under ADS. If, however, the election is determined not to be available with respect to all or certain of our business activities, the new interest deduction limitation could result in us having more REIT taxable income and thus increasing the amount of distributions we must make to comply with the REIT requirements and avoid incurring corporate level tax.

Even if we qualify for taxation as a REIT, however, we will be subject to U.S. federal income taxation as follows:

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
•
The earnings of our TRSs are subject to U.S. federal corporate income tax. In addition, a 100% excise tax will be imposed on the REIT and a corporate level tax on the TRS for transactions between a TRS and the REIT that are deemed not to be conducted on an arm’s length basis.

In addition, we and our subsidiaries may be subject to a variety of taxes, including state and local property and other taxes, on our assets and operations. We could also be subject to tax in situations and on transactions not presently contemplated.

Requirements for Qualification as a REIT. Our qualification as a REIT has depended upon and will continue to depend upon our meeting and continuing to meet the requirements discussed below relating to our organization, sources of income, nature of assets and distributions of income to our stockholders.

Organizational Requirements. In order to qualify for taxation as a REIT under the Code we must meet tests regarding our income and assets described below and we must (i) be a corporation, trust or association that would be taxable as a domestic corporation but for the REIT provisions of the Code; (ii) be managed by one or more trustees or directors; (iii) have our beneficial ownership evidenced by transferable shares; (iv) not be a financial institution or an insurance company subject to special provisions of the U.S. federal income tax laws; (v) use a calendar year for U.S. federal income tax purposes; (vi) have at least 100 stockholders for at least 335 days of each taxable year of 12 months or during a proportionate part of a taxable year of less than 12 months; and (vii) not be closely held, as defined for purposes of the REIT provisions of the Code.

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

For purposes of the requirements described herein, any corporation that is a qualified REIT subsidiary of ours will not be treated as a corporation separate from us for U.S. federal income tax purposes and all assets, liabilities and items of income, deduction and credit of our qualified REIT subsidiaries will be treated as our assets, liabilities and items of income, deduction and credit for such purposes. A qualified REIT subsidiary is a corporation, other than a TRS (described below under “— Operational Requirements — Asset Tests”), of which all of its capital shares are owned by a REIT.

In the case of a REIT that is a partner in an entity treated as a partnership for U.S. federal income tax purposes, the REIT is treated as owning its proportionate share, based on its capital interest, of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the requirements described herein. In addition, the character of the assets and gross income of the partnership will retain the same character in the hands of the REIT for purposes of the REIT requirements, including the asset and income tests described below. As a result, our proportionate share, based on our capital interest, of the assets, liabilities and items of income any partnership and of any other partnership, joint venture, limited liability company or other entity treated as a partnership for U.S. federal income tax purposes in which we or the operating partnership have an interest, will be treated as our assets, liabilities and items of income.

The operating partnership since its formation has been treated as an entity disregarded as separate from us for U.S. federal income tax purposes. Thus, all of the operating partnership’s assets, liabilities and activities are treated as our assets, liabilities and activities for U.S. federal income tax purposes. It is not anticipated that additional interests in the operating partnership will be issued to a third party in a manner that would cause the operating partnership to cease being treated as an entity disregarded as separate from us for U.S. federal income tax purposes.

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

We may, from time to time, enter into hedging transactions with respect to interest rate exposure. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, and options. To the extent that we or a pass-through subsidiary enters into a hedging transaction (i) to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets, or (ii) for taxable years beginning after December 31, 2015, new hedging transactions entered into to hedge the income or loss from prior hedging transactions, where the property or indebtedness which was the subject of the prior hedging transaction was extinguished or disposed of, and the instrument is properly identified as a hedge along with the risk it hedges within prescribed time periods, any periodic income from the instrument, or gain from the disposition of such instrument, would be excluded altogether from the 95% Income Test or the 75% Income Test.

To the extent that we hedge in certain other situations, the resultant income will be treated as income that does not qualify under the 75% Income Test or the 95% Income Test, provided that certain requirements are met. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. We may conduct some or all of our hedging activities through a TRS or other corporate entity, the income from which may be subject to federal, state, and/or local income tax, rather than by participating in the arrangements directly or through pass-through subsidiaries. No assurance can be given, however, that our hedging activities will not give rise to income that does not qualify for purposes of either or both of the REIT income tests, or that our hedging activities will not adversely affect our ability to satisfy the REIT qualification requirements.

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

•
First, at least 75% of the value of our total assets must be represented by real estate assets, cash, cash items and government securities. The term “real estate assets” includes real property, mortgages on real property, shares of common stock in other qualified U.S. REITs, property attributable to the temporary investment of new capital as described above and a proportionate share of any real estate assets owned by a partnership in which we are a partner or of any qualified REIT subsidiary of ours. For taxable years beginning after December 31, 2015, the term “real estate assets” also includes debt instruments of publicly offered REITs, personal property securing a mortgage secured by both real property and personal property if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property, and personal property leased in connection with a lease of real property for which the rent attributable to personal property is not greater than 15% of the total rent received under the lease.
•
Second, no more than 25% of our total assets may be represented by securities other than those in the 75% asset class.
•
Third, of the investments included in the 25% asset class, the value of any one issuer’s securities that we own may not exceed 5% of the value of our total assets. Additionally, we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities. Such asset tests do not apply to securities of a TRS. The term “securities” also does not include the equity or debt securities of a qualified REIT subsidiary of ours or an equity interest in any entity treated as a partnership for U.S. federal income tax purposes.
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

Independent appraisals are not necessarily obtained by us to support our conclusions as to the value of our total assets or the value of any particular security or securities for purposes of these operational requirements. Moreover, values of some assets may not be susceptible to a precise determination, and values are subject to change in the future. Furthermore, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. Accordingly, there can be no assurance that the IRS will not contend that our interests in our subsidiaries or in the securities of other issuers will not cause a violation of the REIT asset tests.

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

Operational Requirements — Annual Distribution Requirement. In order to be taxed as a REIT, we are required to make cash or taxable property distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income (computed without regard to the dividends paid deduction and our net capital gain and subject to certain other potential adjustments) for all tax years. While we must generally make distributions in the taxable year to which they relate, we may also make distributions in the following taxable year if (i) they are declared before we timely file our U.S. federal income tax return for the taxable year in question and (ii) they are paid on or before the first regular distribution payment date after the declaration.

Even if we satisfy the foregoing distribution requirement and, accordingly, continue to qualify as a REIT for tax purposes, we will still be subject to U.S. federal income tax on the excess of our net capital gain and our REIT taxable income, as adjusted, over the amount of distributions to stockholders.

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

We intend to make timely distributions sufficient to satisfy this requirement; however, it is possible we may experience timing differences between (i) the actual receipt of income and payment of deductible expenses, and (ii) the inclusion of that income and deduction of those expenses for purposes of computing our taxable income. Further, income generally must be accrued for U.S. federal income tax purposes no later than the taxable year in which such income is take into account as revenue in our financial statements, which could create a mismatch between our taxable income and the actual receipt of cash attributable to such income. It is also possible we may be allocated a share of net capital gain attributable to the sale of depreciated property by any partnership in which we own an interest, that exceeds our allocable share of cash attributable to that sale. In those circumstances, we may have less cash than is necessary to meet our annual distribution requirement or to avoid income or excise taxation on undistributed income.

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

•
We would be required to pay the U.S. federal income tax on the undistributed gains;
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

In computing our taxable income, we use the accrual method of accounting and depreciate depreciable property under the ADS. We are required to file an annual U.S. federal income tax return, which, like other corporate returns, is subject to examination by the IRS. Because the tax law requires us to make many judgments regarding the proper treatment of a transaction or an item of income or deduction, it is possible that the IRS will challenge positions we take in computing our taxable income and our distributions.

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

To the extent of its taxable income, a TRS is subject to U.S. federal income tax at the regular corporate rate and also may be subject to state and local taxation. Any distributions paid or deemed paid by any one of our TRSs also will be subject to tax, either (i) to us if we do not pay the distributions received to our stockholders as distributions, or (ii) to our stockholders if we do pay out the distributions received to our stockholders. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT or to the REIT’s tenants that are not conducted on an arm’s-length basis. We may hold more than 10% of the stock of a TRS without jeopardizing our qualification as a REIT notwithstanding the rule described above under “— Requirements for Qualification as a REIT — Operational Requirements — Asset Tests” that generally precludes ownership of more than 10% (by vote or value) of any issuer’s securities.

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

Sale-Leaseback Transactions. We normally intend to treat our property leases as true leases for U.S. federal income tax purposes. However, depending on the terms of any specific transaction, the IRS might take the position that the transaction is not a true lease but is more properly treated in some other manner. If such re-characterization were successful, we would not be entitled to claim the depreciation deductions available to an owner of the property. In addition, the re-characterization of one or more of these transactions might cause us to fail to satisfy the Asset Tests or the REIT income tests described above based upon the asset we would be treated as holding or the income we would be treated as having earned and such failure could result in our failing to qualify as a REIT.

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

Taxation of Taxable U.S. Stockholders

Definition. In this section, the phrase “U.S. stockholder” means a holder of our common stock that for U.S. federal income tax purposes is:

•
a citizen or resident of the U.S.;
•
a corporation or other entity treated as a corporation for U.S. federal income tax purposes created or organized in or under the laws of the U.S. or of any political subdivision thereof;
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

For any taxable year for which we qualify for taxation as a REIT, amounts distributed to, and gains realized by, taxable U.S. stockholders with respect to our common stock generally will be taxed for U.S. federal income tax purposes as described below.

Distributions Generally. Distributions paid to U.S. stockholders, other than capital gain distributions discussed below, made out of our current or accumulated E&P will be taxable to the stockholders as ordinary income for U.S. federal income tax purposes. These distributions are not eligible for the dividends received deduction generally available to corporations. In addition, with limited exceptions, these distributions are not eligible for taxation at the preferential income tax rates currently in effect for qualified dividends received by U.S. stockholders that are individuals, trusts and estates from taxable C corporations. However, non-corporate stockholders may generally deduct 20% of the aggregate amount of ordinary REIT dividends distributed by us (other than “capital gain dividends” or “qualified dividend income”) for taxable years beginning after December 31, 2017 and before January 1, 2026, thereby reducing the maximum effective tax rate applicable to REIT ordinary dividends to 29.6% (assuming the current maximum individual income tax rate of 37% applies). Stockholders that are individuals, trusts or estates however, may be taxed at the preferential rates currently in effect (assuming the relevant holding periods have been met) on dividends designated by and received from us to the extent that the dividends are attributable to (i) income retained by us in the prior taxable year on which we were subject to corporate level income tax (less the amount of tax), (ii) dividends received by us from taxable C corporations, including any dividends we may receive from a TRS, or (iii) income in the prior taxable year from the sales of “built-in gain” property acquired by us from C corporations in carryover basis transactions (less the amount of corporate tax on such income).

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

Distributions to U.S. stockholders that we properly designate as capital gain distributions normally will be treated as long-term capital gains to the extent they do not exceed our actual net capital gain for the taxable year without regard to the period for which the U.S. stockholder has held his or her shares of common stock and, for taxable years beginning after December 31, 2015, may not exceed our distributions paid for the taxable year, including distributions paid the following year that are treated as paid in the current year. A corporate U.S. stockholder might be required to treat up to 20% of some capital gain distributions as ordinary income. Long-term capital gains are generally taxable at preferential rates in the case of stockholders who are individuals, estates, and trusts. Capital gains attributable to the sale of depreciable real property held for more than 12 months are subject to a 25% maximum U.S. federal income tax rate for taxpayers who are individuals, to the extent of previously claimed depreciation deductions (unrecaptured Section 1250 gains). See “— Requirements for Qualification as a REIT — Operational Requirements — Annual Distribution Requirement” for the treatment by U.S. stockholders of net long-term capital gains that we elect to retain and pay tax on.

Certain Dispositions of Our Common Stock. In general, capital gains recognized by individuals upon the sale or disposition of shares of our common stock will be subject to tax at the U.S. federal capital gains rate if such shares of common stock are held for more than 12 months, and will be taxed at ordinary income rates if such shares of common stock are held for 12 months or less. Gains recognized by stockholders that are corporations are subject to U.S. federal income tax at a current flat rate of 21%, whether or not classified as long-term capital gains. Capital losses recognized by a stockholder upon the disposition of a share of our common stock held for more than one year at the time of disposition will be considered long-term capital losses, and are generally available only to offset capital gain income of the stockholder but not ordinary income (except in the case of individuals, trusts and estates who may offset up to $3,000 of ordinary income each year). In addition, any loss upon a sale or exchange of shares of common stock by a stockholder who has held such shares of common stock for six months or less, after applying holding period rules, will be treated as a long-term capital loss to the extent of distributions received from us that are required to be treated by the stockholder as long-term capital gain. In addition, under the so-called “wash sale” rules (as defined in the Code), all or a portion of any loss that a stockholder realizes upon a taxable disposition of shares of common stock may be disallowed if the stockholder purchases (including through our Reinvestment Plan) other shares of our stock (or stock substantially similar to our stock) within 30 days before or after the disposition.

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

In certain circumstances, a pension trust that owns more than 10% of our stock could be required to treat a percentage of the dividends as UBTI if we are a “pension-held REIT.” We will not be a pension-held REIT unless (i) we are required to look through one or more of our pension trust stockholders in order to satisfy the REIT “closely-held” test, and (ii) either (A) one pension trust owns more than 25% of the value of our stock, or (B) one or more pension trusts, each individually holding more than 10% of the value of our stock, collectively owns more than 50% of the value of our stock. Certain restrictions on ownership and transfer of our stock generally should prevent a tax-exempt entity from owning more than 10% of the value of our stock and generally should prevent us from becoming a pension-held REIT. Tax-exempt stockholders are urged to consult their tax advisors regarding the U.S. federal, state, local and foreign income and other tax consequences of owning our common stock.

For social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from U.S. federal income taxation under sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the Code, respectively, income from an investment in our shares will generally constitute UBTI unless the stockholder in question is able to deduct amounts set aside or placed in reserve for certain purposes so as to offset the UBTI generated. Any such organization that is a prospective stockholder should consult its own tax advisor concerning these set aside and reserve requirements, and regarding the treatment of distributions to such organization.

Special Tax Considerations for Non-U.S. Stockholders

The rules governing U.S. federal income taxation of non-resident alien individuals, foreign corporations and other foreign stockholders, which we refer to collectively as “Non-U.S. stockholders,” are complex. The following discussion is intended only as a summary of these rules. Non-U.S. stockholders should consult with their own tax advisors to determine the impact of U.S. federal, state and local income tax laws on an investment in our common stock, including any reporting requirements as well as the tax treatment of the investment under the tax laws of their home country.

Ordinary Dividends. The portion of distributions received by Non-U.S. stockholders payable out of our E&P which are not attributable to our capital gains and which are not effectively connected with a U.S. trade or business of the Non-U.S. stockholder will be subject to U.S. withholding tax at the rate of 30%, unless reduced or eliminated by treaty.

In general, Non-U.S. stockholders will not be considered to be engaged in a U.S. trade or business solely as a result of their ownership of our common stock. In cases where the distribution income from a Non-U.S. stockholder’s investment in our common stock is, or is treated as, effectively connected with the Non-U.S. stockholder’s conduct of a U.S. trade or business, the Non-U.S. stockholder generally will be subject to U.S. federal income tax at graduated rates, in the same manner as U.S. stockholders are taxed with respect to such distributions, such income must generally be reported on a U.S. federal income tax return filed by or on behalf of the Non-U.S. stockholder, and the income may also be subject to the 30% branch profits tax in the case of a Non-U.S. stockholder that is a corporation.

Non-Dividend Distributions. Unless our common stock constitutes a U.S. real property interest (“USRPI”), distributions by us which are not distributions out of our E&P will not be subject to U.S. federal income tax. If it cannot be determined at the time at which a distribution is made whether or not the distribution will exceed current and accumulated E&P, the distribution will be subject to withholding at the rate applicable to distributions. However, the Non-U.S. stockholder may seek a refund from the IRS of any amounts withheld if it is subsequently determined that the distribution was, in fact, in excess of our current and accumulated E&P. If our common stock constitutes a USRPI, as described below, distributions by us in excess of the sum of our E&P plus the stockholder’s basis in shares of our common stock will be taxed under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) at the rate of tax, including any applicable capital gains rates, that would apply to a U.S. stockholder of the same type (e.g., an individual or a corporation, as the case may be), and the collection of the tax will be enforced by a refundable withholding at a rate of 15% of the amount by which the distribution exceeds the stockholder’s share of our E&P.

Capital Gain Distributions. Under FIRPTA, subject to the following exception, distributions that are sourced from capital gains from dispositions of USRPIs will be treated as income that is effectively connected with a U.S. trade or business of the Non-U.S. stockholder without regard to whether the distribution is designated as a capital gain distribution and shall be subject to a 21% withholding tax. As an exception, a distribution sourced from capital gains from dispositions of USRPIs will generally not be treated as income that is effectively connected with a U.S. trade or business, and will instead be treated the same as an ordinary distribution from us (see “— Special Tax Considerations for Non-U.S. Stockholders — Ordinary Dividends”), if (i) the capital gain distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S., and (ii) the recipient Non-U.S. stockholder does not own more than 10% of that class of stock at any time during the taxable year in which the capital gain distribution is received. We do not anticipate our common stock satisfying the “regularly traded” requirement, and in such cases distributions that are sourced from capital gains from dispositions in USRPIs generally would be taxable to a Non-U.S. stockholder under FIRPTA. Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a Non-U.S. stockholder that is a corporation. A distribution is not a USRPI capital gain if we held the underlying asset solely as a creditor. Capital gain distributions received by a Non-U.S. stockholder from a REIT that are not USRPI capital gains are generally not subject to U.S. federal income tax, but may be subject to U.S. federal withholding tax. Distributions, to “qualified foreign pension funds” or entities all of the interests of which are held by “qualified foreign pension funds” are exempt from U.S. federal income tax under FIRPTA. Non-U.S. stockholders should consult their tax advisors regarding the application of these rules.

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

Dispositions of Our Common Stock. Unless our common stock constitutes a USRPI, a sale of our common stock by a Non-U.S. stockholder generally will not be subject to U.S. federal income tax under FIRPTA. Our common stock will not be treated as a USRPI if less than 50% of our assets throughout a prescribed testing period consist of interests in real property located within the U.S., excluding, for this purpose, interests in real property solely in a capacity as a creditor.

Even if the foregoing test is not met, our common stock nonetheless will not constitute a USRPI if we are a “domestically controlled REIT.” A “domestically controlled REIT” is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares of common stock is held directly or indirectly by Non-U.S. stockholders. We currently anticipate that we will be a domestically controlled REIT and, therefore, the sale of our common stock should not be subject to taxation under FIRPTA. However, we cannot assure you that we are or will continue to be a domestically controlled REIT.

If we were not a domestically controlled REIT, whether a Non-U.S. stockholder’s sale of our common stock would be subject to tax under FIRPTA as a sale of a USRPI would depend on whether our common stock were “regularly traded” on an established securities market and on the size of the selling stockholder’s interest in us.

In addition, even if we are a domestically controlled REIT, upon disposition of our common stock (subject to the exception applicable to “regularly traded” stock described above), a Non-U.S. stockholder may be treated as having gain from the sale or exchange of a USRPI if the Non-U.S. stockholder (i) disposes of our common stock within a 30-day period preceding the ex-dividend date of distribution, any portion of which, but for the disposition, would have been treated as gain from the sale or exchange of a USRPI and (ii) acquires, or enters into a contract or option to acquire, other shares of our common stock within 30 days after such ex-dividend date.

If the gain on the sale of shares of common stock were subject to taxation under FIRPTA, a Non-U.S. stockholder would be subject to the same treatment as a U.S. stockholder with respect to the gain, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of non-resident alien individuals.

Gain from the sale of our common stock that would not otherwise be subject to FIRPTA will nonetheless be taxable in the U.S. to a Non-U.S. stockholder in two cases: (i) if the Non-U.S. stockholder’s investment in our common stock is effectively connected with a U.S. trade or business conducted by such Non-U.S. stockholder, the Non-U.S. stockholder will be subject to the same treatment as a U.S. stockholder with respect to such gain; or (ii) if the Non-U.S. stockholder is a nonresident alien individual who was present in the U.S. for 183 days or more during the taxable year and has a “tax home” (as defined in the Code) in the U.S., the nonresident alien individual will be subject to a 30% U.S. federal tax on the individual’s capital gain.

Information Reporting Requirements and Backup Withholding for Non-U.S. Holders. Non-U.S. stockholders should consult their tax advisors with regard to U.S. information reporting and backup withholding requirements under the Code. We will provide you with an annual Form 1042-S, if required, by March 15 following the end of our fiscal year.

Statement of Share Ownership

We are required to demand annual written statements from the record holders of designated percentages of our common stock disclosing the actual owners of the shares of common stock. Any record stockholder who, upon our request, does not provide us with required information concerning actual ownership of the shares of common stock is required to include specified information relating to his or her shares of common stock in his or her U.S. federal income tax return. We also must maintain, within the Internal Revenue District in which we are required to file our U.S. federal income tax return, permanent records showing the information we have received about the actual ownership of our common stock and a list of those Persons failing or refusing to comply with our demand.

Other Tax Considerations

Payments to Certain Foreign Financial Entities and Other Foreign Entities. U.S. federal withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-U.S. entities receiving payments on your behalf, including distributions in respect of shares of our stock, if you or such institutions fail to comply with certain due diligence and other reporting rules as set forth in Treasury Regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Withholding currently applies to payments of dividends and the IRS has advised that future guidance may provide that certain other payments made to or by certain foreign financial institutions may be subject to a 30% U.S. federal withholding tax. Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes with respect to such dividends will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the U.S. and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. federal withholding taxes and the application of the Treasury Regulations in light of your particular circumstances.

Partnership Audit Rules. Generally effective for partnership tax years beginning after December 31, 2017, for U.S. federal income tax purposes, subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) generally is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. It is possible that this rule could result in partnerships in which we directly or indirectly invest being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we, as a REIT, may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment.

Legislative or Other Actions Affecting REITs. Current and prospective holders of our stock should recognize the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our stock.

U.S. State and Local Taxes. We and our subsidiaries and stockholders may be subject to U.S. state and local taxation in various jurisdictions including those in which we or they transact business, own property or reside. We own properties located in numerous jurisdictions within the U.S., and may be required to file tax returns in some or all of those jurisdictions. Our U.S. state and local tax treatment and that of our stockholders may not conform to the U.S. federal income tax treatment discussed above.

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

Risks Related to The Company’s Business

The ongoing COVID-19 pandemic has had an adverse effect on, and likely will continue to adversely affect, the Company’s business, results of operations and financial condition.

The COVID-19 pandemic has resulted in a decline in occupancy, resident fees, and revenues, and coupled with an increase in COVID-19 operating expenses, has had a negative impact on results of operations and cash flow from operations at the Company’s senior communities. The magnitude of impact of COVID-19 on the Company’s business, results from operations, financial condition, liquidity and cash flows will depend on many factors, many of which cannot be foreseen, including: the ultimate duration of the pandemic; the severity of COVID-19 on seniors generally and those living in seniors housing communities specifically; the continued emergence of additional variants, including Delta and Omicron; vaccine-mandates and their impacts on staffing shortages; continued issues with the supply chain and availability and cost of goods; and consumer sentiment regarding the safety of seniors housing communities during and after the pandemic which may impact demand for seniors housing communities.

The Company is currently invested in a geographically diversified portfolio of seniors housing properties. As of December 31, 2021, the Company’s investment portfolio consisted of interests in 73 properties, comprising of 71 senior housing communities, the Hurst Specialty Hospital and one vacant land parcel. Of the Company’s 71 seniors housing communities, 15 properties were leased to third party tenants under NNN leases and the remaining 56 properties were managed through third party operators, including five seniors housing communities owned through the Company’s unconsolidated joint venture.

The COVID-19 pandemic has subjected the Company’s business, operations, and financial condition to a number of risks, including, but not limited to, those discussed below:

•
Risks Related to Revenue: The Company’s revenues and its operators’ revenues are dependent on occupancy. The Company’s seniors housing communities have experienced a decline in occupancy during COVID-19. In addition to the impact of increases in mortality rates on occupancy of the Company’s seniors housing communities, the ongoing COVID-19 pandemic has prevented prospective occupants and their families from visiting the Company’s facilities and limited the ability of new occupants to move into the Company’s facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic on occupancy remain uncertain, occupancy of the Company’s seniors housing communities and properties leased to the Company’s tenants on a NNN basis could further decrease. Such a decrease could affect the Company’s net operating income and the ability of the Company’s tenants to make contractual payments.
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
•
Risks Related to Operations: The Company’s ability to repay any outstanding debt and make distributions to stockholders depends upon the ability of its tenants to make payments to the Company, and their ability to make these payments depends primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on the Company’s properties. Across all of the Company properties, the Company and its operators have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting the Company’s properties and its operations, additional health and safety measures adopted by the Company and its operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to Company’s efforts to procure PPE and supplies on behalf of its operators, and increased costs and availability of goods as a result of inflation and supply chain interruptions. Such operational costs may increase in the future based on the duration and severity of the pandemic, the introduction of additional public health regulations and continued inflation and supply chain factors. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing employees during the COVID-19 pandemic. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, the Company’s operations or those of its operators or tenants may be adversely impacted if a significant number of the Company’s employees or those of its operators or tenants, contract COVID-19, or if, as a result of vaccine mandates, current employees quit or there are challenges hiring new employees. Although the Company continues to undertake extensive efforts to ensure the safety of the Company’s properties, employees and residents and to provide operator support in this regard, the impact of the COVID-19 pandemic on the Company’s facilities could result in additional operational costs and reputational and litigation risk to the Company and its operators. As a result of the COVID-19 pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims related to COVID-19. The Company’s exposure to COVID-19 related litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, the Company is facing increased operational challenges and costs resulting from the impacts of inflation and logistical challenges such as supply chain interruptions and staffing shortages.
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

In April 2018, the Company’s board of directors formed a special committee consisting solely of independent directors (“Special Committee”) to consider possible strategic alternatives to provide liquidity to the Company’s stockholders. In connection with its consideration of Possible Strategic Alternatives, the board of directors suspended both the Company’s Reinvestment Plan and Redemption Plan effective July 11, 2018 and committed to a plan to sell 70 properties consisting of medical office buildings, acute-care properties, post-acute care properties and skilled nursing facilities.

Between April 2019 and December 2020, the Company sold 68 of these properties resulting in net proceeds to the Company of approximately $1,442.3 million. The Company used the net sales proceeds to: (1) repay indebtedness secured by or allocated to the sold properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution of $347.9 million to stockholders and (4) for other corporate purposes. In September 2020, the Company decided to discontinue marketing for sale its Hurst Specialty Hospital due to financial difficulties experienced by the tenant of this property. In January 2021, the Company sold its last remaining acute care property classified as assets held for sale. As of December 31, 2021, the Company’s investment portfolio consisted of interests in 73 properties, comprising of 71 senior housing communities, the Hurst Specialty Hospital and one vacant land parcel.

Our Special Committee continues to actively work with our financial advisor to identify potential strategic options, which may include other transactions to provide stockholders with liquidity for their investment. The COVID-19 pandemic and general macroeconomic conditions have adversely affected the real estate market for properties like those currently owned by the Company. Valuations of properties have declined as a result of changes in operating income, lower estimates of earnings growth, and an expansion of capitalization rates. Additionally, rising interest rates in a high inflation environment may adversely impact the valuation of the Company’s assets as debt capital available to potential buyers becomes more expensive. As a result, the Company may have to own and operate its remaining properties if and until market conditions improve. Even if the Company consummates a liquidity event, the Company cannot guarantee that the Company will be able to liquidate all of the Company’s remaining assets on favorable terms, if at all. The timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which its investments are located and federal income tax effects on stockholders that may prevail in the future.

If the Company is unable to consummate a liquidity event or delays such a transaction due to market conditions, the Company’s common stock may continue to be illiquid and investors may, for an indeterminate period of time, be unable to convert investor shares to cash easily, if at all, and could suffer losses on an investment in the Company’s shares.

In determining the Company’s estimated NAV per share, the Company primarily relied upon a valuation of the Company’s portfolio of properties and debt as of December 31, 2021. Valuations and appraisals of the Company’s properties and outstanding debt are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties. Therefore, the Company’s estimated NAV per share may not reflect the amount that would be realized upon a sale of each of the Company’s properties.

For the purposes of calculating the Company’s estimated NAV per share, the Company retained an independent third-party valuation firm as valuation expert to determine the Company’s estimated NAV per share and the value of the Company’s properties and debt as of December 31, 2021. The valuation methodologies used to estimate the NAV of the Company’s shares as well as the value of the Company’s properties and outstanding debt involved certain subjective judgments, including but not limited to, discounted cash flow analyses and the direct capitalization approach for wholly owned and partially owned properties. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond the Company’s control. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of the Company’s properties and the Company’s investments in real estate-related assets may not correspond to the realizable value upon a sale of those assets. In addition, reduced occupancy levels at the Company’s properties, as well as disruptions in the financial markets or deteriorating economic conditions that differ from what the Company anticipated at the time the Company acquired the properties could result in decreased values for such properties. As a result, the value of the Company’s real estate investments could decrease below the amounts the Company paid for the investments and also adversely affect NAV.

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

Costs to seniors associated with certain types of the seniors housing properties the Company acquires generally are not reimbursable under government reimbursement programs such as Medicaid and Medicare. A significant majority of the resident fee revenues generated by the Company’s properties are derived from private payment sources consisting of income or assets of residents or their family members. Only seniors with income or assets meeting or exceeding certain standards can typically afford to pay the Company’s daily resident and service fees and, in some cases, entrance fees. Economic downturns such as the one recently experienced in the U.S., reductions, or declining growth of government entitlement programs, such as social security benefits, inflation, or stock market volatility could adversely affect the ability of seniors to afford the fees for the Company’s seniors housing properties. If the Company’s tenants or managers are unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations for these properties could decline, which, in turn, could have a material adverse effect on the Company’s business.

Inflation could adversely impact the operating expenses of our tenants and operators.

Inflation, both real or anticipated as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services to our tenants and operators. Increased operating costs could have an adverse impact if operating expenses exceed the pace of increases in revenue at our operating properties. Similarly, if increases in tenants' operating expenses exceed increases in their revenue, this may adversely affect our tenants’ ability to pay rent owed to us. An increase in our tenants’ expenses and a failure of their revenues to increase at least with inflation could adversely impact our tenants’ and our financial condition and our results of operations.

Inflation could rise at rates that outpace contractual or actual increases in rental income.

Our long-term leases typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation. If the contractual or actual increases in rental income we receive from our operators do not keep pace with a rise in inflation, our financial condition and our results of operations could be adversely impacted.

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

The Company is not registered and does not intend to register the Company or any of its subsidiaries, as an investment company under the Investment Company Act. If the Company or any of its subsidiaries becomes obligated to register as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

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

Risks Related to Conflicts of Interest and the Company’s Relationships with Its Advisor and Its Affiliates

The Advisor and its affiliates, including all of the Company’s executive officers and affiliated directors, face conflicts of interest as a result of their compensation arrangements with the Company, which could result in actions that are not in the best interest of the Company’s stockholders.

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
•
whether the Company seeks to internalize its management functions, which could result in it retaining some of the Advisor’s and its affiliates’ key officers for compensation that is greater than that which they currently earn or which could require the Company to make additional payments to the Advisor or its affiliates to purchase the assets and operations of the Advisor and its affiliates performing services for the Company;
•
the listing of, or other liquidity event with respect to, the Company’s shares, which may entitle the Advisor to a subordinated incentive fee.

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

If the Company internalizes the Company’s management functions, an interest in the Company could be diluted, the Company could incur other significant costs associated with being self-managed, and the Company may not be able to retain or replace key personnel and may have increased exposure to litigation.

The Company may internalize management functions provided by the Advisor and its affiliates. The Company’s board of directors may decide in the future to acquire assets and personnel from the Advisor or its affiliates for consideration that would be negotiated at that time. However, as a result of the non-solicitation clause in the advisory agreement, generally the acquisition of Advisor personnel would require the prior written consent of the Advisor. There can be no assurances that the Company will be successful in retaining the Advisor’s key personnel in the event of an internalization transaction. In the event the Company acquires the Advisor, the Company cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes, and shares of the Company’s stock. The payment of such consideration could reduce the percentage of the Company’s shares owned by the Company's current stockholders and could reduce the net income per share and FFO per share attributable to their current stockholdings.

In addition, the Company may issue equity awards to officers and consultants, which would reduce the percentage of the Company's shares owned by the Company's current stockholders, increase operating expenses and decrease net income and FFO. The Company cannot reasonably estimate the amount of fees to the Advisor and other affiliates the Company would save, and the costs it would incur, if the Company acquired these entities. If the expenses the Company assumes as a result of an internalization are higher than the expenses the Company avoids paying to the Advisor and other affiliates, its net income per share and FFO per share would be lower than they otherwise would have been had the Company not internalized management functions.

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

The Advisor sub-contracts with affiliated or unaffiliated service providers for the performance of substantially all of its advisory services. The Advisor has engaged affiliates of the Sponsor to perform certain services on its behalf pursuant to agreements to which the Company is not a party. As a result, the Company is not in privity of contract with any such service provider and, therefore, such service provider has no direct duties, obligations, or liabilities to the Company. In addition, the Company has no right to any indemnification to which the Advisor may be entitled under any agreement with a service provider. The service providers the Advisor may subcontract with may be insulated from liabilities to the Company for services they perform but may have certain liabilities to the Advisor. The Advisor has minimal assets with which to remedy liabilities to the Company resulting under the advisory agreement.

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

The Company believes it operates as a REIT under the Code and believes the Company will continue to operate as a REIT in such manner. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the Company’s control may also affect the Company’s ability to remain qualified as a REIT. If the Company fails to qualify as a REIT for any taxable year, (i) the Company will be subject to federal and state income tax on the Company’s taxable income for that year at regular corporate rates, (ii) for taxable years beginning before December 31, 2017, the Company may be subject to alternative minimum tax on the Company’s taxable income for that year at regular corporate rates, (iii) unless entitled to relief under relevant statutory provisions, the Company would generally be disqualified from taxation as a REIT for the four taxable years following the year of disqualification as a REIT; and (iv) distributions to stockholders would no longer qualify for the dividends paid deduction in computing the Company’s taxable income. If the Company does not qualify as a REIT, the Company would not be required to make distributions to stockholders as a non-REIT is not required to pay dividends to stockholders in order to maintain REIT status or avoid an excise tax. The additional income tax liability the Company would incur as a result of failing to qualify as a REIT would reduce the Company’s net earnings available for distributions to stockholders and also reduce the funds available for satisfying the Company’s obligations in general. If the Company fails to qualify as a REIT, the Company may be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair the Company’s ability to implement its business strategy and would adversely affect the value of its stock.

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

Even as a REIT, the Company is or could be subject to federal, foreign and state and local taxes on the Company’s income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed taxable income; (ii) for taxable years beginning before December 31, 2017, alternative minimum tax on the Company’s items of tax preference; (iii) certain state income taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions”; (v) tax on net gains from the sale of certain “foreclosure property”; (vi) tax on gains of sale of certain “built-in gain” properties; and (vii) certain taxes and penalties if the Company fails to comply with one or more REIT qualification requirements, but nevertheless qualifies to maintain the Company’s status as a REIT. Foreclosure property includes property with respect to which the Company acquires ownership by reason of a borrower default on a loan or possession by reason of a tenant’s default on a lease. The Company may elect to treat certain qualifying property as “foreclosure property,” in which case, the gross revenue and net gain from such property will be treated as qualifying income under the 75% and 95% gross income tests for three years following such acquisition. To qualify for such treatment, the Company must satisfy additional requirements, including that the Company operate the property through an independent contractor after a short grace period. The Company will be subject to tax on the Company’s net income from foreclosure property. Such net income generally means the excess of any gain from the sale or other disposition of foreclosure property and income derived from foreclosure property that otherwise does not qualify for the 75% gross income test, over the allowable deductions that relate to the production of such income. Any such tax incurred will reduce the amount of cash available for distribution.

The Company’s investment strategy may cause the Company to incur penalty taxes, fail to maintain the Company’s REIT status or own and sell properties through TRSs, each of which would diminish the return to the Company’s stockholders.

The sale of one or more of the Company’s properties may be considered a prohibited transaction under the Code. Any “inventory-like” sales would almost certainly be considered such a prohibited transaction. If the Company is deemed to have engaged in a “prohibited transaction” (i.e., the Company sells a property held by the Company primarily for sale in the ordinary course of the Company’s trade or business), all net gain that the Company derives from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year, the aggregate adjusted bases of property sold during the taxable year does not exceed 20% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 20% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year (this percentage threshold was 10% of the aggregate bases or fair market value of all of the REIT’s assets, as the case may be, for taxable years beginning before December 18, 2015). Given the Company’s investment strategy, the sale of one or more of its properties may not fall within the prohibited transaction safe harbor.

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

The Company’s charter restricts the direct or indirect ownership by one person or entity to no more than 9.8%, by number or value, of any class or series of the Company’s equity securities (which includes common stock and any preferred stock the Company may issue). This restriction may deter individuals or entities from making tender offers for shares of the Company’s common stock on terms that might be financially attractive to stockholders or which may cause a change in the Company’s management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by the Company’s board of directors and stockholders and may also decrease stockholders' ability to sell their shares of the Company’s common stock.

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

Limited partners other than the Company, if any, in the Company’s operating partnership will have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of the Company’s stockholders. As general partner of the Company’s operating partnership, the Company is obligated to act in a manner that is in the best interest of all partners of the Company’s operating partnership. Circumstances may arise in the future when the interests of other limited partners in the operating partnership may conflict with the interests of the Company’s stockholders. These conflicts may be resolved in a manner that stockholders do not believe is in their best interest.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of December 31, 2021, we had investments in 73 real estate investment properties, as described in Item 1. “Business––Possible Strategic Alternatives”, including the five real estate properties owned through a 75% interest in an unconsolidated joint venture (the "Windsor Manor Joint Venture"). The following tables set forth details on our consolidated healthcare investment portfolio by asset class:

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2021 (in millions)	Investment Amount (in millions)
Seniors Housing (Leased)
Primrose Retirement Community of Casper Casper, WY	Triple-net Lease	2/16/2012	$10.4	$19.0
Sweetwater Retirement Community Billings, MT	Triple-net Lease	2/16/2012	8.9	16.3
Primrose Retirement Community of Grand Island Grand Island, NE	Triple-net Lease	2/16/2012	7.3	13.4
Primrose Retirement Community of Mansfield Mansfield, OH	Triple-net Lease	2/16/2012	9.9	18.3
Primrose Retirement Community of Marion Marion, OH	Triple-net Lease	2/16/2012	8.2	17.9
Primrose Retirement Community of Lima Lima, OH	Triple-net Lease	12/19/2012	—	18.6
Primrose Retirement Community of Zanesville Zanesville, OH (“Columbus”)	Triple-net Lease	12/19/2012	—	19.1
Primrose Retirement Community of Decatur Decatur, IL	Triple-net Lease	12/19/2012	—	18.2
Primrose Retirement Community of Council Bluffs Council Bluffs, IA (“Omaha”)	Triple-net Lease	12/19/2012	—	12.9
Primrose Retirement Community Cottages Aberdeen, SD	Triple-net Lease	12/19/2012	—	4.3
Primrose Retirement Community of Anderson Anderson, IN (“Muncie”)	Triple-net Lease	5/29/2015	—	21.1
Primrose Retirement Community of Lancaster Lancaster, OH (“Columbus”)	Triple-net Lease	5/29/2015	—	25.7
Primrose Retirement Community of Wausau Wausau, WI (“Green Bay”)	Triple-net Lease	5/29/2015	—	20.3
Wellmore of Tega Cay Tega Cay, SC (“Charlotte”)	Triple-net Lease	2/7/2014	—	32.2
Wellmore of Lexington Lexington, SC (“Columbia”)	Triple-net Lease	9/14/2015	—	53.7
Senior Housing (Managed)
Brookridge Heights Assisted Living & Memory Care Marquette, MI	Managed	12/21/2012	—	18.5
Curry House Assisted Living & Memory Care Cadillac, MI	Managed	12/21/2012	—	13.5
Symphony Manor Baltimore, MD	Managed	12/21/2012	—	24.0
Woodholme Gardens Assisted Living & Memory Care Pikesville, MD (“Baltimore”)	Managed	12/21/2012	—	17.1

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2021 (in millions)	Investment Amount (in millions)
Senior Housing (Managed) - continued
Tranquillity at Fredericktowne Frederick, MD	Managed	12/21/2012	$—	$23.3
HarborChase of Villages Crossing Lady Lake, FL (“The Villages”)	Managed	8/29/2012	—	19.7
HarborChase of Jasper Jasper, AL	Managed	8/1/2013	—	7.3
HarborChase of Plainfield Plainfield, IL	Managed	3/282014	—	26.5
HarborChase of Shorewood Shorewood, WI (“Milwaukee”)	Managed	7/8/2014	—	23.8
Raider Ranch Lubbock, TX	Managed	8/29/2013	—	72.0
Town Village Oklahoma City, OK	Managed	8/29/2013	—	23.7
MorningStar of Billings Billings, MT	Managed	12/2/2013	—	48.3
MorningStar of Boise Boise, ID	Managed	12/2/2013	—	40.0
MorningStar of Idaho Falls Idaho Falls, ID	Managed	12/2/2013	—	44.4
MorningStar of Sparks Sparks, NV (“Reno”)	Managed	12/2/2013	—	55.2
Prestige Senior Living Arbor Place Medford, OR	Managed	12/2/2013	—	15.8
Prestige Senior Living Beaverton Hills Beaverton, OR (“Portland”)	Managed	12/2/2013	—	12.9
Prestige Senior Living Five Rivers Tillamook, OR	Managed	12/2/2013	—	16.7
Prestige Senior Living High Desert Bend, OR	Managed	12/2/2013	—	13.6
Prestige Senior Living Huntington Terrace Gresham, OR (“Portland”)	Managed	12/2/2013	—	15.0
Prestige Senior Living Orchard Heights Salem, OR	Managed	12/2/2013	—	17.8
Prestige Senior Living Riverwood Tualatin, OR (“Portland”)	Managed	12/2/2013	—	9.7
Prestige Senior Living Southern Hills Salem, OR	Managed	12/2/2013	—	12.9
Prestige Senior Living Auburn Meadows Auburn, WA (“Seattle”)	Managed	2/3/2014	—	21.9
Prestige Senior Living Bridgewood Vancouver, WA (“Portland”)	Managed	2/3/2014	—	22.1
Prestige Senior Living Monticello Park Longview, WA	Managed	2/3/2014	—	27.4
Prestige Senior Living Rosemont Yelm, WA	Managed	2/3/2014	—	16.9
Prestige Senior Living West Hills Corvallis, OR	Managed	3/3/2014	—	15.0

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2021 (in millions)	Investment Amount (in millions)
Senior Housing (Managed) - continued
Isle at Cedar Ridge Cedar Park, TX (“Austin”)	Managed	2/28/2014	$—	$22.0
Legacy Ranch Alzheimer's Special Care Center Midland, TX	Managed	3/28/2014	—	12.0
The Springs Alzheimer's Special Care Center San Angelo, TX	Managed	3/28/2014	—	10.9
Isle at Watercrest - Bryan Bryan, TX	Managed	4/21/2014	—	50.4
Isle at Watercrest - Mansfield Mansfield, TX (“Dallas/Fort Worth”)	Managed	5/5/2014	—	31.3
Watercrest at Mansfield Mansfield, TX (“Dallas/Fort Worth”)	Managed	6/30/2014	23.4	49.0
Watercrest at Katy (1) Lubbock, TX	Managed	6/27/2014	21.3	37.2
Fairfield Village of Layton Layton, UT (“Salt Lake City”)	Managed	11/20/2014	—	68.0
Fieldstone Memory Care Yakima, WA	Managed	3/31/2015	—	12.4
Superior Residences of Panama City Panama City Beach, FL	Managed	7/15/2015	—	20.0
Parc at Duluth Duluth, GA (“Atlanta")	Managed	7/31/2015	—	52.8
Parc at Piedmont Marietta, GA (“Atlanta”)	Managed	7/31/2015	—	50.8
The Pavilion at Great Hills Austin, TX	Managed	7/31/2015	—	35.0
The Hampton at Meadows Place Meadows Place, TX (“Houston”)	Managed	7/31/2015	—	28.4
The Beacon at Gulf Breeze Gulf Breeze, FL (“Pensacola”)	Managed	7/31/2015	—	28.0
Waterstone on Augusta Greenville, SC	Managed	8/31/2015	—	26.8
Palmilla Senior Living Albuquerque, NM	Managed	9/30/2015	—	47.6
Cedar Lake Assisted Living and Memory Care Lake Zurich, IL (“Chicago”)	Managed	9/30/2015	—	30.0
Fieldstone at Pear Orchard (2) Yakima, WA	Managed	10/15/2015	—	14.3
The Shores of Lake Phalen Maplewood, MN (“St. Paul”)	Managed	11/10/2015	—	29.2
The Dogwood Forest of Grayson Grayson, GA	Managed	11/24/2015	—	25.7
Park Place Senior Living at WingHaven O'Fallon, MO (“St Louis”)	Managed	12/17/2015	—	54.0
Hearthside Senior Living of Collierville Collierville, TN (“Memphis”)	Managed	12/29/2015	—	17.0

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2021 (in millions)	Investment Amount (in millions)
Acute Care (Leased)
Hurst Specialty Hospital Hurst, TX (“Dallas/Fort Worth”)	Triple-net Lease	8/15/2014	$—	$29.5
Unimproved Land
Albuquerque NM, Land Owner Albuquerque, NM	Managed	9/7/2017	—	1.1
			$89.4	$1,769.4

_____________

FOOTNOTES:

(1)
Property owned through a consolidated joint venture in which we hold a 95% controlling interest.
(2)
Property owned through a consolidated joint venture in which we hold a 75% controlling interest.

As of December 31, 2021, we owned five real estate properties through a 75% interest in Windsor Manor Joint Venture, an unconsolidated joint venture. Effective January 1, 2022, we acquired the remaining 25% interest in the Windsor Manor Joint Venture from our joint venture partner and currently own a 100% interest in the Windsor Manor Joint Venture. The following tables set forth details on the property holdings of our investment in the unconsolidated Windsor Manor Joint Venture:

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2021 (in millions)	Investment Amount (in millions)
Seniors Housing Managed
Windsor Manor of Vinton Vinton, IA	Managed	8/31/2012	$2.8	$5.8
Windsor Manor of Webster City Webster City, IA	Managed	8/31/2012	2.5	6.8
Windsor Manor of Nevada Nevada, IA	Managed	8/31/2012	5.6	6.3
Windsor Manor of Indianola Indianola, IA	Managed	4/2/2013	2.2	5.7
Windsor Manor of Grinnell Grinnell, IA	Managed	4/2/2013	5.4	6.5
			$18.5	$31.1

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

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

During the year ended December 31, 2021, our board of directors initiated a process to estimate the Company’s NAV per share as of December 31, 2021 (“Valuation Date”) and engaged Stanger to provide a report containing, among other things, a range for the estimated NAV per share of our common stock as of the Valuation Date (“Valuation Report”). The engagement of Stanger was based on a number of factors including Stanger’s experience in the valuation of assets similar to those we own. Upon receipt of the Valuation Report from Stanger, which contained, among other information, a range for the estimated NAV per share for our common stock, our Valuation Committee considered the reasonableness of the range of per share values in order to make a recommendation to our board of directors. On March 21, 2022, our board of directors accepted the recommendation of our Valuation Committee and approved an estimated NAV as of December 31, 2021 of $7.37 per share, which includes deductions for estimated transaction costs (the “2021 NAV”). The Company previously announced an estimated NAV of $7.38 per share as of December 31, 2020 (the “2020 NAV”) and also previously announced an estimated NAV of $7.81 per share as of December 31, 2019 (the “2019” NAV”).

For additional information on the determination of our estimated NAV, please refer to our Current Report on Form 8-K filed with the SEC on March 22, 2022.

Stockholder Information

As of December 31, 2021, we had 46,233 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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

In July 2018, in light of the Company’s decision to proceed with the exploration of Possible Strategic Alternatives, our board of directors suspended our Reinvestment Plan and our Redemption Plan. Approximately $16.4 million (1.6 million shares) of unsatisfied redemptions requests were placed in a redemption requests queue effective with the suspension of our Redemption Plan. The unsatisfied redemption requests placed in the redemption queue will remain there until such time, if at all, that our board of directors reinstates our Redemption Plan. Unless our Redemption Plan is reinstated by our board of directors, we will not as a general matter accept or otherwise process any additional redemption requests received after July 11, 2018. There can be no guarantee that our Redemption Plan will be reinstated by our board of directors.

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
•
the impact of the disruptions from the COVID-19 pandemic on our cash flows from operations in determining the level of distributions going forward;
•
limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and
•
other factors, including but not limited to, the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, rising costs from inflation, the general economic environment and other factors.

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

The table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Uses of Capital Resources–Distributions” presents total regular and special cash distributions declared and issued, and cash flows provided by operating activities for each quarter in the years ended December 31, 2021, 2020 and 2019. On March 21, 2022, our Board approved $0.0256 per share as the first quarter 2022 distribution (the “First Quarter Distribution”). The First Quarter Distribution represents a fifty percent (50%) discount from the previous quarter’s declared cash distribution. The First Quarter Distribution rate is the result of various factors including, without limitation, the continued COVID-19 impact on industry performance, inflation rates and volatility in the credit markets. We, along with our Board, will continue to monitor our cash flow and operating proceeds as well as our strategic alternatives process and make no assurances regarding future quarterly cash distributions.

The tax composition of our distributions declared for years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
Ordinary income	43.82%	21.88%	0.00%
Capital gain	0.00%	0.62%	42.85%
Unrecaptured Sec. 1250 gain	0.00%	11.15%	20.10%
Return of capital	56.18%	66.35%	37.05%

Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2021 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2022. In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated E&P are treated as a return of capital to the stockholders. E&P is a statutory calculation which is derived from net income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders. No amounts distributed to stockholders for the years ended December 31, 2021, 2020 and 2019 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Unregistered Sales of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Secondary Sales of Registered Shares between Investors

During years ended December 31, 2021, 2020 and 2019, there were approximately 743,000 shares, 482,000 shares and 343,000 shares transferred between investors, respectively, at an average sales price per share of approximately $4.13, $4.73 and $6.37, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 6. RESERVED

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CNL Healthcare Properties, Inc. is a Maryland corporation that elected to be taxed as a REIT for U.S. federal income tax purposes. We have and intend to continue to be organized and operate in a manner that allows us to remain qualified as a REIT for federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries. The discussion of our financial condition and results of operations for the year ended December 31, 2019 included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed on March 15, 2021 is incorporated by reference herein.

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

We are externally managed and advised by CNL Healthcare Corp. (the “Advisor”). Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives (as described below under “Possible Strategic Alternatives”), and dispositions on our behalf pursuant to an advisory agreement. In May 2021, we extended the advisory agreement with the Advisor through June 2022 and effective with the renewal, reduced the asset management fee from 1.0% per annum to 0.8% per annum of average invested assets. For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data–Note 10. Related Party Arrangements.”

As of December 31, 2021, our healthcare investment portfolio consisted of interests in 73 properties, consisting of 71 senior housing communities, the Hurst Specialty Hospital and one vacant land parcel. We are currently invested in a geographically diversified portfolio of 71 seniors housing properties. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities. Five of our 71 seniors housing properties were owned through an unconsolidated joint venture as of December 31, 2021, which became wholly-owned effective January 1, 2022.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic around the globe. Since the onset of the pandemic we have operated and continue to operate our communities through the disruptions and uncertainties of the pandemic, including disruptions from new variants of the virus during 2021. Average occupancy began to decline at the onset of the pandemic starting in the second half of March 2020 and trended lower through February 2021. We began to experience small occupancy gains each month starting in March 2021 as vaccines became available and regulatory move-in restrictions were lifted or relaxed. As monthly marginal occupancy gains continued, the rate of occupancy recovery during the latter part of 2021 was impacted by the arrival of the Delta and Omicron strands of the coronavirus during this time period. The spike in positive COVID-19 cases during the last half of 2021 and in January 2022 resulted in regulatory move-in restrictions at some of our communities and coupled with the seasonally cold temperatures impacted the rate of move-ins and occupancy increases during this period. Starting in February 2022, we experienced a decline in positive COVID-19 cases in our communities and benefitted from relaxed COVID-19 restrictions by local authorities which contributed to an increase in tours and move-ins at our communities. We anticipate continued marginal occupancy improvements each month during the year ending December 31, 2022.

Despite the marginal increases in occupancy during 2021, we experienced higher than anticipated compression in property level NOI margins in the last half of 2021 due to increases in operating expenses. Labor costs increased at higher rates and particularly during Q3 and Q4 as increased wages in a tight labor market were coupled with increases in usage of agency temporary personnel to fill vacancies from staff required to quarantine due to testing positive during the Delta and Omicron spikes in the last half of 2021. The impact of rising inflation began to surface in the form of higher food costs and other operating expenses, which also contributed to margin compressions. We have begun implementing rate increases at our properties effective with renewals in 2022 which will result in an increase in revenues. COVID-19 positive cases amongst staff have begun to decline since the beginning of the year which we anticipate will reduce our use of agency labor during 2022. We anticipate that the rental rate increases will partially offset the increase in operating costs and will result in improved operating margins.

As of December 31, 2021, our 71 seniors housing communities were located throughout the United States in 26 states with a population of nearly 7,000 residents and approximately 4,700 community-level staff. As of March 21, 2022, as reported by our senior housing operators, we had 17 active, confirmed positive cases among our residents and staff members in seven of our communities located in six states. The number of confirmed cases in our senior housing communities has and will continue to fluctuate based on the duration, scope and depth of the COVID-19 pandemic, including new variants of the virus and vaccination rates, as well as the timing and extent of imposing/ceasing vaccine or mask mandates, or stay at home and other social distancing restrictions from state and local governmental agencies.

As of December 31, 2021, we had approximately $67.3 million in liquidity (consisting of $53.2 million in cash on hand and $14.1 million of availability under our Revolving Credit Facility). We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

Of our 71 senior housing communities, we owned 15 properties (leased to two separate third party tenants under triple-net leases (“NNN”)), and the remaining 56 properties were managed through third party operators, including five senior housing communities owned through our unconsolidated joint venture. With respect to one of our third-party tenants that had been granted a rent deferral during May 2020, as of March 21, 2022, we have collected 100% of the $2 million in rental deferrals and all rental amounts due under their lease agreements related to the 13 seniors housing properties leased to this tenant under NNN leases. In April 2021, we provided rent relief and entered into a rent deferral agreement with our other tenant that leases two properties under NNN leases (the “First Rent Deferral”). The tenant applied the entire balance of their security deposits against amounts due under their NNN leases and deferred the maximum $0.9 million eligible for rent deferral under their First Rent Deferral agreement. The tenant may replenish the security deposits and repay any amounts deferred at any time but no later than August 2025. In exchange for the First Rent Deferral, our tenant exercised its first five-year renewal option under the terms of each of its leases and terminated and released us from any further promoted interest obligations under their development agreements. In December 2021, the tenant requested an additional $1.4 million in rent relief which we provided in the form of a rent deferral (the “Second Rent Deferral”). The $1.4 million deferral will be collected in monthly installments starting in 2023 through the end of the lease terms. We did not grant any rent concessions as part of either rent deferral provided to this tenant. As of March 21, 2022, we had deferred $2.3 million of rental amounts and collected all other amounts due in accordance with the terms of the tenant's lease agreements.

Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which provided, among other things, for the establishment of a Provider Relief Fund under the direction of the Department of Health and Human Services (“HHS”). During the years ended December 31, 2021 and 2020, we received provider relief funds under the CARES Act, which are deemed governmental grants provided that the recipient attests to and complies with certain terms and conditions, and we recorded approximately $0.5 million and $5.3 million, respectively, as other income as all conditions of the provider relief funds had been met. We submitted our application for Phase 4 of provider relief funds under the CARES Act in September 2021 and as of March 21, 2022, are awaiting specific guidance from HHS on how Phase 4 relief will be distributed.

We believe we are taking appropriate actions to manage through the COVID-19 pandemic. The COVID-19 pandemic has had and may continue to have a material and adverse impact on our financial condition, results of operations and cash flows. The extent of the continued impact of COVID-19 on our financial condition results of operations and cash flows is uncertain and cannot be predicted at the current time as it depends on several factors beyond our control including, but not limited to (i) the severity and duration of the outbreak caused by new variants of the virus, (ii) the effectiveness and acceptance of vaccines, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery.

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

In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018. In addition, as part of executing on Possible Strategic Alternatives, our board of directors committed to a plan to sell 70 properties which included a portfolio of 63 properties (consisting of medical office buildings (“MOBs”), post-acute care facilities and acute care hospitals across the US), collectively (the “MOB/Healthcare Portfolio”) plus seven skilled nursing facilities. Through December 31, 2021, we sold 69 properties, received net sales proceeds of approximately $1,449.7 million and used the net sales proceeds to: (1) repay indebtedness secured by the properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution in May 2019 of approximately $347.9 million ($2.00 per share) to our stockholders and (4) retained net sales proceeds for other corporate purposes, because we were focused on maintaining balance sheet strength and liquidity during COVID-19 to enhance financial flexibility. In addition to declaring the special distribution in May 2019, effective with the second quarter of 2019, our board of directors adjusted our regular quarterly cash distribution to an amount equal to $0.0512 per share, compared to $0.1164 per share that had been in effect since the third quarter of 2017. The adjustment to our regular cash distributions was the result of a reduction in our remaining earnings base and operating cash flows given the associated impact of the sale of real estate on our operating cash flows. In September 2020, we decided to discontinue marketing for sale our Hurst Specialty Hospital, our remaining property that our board had committed to sell, due to financial difficulties experienced by the tenant of this property. In March 2022, we entered into a purchase and sale agreement for this property with an unrelated third party for a gross sales price of $8.5 million and expect to close on the sale of the Hurst Specialty Hospital by the second quarter of 2022.

During the year ended December 31, 2020, we shifted our focus away from the pursuit of larger strategic alternatives to provide further liquidity to our stockholders due to the market and industry disruptions in the seniors housing sector from COVID-19. However, our Special Committee continued working and continues to work with our financial advisor to carefully study market data and potential options to determine suitable liquidity alternatives that are in the best interests of all of our stockholders.

Inflation

Prior to 2021, inflation had been low and had a minimal impact on our operating performance; however, inflation significantly increased starting in the last half of 2021 and may continue to be elevated or increase further. The impact of rising inflation began to surface in the form of higher food costs and other operating expenses, which contributed to margin compressions in our managed seniors housing communities. We have begun implementing rate increases at our managed properties effective with renewals in 2022 which will result in an increase in revenues. We anticipate that the rental rate increases will partially offset the increase in operating costs and will result in improved operating margins.

Our NNN leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation. However, increases in our tenants’ operating expenses and a failure of their revenues to increase at least with inflation may adversely affect our tenants’ ability to pay rent owed to us which could adversely impact our financial condition, cash flows and results of operations.

With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into derivatives that mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

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

Portfolio Overview

As of December 31, 2021, our healthcare investment portfolio consisted of interests in 73 properties, comprising 71 senior housing communities, the Hurst Specialty Hospital and one vacant land parcel. Of our properties held as of December 31, 2021, five of our 71 seniors housing properties were owned through a 75% interest in the Windsor Manor Joint Venture, an unconsolidated joint venture. Effective January 1, 2022, we purchased the remaining 25% interest in the Windsor Manor Joint Venture from our joint venture partner and currently own a 100% interest in what is now a consolidated joint venture.

We believe demographic trends and compelling supply and demand indicators presented a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of March 21, 2022:

The following table summarizes our seniors housing investment portfolio by investment structure as of March 21, 2022 and reflects the purchase of the remaining 25% interest in Windsor Manor Joint Venture, which was previously an unconsolidated joint venture:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	17.3%
Seniors housing managed (2)(3)	56	1,458.9	81.0%
Seniors housing unimproved land	1	1.1	0.1%
Acute care leased (1)(4)	1	29.5	1.6%
	73	$1,800.5	100.0%

_____________

FOOTNOTES:

(1)
Properties that are leased to third-party tenants for which we report rental income and related revenues.
(2)
Properties that are leased to TRS entities and managed pursuant to third-party management contracts (i.e. RIDEA structure) where we report resident fees and services, and the corresponding property operating expenses.
(3)
Includes five properties owned by Windsor Manor Joint Venture, which became wholly owned effective January 1, 2022. The joint venture was accounted for using the equity method through December 31, 2021.
(4)
In March 2022, we entered into a purchase and sale agreement relating to this property.

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

Significant Tenants and Operators

Our real estate portfolio of 73 properties is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 10% or more of our rentable space as of March 21, 2022, excluding the vacant land parcel:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	74.8%	2025
Wellmore, LLC	2	366	21.7%	2031-2032
Other tenant	1	58	3.5%	2031
	16	1,685	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	30.4%	2022-2024
Prestige Senior Living, LLC	13	895	13.9%	2023-2024
Morningstar Senior Management, LLC	4	834	13.0%	2023
Other operators (1)	32	2,740	42.7%	2022-2029
	56	6,417	100.0%

_____________

FOOTNOTE:

(1)
Each operator comprises less than 10% of our consolidated square footage.

Tenant Lease Expirations

As of December 31, 2021, we owned 15 seniors housing properties and the Hurst Specialty Hospital that were leased to third party tenants under triple-net operating leases. During the year ended December 31, 2021, our rental income from continuing operations represented approximately 10.2% of our total revenues from continuing operations.

Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities. However, if the tenant does not pay the real estate taxes, we will be liable. Refer to “Liquidity and Capital Resources – Tenant Financial Difficulties” below for information on real estate taxes paid relating to the Hurst Specialty Hospital.

We work with our tenants in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Certain amendments or modifications to the terms of existing leases could require lender approval. In April 2021, as part of providing temporary rent relief to the tenant of two of our properties, our tenant exercised its first renewal option extending the maturity date of each lease beyond 2030. In addition, we entered into new leases covering five of our properties that expired in February 2022. The new leases commenced February 2022 with the same tenant and will expire in 2025.

The following table lists, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st and thereafter on our consolidated healthcare investment portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of properties):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2022	—	—	$—	—
2023	—	—	—	—
2024	—	—	—	—
2025	13	1,261	20,609	66.5%
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
2031	2	195	5,737	18.5%
Thereafter	1	229	4,653	15.0%
Total	16	1,685	$30,999	100.0%

Weighted Average Remaining Lease Term: (3)			5.7 years

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

Liquidity and Capital Resources

General

Our ongoing primary source of capital is proceeds from operating cash flows. Our primary uses of capital include the payment of distributions, payment of operating expenses, funding capital improvements to existing properties and payment of debt service. Generally, we expect to meet short-term working capital needs from our cash flows from operations. Our ongoing sources and uses of capital have been and will continue to be impacted by the COVID-19 pandemic as described above in “COVID-19”. As necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures or to cover periodic shortfalls between distributions paid and cash flows from operating activities.

As of December 31, 2021, we had approximately $67.3 million of liquidity (consisting of $53.2 million cash on hand and $14.1 million in availability under the Revolving Credit Facility) and were well positioned to manage our near-term debt maturities and uses of cash within the next 12 months. We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we continue to deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and impacts on operating expenses from the rise in inflation. The extent of the continued impact of COVID-19 on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at the current time as it depends on several factors beyond our control including, but not limited to (i) the severity and duration of the outbreak caused by new variants of the virus, (ii) the effectiveness of and acceptance of vaccines, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery.

We have pledged certain of our properties in connection with our borrowings and may continue to strategically leverage our real estate and use debt financing as a means of providing additional funds for the payment of distributions to stockholders, working capital and for other corporate purposes. Our ability to increase our borrowings could be adversely affected by credit market conditions, inflation and rising interest rates, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate. We may also be negatively impacted by rising interest rates on our unhedged variable rate debt or the timing of when we seek to refinance existing debt. In addition, we continue to evaluate the need for additional interest rate protection in the form of interest rate swaps or caps on unhedged variable rate debt.

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

Sources of Liquidity and Capital Resources

Proceeds from Sale of Real Estate – Continuing Operations

As part of executing under our Possible Strategic Alternatives, during the year ended December 31, 2020, we closed on the sale of six skilled nursing properties (the Perennial Communities) and received net sales proceeds of $53.7 million. We retained the net sales proceeds for corporate purposes given our focus on maintaining a strong balance sheet, liquidity and financial flexibility because of the uncertainty relating to COVID-19. We did not sell any properties from continuing operations during the year ended December 31, 2021.

Proceeds from Sale of Real Estate – Discontinued Operations

As part of executing under our Possible Strategic Alternatives, during the year ended December 31, 2021, we closed on the sale of one acute care property and received net sales proceeds of $7.4 million. During the year ended December 31, 2020, we closed on the sale of one post-acute care property and received net sales proceeds of $28.4 million. We retained these net sales proceeds for corporate purposes to maintain liquidity due to COVID-19.

Borrowings

In September 2021, we entered into a new term loan agreement which provided for an additional $150 million senior unsecured term loan facility (the “2021 Term Loan Facility”) to complement and become part of our existing Credit Facilities. The 2021 Term Loan Facility has an initial term that is co-terminus with the Credit Facilities, maturing May 15, 2024, subject to one 12-month extension, and bears interest based on 30-day LIBOR plus a spread that varies with the Company's leverage ratio. The 2021 Term Loan Facility is pre-payable at any time in whole or part without fees or penalties, has a borrowing availability calculation that is subject to a similar borrowing base calculation as the Credit Facilities and contains similar affirmative, negative and financial covenants as the covenants in the Credit Facilities. We paid fees totaling approximately $0.9 million to unrelated third parties and a refinancing fee to the Advisor of approximately $1.5 million. See Item 8. “Financial Statements and Supplementary Data–Note 10. Related Party Arrangements” for additional information regarding the refinancing fee.

In October 2021, we borrowed $238.0 million, which consisted of $88 million drawn on our Revolving Credit Facility and $150.0 million available under the 2021 Term Loan Facility to refinance approximately $238.0 million of secured indebtedness in advance of its January 2022 maturity. In April 2020, we borrowed $40.0 million from our 2019 Credit Facilities as a precautionary measure to increase liquidity and preserve financial flexibility in light of COVID-19 (which we repaid in September 2020). See “Liquidity and Capital Resources – Uses of Liquidity and Capital Resources – Debt Repayments” below for additional information regarding debt repayments during the years ended December 31, 2021 and 2020.

We may borrow money to fund enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities, to the extent impacted by the disruption and uncertainties from COVID-19.

Net Cash Provided by Operating Activities – Continuing Operations

Cash flows from operating activities for the years ended December 31, 2021 and 2020 were approximately $46.4 million and $62.1 million, respectively. The change in cash flows from operating activities for the year ended December 31, 2021 as compared to the same period in 2020 was primarily the result of the following:

•
a decline in property net operating income (“NOI”), related to our seniors housing properties due to the COVID-19 pandemic, caused primarily by lower revenue and higher operating expenses; and
•
the receipt of $5.7 million in provider relief funds in 2020 (no provider relief funds were received in 2021); partially offset by
•
lower interest expense resulting from lower weighted average debt outstanding due to principal repayments during 2020 and 2021 and lower cost of funds from the refinancing of secured indebtedness with our Credit Facilities in October 2021; and
•
a decline in asset management fees to the Advisor lowering the AUM fee in May 2021 from 1% per annum to 0.8% per annum as part of the annual Advisory agreement renewal.

Lease Renewals and Extensions

In April 2021, as part of providing temporary rent relief to the tenant of two of our properties, our tenant exercised its first renewal option extending the maturity date of each lease beyond 2030. In addition, we entered into new leases covering five of our properties that expired in February 2022. The new leases with the same tenant commenced in February 2022 and will expire in February 2025. We do not have any leases expiring in the next 24 months.

Tenant Financial Difficulties

The tenant of our Hurst Specialty Hospital experienced financial difficulties during 2020, was unable to remain current under its lease obligation and we reserved $1.2 million of past due 2020 rents and real estate tax receivables outstanding (all of which were reserved) as of December 31, 2020. We record rental income on a cash basis for this tenant because we assessed that collectability of lease payments was not probable. During the year ended December 31, 2021, we collected approximately $2.2 million from the tenant, representing the majority of the rental amounts due under its lease agreement and have not collected rental amounts due from January through March 2022 in accordance with the terms of its lease agreement. We have initiated legal action and reserve the right to terminate the lease and/or remove the tenant if rental amounts are not collected. In March 2022, we entered into a purchase and sale agreement for this property with an unrelated third party for a gross sales price of $8.5 million and expect to close on the sale of the Hurst Specialty Hospital by the second quarter of 2022. Refer to "Results of Operations — Impairment Provision" for further discussion on the impairment recorded related to this property.

Distributions from Unconsolidated Entities

As of December 31, 2021 and 2020, we had an investment in five unconsolidated properties through a 75% interest in an unconsolidated joint venture (the “Windsor Manor Joint Venture”). Pursuant to the joint venture agreement, we were entitled to receive quarterly preferred cash distributions to the extent there was cash available to distribute. These distributions were generally received within 45 days after each quarter end. For the years ended December 31, 2021 and 2020, we received approximately $0.7 million and $0.3 million, respectively, of operating distributions from our investment in these unconsolidated entities. Effective January 1, 2022, we acquired the remaining 25% interest in the Windsor Manor Joint Venture for approximately $3.3 million and currently own a 100% interest in the Windsor Manor Joint Venture. Effective January 1, 2022 we began consolidating the revenues and expenses of the five properties in the Windsor Manor Joint Venture and will not record distributions from unconsolidated joint ventures going forward.

As of December 31, 2021, the unconsolidated Windsor Manor Joint Venture in which we owned a 75% interest had outstanding indebtedness of $18.5 million related to five senior housing communities. The loan matures in February 2024, has monthly principal and interest payments based upon a 25-year amortization and a variable interest rate equal to LIBOR plus 2.5%. Annual scheduled payments of interest and principal are approximately $1.1 million, $1.1 million and $17.3 million for the years ended December 31, 2022, 2023 and 2024, respectively. As a result of acquiring the remaining 25% interest in the Windsor Manor Joint Venture from our joint venture partner, effective January 1, 2022 we began consolidating the indebtedness of the Windsor Manor Joint Venture and will not have any Off-Balance Sheet Arrangements going forward. Refer to Item 2. “Properties” for additional information related to the five seniors housing communities owned through our Windsor Manor Joint Venture.

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

Under the terms of the Amended and Restated Expense Support Agreement with our Advisor, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year. Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreement, we will issue, within 90 days following the determination date, a number of shares of forfeitable restricted common stock (“Restricted Stock”) equal to the quotient of the expense support amounts provided by our Advisor for the preceding calendar year divided by our then-current NAV per share of common stock. The terms of the Amended and Restated Expense Support Agreement automatically renew for consecutive one-year periods, subject to the right of our Advisor to terminate upon 30 days’ written notice. We did not recognize any expense support for the years ended December 31, 2021 or 2020. See Item 8. “Financial Statements and Supplementary Data — Note 10. Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources

Capital Expenditures

We paid approximately $14.2 million and $12.2 million in capital expenditures during the years ended December 31, 2021 and 2020, respectively.

Debt Repayments

During the year ended December 31, 2021, we paid approximately $247.8 million, which included $9.8 million of scheduled repayments on our mortgages and other notes payable and the October 2021 refinance of approximately $238.0 million of secured indebtedness, consisting of debt collateralized by 22 properties, in advance of its scheduled maturity of January 2022. We added the 22 properties to the borrowing base of our unsecured Credit Facilities and used $88 million from amounts available under the Revolving Credit Facility and the entire $150 million available under the new 2021 Term Loan to repay our secured indebtedness. During the year ended December 31, 2020, we repaid approximately $39.7 million of debt, which included approximately $28.5 million of debt obligations that were scheduled to mature in June 2020 and $11.2 million of scheduled repayments on our mortgages and other notes payable. In September 2020, we repaid the $80 million that was outstanding under our Revolving Credit Facility.

On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.

The following table provides details of the Company’s indebtedness as of December 31, 2021 and 2020, (in thousands):

	As of December 31,
	2021	2020
Mortgages payable and other notes payable:
Fixed rate debt (1)	$89,766	$337,519
Premium(2)	59	101
Loan costs, net	(425)	(935)
Total mortgages and other notes payable, net	89,400	336,685
Credit facilities:
Revolving Credit Facility(3)(4)(5)	88,000	―
Term Loan Facility(3)(5)	265,000	265,000
2021 Term Loan Facility(3)(5)	150,000	―
Loan costs, net related to Term Loan Facilities	(3,272)	(1,577)
Total credit facilities, net	499,728	263,423
Total indebtedness, net	$589,128	$600,108
_____________

FOOTNOTES:

(1)
As of December 31, 2021 and 2020, the Company’s mortgages and other notes payable were collateralized by seven and 29 properties, respectively, with a total carrying value of approximately $135.4 million and $497.4 million, respectively.
(2)
Premium is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(3)
As of December 31, 2021 and 2020, the Company had entered into interest rate caps with notional amounts of approximately $355.0 million and $225.0 million, respectively. Refer to Item 8. “Financial Statements and Supplementary Data–Note 11. “Derivative Financial Instruments” for additional information.
(4)
As of December 31, 2021 and 2020, the Company had undrawn availability under the applicable revolving credit facility of approximately $14.1 million and $150.2 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.
(5)
The 30-day LIBOR was approximately 0.10% and 0.14%, respectively, as of December 31, 2021 and 2020.

The following is a schedule of future principal payments and maturity for our total indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2021 (in thousands):

2022	$45,684
2023	111,407
2024	435,675
2025	—
2026	—
Thereafter	—
$592,766

As of December 31, 2021, we had approximately $67.3 million of liquidity (consisting of $53.2 million of cash on hand and $14.1 million available under the Revolving Credit Facility) and were well positioned to manage our near-term debt maturities. We have $45.7 million of scheduled principal payments coming due during the year ending December 31, 2022, which includes $45.0 million relating to secured debt collateralized by five properties that matures in September 2022. We have been evaluating various options and estimate that the addition of the five properties to the borrowing base of our Credit Facilities would result in at least $50 million of additional availability under our

Revolving Credit Facility. We will begin working with various lenders on repayment or refinancing options, including refinancing the facility with another lending institution as a secured debt facility.

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis. As of December 31, 2021 and 2020, we had aggregate debt leverage ratios of approximately 31.8% and 32.3%, respectively, of the aggregate carrying value of our assets. Refer to “Uses of Liquidity and Capital Resources – Debt Repayments” for additional information.

Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary performance criteria and remedies for the lenders.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of December 31, 2021 we were in compliance with all financial covenants related to our Credit Facilities.

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

On March 21, 2022, our Board approved $0.0256 per share as the first quarter 2022 distribution (the “First Quarter Distribution”). The First Quarter Distribution represents a fifty percent (50%) discount from the previous quarter’s declared cash distribution. The First Quarter Distribution rate is the result of various factors including, without limitation, the continued COVID-19 impact on industry performance, inflation rates and volatility in the credit markets. We, along with our Board, will continue to monitor our cash flow and operating proceeds as well as our strategic alternatives process and make no assurances regarding future quarterly cash distributions.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share, by quarter, for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2021 Quarters
First	$0.05120	$8,907	$12,633
Second	0.05120	8,906	11,560
Third	0.05120	8,907	8,719
Fourth	0.05120	8,907	13,450
Total	$0.20480	$35,627	$46,362

2020 Quarters
First	$0.05120	$8,906	$17,860
Second	0.05120	8,907	14,151
Third	0.05120	8,907	15,486
Fourth	0.05120	8,907	15,622
Total	$0.20480	$35,627	$63,119

2019 Quarters
First	$0.11639	$20,246	$26,155
Second (3)	2.05120	356,832	10,835
Third	0.05120	8,907	16,905
Fourth	0.05120	8,907	6,055
Total	$2.26999	$394,892	$59,950

____________

FOOTNOTES:

(1)
For the years ended December 31, 2021, 2020 and 2019, our net (loss) income attributable to common stockholders was approximately ($22.9) million, $3.9 million and $351.5 million, respectively, while cash distributions declared for each of the periods were approximately $35.6 million, $35.6 million and $394.9 million, respectively, of which $347.9 million for the year ended December 31, 2019 represented a special cash distribution that was funded with net sales proceeds from the sale of real estate. For the years ended December 31, 2021, 2020 and 2019, (excluding the special cash distribution paid during the year ended December 31, 2019) 100% of regular cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.
(2)
Amounts herein include cash flows from discontinued operations. Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)
Our board of directors used a portion of the net sales proceeds from the MOB Sale to declare a special cash distribution of $347.9 million, or $2.00 per share of common stock. In addition, as a result of the MOB Sale, our board of directors adjusted our regular quarterly cash distributions to an amount equal to $0.0512 per share.

Results of Operations

Except for the impact from the COVID-19 pandemic as described above in “COVID-19”, we are not aware of other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the operation of properties, other than those referred to in the risk factors identified in “Part I, Item 1A” of this report.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Fiscal year ended December 31, 2021 as compared to the fiscal year ended December 31, 2020

As of December 31, 2021, excluding the five properties owned by the unconsolidated joint venture and our unimproved land, we owned 67 consolidated operating investment properties.

	Investment count as of December 31,
Consolidated operating investment types:	2021	2020
Seniors housing leased	15	15
Seniors housing managed	51	51
Acute care leased	1	1
	67	67

Rental Income and Related Revenues. Rental income and related revenues were approximately $30.1 million and $26.3 million for the years ended December 31, 2021 and 2020, respectively. The increase in revenue was primarily due to recording a write-off of $2.5 million during the year ended December 31, 2020, representing deferred rent from prior GAAP straight-line adjustments and unamortized lease costs, as well as establishing rent reserves of $0.8 million for uncollected rents relating to our Hurst Specialty Hospital due to tenant financial difficulties, and $2.2 million of rent collected from our Hurst Specialty Hospital during 2021, partially offset by the sale of the six skilled nursing facilities located in Arkansas (“Perennial Communities”) in March 2020.

Resident Fees and Services. Resident fees and services income was approximately $265.3 million and $280.9 million for the years ended December 31, 2021 and 2020, respectively. As described above in “COVID-19”, resident fees and services were negatively impacted starting in mid-March 2020 as a result of declines in occupancy levels affected by move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19.

Property Operating Expenses. Property operating expenses were approximately $197.6 million and $193.4 million for the years ended December 31, 2021 and 2020, respectively. Property operating expenses increased during the year ended December 31, 2021 primarily as a result of increased labor costs primarily driven by higher wages and usage of agency labor in a tight labor market and an increase in operating expenses due to inflation.

General and Administrative Expenses. General and administrative expenses were approximately $9.1 million and $9.4 million for the years ended December 31, 2021 and 2020, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.

Asset Management Fees. We incurred asset management fees of approximately $15.7 million and $18.1 million for the years ended December 31, 2021 and 2020, respectively. Asset management fees are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments. In May 2021, our Advisor amended the advisory agreement, effective May 26, 2021, to reduce asset management fees from 1.0% per annum to 0.80% per annum of average invested assets, resulting in reduced asset management fees expense for the year ended December 31, 2021.

Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $13.0 million and $13.8 million for the years ended December 31, 2021 and 2020, respectively. The decrease across periods is reflective of the decrease in resident fees and service revenue over the same period.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $50.4 million and $51.8 million for the years ended December 31, 2021 and 2020, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.

Impairment Provision. As described above in “Liquidity and Capital Resources – Tenant Financial Difficulties,” in March 2022 we entered into a purchase and sale agreement for the Hurst Specialty Hospital with an unrelated third party for a gross sales price of $8.5 million. In conjunction therewith, we determined that the carrying value of this property was not recoverable and during the year ended December 31, 2021, we recorded an impairment provision of approximately $9.8 million to write-down the value of our Hurst Specialty Hospital to its estimated sales proceeds expected from the sale of the Hurst Specialty Hospital. There was no impairment provision recorded during the year ended December 31, 2020.

Gain on Sale of Real Estate. We did not sell any properties from continuing operations during the year ended December 31, 2021. Gain on sale of real estate relating to the sale of the Perennial Communities was approximately $1.1 million for the year ended December 31, 2020.

Interest and Other Income. Interest and other income was approximately $0.7 million and $5.7 million for the years ended December 31, 2021 and 2020, respectively. Other income includes approximately $0.5 million and $5.3 million in CARES Act Provider Relief Funds (“PRFs”) recorded as other income during the years ended December 31, 2021 and 2020, respectively, as conditions of the grant were met. See “COVID-19” above and Item 8. “Financial Statements and Supplemental Data – Note 2. Summary of Significant Accounting Policies – Government Grant Income” for additional information.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $19.7 million and $24.3 million for the years ended December 31, 2021 and 2020, respectively. The decrease in interest expense and loan cost amortization was primarily the result of the reduction in average debt outstanding as a result of principal repayments during 2020 and 2021 and a reduction in weighted average interest costs as a result of refinancing approximately $238.0 million of secured indebtedness in October 2021 with proceeds from our Credit Facilities.

Income Tax Expense. We incurred income tax expense of approximately $4.2 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively. The increase in income tax expense during the year ended December 31, 2021, is primarily attributable to an increase in our valuation allowance of $3.6 million against deferred tax assets driven by continued margin pressure on our managed properties resulting from the COVID-19 pandemic and other market conditions, including inflation.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI. We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties. We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time. In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented. Non-same-store NOI represents NOI from the Perennial Communities that were sold in March 2020, as we did not own those properties during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the years ended December 31, 2021 and 2020 (in thousands) and the amount invested in properties as of December 31, 2021 and 2020 (in millions), excluding properties classified as discontinued operations:

	Years Ended December 31,		Change
	2021	2020	$	%
Net (loss) income	$(22,866)	$4,011
Adjusted to exclude:
General and administrative expenses	9,116	9,413
Asset management fees	15,733	18,051
Impairment provision	9,790	—
Depreciation and amortization	50,417	51,817
Gain on sale of real estate	—	(1,074)
Other expenses, net of other income	18,505	17,580
Income tax expense	4,174	1,098
Loss (income) from discontinued operations	10	(954)
NOI	$84,879	$99,942	$(15,063)	(15.1)%
Less: Non-same-store NOI	—	962
Same-store NOI	$84,879	$98,980	$(14,101)	(14.2)%
Invested in operating properties, end of period	$1,768	$1,768

Overall, our same-store NOI for the years ended December 31, 2021 and 2020 decreased by approximately $14.1 million, respectively, as compared to the same period in the prior year. As described above in “COVID-19”, same store NOI was negatively impacted as a result of declines in property occupancy levels, resident fees and services affected by move-in restrictions and an increase in expenses related to intensified screening and other measures enacted at our communities to address the spread of COVID-19 as well as rising costs from inflation.

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

The following table presents a reconciliation of net income to FFO and MFFO for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net (loss) income attributable to common stockholders	$(22,882)	$3,912	$351,496
Adjustments:
Depreciation and amortization:
Continuing operations	50,417	51,817	49,823
Impairment provision:
Continuing operations	9,790	—	—
Gain on sale of real estate:
Continuing operations	—	(1,074)	(432)
Discontinued operations	—	—	(336,074)
FFO adjustments attributable to noncontrolling interests:
Continuing operations	(184)	(192)	(192)
Discontinued operations	—	—	261
FFO adjustments from unconsolidated entities (1)	947	266	112
FFO attributable to common stockholders	38,088	54,729	64,994
Straight-line rent adjustments: (2)
Continuing operations	1,231	1,697	733
Discontinued operations	—	—	(1,242)
Write-off of lease related costs: (3)
Continuing operations	—	2,468	—
Discontinued operations	—	103	67
Amortization of premium for debt investments:
Continuing operations	(42)	(42)	(42)
Realized gain on extinguishment of debt: (4)
Continuing operations	43	35	1,163
Discontinued operations	—	—	3,339
Unrealized gain on investment in short term securities: (5)
Continuing operations	—	11	186
Discontinued operations	—	—	(429)
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	1	9	—
Discontinued operations	—	—	(9)
MFFO attributable to common stockholders	$39,321	$59,010	$68,760
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,963
Net (loss) income per share (basic and diluted)	$(0.13)	$0.02	$2.02
FFO per share (basic and diluted)	$0.22	$0.31	$0.37
MFFO per share (basic and diluted)	$0.23	$0.34	$0.40

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
(3)
Management believes that adjusting for write-offs of lease related assets is appropriate because they are non-cash adjustments that may not be reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance. In 2020, we recorded write-offs totaling approximately $2.6 million for deferred rent from prior GAAP straight-line adjustments, unamortized lease costs and lease related intangibles.

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

Related-Party Transactions

Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, acquisitions, dispositions and operating activities. To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (“Expense Year”), commencing with the Expense Year ending June 30, 2013, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the Expense Year ended December 31, 2021, the Company did not incur operating expenses in excess of the limitation.

See Item 8. “Financial Statements and Supplemental Data – Note 10. Related Party Arrangements” in the accompanying consolidated financial statements for additional information.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates will involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment. See Item 8. “Financial Statements and Supplemental Data – Note 2. Summary of Significant Accounting Policies” in the accompanying consolidated financial statements for additional information.

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

Risks and Uncertainties — The outbreak of the COVID-19 pandemic around the globe continues to adversely impact commercial activity and has contributed to significant volatility in financial markets. Various states in which the Company owns properties have reacted by, among other things, instituting quarantines and move-in restrictions that have negatively impacted occupancy at seniors housing communities. While some of these restrictions have been relaxed, many still remain in place. The pandemic has also resulted in the incurrence of costs related to disease control and containment. Such actions have and continue to create significant business disruption and have and continue to adversely impact the senior housing sector. COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and has triggered a period of economic slowdown which may have a material adverse effect on the Company’s results and financial condition.

The COVID-19 pandemic has had and may continue to have a material and adverse impact on our financial condition, results of operations and cash flows. The extent of the continued impact of COVID-19 on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at the current time as it depends on several factors beyond our control including, but not limited to (i) the severity and duration of the outbreak caused by new variants of the virus, (ii) the effectiveness and acceptance of vaccines, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the analysis of real estate impairments, the valuation of contingent assets and liabilities, and the valuation of restricted common stock shares issued to the Advisor. Accordingly, actual results could differ from those estimates.

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

Impairment of Real Estate Assets. Real estate assets are reviewed on an ongoing basis to determine whether there are any impairment indicators. Management considers potential impairment indicators to primarily include (i) changes in a real estate asset’s operating performance, such as a current period net operating loss combined with a history of net operating losses, or changes in a lease which demonstrate potential future losses associated with the use of a real estate asset or (ii) a current expectation that, more likely than not, a real estate asset will be sold or otherwise disposed of significantly before the end of its previously estimated holding period. To assess if an asset group is potentially impaired, we compare the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the asset group over its remaining useful life, or our estimated holding period if shorter, to the net carrying value of the asset group. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying value of the asset group to the estimated fair value of the asset group. In March 2022, we received an unsolicited offer and entered into a purchase and sale agreement for the Hurst Specialty Hospital with an unrelated third party for a gross sales price of $8.5 million. In conjunction therewith, we determined that the carrying value of this property was not recoverable and during the year ended December 31, 2021, we recorded an impairment provision of approximately $9.8 million to write-down the value of our Hurst Specialty Hospital to its estimated sales proceeds expected from the sale of the Hurst Specialty Hospital.

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

Impact of Accounting Pronouncements

See Item 8. “Financial Statements and Supplemental Data – Note 2. Summary of Significant Accounting Policies” for additional information about the impact of accounting pronouncements.

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

The following is a schedule as of December 31, 2021 of our fixed and variable rate debt maturities for each of the next five years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value (1)
Fixed rate debt	$45,684	$23,407	$20,675	$—	$—	$—	$89,766	$90,000
Weighted average interest rate on fixed rate debt	4.12%	4.65%	3.25%	—	—	—	4.06%
Variable rate debt	$—	$88,000	$415,000	$—	$—	$—	$503,000	$503,000
Average interest rate on variable rate debt	—	1.52% +LIBOR	1.51% +LIBOR	—	—	—	1.51% +LIBOR

_____________

FOOTNOTE:

(1)
The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2021. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to LIBOR rates as of December 31, 2021, considering the impact of our interest rate caps, would increase interest expense approximately $1.5 million for the year ended December 31, 2021. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels.

As of December 31, 2021, the Company’s debt is comprised of approximately 15.1% in fixed rate debt, approximately 59.9% in variable rate debt with current interest rate protection and approximately 25.0% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our Term Loan Facility. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CNL Healthcare Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNL Healthcare Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules appearing under Item 8 as listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Analysis of Real Estate Assets for Indicators of Impairment

As described in Notes 2 and 4 to the consolidated financial statements, the net carrying value of the Company’s real estate investment properties was $1.3 billion as of December 31, 2021. Real estate assets are reviewed by management on an ongoing basis to determine whether there are any impairment indicators. Management considers potential impairment indicators to primarily include (i) changes in a real estate asset’s operating performance, such as a current period net operating loss combined with a history of net operating losses, or changes in a lease which demonstrate potential future losses associated with the use of a real estate asset or (ii) a current expectation that, more likely than not, a real estate asset will be sold or otherwise disposed of significantly before the end of its previously estimated holding period.

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

March 23, 2022

We have served as the Company's auditor since 2010.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2021	2020
Real estate investment properties, net (including VIEs $42,612 and $43,890, respectively)	$1,347,229	$1,392,860
Assets held for sale, net	―	7,421
Cash (including VIEs $1,597 and $505, respectively)	53,161	61,475
Restricted cash (including VIEs $59 and $102, respectively)	4,520	4,536
Other assets (including VIEs $544 and $524, respectively)	18,700	23,341
Deferred rent, lease incentives and intangibles, net	12,970	14,408
Total assets	$1,436,580	$1,504,041
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $28,855 and $29,158, respectively)	$89,400	$336,685
Credit facilities	499,728	263,423
Accounts payable and accrued liabilities (including VIEs $1,489 and $490, respectively)	29,170	24,519
Other liabilities (including VIEs $299 and $242, respectively)	6,115	8,255
Due to related parties	1,406	1,780
Liabilities associated with assets held for sale	―	10
Total liabilities	625,819	634,672
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	520	572
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 shares issued and 173,960 shares outstanding	1,740	1,740
Capital in excess of par value	1,516,926	1,516,926
Accumulated income	101,861	124,743
Accumulated distributions	(811,493)	(775,866)
Accumulated other comprehensive income (loss)	10	(35)
Total stockholders' equity	809,044	867,508
Noncontrolling interest	1,197	1,289
Total equity	810,761	869,369
Total liabilities and equity	$1,436,580	$1,504,041

The abbreviation VIEs above means variable interest entities.

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Rental income and related revenues	$30,101	$26,287	$37,786
Resident fees and services	265,321	280,854	288,344
Total revenues	295,422	307,141	326,130

Operating expenses:
Property operating expenses	197,562	193,427	188,578
General and administrative expenses	9,116	9,413	13,217
Asset management fees	15,733	18,051	18,593
Property management fees	12,981	13,772	12,840
Financing coordination fees	—	—	1,878
Impairment provision	9,790	—	—
Depreciation and amortization	50,417	51,817	49,823
Total operating expenses	295,599	286,480	284,929
Gain on sale of real estate	—	1,074	432
Operating (loss) income	(177)	21,735	41,633

Other income (expense):
Interest and other income	720	5,655	1,531
Interest expense and loan cost amortization	(19,696)	(24,285)	(39,618)
Equity in earnings of unconsolidated entity	471	1,050	731
Total other expense	(18,505)	(17,580)	(37,356)

(Loss) income before income taxes	(18,682)	4,155	4,277
Income tax expense	(4,174)	(1,098)	(2,211)
(Loss) income from continuing operations	(22,856)	3,057	2,066
(Loss) income from discontinued operations	(10)	954	349,730
Net (loss) income	(22,866)	4,011	351,796
Less: Amounts attributable to noncontrolling interests
Net income from continuing operations	16	99	35
Net income from discontinued operations	—	—	265
Net (loss) income attributable to common stockholders	$(22,882)	$3,912	$351,496

Net (loss) income per share of common stock (basic and diluted)
Continuing operations	$(0.13)	$0.01	$0.01
Discontinued operations	$—	$0.01	$2.01
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,963

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net (loss) income	$(22,866)	$4,011	$351,796
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	40	11	(980)
Reclassification of interest rate swaps upon derecognition	—	—	(509)
Reclassification of interest rate caps upon derecognition	—	2	265
Unrealized gain (loss) on derivative financial instruments of equity method investments	5	(12)	11
Total other comprehensive income (loss)	45	1	(1,213)
Comprehensive (loss) income	(22,821)	4,012	350,583
Less: Comprehensive income (loss) attributable to noncontrolling interest	16	99	300
Comprehensive (loss) income attributable to common stockholders	$(22,837)	$3,913	$350,283

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Income (Loss)	Distributions	(Loss) Income	Equity	Interest	Equity
Balance at December 31, 2018	$579	173,963	$1,740	$1,516,543	$(233,847)	$(345,347)	$1,177	$940,266	$1,081	$941,926
Adoption of lease accounting standard	―	―	―	―	3,182	―	―	3,182	―	3,182
Redemptions of common stock	―	(3)	―	(23)	―	―	―	(23)	―	(23)
Net income	25	―	―	―	351,496	―	―	351,496	275	351,796
Other comprehensive loss	―	―	―	―	―	―	(1,213)	(1,213)	―	(1,213)
Distribution to noncontrolling interest	(46)	―	―	―	―	―	―	―	(636)	(682)
Distributions to holders of promoted interest	―	―	―	406	―	―	―	406	―	406
Cash distributions declared ($2.26999 per share)	―	―	―	―	―	(394,892)	―	(394,892)	―	(394,892)
Contribution from noncontrolling interests	―	―	―	―	―	―	―	―	531	531
Balance at December 31, 2019	$558	173,960	$1,740	$1,516,926	$120,831	$(740,239)	$(36)	$899,222	$1,251	$901,031
Net income	44	―	―	―	3,912	―	―	3,912	55	4,011
Other comprehensive income	―	―	―	―	―	―	1	1	―	1
Distributions to noncontrolling interest	(30)	―	―	―	―	―	―	―	(92)	(122)
Cash distributions declared ($0.20480 per share)	―	―	―	―	―	(35,627)	―	(35,627)	―	(35,627)
Contribution from noncontrolling interests	―	―	―	―	―	―	―	―	75	75
Balance at December 31, 2020	$572	173,960	$1,740	$1,516,926	$124,743	$(775,866)	$(35)	$867,508	$1,289	$869,369
Net income (loss)	60	―	―	―	(22,882)	―	―	(22,882)	(44)	(22,866)
Other comprehensive income	―	―	―	―	―	―	45	45	―	45
Distributions to noncontrolling interests	(112)	―	―	―	―	―	―	―	(48)	(160)
Cash distributions declared ($0.20480 per share)	―	―	―	―	―	(35,627)	―	(35,627)	―	(35,627)
Balance at December 31, 2021	$520	173,960	$1,740	$1,516,926	$101,861	$(811,493)	$10	$809,044	$1,197	$810,761

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities:
Net (loss) income	$(22,866)	$4,011	$351,796
Net (loss) income from discontinued operations	(10)	954	349,730
Net (loss) income from continuing operations	(22,856)	3,057	2,066
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	50,417	51,817	49,823
Amortization of loan costs	2,193	2,041	2,509
Amortization of premium for debt investments	(42)	(42)	(42)
Straight-line rent adjustments	1,231	1,697	733
Deferred income tax benefit	3,632	553	1,682
Loss on extinguishment of debt	43	35	804
Impairment provision	9,790	—	—
Write-off of deferred rent and lease related costs	—	2,468	—
Gain on sale of real estate	—	(1,074)	(432)
Other non-cash operating activities	1,304	1,212	2,189
Changes in operating assets and liabilities:
Other assets	(1,326)	1,299	(5,789)
Deferred rent and lease incentives	(250)	—	—
Accounts payable and accrued liabilities	4,718	505	2,198
Other liabilities	(2,108)	(1,003)	42
Due to related parties	(374)	(495)	(977)
Net cash flows provided by operating activities – continuing operations	46,372	62,070	54,806
Straight-line rent adjustments	—	—	(1,242)
Loss on extinguishment of debt	—	—	2,547
Write-off of deferred rent and lease related costs	—	103	67
Gain on sale of real estate	—	—	(336,074)
Changes in operating assets and liabilities:
Other assets	14	—	—
Accounts payable and accrued liabilities	(8)	3	(6,265)
Other liabilities	(3)	1	(4,203)
Other operating activities	(3)	(12)	584
Net cash flows (used in) provided by operating activities – discontinued operations	(10)	1,049	5,144
Net cash flows provided by operating activities	46,362	63,119	59,950
Investing activities:
Proceeds from sale of real estate	—	53,712	5,989
Capital expenditures	(14,186)	(12,231)	(6,409)
Other investing activities	35	41	1,676
Net cash (used in) provided by investing activities – continuing operations	(14,151)	41,522	1,256
Proceeds from sale of real estate	7,402	28,398	1,354,461
Capital expenditures	—	—	(1,466)
Other investing activities	—	—	(723)
Net cash provided by investing activities – discontinued operations	7,402	28,398	1,352,272
Net cash (used in) provided by investing activities	$(6,749)	$69,920	$1,353,528

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Financing activities:
Distributions to stockholders, net of distribution reinvestments	$(35,627)	$(35,627)	$(394,892)
Redemptions of common stock	—	—	(23)
Draws under credit facilities	238,000	40,000	95,000
Proceeds from mortgage and other notes payable	—	—	21,452
Payment of loan costs	(2,404)	(122)	(6,413)
Principal payments on mortgages and other notes payable	(247,753)	(39,737)	(680,864)
Repayments on credit facilities	—	(80,000)	(464,125)
Other financing activities	(159)	(79)	(577)
Net cash flows used in financing activities	(47,943)	(115,565)	(1,430,442)
Net (decrease) increase in cash and restricted cash	(8,330)	17,474	(16,964)
Cash and restricted cash at beginning of period, including assets held for sale	66,011	48,537	65,501
Cash and restricted cash at end of period, including assets held for sale	$57,681	$66,011	$48,537

Supplemental disclosure of cash flow information (continuing operations):
Cash paid for interest	$17,615	$23,181	$39,250
Cash paid for taxes, net	$690	$737	$641

See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

1. Organization

CNL Healthcare Properties, Inc. (the “Company”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. The Company has been and intends to continue to be organized and operate in a manner that allows it to remain qualified as a REIT for U.S. federal income tax purposes. The Company conducts substantially all of its operations either directly or indirectly through: (1) an operating partnership, CHP Partners, LP (“Operating Partnership”), in which the Company is the sole limited partner and its wholly-owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly-owned taxable REIT subsidiary (“TRS”), CHP TRS Holding, Inc.; (3) property owner and lender subsidiaries, which are single purpose entities; and (4) investments in joint ventures.

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

In 2017, the Company began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders. In April 2018, the Company’s board of directors formed a special committee consisting solely of its independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of the Company’s or one of its subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of the Company’s assets or one or more of the Company’s asset classes and the distribution of the net sale proceeds thereof to the stockholders of the Company and (iii) a potential business combination or other transaction with a third party or parties that provides the stockholders of the Company with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”). Since 2018, the Special Committee has engaged KeyBanc Capital Markets Inc. to act as a financial advisor to the aforementioned Special Committee. As part of executing on Possible Strategic Alternatives, the Company committed to a plan to sell 70 properties which included the sale of its 63 property MOB/Healthcare Portfolio (consisting of 53 medical office buildings (“MOBs”), five post-acute care facilities and five acute care hospitals across the US) plus seven skilled nursing facilities. As of December 31, 2021, the Company had sold 69 of these properties. In September 2020, the Company decided to discontinue marketing for sale its Hurst Specialty Hospital due to financial difficulties experienced by the tenant of this property and in March 2022, entered into a purchase and sale agreement to sell this last property it had previously planned to sell. Refer to Note 16. “Subsequent Events” for additional information.

As of December 31, 2021, the Company’s healthcare investment portfolio was geographically diversified with properties in 26 states and consisted of interests in 73 properties, including 71 senior housing communities, the Hurst Specialty Hospital and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

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

Government Grant Income — On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which provided, among other things, for the establishment of a Provider Relief Fund under the direction of the Department of Health and Human Services (“HHS”). Grant income is recognized upon receipt of grant income and when all the conditions of the grant have been met. During the years ended December 31, 2021 and 2020, the Company received provider relief funds (“PRFs”) and recorded approximately $0.5 million and $5.3 million, respectively, as other income in the accompanying consolidated statements of operations as all conditions of the grant had been met. In September 2021, HHS announced that additional funds were made available for healthcare providers under Phase 4 of the Provider Relief Fund. The Company submitted an application under Phase 4 in September 2021 and is awaiting specific guidance from HHS on how Phase 4 relief will be distributed.

Risks and Uncertainties — In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic around the globe. Since the onset of the pandemic, we have operated and continue to operate our communities through the disruptions and uncertainties of the pandemic, including disruptions from new variants of the virus during 2021. The COVID-19 pandemic has had and may continue to have a material and adverse impact on our financial condition, results of operations and cash flows. The extent of the continued impact of COVID-19 on our financial condition results of operations and cash flows is uncertain and cannot be predicted at the current time as it depends on several factors beyond our control including, but not limited to (i) the severity and duration of the outbreak caused by new variants of the virus, (ii) the effectiveness and acceptance of vaccines, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery.

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

YEAR ENDED DECEMBER 31, 2021

2. Summary of Significant Accounting Policies (Continued)

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

2. Summary of Significant Accounting Policies (Continued)

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less. As of December 31, 2021, certain of the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash — Certain amounts of cash are escrowed to fund capital expenditures, property taxes and/or insurance as required by loan or lease terms, and certain security deposits represent restricted use funds.

Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest method. As of December 31, 2021 and 2020, the accumulated amortization of loan costs was approximately $9.5 million and $8.3 million, respectively.

Deferred Lease-Related Costs— The Company deferred lease-related costs that it incurred to obtain new or extend existing leases. The Company amortizes these costs using the straight-line method of accounting over the shorter of the respective lease term or estimated useful life. If a lease is terminated or modified prior to its scheduled expiration, the Company recognizes a loss on lease termination related to any unamortized deferred lease-related costs not deemed to be recoverable.

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

YEAR ENDED DECEMBER 31, 2021

2. Summary of Significant Accounting Policies (Continued)

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

YEAR ENDED DECEMBER 31, 2021

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

The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of December 31, 2021 and 2020 because of the relatively short maturities of the obligations.

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

The Restricted Stock is forfeited if stockholders do not ultimately receive their original invested capital back with at least a 6% annualized return of investment upon a future liquidity or disposition event of the Company. Upon issuance of Restricted Stock, the Company measures the fair value at its then-current lowest aggregate fair value pursuant to ASC 505-50. On the date in which the Advisor satisfies the vesting criteria, the Company remeasures the fair value of the Restricted Stock pursuant to ASC 505-50 and records expense equal to the difference between the original fair value and that of the remeasurement date. In addition, given that performance is outside the control of the Advisor and involves both market conditions and counterparty performance conditions, the shares are treated as unissued for accounting purposes and the Company only includes the Restricted Stock in the calculation of diluted earnings per share to the extent their effect is dilutive and the vesting conditions have been satisfied as of the reporting date.

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

YEAR ENDED DECEMBER 31, 2021

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

YEAR ENDED DECEMBER 31, 2021

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

In Q1 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. As of December 31, 2021, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements; however, the Company will continue to assess the potential impact on its variable rate debt contracts and future hedging relationships, as applicable.

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, Government Assistance (Topic 832) (“ASU 2021-10”). ASU 2021-10 requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution model by analogy to other accounting guidance, including information about the nature of the transactions and related accounting policy used to account for the transactions, the financial statement line items affected by the transactions and the applicable amounts, and significant terms and conditions of the transactions. ASU 2021-10 is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company early adopted ASU 2021-10, and the adoption of ASU 2021-10 did not have a material impact on the Company’s financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

3. Revenue

The following table presents disaggregated revenue related to the Company’s resident fees and services during the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	Number of Units			Revenues (in millions)			Percentage of Revenues
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Resident fees and services:
Independent living	2,243	2,256	2,261	$69.6	$72.6	$74.3	26.2%	25.9%	25.8%
Assisted living	2,960	2,947	2,966	128.9	138.1	140.5	48.6%	49.2%	48.7%
Memory care	904	904	853	53.2	57.7	59.4	20.1%	20.5%	20.6%
Other revenues	—	—	—	13.6	12.5	14.1	5.1%	4.4%	4.9%
	6,107	6,107	6,080	$265.3	$280.9	$288.3	100.0%	100.0%	100.0%

4. Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2021 and 2020 are as follows, excluding assets held for sale (in thousands):

	December 31,	December 31,
	2021	2020
Land and land improvements	$133,339	$132,663
Building and building improvements	1,497,143	1,501,107
Furniture, fixtures and equipment	101,602	94,141
Less: accumulated depreciation	(384,855)	(335,051)
Real estate investment properties, net	$1,347,229	$1,392,860

During the year ended December 31, 2020, the Company sold the six properties comprising the Perennial Communities and recorded a gain on sale from continuing operations of approximately $1.1 million for financial reporting purposes.

As described in Note 1. “Organization”, in September 2020, the Company discontinued marketing efforts related to the sale of the Hurst Specialty Hospital, an acute care property that the Company had previously classified as assets held for sale, due to financial difficulties of the tenant and their inability to remain current under the terms of their triple net lease. As a result of discontinuing marketing efforts, the Hurst Specialty Hospital no longer met the assets held for sale criteria and the Company recorded an adjustment of $1.5 million in September 2020, representing the catch up in depreciation expense that would have been recognized had the Hurst Specialty Hospital been continuously classified as held and used. In addition, the Company determined an estimate of fair value of the Hurst Specialty Hospital in order to reclassify the property as held and used at the lower of adjusted carrying value or fair value. The Company discounted the net expected cash flows from the property, plus an estimate of sales proceeds from the ultimate disposition of this property, to estimate the fair value of the Hurst Specialty Hospital. The Company used Level 3 unobservable inputs that included estimates of expected cash flows and a capitalization rate based on appraisal information from an independent third-party valuation firm engaged as a valuation advisor and comparable sales/broker transactions. The estimated fair value was higher than the adjusted carrying value of the property. The Company reclassified the Hurst Specialty Hospital as held and used at the adjusted carrying value, which was lower than its fair value, resulting in no loss on reclassification of this property. The Company recorded all operating results from the Hurst Specialty Hospital as income or loss from continuing operations for all periods presented.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

4. Real Estate Assets, net (Continued)

During the year ended December 31, 2020, the tenant of the Hurst Specialty Hospital was unable to remain current under its lease obligation and the Company established rent reserves of $0.8 million for uncollected rents as of December 31, 2020. The Company assessed that collectability of lease payments was not probable and recorded rental income on a cash basis. The Company also recorded a write-off of $2.5 million, representing the deferred rent from prior GAAP straight-line adjustments and unamortized lease costs, because the Company determined that these assets were not realizable due to continued financial difficulties of the tenant.

In March 2022, the Company entered into a purchase and sale agreement for the Hurst Specialty Hospital with an unrelated third party for a gross sales price of $8.5 million. In conjunction therewith, the Company determined that the carrying value of this property was not recoverable and during the year ended December 31, 2021, recorded an impairment provision of approximately $9.8 million to write-down the carrying value of its Hurst Specialty Hospital to its estimated sales proceeds expected from the sale of the Hurst Specialty Hospital. As a result, the Hurst Specialty Hospital was carried at fair value as of December 31, 2021. The Level 3 unobservable inputs used in determining the fair value were based on estimated sales proceeds. The Company did not record impairment provisions from continuing operations during the years ended December 31, 2020 and 2019, or have any investment properties carried at fair value as of December 31, 2020.

Depreciation expense on the Company’s real estate investment properties, net was approximately $50.0 million, $51.4 million and $49.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation expense for the year ended December 31, 2020 includes the $1.5 million depreciation catch up adjustment described above and depreciation through the determination date on the assets held for sale.

5. Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2021 and 2020 are as follows (in thousands):

	As of December 31,
	2021	2020
In-place lease intangibles	$3,944	$3,944
Less: accumulated depreciation	(3,512)	(3,118)
Intangible assets, net	$432	$826

For each of the years ended December 31, 2021, 2020 and 2019, amortization on the Company’s intangible assets was approximately $0.4 million, all of which was included in depreciation and amortization in the Company's consolidated statements of operations.

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter, in the aggregate, as of December 31, 2021 is as follows (in thousands):

2022	$253
2023	74
2024	74
2025	31
2026	―
Thereafter	―
$432

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

6. Assets and Associated Liabilities Held For Sale and Discontinued Operations

As described in Note 1. “Organization,” as part of executing on Possible Strategic Alternatives, and excluding the Hurst Specialty Hospital, which the Company ceased marketing for sale as described above in Note 4. “Real Estate Assets, net,” the Company’s board of directors agreed to a plan to sell 69 properties, 62 of which met the criteria for classification as discontinued operations as further described below. During the years ended December 31, 2021, 2020 and 2019, the Company sold one acute care property, one property and 60 properties, respectively. As of December 31, 2021, the Company did not have any properties classified as held for sale.

As of December 31, 2020, the one acute care property classified as assets held for sale and liabilities associated with those assets held for sale (which was sold in January 2021) consisted of the following (in thousands):

As of December 31, 2020
MOB/Healthcare Portfolio
Real estate held for sale, net	$5,922
Intangibles, net	1,481
Other assets	18
Assets held for sale, net	$7,421

Accounts payable and accrued liabilities	$8
Other liabilities	2
Liabilities associated with assets held for sale	$10

The Company classified the revenues and expenses related to the Company’s MOB/Healthcare Portfolio, which consisted of 62 properties, as discontinued operations in the accompanying consolidated statements of operations, as management believed the sale of these properties represented a strategic shift in the Company’s operations. The following table is a summary of income from discontinued operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended
	December 31,
	2021	2020	2019
Revenues:
Rental income and related revenues	$6	$1,266	$46,073
Operating expenses:
Property operating expenses	3	7	11,333
General and administrative	3	138	411
Asset management fees	8	139	4,689
Property management fees	5	28	1,257
Total operating expenses	19	312	17,690
Gain on sale of real estate	—	—	336,074
Operating (loss) income	(13)	954	364,457

Other income (expense):
Interest and other income	—	—	56
Interest expense and loan cost amortization	—	—	(14,618)
Total other income (expense)	—	—	(14,562)

(Loss) income before income taxes	(13)	954	349,895
Income tax benefit (expense)	3	—	(165)
(Loss) income from discontinued operations	$(10)	$954	$349,730

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

7. Operating Leases

As of December 31, 2021, the Company owned 15 seniors housing properties and the Hurst Specialty Hospital that have been leased to tenants under triple-net operating leases. Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities and, therefore, such amounts are not included in the Company’s consolidated financial statements. However, if the tenant does not pay the real estate taxes, the Company will be liable for such amounts. As of December 31, 2021, the total annualized property tax assessed on these properties was approximately $3.2 million.

As of December 31, 2021, the Company’s triple-net operating leases had a weighted average remaining lease term of 5.7 years based on annualized base rents expiring between 2025 and 2032, subject to the tenants’ options to extend the lease terms by an additional five years. In addition, certain tenants hold options to extend the lease terms for multiple five-year periods, which are generally subject to similar terms and conditions provided under the initial lease term, including rent increases. The Company’s lease term is determined based on the non-cancellable lease term unless economic incentives make it reasonably certain that an extension option will be exercised, in which case the Company includes the extended lease term.

The following are future minimum lease payments for the Company’s 15 senior housing properties and the Hurst Specialty Hospital to be received under non-cancellable operating leases for the five years and thereafter, in the aggregate, as of December 31, 2021 (in thousands):

2022	$28,754
2023	29,013
2024	29,508
2025	22,926
2026	11,737
Thereafter	64,451
$186,389

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

8. Variable Interest Entities

As of December 31, 2021 and 2020, the Company had two subsidiaries classified as VIEs. These subsidiaries are joint ventures with completed real estate under development in which their equity interest consists of non-substantive protective voting rights. Additionally, one of the subsidiaries has insufficient equity at risk due to the development nature of the joint venture. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these subsidiaries due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

8. Variable Interest Entities (Continued)

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of December 31, 2021 and 2020 are as follows (in thousands):

	As of December 31,
	2021	2020
Assets:
Real estate investment properties, net	$42,612	$43,890
Cash	$1,597	$505
Restricted cash	$59	$102
Other assets	$544	$524
Liabilities:
Mortgages and other notes payable, net	$28,855	$29,158
Accounts payable and accrued liabilities	$1,489	$490
Other liabilities	$299	$242

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $12.8 million as of December 31, 2021. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

9. Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2021 and 2020, (in thousands):

	As of December 31,
	2021	2020
Mortgages payable and other notes payable:
Fixed rate debt (1)	$89,766	$337,519
Premium(2)	59	101
Loan costs, net	(425)	(935)
Total mortgages and other notes payable, net	89,400	336,685
Credit facilities:
Revolving Credit Facility(3)(4)(5)	88,000	―
Term Loan Facility(3)(5)	265,000	265,000
2021 Term Loan Facility(3)(5)	150,000	―
Loan costs, net related to Term Loan Facilities	(3,272)	(1,577)
Total credit facilities, net	499,728	263,423
Total indebtedness, net	$589,128	$600,108

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

9. Indebtedness (Continued)

_____________

FOOTNOTES:

(1)
As of December 31, 2021 and 2020, the Company’s mortgages and other notes payable are collateralized by seven and 29 properties, respectively, with total carrying value of approximately $135.4 million and $497.4 million, respectively.
(2)
Premium is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(3)
As of December 31, 2021 and 2020, the Company had entered into interest rate caps with notional amounts of approximately $355.0 million and $225.0 million, respectively. Refer to Note 11. “Derivative Financial Instruments” for additional information.
(4)
As of December 31, 2021 and 2020, the Company had undrawn availability under the applicable revolving credit facility of approximately $14.1 million and $150.2 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan, which includes certain assets held for sale.
(5)
The 30-day LIBOR was approximately 0.10% and 0.14%, respectively, as of December 31, 2021 and 2020.

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

In September 2021, the Company entered into a new term loan agreement (the “Term Loan Agreement”), which provided for an additional $150 million senior unsecured term loan facility (the “2021 Term Loan Facility”) to complement and become part of the Company's existing Credit Facilities. The 2021 Term Loan Facility has an initial term that is co-terminus with the Credit Facilities, maturing May 15, 2024, subject to one 12-month extension, and bears interest based on 30-day LIBOR plus a spread that varies with the Company's leverage ratio. The 2021 Term Loan Facility is pre-payable at any time in whole or part without fees or penalties, has a borrowing availability calculation that is subject to a similar borrowing base calculation as the Credit Facilities and contains similar affirmative, negative and financial covenants as the covenants in the Credit Facilities. Upon the execution of the Term Loan Agreement, the Company paid fees totaling approximately $0.9 million to unrelated third parties and a refinancing coordination fee to the Advisor of approximately $1.5 million. See Note 10. “Related Party Arrangements” for additional information regarding the financing coordination fee.

In October 2021, the Company refinanced secured indebtedness of approximately $238.0 million, consisting of debt collateralized by 22 properties, in advance of its scheduled maturity of January 2022 using proceeds from the unsecured 2021 Term Loan Facility and available borrowings under its Revolving Credit Facility.

The following is a schedule of future principal payments and maturity for the Company’s total indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2021 (in thousands):

2022	$45,684
2023	111,407
2024	435,675
2025	—
2026	—
Thereafter	—
$592,766

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

9. Indebtedness (Continued)

The Company had liquidity of approximately $67.3 million as of December 31, 2021 (consisting of $53.2 million in cash on hand and $14.1 million of availability under its Revolving Credit Facility) and was well positioned to manage its near-term debt maturities. The Company has $45.7 million of scheduled principal payments coming due during the year ending December 31, 2022, which includes $45.0 million relating to secured debt collateralized by five properties that matures in September 2022. Management has begun exploring several repayment or refinancing options, including using availability from its unsecured Revolving Credit Facility or refinancing the facility with another lending institution as a secured debt facility.

The following table details the Company’s mortgages and other notes payable, all of which were fixed rate debt, as of December 31, 2021 and 2020, (in thousands):

Property and Loan	Interest Rate at December		Maturity	December 31,
Type	31, 2021	Payment Terms	Date (1)	2021		2020
Pacific Northwest Communities; Mortgage Loans	4.30% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/2022	$	―	$189,938
Capital Health Communities; Mortgage Loans (2)	(3)	Monthly principal and interest payments based on a 25-year amortization schedule	1/5/2022		―	55,925
Primrose I Communities; Mortgage Loan (3)	4.11% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/1/2022		45,019	46,317
Watercrest at Mansfield; Mortgage Loan (4)	4.68% per annum	Monthly principal and interest payments based on a total payment of $143,330	6/1/2023		23,473	24,065
Watercrest at Katy; Mortgage Loan	3.25% per annum	Monthly interest only payments through November 2022; principal and interest payments thereafter based on a 25-year amortization schedule	11/15/2024		21,274	21,274
	Total mortgages and other notes payable, net				$89,766	$337,519

_____________

FOOTNOTES:

(1)
Represents the initial maturity date (or, as applicable, the maturity date as extended).
(2)
Consisted of a mortgage loan and a supplemental loan. The mortgage loan accrued interest at a fixed rate equal to 4.25% per annum. The supplemental loan accrued interest at a fixed rate equal to 4.3% per annum.
(3)
If prepaid prior to May 30, 2022, the prepayment penalty will be 1% of the outstanding principal balance of the Primrose I Communities Mortgage Loan. No prepayment fee is required if the Primrose I Communities Mortgage Loan is prepaid between May 31, 2022 and maturity. Partial prepayment of a loan is not permitted. The loan is transferable upon sale of the assets subject to lender approval.
(4)
The balance for this loan excludes a remaining premium of $0.1 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

9. Indebtedness (Continued)

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of December 31, 2021 and 2020 (in millions):

	December 31,		December 31,
	2021		2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$90.4	$89.4	$339.4	$336.7
Credit facilities, net	$503.0	$499.7	$265.0	$263.4

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

The credit facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of December 31, 2021 the Company was in compliance with all financial covenants related to its Credit Facilities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

10. Related Party Arrangements

The Company is externally advised and has no direct employees. Certain of the Company’s executive officers are executive officers of, or are on the board of managers of the Advisor.

In connection with services provided to the Company, affiliates are entitled to the following fees:

Advisor — The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, offering, acquisition and operating activities. Pursuant to the advisory agreement, as amended, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties (including its proportionate share of properties acquired through joint ventures) for services rendered in connection with the selection, evaluation, structure and purchase of assets. In addition, the Advisor is entitled to receive a monthly asset management fee based on the average real estate asset value (as defined in the advisory agreement) of the Company’s properties, including its proportionate share of properties owned through joint ventures. In May 2021, the Company extended its advisory agreement with the Advisor through June 2022 and, effective with the renewal, reduced the asset management fee from 1.0% per annum to 0.8% per annum of average invested assets. The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

The Company will pay the Advisor, if a substantial amount of services are provided as determined by the Company’s independent directors, a disposition fee in an amount equal to (a) 1% of the gross market capitalization of the Company upon the occurrence of a listing on a national securities exchange, or 1% of the gross consideration paid upon the occurrence of a liquidity event as a result of a merger, share exchange or acquisition or similar transaction pursuant to which the stockholders receive cash and/or listed or non-listed securities, or (b) 1% of the gross sales price upon the sale or transfer of one or more assets (including a sale of all the Company’s assets). The Company will not pay its Advisor a disposition fee in connection with the sale of investments that are securities. A disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor, provided that when added to the sum of all brokerage and real estate fees and commissions paid to unaffiliated parties, the disposition fee to the Advisor may not exceed the lesser of (i) a competitive real estate or brokerage commission or (ii) an amount equal to 6% of the gross sales price.

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

YEAR ENDED DECEMBER 31, 2021

10. Related Party Arrangements (Continued)

Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”). In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreement. The Company did not incur operating expenses in excess of the Limitation during the Expense Years ended December 31, 2021, 2020 and 2019.

Amended and Restated Expense Support Agreement — Pursuant to the Amended and Restated Expense Support Agreement, the Company’s Advisor agreed to forgo the payment of fees in cash and accept Restricted Stock for services in an amount equal to the positive excess, if any, of (a) Aggregate Stockholder Cash Distributions declared for the applicable year, over (b) aggregate MFFO, each as defined in the Amended and Restated Expense Support Agreement. The Restricted Stock is subordinated and forfeited to the extent that stockholders do not receive their invested capital plus a 6% cumulative non-compounded annual return upon ultimate liquidity of the Company. Any amounts settled, and for which restricted stock shares were issued pursuant to the Amended and Restated Expense Support Agreement, have been permanently settled and the Company has no further obligation to pay such amounts.

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

CNL Capital Markets LLC — CNL Capital Markets LLC, an affiliate of CNL, receives a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the term of the agreement. For each of the years ended December 31, 2021, 2020 and 2019, the Company incurred approximately $0.9 million in such fees. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Co-Venture Partners —The Company incurs operating expenses which, in general, relate to administration of the Company and its subsidiaries on an ongoing basis.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

10. Related Party Arrangements (Continued)

The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the years ended December 31, 2021, 2020 and 2019, and related amounts unpaid as of December 31, 2021 and 2020 are as follows (in thousands):

	Years Ended			Unpaid amounts as of (1)
	December 31,			December 31,	December 31,
	2021	2020	2019	2021	2020
Reimbursable expenses:
Operating expenses (2)	$2,972	$3,517	$5,066	$214	$275
	2,972	3,517	5,066	214	275

Disposition fee (3)	—	143	3,031	—	―
Financing coordination fees (4)	1,500	61	5,553	—	—
Asset management fees (5)	15,740	18,190	23,281	1,192	1,505
	$20,212	$21,911	$36,931	$1,406	$1,780

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
(4)
For the years ended December 31, 2021 and 2020, the Company incurred financing coordination fees of approximately $1.5 million and $0.1 million, respectively, all of which were capitalized as loan costs and reflected in mortgages and other notes payable, net in the accompanying consolidated balance sheets. For the year ended December 31, 2019, the Company incurred approximately $5.6 million in financing coordination fees related to the refinancing of the loans associated with certain operating properties of which approximately $3.7 million were capitalized as loan costs and reduced mortgages and other notes payable, net in the accompanying consolidated balance sheets.
(5)
Effective May 26, 2021, the asset management fee was reduced from 1.0% per annum to 0.80% per annum of average invested assets. For the years ended December 31, 2021, 2020 and 2019, the Company incurred approximately $15.7 million, $18.2 million and $23.3 million, respectively, in asset management fees payable to the Advisor. No expense support was received for the years ended December 31, 2021, 2020 and 2019. There were no asset management fees capitalized for the years ended December 31, 2021, 2020 and 2019.

No amounts were settled or paid in the form of Restricted Stock in accordance with the expense support agreements for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, $13.57 million of asset management fees had been settled in exchange for 1.332 million shares of Restricted Stock. The number of Restricted Stock shares granted to the Advisor in lieu of payment in cash was determined by dividing the expense support amount for the respective determination date by the then-current NAV per share. At grant date, no fair value was assigned to the Restricted Stock shares as the shares were valued at zero, which represented the lowest possible value estimated at vesting. In addition, the Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of December 31, 2021.

Cash distributions paid on Restricted Stock shares for the years ended December 31, 2021, 2020 and 2019 were $0.273 million, $0.273 million and $3.027 million, respectively. The cash distributions on Restricted Stock shares were recognized as compensation expense as declared and included in general and administrative expense in the accompanying consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

11. Derivative Financial Instruments

The following summarizes the terms of the Company's, or its equity method investment's, interest rate caps and the corresponding asset as of December 31, 2021 and 2020 (in thousands):

Notional				Maturity	Fair Value Asset as of December 31,
Amount(1)	Strike	Trade	Forward	Date	2021	2020
$10,500	3.3%	2/28/2019	3/1/2019	9/1/2021	$—	$—
$231,000	2.0%	12/12/2019	12/20/2019	12/31/2020	$—	$—
$225,000	0.8%	8/12/2020	12/31/2020	12/31/2021	$—	$2
$130,000	1.0%	10/7/2021	10/7/2021	12/31/2022	$63	$—
$225,000	2.0%	12/22/2021	12/31/2021	12/31/2022	$28	$—

_____________

FOOTNOTE:

(1)
Amounts related to the interest rate caps held by the Company, or its equity method investment, which are recorded at fair value and included in other assets in the accompanying consolidated balance sheets.

Although the Company has determined that the majority of the inputs used to value its interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate caps utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate cap positions and has determined that the credit valuation adjustments on the overall valuation adjustments are not significant to the overall valuation of its interest rate caps. As a result, the Company determined that its interest rate cap valuation in its entirety is classified in Level 2 of the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments which could, in turn, impact the Company’s or its joint venture’s results of operations.
12. Equity

Stockholders’ Equity:

Distributions — For the years ended December 31, 2021, 2020 and 2019, the Company declared cash distributions of $35.6 million, $35.6 million and $394.9 million, respectively, which included a special cash distribution of $347.9 million funded in May 2019 with proceeds from the sale of real estate and all of which were paid in cash to stockholders. Refer to Note 16. “Subsequent Events” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

12. Equity (Continued)

The tax composition of the Company’s distributions declared for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
Ordinary income	43.82%	21.88%	0.00%
Capital gain	0.00%	0.62%	42.85%
Unrecaptured Sec. 1250 gain	0.00%	11.15%	20.10%
Return of capital	56.18%	66.35%	37.05%

Promoted Interest — In connection with the Company’s promoted interest agreements, certain operating targets have been established which, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development. For the years ended December 31, 2021, 2020 and 2019, the Company accrued, as a reversal to capital in excess of par value, the following distributions to holders of promoted interest (in thousands):

	Years Ended December 31,
	2021	2020	2019
Dogwood Forest of Grayson	$—	$—	$406
	$—	$—	$406

Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investment, and included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments			Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings
	Years Ended December 31,				Years Ended December 31,
	2021	2020	2019		2021	2020	2019
Interest rate swaps	$—	$—	$(846)	Interest expense and loan cost amortization	$—	$—	$921
Interest rate caps	40	11	(134)	Interest expense and loan cost amortization	(32)	(44)	(361)
Reclassification of interest rate swaps upon derecognition	―	―	(509)	Interest expense and loan cost amortization	―	―	509
Reclassification of interest rate caps upon derecognition	―	2	265	Interest expense and loan cost amortization	―	(2)	(265)
Interest rate cap held by unconsolidated joint venture	5	(12)	11	Equity in earnings of unconsolidated entity	(5)	(3)	(11)
Total	$45	$1	$(1,213)		$(37)	$(49)	$793

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

13. Income Taxes

For the years ended December 31, 2021, 2020 and 2019, the Company recorded net current tax expense and deferred tax assets related to deferred income at its TRS entities. The components of the income tax expense for the years ended December 31, 2021, 2020 and 2019, excluding amounts related to discontinued operations, were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$(10)	$51	$51
State	(532)	(596)	(580)
Total current expense	(542)	(545)	(529)
Deferred:
Federal	(3,379)	(552)	(1,562)
State	(253)	(1)	(120)
Total deferred expense	(3,632)	(553)	(1,682)
Income tax expense	$(4,174)	$(1,098)	$(2,211)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 are as follows:

	2021	2020
Carryforwards of net operating loss	$10,847	$4,068
Minimum tax credit carryforward	—	―
Prepaid rent	985	1,026
Valuation allowance	(11,832)	(1,464)
Deferred tax assets, net	$—	$3,630

A reconciliation of the income tax expense computed at the statutory federal tax rate on income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2021		2020		2019
Tax (expense) benefit computed at federal statutory rate	$3,923	21.00%	$(873)	(21.00)%	$(898)	(21.00)%
Impact of REIT election	1,575	8.43%	303	7.28%	(675)	(15.78)%
State income tax expense net of federal benefit	706	3.78%	(160)	(3.84)%	(488)	(11.41)%
Effect of change in valuation allowance	(10,378)	(55.55)%	(368)	(8.86)%	(150)	(3.51)%
Income tax expense	$(4,174)	(22.34)%	$(1,098)	(26.42)%	$(2,211)	(51.70)%

The Company’s TRS entities had net operating loss carryforwards for federal and state purposes of approximately $39.5 million and $12.4 million as of December 31, 2021 and 2020, respectively, to offset future taxable income. If not utilized, the federal net operating loss carryforwards will begin to expire in 2036, and the state net operating loss carryforwards will begin to expire in 2029. The Company has $27.5 million net operating loss carry-forwards with an indefinite carryforward period. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. The tax years 2018 and forward remain subject to examination by taxing authorities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021

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

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period. The Company has two remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, result in the developer being entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development. None of the established performance metrics were met or probable of being met as of December 31, 2021.

The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares for financial reporting purposes that were issued pursuant to the Advisor expense support agreement. Refer to Note 10. “Related Party Arrangements” for information on distributions declared relate21.3d to these Restricted Stock shares.

15. Concentration of Credit Risk

For the years ended December 31, 2021, 2020 and 2019, the Company had a geographical concentration accounting for 10% or more of its total revenues, excluding the properties classified as discontinued operations, as follows:

	Type of	Years Ended December 31,
	Concentration	2021	2020	2019
State of Texas (1)	Geographical	21.3%	21.0%	20.5%

_____________

FOOTNOTE:

(1)
Includes rental income and related revenues and resident fees and services. Adverse economic developments in this geographical area could significantly impact the Company’s results of operations and cash flows from operations, which in turn would impact its ability to pay debt service and make distributions to stockholders.

16. Subsequent Events

Effective January 1, 2022, the Company acquired the remaining 25% interest in the Windsor Manor Joint Venture from the Company's joint venture partner for approximately $3.3 million and currently owns a 100% interest in the Windsor Manor Joint Venture.

In March 2022, the Company entered into a purchase and sale agreement for the Hurst Specialty Hospital with an unrelated third party for a gross sales price of $8.5 million and does not anticipate recording any gain or loss on the sale of the property for financial reporting purposes.

On March 21, 2022, the Board approved $0.0256 per share as the first quarter 2022 distribution (the “First Quarter Distribution”).

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Year
2019	Deferred tax asset valuation allowance	$(1,916)	$—	$808	$(1,108)
	Allowance for doubtful accounts	(3,839)	―	1,912	(1,927)
		$(5,755)	$—	$2,720	$(3,035)

2020	Deferred tax asset valuation allowance	$(1,108)	$—	$(356)	$(1,464)
	Allowance for doubtful accounts	(1,927)	(2,252)	1,156	(3,023)
		$(3,035)	$(2,252)	$800	$(4,487)

2021	Deferred tax asset valuation allowance	$(1,464)	$(3,632)	$(6,736)	$(11,832)
	Allowance for doubtful account	(3,023)	(1,278)	1,161	(3,140)
		$(4,487)	$(4,910)	$(5,575)	$(14,972)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2021 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encumbrances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Primrose Retirement Community of Casper Casper, Wyoming	$10,406	$1,910	$16,310	$30	$296	$—	$1,940	$16,606	$—	$18,546	$(4,362)	2004	2/16/2012	(1)
Primrose Retirement Community of Grand Island Grand Island, Nebraska	7,341	719	12,140	82	—	—	801	12,140	—	12,941	(3,313)	2005	2/16/2012	(1)
Primrose Retirement Community of Mansfield Mansfield, Ohio	9,988	650	16,720	229	71	—	879	16,791	—	17,670	(4,608)	2007	2/16/2012	(1)
Primrose Retirement Community of Marion Marion, Ohio	8,285	889	16,305	13	7	—	902	16,312	—	17,214	(4,376)	2006	2/16/2012	(1)
Sweetwater Retirement Community Billings, Montana	8,998	1,578	14,205	19	30	—	1,597	14,235	—	15,832	(3,719)	2006	2/16/2012	(1)
HarborChase of Villages Crossing Lady Lake, Florida ("The Villages")	—	2,165	—	996	15,541	—	3,161	15,541	—	18,702	(3,382)	2013	8/29/2012	(1)
Primrose Retirement Community Cottages Aberdeen, South Dakota	—	311	3,794	—	—	—	311	3,794	—	4,105	(947)	2005	12/19/2012	(1)
Primrose Retirement Community of Council Bluffs Council Bluffs, Iowa (“Omaha”)	—	1,144	11,117	5	3	—	1,149	11,120	—	12,269	(2,855)	2008	12/19/2012	(1)
Primrose Retirement Community of Decantur Decatur, Illinois	—	513	16,706	—	154	—	513	16,860	—	17,373	(4,141)	2009	12/19/2012	(1)
Primrose Retirement Community of Lima Lima, Ohio	—	944	17,115	8	15	—	952	17,130	—	18,082	(4,195)	2006	12/19/2012	(1)
Primrose Retirement Community of Zanesville Zanesville, Ohio	—	1,184	17,292	—	67	—	1,184	17,359	—	18,543	(4,262)	2008	12/19/2012	(1)
Capital Health of Symphony Manor Baltimore, Maryland	—	2,319	19,444	—	284	—	2,319	19,728	—	22,047	(4,741)	2011	12/21/2012	(1)
Curry House Assisted Living & Memory Care Cadillac, Michigan	—	995	11,072	15	(106)	—	1,010	10,966	—	11,976	(2,684)	1966	12/21/2012	(1)
Tranquillity at Fredericktowne Frederick, Maryland	—	808	14,291	25	6,398	—	833	20,689	—	21,522	(5,072)	2000	12/21/2012	(1)
Brookridge Heights Assisted Living & Memory Care Marquette, Michigan	—	595	11,339	(17)	4,784	—	578	16,123	—	16,701	(4,147)	1998	12/21/2012	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

AS OF DECEMBER 31, 2021 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encumbrances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Woodholme Gardens Assisted Living & Memory Care Pikesville, Maryland (“Baltimore”)	$—	$1,603	$13,472	$54	$43	$—	$1,657	$13,515	$—	$15,172	$(3,302)	2010	12/21/2012	(1)
HarborChase of Jasper Jasper, Alabama	—	355	6,358	23	56	—	378	6,414	—	6,792	(1,436)	1998	7/31/2013	(1)
Raider Ranch Lubbock, Texas	—	4,992	48,818	580	12,901	—	5,572	61,719	—	67,291	(12,918)	2009	8/29/2013	(1)
Town Village Oklahoma City, Oklahoma	—	1,020	19,847	103	1,655	—	1,123	21,502	—	22,625	(4,831)	2004	8/29/2013	(1)
Prestige Senior Living Beaverton Hills Beaverton, Oregon	—	1,387	10,324	13	80	—	1,400	10,404	—	11,804	(2,250)	2000	12/2/2013	(1)
Prestige Senior Living High Desert Bend, Oregon	—	835	11,252	17	56	—	852	11,308	—	12,160	(2,560)	2003	12/2/2013	(1)
MorningStar of Billings Billings, Montana	—	4,067	41,373	54	533	—	4,121	41,906	—	46,027	(9,564)	2009	12/2/2013	(1)
MorningStar of Boise Boise, Idaho	—	1,663	35,752	276	251	—	1,939	36,003	—	37,942	(7,794)	2007	12/2/2013	(1)
Prestige Senior Living Huntington Terrace Gresham, Oregon (“Portland”)	—	1,236	12,083	2	127	—	1,238	12,210	—	13,448	(2,689)	2000	12/2/2013	(1)
MorningStar of Idaho Falls Idaho Falls, Idaho	—	2,006	40,397	64	413	—	2,070	40,810	—	42,880	(8,991)	2009	12/2/2013	(1)
Prestige Senior Living Arbor Place Medford, Oregon	—	355	14,083	11	361	—	366	14,444	—	14,810	(3,050)	2003	12/2/2013	(1)
Prestige Senior Living Orchard Hills Salem, Oregon	—	545	15,544	10	199	—	555	15,743	—	16,298	(3,368)	2002	12/2/2013	(1)
Prestige Senior Living Southern Hills Salem, Oregon	—	653	10,753	43	26	—	696	10,779	—	11,475	(2,364)	2001	12/2/2013	(1)
MorningStar of Sparks Sparks, Nevada	—	3,986	47,968	16	259	—	4,002	48,227	—	52,229	(10,700)	2009	12/2/2013	(1)
Prestige Senior Living Five Rivers Tillamook, Oregon	—	1,298	14,064	18	323	—	1,316	14,387	—	15,703	(3,286)	2002	12/2/2013	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

AS OF DECEMBER 31, 2021 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encumbrances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Prestige Senior Living Riverwood Tualatin, Oregon (“Portland”)	$—	$1,028	$7,429	12	$87	$—	$1,040	$7,516	$—	$8,556	$(1,702)	1999	12/2/2013	(1)
Prestige Senior Living Auburn Meadows Auburn, Washington ("Seattle")	—	2,537	17,261	—	688	—	2,537	17,949	—	20,486	(3,807)	2003/2010	2/3/2014	(1)
Prestige Senior Living Bridgewood Vancouver, Washington ("Portland")	—	1,603	18,172	10	49	—	1,613	18,221	—	19,834	(3,912)	2001	2/3/2014	(1)
Prestige Senior Living Monticello Park Longview, Washington	—	1,981	23,056	1	46	—	1,982	23,102	—	25,084	(4,894)	2001/2010	2/3/2014	(1)
Prestige Senior Living Rosemont Yelm, Washington	—	668	14,564	—	103	—	668	14,667	—	15,335	(3,066)	2004	2/3/2014	(1)
Wellmore of Tega Cay Tega Cay, South Carolina ("Charlotte")	—	2,445	—	2,743	23,452	—	5,188	23,452	—	28,640	(5,097)	2015	2/7/2014	(1)
Isle at Cedar Ridge Cedar Park, Texas ("Austin")	—	1,525	16,277	—	658	—	1,525	16,935	—	18,460	(3,657)	2011	2/28/2014	(1)
Prestige Senior Living West Hills Corvallis, Oregon	—	842	12,603	11	286	—	853	12,889	—	13,742	(2,761)	2002	3/3/2014	(1)
HarborChase of Plainfield Plainfield, Illinois	—	1,596	21,832	9	351	—	1,605	22,183	—	23,788	(4,598)	2010	3/28/2014	(1)
Legacy Ranch Alzheimer's Special Care Center Midland, Texas	—	917	9,982	34	15	—	951	9,997	—	10,948	(2,142)	2012	3/28/2014	(1)
The Springs Alzheimer's Special Care Center San Angelo, Texas	—	595	9,658	9	195	—	604	9,853	—	10,457	(2,088)	2012	3/28/2014	(1)
Isle at Watercrest - Bryan Bryan, Texas	—	3,223	40,581	40	1,976	—	3,263	42,557	—	45,820	(9,070)	2011	4/21/2014	(1)
Isle at Watercrest - Mansfield Mansfield, Texas ("Dallas/Fort Worth")	—	997	24,635	—	256	—	997	24,891	—	25,888	(5,038)	2011	5/5/2014	(1)
Watercrest at Katy Katy, Texas ("Houston")	21,274	4,000	—	127	32,376	—	4,127	32,376	—	36,503	(4,676)	2016	6/27/2014	(1)
Watercrest at Mansfield Mansfield, Texas ("Dallas/Fort Worth")	23,474	2,191	42,740	24	985	—	2,215	43,725	—	45,940	(8,791)	2010	6/30/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

AS OF DECEMBER 31, 2021 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encumbrances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
HarborChase of Shorewood Shorewood, Wisconsin ("Milwaukee")	$—	$2,200	$—	$304	$19,868	$—	$2,504	$19,868	$—	$22,372	$(3,218)	2015	7/8/2014	(1)
Hurst Specialty Hospital Hurst, Texas ("Dallas/Fort Worth")	—	2,082	10,513	—	—	—	2,082	10,513	—	12,595	(4,298)	2004/2012	8/15/2014	(1)
Fairfield Village of Layton Layton, Utah ("Salt Lake City")	—	5,217	54,167	85	219	—	5,302	54,386	—	59,688	(10,943)	2010	11/20/2014	(1)
Fieldstone Memory Care Yakima, Washington	—	1,297	9,965	—	6	—	1,297	9,971	—	11,268	(1,909)	2014	3/31/2015	(1)
Primrose Retirement Center of Anderson Anderson, Indiana ("Muncie")	—	1,342	19,083	—	33	—	1,342	19,116	—	20,458	(3,554)	2008	5/29/2015	(1)
Primrose Retirement Center of Lancaster Lancaster, Ohio ("Columbus")	—	2,840	21,884	51	—	—	2,891	21,884	—	24,775	(4,483)	2007	5/29/2015	(1)
Primrose Retirement Center of Wausau Wausau, Wisconsin ("Green Bay")	—	1,089	18,653	—	—	—	1,089	18,653	—	19,742	(3,330)	2008	5/29/2015	(1)
Superior Residences of Panama City Panama City Beach, Florida	—	2,099	19,367	14	37	—	2,113	19,404	—	21,517	(3,552)	2015	7/15/2015	(1)
The Hampton at Meadows Place Fort Bend, Texas ("Houston")	—	715	24,281	11	330	—	726	24,611	—	25,337	(4,132)	2007/2013/2014	7/31/2015	(1)
The Pavilion at Great Hills Austin, Texas	—	1,783	29,318	53	270	—	1,836	29,588	—	31,424	(5,015)	2010	7/31/2015	(1)
The Beacon at Gulf Breeze Gulf Breeze, Florida ("Pensacola")	—	824	24,106	89	254	—	913	24,360	—	25,273	(4,257)	2008	7/31/2015	(1)
Parc at Piedmont Marietta, Georgia ("Atlanta")	—	3,529	43,080	31	881	—	3,560	43,961	—	47,521	(7,631)	2001/2011	7/31/2015	(1)
Parc at Duluth Duluth, Georgia ("Atlanta")	—	5,951	42,458	70	2,365	—	6,021	44,823	—	50,844	(7,476)	2003/2012	7/31/2015	(1)
Waterstone on Augusta Greenville, South Carolina	—	2,253	—	2,116	20,849	—	4,369	20,849	—	25,218	(3,198)	2017	8/31/2015	(1)
Wellmore of Lexington Lexington, South Carolina ("Columbia")	—	2,300	—	3,186	43,097	—	5,486	43,097	—	48,583	(5,920)	2017	9/14/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

AS OF DECEMBER 31, 2021 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encumbrances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Palmilla Senior Living Albuquerque, New Mexico	$—	$4,701	$38,321	$10	$195	$—	$4,711	$38,516	$—	$43,227	$(6,583)	2013	9/30/2015	(1)
Cedar Lake Assisted Living and Memory Care Lake Zurich, Illinois ("Chicago")	—	2,412	25,126	38	71	—	2,450	25,197	—	27,647	(4,304)	2014	9/30/2015	(1)
Fieldstone at Pear Orchard Yakima, Washington	—	1,035	—	102	13,506	—	1,137	13,506	—	14,643	(1,793)	2016	10/12/2015	(1)
The Shores of Lake Phalen Maplewood, Minnesota ("St. Paul")	—	2,724	25,093	10	105	—	2,734	25,198	—	27,932	(4,219)	2012	11/10/2015	(1)
Dogwood Forest of Grayson Grayson, Georgia	—	1,788	—	112	22,072	—	1,900	22,072	—	23,972	(2,611)	2017	11/24/2015	(1)
Park Place Senior Living at WingHaven O'Fallon, Missouri ("St. Louis")	—	1,283	48,221	142	863	—	1,425	49,084	—	50,509	(7,884)	2006/2014	12/17/2015	(1)
Hearthside Senior Living of Collierville Collierville, Tennessee ("Memphis")	—	1,756	13,379	57	29	—	1,813	13,408	—	15,221	(2,251)	2014	12/29/2015	(1)
Albuquerque, New Mexico – Unimproved Land Albuquerque, New Mexico	—	1,056	—	—	—	—	1,056	—	—	1,056	—	—	9/7/2017	(1)
	$89,766	$121,149	$1,265,743	$12,190	$231,400	$—	$133,339	$1,497,143	$—	$1,630,482	$(303,767)

Transactions in real estate and accumulated depreciation as of December 31, 2021 are as follows:

Balance December 31, 2018	$2,713,680	Balance December 31, 2018	$(279,645)
2019 Improvements	4,039	2019 Depreciation	(41,737)
2019 Impairments	(1,004,892)	2019 Accumulated depreciation on dispositions	94,853
Balance December 31, 2019	1,712,827	Balance December 31, 2019	(226,529)
2020 Improvements	3,020	2020 Depreciation	(42,430)
2020 Dispositions	(75,313)	2020 Accumulated depreciation on dispositions	6,565
Balance December 31, 2020	1,640,534	Balance December 31, 2020	(262,394)
2021 Improvements	6,385	2021 Depreciation	(42,215)
2021 Dispositions	(6,764)	2021 Accumulated depreciation on dispositions	842
2021 Impairments	(9,673)	Balance December 31, 2021	$(303,767)
Balance December 31, 2021	$1,630,482

_____________

FOOTNOTES:

(1) Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.

(2) The aggregate cost for federal income tax purposes is approximately $1.8 billion.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019 (in thousands)

	2021	2020	2019
Balance at beginning of year	$448	$482	$1,688
Additions during period:
New mortgage loans and additional advances	—	—	531
Accrued and deferred interest	39	6	9
Deductions during period:
Collection of principal	(35)	(40)	(1,746)
Balance at end of year	$452	$448	$482

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered accountants during the period ended December 31, 2021.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of March 21, 2022 were as follows:

Name	Age	Position
James M. Seneff, Jr.	75	Director and Chairman of the Board
Stephen H. Mauldin	53	Director, Vice Chairman of the Board, President and Chief Executive Officer
James Chandler Martin	71	Independent Director and Audit Committee Financial Expert
Michael P. Haggerty	69	Independent Director
J. Douglas Holladay	75	Independent Director
Ixchell C. Duarte	55	Chief Financial Officer, Senior Vice President and Treasurer
		(Principal Financial and Principal Accounting Officer)
John F. Starr	47	Chief Operating Officer and Senior Vice President
Tracey B. Bracco	42	General Counsel, Senior Vice President and Secretary

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

Stephen H. Mauldin, Vice Chairman of the Board and Director. Mr. Mauldin has served as vice chairman of the Board and a director since June 2016, as our president since September 2011 and as our chief executive officer since April 2012. Mr. Mauldin is primarily responsible for overseeing the formulation of our strategic objectives. Mr. Mauldin has also served as president and chief executive officer of our Advisor since September 2011 and January 2018 respectively and as chief operating officer from September 2011 to July 2018. Mr. Mauldin has served as a director of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since November 2015, as vice chairman of its board of directors from November 2015 to December 2017, as chairman of its board of directors since January 2018 and as its chief executive officer and president since July 2015. Mr. Mauldin has served as manager and president of its advisor since July 2015, and as chief executive officer of its advisor since January 2018. Mr. Mauldin also served as chief operating officer of its advisor from July 2015 to July 2018. Mr. Mauldin also served as president (from September 2011), chief executive officer (from April 2012) and chief operating officer (September 2011 to April 2012) of CNL Lifestyle Properties, Inc., a public-non-traded REIT, until its dissolution in December 2017, as well as president and chief operating officer of CNL Lifestyle Advisor Corporation, its advisor, from September 2011 to December 31, 2017. Mr. Mauldin also served as president of CNL Growth Properties, Inc., a public, non-traded REIT, from March 2016 and as chief executive officer from August 2016 until its dissolution in October 2017.Prior to joining the Company, Mr. Mauldin served as a consultant to Crosland, LLC, a privately held real estate development and asset management company headquartered in Charlotte, North Carolina, from March 2011 through August 2011. He previously served as Crosland’s chief executive officer, president and a member of its board of directors from July 2010 until March 2011. Mr. Mauldin originally joined Crosland, LLC in August 2006 and served as its chief financial officer from July 2009 to July 2010 and as president of Crosland’s mixed-use and multi-used development division prior to his appointment as chief financial officer. Prior to joining Crosland, LLC, from 1998 to August 2006, Mr. Mauldin was a co-founder and served as a partner of Crutchfield Capital, LLC, a privately held investment and operating company with a focus on small and medium-sized companies in the southeastern United States. From 1996 to 1998, Mr. Mauldin held various positions in the capital markets group and the office of the chairman of Security Capital Group, Inc., which prior to its sale in 2002, owned controlling interests in 18 public and private real estate operating companies (eight of which were NYSE‑listed) with a total market capitalization of over $26 billion. Mr. Mauldin graduated with a B.S. in finance from the University of Tampa and received an M.B.A. with majors in real estate, finance, managerial economics and accounting/information systems from the J.L. Kellogg Graduate School of Management at Northwestern University.

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

Michael P. Haggerty, Independent Director. Mr. Haggerty joined the board of directors as an independent director in April 2012. Mr. Haggerty was a partner at Jackson Walker, LLC, a Dallas-based law firm, for more than 37 years, where he headed the Firm’s finance group. Mr. Haggerty’s commercial real estate practice included the negotiation, structuring, and documentation of interim and permanent financing of office buildings, shopping centers, retirement facilities, restaurants, industrial properties, and multi-family residential projects. The credit facilities involved both single asset and portfolio transactions; multi-state transactions; partnerships, corporations, REITs, conduits, and pension funds; equity participations; loan participations; letters of credit; multi-creditor facilities; and commercial and residential mortgage warehouse lines of credit. In January 2016, Mr. Haggerty left Jackson Walker, LLC to become the executor of the Estate of Bert Fields, Jr. The estate owns extensive oil and gas properties, the controlling ownership interest of North Dallas Bank & Trust and a ranching operation. Mr. Haggerty is a director of North Dallas Bank & Trust Co. Mr. Haggerty attained a B.B.A. from the University of Georgia and a J.D. from the University of Virginia School of Law. Since 1978, Mr. Haggerty has been admitted to practice law in the states of both Texas and Georgia.

As a result of these professional and other experiences, Mr. Haggerty possesses particular knowledge of real estate and commercial law, which strengthens the board of directors’ collective knowledge, capabilities and experience.

J. Douglas Holladay, Independent Director. Mr. Holladay has been an independent director since April 2012. Mr. Holladay has served as a general partner of Elgin Capital Partners, a private energy company based in Denver from 2008 to the present. From 1999 to 2008, Mr. Holladay was co-founder of a middle market private equity fund, Park Avenue Equity Partners. Since 2011, Mr. Holladay has been a guest columnist for the online Washington Post and is an adjunct professor at Georgetown University. From 2009 to the present, Mr. Holladay served on the board of directors of Miraval, a privately held luxury resort and spa located in Arizona. From July 2004 to April 2007, Mr. Holladay served as a director of CNL Hotels & Resorts, Inc., a public non-traded REIT affiliated with CNL. From 2004 until July 2008, Mr. Holladay also served as an advisor to Providence Capital (now CNL Opportunity Fund), a hedge fund based in Minnesota. Mr. Holladay advises several startup companies that are not competitive with CNL. He also is CEO of PathNorth, Inc., which helps leaders broaden their perspective on success. He is an author of Rethinking Success, published by Harper Collins. Previously, Mr. Holladay held senior positions at Goldman, Sachs & Co., the U.S. State Department and the White House. While a diplomat, Mr. Holladay was accorded the personal rank of ambassador. Between 2000 and 2009, Mr. Holladay served as a director for Sunrise Senior Living, Inc., a public company that provides senior living services in the United States, Canada and the United Kingdom. Mr. Holladay attained an M.Litt. in political and economic history from Oxford University, an M.A. in theology from Princeton Theological Seminary, and an A.B. in political science from the University of North Carolina, Chapel Hill. He holds honorary doctorates from Morehouse College and Nyack College.

As a result of these professional and other experiences, Mr. Holladay possesses particular knowledge of real estate investment and finance and the capital markets, which strengthens the board of directors’ collective knowledge, capabilities and experience.

Ixchell C. Duarte, Chief Financial Officer, Senior Vice President and Treasurer. Ms. Duarte has served as our chief financial officer and treasurer since February 2018 and as a senior vice president since March 2012. She previously served as the Company’s chief accounting officer from March 2012 to June 2017 and as a vice president from February 2012 to March 2012. Ms. Duarte has served as senior vice president and chief accounting officer of our Advisor since November 2013. Ms. Duarte served as chief financial officer and treasurer of CNL Healthcare Properties II, Inc., a public, non-traded REIT from February 2018 and served as senior vice president from June 2016 through its dissolution in March 2020, and previously served as chief accounting officer from January 2016 to June 2017. Ms. Duarte has served as senior vice president and chief accounting officer of its advisor, CHP II Advisors, LLC, since July 2015. Ms. Duarte served as senior vice president and chief accounting officer of CNL Lifestyle Properties, Inc., a public, non-traded REIT from March 2012 until its dissolution in December 2017. Ms. Duarte served as senior vice president and chief accounting officer of its advisor from November 2013 to December 2017. Ms. Duarte served as senior vice president and chief accounting officer of CNL Growth Properties, Inc., a public non-traded REIT from June 2012 until its dissolution in October 2017. Ms. Duarte served as senior vice president of its advisor from November 2013 to December 2017. She also served as senior vice president and chief accounting officer of Global Income Trust, Inc., another public non-traded REIT, from June 2012 until its dissolution in December 2015 and served as a senior vice president of its advisor from November 2013 to December 2016. Prior to rejoining CNL affiliates in January 2012, Ms. Duarte served as controller at GE Capital, Franchise Finance from February 2007 through January 2012. Ms. Duarte served as senior vice president and chief accounting officer of Trustreet Properties, Inc., a publicly traded REIT (NYSE-listed), from February 2005 until the sale of Trustreet to GE Capital in February 2007. Ms. Duarte served as vice president and controller of CNL Restaurant Properties, Inc. from November 1999 through February 2005 and held various positions with CNL affiliates from September 1995 to February 2005, including director of accounting, controller, chief financial officer, secretary and treasurer. Prior to joining CNL’s affiliates, Ms. Duarte worked in the New York City audit practice of KPMG, LLP and for the Orlando, FL audit practice of Coopers & Lybrand. She received a B.S. in accounting from the Wharton School of the University of Pennsylvania and is a certified public accountant and a chartered global management accountant.

John F. Starr. Chief Operating Officer and Senior Vice President. Mr. Starr has served as the Company’s chief operating officer since February 2018 and as senior vice president since March 2013. Mr. Starr has served as senior vice president of our Advisor since March 2013 and as chief operating officer since July 2018. Mr. Starr also has served as chief operating officer of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since February 2018 and as senior vice president since January 2016, until its dissolution in March 2020. Mr. Starr has served as senior vice president of its advisor, CHP II Advisors, LLC, since its inception July 9, 2015, and as chief operating officer since July 2018. Mr. Starr served as senior vice president of CNL Lifestyle Properties, Inc., from March 2013 until its dissolution in December 2017. Mr. Starr served as chief portfolio management officer of CNL Growth Properties, Inc., a public, non-traded REIT from December 2012 until its dissolution in October 2017. Mr. Starr served as chief portfolio management officer of Global Income Trust, Inc. from December 2012 until its dissolution in December 2015. Mr. Starr has served as group chief operating officer at CNL Financial Group Investment Management, LLC since February 2018, and served as chief portfolio management officer (January 2013 to November 2015) and chief portfolio officer (November 2015 to February 2018) responsible for developing and implementing strategies to maximize the financial performance of CNL’s real estate portfolios. He also served as a senior vice president of CNL Private Equity Corp. from December 2010 until his appointment as the chief portfolio management officer. Between June 2009 and December 2010, he served as CNL Private Equity Corp.’s senior vice president of asset management, responsible for the oversight and day-to-day management of all real estate assets from origination to disposition. At CNL Management Corp., Mr. Starr served as senior vice president of asset management, from June 2007 to December 2010. Between January 2004 and February 2005, Mr. Starr served as vice president of real estate portfolio management at Trustreet, and from February 2005 to February 2007, he served as Trustreet’s vice president of special servicing, and as president of a Trustreet affiliate, where he was responsible for the resolution and value optimization of distressed leases and loans. From February 2007 to May 2007, following the sale of Trustreet to GE Capital, he served as GE Capital, Franchise Finance’s vice president of special servicing, before rejoining CNL affiliates in June 2007. Between May 2002 and January 2004, Mr. Starr was assistant vice president of special servicing at CNL Restaurant Properties, Inc. Prior to joining CNL’s affiliates, Mr. Starr served in various positions in the credit products management group at Wachovia Bank, Orlando, Florida, from December 1997 to May 2002. Mr. Starr received a B.S. in business and an M.B.A. from the University of Florida in 1997 and 2007, respectively.

Tracey B. Bracco, General Counsel, Senior Vice President and Secretary. Ms. Bracco has served as our general counsel, senior vice president and secretary since March 2018. She previously served as assistant general counsel and assistant secretary of the Company from June 2014 until March 2018 and as vice president from March 2013 to March 2018. Ms. Bracco has also served as vice president of our advisor since November 2013. Ms. Bracco also has served as general counsel and secretary of CNL Healthcare Properties II, Inc., a public, non-traded REIT, from August 23, 2016 and as its vice president since January 2016, until its dissolution in March 2020. Ms. Bracco has also served as vice president of CHP II Advisors, LLC, the advisor to CNL Healthcare Properties II, Inc., since its inception on July 9, 2015. Ms. Bracco has served as group general counsel, fund management of CNL Financial Group Investment Management, LLC since May 2018, and previously served as deputy general counsel, real estate (March 2016 to May 2018) and previously served as assistant general counsel (April 2013 to March 2016), where she oversees CNL’s non-traded REITS, as well as supervising the acquisition and asset management functions relating to fund management for CNL. Ms. Bracco serves as general counsel of CNL Strategic Capital, LLC, a public, non-traded operating company formed to acquire debt and equity of private U.S. businesses. Ms. Bracco served as assistant general counsel and assistant secretary of CNL Lifestyle Properties, Inc., a public, non-traded REIT, from June 2014 and as vice president since March 2013 until its dissolution in December 2017 and as vice president of its advisor since November 2013. Prior to joining CNL Lifestyle Properties, Inc., Ms. Bracco spent six years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Bracco is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. She received a B.S. in Journalism from the University of Florida and her J.D. from Boston University School of Law.

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

Board Meetings and Attendance

The Board of Directors held eight (8) meetings in 2021. All directors attended 100% of the meetings of the Board. Although the Company does not have a policy on director attendance at the annual meetings of stockholders, directors are encouraged to do so.

Committees of the Board

Audit Committee

The Company has a standing Audit Committee, the members of which are selected by the Board each year. The Audit Committee, which is composed entirely of Independent Directors, is chaired by an Independent Director. The current membership of the Audit Committee and other descriptive information is summarized below.

Independent Directors	Position
J. Chandler Martin	C, E
Michael P. Haggerty	M
J. Douglas Holladay	M
Number of 2021 Meetings	4

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

In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors. In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work. During the year ended December 31, 2021, the Audit Committee held a total of four (4) meetings, including four (4) meetings with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to the filing of such reports with the SEC (the Commission”). Each member of the Audit Committee attended 100% of the meetings.

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

Board of Directors
James M. Seneff, Jr.
Stephen H. Mauldin
J. Chandler Martin
Michael P. Haggerty
J. Douglas Holladay

Compensation Discussion and Analysis

The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2021. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.

If the Company determines to compensate named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.

Compensation of Directors

Two of our directors, Messrs. Seneff and Mauldin, are employed by and receive compensation from affiliates of our Advisor. We do not separately compensate them for their services as directors to the Company. Below is information regarding the compensation program in effect during 2021 for our independent directors.

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

The following table gives information regarding the compensation we provided to our directors in 2021.

Name	Fees Earned or Paid in Cash	Total Compensation
James M. Seneff, Jr. (Chairman)	$—	$—
Stephen H. Mauldin	―	―
J. Chandler Martin	111,500	111,500
Michael P. Haggerty	96,500	96,500
J. Douglas Holladay	94,500	94,500

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

The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 1% of the total shares outstanding at March 21, 2022.

Name	Number of Shares	Percent of Shares
J. Chandler Martin	―	0.0%
Michael P. Haggerty	―	0.0%
J. Douglas Holladay	―	0.0%
James M. Seneff, Jr (1)	1,370,820	0.8%
Stephen H. Mauldin	6,133	0.0%	(2)
John F. Starr	406	0.0%	(2)
Ixchell C. Duarte	―	0.0%
Tracey B. Bracco	―	0.0%
All directors and executive officers as a group (8 persons)	1,377,359	0.8%

_______________

FOOTNOTES:

(1)
Represents shares held of record by the Advisor.
(2)
The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 0.1% of the total shares outstanding as of March 21, 2022.

Five Percent Stockholders

There are no persons who are known to us to be the beneficial owners of more than 5% of our outstanding common stock as of December 31, 2021 or March 21, 2022.

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

During 2021, the Company’s Total Operating Expenses incurred represented approximately 1.4% of Average Invested Assets, as each term is defined in the Company’s Charter. During 2021, the Company’s Total Operating Expenses incurred represented approximately 64.7% of Net Income, as each term is defined in the Company’s Charter.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

PricewaterhouseCoopers LLP serves as the Company’s principal accounting firm and audited the Company’s consolidated financial statements for the years ended December 31, 2021 and 2020.

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2021 and 2020, and fees billed for other services rendered (for audit and non-audit services and all “out-of-pocket” costs incurred in connection with these services) by PricewaterhouseCoopers LLP during these periods.

	Years Ended December 31,
	2021	2020
Audit fees	$755,040	$858,780
Audit-related fees	―	—
Tax fees	373,834	539,724
All other fees	―	—
Total Fees	$1,128,874	$1,398,504

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

Audit-Related Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as audit-related fees during the years ended December 31, 2021 and 2020.

Tax Fees – Consists of services related to corporate tax compliance, including preparation of corporate tax returns, review of the tax treatments for certain expenses, tax due diligence or other consulting fees.

All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2021 and 2020.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) List of Documents Filed as a Part of This Report.

(1) Index to Consolidated Financial Statements:

CNL Healthcare Properties, Inc.

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020, 2019

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021

Schedule IV – Mortgage Loans on Real Estate for the years ended December 31, 2021, 2020 and 2019

(3) Index to Exhibits (refer below).

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibits

CNL Healthcare Properties, Inc. was formerly known as CNL Healthcare Trust, Inc., CNL Properties Trust, Inc., and CNL Diversified Lifestyle Properties, Inc.

Exhibit No.	Description
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

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Filed herewith.)
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

10.2.3

Third Amendment to Advisory Agreement dated May 26, 2021, by and among CNL Healthcare Properties, Inc., CHP Partners, LP, and CNL Healthcare Corp. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed May 27, 2021 and incorporated herein by reference).

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
10.65

Term Loan Agreement by and among CHP Partners, LP, KeyBank National Association and certain other Lenders dated Sept. 24, 2021 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed Sept. 28, 2021 and incorporated herein by this reference).

10.66

Term Note made by CHP Partners, LP in favor of KeyBank National Association dated Sept. 24, 2021 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed Sept. 28, 2021 and incorporated herein by this reference).

10.67

Guaranty by and among the Guarantors in favor of the Lenders referred to in the Term Loan Agreement dated Sept. 24, 2021 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed Sept. 28, 2021 and incorporated herein by this reference).

10.68	Schedule of Omitted Documents (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed Sept. 28, 2021 and incorporated herein by this reference).
21.1	Subsidiaries of the Registrant (Filed herewith.)
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1

Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-K for the years ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 23rd day of March 2022.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 23, 2022
JAMES M. SENEFF, JR.

/s/ Michael P. Haggerty	Independent Director	March 23, 2022
MICHAEL P. HAGGERTY

/s/ J. Douglas Holladay	Independent Director	March 23, 2022
J. DOUGLAS HOLLADAY

/s/ J. Chandler Martin	Independent Director	March 23, 2022
J. CHANDLER MARTIN

Vice Chairman of the Board, Chief Executive Officer and President
/s/ Stephen H. Mauldin		March 23, 2022
STEPHEN H. MAULDIN	(Principal Executive Officer)

Chief Financial Officer, Senior Vice President and Treasurer
/s/ Ixchell C. Duarte		March 23, 2022
IXCHELL C. DUARTE	(Principal Financial Officer and Principal Accounting Officer)