Form 10-Q
period 2022-03-31
CNL Healthcare Properties, Inc.
filed 2022-05-12
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of common stock of the registrant outstanding as of May 11, 2022 was 173,960,540.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Condensed Consolidated Financial Information

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	March 31,	December 31,
ASSETS	2022	2021
Real estate investment properties, net (including VIEs $43,038 and $42,612, respectively)	$1,359,127	$1,338,856
Assets held for sale	8,312	8,373
Cash (including VIEs $474 and $1,597, respectively)	51,483	53,161
Restricted cash (including VIEs $126 and $59, respectively)	4,631	4,520
Other assets (including VIEs $635 and $544, respectively)	14,943	18,700
Deferred rent, lease incentives and intangibles, net	16,234	12,970
Total assets	$1,454,730	$1,436,580
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $28,787 and $28,855, respectively)	$107,285	89,400
Credit facilities	500,075	499,728
Accounts payable and accrued liabilities (including VIEs $568 and $1,489, respectively)	26,967	29,170
Other liabilities (including VIEs $213 and $299, respectively)	7,369	6,115
Due to related parties	1,522	1,406
Total liabilities	643,218	625,819
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	537	520
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 shares issued and 173,960 shares outstanding	1,740	1,740
Capital in excess of par value	1,516,926	1,516,926
Accumulated income	106,164	101,861
Accumulated distributions	(815,946)	(811,493)
Accumulated other comprehensive loss	886	10
Total stockholders' equity	809,770	809,044
Noncontrolling interest	1,205	1,197
Total equity	811,512	810,761
Total liabilities and equity	$1,454,730	$1,436,580

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Rental income and related revenues	$6,865	$7,274
Resident fees and services	71,732	64,809
Total revenues	78,597	72,083
Operating expenses:
Property operating expenses	55,333	47,855
General and administrative expenses	2,631	2,248
Asset management fees	3,579	4,469
Property management fees	3,517	3,070
Depreciation and amortization	13,642	12,637
Total operating expenses	78,702	70,279
Operating (loss) income	(105)	1,804
Other income (expense):
Interest and other income (expense)	5	(2)
Interest expense and loan cost amortization	(3,863)	(5,281)
Gain on change of control of a joint venture	8,376	—
Equity in loss of unconsolidated entity	—	(19)
Total other income (expense)	4,518	(5,302)
Income (loss) before income taxes	4,413	(3,498)
Income tax (expense) benefit	(85)	1,336
Income (loss) from continuing operations	4,328	(2,162)
Loss from discontinued operations	—	(10)
Net income (loss)	4,328	(2,172)
Less: Amounts attributable to noncontrolling interests
Net income (loss) from continuing operations	25	(25)
Net income (loss) attributable to common stockholders	$4,303	$(2,147)

Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$0.02	$(0.01)
Discontinued operations	$0.00	$(0.00)
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$4,328	$(2,172)
Other comprehensive income:
Unrealized gain on derivative financial instruments, net	876	1
Unrealized gain on derivative financial instruments of equity method investments	—	2
Total other comprehensive income	876	3
Comprehensive income (loss)	5,204	(2,169)
Less: Comprehensive income (loss) attributable to noncontrolling interest	25	(25)
Comprehensive income (loss) attributable to common stockholders	$5,179	$(2,144)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2021	$520	173,960	$1,740	$1,516,926	$101,861	$(811,493)	$10	$809,044	$1,197	$810,761
Net income	17	―	―	―	4,303	―	―	4,303	8	4,328
Other comprehensive income	―	―	―	―	―	―	876	876	―	876
Cash distributions declared ($0.0256 per share)	―	―	―	―	―	(4,453)	―	(4,453)	―	(4,453)
Balance at March 31, 2022	$537	173,960	$1,740	$1,516,926	$106,164	$(815,946)	$886	$809,770	$1,205	$811,512

Balance at December 31, 2020	$572	173,960	$1,740	$1,516,926	$124,743	$(775,866)	$(35)	$867,508	$1,289	$869,369
Net income (loss)	8	―	―	―	(2,147)	―	―	(2,147)	(33)	(2,172)
Other comprehensive income	―	―	―	―	―	―	3	3	―	3
Distributions to noncontrolling interest	(61)	―	―	―	―	―	―	―	(48)	(109)
Cash distributions declared ($0.0512 per share)	―	―	―	―	―	(8,907)	―	(8,907)	―	(8,907)
Balance at March 31, 2021	$519	173,960	$1,740	$1,516,926	$122,596	$(784,773)	$(32)	$856,457	$1,208	$858,184

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net cash flows provided by operating activities – continuing operations	$8,236	$12,640
Net cash flows used in operating activities – discontinued operations	—	(7)
Net cash flows provided by operating activities	8,236	12,633
Investing activities:
Acquisition of joint venture interest, net of cash acquired	(1,134)	—
Capital expenditures	(3,579)	(1,975)
Other investing activities	—	35
Net cash used in investing activities – continuing operations	(4,713)	(1,940)
Net cash provided by investing activities – discontinued operations	—	7,402
Net cash (used in) provided by investing activities	(4,713)	5,462
Financing activities:
Distributions to stockholders	(4,453)	(8,907)
Principal payments on mortgages and other notes payable	(642)	(2,794)
Other financing activities	5	(109)
Net cash flows used in financing activities	(5,090)	(11,810)
Net (decrease) increase in cash and restricted cash	(1,567)	6,285
Cash and restricted cash at beginning of period, including assets held for sale	57,681	66,011
Cash and restricted cash at end of period, including assets held for sale	$56,114	$72,296

Supplemental disclosure of non-cash investing and financing activities:
Real estate investment properties	$29,384	$—
Intangibles	4,281	—
Mortgages and notes payable	(18,468)	—
Net assets recognized upon the change in control of the Windsor Manor Joint Venture (Note 4)	$15,197	$—

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

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

In 2017, the Company began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders. As part of executing under possible strategic alternatives, the Company’s board of directors committed to a plan to sell 70 assets, including properties comprising its MOB/Healthcare portfolio. As of December 31, 2021, the Company had successfully completed the sale of 69 properties and in April 2022, completed the sale of its last property, the Hurst Specialty Hospital. See Note 13. "Subsequent Events" for additional information regarding the sale of the Hurst Specialty Hospital.

As of March 31, 2022, the Company’s seniors housing portfolio was geographically diversified with properties in 26 states and consisted of interests in 73 properties, including 71 seniors housing communities, the Hurst Specialty Hospital (held for sale, which was sold in April 2022) and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022. Amounts as of December 31, 2021 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Risks and Uncertainties — In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic around the globe. Since the onset of the pandemic, the Company has operated and continues to operate its communities through the disruptions and uncertainties of the pandemic, including disruptions from new variants of the virus. Although more normalized activities have resumed, at this time the Company cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and its operations, and the COVID-19 pandemic may continue to have a material and adverse impact on our financial condition, results of operations and cash flows.

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

THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

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

Reclassifications — Certain amounts in the prior years’ consolidated balance sheet have been reclassified to conform to the current year’s presentation, primarily related to classification of one property as held for sale, with no effect on the other previously reported consolidated financial statements.

Recently Adopted Accounting Pronouncements — In Q1 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. As of March 31, 2022, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements; however, the Company will continue to assess the potential impact on its variable rate debt contracts and future hedging relationships, as applicable.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This new guidance was effective for the Company beginning on January 1, 2022, and did not have a material impact on the Company’s financial statements.

3. Revenue

The following table presents disaggregated revenue related to the Company’s resident fees and services during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2022	2021	2022	2021	2022	2021
Independent living	2,243	2,243	$18.0	$17.2	25.1%	26.5%
Assisted living	3,096	2,960	35.5	31.3	49.5%	48.4%
Memory care	972	904	14.8	13.2	20.6%	20.3%
Other revenues	—	—	3.4	3.1	4.8%	4.8%
	6,311	6,107	$71.7	$64.8	100.0%	100.0%

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

4. Acquisition

As of December 31, 2021, the Company held an interest in five properties through a 75% interest in an unconsolidated joint venture (the “Windsor Manor Joint Venture”), which was accounted for as an equity method investment. Effective January 1, 2022, the Company acquired the remaining 25% interest in the Windsor Manor Joint Venture from its joint venture partner for approximately $3.3 million. As a result, the Company obtained a 100% controlling interest in the Windsor Manor Joint Venture and consolidated the Windsor Manor Joint Venture, which was accounted for as an asset acquisition. As such, no goodwill was recognized in the acquisition.

As the Company previously held an equity method investment in the Windsor Manor Joint Venture, the acquisition resulted in a gain on change of control of a joint venture of approximately $8.4 million, representing the difference between the fair market value and the carrying value of the equity method investment on the acquisition date.

The following table summarizes the fair market value of the assets and liabilities recorded as part of the acquisition, adjusted on a relative fair value basis for the difference between the consideration transferred and the fair market value of the net assets acquired, of the Windsor Manor Joint Venture (in thousands):

March 31,
2022
Equity method investment in unconsolidated joint venture	$4,737
Consideration paid for additional 25% interest in joint venture	3,310
Total equity method investment and consideration paid	$8,047

Cash	$2,097
Restricted Cash	79
Prepaid and other assets	64
Real estate assets	29,384
Intangibles(1)	4,281
Total assets acquired	35,905
Accounts payable and accrued expenses	(953)
Other liabilities	(61)
Mortgages and notes payable	(18,468)
Total liabilities assumed	(19,482)
Net assets acquired	$16,423

_____________

FOOTNOTE:

(1)
Effective January 1, 2022, the weighted-average amortization period on the lease intangibles was approximately 1.3 years and was comprised of in-place lease intangibles.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

5. Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of March 31, 2022 and December 31, 2021 are as follows, excluding the one asset held for sale (in thousands):

	March 31,	December 31,
	2022	2021
Land and land improvements	$138,022	$131,257
Building and building improvements	1,511,715	1,500,208
Furniture, fixtures and equipment	102,178	101,180
Less: accumulated depreciation	(392,788)	(393,789)
Real estate investment properties, net	$1,359,127	$1,338,856

Depreciation expense on the Company’s real estate investment properties, net was approximately $12.8 million and $12.4 million for the three months ended March 31, 2022 and 2021, respectively.

6. Asset Held For Sale and Discontinued Operations

In March 2022, the Company received an unsolicited offer and entered into a purchase and sale agreement for the Hurst Specialty Hospital with an unrelated third party. The Company sold this property in April 2022, as described further in Note 13. “Subsequent Events.” The Company had classified the Hurst Specialty Hospital as held for sale as of March 31, 2022 and December 31, 2021 in the accompanying condensed consolidated balance sheets. Assets held for sale consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022	As of December 31, 2021
Real estate held for sale, net	$8,312	$8,373
Assets held for sale	$8,312	$8,373

The sale of the Hurst Specialty Hospital did not cause a strategic shift in the Company's operations, and was not considered significant; therefore, this property did not qualify as discontinued operations. The Company did not have any properties for which it had classified the revenues and expenses as discontinued operations during the three months ended March 31, 2022.

During the three months ended March 31, 2021, the Company classified the revenues and expenses related to the Company’s acute care property sold in January 2021 as discontinued operations in the accompanying condensed consolidated statements of operations. This property was identified for sale as part of the plan to sell the MOB/Healthcare portfolio and the Company determined that the sale of these properties represented a strategic shift in the Company’s operations. The Company recorded a loss from discontinued operations of approximately $10 thousand during the three months ended March 31, 2021.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

7. Variable Interest Entities

As of March 31, 2022 and December 31, 2021, the Company had two subsidiaries classified as VIEs. These subsidiaries are joint ventures with completed real estate under development in which their equity interest consists of non-substantive protective voting rights. Additionally, one of the subsidiaries has insufficient equity at risk due to the development nature of the joint venture. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these subsidiaries due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $13.3 million as of March 31, 2022. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

8. Indebtedness

The following table provides details of the Company's indebtedness as of March 31, 2022 and December 31, 2021, (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Mortgages payable and other notes payable:
Fixed rate debt(1)	$89,271	$89,766
Variable rate debt(1)(2)(6)	18,322	—
Premium(3)	49	59
Loan costs, net	(357)	(425)
Total mortgages and other notes payable, net	107,285	89,400
Credit facilities:
Revolving Credit Facility(4)(5)(6)	88,000	88,000
Term Loan Facility(4)(6)	265,000	265,000
2021 Term Loan Facility(4)(6)	150,000	150,000
Loan costs, net related to Term Loan Facilities	(2,925)	(3,272)
Total credit facilities, net	500,075	499,728
Total indebtedness, net	$607,360	$589,128

_____________

FOOTNOTES:

(1)
As of March 31, 2022 and December 31, 2021, the Company’s mortgages and other notes payable are collateralized by 12 and seven properties, respectively, with total carrying value of approximately $156.0 million and $135.4 million, respectively.
(2)
In connection with the acquisition of the 25% interest in the Windsor Manor Joint Venture, the Company consolidated the net assets of the joint venture effective January 1, 2022, including the debt associated with the properties, at fair value. The debt collateralized by the Windsor Manor properties pays interest at a rate of 2.50% plus 30-day LIBOR and matures in February 2024.
(3)
Premium is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(4)
As of March 31, 2022 and December 31, 2021, the Company had entered into interest rate caps with notional amounts of approximately $355.0 million.
(5)
As of March 31, 2022 and December 31, 2021, the Company had undrawn availability under the applicable revolving credit facility of approximately $32.0 million and $14.1 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan, which includes certain assets held for sale.
(6)
The 30-day LIBOR was approximately 0.45% and 0.10% as of March 31, 2022 and December 31, 2021, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

8. Indebtedness (continued)

The Company had liquidity of approximately $83.5 million as of March 31, 2022 (consisting of cash on hand and undrawn availability under the Company's Credit Facilities), and was well positioned to manage its near-term debt maturities. The Company has $45.7 million of scheduled payments coming due during the remainder of 2022, which includes $44.7 million relating to secured debt collateralized by five properties that matures in September 2022. Management has begun exploring several repayment or refinancing options, including using availability from its unsecured Revolving Credit Facility or refinancing the facility with another lending institution as a secured debt facility.

The following is a schedule of future principal payments for the Company’s total indebtedness for the remainder of 2022, each of the next four years and thereafter, in the aggregate, as of March 31, 2022 (in thousands):

2022	$45,652
2023	112,054
2024	452,887
2025	—
2026	—
Thereafter	—
$610,593

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of March 31, 2022 and December 31, 2021 (in millions):

	March 31,		December 31,
	2022		2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$107.7	$107.3	$90.4	$89.4
Credit facilities, net	$503.0	$500.1	$503.0	$499.7

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

Generally, the loan agreements for the Company’s mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary events of default and remedies for the lenders. As of March 31, 2022, the Company was in compliance with all financial covenants related to its mortgage loans.

The credit facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of March 31, 2022, the Company was in compliance with all financial covenants related to its Credit Facilities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

9. Related Party Arrangements

During the three months ended March 31, 2022 and 2021, the Company paid approximately $0.03 million and $0.07 million, respectively, of cash distributions on restricted stock issued through March 2017 pursuant to the Advisor expense support agreement. These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the three months ended March 31, 2022 and 2021, and related amounts unpaid as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	Three Months Ended		Unpaid amounts as of (1)
	March 31,		March 31,	December 31,
	2022	2021	2022	2021
Reimbursable expenses:
Operating expenses (2)	$807	$753	$328	$214
	807	753	328	214

Investment services fee (3)	60	—	—	―
Asset management fees (4)	3,579	4,476	1,194	1,192
	$4,446	$5,229	$1,522	$1,406

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
(3)
For the three months ended March 31, 2022, the Company incurred approximately $0.1 million in investment services fees of which approximately $0.1 million, was capitalized and included in real estate assets, net in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2021, the Company did not incur any investment services fees.
(4)
Effective May 26, 2021, the asset management fee was reduced from 1.0% per annum to 0.80% per annum of average invested assets.

10. Equity

In March 2022, our Board approved $0.0256 per share as the first quarter 2022 distribution.

11. Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, the Company recorded an income tax expense of approximately $0.1 million, which represented current income tax expense. For the three months ended March 31, 2021, the Company recorded an income tax benefit of approximately $1.3 million of which approximately ($0.1) million represented current income tax expense, and approximately $1.4 million represented an increase to the Company’s net deferred tax assets which was primarily due to the generation of Company’s TRS’s federal and state net operating loss carryforwards.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

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

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period. As of March 31, 2022, the Company had two remaining promoted interest agreements with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, the developer will be entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development. None of the established performance metrics were met or probable of being met as of March 31, 2022. Additionally, one of these agreements expired in April 2022 and the established performance metrics were not met.

The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares for financial reporting purposes that were issued pursuant to the Advisor expense support agreement. Refer to Note 9. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares.

13. Subsequent Events

In April 2022, the Company completed the sale of the Hurst Specialty Hospital for net sales proceeds of $8.4 million. The Company did not record a gain or loss on the sale of the property for financial reporting purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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
•
a worsening economic environment in the U.S. or globally, including continued or increasing inflation and financial market fluctuations;
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
•
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

For further information regarding risks and uncertainties associated with the Company’s business and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s reports filed from time to time with the SEC, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual reports on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com. One of the most significant factors is the ongoing and potential impact of the current outbreak of the COVID-19 pandemic on the economy and the broader financial markets, which may have a significant negative impact on the Company’s financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic in the second quarter of 2022 or thereafter.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of March 31, 2022 (unaudited) and December 31, 2021. Amounts as of December 31, 2021 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, our seniors housing investment portfolio consisted of interests in 73 properties, consisting of a geographically diversified portfolio of 71 seniors housing communities, the Hurst Specialty Hospital (held for sale and sold in April 2022) and one vacant land parcel. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities. Five of our 71 seniors housing properties were previously owned through an unconsolidated joint venture and became wholly-owned effective January 1, 2022.

Inflation

Prior to 2021, inflation had been low and had a minimal impact on our operating performance; however, inflation significantly increased starting in the last half of 2021, continued through the date of this filing and is expected to continue to be elevated or increase further. The impact of rising inflation has surfaced in the form of higher food costs and other operating expenses, which contributed and continues to contribute to margin compressions in our managed seniors housing communities. We anticipate incurring increases in operating expenses which will result in continued operating margin compressions during the year ending December 31, 2022.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic around the globe. Since the onset of the pandemic we have operated and continue to operate our communities through the disruptions and uncertainties of the pandemic, including disruptions from new variants of the virus. Average occupancy began to decline at the onset of the pandemic starting in the second half of March 2020 and trended lower through February 2021. We began to experience small occupancy gains each month starting in March 2021 as vaccines became available and regulatory move-in restrictions were lifted or relaxed. As monthly marginal occupancy gains continued, the rate of occupancy recovery was impacted by the arrival of the Delta and Omicron strands of the coronavirus. The spike in positive COVID-19 cases from the Omicron variant in January 2022 resulted in regulatory move-in restrictions at some of our communities and coupled with the seasonally cold temperatures, impacted the rate of move-ins and occupancy increases during the three months ended March 31, 2022. Starting in February 2022, we experienced a decline in positive COVID-19 cases in our communities and benefitted from relaxed COVID-19 restrictions by local authorities which contributed to an increase in tours and move-ins at our communities. Absent the arrival of a new variant of the virus, we anticipate continued marginal occupancy improvements each month during the year ending December 31, 2022.

As of March 31, 2022, our 71 seniors housing communities were located throughout the United States in 26 states, and had a population of nearly 7,000 residents and approximately 4,700 community-level staff. As of May 11, 2022, as reported by our senior housing operators, we had 48 active, confirmed COVID-19 positive cases among our residents and staff members in seven of our communities located in five states. The number of confirmed cases in our senior housing communities has and will continue to fluctuate based on the duration, scope and depth of the COVID-19 pandemic, including new variants of the virus and vaccination rates, as well as the timing and extent of imposing/ceasing vaccine or mask mandates, or stay at home and other social distancing restrictions from state and local governmental agencies.

Of our 71 senior housing communities, we owned 15 properties (leased to two separate third party tenants under triple-net leases (“NNN”), and the remaining 56 properties were managed through third party operators. In December 2021, we provided a second round of rent relief in the form of a $1.4 million rent deferral agreement with a tenant that leases two properties under NNN leases. We did not grant any rent concessions as part of any rent deferral provided to this tenant. As of May 11, 2022, we had deferred $1.4 million in rents under the second rent deferral agreement and had collected all other amounts due in accordance with the terms of the tenant's lease agreements. As of May 11, 2022, had collected 100% of all rental amounts due under the lease agreements related to 13 seniors housing properties leased to our other tenant under NNN leases.

Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which provided, among other things, for the establishment of a Provider Relief Fund under the direction of the Department of Health and Human Services (“HHS”). During the three months ended March 31, 2021, we received provider relief funds under the CARES Act, which are deemed governmental grants provided that the recipient attests to and complies with certain terms and conditions, and we recorded approximately $0.1 million, as other income as all conditions of the provider relief funds had been met. We submitted our application for Phase 4 of provider relief funds under the CARES Act in September 2021 and as of May 11, 2022, are awaiting specific guidance from HHS on how Phase 4 relief will be distributed.

We believe we are taking appropriate actions to manage through the COVID-19 pandemic. Although more normalized activities have resumed, at this time we cannot predict the full extent of the impacts of the COVID-19 pandemic on our operations, and the COVID-19 pandemic may continue to have an adverse impact on our financial condition, results of operations and cash flows.

Possible Strategic Alternatives

In 2017, we began evaluating possible strategic alternatives to provide liquidity to our stockholders. In April 2018, our board of directors formed a special committee consisting solely of our independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to (i) the listing of our or one of our subsidiaries’ common stock on a national securities exchange, (ii) an orderly disposition of our assets or one or more of our asset classes and the distribution of the net sale proceeds thereof to our stockholders and (iii) a potential business combination or other transaction with a third party or parties that provides our stockholders with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”). Since 2018, the Special Committee has engaged KeyBanc Capital Markets Inc. to act as its financial advisor in connection with exploring our Possible Strategic Alternatives.

In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018. In addition, as part of executing on Possible Strategic Alternatives, our board of directors committed to a plan to sell 70 properties which included medical office buildings, post-acute care facilities and acute care hospitals across the US), collectively (the “MOB/Healthcare Portfolio”) plus several skilled nursing facilities. Through December 31, 2021, we sold 69 properties, received net sales proceeds of approximately $1,449.7 million and used the net sales proceeds to: (1) repay indebtedness secured by the properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution in May 2019 of approximately $347.9 million ($2.00 per share) to our stockholders and (4) retained net sales proceeds for other corporate purposes, because we were focused on maintaining balance sheet strength and liquidity during COVID-19 to enhance financial flexibility. In March 2022, we entered into a purchase and sale agreement for the last property in our MOB/Healthcare Portfolio, the Hurst Specialty Hospital, with an unrelated third party and in April 2022, sold it and received net sales proceeds of $8.4 million.

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

Seniors Housing Portfolio

Our remaining investment focus is in seniors housing communities. We have invested in or developed the following types of seniors housing properties:

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

Portfolio Overview

As of March 31, 2022, our healthcare investment portfolio consisted of interests in 73 properties, comprising 71 seniors housing communities, the Hurst Specialty Hospital (held for sale and sold in April 2022) and one vacant land parcel.

We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of May 11, 2022:

The following table summarizes our seniors housing investment portfolio by investment structure as of May 11, 2022:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	17.6%
Seniors housing managed (2)	56	1,454.3	82.3%
Seniors housing unimproved land	1	1.1	0.1%
	72	$1,766.4	100.0%

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

Significant Tenants and Operators

Our real estate portfolio of 71 seniors housing properties is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 10% or more of our rentable space as of May 11, 2022, excluding the vacant land parcel:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	77.5%	2025
Wellmore, LLC	2	366	22.5%	2031-2032
	15	1,627	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	30.4%	2022-2024
Prestige Senior Living, LLC	13	895	13.9%	2023-2024
Morningstar Senior Management, LLC	4	834	13.0%	2023
Other operators (1)	32	2,740	42.7%	2022-2029
	56	6,417	100.0%

_________________

FOOTNOTE:

(1)
Comprised of various operators each of which comprise less than 10% of our consolidated rentable square footage.

Tenant Lease Expirations

As of March 31, 2022, we owned 15 seniors housing properties and one acute care property that were leased to third party tenants under triple-net operating leases. During the three months ended March 31, 2022, our rental income from continuing operations represented approximately 8.7% of our total revenues from continuing operations.

Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities. However, if the tenant does not pay the real estate taxes, we are liable. Refer to “Liquidity and Capital Resources – Tenant Financial Difficulties” below for information on real estate taxes paid relating to the Hurst Specialty Hospital.

We work with our tenants in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. Certain amendments or modifications to the terms of existing leases could require lender approval.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2022 (excluding the Hurst Specialty Hospital property which was sold in April 2022), each of the next nine years and thereafter on our consolidated seniors housing portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of properties and percentages):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2022	—	—	$—	—
2023	—	—	—	—
2024	—	—	—	—
2025	13	1,261	20,609	71.7%
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
2031	1	137	3,497	12.1%
Thereafter	1	229	4,653	16.2%
Total	15	1,627	$28,759	100.0%

Weighted Average Remaining Lease Term: (3)			5.2 years

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

Liquidity and Capital Resources

General

Our ongoing primary source of capital includes proceeds from operating cash flows. Our primary use of capital includes the payment of distributions, payment of operating expenses, funding capital improvements to existing properties and payment of debt service. Generally, we expect to meet short-term working capital needs from our cash flows from operations. Our ongoing sources and uses of capital have been and will continue to be impacted by the COVID-19 pandemic, rising interest rates and rising inflation levels. As necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures or to cover periodic shortfalls between distributions paid and cash flows from operating activities.

Despite the marginal increases in occupancy beginning in March 2021 as described above in “COVID-19”, we began to experience and we continue to experience higher than anticipated compression in property level NOI margins due to increases in operating expenses. Labor costs increased due to increased wages in a tight labor market and due to increases in usage of agency temporary personnel to fill vacancies. The impact of rising inflation levels surfaced in the form of higher food costs and other operating expenses, which also contributed to margin compressions. We have begun implementing rate increases at our properties effective with renewals in 2022 which will result in an increase in revenues. We anticipate that the rental rate increases will contribute favorably to operating margins. However, we anticipate incurring increases in labor costs and operating expenses which will result in continued operating margin compressions during the year ending December 31, 2022.

As of March 31, 2022, we had approximately $83.5 million of liquidity (consisting of $51.5 million cash on hand and $32.0 million undrawn availability under the Revolving Credit Facility). We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we continue to deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and impacts on operating expenses from the rise in inflation levels. The extent of the continued impact of COVID-19 on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at the current time as it depends on several factors beyond our control including, but not limited to (i) changes in the severity and duration of the outbreak caused by new variants of the virus, (ii) the effectiveness of and acceptance of vaccines, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic and (v) the timing and speed of economic recovery. In addition, we continue to monitor the volatility in the credit markets and the rising interest rate environment and anticipate that the increased levels of inflation and the rising interest rate environment will negatively impact to our financial condition, results of operations and cash flows during the year ending December 31, 2022.

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

Our cash flows from operating and investing activities as described within “Sources of Liquidity and Capital Resources” and “Uses of Liquidity and Capital Resources” represent cash flows from continuing operations and exclude the results of one property that was classified as discontinued operations, which was sold in January 2021.

Sources of Liquidity and Capital Resources

Proceeds from Sale of Real Estate – Discontinued Operations

As part of executing under our Possible Strategic Alternatives, during the three months ended March 31, 2021, we closed on the sale of one acute care property and received net sales proceeds of approximately $7.4 million. During the three months ended March 31, 2022, we did not sell any properties classified as discontinued operations.

Net Cash Provided by Operating Activities – Continuing Operations

Cash flows from operating activities for the three months ended March 31, 2022 and 2021 were approximately $8.2 million and $12.6 million, respectively. The change in cash flows from operating activities for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily the result of the following:

•
a decline in property net operating income (“NOI”) margins, related to our seniors housing properties due to the COVID-19 pandemic and higher operating expenses from rising levels of inflation; and
•
unfavorable changes in operating assets and liabilities across periods; partially offset by
•
lower interest payments resulting from lower weighted average cost of debt due to the refinancing of secured indebtedness with our unsecured Credit Facilities in October 2021; and
•
a decline in asset management fees to the Advisor lowering the AUM fee in May 2021 from 1% per annum to 0.8% per annum as part of the annual Advisory agreement renewal.

Lease Renewals and Extensions

We entered into new leases covering five of our properties that expired in February 2022. The new leases with the same tenant commenced in February 2022 and will expire in February 2025. We do not have any leases expiring until 2025.

Tenant Financial Difficulties

The tenant of our Hurst Specialty Hospital continued to experience financial difficulties during 2021 and during the three months ended March 31, 2022. We recorded rental income on a cash basis for this tenant during these periods because we assessed that collectability of lease payments was not probable. During the three months ended March 31, 2021, we collected rental amounts of approximately $0.5 million from the tenant. We did not collect rental income from the tenant during the three months ended March 31, 2022. Additionally, we paid real estate taxes related to the Hurst Specialty Hospital of approximately $0.2 million during each of the three months ended March 31, 2022 and 2021, which were not reimbursed by the tenant. We sold the Hurst Specialty Hospital in April 2022.

Uses of Liquidity and Capital Resources

Purchase of Joint Venture Interest

As of December 31, 2021, we indirectly owned five properties through a 75% interest in the Windsor Manor Joint Venture, an unconsolidated equity method investment. Effective January 1, 2022, we acquired the remaining 25% interest from our joint venture partner who wanted to sell its 25% interest in the joint venture, for approximately $3.3 million and we currently own a 100% controlling interest in the Windsor Manor Joint Venture.

Capital Expenditures

We paid approximately $3.6 million and $2.0 million in capital expenditures during the three months ended March 31, 2022 and 2021, respectively.

Debt Repayments

During the three months ended March 31, 2022 and 2021, we paid approximately $0.6 million and $2.8 million, respectively, of scheduled repayments on our mortgages and other notes payable.

The following is a schedule of future principal payments for our total indebtedness for the remainder of 2022, each of the next four years and thereafter, in the aggregate, as of March 31, 2022 (in thousands) and reflects the $18 million of indebtedness relating to the Windsor Manor Joint Venture in which we own a 100% controlling interest effective as of January 1, 2022:

2022	$45,652
2023	112,054
2024	452,887
2025	—
2026	—
Thereafter	—
$610,593

As of March 31, 2022, we had approximately $83.5 million of liquidity (consisting of $51.5 million of cash on hand and $32.0 million available under the Revolving Credit Facility) and were well positioned to manage our near-term debt maturities. We have $45.7 million of scheduled principal payments coming due during the year ending December 31, 2022, which includes $44.7 million relating to secured debt collateralized by five properties that matures in September 2022. We have begun exploring several repayment or refinancing options, including adding the five properties to the borrowing base of our unsecured Credit Facilities and using the increased availability to repay the $45 million or refinancing the facility with another lending institution as a secured debt facility.

On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis. As of March 31, 2022 and December 31, 2021, we had aggregate debt leverage ratios of approximately 32.0% and 31.8%, respectively, of the aggregate carrying value of our assets.

Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary performance criteria and remedies for the lenders. As of March 31, 2022, we were in compliance with all financial covenants related to our mortgage loans.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type. As of March 31, 2022, we were in compliance with all financial covenants related to our Credit Facilities.

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

In March 2022, our board of directors reduced our quarterly distributions to $0.0256 per share effective with the first quarter 2022 distribution (the “First Quarter Distribution”). The decrease in the quarterly distribution rate was the result of various factors including, without limitation, the continued COVID-19 impact on industry performance, inflation rates and volatility in the credit markets. Our management team and our board of directors will continue to monitor our results of operations and operating cash flows, as well as our strategic alternatives process and make no assurances regarding future quarterly cash distributions.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2022 Quarters
First(3)	$0.02560	$4,453	$8,236
Total	$0.02560	$4,453	$8,236

2021 Quarters
First	$0.05120	$8,907	$12,633
Total	$0.05120	$8,907	$12,633

____________

FOOTNOTES:

(1)
For the three months ended March 31, 2022 and 2021, our net income (loss) attributable to common stockholders was approximately $4.3 million and $(2.1) million, respectively, while cash distributions declared were approximately $4.5 million and $8.9 million, respectively. For each of the three months ended March 31, 2022 and 2021, 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.
(2)
Amounts herein include cash flows from discontinued operations. Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)
In March 2022, our board of directors reduced our regular quarterly cash distributions to an amount equal to $0.02560 per share.

Results of Operations

Except for the impact from the COVID-19 pandemic, volatility in the credit markets and rising levels of inflation, we are not aware of other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the operation of properties, other than those referred to in the risk factors identified in “Part II, Item 1A” of this report and the “Risk Factors” section of our Annual Report.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

Three months ended March 31, 2022 as compared to the three months ended March 31, 2021

As of March 31, 2022, excluding our unimproved land and including the five properties consolidated from the Windsor Manor Joint Venture effective January 1, 2022, we owned 72 consolidated operating investment properties and owned 67 properties as of March 31, 2021.

	Investment count as of March 31,
Consolidated operating investment types:	2022	2021
Seniors housing leased	15	15
Seniors housing managed	56	51
Acute care leased	1	1
	72	67

Rental Income and Related Revenues. Rental income and related revenues were approximately $6.9 million for the three months ended March 31, 2022, as compared to approximately $7.3 million for the three months ended March 31, 2021. The decrease in revenue during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to collecting $0.5 million during the three months ended March 31, 2021 from our Hurst Specialty Hospital, whose tenant experienced financial difficulties and for which we recorded rental income on a cash basis. No rental amounts were collected during the three months ended March 31, 2022. Rental income and related revenues will be lower going forward, as compared to the previous period, due to the sale of the Hurst Specialty Hospital in April 2022.

Resident Fees and Services. Resident fees and services income was approximately $71.7 million for the three months ended March 31, 2022, as compared to approximately $64.8 million for the three months ended March 31, 2021. The increase in revenue during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to an increase in average occupancy and increases in rates charged to our residents. Average occupancy was lower during the three months ended March 31, 2021 due to move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19. The increase in resident fees and services was also partially due to the acquisition of the remaining 25% interest in the Windsor Manor Joint Venture and the subsequent consolidation of the Windsor Manor revenues effective January 1, 2022. Refer to Note 4. “Acquisition” for additional information.

Property Operating Expenses. Property operating expenses were approximately $55.3 million for the three months ended March 31, 2022, as compared to approximately $47.9 million for the three months ended March 31, 2021. Property operating expenses increased during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to increased labor costs driven by higher wages and usage of agency labor in a tight labor market and an increase in operating expenses due to inflation. In addition, property operating expense were higher during the three months ended March 31, 2022 as compared to the three months ended March 31, 2020 due to an increase in average occupancy as well as the consolidation of our Windsor Manor Joint Venture expenses, as described above.

General and Administrative Expenses. General and administrative expenses were approximately $2.6 million for the three months ended March 31, 2022, as compared to approximately $2.2 million for the three months ended March 31, 2021. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.

Asset Management Fees. We incurred asset management fees of approximately $3.6 million for the three months ended March 31, 2022, as compared to approximately $4.5 million for the three months ended March 31, 2021. Asset management fees are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments. Asset management fees decreased during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a reduction in our asset management fee from 1.0% per annum to 0.80% per annum of average invested assets, which became effective in May 2021.

Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $3.5 million for the three months ended March 31, 2022, as compared to approximately $3.1 million for the three months ended March 31, 2021. The property management fees are based on a percentage of revenues under the property management agreement and the increase across periods is reflective of the increase in average occupancy and resident fees and service revenue over the same period as described above.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $13.6 million for the three months ended March 31, 2022, as compared to approximately $12.6 million for the three months ended March 31, 2021. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The increase is primarily due to investing approximately $15 million dollars in capital improvements to maintain and improve our properties subsequent to March 31, 2021, and to a lesser extent, due to the consolidation of the Windsor Manor assets effective January 1, 2022.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $3.9 million for the three months ended March 31, 2022, as compared to approximately $5.3 million for the three months ended March 31, 2021. The decrease in interest expense and loan cost amortization was primarily due to the reduction in weighted average cost of debt as a result of refinancing approximately $238.0 million of secured indebtedness in October 2021 with proceeds from our unsecured Credit Facilities.

Gain on Change of Control of a Joint Venture. As described above in Note 4. “Acquisition,” during the three months ended March 31, 2022, we recognized a gain of approximately $8.4 million as part of acquiring the remaining 25% interest in the Windsor Manor Joint Venture from our joint venture partner, resulting in us owning a 100% controlling interest in the Windsor Manor Joint Venture and derecognizing our equity method investment in the Windsor Manor Joint Venture. We did not record such gains during the three months ended March 31, 2021.

Income Tax (Expense) Benefit. We incurred income tax (expense) benefit of approximately $(0.1) million during the three months ended March 31, 2022 and $1.3 million during the three months ended March 31, 2021. The increase in income tax expense during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is primarily attributable to the increase in valuation allowance against the Company’s deferred tax assets.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI. We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties. We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time. In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented. Non-same-store NOI represents NOI from the acquisition of the remaining 25% interest in the Windsor Manor Joint Venture effective January 1, 2022 and the subsequent transition of the Windsor Manor properties from unconsolidated to consolidated, as we did not consolidate those properties during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the three months ended March 31, 2022 and 2021 (in thousands) and the amount invested in properties as of March 31, 2022 and 2021 (in millions), excluding one property classified as discontinued operations:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
Net income (loss)	$4,328	$(2,172)
Adjusted to exclude:
General and administrative expenses	2,631	2,248
Asset management fees	3,579	4,469
Depreciation and amortization	13,642	12,637
Other (income) expenses	(4,518)	5,302
Income tax expense (benefit)	85	(1,336)
Loss from discontinued operations	—	10
NOI	$19,747	$21,158	$(1,411)	(6.7)%
Less: Non-same-store NOI	400	—
Same-store NOI	$19,347	$21,158	$(1,811)	(8.6)%
Invested in operating properties, end of period (in millions)	$1,795	$1,768

Overall, our same-store NOI for the three months ended March 31, 2022 decreased by approximately $1.8 million, as compared to the three months ended March 31, 2021. Same store NOI was negatively impacted by increased property operating expenses as a result of increased labor costs in a tight labor market and increased operating costs from rising inflation levels.

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

The following table presents a reconciliation of net income to FFO and MFFO for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders	$4,303	$(2,147)
Adjustments:
Depreciation and amortization	13,642	12,637
Gain on change of control of a joint venture(1)	(8,376)	—
FFO adjustments attributable to noncontrolling interests	(35)	(48)
FFO adjustments from unconsolidated entities(2)	—	181
FFO attributable to common stockholders	9,534	10,623
Straight-line rent adjustments(3)	351	432
Amortization of premium for debt investments	(10)	(10)
MFFO adjustments attributable to noncontrolling interests	(9)	(6)
MFFO attributable to common stockholders	$9,866	$11,039
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960
Net (loss) income per share (basic and diluted)	$0.02	$(0.01)
FFO per share (basic and diluted)	$0.05	$0.06
MFFO per share (basic and diluted)	$0.06	$0.06

________________

FOOTNOTES:

(1)
Management believes that adjusting for the gain on change of control of a joint venture is appropriate because the adjustment is not reflective of our ongoing operating performance and, as a result, the adjustment better aligns results with management’s analysis of operating performance.
(2)
This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method relating to our previously unconsolidated equity method investment in the Windsor Manor Joint Venture. Effective January 1, 2022, we owned a 100% controlling interest in the Windsor Manor Joint Venture.
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

Related Party Transactions

See Item 1. “Condensed Consolidated Financial Information” and our Annual Report on Form 10-K for the year ended December 31, 2021 for a summary of our related party transactions.

Critical Accounting Policies and Estimates

See Item 1. “Condensed Consolidated Financial Information” and our Annual Report on Form 10-K for the year ended December 31, 2021 for a summary of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Item 1. “Condensed Consolidated Financial Information” for a summary of the impact of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We may be exposed to interest rate changes primarily as a result of the long-term debt we used to acquire properties and other permitted investments, as well as impacts of volatile credit markets and a rising interest rate environment. Our management objectives related to interest rate risk are to limit the impact of interest rate changes on earnings and on operating cash flows. To achieve our objectives, we borrow at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert from variable rates to fixed rates. With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The following is a schedule as of March 31, 2022 of our fixed and variable rate debt maturities for the remainder of 2022, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2022	2023 (1)	2024	2025	2026	Thereafter	Total	Fair Value (2)
Fixed rate debt	$45,188	$23,407	$20,676	$—	$—	$—	$89,271	$89,000
Weighted average interest rate on fixed rate debt	4.12%	4.65%	3.25%	—	—	—	4.05%
Variable rate debt	$463	$88,647	$432,212	$—	$—	$—	$521,322	$522,000
Average interest rate on variable rate debt	1.55%+LIBOR	1.55%+LIBOR	1.55%+LIBOR	—	—	—	1.55%+LIBOR

_____________

FOOTNOTE:

(1)
The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2022. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to LIBOR rates as of March 31, 2022, considering the impact of our interest rate caps, would increase interest expense approximately $1.2 million for the three months ended March 31, 2022. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels.

As of March 31, 2022, the Company’s debt is comprised of approximately 14.6% in fixed rate debt, approximately 58.2% in variable rate debt with current interest rate protection and approximately 27.2% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our Term Loan Facility. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

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

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities – None

Issuer Purchases of Equity Securities – None

Secondary Sales of Registered Shares between Investors

During the three months ended March 31, 2022 and 2021, there were approximately 361,000 shares and 61,000 shares transferred between investors, respectively, at an average sales price per share of approximately $4.52 and $4.51, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosure – Not Applicable

Item 5. Other Information – None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

Third Articles of Amendment and Restatement of CNL Healthcare Properties, Inc. (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed July 25, 2016 and incorporated herein by reference.)

3.2

Third Amended and Restated Bylaws of CNL Healthcare Properties, Inc., effective June 27, 2013. (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference.)

4.1

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates). (Previously filed as Exhibit 4.5 to the Pre-effective Amendment One to the Registration Statement on Form S-11 (File No. 333-168129) filed October 20, 2010 and incorporated herein by reference.)

10.1	First Amendment to Term Loan Agreement dated March 21, 2022. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 22, 2022 and incorporated herein by reference.)
10.2	First Amendment to Credit Agreement dated March 21, 2022. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed March 22, 2022 and incorporated herein by reference.)
31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1

Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May 2022.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)