Form 10-Q
period 2022-06-30
CNL Healthcare Properties, Inc.
filed 2022-08-12
CIK 1496454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of common stock of the registrant outstanding as of August 11, 2022 was 173,960,540.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Condensed Consolidated Financial Information

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30,	December 31,
ASSETS	2022	2021
Real estate investment properties, net (including VIEs $43,146 and $42,612, respectively)	$1,350,841	$1,338,856
Assets held for sale	―	8,373
Cash (including VIEs $547 and $1,597, respectively)	65,830	53,161
Restricted cash (including VIEs $238 and $59, respectively)	5,223	4,520
Other assets (including VIEs $595 and $544, respectively)	14,141	18,700
Deferred rent, lease incentives and intangibles, net	15,365	12,970
Total assets	$1,451,400	$1,436,580
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $28,706 and $28,855, respectively)	$62,376	89,400
Credit facilities	545,417	499,728
Accounts payable and accrued liabilities (including VIEs $762 and $1,489, respectively)	26,900	29,170
Other liabilities (including VIEs $287 and $299, respectively)	7,235	6,115
Due to related parties	1,418	1,406
Total liabilities	643,346	625,819
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	―
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 shares issued and 173,960 shares outstanding	1,740	1,740
Capital in excess of par value	1,516,926	1,516,926
Accumulated income	106,165	101,861
Accumulated distributions	(820,399)	(811,493)
Accumulated other comprehensive income	1,857	10
Total stockholders' equity	806,289	809,044
Noncontrolling interest	1,765	1,717
Total equity	808,054	810,761
Total liabilities and equity	$1,451,400	$1,436,580

The abbreviation VIEs above means variable interest entities.

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Rental income and related revenues	$6,707	$7,461	$13,572	$14,735
Resident fees and services	74,332	65,868	146,064	130,677
Total revenues	81,039	73,329	159,636	145,412
Operating expenses:
Property operating expenses	56,518	47,343	111,851	95,198
General and administrative expenses	2,441	2,271	5,072	4,519
Asset management fees	3,523	4,114	7,102	8,583
Property management fees	3,827	3,119	7,344	6,189
Depreciation and amortization	13,891	12,307	27,533	24,944
Total operating expenses	80,200	69,154	158,902	139,433
Operating income	839	4,175	734	5,979
Other income (expense):
Interest and other income	3,989	392	3,994	390
Interest expense and loan cost amortization	(4,739)	(5,260)	(8,602)	(10,541)
Gain on change of control of a joint venture	—	—	8,376	—
Equity in earnings of unconsolidated entity	—	256	—	237
Total other (expense) income	(750)	(4,612)	3,768	(9,914)
Income (loss) before income taxes	89	(437)	4,502	(3,935)
Income tax (expense) benefit	(65)	1,023	(150)	2,359
Income (loss) from continuing operations	24	586	4,352	(1,576)
Loss from discontinued operations	—	—	—	(10)
Net income (loss)	24	586	4,352	(1,586)
Less: Amounts attributable to noncontrolling interests
Net income (loss) from continuing operations	23	(8)	48	(33)
Net income (loss) attributable to common stockholders	$1	$594	$4,304	$(1,553)

Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$0.00	$0.00	$0.03	$(0.01)
Discontinued operations	$0.00	$0.00	$0.00	$(0.00)
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,960	173,960

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$24	$586	$4,352	$(1,586)
Other comprehensive income:
Unrealized gain on derivative financial instruments, net	971	5	1,847	6
Unrealized gain on derivative financial instruments of equity method investments	—	2	—	4
Total other comprehensive income	971	7	1,847	10
Comprehensive income (loss)	995	593	6,199	(1,576)
Less: Comprehensive income (loss) attributable to noncontrolling interest	23	(8)	48	(33)
Comprehensive income (loss) attributable to common stockholders	$972	$601	$6,151	$(1,543)

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

QUARTER AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

(in thousands, except per share data)

						Accumulated
	Common Stock		Capital in			Other	Total	Non-
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at March 31, 2022	173,960	$1,740	$1,516,926	$106,164	$(815,946)	$886	$809,770	$1,742	$811,512
Net income	―	―	―	1	―	―	1	23	24
Other comprehensive income	―	―	―	―	―	971	971	―	971
Cash distributions declared ($0.0256 per share)	―	―	―	―	(4,453)	―	(4,453)	―	(4,453)
Balance at June 30, 2022	$173,960	$1,740	$1,516,926	$106,165	$(820,399)	$1,857	$806,289	$1,765	$808,054

Balance at December 31, 2021	173,960	$1,740	$1,516,926	$101,861	$(811,493)	$10	$809,044	$1,717	$810,761
Net income	―	―	―	4,304	―	―	4,304	48	4,352
Other comprehensive income	―	―	―	―	―	1,847	1,847	―	1,847
Cash distributions declared ($0.0512 per share)	―	―	―	―	(8,906)	―	(8,906)	―	(8,906)
Balance at June 30, 2022	$173,960	$1,740	$1,516,926	$106,165	$(820,399)	$1,857	$806,289	$1,765	$808,054

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

QUARTER AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

(in thousands, except per share data)

							Accumulated
	Redeemable	Common Stock		Capital in			Other	Total	Non-
	Noncontrolling	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	Interest	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at March 31, 2021	$519	173,960	$1,740	$1,516,926	$122,596	$(784,773)	$(32)	$856,457	$1,208	$858,184
Net income (loss)	14	―	―	―	594	―	―	594	(22)	586
Other comprehensive income	―	―	―	―	―	―	7	7	―	7
Distributions to noncontrolling interests	(28)	―	―	―	―	―	―	―	―	(28)
Cash distributions declared ($0.0512 per share)	―	―	―	―	―	(8,906)	―	(8,906)	―	(8,906)
Reclassification of redeemable noncontrolling interest	(505)	―	―	―	―	―	―	―	505	―
Balance at June 30, 2021	$—	173,960	$1,740	$1,516,926	$123,190	$(793,679)	$(25)	$848,152	$1,691	$849,843

Balance at December 31, 2020	$572	173,960	$1,740	$1,516,926	$124,743	$(775,866)	$(35)	$867,508	$1,289	869,369
Net income (loss)	22	―	―	―	(1,553)	―	―	(1,553)	(55)	(1,586)
Other comprehensive income	―	―	―	―	―	―	10	10	―	10
Distributions to noncontrolling interest	(89)	―	―	―	―	―	―	―	(48)	(137)
Cash distributions declared ($0.1024 per share)	―	―	―	―	―	(17,813)	―	(17,813)	―	(17,813)
Reclassification of redeemable noncontrolling interest	(505)	―	―	―	―	―	―	―	505	―
Balance at June 30, 2021	$—	173,960	$1,740	$1,516,926	$123,190	$(793,679)	$(25)	$848,152	$1,691	$849,843

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net cash flows provided by operating activities – continuing operations	$24,076	$24,200
Net cash flows used in operating activities – discontinued operations	—	(7)
Net cash flows provided by operating activities	24,076	24,193
Investing activities:
Acquisition of joint venture interest, net of cash acquired	(1,134)	—
Net proceeds from sale of property	8,312	—
Capital expenditures	(8,219)	(3,948)
Other investing activities	(107)	35
Net cash used in investing activities – continuing operations	(1,148)	(3,913)
Net cash provided by investing activities – discontinued operations	—	7,402
Net cash (used in) provided by investing activities	(1,148)	3,489
Financing activities:
Distributions to stockholders	(8,906)	(17,813)
Draws on line of credit	45,000	—
Principal payments on mortgages and other notes payable	(45,628)	(5,601)
Other financing activities	(22)	(138)
Net cash flows used in financing activities	(9,556)	(23,552)
Net increase in cash and restricted cash	13,372	4,130
Cash and restricted cash at beginning of period, including assets held for sale	57,681	66,011
Cash and restricted cash at end of period, including assets held for sale	$71,053	$70,141

Supplemental disclosure of non-cash investing and financing activities:
Real estate investment properties	$29,384	$—
Intangibles	4,281	—
Mortgages and notes payable	(18,468)	—
Net assets recognized upon the change in control of the Windsor Manor Joint Venture (Note 4)	$15,197	$—

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

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

In 2017, the Company began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders. As part of executing under possible strategic alternatives, the Company’s board of directors committed to a plan to sell 70 properties, including properties comprising its MOB/Healthcare portfolio. As of December 31, 2021, the Company had successfully completed the sale of 69 properties and in April 2022, completed the sale of its last property, the Hurst Specialty Hospital for net proceeds of $8.3 million. The Company did not record a gain or loss on the sale of the property.

As of June 30, 2022, the Company’s seniors housing portfolio was geographically diversified with properties in 26 states and consisted of interests in 72 properties, including 71 seniors housing communities and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the six months ended June 30, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022. Amounts as of December 31, 2021 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

2. Summary of Significant Accounting Policies (Continued)

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

Government Grant Income — On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which provided, among other things, for the establishment of a Provider Relief Fund under the direction of the Department of Health and Human Services (“HHS”). Provider relief funds received under the CARES Act are deemed governmental grants provided that the recipient attests to and complies with certain terms and conditions. Grant income is recognized upon receipt of provider relief funds and when all the conditions of the grant have been met. During the six months ended June 30, 2022 and 2021, the Company recorded approximately $3.9 million and $0.4 million, respectively, as other income in the accompanying condensed consolidated statements of operations as all conditions of the grant had been met.

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

Reclassifications — Certain amounts in the prior years’ consolidated balance sheet have been reclassified to conform to the current year’s presentation.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

2. Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements — In Q1 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. As of June 30, 2022, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements; however, the Company will continue to assess the potential impact on its variable rate debt contracts and future hedging relationships, as applicable.

3. Revenue

The following table presents disaggregated revenue related to the Company’s resident fees and services during the quarter and six months ended June 30, 2022 and 2021:

	Quarter Ended June 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2022	2021	2022	2021	2022	2021
Independent living	2,241	2,243	$18.4	$17.0	24.8%	25.8%
Assisted living	3,098	2,960	36.7	32.1	49.4%	48.7%
Memory care	972	904	15.7	13.4	21.1%	20.3%
Other revenues	—	—	3.5	3.4	4.7%	5.2%
	6,311	6,107	$74.3	$65.9	100.0%	100.0%

	Six Months Ended June 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2022	2021	2022	2021	2022	2021
Independent living	2,241	2,243	$36.4	$34.2	24.9%	26.2%
Assisted living	3,098	2,960	72.2	63.4	49.4%	48.5%
Memory care	972	904	30.5	26.6	20.9%	20.3%
Other revenues	—	—	7.0	6.5	4.8%	5.0%
	6,311	6,107	$146.1	$130.7	100.0%	100.0%

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

4. Acquisition

As of December 31, 2021, the Company held an interest in five properties through a 75% interest in an unconsolidated joint venture (the “Windsor Manor Joint Venture”), which was accounted for as an equity method investment. Effective January 1, 2022, the Company acquired the remaining 25% interest in the Windsor Manor Joint Venture from its joint venture partner for approximately $3.3 million. As a result, the Company obtained a 100% controlling interest in the Windsor Manor Joint Venture and consolidated the Windsor Manor Joint Venture. The acquisition was accounted for as an asset acquisition. As such, no goodwill was recognized in the acquisition.

As the Company previously held an equity method investment in the Windsor Manor Joint Venture, the acquisition resulted in a gain on change of control of a joint venture of approximately $8.4 million, representing the difference between the fair market value and the carrying value of the equity method investment on the acquisition date.

The following table summarizes the fair market value of the assets and liabilities recorded as part of the acquisition, adjusted on a relative fair value basis for the difference between the consideration transferred and the fair market value of the net assets acquired, of the Windsor Manor Joint Venture as of the acquisition date (in thousands):

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

5. Real Estate Assets, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of June 30, 2022 and December 31, 2021 are as follows, excluding the one asset held for sale (in thousands):

	June 30,	December 31,
	2022	2021
Land and land improvements	$139,015	$131,257
Building and building improvements	1,519,972	1,500,208
Furniture, fixtures and equipment	105,977	101,180
Less: accumulated depreciation	(414,123)	(393,789)
Real estate investment properties, net	$1,350,841	$1,338,856

Depreciation expense on the Company’s real estate investment properties, net was approximately $13.0 million and $25.8 million for the quarter and six months ended June 30, 2022, respectively, and approximately $12.2 million and $24.7 million for the quarter and six months ended June 30, 2021, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

6. Asset Held For Sale and Discontinued Operations

In March 2022, the Company received an unsolicited offer and entered into a purchase and sale agreement for the Hurst Specialty Hospital with an unrelated third party and classified this property as held for sale as of December 31, 2021 in the accompanying condensed consolidated balance sheet. Assets held for sale consisted of real estate held for sale, net as of December 31, 2021. The Company sold this property in April 2022, received net sales proceeds of $8.3 million and did not record a gain or loss on sale for financial reporting purposes.

The sale of the Hurst Specialty Hospital did not cause a strategic shift in the Company's operations, and was not considered significant; therefore, this property did not qualify as discontinued operations. The Company did not have any properties for which it had classified the revenues and expenses as discontinued operations during the quarter and six months ended June 30, 2022.

During the six months ended June 30, 2021, the Company classified the revenues and expenses related to the Company’s acute care property sold in January 2021 as discontinued operations in the accompanying condensed consolidated statements of operations. This property was identified for sale as part of the plan to sell the MOB/Healthcare portfolio and the Company determined that the sale of these properties represented a strategic shift in the Company’s operations. The Company recorded a loss from discontinued operations of approximately $10 thousand during the six months ended June 30, 2021.

7. Variable Interest Entities

As of June 30, 2022 and December 31, 2021, the Company had two subsidiaries classified as VIEs. These subsidiaries are joint ventures in which their equity interest consists of non-substantive protective voting rights. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these subsidiaries due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying condensed consolidated financial statements. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $13.4 million as of June 30, 2022. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

8. Indebtedness

The following table provides details of the Company's indebtedness as of June 30, 2022 and December 31, 2021, (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Mortgages payable and other notes payable:
Fixed rate debt(1)	$44,440	$89,766
Variable rate debt(1)(2)(6)	18,165	—
Premium(3)	38	59
Loan costs, net	(267)	(425)
Total mortgages and other notes payable, net	62,376	89,400
Credit facilities:
Revolving Credit Facility(4)(5)(6)	133,000	88,000
Term Loan Facility(4)(6)	265,000	265,000
2021 Term Loan Facility(4)(6)	150,000	150,000
Loan costs, net related to Term Loan Facilities	(2,583)	(3,272)
Total credit facilities, net	545,417	499,728
Total indebtedness, net	$607,793	$589,128

_____________

FOOTNOTES:

(1)
As of June 30, 2022 and December 31, 2021, the Company’s mortgages and other notes payable are collateralized by seven properties, with total carrying value of approximately $92.7 million and $135.4 million, respectively.
(2)
In connection with the acquisition of the 25% interest in the Windsor Manor Joint Venture, the Company consolidated the net assets of the joint venture effective January 1, 2022, including the debt associated with the properties, at fair value. The debt collateralized by the five Windsor Manor properties pays interest at a rate of 2.50% plus 30-day LIBOR and matures in February 2024.
(3)
Premium is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(4)
As of June 30, 2022 and December 31, 2021, the Company had entered into interest rate caps with notional amounts of approximately $355.0 million.
(5)
As of June 30, 2022 and December 31, 2021, the Company had undrawn availability under the applicable revolving credit facility of approximately $80.7 million and $14.1 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.
(6)
The 30-day LIBOR was approximately 1.80% and 0.10% as of June 30, 2022 and December 31, 2021, respectively.

In June 2022, the Company refinanced secured indebtedness of approximately $44.5 million, consisting of debt collateralized by five properties, in advance of its scheduled maturity of September 2022 using available borrowings under its Revolving Credit Facility.

The Company had liquidity of approximately $146.5 million as of June 30, 2022 (consisting of cash on hand and undrawn availability under the Company's Credit Facilities). The Company has $0.7 million of scheduled payments coming due during the rest of 2022 and in May 2023, the $133 million outstanding under its Revolving Credit Facility will become due.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

8. Indebtedness (continued)

The following is a schedule of future principal payments for the Company’s total indebtedness for the remainder of 2022, each of the next four years and thereafter, in the aggregate, as of June 30, 2022 (in thousands):

2022	$664
2023	157,054
2024	452,887
2025	—
2026	—
Thereafter	—
$610,605

The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of June 30, 2022 and December 31, 2021 (in millions):

	June 30,		December 31,
	2022		2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$61.8	$62.4	$90.4	$89.4
Credit facilities, net	$548.0	$545.4	$503.0	$499.7

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

Generally, the loan agreements for the Company’s mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary events of default and remedies for the lenders. As of June 30, 2022, the Company was in compliance with all financial covenants related to its mortgage loans.

The credit facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of June 30, 2022, the Company was in compliance with all financial covenants related to its Credit Facilities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

9. Related Party Arrangements

In May 2022, the Company extended its advisory agreement with the Advisor through June 2023.

The Company paid approximately $0.03 million and $0.07 million during the quarter and six months ended June 30, 2022, respectively, and approximately $0.07 million and $0.14 million during the quarter and six months ended June 30, 2021, respectively, of cash distributions on restricted stock issued through March 2017 pursuant to the Advisor expense support agreement. These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the quarter and six months ended June 30, 2022 and 2021, and related amounts unpaid as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	Quarter Ended		Six Months Ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Reimbursable expenses:
Operating expenses (2)	$748	$720	$1,555	$1,473	$283	$214
	748	720	1,555	1,473	283	214

Investment services fee (3)	—	—	60	—	—	―
Disposition fee (4)	68	—	68	—	—	—
Asset management fees (5)	3,523	4,113	7,102	8,590	1,135	1,192
	$4,339	$4,833	$8,785	$10,063	$1,418	$1,406

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
(3)
For the six months ended June 30, 2022, the Company incurred approximately $0.1 million in investment services fees of which approximately $0.1 million, was capitalized and included in real estate assets, net in the accompanying condensed consolidated balance sheets. For the quarter and six months ended June 30, 2021, the Company did not incur any investment services fees.
(4)
Amounts are recorded as a reduction to gain on sale of real estate included in interest and other income in the accompanying condensed consolidated statements of operations. Effective May 26, 2021, the disposition fee was reduced from 1.0% to 0.80% of the gross market capitalization of the Company upon the occurrence of a listing on a national securities exchange, or of the gross consideration paid to the Company or its stockholders upon the occurrence of any other liquidity event of the Company (including the sale of the Company or a portion thereof), or of the gross sales price upon the sale or transfer of one or more of its properties.
(5)
Effective May 26, 2021, the asset management fee was reduced from 1.0% per annum to 0.80% per annum of average invested assets.

10. Equity

In March 2022, the Board approved a reduction in the quarterly distribution rate to $0.0256 per share starting with the first quarter 2022 distribution.

During the quarter and six months ended June 30, 2022, the Company declared cash distributions of approximately $4.5 million and $8.9 million, respectively. During the quarter and six months ended June 30, 2021, the Company declared cash distributions of approximately $8.9 million and $17.8 million, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

11. Income Taxes

The accompanying condensed consolidated financial statements include an interim tax provision for the quarter and six months ended June 30, 2022 and 2021. For the quarter and six months ended June 30, 2022, the Company recorded an income tax expense of approximately $0.1 million and $0.2 million, respectively. The entire amount recorded for the quarter and six months ended June 30, 2022 represents current income tax expense. For the quarter and six months ended June 30, 2021, the Company recorded an income tax benefit of approximately $1.0 million and $2.4 million, respectively. Of the amounts recorded for the quarter and six months ended June 30, 2021, approximately $1.2 million and $2.6 million, respectively, related to an increase to the Company’s net deferred tax assets primarily due to the generation of Company’s TRS’s federal and state net operating loss carryforwards, offset by approximately $(0.2) million and $(0.2) million, respectively, of current income tax expense.

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

As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period. As of June 30, 2022, the Company had one remaining promoted interest agreement with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, the developer will be entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development. The established performance metrics were not met or probable of being met as of June 30, 2022.

The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares for financial reporting purposes that were issued pursuant to the Advisor expense support agreement. Refer to Note 9. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares.

13. Subsequent Events

In July 2022, the Company entered into a purchase and sale agreement for the sale of its Fieldstone Memory Care and Fieldstone at Pear Orchard properties (the “Fieldstone Sale Agreement”) with an unrelated third party buyer for a gross sales price of $29.5 million, subject to certain pro-rations and other adjustments as described in the Fieldstone Sale Agreement. These properties were not classified as held for sale as of June 30, 2022 as management had not committed to a sale of the properties as of that date. The Company completed the sale of these two properties in August 2022 (the “Fieldstone Sale”) and net sales proceeds from the Fieldstone Sale exceeded the net carrying value of the properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2022 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “may,” “will,” “seeks,” “should,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

For further information regarding risks and uncertainties associated with the Company’s business and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s reports filed from time to time with the SEC, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual reports on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com. One of the most significant factors is the ongoing and potential impact of the current outbreak of the COVID-19 pandemic on the economy and the broader financial markets, which may have a significant negative impact on the Company’s financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic in the third quarter of 2022 or thereafter.

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

Introduction

The following discussion is based on the condensed consolidated financial statements as of June 30, 2022 (unaudited) and December 31, 2021. Amounts as of December 31, 2021 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of June 30, 2022, our seniors housing investment portfolio consisted of interests in 72 properties, consisting of a geographically diversified portfolio of 71 seniors housing communities and one vacant land parcel. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities. Five of our 71 seniors housing properties were previously owned through an unconsolidated joint venture and became wholly-owned effective January 1, 2022.

Market Conditions

During the last half of 2021, we continued to experience the operational impacts of a challenging labor market. Labor costs increased at an accelerated rate during the last half of 2021 due to increases throughout all wage classifications within our communities and an increased focus on attracting and retaining staff at our communities. The “great resignation” resulted in an increase in the number of vacant positions at our communities and COVID-19 staff infections contributed to staff absences due to quarantine requirements under CDC guidelines. These factors led to an increase in the usage of temporary agency labor which led to incremental, measurable labor costs beginning in the middle of 2021. During 2022, we have begun to slowly reduce our reliance on agency labor as a result of hiring and filling some of the vacant staff roles as well as a decline in absences from lower COVID staff infections and more relaxed CDC quarantine requirements. However, we expect that historically low unemployment rates, wage pressures, overtime pay and continued reliance on temporary agency labor will result in higher labor costs and lower NOI margins during the rest of 2022.

During 2021, we began to experience the impact of higher inflation levels in the form of higher food costs and virtually all other operating expenses. This has contributed and continues to contribute to property NOI margin compressions in our managed seniors housing communities. We anticipate that operating expenses will continue to increase which will result in continued operating margin compressions during the remainder of 2022.

Macro-economic and geo political events around the globe have contributed to volatile credit markets. As part of its effort to reduce the rising levels of inflation, the Federal Reserve enacted several interest rate hikes during 2022 and projects additional rate increases during the rest of 2022. The interest rate increases to date and any further interest rate increases during 2022 will contribute to higher interest expense on our variable rate debt. We have purchased interest rate caps for interest rate protection on a portion of our unhedged variable rate debt and continue to monitor opportunities to further protect the remaining variable rate debt.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic around the globe. Throughout 2020 and 2021, we operated our communities through the disruptions and uncertainties of the pandemic, including disruptions from new variants of the virus. Average occupancy began to decline at the onset of the pandemic starting in the second half of March 2020 and trended lower through February 2021. Starting in March 2021, we began to experience small occupancy gains each month as vaccines became available and regulatory move-in restrictions were lifted or relaxed. The positive marginal occupancy gains have continued through 2022 and have resulted in increases in resident fees and revenues. Absent the arrival of a new variant of the virus, we anticipate continued marginal occupancy improvements each month during the year ending December 31, 2022.

As of June 30, 2022, our 71 seniors housing communities were located throughout the United States in 26 states, and had a population of nearly 7,000 residents and approximately 4,700 community-level staff.

Of our 71 senior housing communities, we owned 15 properties (leased to two separate third party tenants under triple-net leases (“NNN”), and the remaining 56 properties were managed through third party operators. In December 2021, we provided a second round of rent relief in the form of a $1.4 million rent deferral agreement with a tenant that leases two properties under NNN leases. We did not grant any rent concessions as part of any rent deferral provided to this tenant. As of August 11, 2022, we had deferred $1.4 million in rents under the second rent deferral agreement and had collected all other amounts due in accordance with the terms of the tenant's lease agreements. As of August 11, 2022, had collected 100% of all rental amounts due under the lease agreements related to 13 seniors housing properties leased to our other tenant under NNN leases.

Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which provided, among other things, for the establishment of a Provider Relief Fund under the direction of the Department of Health and Human Services (“HHS”). During the six months ended June 30, 2022 and 2021, we received provider relief funds under the CARES Act, which are deemed governmental grants provided that the recipient attests to and complies with certain terms and conditions, and we recorded approximately $3.9 million and $0.4 million, as other income in the accompanying condensed consolidated statements of operations as all conditions of the grant had been met.

We believe we have taken appropriate actions to manage through the COVID-19 pandemic. Although more normalized activities have resumed, we maintain focus on improving occupancy at the communities which will lead to a positive impact on our financial condition, results of operations and cash flows.

Possible Strategic Alternatives

In 2017, we began evaluating possible strategic alternatives to provide liquidity to our stockholders. In April 2018, our board of directors formed a special committee consisting solely of our independent directors (“Special Committee”) to consider possible strategic alternatives, including, but not limited to: (i) the listing of our or one of our subsidiaries’ common stock on a national securities exchange; (ii) an orderly disposition of our assets or one or more of our asset classes and the distribution of the net sale proceeds thereof to our stockholders; and (iii) a potential business combination or other transaction with a third party or parties that provides our stockholders with cash and/or securities of a publicly traded company (collectively, among other options, “Possible Strategic Alternatives”). Since 2018, the Special Committee has engaged KeyBanc Capital Markets Inc. to act as its financial advisor in connection with exploring our Possible Strategic Alternatives.

In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018. In addition, as part of executing on Possible Strategic Alternatives, our board of directors committed to a plan to sell 70 properties which included medical office buildings, post-acute care facilities and acute care hospitals across the US), collectively (the “MOB/Healthcare Portfolio”) plus several skilled nursing facilities. Through December 31, 2021, we sold 69 properties, received net sales proceeds of approximately $1.4497 billion and used the net sales proceeds to: (1) repay indebtedness secured by the properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution in May 2019 of approximately $347.9 million (or $2.00 per share) to our stockholders and (4) retained net sales proceeds for other corporate purposes, because we were focused on maintaining balance sheet strength and liquidity during COVID-19 to enhance financial flexibility. In March 2022, we entered into a purchase and sale agreement for the last property in our MOB/Healthcare Portfolio, the Hurst Specialty Hospital, with an unrelated third party and in April 2022, sold it and received net sales proceeds of $8.3 million.

During the year ended December 31, 2020, we shifted our focus away from the pursuit of larger strategic alternatives to provide further liquidity to our stockholders due to the market and industry disruptions in the seniors housing sector from COVID-19. However, our Special Committee continued working and continues to work with our financial advisor to carefully study market data and pursue potential options to determine suitable liquidity alternatives that are in the best interests of all of our stockholders.

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

Portfolio Overview

As of June 30, 2022, our healthcare investment portfolio consisted of interests in 72 properties, comprising 71 seniors housing communities and one vacant land parcel. We completed the sale of two seniors housing managed properties in August 2022.

We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of August 11, 2022:

The following table summarizes our seniors housing investment portfolio by investment structure as of August 11, 2022:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	17.8%
Seniors housing managed (2)	54	1,427.6	82.1%
Vacant land	1	1.1	0.1%
	70	$1,739.7	100.0%

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

Significant Tenants and Operators

Our real estate portfolio of 69 seniors housing properties is operated by a mix of national or regional operators and the following represent the significant tenants and operators that lease or manage 10% or more of our rentable space as of August 11, 2022, excluding the vacant land parcel:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	77.5%	2025
Wellmore, LLC	2	366	22.5%	2031-2032
	15	1,627	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	30.8%	2023-2024
Prestige Senior Living, LLC	13	895	14.2%	2023-2024
Morningstar Senior Management, LLC	4	834	13.2%	2023
Other operators (1)	30	2,645	41.8%	2022-2029
	54	6,322	100.0%

_________________

FOOTNOTE:

(1)
Comprised of various operators each of which comprise less than 10% of our consolidated rentable square footage.

Tenant Lease Expirations

As of June 30, 2022, we owned 15 seniors housing properties that were leased to third party tenants under triple-net operating leases. During the six months ended June 30, 2022, our rental income from continuing operations represented approximately 8.5% of our total revenues from continuing operations.

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

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2022, each of the next nine years and thereafter on our consolidated seniors housing portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of properties and percentages):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2022	—	—	$—	—
2023	—	—	—	—
2024	—	—	—	—
2025	13	1,261	17,864	68.7%
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
2031	1	137	3,497	13.4%
Thereafter	1	229	4,653	17.9%
Total	15	1,627	$26,014	100.0%

Weighted Average Remaining Lease Term: (3)			5.2 years

_________________

FOOTNOTES:

(1)
Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)
Represents the current base rent, excluding tenant reimbursements and the impact of future rent increases included in leases, multiplied by 12 and included in the year of expiration.
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

Despite the marginal increases in occupancy beginning in March 2021 as described above in “COVID-19”, we began to experience and we continue to experience higher than anticipated compression in property level NOI margins due to increases in operating expenses. Labor costs increased due to increased wages in a tight labor market and due to increases in usage of agency temporary personnel to fill vacancies. The impact of rising inflation levels surfaced in the form of higher food costs and other operating expenses, which also contributed to margin compressions. We have begun implementing rate increases at our properties effective with renewals in 2022 which have resulted and will result in an increase in revenues. We anticipate that the rental rate increases will contribute favorably to operating margins. However, we anticipate incurring increases in labor costs and operating expenses which will result in continued operating margin compressions during the remainder of the year ending December 31, 2022.

As of June 30, 2022, we had approximately $146.5 million of liquidity (consisting of $65.8 million cash on hand and $80.7 million undrawn availability under the Revolving Credit Facility). We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we continue to recover from the disruptions in occupancy from COVID-19, continue to navigate through rising labor costs during a tight labor market, increased operating expenses from the rise in inflation levels and the increase in interest costs from a rising interest rate environment. The extent of the continued impact of COVID-19, a tight labor market, inflation, the volatility in the credit markets and a rising interest rate environment on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at the current time as it depends on the timing and speed of economic recovery.

We have pledged certain of our properties in connection with our borrowings and may continue to strategically leverage our real estate and use debt financing as a means of providing additional funds for the payment of distributions to stockholders, working capital and for other corporate purposes. Our ability to increase our borrowings could be adversely affected by credit market conditions, inflation and rising interest rates, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate. We may also be negatively impacted by rising interest rates on our unhedged variable rate debt or the timing of when we seek to refinance existing debt. In addition, we continue to monitor the credit markets and continue to evaluate the need for additional interest rate protection in the form of interest rate swaps or caps on unhedged variable rate debt.

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

Sources of Liquidity and Capital Resources

Proceeds from Sale of Real Estate – Continuing Operations

During the six months ended June 30, 2022, we closed on the sale of the Hurst Specialty Hospital and received net sales proceeds of approximately $8.3 million. During the six months ended June 30, 2021, we did not sell any properties from continuing operations. As described in Note 13. “Subsequent Events”, in July 2022, we entered into a purchase and sale agreement for the sale of two seniors housing communities with an unrelated third party buyer for a gross sales price of $29.5 million. We completed the sale of these two properties in August 2022 and will use the net sales proceeds for corporate purposes.

Proceeds from Sale of Real Estate – Discontinued Operations

As part of executing under our Possible Strategic Alternatives, during the six months ended June 30, 2021, we closed on the sale of one acute care property and received net sales proceeds of approximately $7.4 million. During the six months ended June 30, 2022, we did not sell any properties classified as discontinued operations.

Borrowings

In June 2022, we borrowed $45.0 million from our Revolving Credit Facility to refinance approximately $44.5 million of secured indebtedness in advance of its September 2022 maturity. There were no borrowings during the six months ended June 30, 2021. See “Liquidity and Capital Resources – Uses of Liquidity and Capital Resources – Debt Repayments” below for additional information regarding debt repayments during the six months ended June 30, 2022.

We may borrow money to fund enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities to the extent impacted by compressed property NOI margins from rising labor and inflationary pressures on other operating expenses and an increased interest rate environment.

Net Cash Provided by Operating Activities – Continuing Operations

Cash flows from operating activities for the six months ended June 30, 2022 and 2021 were approximately $24.1 million and $24.2 million, respectively. The change in cash flows from operating activities for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily the result of the following:

•
a decline in property net operating income (“NOI”) margins, related to our seniors housing properties due to higher labor costs during a tight labor market and increased operating expenses from rising levels of inflation; and
•
unfavorable changes in operating assets and liabilities across periods; partially offset by
•
$3.9 million received in provider relief funds under the CARES Act;
•
lower interest payments resulting from lower weighted average cost of debt due to the refinancing of secured indebtedness with our unsecured Credit Facilities in October 2021 (partially offset by a rising interest rate environment); and

•
a decline in asset management fees to the Advisor lowering the AUM fee in May 2021 from 1% per annum to 0.8% per annum as part of the annual Advisory agreement renewal.

Lease Renewals and Extensions

We entered into new leases covering five of our properties that expired in February 2022. The new leases with the same tenant commenced in February 2022 and will expire in February 2025. We do not have any leases expiring until 2025.

Tenant Financial Difficulties

The tenant of the Hurst Specialty property had experienced financial difficulties and we recorded rental income on a cash basis for this tenant because we previously assessed that collectability of lease payments was not probable. During the six months ended June 30, 2021, we collected $0.5 million in rental amounts from the tenant and we paid real estate taxes related to the Hurst Specialty Hospital of approximately $0.2 million which were not reimbursed by the tenant. We did not collect any rental income and we did not pay any real estate taxes during the six months ended June 30, 2022. We sold our Hurst Specialty Hospital in April 2022.

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

Capital Expenditures

We paid approximately $8.2 million and $3.9 million in capital expenditures during the six months ended June 30, 2022 and 2021, respectively. We have increased our investment in capital improvements to maintain and improve our properties.

Debt Repayments

During the six months ended June 30, 2022, we paid approximately $45.6 million, which included $1.1 million of scheduled repayments on our mortgages and other notes payable and the June 2022 refinance of approximately $44.5 million of secured indebtedness, consisting of debt collateralized by five properties, in advance of its scheduled maturity of September 2022. We added the five properties to the borrowing base of our unsecured Credit Facilities and used $45.0 million from amounts available under the Revolving Credit Facility to repay our secured indebtedness. During the six months ended June 30, 2021, we paid approximately $5.6 million of scheduled repayments on our mortgages and other notes payable.

The following is a schedule of future principal payments for our total indebtedness for the remainder of 2022, each of the next four years and thereafter, in the aggregate, as of June 30, 2022 (in thousands) and reflects the $18 million of indebtedness relating to the Windsor Manor Joint Venture in which we own a 100% controlling interest effective as of January 1, 2022:

2022	$664
2023	157,054
2024	452,887
2025	—
2026	—
Thereafter	—
$610,605

As of June 30, 2022, we had approximately $146.5 million of liquidity (consisting of $65.8 million of cash on hand and $80.7 million available under the Revolving Credit Facility) and were well positioned to manage our near-term debt maturities. We have $0.7 million of scheduled payments coming due during the rest of 2022 and in May 2023, the $133 million outstanding under our Revolving Credit Facility will become due. We plan to exercise the one-year extension option which will extend the maturity date to May 2024. We also have a mortgage note of approximately $22.6 million maturing in June 2023, collateralized by one property. Options for this maturing debt include but are not limited to, refinancing the facility with the existing lender or another lending institution as a secured loan facility, liquidating the property to satisfy the obligation, or adding the property to our existing Credit Facilities and repaying the balance with a draw on the Revolving Credit Facility. We will begin discussions with our lender later in 2022 about repayment or refinancing options upon maturity.

On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis. As of June 30, 2022 and December 31, 2021, we had aggregate debt leverage ratios of approximately 32.0% and 31.8%, respectively, of the aggregate carrying value of our assets.

Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary performance criteria and remedies for the lenders. As of June 30, 2022, we were in compliance with all financial covenants related to our mortgage loans.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the credit facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the credit facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of June 30, 2022, we were in compliance with all financial covenants related to our Credit Facilities.

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

In March 2022, our board of directors reduced our quarterly distributions to $0.0256 per share effective with the first quarter 2022 distribution. The decrease in the quarterly distribution rate was the result of various factors including, without limitation, the continued COVID-19 impact on industry performance, inflation rates and volatility in the credit markets. Our management team and our board of directors will continue to monitor our results of operations and operating cash flows, as well as our strategic alternatives process and make no assurances regarding future quarterly cash distributions.

The following table represents total cash distributions declared, distributions reinvested and cash distributions per share for the quarter and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2022 Quarters
First(3)	$0.02560	$4,453	$8,236
Second	0.02560	4,453	15,840
Total	$0.05120	$8,906	$24,076

2021 Quarters
First	$0.05120	$8,907	$12,633
Second	0.05120	8,906	11,560
Total	$0.10240	$17,813	$24,193

_________________

FOOTNOTES:

(1)
For the six months ended June 30, 2022 and 2021, our net income (loss) attributable to common stockholders was approximately $4.3 million and $(1.6) million, respectively, while cash distributions declared were approximately $8.9 million and $17.8 million, respectively. For each of the six months ended June 30, 2022 and 2021, 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.
(2)
Amounts herein include cash flows from discontinued operations. Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)
In March 2022, the Board approved a reduction in the distribution rate to $0.0256 per share starting with the first quarter 2022 distribution.

Results of Operations

Except for the impact of lower occupancy from the COVID-19 pandemic, rising labor costs, rising inflation levels and a rising interest rate environment, we are not aware of other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the operation of properties, other than those referred to in the risk factors identified in “Part II, Item 1A” of this report and the “Risk Factors” section of our Annual Report.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

Quarter and six months ended June 30, 2022 as compared to the quarter and six months ended June 30, 2021

As of June 30, 2022, excluding our vacant land and including the five properties consolidated from the Windsor Manor Joint Venture effective January 1, 2022, we owned 71 consolidated operating investment properties and owned 67 properties as of June 30, 2021.

	Investment count as of June 30,
Consolidated operating investment types:	2022	2021
Seniors housing leased	15	15
Seniors housing managed	56	51
Acute care leased	—	1
	71	67

Rental Income and Related Revenues. Rental income and related revenues were approximately $6.7 million and $13.6 million and for the quarter and six months ended June 30, 2022, respectively, as compared to approximately $7.5 million and $14.7 million for the quarter and six months ended June 30, 2021, respectively. The decrease in revenue during the quarter and six months ended June 30, 2022 as compared to the quarter and six months ended June 30, 2021 was primarily due to reduced rent related to new leases at five seniors housing properties, as well as the sale of Hurst Specialty Hospital in April 2022. Rental income and related revenues will be lower going forward, as compared to the previous period, due to the reduced rent relating to the five seniors housing properties and the sale of the Hurst Specialty Hospital.

Resident Fees and Services. Resident fees and services income was approximately $74.3 million and $146.1 million for the quarter and six months ended June 30, 2022, respectively, as compared to approximately $65.9 million and $130.7 million for the quarter and six months ended June 30, 2021, respectively. The increase in revenue during the quarter and six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to an increase in average occupancy and increases in rates charged to our residents. Average occupancy was lower during the six months ended June 30, 2021 due to move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19. The increase in resident fees and services was also partially due to the acquisition of the remaining 25% interest in the Windsor Manor Joint Venture and the subsequent consolidation of the Windsor Manor revenues effective January 1, 2022. Refer to Note 4. “Acquisition” for additional information.

Property Operating Expenses. Property operating expenses were approximately $56.5 million and $111.9 million for the quarter and six months ended June 30, 2022, respectively, as compared to approximately $47.3 million and $95.2 million for the quarter and six months ended June 30, 2021, respectively. Property operating expenses increased during the quarter and six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to increased labor costs driven by higher wages and usage of agency labor in a tight labor market and an increase in operating expenses due to inflation. In addition, property operating expense were higher during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to an increase in average occupancy as well as the consolidation of our Windsor Manor expenses, as described above.

General and Administrative Expenses. General and administrative expenses were approximately $2.4 million and $5.1 million for the quarter and six months ended June 30, 2022, respectively, as compared to approximately $2.3 million and $4.5 million for the quarter and six months ended June 30, 2021, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, accounting and legal fees, and board of director fees.

Asset Management Fees. We incurred asset management fees of approximately $3.5 million and $7.1 million for the quarter and six months ended June 30, 2022, respectively, as compared to approximately $4.1 million and $8.6 million for the quarter and six months ended June 30, 2021, respectively. Asset management fees are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments. Asset management fees decreased during the quarter and six months ended June 30, 2022 as compared to the quarter and six months ended June 30, 2021, primarily due to a reduction in our asset management fee from 1.0% per annum to 0.80% per annum of average invested assets, which became effective in May 2021.

Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $3.8 million and $7.3 million for the quarter and six months ended June 30, 2022, respectively, as compared to approximately $3.1 million and $6.2 million for the quarter and six months ended June 30, 2021, respectively. The property management fees are based on a percentage of revenues under the property management agreement and the increase across periods is reflective of the increase in average occupancy and resident fees and service revenue over the same period as described above.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $13.9 million and $27.5 million for the quarter and six months ended June 30, 2022, respectively, as compared to approximately $12.3 million and $24.9 million for the quarter and six months ended June 30, 2021, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The increase is primarily due to investing approximately $18 million dollars in capital improvements to maintain and improve our properties subsequent to June 30, 2021, and to a lesser extent, due to the consolidation of the Windsor Manor assets effective January 1, 2022.

Interest and Other Income. Interest and other income were approximately $4.0 million for each of the quarter and six months ended June 30, 2022, as compared to approximately $0.4 million for each of the quarter and six months ended June 30, 2021. Other income includes approximately $3.9 million during each of the quarter and six months ended June 30, 2022, and $0.4 million during each of the quarter and six months ended June 30, 2021 in CARES Act provider relief funds recorded as conditions of the grant were met. Refer to Note 2. “Summary of Significant Accounting Policies - Government Income” for additional information.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $4.7 million and $8.6 million for the quarter and six months ended June 30, 2022, respectively, as compared to approximately $5.3 million and $10.5 million for the quarter and six months ended June 30, 2021, respectively. The decrease in interest expense and loan cost amortization was primarily due to the reduction in weighted average cost of debt as a result of refinancing approximately $238.0 million of secured indebtedness in October 2021 with proceeds from our unsecured Credit Facilities, partially offset by the increase in LIBOR rates year over year.

Gain on Change of Control of a Joint Venture. As described above in Note 4. “Acquisition,” six months ended June 30, 2022, we recognized a gain of approximately $8.4 million as part of acquiring the remaining 25% interest in the Windsor Manor Joint Venture from our joint venture partner, resulting in us owning a 100% controlling interest in the Windsor Manor Joint Venture and derecognizing our equity method investment in the Windsor Manor Joint Venture. We did not record such gains during the quarter and six months ended June 30, 2021.

Income Tax (Expense) Benefit. We incurred income tax (expense) benefit of approximately $(0.1) million and $(0.2) million during the quarter and six months ended June 30, 2022, respectively, and $1.0 million and $2.4 million during the quarter and six months ended June 30, 2021, respectively. The increase in income tax expense during the quarter and six months ended June 30, 2022, as compared to the six months ended June 30, 2021, is primarily attributable to the increase in valuation allowance against the Company’s deferred tax assets.

Net Operating Income

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI. We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties. We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time. In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented. Non-same-store NOI includes NOI from the acquisition of the remaining 25% interest in the Windsor Manor Joint Venture effective January 1, 2022 and the subsequent transition of the Windsor Manor properties from unconsolidated to consolidated, as we did not consolidate those properties during the entirety of all periods presented. Non-same-store NOI also includes NOI from the Hurst Specialty Hospital that was sold in April 2022, as we did not own the property during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the quarter and six months ended June 30, 2022 and 2021 (in thousands) and the amount invested in properties as of June 30, 2022 and 2021 (in millions), excluding one property classified as discontinued operations:

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Net income (loss)	$24	$586			$4,352	$(1,586)
Adjusted to exclude:
General and administrative expenses	2,441	2,271			5,072	4,519
Asset management fees	3,523	4,114			7,102	8,583
Depreciation and amortization	13,891	12,307			27,533	24,944
Other expenses (income)	750	4,612			(3,768)	9,914
Income tax expense (benefit)	65	(1,023)			150	(2,359)
Loss from discontinued operations	—	—			—	10
NOI	$20,694	$22,867	$(2,173)	(9.5)%	$40,441	$44,025	$(3,584)	(8.1)%
Less: Non-same-store NOI	662	347			1,023	820
Same-store NOI	$20,032	$22,520	$(2,488)	(11.0)%	$39,418	$43,205	$(3,787)	(8.8)%
Invested in operating properties, end of period (in millions)	$1,765	$1,768			$1,765	$1,768

Overall, our same-store NOI for the quarter and six months ended June 30, 2022 decreased by approximately $2.5 million and $3.8 million, respectively, as compared to the quarter and six months ended June 30, 2021. Same store NOI was negatively impacted by increased property operating expenses as a result of increased labor costs in a tight labor market and increased operating costs from rising inflation levels.

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

The following table presents a reconciliation of net income to FFO and MFFO for the quarter and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$1	$594	$4,304	$(1,553)
Adjustments:
Depreciation and amortization	13,891	12,307	27,533	24,944
Gain on change of control of a joint venture(1)	—	—	(8,376)	—
FFO adjustments attributable to noncontrolling interests	(34)	(48)	(69)	(95)
FFO adjustments from unconsolidated entities(2)	—	116	—	296
FFO attributable to common stockholders	13,858	12,969	23,392	23,592
Straight-line rent adjustments(3)	169	297	520	729
Amortization of premium for debt investments	(11)	(11)	(21)	(21)
Realized loss on extinguishment of debt: (4)	28	—	28	—
MFFO adjustments attributable to noncontrolling interests	(1)	—	(10)	(7)
MFFO attributable to common stockholders	$14,043	$13,255	$23,909	$24,293
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,960	173,960
Net (loss) income per share (basic and diluted)	$0.00	$0.00	$0.02	$(0.01)
FFO per share (basic and diluted)	$0.08	$0.07	$0.13	$0.14
MFFO per share (basic and diluted)	$0.08	$0.08	$0.14	$0.14

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
(4)
Management believes that adjusting for the realized loss on the extinguishment of debt, hedges or other derivatives is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.

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

The following is a schedule as of June 30, 2022 of our fixed and variable rate debt maturities for the remainder of 2022, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2022	2023 (1)	2024	2025	2026	Thereafter	Total	Fair Value (2)
Fixed rate debt	$358	$23,407	$20,675	$—	$—	$—	$44,440	$44,000
Weighted average interest rate on fixed rate debt	4.51%	4.65%	3.25%	—	—	—	4.00%
Variable rate debt	$306	$133,647	$432,212	$—	$—	$—	$566,165	$566,000
Average interest rate on variable rate debt	1.55% + LIBOR	1.55% + LIBOR	1.55% + LIBOR	—	—	—	1.55% + LIBOR

_____________

FOOTNOTE:

(1)
The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2022. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to LIBOR rates as of June 30, 2022, considering the impact of our interest rate caps, would increase interest expense approximately $0.6 million and $1.3 million for the quarter and six months ended June 30, 2022. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels.

As of June 30, 2022, the Company’s debt is comprised of approximately 7.3% in fixed rate debt, approximately 58.1% in variable rate debt with current interest rate protection and approximately 34.6% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our Term Loan Facility. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities – None

Issuer Purchases of Equity Securities – None

Secondary Sales of Registered Shares between Investors

During the six months ended June 30, 2022 and 2021, there were approximately 627,000 shares and 305,000 shares transferred between investors, respectively, at an average sales price per share of approximately $4.65 and $3.99, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosure – Not Applicable

Item 5. Other Information – None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101

The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of August 2022.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)