Form 10-K
period 2022-12-31
CNL Healthcare Properties, Inc.
filed 2023-03-10
CIK 1496454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is currently no established public market for the registrant’s shares of common stock. Based on the Company’s $7.37 net asset value (“NAV”) per share as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $1.3 billion.
The number of shares of common stock of the registrant outstanding as of March 8, 2023 was 173,960,540.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
STATEMENT REGARDING FORWARD LOOKING INFORMATION
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could,” the negative of such terms and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share NAV of the Company’s common stock, macroeconomic conditions including inflation and rising interest rates, the ongoing impact of the COVID-19 pandemic and the related recovery, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
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
Advisor and Property Manager
We are externally managed and advised by CNL Healthcare Corp. (“Advisor”), an affiliate of CNL Financial Group, LLC (“Sponsor”). The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”). Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives and dispositions on our behalf pursuant to an advisory agreement. In May 2022, we extended the advisory agreement with our Advisor through June 2023. For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data – Note 12. Related Party Arrangements.”
Seniors Housing Investment Focus and Strategy
As of December 31, 2022, our investment portfolio consisted of interests in 70 properties, comprised of 69 seniors housing communities and one vacant land parcel. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities. Our strategy is to manage our seniors housing portfolio in a way that will allow us to provide stockholders with cash distributions; preserve, protect and return stockholders’ invested capital; and explore liquidity opportunities. We had previously invested in 70 properties consisting of 63 medical office buildings, acute care and post-acute care properties and seven skilled nursing facilities. As part of executing under Possible Strategic Alternatives, we sold 69 of these properties between April 2019 and January 2021, and completed the sale of the last property in 2022. The exploration of liquidity opportunities, such as the sale of either the Company or our assets, a potential merger, or the listing of our common shares on a national securities exchange, as further described below under “Possible Strategic Alternatives.”
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
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic around the globe and we operated our communities through the disruptions and uncertainties of the pandemic, including disruptions from new variants of the virus during 2021. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19” for further discussions on the impact of the COVID-19 pandemic on our financial position and results of operations.

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
In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018. In addition, as part of executing on Possible Strategic Alternatives, our board of directors committed to a plan to sell 70 properties which included medical office buildings, post-acute care facilities and acute care hospitals across the US, collectively (the “MOB/Healthcare Portfolio”) plus several skilled nursing facilities. Through December 31, 2021, we sold 69 properties, received net sales proceeds of approximately $1.4497 billion and used the net sales proceeds to: (1) repay indebtedness secured by the properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution in May 2019 of approximately $347.9 million (or $2.00 per share) to our stockholders and (4) retained net sales proceeds for other corporate purposes, because we were focused on maintaining balance sheet strength and liquidity during COVID-19 to enhance financial flexibility. In April 2022, we sold the last property, the Hurst Specialty Hospital, to an unrelated third party, received net sales proceeds of approximately $8.3 million and retained these net sales proceeds to continue our focus to maintain a strong balance sheet and liquidity.
During the COVID-19 pandemic, we shifted our focus away from the pursuit of larger strategic alternatives to provide further liquidity to our stockholders due to the market and industry disruptions in the seniors housing sector from COVID-19. However, our Special Committee continued working and continues to work with our financial advisor to carefully study market data. We remain fully committed to our readiness, active study and pursuit of additional strategic opportunities to provide incremental liquidity to our stockholders as the economic and transactional environments permit.
Portfolio Overview
We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate assets and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of March 8, 2023:

The following table summarizes our remaining healthcare portfolio by asset class and investment structure as of March 8, 2023:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	17.8%
Seniors housing managed (2)	54	1,427.6	82.1%
Vacant land	1	1.1	0.1%
	70	$1,739.7	100.0%
_______________
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
Dispositions
The determination of when a particular investment should be sold or otherwise disposed of may be made after considering all relevant factors, including overall strategic alternatives, tax considerations as well as prevailing and projected economic and market conditions (including whether the value of the property or other investment is anticipated to decline substantially). The net proceeds, after payment of debt, received from any disposition may be retained for corporate purposes or distributed to stockholders. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dispositions.
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

Distributions
In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. While we generally expect to pay distributions from cash flows provided by operating activities, we have covered, and may in the future cover, periodic shortfalls between distributions paid and cash flows provided by operating activities from other sources; such as from cash flows provided by financing activities (“Other Sources”), a component of which could include borrowings, whether collateralized by our properties or unsecured, or net sales proceeds from the sale of real estate. We have not established any limit on the extent to which we may use borrowings to pay distributions, and there is no assurance we will be able to sustain distributions at any level. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a table that presents total regular and special cash distributions declared and issued, and cash flows provided by operating activities for each quarter in the years ended December 31, 2022 and 2021.
Borrowings
We have borrowed funds to acquire properties, to make loans and other permitted investments and to pay certain related fees. We may borrow money, whether collateralized by our assets or unsecured, to pay distributions to stockholders, for working capital and/or for other corporate purposes. We are subject to certain customary covenants and limitations in connection with our borrowings. The aggregate amount of long-term financing is not expected to exceed 60% of the carrying value of our total assets on an annual basis.
There is no limitation on the amount we can borrow. Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Sources of Liquidity and Capital Resources–Borrowings” for further discussions of our borrowings, repayments and aggregate debt leverage ratios.
Competition
Our tenants and operators compete with other properties that provide comparable services in their local markets. Tenants and operators compete for residents based on a variety of factors including, but not limited to: quality of care, reputation, location, service offerings, staff and price. Throughout the COVID-19 pandemic, seniors housing operators have experienced broad-based occupancy declines and as a result, we expect competition to continue in 2023 and beyond as operators attempt to fill unoccupied units.
Human Capital
We are externally managed and as such we do not have any employees. All of our executive officers are employees of the Advisor or one of its affiliates. We do not directly compensate our executive officers for services rendered to us.
Government Regulations
Our business is subject to various federal, state and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, healthcare regulatory matters, environmental regulations, and zoning regulations and land use controls. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently. We did not make any material capital expenditures in connection with these regulations during the year ended December 31, 2022 and we do not expect that we will be required to make any such material capital expenditures during 2023.

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
Environmental Regulations
As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel, oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. Even with respect to properties that we do not operate or manage, we may be held liable, primarily or jointly and severally, for costs relating to the investigation and clean-up of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release.
Under the terms of our lease and management agreements, we generally have a right to indemnification by the tenants or operators of our properties for any contamination caused by them. However, we cannot assure you that our tenants or operators will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any such inability or unwillingness to do so may require us to satisfy the underlying environmental claims.
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

Taxation
The following summary of the U.S. federal income taxation of the Company and the material U.S. federal income tax consequences to the holders of our equity securities is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding our securities as part of a hedging, integrated conversion, or constructive sale transaction or a straddle, persons subject to special tax accounting rules under Section 451(b) of the Code (as hereinafter defined), persons subject to alternative minimum tax, traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and foreign corporations and persons who are not citizens or residents of the U.S.).
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
Any net operating losses (“NOLs”), foreign tax credits and other tax attributes generally do not pass through to our stockholders, subject to special rules for certain items such as the capital gains that we recognize.
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
Even if we qualify for taxation as a REIT, however, we will be subject to U.S. federal income taxation as follows:
•We will be taxed at the regular corporate rate on our undistributed taxable income, including undistributed net capital gains.
•If we have net gain for tax purposes from prohibited transactions (which are, in general, sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business), such gain will be subject to a 100% tax.
•If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on gain from a sale of that property (if the sale would otherwise constitute a prohibited transaction), but the income from the sale or operation of the property may be subject to corporate income tax at the highest applicable rate.
•If we should fail to satisfy the asset test other than certain de minimis violations or other requirements applicable to REITs, as described below, yet nonetheless maintain our qualification as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to an excise tax. In that case, the amount of the tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the assets in question multiplied by the highest corporate tax rate if that amount exceeds $50,000 per failure.
•If we fail to satisfy either of the 75% or the 95% income tests (discussed below) but have nonetheless maintained our qualification as a REIT because certain conditions have been met, we will be subject to a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.
•If we fail to distribute during each year at least the sum of (i) 85% of our REIT ordinary income for the year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, then we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (A) the amounts actually distributed, plus (B) retained amounts on which corporate level tax is paid by us.
•We may elect to retain and pay tax on our net long-term capital gains. In that case, a U.S. stockholder would be taxed on its proportionate share of our undistributed long-term capital gains and would receive a credit or refund for its proportionate share of the tax we paid.

•If we acquire an appreciated asset from a C corporation that is not a REIT (i.e., a corporation generally subject to corporate level tax) in a transaction in which the C corporation would not normally be required to recognize any gain or loss on disposition of the asset and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then a portion of the gain may be subject to tax at the regular corporate rate, unless the C corporation made an election to treat the asset as if it were sold for its fair market value at the time of our acquisition of such asset. We will also be required to distribute prior non-REIT earnings and profits (“E&P”).
•We may be required to pay monetary penalties to the U.S. Internal Revenue Service (“IRS”) in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s stockholders.
•The earnings of our TRSs are subject to U.S. federal corporate income tax. In addition, a 100% excise tax will be imposed on the REIT and a corporate level tax on the TRS for transactions between a TRS and the REIT that are deemed not to be conducted on an arm’s length basis.
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
Operational Requirements — Gross Income Tests. To maintain our qualification as a REIT, we must satisfy annually two gross income requirements:
•At least 75% of our gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property and from other specified sources, including qualified temporary investment income, as described below. Gross income includes “rents from real property” (as defined in the Code) and, in some circumstances, interest, but excludes gross income from dispositions of property held primarily for sale to customers in the ordinary course of a trade or business. These dispositions are referred to as “prohibited transactions.” This is the “75% Income Test.”
•At least 95% of our gross income, excluding gross income from prohibited transactions, for each taxable year must be derived from the real property investments described above and generally from dividends and interest and gains from the sale or disposition of shares of common stock or securities or from any combination of the foregoing. This is the “95% Income Test.”
The rents we will receive or be deemed to receive will qualify as “rents from real property” for purposes of satisfying the gross income requirements for a REIT only if the following conditions are met:
•The amount of rent received from a tenant must not be based in whole or in part on the income or profits of any Person; however, an amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of gross receipts or sales.
•In general, neither we nor an owner of 10% or more of our common stock may directly or constructively own 10% or more of a tenant, which we refer to as a “Related Party Tenant,” or a subtenant of the tenant (in which case only rent attributable to the subtenant is disqualified).
•Rent attributable to personal property leased in connection with a lease of real property cannot be greater than 15% of the total rent received under the lease, as determined based on the average of the fair market values as of the beginning and end of the taxable year.
•We normally must not operate or manage the property or furnish or render services to tenants, other than through an “independent contractor” (as defined in the Code) who is adequately compensated and from whom we do not derive any income or through a TRS (discussed below). However, a REIT may provide services with respect to its properties, and the income derived therefrom will qualify as “rents from real property” if the services are “usually or customarily rendered” in connection with the rental of space only and are not otherwise considered “rendered to the occupant”. Even if the services provided by us with respect to a property are impermissible customer services, the income derived therefrom will qualify as “rents from real property” if such income does not exceed 1% of all amounts received or accrued with respect to that property.

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
Notwithstanding our failure to satisfy one or both of the 75% Income and the 95% Income Tests for any taxable year, we may still qualify as a REIT for that year if we are eligible for relief under specific provisions of the Code. These relief provisions generally will be available if:
•our failure to meet these tests was due to reasonable cause and not due to willful neglect; and
•following our identification of the failure, we file a schedule with a description of each item of gross income that caused the failure in accordance with Treasury Regulations.

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
A safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction and the 100% prohibited transaction tax is available if the following requirements are met:
•the REIT has held the property for not less than two years;
•the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of the sale that are includable in the basis of the property do not exceed 30% of the net selling price of the property;
•either (i) during the year in question, the REIT did not make more than seven sales of property other than foreclosure property or like-kind exchanges under section 1031 of the Code, or (ii) the aggregate adjusted bases of the non-foreclosure property sold by the REIT during the year did not exceed 20% of the aggregate bases of all of the assets of the REIT at the beginning of such year, or (iii) the fair market value of the non-foreclosure property sold by the REIT during the year did not exceed 20% of the fair market value of all the assets of the REIT at the beginning of such year (10% for both aggregate basis and fair market value determinations beginning with taxable years beginning before December 18, 2015);
•the REIT has held the property for at least two years for the production of rental income; and
•if the REIT has made more than seven sales of non-foreclosure property during the year, substantially all of the marketing and development expenditures with respect to the property were made through an independent contractor from whom the REIT derives no income.
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
•First, at least 75% of the value of our total assets must be represented by real estate assets, cash, cash items and government securities. The term “real estate assets” includes real property, mortgages on real property, shares of common stock in other qualified U.S. REITs, property attributable to the temporary investment of new capital as described above and a proportionate share of any real estate assets owned by a partnership in which we are a partner or of any qualified REIT subsidiary of ours. For taxable years beginning after December 31, 2015, the term “real estate assets” also includes debt instruments of publicly offered REITs, personal property securing a mortgage secured by both real property and personal property if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property, and personal property leased in connection with a lease of real property for which the rent attributable to personal property is not greater than 15% of the total rent received under the lease.

•Second, no more than 25% of our total assets may be represented by securities other than those in the 75% asset class.
•Third, of the investments included in the 25% asset class, the value of any one issuer’s securities that we own may not exceed 5% of the value of our total assets. Additionally, we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities. Such asset tests do not apply to securities of a TRS. The term “securities” also does not include the equity or debt securities of a qualified REIT subsidiary of ours or an equity interest in any entity treated as a partnership for U.S. federal income tax purposes.
•Fourth, no more than 20% (25% for our taxable years beginning before December 31, 2017) of the value of our total assets may consist of the securities of one or more TRSs.
•Fifth, for taxable years beginning after December 31, 2015, not more than 25% of the value of our total assets may be represented by debt instruments of publicly offered REITs to the extent those debt instruments would not be real estate assets but for the inclusion of debt instruments of publicly offered REITs in the meaning of real estate assets effective for taxable years beginning after December 31, 2015, as described above.
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

The Code also provides that certain securities will not cause a violation of the 10% value test described above. Such securities include instruments that constitute “straight debt,” which includes securities having certain contingency features. A security cannot qualify as “straight debt” if a REIT (or a controlled TRS) owns other securities in the issuer of that security which do not qualify as straight debt, unless the value of those other securities constitutes, in the aggregate, 1% or less of the total value of that issuer’s outstanding securities. In addition to straight debt, the Code provides that certain other securities will not violate the 10% value test. Such securities include:
•any loan made to an individual or an estate;
•certain rental agreements in which one or more payments are to be made in subsequent years (other than agreements between a REIT and certain Persons related to the REIT);
•any obligation to pay rents from real property;
•securities issued by governmental entities that are not dependent in whole or in part on the profits of (or payments made by) a non-governmental entity;
•any security issued by another REIT; and
•any debt instrument issued by a partnership if the partnership’s income is of a nature that it would satisfy the 75% Income Test described above under “— Operational Requirements — Gross Income Tests.”
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
In addition, if we fail to distribute during each calendar year at least the sum of:
•85% of our ordinary income for that year;
•95% of our capital gain net income other than the capital gain net income which we elect to retain and pay tax on for that year; and
•any undistributed taxable income from prior periods,
then we will be subject to a 4% non-deductible excise tax on the excess of the amount of the required distributions over the sum of (i) the amounts actually distributed plus (ii) retained amounts on which corporate level tax is paid by us.
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
As noted above, we may also elect to retain, rather than distribute, some or all of our net long-term capital gains. The effect of such an election would be as follows:
•We would be required to pay the U.S. federal income tax on the undistributed gains;
•Taxable U.S. stockholders, while required to include their proportionate share of the undistributed long-term capital gains in income, would receive a credit or refund for their share of the tax paid by the REIT; and
•The basis of the stockholder’s shares of our common stock would be increased by the difference between the designated amount included in the stockholder’s long-term capital gains and the tax deemed paid with respect to such shares of common stock.
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
Taxation of Taxable U.S. Stockholders
Definition. In this section, the phrase “U.S. stockholder” means a holder of our common stock that for U.S. federal income tax purposes is:
•a citizen or resident of the U.S.;

•a corporation or other entity treated as a corporation for U.S. federal income tax purposes created or organized in or under the laws of the U.S. or of any political subdivision thereof;
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust, if a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. Persons have the authority to control all substantial decisions of the trust.
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

Information Reporting Requirements and Backup Withholding for U.S. Stockholders. As required, we will report to U.S. stockholders of our common stock and to the IRS the amount of distributions made or deemed made during each calendar year and the amount of tax withheld, if any. Under some circumstances, U.S. stockholders may be subject to backup withholding on payments made with respect to, or cash proceeds of a sale or exchange of, our common stock. Backup withholding will apply only if the stockholder:
•Fails to furnish its taxpayer identification number (which, for an individual, would typically be his or her Social Security number);
•Furnishes an incorrect taxpayer identification number;
•Is notified by the IRS that the stockholder has failed to properly report payments of interest or dividends and is subject to backup withholding; or
•Under some circumstances, fails to certify, under penalties of perjury, that it has furnished a correct taxpayer identification number and has not been notified by the IRS that the stockholder is subject to backup withholding for failure to report interest and dividend payments or has been notified by the IRS that the stockholder is no longer subject to backup withholding for failure to report those payments.
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
Even if the foregoing test is not met, our common stock nonetheless will not constitute a USRPI if we are a “domestically controlled REIT.” A “domestically controlled REIT” is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares of common stock is held directly or indirectly by Non-U.S. stockholders. If we are a domestically controlled REIT, the sale of our common stock should not be subject to taxation under FIRPTA. We cannot assure you that we are or will continue to be a domestically controlled REIT. Non-U.S. stockholders should consult their tax advisors regarding the application of these rules.
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
The COVID-19 pandemic has resulted in a decline in occupancy, resident fees, and revenues, and coupled with an increase in COVID-19 operating expenses, has had a negative impact on results of operations and cash flow from operations at the Company’s senior communities. The magnitude of impact of COVID-19 on the Company’s business, results from operations, financial condition, liquidity and cash flows will depend on many factors, many of which cannot be foreseen given the ongoing and dynamic nature of the circumstances surrounding the COVID-10 pandemic, including: the ultimate duration of the pandemic; the severity of COVID-19 on seniors generally and those living in seniors housing communities specifically; the continued emergence of additional variants; continued issues with the supply chain and availability and cost of goods; and consumer sentiment regarding the safety of seniors housing communities during and after the pandemic which may impact demand for seniors housing communities.
The COVID-19 pandemic and other actions taken by the governments, businesses and individuals in response to the COVID-19 pandemic has subjected and could further subject the Company’s business, operations, and financial condition to a number of risks, including, but not limited to:
•the Company’s ability to collect rents;
•occupancy rates in the Company’s facilities;
•the Company’s and its operators’ ability to evict residents for non-payment and for other reasons;
•the Company’s ability to repay existing debt and to secure new debt financing if needed;
•the Company’s ability to collect unpaid rent and to exercise other rights and remedies in bankruptcy proceedings involving tenant, operator, borrow, manager and other obligors;
•the Company’s ability to find replacement tenants as needed;
•the Company’s ability to control incremental costs associated with COVID-19, including increased costs resulting from higher inflation and insurance costs;
•continued staffing shortages resulting from the COVID-19 pandemic and other actions taken by local and national governments;
•potential litigation expenses and increased reputational risk; and
•the Company’s ability to pay distributions at expected levels or at all.

Given the ongoing and dynamic nature of the circumstances surrounding the COVID-19 pandemic, it remains challenging to predict the ultimate impact of the COVID-19 pandemic on the global economy, the Company’s residents and operators, or for how long disruptions are likely to continue. The COVID-19 pandemic also may have the effect of heightening many of the other risks described below.
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
Between April 2019 and December 31, 2021, the Company sold 69 of these properties resulting in net proceeds to the Company of approximately $1.4497 billion. The Company used the net sales proceeds to: (1) repay indebtedness secured by or allocated to the sold properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution of $347.9 million to stockholders and (4) for other corporate purposes. In March 2022, the Company entered into a purchase and sale agreement for the last property in its MOB/Healthcare Portfolio, the remaining specialty hospital (“Hurst Specialty Hospital”), with an unrelated third party and in April 2022, sold it and received net sales proceeds of approximately $8.3 million. As of December 31, 2022, the Company’s investment portfolio consisted of interests in 70 properties, comprising of 69 seniors housing communities and one vacant land parcel.
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
In determining the Company’s estimated NAV per share, the Company primarily relied upon a valuation of the Company’s portfolio of properties and debt as of December 31, 2022. Valuations and appraisals of the Company’s properties and outstanding debt are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties. Therefore, the Company’s estimated NAV per share may not reflect the amount that would be realized upon a sale of each of the Company’s properties.
For the purposes of calculating the Company’s estimated NAV per share, the Company retained an independent third-party valuation firm as valuation expert to determine the Company’s estimated NAV per share and the value of the Company’s properties and debt as of December 31, 2022. The valuation methodologies used to estimate the NAV of the Company’s shares as well as the value of the Company’s properties and outstanding debt involved certain subjective judgments, including but not limited to, discounted cash flow analyses and the direct capitalization approach for wholly owned and partially owned properties. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond the Company’s control. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of the Company’s properties and the Company’s investments in real estate-related assets may not correspond to the realizable value upon a sale of those assets. In addition, reduced occupancy levels at the Company’s properties, as well as disruptions in the financial markets or deteriorating economic conditions that differ from what the Company anticipated at the time the Company acquired the properties could result in decreased values for such properties. As a result, the value of the Company’s real estate investments could decrease below the amounts the Company paid for the investments and also adversely affect NAV.

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
The financial condition of our operators and tenants can impact the Company’s operating revenue.
Although the Company’s operating lease agreements provide it with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, borrower, manager, or other obligor in bankruptcy or subject to insolvency proceedings may be able to limit or delay the Company’s ability to collect unpaid rent and to exercise other rights and remedies. In addition, if a lease is rejected in a tenant bankruptcy, the Company’s claim against the tenant may be limited by applicable provisions of the bankruptcy law. The Company may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. If the Company has terminated its lease with a tenant, the Company may not be able to find another tenant under current conditions due to the country’s current economic conditions, including impacts to the industry and other macroeconomic effects of the COVID-19 pandemic. If the Company cannot transition a leased property to a new tenant, the Company may take possession of that property, which may expose it to certain successor liabilities. Publicity about the operator’s financial condition and insolvency proceedings may also negatively impact their and the Company’s reputations, decreasing customer demand and revenues. Should such events occur, the Company’s revenue and operating cash flow may be adversely affected.
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
Recent increases and continuing increases in the rate of inflation, both real and anticipated, as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services to our tenants and operators. Increased operating costs could have an adverse impact if operating expenses exceed the pace of increases in revenue at our operating properties. Similarly, if increases in tenants' operating expenses exceed increases in their revenue, this may adversely affect our tenants’ ability to pay rent owed to us. An increase in our tenants’ expenses and a failure of their revenues to increase at least with inflation could adversely impact our tenants’ and our financial condition and our results of operations.

Inflation could rise at rates that outpace contractual or actual increases in rental income.
Our long-term leases typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation. If the contractual or actual increases in rental income we receive from our operators do not keep pace with a rise in inflation, our financial condition and our results of operations could be adversely impacted. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Increased inflation could also increase our general and administrative expenses and, as a result of an increase in market interest rate in response to higher than anticipated inflation rate, increase our mortgage and debt interest costs, and these costs could increase at a rate higher than our rent increases.
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
The Company cannot assure investors that:
•rents or operating income from the Company’s properties will remain stable or increase; or
•tenants will not default under or terminate their leases.
Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond the Company’s control, and a change in any one factor could adversely affect the Company’s ability to pay distributions. For instance:
•Cash available for distributions may decrease if the Company is required to spend money to correct defects or to make improvements to properties.
•Federal income tax laws require REITs to distribute at least 90% of their taxable income to stockholders each year. The Company has elected to be treated as a REIT for tax purposes, and this limits the earnings that the Company may retain for corporate growth, such as asset acquisition, development or expansion, and will make the Company more dependent upon additional debt or equity financing than corporations that are not REITs. If the Company borrows more funds in the future, more of the Company’s operating cash will be needed to make debt payments and cash available for distributions may decrease.
•The payment of principal and interest required to service the debt resulting from the Company’s policy to use leverage to acquire assets may leave the Company with insufficient cash to pay distributions.
•Because the Company has elected to be taxed as a REIT, the Company may pay distributions to the Company’s stockholders to comply with the distribution requirements of the Code, and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require the Company to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.
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
The Company is not registered and does not intend to register the Company or any of its subsidiaries, as an investment company under the Investment Company Act. If the Company or any of its subsidiaries becomes obligated to register as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change the Company’s operations.
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
Damage from catastrophic weather and other natural events and climate change could result in losses to us.
Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including hurricanes or other severe weather, flooding, fires, snow or ice storms, windstorms or, earthquakes. These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. We could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property.

To the extent that significant changes in the climate occur, we may experience extreme weather and changes in precipitation and temperature and rising sea levels, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. The impact of climate change may be material in nature, including destruction of our properties, or occur for lengthy periods of time.
Growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. Federal, state or foreign legislation or regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change and could also result in increased compliance costs or additional operating restrictions that could adversely impact the businesses of our tenants and their ability to pay rent.
Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or regulated substances on, under, in or about such property. The costs of investigation, removal or remediation of such substances could be substantial. Those laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the substances.
Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and compliance with those restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles govern the presence, maintenance, removal and disposal of certain building materials, including mold, asbestos and lead-based paint.
The cost of defending against such claims of liability, of compliance with environmental requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, the amounts available for distribution to our stockholders.
We cannot assure our stockholders that properties which we acquired will not have any material environmental conditions, liabilities or compliance concerns. Accordingly, we have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we own.
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
The Company pays its Advisor and its affiliates substantial fees. These fees could influence their advice to the Company, as well as the judgment of affiliates of the Advisor performing services for the Company. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal, or enforcement of the Company’s agreements with its Advisor and its affiliates;
•property sales, which may entitle the Advisor to disposition fees;
•property acquisitions from third parties, which entitle the Advisor to an investment services fee;
•borrowings to acquire assets, which increase the investment services fees and asset management fees payable to the Advisor and which entitle the Advisor or its affiliates to receive other acquisition fees in connection with assisting in obtaining financing for assets if approved by the Company’s board of directors, including a majority of the Company’s independent directors;

•whether the Company seeks to internalize its management functions, which could result in it retaining some of the Advisor’s and its affiliates’ key officers for compensation that is greater than that which they currently earn or which could require the Company to make additional payments to the Advisor or its affiliates to purchase the assets and operations of the Advisor and its affiliates performing services for the Company;
•the listing of, or other liquidity event with respect to, the Company’s shares, which may entitle the Advisor to a subordinated incentive fee.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
As of December 31, 2022, we had investments in 70 real estate investment properties, as described in Item 1. “Business––Seniors Housing Investment Focus and Strategy.” The following tables set forth details on our consolidated healthcare investment portfolio by asset class (in millions):

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2022	Investment Amount
Seniors Housing (Leased)
Primrose Retirement Community of Casper Casper, WY	Triple-net Lease	2/16/2012	$—	$19.0
Sweetwater Retirement Community Billings, MT	Triple-net Lease	2/16/2012	—	16.3
Primrose Retirement Community of Grand Island Grand Island, NE	Triple-net Lease	2/16/2012	—	13.4
Primrose Retirement Community of Mansfield Mansfield, OH	Triple-net Lease	2/16/2012	—	18.3
Primrose Retirement Community of Marion Marion, OH	Triple-net Lease	2/16/2012	—	17.9
Primrose Retirement Community of Lima Lima, OH	Triple-net Lease	12/19/2012	—	18.6
Primrose Retirement Community of Zanesville Zanesville, OH (“Columbus”)	Triple-net Lease	12/19/2012	—	19.1
Primrose Retirement Community of Decatur Decatur, IL	Triple-net Lease	12/19/2012	—	18.2
Primrose Retirement Community of Council Bluffs Council Bluffs, IA (“Omaha”)	Triple-net Lease	12/19/2012	—	12.9
Primrose Retirement Community Cottages Aberdeen, SD	Triple-net Lease	12/19/2012	—	4.3
Primrose Retirement Community of Anderson Anderson, IN (“Muncie”)	Triple-net Lease	5/29/2015	—	21.1
Primrose Retirement Community of Lancaster Lancaster, OH (“Columbus”)	Triple-net Lease	5/29/2015	—	25.7
Primrose Retirement Community of Wausau Wausau, WI (“Green Bay”)	Triple-net Lease	5/29/2015	—	20.3
Wellmore of Tega Cay Tega Cay, SC (“Charlotte”)	Triple-net Lease	2/7/2014	—	32.2
Wellmore of Lexington Lexington, SC (“Columbia”)	Triple-net Lease	9/14/2015	—	53.7
Senior Housing (Managed)
Brookridge Heights Assisted Living & Memory Care Marquette, MI	Managed	12/21/2012	—	18.5
Curry House Assisted Living & Memory Care Cadillac, MI	Managed	12/21/2012	—	13.5
Symphony Manor Baltimore, MD	Managed	12/21/2012	—	24.0
Woodholme Gardens Assisted Living & Memory Care Pikesville, MD (“Baltimore”)	Managed	12/21/2012	—	17.1
Tranquillity at Fredericktowne Frederick, MD	Managed	12/21/2012	—	23.3
HarborChase of Villages Crossing Lady Lake, FL (“The Villages”)	Managed	8/29/2012	—	19.7
HarborChase of Jasper Jasper, AL	Managed	8/1/2013	—	7.3
HarborChase of Plainfield Plainfield, IL	Managed	3/28/2014	—	26.5

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2022	Investment Amount
Senior Housing (Managed) - continued
HarborChase of Shorewood Shorewood, WI (“Milwaukee”)	Managed	7/8/2014	$—	$23.8
Raider Ranch Lubbock, TX	Managed	8/29/2013	—	72.0
Town Village Oklahoma City, OK	Managed	8/29/2013	—	23.7
MorningStar of Billings Billings, MT	Managed	12/2/2013	—	48.3
MorningStar of Boise Boise, ID	Managed	12/2/2013	—	40.0
MorningStar of Idaho Falls Idaho Falls, ID	Managed	12/2/2013	—	44.4
MorningStar of Sparks Sparks, NV (“Reno”)	Managed	12/2/2013	—	55.2
Prestige Senior Living Arbor Place Medford, OR	Managed	12/2/2013	—	15.8
Prestige Senior Living Beaverton Hills Beaverton, OR (“Portland”)	Managed	12/2/2013	—	12.9
Prestige Senior Living Five Rivers Tillamook, OR	Managed	12/2/2013	—	16.7
Prestige Senior Living High Desert Bend, OR	Managed	12/2/2013	—	13.6
Prestige Senior Living Huntington Terrace Gresham, OR (“Portland”)	Managed	12/2/2013	—	15.0
Prestige Senior Living Orchard Heights Salem, OR	Managed	12/2/2013	—	17.8
Prestige Senior Living Riverwood Tualatin, OR (“Portland”)	Managed	12/2/2013	—	9.7
Prestige Senior Living Southern Hills Salem, OR	Managed	12/2/2013	—	12.9
Prestige Senior Living Auburn Meadows Auburn, WA (“Seattle”)	Managed	2/3/2014	—	21.9
Prestige Senior Living Bridgewood Vancouver, WA (“Portland”)	Managed	2/3/2014	—	22.1
Prestige Senior Living Monticello Park Longview, WA	Managed	2/3/2014	—	27.4
Prestige Senior Living Rosemont Yelm, WA	Managed	2/3/2014	—	16.9
Prestige Senior Living West Hills Corvallis, OR	Managed	3/3/2014	—	15.0
Isle at Cedar Ridge Cedar Park, TX (“Austin”)	Managed	2/28/2014	—	22.0
Legacy Ranch Alzheimer's Special Care Center Midland, TX	Managed	3/28/2014	—	12.0
The Springs Alzheimer's Special Care Center San Angelo, TX	Managed	3/28/2014	—	10.9
Isle at Watercrest - Bryan Bryan, TX	Managed	4/21/2014	—	50.4
Isle at Watercrest - Mansfield Mansfield, TX (“Dallas/Fort Worth”)	Managed	5/5/2014	—	31.3
Watercrest at Mansfield (1) Mansfield, TX (“Dallas/Fort Worth”)	Managed	6/30/2014	22.9	49.0

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2022	Investment Amount
Senior Housing (Managed) - continued
Watercrest at Katy (2) Lubbock, TX	Managed	6/27/2014	$21.2	$37.2
Fairfield Village of Layton Layton, UT (“Salt Lake City”)	Managed	11/20/2014	—	68.0
Superior Residences of Panama City Panama City Beach, FL	Managed	7/15/2015	—	20.0
Parc at Duluth Duluth, GA (“Atlanta”)	Managed	7/31/2015	—	52.8
Parc at Piedmont Marietta, GA (“Atlanta”)	Managed	7/31/2015	—	50.8
The Pavilion at Great Hills Austin, TX	Managed	7/31/2015	—	35.0
The Hampton at Meadows Place Meadows Place, TX (“Houston”)	Managed	7/31/2015	—	28.4
The Beacon at Gulf Breeze Gulf Breeze, FL (“Pensacola”)	Managed	7/31/2015	—	28.0
Waterstone on Augusta Greenville, SC	Managed	8/31/2015	—	26.8
Palmilla Senior Living Albuquerque, NM	Managed	9/30/2015	—	47.6
Cedar Lake Assisted Living and Memory Care Lake Zurich, IL (“Chicago”)	Managed	9/30/2015	—	30.0
The Shores of Lake Phalen Maplewood, MN (“St. Paul”)	Managed	11/10/2015	—	29.2
The Dogwood Forest of Grayson Grayson, GA	Managed	11/24/2015	—	25.7
Park Place Senior Living at WingHaven O'Fallon, MO (“St Louis”)	Managed	12/17/2015	—	54.0
Hearthside Senior Living of Collierville Collierville, TN (“Memphis”)	Managed	12/29/2015	—	17.0
Windsor Manor of Vinton (3) Vinton, IA	Managed	8/31/2012	2.7	5.0
Windsor Manor of Webster City (3) Webster City, IA	Managed	8/31/2012	2.4	5.8
Windsor Manor of Nevada (3) Nevada, IA	Managed	8/31/2012	5.4	5.3
Windsor Manor of Indianola (3) Indianola, IA	Managed	4/2/2013	2.1	4.9
Windsor Manor of Grinnell (3) Grinnell, IA	Managed	4/2/2013	5.2	5.5
Vacant Land
Albuquerque NM, Land Owner Albuquerque, NM	Managed	9/7/2017	—	1.1
			$61.9	$1,739.7
_______________
FOOTNOTES:
(1)The encumbrance collateralized by this property was repaid in March 2023.
(2)Property owned through a consolidated joint venture in which we hold a 95% controlling interest.
(3)As of December 31, 2021, we owned this real estate property through a 75% interest in Windsor Manor Joint Venture, an unconsolidated joint venture. Effective January 1, 2022, we acquired the remaining 25% interest in the Windsor Manor Joint Venture from our joint venture partner and currently own a 100% interest in the Windsor Manor Joint Venture.

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
During the year ended December 31, 2022, our board of directors initiated a process to estimate the Company’s NAV per share as of December 31, 2022 (“Valuation Date”) and engaged Stanger to provide a report containing, among other things, a range for the estimated NAV per share of our common stock as of the Valuation Date (“Valuation Report”). The engagement of Stanger was based on a number of factors including Stanger’s experience in the valuation of assets similar to those we own. Upon receipt of the Valuation Report from Stanger, which contained, among other information, a range for the estimated NAV per share for our common stock, our Valuation Committee considered the reasonableness of the range of per share values in order to make a recommendation to our board of directors. On March 8, 2023, our board of directors accepted the recommendation of our Valuation Committee and approved an estimated NAV as of December 31, 2022 of $6.92 per share, which includes deductions for estimated transaction costs (the “2022 NAV”). The Company previously announced an estimated NAV of $7.37 per share as of December 31, 2021 (the “2021 NAV”) and also previously announced an estimated NAV of $7.38 per share as of December 31, 2020 (the “2020” NAV”).
For additional information on the determination of our estimated NAV, please refer to our Current Report on Form 8-K filed with the SEC on March 9, 2023.
Stockholder Information
As of December 31, 2022, we had 46,343 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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

Distributions
Distributions to our stockholders are governed by the provisions of our articles of incorporation. We intend to continue paying distributions to our stockholders on a quarterly basis until such provisions are terminated or amended by our board of directors. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including:
•sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, FFO and MFFO, as well as expected future long-term cash flows, FFO and MFFO;
•the impact of the disruptions from the COVID-19 pandemic on occupancy and our cash flows from operations in determining the level of distributions going forward;
•limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and
•other factors, including but not limited to, the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, inflation levels, rising interest rates, the general economic environment and other factors.
The table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Uses of Capital Resources–Distributions” presents total regular cash distributions declared and issued, and cash flows provided by operating activities for each quarter in the years ended December 31, 2022 and 2021. On March 21, 2022, our Board approved $0.0256 per share as the first quarter 2022 distribution (the “First Quarter Distribution”). The First Quarter Distribution represents a fifty percent (50%) discount from the previous quarter’s declared cash distribution. The First Quarter Distribution rate is the result of various factors including, without limitation, the continued COVID-19 impact on industry performance, inflation, a rising interest rate environment and volatility in the credit markets. We, along with our Board, will continue to monitor our cash flow and operating proceeds as well as our strategic alternatives process and make no assurances regarding future quarterly cash distributions.
The tax composition of our distributions declared for years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Ordinary income	0.00%	43.82%
Return of capital	100.00%	56.18%
Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2022 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2023. In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated E&P are treated as a return of capital to the stockholders. E&P is a statutory calculation which is derived from net income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders. No amounts distributed to stockholders for the years ended December 31, 2022 and 2021 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.
Unregistered Sales of Equity Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
None.

Secondary Sales of Registered Shares between Investors
During years ended December 31, 2022, 2021 and 2020, there were approximately 936,000 shares, 743,000 shares and 482,000 shares transferred between investors, respectively, at an average sales price per share of approximately $4.77, $4.13 and $4.73, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 6. RESERVED
The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
CNL Healthcare Properties, Inc. is a Maryland corporation that elected to be taxed as a REIT for U.S. federal income tax purposes. We have and intend to continue to be organized and operate in a manner that allows us to remain qualified as a REIT for federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries. The discussion of our financial condition and results of operations for the year ended December 31, 2020 included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed on March 23, 2022 is incorporated by reference herein.
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
We are externally managed and advised by CNL Healthcare Corp. (the “Advisor”). Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives (as described below under “Possible Strategic Alternatives”), and dispositions on our behalf pursuant to an advisory agreement. In May 2022, we extended the advisory agreement with the Advisor through June 2023. For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data–Note 12. Related Party Arrangements.”
As of December 31, 2022, our seniors housing investment portfolio consisted of interests in 70 properties, consisting of a geographically diversified portfolio of 69 seniors housing communities and one vacant land parcel. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities. Five of our 69 seniors housing properties were previously owned through an unconsolidated joint venture and became wholly-owned effective January 1, 2022.
Market Conditions
During the last half of 2021, we began to experience the operational impacts of a challenging labor market. Labor costs increased at an accelerated rate during the last half of 2021 due to increases throughout all wage classifications within our communities and an increased focus on attracting and retaining staff at our communities. The “great resignation” resulted in an increase in the number of vacant positions at our communities and COVID-19 staff infections contributed to staff absences due to quarantine requirements under CDC guidelines. These factors led to an increase in the usage of temporary agency labor which led to incremental, measurable labor costs beginning in the middle of 2021. Since the beginning of 2022, our intensified focus of hiring and filling some of the vacant staff roles, as well as a decline in absences from lower COVID staff infections and more relaxed CDC quarantine requirements, have resulted in ongoing reductions in our reliance on temporary agency labor. However, historically low unemployment rates, wage pressures, overtime pay and some continued reliance on temporary agency labor resulted in high labor costs that impacted net operating income (“NOI”) margins during 2022 and could continue to impact margins in 2023.
In addition, during the last half of 2021, we began to experience the impact of higher inflation levels in the form of higher food costs and virtually all other operating expenses. This contributed to property NOI margin compressions during 2022 in our managed seniors housing communities. We anticipate that operating expenses will continue to remain at elevated levels which could result in continued operating margin compressions during 2023.
Macro-economic and geopolitical events around the globe have contributed to volatile credit markets. As part of its effort to reduce the rising levels of inflation, the Federal Reserve enacted several interest rate increases during 2022 and additional rate increases are expected to continue into 2023. The interest rate increases to date and any further interest rate increases will contribute to higher interest expense on our unhedged variable rate debt. We have interest rate caps in place for interest rate protection on a portion of our variable rate debt and continue to monitor opportunities to further protect the remaining unhedged variable rate debt.

COVID-19
Since the onset of the coronavirus (“COVID-19”) pandemic in March 2020 and throughout 2021, we operated our communities through the disruptions and uncertainties of the pandemic, including disruptions from new variants of the virus. Average occupancy declined from the second half of March 2020 through February 2021, and since March 2021, we have experienced marginal occupancy gains, initially attributed to the availability of vaccines and lifted or relaxed regulatory move-in restrictions. The positive marginal occupancy gains continued through 2022 and have resulted in increases in resident fees and revenues. We anticipate continued marginal occupancy improvements in 2023.
As of December 31, 2022, our 69 seniors housing communities were located throughout the United States in 26 states. Of our 69 senior housing communities, we owned 15 properties leased to two separate third party tenants under triple-net leases (“NNN”), and the remaining 54 properties were managed through third party operators. During 2020, we provided assistance to the tenant of two properties under NNN leases with $0.9 million in rent relief and in December 2021, we provided another $1.4 million in rent relief, each in the form of rent deferral agreements. We did not grant any rent concessions as part of any rent deferral provided to this tenant and through February 2022, we had deferred an aggregate of $2.3 million in rents under these rent deferral agreements. We began collecting amounts deferred in January 2023 in accordance with the installment schedule under the rent deferral agreements and as of March 8, 2023, had collected 100% of all amounts due in accordance with the terms of the tenant's lease agreements and deferral agreements. As of March 8, 2023, we had collected 100% of all rental amounts due from our other tenant of 13 properties under NNN leases in accordance with their lease agreements.
Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which provided, among other things, for the establishment of a Provider Relief Fund under the direction of the Department of Health and Human Services (“HHS”). During the years ended December 31, 2022 and 2021, we received or recognized provider relief funds under the CARES Act, which are deemed governmental grants provided that the recipient attests to and complies with certain terms and conditions, and we recorded approximately $4.3 million and $0.5 million, respectively, as other income in the accompanying consolidated statements of operations as all conditions of the grant had been met.
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
In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018. In addition, as part of executing on Possible Strategic Alternatives, our board of directors committed to a plan to sell 70 properties which included medical office buildings, post-acute care facilities and acute care hospitals across the US, collectively (the “MOB/Healthcare Portfolio”) plus several skilled nursing facilities. Through December 31, 2021, we sold 69 properties, received net sales proceeds of approximately $1.4497 billion and used the net sales proceeds to: (1) repay indebtedness secured by the properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution in May 2019 of approximately $347.9 million (or $2.00 per share) to our stockholders and (4) retained net sales proceeds for other corporate purposes, because we were focused on maintaining balance sheet strength and liquidity during COVID-19 to enhance financial flexibility. In April 2022, we sold the last property, the Hurst Specialty Hospital, to an unrelated third party and received net sales proceeds of approximately $8.3 million.

During the COVID-19 pandemic, we shifted our focus away from the pursuit of larger strategic alternatives to provide further liquidity to our stockholders due to the market and industry disruptions in the seniors housing sector from COVID-19. However, our Special Committee continued working and continues to work with our financial advisor to carefully study market data. We remain fully committed to our readiness, active study and pursuit of additional strategic opportunities to provide incremental liquidity to our stockholders as the economic and transactional environments permit.
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
Portfolio Overview
As of December 31, 2022, our healthcare investment portfolio consisted of interests in 70 properties, comprising 69 seniors housing communities and one vacant land parcel.
We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of March 8, 2023:

The following table summarizes our seniors housing investment portfolio by investment structure as of March 8, 2023:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	17.8%
Seniors housing managed (2)	54	1,427.6	82.1
Vacant land	1	1.1	0.1
	70	$1,739.7	100.0%
_______________
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
Significant Tenants and Operators
Our real estate portfolio of 69 seniors housing properties is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 10% or more of our rentable space as of March 8, 2023, excluding the vacant land parcel:

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
_______________
FOOTNOTE:
(1)Comprised of various operators each of which comprise less than 10% of our consolidated rentable square footage.
Tenant Lease Expirations
As of December 31, 2022, we owned 15 seniors housing properties that were leased to third party tenants under triple-net operating leases. During the year ended December 31, 2022, our rental income from continuing operations represented approximately 8.3% of our total revenues from continuing operations.
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
The following table lists, on an aggregate basis, scheduled expirations for the next 10 years and thereafter on our consolidated seniors housing portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of properties and percentages):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2023	—	—	$—	—%
2024	—	—	—	—
2025	13	1,261	17,941	68.1
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
2031	1	137	3,602	13.7
2032	1	229	4,793	18.2
Thereafter	—	—	—	—
Total	15	1,627	$26,336	100.0%

Weighted Average Remaining Lease Term: (3)			4.7 years
_______________
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

Operator Expirations
As of December 31, 2022, we had 54 seniors housing properties managed by third-party operators. All of our management agreements have been in place for multiple years and many include auto-renewal clauses ranging from one to five years, which are effective unless a notice of termination is provided by either party. We work with our operators in advance of management agreement expirations or renewal period options in order for us to maintain a balanced operator rollover schedule, which provides us flexibility to execute on possible strategic alternatives, minimize potential early termination fees and align with the broader industry. The management agreements of 38 of our managed seniors housing properties were scheduled to expire within one year or less as of December 31, 2022, all of which are scheduled to be renewed under the renewal provisions of the agreements.
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
Despite the marginal increases in occupancy beginning in March 2021 as described above in “COVID-19”, we began to experience and during 2022 continued to experience compression in property level NOI margins due to increases in operating expenses. Labor costs increased due to increased wages in a tight labor market. The “great resignation” resulted in an increase in the number of vacant positions at our communities, which led to increased reliance on temporary agency personnel to temporarily fill vacancies. Since the beginning of 2022, our intensified focus of hiring and filling some of the vacant staff roles, as well as a decline in absences from lower COVID staff infections and more relaxed CDC quarantine requirements, resulted in ongoing reductions in our reliance on temporary agency labor. Rising inflation levels surfaced in the form of higher food costs and other operating expenses, which also contributed to margin compressions. We implemented rate increases at our properties as part of ongoing resident lease renewals in 2022 which resulted in an increase in revenues. Rental rate increases during 2022 contributed favorably to operating margins, however, increased labor costs and operating expenses resulted in downward pressure on the rate of operating margin recovery during 2022. We expect that increases in occupancy and some moderate rate increases will increase revenue streams during 2023. However, even though we anticipate less reliance on agency labor and anticipate lower inflation levels, we anticipate that labor costs and operating expenses will continue at elevated levels throughout 2023 and could impact the rate of margin recovery in 2023.
As of December 31, 2022, we had approximately $210.9 million of liquidity (consisting of $69.5 million cash on hand, $24.4 million invested in short term securities and $117.0 million in undrawn availability under the Revolving Credit Facility). We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we continue to recover from the disruptions in occupancy from COVID-19, continue to navigate through rising labor costs during a tight labor market, increased operating expenses from current inflation levels and the increase in interest costs from a rising interest rate environment. The extent of the continued impact of COVID-19, a tight labor market, inflation, the volatility in the credit markets and a rising interest rate environment on our financial condition, results of operations and cash flows is uncertain and cannot be predicted at the current time as it depends on the timing and speed of economic recovery.
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
Sources of Liquidity and Capital Resources
Proceeds from Sale of Real Estate – Continuing Operations
During the year ended December 31, 2022, we closed on the sale of the Hurst Specialty Hospital, the last of the 70 properties for which we had committed to a plan to sell and received net sales proceeds of approximately $8.3 million. Additionally, our co-venture partner exercised its option to purchase the Fieldstone at Pear Orchard property (a seniors housing property owned through a consolidated joint venture) and also provided an unsolicited offer to purchase the Fieldstone Memory Care property, an adjacent property (collectively, the “Fieldstone Properties”). We completed the sale of the Fieldstone Properties and received net sales proceeds of approximately $28.4 million. We used approximately $2.0 million of the net sales proceeds from the sale of the Fieldstone at Pear Orchard property to pay distributions to our co-venture partner in accordance with the terms of the joint venture agreement, as described below. We retained the remaining net sales proceeds from the Hurst Specialty Hospital and the Fieldstone Properties to maintain a strong balance sheet and liquidity. We did not sell any properties from continuing operations during the year ended December 31, 2021.
Proceeds from Sale of Real Estate – Discontinued Operations
As part of executing under our Possible Strategic Alternatives, during the year ended December 31, 2021, we closed on the sale of one acute care property and received net sales proceeds of approximately $7.4 million. We did not sell any properties from discontinued operations during the year ended December 31, 2022.
Borrowings
During the year ended December 31, 2022, we borrowed $45.0 million from our Revolving Credit Facility to refinance approximately $44.5 million of secured indebtedness in advance of its September 2022 maturity and paid fees of approximately $0.3 million to unrelated third parties. In February 2023, we purchased a short-term interest rate cap with a notional value of $420.0 million and a strike of 3.5%, to hedge the majority of our Credit Facilities. The interest rate cap matures on August 15, 2023.
In September 2021, we entered into a new term loan agreement which provided for an additional $150 million senior unsecured term loan facility (the “2021 Term Loan Facility”) to complement and become part of our existing Credit Facilities. The 2021 Term Loan Facility has an initial term that is co-terminus with the Credit Facilities, maturing May 15, 2024, subject to one 12-month extension, and through September 2022, bore interest based on 30-day LIBOR plus a spread that varies with the Company's leverage ratio. The 2021 Term Loan Facility is pre-payable at any time in whole or part without fees or penalties, has a borrowing availability calculation that is subject to a similar borrowing base calculation as the Credit Facilities and contains similar affirmative, negative and financial covenants as the covenants in the Credit Facilities. We paid fees totaling approximately $0.9 million to unrelated third parties and a refinancing fee to the Advisor of approximately $1.5 million. See Item 8. “Financial Statements and Supplementary Data–Note 12. Related Party Arrangements” for additional information regarding the refinancing fee.
In October 2021, we borrowed $238.0 million, which consisted of $88 million drawn on our unsecured Revolving Credit Facility and $150.0 million available under the unsecured 2021 Term Loan Facility to refinance approximately $238.0 million of secured indebtedness in advance of its January 2022 maturity. See “Liquidity and Capital Resources – Uses of Liquidity and Capital Resources – Debt Repayments” below for additional information regarding debt repayments during the years ended December 31, 2022 and 2021.
We may borrow money to fund enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities to the extent impacted by compressed property NOI margins from rising labor costs, inflationary pressures on other operating expenses and an increased interest rate environment.

Net Cash Provided by Operating Activities – Continuing Operations
Cash flows from operating activities for the years ended December 31, 2022 and 2021 were approximately $43.8 million and $46.4 million, respectively. The change in cash flows from operating activities for the year ended December 31, 2022 as compared to the same period in 2021 was primarily the result of the following:
•a decline in NOI, primarily due to reduced rent related to new leases which commenced February 2022 at five seniors housing properties, increased operating expenses at our managed properties primarily driven by inflation and labor shortages, and the sale of three properties during 2022, which was partially offset by the consolidation of the Windsor Manor properties;
•higher interest expense due to the rising interest rate environment; and
•unfavorable changes in assets and liabilities; partially offset by
•$4.3 million received in provider relief funds under the CARES Act.
Lease Renewals and Extensions
We entered into new leases covering five of our properties that expired in February 2022. The new leases with the same tenant commenced in February 2022 and will expire in February 2025. We do not have any leases expiring until 2025.
Tenant Financial Difficulties
The tenant of the Hurst Specialty Hospital had experienced financial difficulties. During the year ended December 31, 2021, we collected approximately $2.2 million in rental amounts from the tenant and we paid approximately $0.2 million in real estate taxes which were not reimbursed by the tenant. We did not collect any rental amounts and we did not pay any real estate taxes during the year ended December 31, 2022. We sold the Hurst Specialty Hospital in April 2022. Refer to “Results of Operations — Impairment Provision” for further discussion on the impairment recorded related to this property during the year ended December 31, 2021.
Distributions from Unconsolidated Entities
As of December 31, 2021, we had an investment in five unconsolidated properties through a 75% interest in an unconsolidated joint venture (the “Windsor Manor Joint Venture”). Pursuant to the joint venture agreement, we were entitled to receive quarterly preferred cash distributions to the extent there was cash available to distribute. These distributions were generally received within 45 days after each quarter end. For the year ended December 31, 2021, we received approximately $0.7 million of operating distributions from our investment in these unconsolidated entities. Effective January 1, 2022, we acquired the remaining 25% interest in the Windsor Manor Joint Venture for approximately $3.3 million and currently own a 100% interest in the Windsor Manor Joint Venture. Effective January 1, 2022 we began consolidating the revenues and expenses of the five properties in the Windsor Manor Joint Venture and ceased recording distributions from unconsolidated joint ventures.
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
Under the terms of the Amended and Restated Expense Support Agreement with our Advisor, for each quarter within a calendar expense support year, we will record a proportional estimate of the cumulative year-to-date period based on an estimate of expense support amounts for the calendar expense support year. Moreover, in exchange for services rendered and in consideration of the expense support provided under the expense support agreement, we will issue, within 90 days following the determination date, a number of shares of forfeitable restricted common stock (“Restricted Stock”) equal to the quotient of the expense support amounts provided by our Advisor for the preceding calendar year divided by our then-current NAV per share of common stock. The terms of the Amended and Restated Expense Support Agreement automatically renew for consecutive one-year periods, subject to the right of our Advisor to terminate upon 30 days’ written notice. We did not recognize any expense support for the years ended December 31, 2022 or 2021. See Item 8. “Financial Statements and Supplementary Data — Note 12. Related Party Arrangements” for additional information.

Uses of Liquidity and Capital Resources
Acquisition of Joint Venture Interest
As of December 31, 2021, we indirectly owned five properties through a 75% interest in the Windsor Manor Joint Venture, an unconsolidated equity method investment. Effective January 1, 2022, we acquired the remaining 25% interest from our joint venture partner for approximately $3.3 million and we currently own a 100% controlling interest in the Windsor Manor Joint Venture.
Capital Expenditures
We paid approximately $17.8 million and $14.2 million in capital expenditures during the years ended December 31, 2022 and 2021, respectively. We have increased our investment in capital improvements to maintain and improve our properties.
Purchase of Held-to-Maturity Securities
During the year ended December 31, 2022, we used approximately $24.2 million of available cash to purchase held-to-maturity securities to enhance the yield earned on cash on hand. We did not purchase held-to-maturity securities during the year ended December 31, 2021.
Debt Repayments
During the year ended December 31, 2022, we repaid approximately $46.3 million of indebtedness, which included $1.8 million of scheduled repayments on our mortgages and other notes payable and the June 2022 refinance of approximately $44.5 million of secured indebtedness, consisting of debt collateralized by five properties. We refinanced the debt maturity, added the five properties to the borrowing base of our unsecured Credit Facilities and used $45.0 million from amounts available under the unsecured Revolving Credit Facility to repay our secured indebtedness. In September 2022, we amended the agreements of our Credit Facilities to transition the benchmark rate from LIBOR to SOFR.
During the year ended December 31, 2021, we paid approximately $247.8 million, which included $9.8 million of scheduled repayments on our mortgages and other notes payable and the October 2021 refinance of approximately $238.0 million of secured indebtedness, consisting of debt collateralized by 22 properties, in advance of its scheduled maturity of January 2022. We added the 22 properties to the borrowing base of our unsecured Credit Facilities and used $88 million from amounts available under the unsecured Revolving Credit Facility and $150 million available under the new unsecured 2021 Term Loan to repay our secured indebtedness.
On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.

The following table provides details of the Company’s indebtedness as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Mortgages payable and other notes payable:
Fixed rate debt(1)	$44,082	$89,766
Variable rate debt(1)(2)(3)	17,859	—
Premium(4)	17	59
Loan costs, net	(185)	(425)
Total mortgages and other notes payable, net	61,773	89,400
Credit facilities:
Revolving Credit Facility(6)(7)	133,000	88,000
Term Loan Facility(5)(6)(7)	265,000	265,000
2021 Term Loan Facility(5)(6)(7)	150,000	150,000
Loan costs, net related to Term Loan Facilities	(1,900)	(3,272)
Total credit facilities, net	546,100	499,728
Total indebtedness, net	$607,873	$589,128
_______________
FOOTNOTES:
(1)As of December 31, 2022 and 2021, our mortgages and other notes payable were collateralized by seven properties, with a total carrying value of approximately $92.7 million and $135.4 million, respectively.
(2)In connection with the acquisition of the 25% interest in the Windsor Manor Joint Venture, we consolidated the net assets of the joint venture effective January 1, 2022, including the debt associated with the properties, at fair value. The debt collateralized by the five Windsor Manor properties accrues interest at a rate of 2.50% plus 30-day LIBOR and matures in February 2024. The 30-day LIBOR was approximately 4.39% as of December 31, 2022.
(3)As of December 31, 2022, we had interest rate protection through an interest rate cap with a notional amount of $15.0 million. Refer to Item 8. “Financial Statements and Supplementary Data – Note 13. Derivative Financial Instruments” for additional information.
(4)Premium is reflective of recording mortgage note payables assumed at fair value on the respective acquisition dates.
(5)As of December 31, 2021 and during the year ended December 31, 2022, we had interest rate protection through interest rate caps with notional amounts of $355.0 million. The interest rate caps expired on December 31, 2022. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risks” and Item 8. “Financial Statements and Supplementary Data – Note 13. Derivative Financial Instruments” for additional information.
(6)As of December 31, 2022 and 2021, we had undrawn availability under the applicable revolving credit facility of approximately $117.0 million and $14.1 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.
(7)Term SOFR (as defined by the agreements governing our Credit Facilities) was approximately 4.46% as of December 31, 2022. The 30-day LIBOR was approximately 0.10% as of December 31, 2021.

As of December 31, 2022, we had approximately $210.9 million of liquidity (consisting of $69.5 million of cash on hand, $24.4 million invested in short term securities and $117.0 million available under the Revolving Credit Facility) and we believe we are well positioned to manage our near-term debt maturities. We had $133.0 million outstanding under our Revolving Credit Facility that was scheduled to mature in May 2023, with a one-year extension option. In January 2023, we exercised our one-year extension option which extended the maturity date to May 2024.
The following is a schedule of future principal payments for our total indebtedness for the next five years and thereafter, in the aggregate, and reflects the extension of the maturity date of our Revolving Credit Facility (in thousands):

2023	$24,054
2024	585,887
2025	—
2026	—
2027	—
Thereafter	—
$609,941
As of December 31, 2022, we had $24.1 million of scheduled principal payments coming due during the year ending December 31, 2023, which included a mortgage loan maturing in June 2023 of $22.7 million. We repaid this loan in March 2023 before its scheduled maturity using cash on hand, to reduce interest expense in 2023.
The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis. As of December 31, 2022 and 2021, we had aggregate debt leverage ratios of approximately 31.9% and 31.8%, respectively, of the aggregate carrying value of our assets.
Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary performance criteria and remedies for the lenders. As of December 31, 2022, we were in compliance with all financial covenants related to our mortgage loans.
The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of December 31, 2022, we were in compliance with all financial covenants related to our Credit Facilities.
Distributions
In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. While we generally expect to pay distributions from cash flows provided by operating activities, we have and may continue to cover periodic shortfalls between distributions paid and cash flows from operating activities with proceeds from other sources such as from cash flows provided by financing activities, a component of which could include borrowings, whether collateralized by our properties or unsecured, or net sales proceeds from the sale of real estate.
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

The following table presents total cash distributions declared, distributions reinvested and cash distributions per share on a quarterly basis for the years ended December 31, 2022 and 2021 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2022 Quarters
First	$0.02560	$4,453	$8,236
Second	0.02560	4,453	15,840
Third	0.02560	4,454	10,318
Fourth	0.02560	4,454	9,452
Total	$0.10240	$17,814	$43,846

2021 Quarters
First	$0.05120	$8,907	$12,633
Second	0.05120	8,906	11,560
Third	0.05120	8,907	8,719
Fourth	0.05120	8,907	13,450
Total	$0.20480	$35,627	$46,362
_______________
FOOTNOTES:
(1)For the years ended December 31, 2022 and 2021, our net loss attributable to common stockholders was approximately $(1.5) million and $(22.9) million, respectively, while cash distributions declared for each of the periods were approximately $17.8 million and $35.6 million, respectively. For the years ended December 31, 2022 and 2021, 100% of regular cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.
(2)Amounts herein include cash flows from discontinued operations. Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
Distributions to Noncontrolling Interests
During the year ended December 31, 2022, our consolidated joint ventures paid distributions of approximately $2.2 million to co-venture partners, which included $2.0 million representing the pro rata share of net sales proceeds from the sale of one of the Fieldstone Properties owned by one of the consolidated joint ventures, and the balance represented their pro rata share of operating cash flows. During the year ended December 31, 2021, our consolidated joint ventures paid distributions of approximately $0.2 million to co-venture partners, representing their pro rata share of operating cash flows.
Results of Operations
Except for the impact of elevated labor costs, inflation and a rising interest rate environment, we are not aware of other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the operation of properties, other than those referred to in the risk factors identified in “Part I, Item 1A” of this report.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Fiscal year ended December 31, 2022 as compared to the fiscal year ended December 31, 2021
As of December 31, 2022, excluding our vacant land and including the five properties consolidated from the Windsor Manor Joint Venture effective January 1, 2022, we owned 69 consolidated operating investment properties and owned 67 properties as of December 31, 2021.

	Investment count as of December 31,
Consolidated operating investment types:	2022	2021
Seniors housing leased	15	15
Seniors housing managed	54	51
Acute care leased	—	1
	69	67
Rental Income and Related Revenues. Rental income and related revenues were approximately $26.9 million and $30.1 million for the years ended December 31, 2022 and 2021, respectively. The decrease in revenue during the year ended December 31, 2022, was primarily due to reduced rent related to new leases in February 2022 at five seniors housing properties, as well as the sale of the Hurst Specialty Hospital in April 2022.
Resident Fees and Services. Resident fees and services income was approximately $295.8 million and $265.3 million for the years ended December 31, 2022 and 2021, respectively. The increase in revenue during the year ended December 31, 2022, was primarily due to an increase in average occupancy and increases in rates charged to our residents. Average occupancy was lower during the year ended December 31, 2021, due to move-in restrictions, intensified screening and other measures enacted at our communities to address the spread of COVID-19. The increase in resident fees and services was also partially due to the acquisition of the remaining 25% interest in the Windsor Manor Joint Venture and the subsequent consolidation of the Windsor Manor revenues from five properties effective January 1, 2022. Refer to Item 8. “Financial Statements and Supplemental Data – Note 4. Acquisition” for additional information. The increase was partially offset by the sale of the Fieldstone Properties in August 2022.
Property Operating Expenses. Property operating expenses were approximately $226.8 million and $197.6 million for the years ended December 31, 2022 and 2021, respectively. Property operating expenses increased during the year ended December 31, 2022, primarily due to an increase in average occupancy as well as the consolidation of our Windsor Manor expenses, as described above. In addition, property expenses were higher due to increased labor costs driven by higher wages and usage of agency labor in a tight labor market and an increase in operating expenses due to inflation. The increase in property operating expense was partially offset by the sale of the Fieldstone Properties in August 2022.
General and Administrative Expenses. General and administrative expenses were approximately $10.2 million and $9.1 million for the years ended December 31, 2022 and 2021, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, sales taxes, accounting and legal fees, and board of director fees.
Asset Management Fees. We incurred asset management fees of approximately $14.1 million and $15.7 million for the years ended December 31, 2022 and 2021, respectively. Asset management fees are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments. Asset management fees decreased during the year ended December 31, 2022, as compared to the year ended December 31, 2021, as a result of a reduction in our asset management fee from 1.0% per annum to 0.80% per annum of average invested assets, which became effective in March 2021, and due to the sale of three properties in 2022.
Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $14.7 million and $13.0 million for the years ended December 31, 2022 and 2021, respectively. The property management fees are based on a percentage of revenues under the property management agreement and the increase across periods is reflective of the increase in average occupancy and resident fees and service revenues over the same period as described above.

Impairment Provision. As described above in “Liquidity and Capital Resources – Tenant Financial Difficulties,” in March 2022 we entered into a purchase and sale agreement for the Hurst Specialty Hospital with an unrelated third party for a gross sales price of $8.5 million. In conjunction therewith, we determined that the carrying value of this property was not recoverable and during the year ended December 31, 2021, we recorded an impairment provision of approximately $9.8 million to write-down the value of our Hurst Specialty Hospital to its estimated sales proceeds expected from the sale of the Hurst Specialty Hospital. There was no impairment provision recorded during the year ended December 31, 2022.
Depreciation and Amortization. Depreciation and amortization expenses were approximately $54.2 million and $50.4 million for the years ended December 31, 2022 and 2021, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The increase during the year ended December 31, 2022, as compared to the year ended December 31, 2021, is primarily due to investing approximately $17.8 million in capital improvements to maintain and improve our properties subsequent to December 31, 2021, and to a lesser extent, due to the consolidation of the Windsor Manor assets effective January 1, 2022.
Gain on Sale of Real Estate. Gain on the sale of real estate of the Fieldstone Properties was approximately $6.3 million during the year ended December 31, 2022. One of the Fieldstone Properties was indirectly owned through a consolidated joint venture. Of the aggregate gain on the sale of real estate for the year ended December 31, 2022, approximately $5.4 million was allocable to common stockholders and the balance was allocable to noncontrolling interests. We did not sell any properties from continuing operations during the year ended December 31, 2021.
Interest and Other Income. Interest and other income was approximately $4.7 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. Other income includes approximately $4.3 million and $0.5 million during the years ended December 31, 2022 and 2021, respectively, in CARES Act provider relief funds recorded as conditions of the grant were met. See “COVID-19” above and Item 8. “Financial Statements and Supplemental Data – Note 2. Summary of Significant Accounting Policies – Government Grant Income” for additional information.
Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $21.8 million and $19.7 million for the years ended December 31, 2022 and 2021, respectively. The increase in interest expense and loan cost amortization for the year ended December 31, 2022, as compared to the year ended December 31, 2021, is primarily due to the rising interest rate environment. During the year ended December 31, 2022, we were able to partially mitigate the full impact from the rise in interest rates due to the interest rate caps in place throughout 2022 as part of our overall variable debt hedging strategy.
Gain on Change of Control of a Joint Venture. As described below in Item 8. “Financial Statements and Supplemental Data – Note 4. Acquisition,” during the year ended December 31, 2022, we recognized a gain of approximately $8.4 million as part of acquiring the remaining 25% interest in the Windsor Manor Joint Venture from our joint venture partner, resulting in us owning a 100% controlling interest in the Windsor Manor Joint Venture and derecognizing our equity method investment in the Windsor Manor Joint Venture. We did not record such gains during the year ended December 31, 2021.
Income Tax Expense. We incurred income tax expense of approximately $0.5 million and $4.2 million for the years ended December 31, 2022 and 2021, respectively. The decrease in income tax expense during the year ended December 31, 2022, as compared to the year ended December 31, 2021, is primarily attributable to the tax effect of the valuation allowance on current year results and the increase in our valuation allowance against deferred tax assets in the prior year.
Net income attributable to noncontrolling interests. Net income attributable to non-controlling interests was approximately $1.0 million and $16,000 for the years ended December 31, 2022 and 2021, respectively. The increase in net income attributable to noncontrolling interests during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to the sale of one of the Fieldstone Properties by one of our consolidated joint ventures in August 2022, which resulted in a gain on sale of real estate of approximately $0.9 million attributable to noncontrolling interests.

Net Operating Income
We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI. We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties. We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time. In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented. Non-same-store NOI includes NOI from the acquisition of the remaining 25% interest in the Windsor Manor Joint Venture effective January 1, 2022 and the subsequent transition of the Windsor Manor properties from unconsolidated to consolidated, as we did not consolidate those properties during the entirety of all periods presented. Non-same-store NOI also includes NOI from the Hurst Specialty Hospital sold in April 2022 and the two Fieldstone Properties sold in August 2022, as we did not own these properties during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the years ended December 31, 2022 and 2021 (in thousands) and the amount invested in properties as of December 31, 2022 and 2021 (in millions), excluding one property classified as discontinued operations:

	Years Ended December 31,		Change
	2022	2021	$	%
Net loss	$(412)	$(22,866)
Adjusted to exclude:
General and administrative expenses	10,209	9,116
Asset management fees	14,074	15,733
Impairment provision	—	9,790
Depreciation and amortization	54,242	50,417
Gain on sale of real estate	(6,282)	—
Other expenses, net of other income	8,742	18,505
Income tax expense	540	4,174
Loss from discontinued operations	—	10
NOI	$81,113	$84,879	$(3,766)	(4.4)%
Less: Non-same-store NOI	3,198	3,582
Same-store NOI	$77,915	$81,297	$(3,382)	(4.2)%
Invested in operating properties, end of period	$1,739	$1,768
Overall, our same-store NOI for the year ended December 31, 2022 decreased by approximately $3.4 million, as compared to the prior year. Same-store NOI was negatively impacted by reduced rents related to new leases which commenced in February 2022 at five seniors housing properties, as well as increased property operating expenses resulting from higher labor costs in a tight labor market and rising inflation levels.

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

The following table presents a reconciliation of net income to FFO and MFFO for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net (loss) income attributable to common stockholders	$(1,453)	$(22,882)	$3,912
Adjustments:
Depreciation and amortization:
Continuing operations	54,242	50,417	51,817
Impairment provision:
Continuing operations	—	9,790	—
Gain on sale of real estate: (1)
Continuing operations	(6,282)	—	(1,074)
Gain on change of control of a joint venture: (2)
Continuing operations	(8,376)	—	—
FFO adjustments attributable to noncontrolling interests:
Continuing operations	821	(184)	(192)
FFO adjustments from unconsolidated entities (3)	—	947	266
FFO attributable to common stockholders	38,952	38,088	54,729
Straight-line rent adjustments: (4)
Continuing operations	1,209	1,231	1,697
Write-off of lease related costs: (5)
Continuing operations	—	—	2,468
Discontinued operations	—	—	103
Amortization of premium for debt investments:
Continuing operations	(42)	(42)	(42)
Realized loss on extinguishment of debt: (6)
Continuing operations	28	43	35
Unrealized gain on investment in short term securities: (7)
Continuing operations	—	—	11
MFFO adjustments attributable to noncontrolling interests:
Continuing operations	12	1	9
MFFO attributable to common stockholders	$40,159	$39,321	$59,010
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,960
Net (loss) income per share (basic and diluted)	$(0.01)	$(0.13)	$0.02
FFO per share (basic and diluted)	$0.22	$0.22	$0.31
MFFO per share (basic and diluted)	$0.23	$0.23	$0.34
_______________
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
(3)This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method relating to our previously unconsolidated equity method investment in the Windsor Manor Joint Venture. Effective January 1, 2022, we owned a 100% controlling interest in Windsor Manor Joint Venture.

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
(5)Management believes that adjusting for write-offs of lease related assets is appropriate because they are non-cash adjustments that may not be reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance. In 2020, we recorded write-offs totaling approximately $2.6 million for deferred rent from prior GAAP straight-line adjustments, unamortized lease costs and lease related intangibles.
(6)Management believes that adjusting for the realized loss on the extinguishment of debt, hedges or other derivatives is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.
(7)Management believes that adjusting for the unrealized gain on investment in short term securities is appropriate because the adjustment is not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.
Related-Party Transactions
Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, acquisitions, dispositions and operating activities. To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (“Expense Year”), commencing with the Expense Year ending June 30, 2013, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the Expense Year ended December 31, 2022, the Company did not incur operating expenses in excess of the limitation.
See Item 8. “Financial Statements and Supplemental Data – Note 12. Related Party Arrangements” in the accompanying consolidated financial statements for additional information.
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
Assets Held For Sale, net and Discontinued Operations. The Company determines to classify a property as held for sale once management has the authority to approve and commits to a plan to sell the property, the property is available for immediate sale, there is an active program to locate a buyer, the sale of the property is probable and the transfer of the property is expected to occur within one year. Upon the determination to classify a property as held for sale, the Company ceases recording further depreciation and amortization relating to the associated assets and those assets are measured at the lower of its carrying amount or fair value less disposition costs and are presented separately in the consolidated balance sheets for all periods presented. In addition, the Company classifies assets held for sale as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. For any disposal(s) qualifying as discontinued operations, the Company allocates interest expense and loan cost amortization that directly relates to either: (1) expense on mortgages and other notes payable collateralized by properties classified as discontinued operations; or (2) expense on the Company’s Credit Facilities, which is allocated based on the value of the properties that are classified as discontinued operations since these properties are included in the Credit Facilities’ unencumbered pool of assets and the related indebtedness is required to be repaid upon sale of the properties.
Impairment of Real Estate Assets. Real estate assets are reviewed on an ongoing basis to determine whether there are any impairment indicators. Management considers potential impairment indicators to primarily include (i) changes in a real estate asset’s operating performance, such as a current period net operating loss combined with a history of net operating losses, or a projection or forecast that demonstrates continuing losses associated with the use of a real estate asset or (ii) a current expectation that, more likely than not, a real estate asset will be sold or otherwise disposed of significantly before the end of its previously estimated holding period. To assess if an asset group is potentially impaired, we compare the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the asset group over its remaining useful life, or our estimated holding period if shorter, to the net carrying value of the asset group. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying value of the asset group to the estimated fair value of the asset group. In March 2022, we received an unsolicited offer and entered into a purchase and sale agreement for the Hurst Specialty Hospital with an unrelated third party for a gross sales price of $8.5 million. In conjunction therewith, we determined that the carrying value of this property was not recoverable and during the year ended December 31, 2021, we recorded an impairment provision of approximately $9.8 million to write-down the value of our Hurst Specialty Hospital to its estimated sales proceeds expected from the sale of the Hurst Specialty Hospital.
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
We account for our resident agreements as a single performance obligation under ASC 606 given our overall promise to provide a series of stand-ready goods and services to our residents each month. Resident fees and services are recorded in the period in which the goods are provided and the services are performed and generally consist of (1) monthly rent, which covers occupancy of the residents’ unit as well as basic services, such as utilities, meals and certain housekeeping services, and (2) service level charges, such as assisted living care, memory care and ancillary services. Resident agreements are generally short-term in nature, billed monthly in advance and cancellable by the residents with a 30-day notice. Resident agreements may require the payment of upfront fees prior to moving into the community with any non-refundable portion of such fees being recorded as deferred revenue and amortized over the estimated resident stay.
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

The following is a schedule as of December 31, 2022 of our fixed and variable rate debt maturities for each of the next five years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2023	2024(3)	2025	2026	2027	Thereafter	Total	Fair Value(1)
Fixed rate debt	$23,407	$20,675	$—	$—	$—	$—	$44,082	$43,000
Weighted average interest rate on fixed rate debt	4.65%	3.25%	—%	—%	—%	—%	3.99%
Variable rate debt	$647	$565,212	$—	$—	$—	$—	$565,859	$566,000
Average interest rate on variable rate debt(2)	1.55% + Variable Rate	1.55% + Variable Rate	—%	—%	—%	—%	1.55% + Variable Rate
_______________
FOOTNOTES:
(1)The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2022. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.
(2)Variable rates applicable to our variable rate debt include LIBOR and SOFR.
(3)In January 2023, the Company exercised its option to extend the maturity date for the $133.0 million outstanding under its Revolving Credit Facility by one year, extending the maturity date to May 2024. The variable rate debt maturities reflect the extended maturity date of the Revolving Credit Facility.
Throughout 2022, the Company had two interest rate caps in place, which expired on December 31, 2022. Prior to the expiration of these two interest rate caps, the Company’s debt was comprised of approximately 7.2% in fixed rate debt, approximately 60.7% in variable rate debt with interest rate protection and approximately 32.1% of unhedged variable rate debt (primarily related to our Credit Facilities) based on debt outstanding as of December 31, 2022. After the expiration of the interest rate caps on December 31, 2022, the Company’s debt was comprised of approximately 7.2% in fixed rate debt, approximately 2.5% in variable rate debt with interest rate protection and approximately 90.3% of unhedged variable rate debt. In February 2023, the Company purchased a short-term interest rate cap hedging the majority of its Credit Facilities and as of February 2023, the Company’s debt was comprised of approximately 7.2% in fixed rate debt, approximately 71.5% in variable rate debt with interest rate protection and approximately 21.3% of unhedged variable rate debt. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.
Management estimates that a hypothetical one-percentage point increase in variable rates, compared to variable rates as of December 31, 2022 and considering the impact of our interest rate caps that were in place as of March 8, 2023, would increase interest expense by approximately $3.5 million over the next twelve months. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR and SOFR does not factor in a potential change in variable rate debt levels or changes in our hedging strategy.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CNL Healthcare Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CNL Healthcare Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules appearing under Item 8 as listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Analysis of Real Estate Assets for Indicators of Impairment
As described in Notes 2 and 5 to the consolidated financial statements, the net carrying value of the Company’s real estate investment properties was $1.3 billion as of December 31, 2022. Real estate assets are reviewed by management on an ongoing basis to determine whether there are any impairment indicators. Management considers potential impairment indicators to primarily include (i) changes in a real estate asset’s operating performance, such as a current period net operating loss combined with a history of net operating losses, or a projection or forecast that demonstrates continuing losses associated with the use of a real estate asset or (ii) a current expectation that, more likely than not, a real estate asset will be sold or otherwise disposed of significantly before the end of its previously estimated holding period.

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
March 10, 2023
We have served as the Company's auditor since 2010.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
ASSETS	2022	2021
Real estate investment properties, net (including VIEs $30,906 and $42,612, respectively)	$1,313,438	$1,338,856
Assets held for sale	—	8,373
Cash (including VIEs $646 and $1,597, respectively)	69,504	53,161
Restricted cash (including VIEs $9 and $59, respectively)	4,070	4,520
Other assets (including VIEs $554 and $544, respectively)	36,868	18,700
Deferred rent, lease incentives and intangibles, net	13,423	12,970
Total assets	$1,437,303	$1,436,580
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $21,142 and $28,855, respectively)	$61,773	$89,400
Credit facilities	546,100	499,728
Accounts payable and accrued liabilities (including VIEs $533 and $1,489, respectively)	30,270	29,170
Other liabilities (including VIEs $91 and $299, respectively)	7,469	6,115
Due to related parties	1,397	1,406
Total liabilities	647,009	625,819
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 shares issued and 173,960 shares outstanding	1,740	1,740
Capital in excess of par value	1,516,926	1,516,926
Accumulated income	100,408	101,861
Accumulated distributions	(829,307)	(811,493)
Accumulated other comprehensive income	(16)	10
Total stockholders' equity	789,751	809,044
Noncontrolling interest	543	1,717
Total equity	790,294	810,761
Total liabilities and equity	$1,437,303	$1,436,580
The abbreviation VIEs above means variable interest entities.
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Rental income and related revenues	$26,862	$30,101	$26,287
Resident fees and services	295,799	265,321	280,854
Total revenues	322,661	295,422	307,141
Operating expenses:
Property operating expenses	226,845	197,562	193,427
General and administrative expenses	10,209	9,116	9,413
Asset management fees	14,074	15,733	18,051
Property management fees	14,703	12,981	13,772
Impairment provision	—	9,790	—
Depreciation and amortization	54,242	50,417	51,817
Total operating expenses	320,073	295,599	286,480
Gain on sale of real estate	6,282	—	1,074
Operating income (loss)	8,870	(177)	21,735
Other income (expense):
Interest and other income	4,663	720	5,655
Interest expense and loan cost amortization	(21,781)	(19,696)	(24,285)
Gain on change of control of a joint venture	8,376	—	—
Equity in earnings of unconsolidated entity	—	471	1,050
Total other expense	(8,742)	(18,505)	(17,580)
Income (loss) before income taxes	128	(18,682)	4,155
Income tax expense	(540)	(4,174)	(1,098)
(Loss) income from continuing operations	(412)	(22,856)	3,057
(Loss) income from discontinued operations	—	(10)	954
Net (loss) income	(412)	(22,866)	4,011
Less: Amounts attributable to noncontrolling interests
Net income from continuing operations	1,041	16	99
Net (loss) income attributable to common stockholders	$(1,453)	$(22,882)	$3,912
Net (loss) income per share of common stock (basic and diluted)
Continuing operations	$(0.01)	$(0.13)	$0.01
Discontinued operations	$—	$—	$0.01
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,960
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net (loss) income	$(412)	$(22,866)	$4,011
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative financial instruments, net	(26)	40	11
Reclassification of interest rate caps upon derecognition	—	—	2
Unrealized gain (loss) on derivative financial instruments of equity method investments	—	5	(12)
Total other comprehensive (loss) income	(26)	45	1
Comprehensive (loss) income	(438)	(22,821)	4,012
Less: Comprehensive income attributable to noncontrolling interest	1,041	16	99
Comprehensive (loss) income attributable to common stockholders	$(1,479)	$(22,837)	$3,913
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except per share data)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Accumulated Income (Loss)	Accumulated Distributions	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interest	Total Equity
		Number of Shares	Par Value
Balance at December 31, 2019	$558	173,960	$1,740	$1,516,926	$120,831	$(740,239)	$(36)	$899,222	$1,251	$901,031
Net income	44	—	—	—	3,912	—	—	3,912	55	4,011
Other comprehensive income	—	—	—	—	—	—	1	1	—	1
Distribution to noncontrolling interest	(30)	—	—	—	—	—	—	—	(92)	(122)
Cash distributions declared ($0.20480 per share)	—	—	—	—	—	(35,627)	—	(35,627)	—	(35,627)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	75	75
Balance at December 31, 2020	$572	173,960	$1,740	$1,516,926	$124,743	$(775,866)	$(35)	$867,508	$1,289	$869,369
Net income (loss)	22	—	—	—	(22,882)	—	—	(22,882)	(6)	(22,866)
Other comprehensive income	—	—	—	—	—	—	45	45	—	45
Distributions to noncontrolling interest	(89)	—	—	—	—	—	—	—	(71)	(160)
Cash distributions declared ($0.20480 per share)	—	—	—	—	—	(35,627)	—	(35,627)	—	(35,627)
Reclassification of redeemable noncontrolling interest	(505)	—	—	—	—	—	—	—	505	—
Balance at December 31, 2021	$—	173,960	$1,740	$1,516,926	$101,861	$(811,493)	$10	$809,044	$1,717	$810,761
Net (loss) income	—	—	—	—	(1,453)	—	—	(1,453)	1,041	(412)
Other comprehensive loss	—	—	—	—	—	—	(26)	(26)	—	(26)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,215)	(2,215)
Cash distributions declared ($0.10240 per share)	—	—	—	—	—	(17,814)	—	(17,814)	—	(17,814)
Balance at December 31, 2022	$—	173,960	$1,740	$1,516,926	$100,408	$(829,307)	$(16)	$789,751	$543	$790,294
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities:
Net (loss) income	$(412)	$(22,866)	$4,011
Net (loss) income from discontinued operations	—	(10)	954
Net (loss) income from continuing operations	(412)	(22,856)	3,057
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54,242	50,417	51,817
Amortization of loan costs	2,769	2,193	2,041
Amortization of premium for debt investments	(42)	(42)	(42)
Amortization of discounts	(151)	—	—
Straight-line rent adjustments	1,209	1,231	1,697
Deferred income tax expense	—	3,632	553
Loss on extinguishment of debt	28	43	35
Impairment provision	—	9,790	—
Write-off of deferred rent and lease related costs	—	—	2,468
Gain on sale of real estate	(6,282)	—	(1,074)
Gain on change of control of a joint venture	(8,376)	—	—
Other non-cash operating activities	984	1,304	1,212
Changes in operating assets and liabilities:
Other assets	(640)	(1,326)	1,299
Deferred rent and lease incentives	—	(250)	—
Accounts payable and accrued liabilities	76	4,718	505
Other liabilities	450	(2,108)	(1,003)
Due to related parties	(9)	(374)	(495)
Net cash flows provided by operating activities – continuing operations	43,846	46,372	62,070
Net cash flows (used in) provided by operating activities – discontinued operations	—	(10)	1,049
Net cash flows provided by operating activities	43,846	46,362	63,119
Investing activities:
Acquisition of joint venture interest, net of cash acquired	(1,134)	—	—
Net proceeds from sale of real estate	36,655	—	53,712
Capital expenditures	(17,789)	(14,186)	(12,231)
Purchase of held-to-maturity securities	(24,209)	—	—
Other investing activities	291	35	41
Net cash (used in) provided by investing activities – continuing operations	(6,186)	(14,151)	41,522
Net proceeds from sale of real estate	—	7,402	28,398
Net cash provided by investing activities – discontinued operations	—	7,402	28,398
Net cash (used in) provided by investing activities	$(6,186)	$(6,749)	$69,920

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Financing activities:
Distributions to stockholders	$(17,814)	$(35,627)	$(35,627)
Draws under credit facilities	45,000	238,000	40,000
Payment of loan costs	(328)	(2,404)	(122)
Principal payments on mortgages and other notes payable	(46,294)	(247,753)	(39,737)
Repayments on credit facilities	—	—	(80,000)
Distributions to noncontrolling interests	(2,215)	(160)	(122)
Other financing activities	(116)	1	43
Net cash flows used in financing activities	(21,767)	(47,943)	(115,565)
Net increase (decrease) in cash and restricted cash	15,893	(8,330)	17,474
Cash and restricted cash at beginning of period, including assets held for sale	57,681	66,011	48,537
Cash and restricted cash at end of period, including assets held for sale	$73,574	$57,681	$66,011

Supplemental disclosure of cash flow information (continuing operations):
Cash paid for interest, net	$17,020	$17,615	$23,181
Cash paid for taxes, net	$801	$690	$737
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022

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
In 2017, the Company began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders. As part of executing under possible strategic alternatives, the Company’s board of directors committed to a plan to sell 70 properties, including properties comprising its MOB/Healthcare portfolio. As of December 31, 2022, the Company had successfully completed the sale of the 70 properties.
As of December 31, 2022, the Company’s seniors housing portfolio was geographically diversified with properties in 26 states and consisted of interests in 70 properties, including 69 seniors housing communities and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases for real estate taxes, utilities, insurance and ordinary repairs). In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
2.    Summary of Significant Accounting Policies (Continued)
Government Grant Income — On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which provided, among other things, for the establishment of a Provider Relief Fund under the direction of the Department of Health and Human Services (“HHS”). Provider relief funds received under the CARES Act are deemed governmental grants provided that the recipient attests to and complies with certain terms and conditions. Grant income is recognized upon receipt of provider relief funds and when all the conditions of the grant have been met. During the years ended December 31, 2022, 2021 and 2020, the Company recorded approximately $4.3 million, $0.5 million and $5.3 million respectively, as other income in the accompanying consolidated statements of operations as all conditions of the grant had been met.
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
Impairment of Real Estate Assets — Real estate assets are reviewed on an ongoing basis to determine whether there are any impairment indicators. Management considers potential impairment indicators to primarily include (i) changes in a real estate asset’s operating performance, such as a current period net operating loss combined with a history of net operating losses, or a projection or forecast that demonstrates continuing losses associated with the use of a real estate asset or (ii) a current expectation that, more likely than not, a real estate asset will be sold or otherwise disposed of significantly before the end of its previously estimated holding period. To assess if an asset group is potentially impaired, management compares the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the asset group over its remaining useful life to the net carrying value of the asset group. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset group to the estimated fair value.
When impairment indicators are present for real estate indirectly owned, through an investment in a joint venture or other similar investment structure accounted for under the equity method, the Company compares the estimated fair value of its investment to the carrying value. An impairment charge will be recorded to the extent the fair value of the investment is less than the carrying value and the decline in value is determined to be other than a temporary decline.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
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
For any disposal(s) qualifying as discontinued operations, the Company allocates interest expense and loan cost amortization that directly relates to either: (1) expense on mortgages and other notes payable collateralized by properties classified as discontinued operations; or (2) expense on the Company’s credit facilities, which is allocated based on the value of the properties that are classified as discontinued operations if these properties are included in the credit facilities’ unencumbered pool of assets and the related indebtedness is required to be repaid upon sale of the properties.
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
Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less. As of December 31, 2022, certain of the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
Restricted Cash — Certain amounts of cash are escrowed to fund capital expenditures, property taxes and/or insurance as required by loan or lease terms, and certain security deposits represent restricted use funds.
Held-to-Maturity Securities — From time to time, the Company may invest in U.S. Treasuries, which it has designated as held-to-maturity (“HTM”) securities, because the Company has both the ability and the intent to hold them until maturity. All assets classified as HTM are included within other assets in the consolidated balance sheets and reported at stated cost plus any premiums or discounts. Premiums or discounts are amortized or accreted as interest and other income in the consolidated statement of operations.
The Company evaluates its HTM securities on a quarterly basis to assess whether a decline in the fair value of an HTM security below the Company’s amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors. Impairment is considered other-than-temporary if the Company does not expect to recover the security’s amortized cost basis.
Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest method. As of December 31, 2022 and 2021, the accumulated amortization of loan costs was approximately $8.9 million and $9.5 million, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
2.    Summary of Significant Accounting Policies (Continued)
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
The Company accounts for its resident agreements as a single performance obligation given the Company’s overall promise to provide a series of stand-ready goods and services to its residents each month. Resident fees and services are recorded in the period in which the goods are provided and the services are performed and generally consist of (1) monthly rent, which covers occupancy of the residents’ unit as well as basic services, such as utilities, meals and certain housekeeping services, and (2) service level charges, such as assisted living care, memory care and ancillary services. Resident agreements are generally short-term in nature, billed monthly in advance and cancellable by the residents with a 30-day notice. Resident agreements may require the payment of upfront fees prior to moving into the community with any non-refundable portion of such fees being recorded as deferred revenue and amortized over the estimated resident stay.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
2.    Summary of Significant Accounting Policies (Continued)
Derivative Financial Instruments — The Company and an unconsolidated equity method investment held by the Company use or have used derivative financial instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. Upon entry into a derivative, the Company or its unconsolidated equity method investment formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company or its unconsolidated equity method investment accounts for derivatives through the use of a fair value concept whereby the derivative positions are stated at fair value in other assets in the accompanying consolidated balance sheets. The fair value of derivatives used to hedge or modify risk fluctuates over time. As such, the fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transaction and to the overall reduction in the exposure relating to adverse fluctuations in interest rates on the Company’s or its unconsolidated equity method investment’s variable-rate debt. Realized and unrealized gain (loss) on derivative financial instruments designated by either the Company or its unconsolidated equity method investment as cash flow hedges are reported as a component of other comprehensive income (loss), a component of stockholders’ equity, in the accompanying consolidated statements of comprehensive income (loss) to the extent they are effective; reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings.
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
Fair Value Measurements — Fair value assumptions are based on the framework established in the fair value accounting guidance under GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes the following fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable:
•Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 — Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability either directly or indirectly; such as, quoted prices for similar assets or liabilities or other inputs that can be corroborated by observable market data.
•Level 3 — Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.
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
The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of December 31, 2022 and 2021 because of the relatively short maturities of the obligations.
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
2.    Summary of Significant Accounting Policies (Continued)
Share-Based Payments to Non-Employees — In connection with the expense support agreement described in Note 12. “Related Party Arrangements,” the Company may issue Restricted Stock to the Advisor on an annual basis in exchange for providing expense support in the event that cash distributions declared exceed MFFO as defined by the expense support agreement.
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
Redeemable Noncontrolling Interest — The Company classified redeemable equity securities in accordance with Accounting Standard Update (“ASU”) No. 2009-04, “Liabilities (Topic 480): Accounting for Redeemable Equity Instruments,” which required that equity securities redeemable at the option of the holder be classified outside of permanent stockholders’ equity. The Company classified redeemable equity securities as redeemable noncontrolling interest within the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity and redeemable noncontrolling interest during the year ended December 31, 2020. The Company evaluated the probability that the equity securities would become redeemable at each reporting period and, if determined probable, the Company measured the redemption value and recorded an adjustment to the carrying value of the equity securities as a component of redeemable noncontrolling interest. During the year ended December 31, 2021, the Company’s redeemable equity securities were reclassified to noncontrolling interests due to the expiration of the redemption option. The Company did not have redeemable equity securities during the year ended December 31, 2022.
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
YEAR ENDED DECEMBER 31, 2022
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
The Company has formed subsidiaries which elected to be taxed as a TRS for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to tax on its taxable income from its operations. The Company will account for federal and state income taxes with respect to a TRS using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities, the respective tax bases, operating losses and/or tax-credit carryforwards. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes the Company to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.
Investment in Unconsolidated Entity — The Company accounted for its investment in an unconsolidated joint venture under the equity method of accounting as the Company exercised significant influence, but did not maintain a controlling financial interest over these entities. The investment was recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entity. Based on the joint venture’s structure and any preference the Company received on distributions and liquidation, the Company recorded its equity in earnings (loss) of the unconsolidated entity under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognized income or loss in each period as if the net book value of the assets in the venture were hypothetically liquidated at the end of each reporting period pursuant to the provisions of the joint venture agreement. In any given period, the Company could have recorded more or less equity in earnings (loss) than actual cash distributions received or an investment balance that was more or less than what the Company may have received in the event of an actual liquidation. The Company determined whether distributions were classified as returns on investment or returns of investment based on the nature of the distribution. As described in Note 4. “Acquisition,” effective January 1, 2022, the Company acquired the remaining ownership interest in the Windsor Manor Joint Venture and consolidated the Windsor Manor Joint Venture. As of December 31, 2022, the Company did not have an investment in an unconsolidated entity.
Reclassifications — Certain amounts in the prior years’ consolidated balance sheet and statements of cash flows have been reclassified to conform to the current year’s presentation.
Recently Adopted Accounting Pronouncements — In Q1 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company subsequently elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt. Application of these expedients preserves the presentation of derivatives consistent with past presentation. Applications of this guidance did not have a material impact on its consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
3.    Revenue
The following table presents disaggregated revenue related to the Company’s resident fees and services during the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	Number of Units (Unaudited)			Revenues (in millions)			Percentage of Revenues
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Resident fees and services:
Independent living	2,223	2,243	2,256	$74.1	$69.6	$72.6	25.0%	26.2%	25.9%
Assisted living	3,041	2,960	2,947	146.9	128.9	138.1	49.7	48.6	49.2
Memory care	932	904	904	60.6	53.2	57.7	20.5	20.1	20.5
Other revenues	—	—	—	14.2	13.6	12.5	4.8	5.1	4.4
	6,196	6,107	6,107	$295.8	$265.3	$280.9	100.0%	100.0%	100.0%
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
The following table summarizes the fair market value of the assets and liabilities recorded as part of the acquisition, adjusted on a relative fair value basis for the difference between the consideration transferred and the fair market value of the net assets acquired, of the Windsor Manor Joint Venture as of the acquisition date (in thousands):

Equity method investment in unconsolidated joint venture	$4,737
Consideration paid for additional 25% interest in joint venture	3,310
Total equity method investment and consideration paid	$8,047

Cash	$2,097
Restricted cash	79
Prepaid and other assets	64
Real estate assets	29,384
Intangibles	4,281
Total assets acquired	35,905
Accounts payable and accrued expenses	(953)
Other liabilities	(61)
Mortgages and notes payable	(18,468)
Total liabilities assumed	(19,482)
Net assets acquired	$16,423

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
5.    Real Estate Assets, net
The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2022 and 2021 are as follows, excluding one asset held for sale (in thousands):

	December 31,
	2022	2021
Land and land improvements	$136,416	$131,312
Building and building improvements	1,495,552	1,486,630
Furniture, fixtures and equipment	105,784	101,063
Less: accumulated depreciation	(424,314)	(380,149)
Real estate investment properties, net	$1,313,438	$1,338,856
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
Depreciation expense on the Company’s real estate investment properties, net was approximately $50.7 million, $50.0 million and $51.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
6.    Intangibles, net
Effective January 1, 2022, as described in Note 4. “Acquisition,” the Company acquired the remaining 25% interest in the Windsor Manor Joint Venture from its joint venture partner. In-place lease intangibles of approximately $4.3 million were included in the net assets acquired. The weighted-average amortization period on the in-place lease intangibles was approximately 1.3 years.
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2022 and 2021 are as follows (in thousands):

	As of December 31,
	2022(1)	2021
In-place lease intangibles	$5,017	$3,944
Less: accumulated amortization	(3,769)	(3,512)
Intangible assets, net	$1,248	$432
_______________
FOOTNOTE:
(1)Excludes approximately $3.2 million of gross in-place lease intangibles and accumulated amortization related to fully amortized intangibles as of December 31, 2022.
For the years ended December 31, 2022, 2021 and 2020, amortization on the Company’s intangible assets was approximately $3.5 million, $0.4 million and $0.4 million, respectively, all of which was included in depreciation and amortization in the Company's consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
6.    Intangibles, net (Continued)
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter, in the aggregate, as of December 31, 2022 is as follows (in thousands):

2023	$1,144
2024	73
2025	31
2026	—
2027	—
Thereafter	—
$1,248
7.    Assets Held For Sale and Discontinued Operations
Assets Held for Sale
The Company received an unsolicited offer and entered into a purchase and sale agreement for the Hurst Specialty Hospital with an unrelated third party in March 2022 and classified this property as held for sale as of December 31, 2021 in the accompanying consolidated balance sheet. In conjunction therewith, the Company determined that the carrying value of this property was not recoverable and during the year ended December 31, 2021, recorded an impairment provision of approximately $9.8 million to write-down the carrying value of its Hurst Specialty Hospital to its estimated sales proceeds expected from the sale of the Hurst Specialty Hospital. As a result, the Hurst Specialty Hospital was carried at fair value as of December 31, 2021. The Level 3 unobservable inputs used in determining the fair value were based on estimated sales proceeds.
The Company sold the Hurst Specialty Hospital in April 2022, received net sales proceeds of $8.3 million and did not record a gain or loss on sale for financial reporting purposes. The sale of the Hurst Specialty Hospital did not cause a strategic shift in the Company's operations, and was not considered significant; therefore, this property did not qualify as discontinued operations and the Company recorded all operating results from the Hurst Specialty Hospital as income or loss from continuing operations for all periods presented.
Assets held for sale consisted of real estate held for sale, net as of December 31, 2021. The Company did not have any properties classified as held for sale as of December 31, 2022.
Discontinued Operations
During the years ended December 31, 2021 and 2020, the Company recorded (loss) income from discontinued operations of approximately $(0.01) million and $1.0 million, respectively, because it classified the revenues and expenses related to two properties as discontinued operations in the accompanying consolidated statements of operations. One of these properties was sold in January 2021 and the other was sold in February 2020. These two properties were identified for sale as part of the plan to sell the MOB/Healthcare portfolio described in Note 1. “Organization,” and the Company determined that the sale of these properties represented a strategic shift in the Company’s operations. The Company did not have any properties for which it had classified the revenues and expenses as discontinued operations during the year ended December 31, 2022.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
8.    Held-to-Maturity Securities
The following presents the face value and carrying value of investments in short term securities by collateral type as of December 31, 2022 (in thousands):

U.S. Treasuries
Amortized cost basis	$24,360
Gross unrealized losses	(27)
Fair value	$24,333
In determining the fair value of the Company’s investments in short term securities, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company categorizes the fair value measurement of these assets as Level 2.
As of December 31, 2022, the Company’s investments in short term securities had an estimated weighted average life remaining of approximately eight months.
In evaluating investments in short term securities for other-than-temporary impairment, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred and the credit loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the year ended December 31, 2022, as expected cash flows were greater than amortized cost for all short term securities held.
The Company did not have HTM securities during the year ended or as of December 31, 2021.
9.    Operating Leases
As of December 31, 2022, the Company owned 15 seniors housing properties that have been leased to two tenants under triple-net operating leases. Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities and, therefore, such amounts are not included in the Company’s consolidated financial statements. However, if the tenant does not pay the real estate taxes, the Company will be liable for such amounts. As of December 31, 2022, the total annualized property tax assessed on these properties was approximately $3.2 million.
As of December 31, 2022, the Company’s triple-net operating leases had a weighted average remaining lease term of 4.7 years based on annualized base rents expiring between 2025 and 2032. Our tenants hold options to extend the lease terms at certain properties for five-year periods, which are generally subject to similar terms and conditions provided under the initial lease term, including rent increases. The Company’s lease term is determined based on the non-cancellable lease term unless economic incentives make it reasonably certain that an extension option will be exercised, in which case the Company includes the extended lease term.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
9.    Operating Leases (Continued)
The following are future minimum lease payments for the Company’s 15 senior housing properties to be received under non-cancellable operating leases for the next five years and thereafter, in the aggregate, as of December 31, 2022 (in thousands):

2023	$26,888
2024	27,337
2025	20,708
2026	9,287
2027	9,556
Thereafter	43,259
$137,035
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
10.    Variable Interest Entities
As of December 31, 2022 and 2021, the Company had two subsidiaries classified as VIEs. These subsidiaries are joint ventures in which the equity interest consists of non-substantive protective voting rights. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these subsidiaries due to its power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements. As described above in Note 5. “Real Estate Assets, net,” in August 2022, the Company sold the property owned by one of these subsidiaries, received net sales proceeds of $16.0 million and distributed approximately $2.0 million to the noncontrolling interest owner representing their pro rata share of the net sales proceeds in accordance with the terms of the joint venture agreement.
The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of December 31, 2022 and 2021 are as follows (in thousands):

	As of December 31,
	2022	2021
Assets:
Real estate investment properties, net	$30,906	$42,612
Cash	$646	$1,597
Restricted cash	$9	$59
Other assets	$554	$544
Liabilities:
Mortgages and other notes payable, net	$21,142	$28,855
Accounts payable and accrued liabilities	$533	$1,489
Other liabilities	$91	$299
The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $9.7 million as of December 31, 2022. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
11.    Indebtedness
The following table provides details of the Company’s indebtedness as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Mortgages payable and other notes payable:
Fixed rate debt(1)	$44,082	$89,766
Variable rate debt(1)(2)(3)	17,859	—
Premium(4)	17	59
Loan costs, net	(185)	(425)
Total mortgages and other notes payable, net	61,773	89,400
Credit facilities:
Revolving Credit Facility(6)(7)	133,000	88,000
Term Loan Facility(5)(6)(7)	265,000	265,000
2021 Term Loan Facility(5)(6)(7)	150,000	150,000
Loan costs, net related to Term Loan Facilities	(1,900)	(3,272)
Total credit facilities, net	546,100	499,728
Total indebtedness, net	$607,873	$589,128
_______________
FOOTNOTES:
(1)As of December 31, 2022 and 2021, the Company’s mortgages and other notes payable are collateralized by seven properties with total carrying value of approximately $92.7 million and $135.4 million, respectively.
(2)In connection with the acquisition of the 25% interest in the Windsor Manor Joint Venture, the Company consolidated the net assets of the joint venture effective January 1, 2022, including the debt associated with the properties, at fair value. The debt collateralized by the five Windsor Manor properties pay interest at a rate of 2.50% plus 30-day LIBOR and matures in February 2024. The 30-day LIBOR was approximately 4.39% as of December 31, 2022.
(3)As of December 31, 2022, the Company had interest rate protection through an interest rate cap with a notional amount of $15.0 million. Refer to Note 13. “Derivative Financial Instruments” for additional information.
(4)Premium is reflective of the Company recording mortgage note payables assumed at fair value on the respective acquisition dates.
(5)As of December 31, 2021 and during the year ended December 31, 2022, the Company had interest rate protection through interest rate caps with notional amounts of $355.0 million. The interest rate caps expired on December 31, 2022. Refer to Note 13. “Derivative Financial Instruments” for additional information.
(6)As of December 31, 2022 and 2021, the Company had undrawn availability under the applicable revolving credit facility of approximately $117.0 million and $14.1 million, respectively, based on the value of the properties in the unencumbered pool of assets supporting the loan.
(7)Term SOFR (as defined by the agreements governing the Credit Facilities) was approximately 4.46% as of December 31, 2022. The 30-day LIBOR was approximately 0.10% as of December 31, 2021.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
11.    Indebtedness (Continued)
In September 2021, the Company entered into a new term loan agreement (the “Term Loan Agreement”), which provided for an additional $150 million senior unsecured term loan facility (the “2021 Term Loan Facility”) to complement and become part of the Company's existing credit facilities (collectively with the Revolving Credit Facility, the “Credit Facilities”). The 2021 Term Loan Facility has an initial term that is co-terminus with the Credit Facilities, maturing May 15, 2024, subject to one 12-month extension, and through September 2022, bore interest based on 30-day LIBOR plus a spread that varies with the Company's leverage ratio. The 2021 Term Loan Facility is pre-payable at any time in whole or part without fees or penalties, has a borrowing availability calculation that is subject to a similar borrowing base calculation as the Credit Facilities and contains similar affirmative, negative and financial covenants as the covenants in the Credit Facilities. Upon the execution of the Term Loan Agreement, the Company paid fees totaling approximately $0.9 million to unrelated third parties and a refinancing coordination fee to the Advisor of approximately $1.5 million. See Note 12. “Related Party Arrangements” for additional information regarding the financing coordination fee. In October 2021, the Company refinanced secured indebtedness of approximately $238.0 million, consisting of debt collateralized by 22 properties, in advance of its scheduled maturity of January 2022 using proceeds from the unsecured 2021 Term Loan Facility and available borrowings under its Revolving Credit Facility.
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
The following is a schedule of future principal payments for the Company’s total indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2022 (in thousands):

2023(1)	$157,054
2024	452,887
2025	—
2026	—
2027	—
Thereafter	—
$609,941
_______________
FOOTNOTE:
(1)Amounts include $133 million outstanding under the Company’s Revolving Credit Facility and a mortgage loan maturing in June 2023 of approximately $23 million. Refer to Note 18. “Subsequent Events” for information on the extension of the maturity date of the Revolving Credit Facility and the repayment of the $23 million mortgage loan in advance of its scheduled maturity.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
11.    Indebtedness (Continued)
The following table details the Company’s mortgages and other notes payable as of December 31, 2022 and 2021 (in thousands):

Property and Loan Type	Interest Rate at December 31, 2022	Payment Terms	Maturity Date(1)	December 31,
				2022	2021
Primrose I Communities; Mortgage Loan	4.11% per annum	Monthly principal and interest payments based on a 30-year amortization schedule	9/1/2022	$—	$45,019
Watercrest at Mansfield; Mortgage Loan (2)	4.68% per annum	Monthly principal and interest payments based on a total payment of $143,330	6/1/2023	22,854	23,473
Watercrest at Katy; Mortgage Loan	3.25% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	11/15/2024	21,228	21,274
	Total fixed rate debt			44,082	89,766
Windsor Manor Communities; Mortgage Loan (3)	30-Day LIBOR plus 2.50% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	2/28/2024	17,859	—
	Total variable rate debt			17,859	—
	Total mortgages and other notes payable			$61,941	$89,766
_______________
FOOTNOTES:
(1)Represents the initial maturity date (or, as applicable, the maturity date as extended).
(2)The balance for this loan excludes a remaining premium of $0.02 million related to the mortgage note payable assumed being recorded at fair value on the acquisition date. The Company repaid this loan on March 1, 2023. Refer to Note 18. “Subsequent Events” for additional information.
(3)In connection with the acquisition of the 25% interest in the Windsor Manor Joint Venture, the Company consolidated the net assets of the joint venture effective January 1, 2022, including the debt associated with the properties, at fair value.
The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of December 31, 2022 and 2021 (in millions):

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$60.8	$61.8	$90.4	$89.4
Credit facilities, net	$548.0	$546.1	$503.0	$499.7

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
11.    Indebtedness (Continued)
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
Generally, the loan agreements for the Company’s mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary events of default and remedies for the lenders. As of December 31, 2022, the Company was in compliance with all financial covenants related to its mortgage loans.
The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of December 31, 2022, the Company was in compliance with all financial covenants related to its Credit Facilities.
12.    Related Party Arrangements
The Company is externally advised and has no direct employees. Certain of the Company’s executive officers are executive officers of or are on the board of managers of the Advisor.
In connection with services provided to the Company, affiliates are entitled to the following fees:
Advisor — The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, offering, acquisition and operating activities. Pursuant to the advisory agreement, as amended, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties (including its proportionate share of properties acquired through joint ventures) for services rendered in connection with the selection, evaluation, structure and purchase of assets. In addition, the Advisor is entitled to receive a monthly asset management fee based on the average real estate asset value (as defined in the advisory agreement) of the Company’s properties, including its proportionate share of properties owned through joint ventures. In May 2022, the Company extended its advisory agreement with the Advisor through June 2023. The Advisor earns an asset management fee equal to 0.8% per annum of average invested assets, which was reduced in May 2021 from 1.0% per annum. The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
12.    Related Party Arrangements (Continued)
The Company will pay the Advisor, if a substantial amount of services are provided as determined by the Company’s independent directors, a disposition fee in an amount equal to 0.8% of (a) the gross market capitalization of the Company upon the occurrence of a listing on a national securities exchange, (b) the gross consideration paid to the Company or its stockholders upon the occurrence of any other liquidity event of the Company (including the sale of the Company or a portion thereof), or (c) the gross sales price upon the sale or transfer of one or more of its properties. The disposition fee was decreased from 1.0% to 0.8% effective May 2021. The Company will not pay its Advisor a disposition fee in connection with the sale of investments that are securities. A disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor, provided that when added to the sum of all brokerage and real estate fees and commissions paid to unaffiliated parties, the disposition fee to the Advisor may not exceed the lesser of (i) a competitive real estate or brokerage commission or (ii) an amount equal to 6% of the gross sales price.
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
Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”). In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments for the benefit of expense support under the Expense Support Agreement. The Company did not incur operating expenses in excess of the Limitation during the Expense Years ended December 31, 2022, 2021 and 2020.
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
YEAR ENDED DECEMBER 31, 2022
12.    Related Party Arrangements (Continued)
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
No expense support was received for the years ended December 31, 2022, 2021 and 2020.
CNL Capital Markets LLC — CNL Capital Markets LLC, an affiliate of CNL, receives a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the term of the agreement. For each of the years ended December 31, 2022, 2021 and 2020, the Company incurred approximately $0.9 million in such fees. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.
Co-Venture Partners —The Company incurs operating expenses which, in general, relate to administration of the Company and its subsidiaries on an ongoing basis.
The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the years ended December 31, 2022, 2021 and 2020, and related amounts unpaid as of December 31, 2022 and 2021 are as follows (in thousands):

	Years Ended December 31,			Unpaid amounts as of (1)
	2022	2021	2020	December 31, 2022	December 31, 2021
Reimbursable expenses:
Operating expenses (2)	$3,056	$2,972	$3,517	$238	$214
	3,056	2,972	3,517	238	214

Investment services fee (3)	60	—	—	—	—
Disposition fee (4)	195	—	143	—	—
Financing coordination fees (5)	—	1,500	61	—	—
Asset management fees	14,074	15,740	18,190	1,159	1,192
	$17,385	$20,212	$21,911	$1,397	$1,406
_______________
FOOTNOTES:
(1)Amounts are recorded as due to related parties in the accompanying consolidated balance sheets.
(2)Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying consolidated balance sheets.
(3)For the year ended December 31, 2022, the Company incurred approximately $0.1 million in investment services fees, all of which was capitalized and included in real estate assets, net in the accompanying consolidated balance sheets. For the years ended December 31, 2021 and 2020, the Company did not incur any investment services fees.
(4)Amounts are recorded as a reduction to gain on sale of real estate in the accompanying consolidated statements of operations.
(5)For the years ended December 31, 2021 and 2020, the Company incurred financing coordination fees of approximately $1.5 million and $0.1 million, respectively, all of which were capitalized as loan costs and reflected in mortgages and other notes payable, net in the accompanying consolidated balance sheets. The Company did not incur any financing coordination fees for the year ended December 31, 2022.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
12.    Related Party Arrangements (Continued)
No amounts were settled or paid in the form of Restricted Stock in accordance with the expense support agreements for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, approximately $13.6 million of asset management fees had been settled in exchange for approximately 1.3 million shares of Restricted Stock. The number of Restricted Stock shares granted to the Advisor in lieu of payment in cash was determined by dividing the expense support amount for the respective determination date by the then-current NAV per share. At grant date, no fair value was assigned to the Restricted Stock shares as the shares were valued at zero, which represented the lowest possible value estimated at vesting. In addition, the Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of December 31, 2022.
Cash distributions paid on Restricted Stock shares for the years ended December 31, 2022, 2021 and 2020 were $0.136 million, $0.273 million and $0.273 million, respectively. The cash distributions on Restricted Stock shares were recognized as compensation expense as declared and included in general and administrative expense in the accompanying consolidated statements of operations.
13.    Derivative Financial Instruments
The following summarizes the terms of the Company's, or its equity method investment's, interest rate caps and the corresponding asset as of December 31, 2022 and 2021 (in thousands):

Notional Amount(1)	Strike	Trade	Forward	Maturity Date	Fair Value Asset as of December 31,
					2022	2021
$130,000	1.0%	10/7/2021	10/7/2021	12/31/2022	$—	$63
$225,000	2.0%	12/22/2021	12/31/2021	12/31/2022	$—	$28
$15,000	3.5%	12/28/2022	12/28/2022	7/1/2023	$99	$—
_______________
FOOTNOTE:
(1)Amounts related to the interest rate caps held by the Company are recorded at fair value and included in other assets in the accompanying consolidated balance sheets.
Although the Company has determined that the majority of the inputs used to value its interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate caps utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate cap positions and has determined that the credit valuation adjustments on the overall valuation adjustments are not significant to the overall valuation of its interest rate caps. As a result, the Company determined that its interest rate cap valuation in its entirety is classified in Level 2 of the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments which could, in turn, impact the Company’s results of operations.
See Note 18. “Subsequent Events” for information regarding interest rate caps purchased after December 31, 2022.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
14.    Equity
Stockholders’ Equity:
Distributions — In March 2022, the Board approved a reduction in the quarterly distribution rate from $0.0512 per share to $0.0256 per share starting with the first quarter 2022 distribution. For the years ended December 31, 2022, 2021 and 2020, the Company declared cash distributions of $17.8 million, $35.6 million and $35.6 million, respectively, and all of which were paid in cash to stockholders.
The tax composition of the Company’s distributions declared for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
	2022	2021	2020
Ordinary income	—%	43.82%	21.88%
Capital gain	—%	—%	0.62%
Unrecaptured Sec. 1250 gain	—%	—%	11.15%
Return of capital	100.00%	56.18%	66.35%
Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investment, and included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments			Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings
	Years Ended December 31,				Years Ended December 31,
	2022	2021	2020		2022	2021	2020
Interest rate caps	$(26)	$40	$11	Interest expense and loan cost amortization	$(82)	$(32)	$(44)
Reclassification of interest rate caps upon derecognition	—	—	2	Interest expense and loan cost amortization	—	—	(2)
Interest rate cap held by unconsolidated joint venture	—	5	(12)	Equity in earnings of unconsolidated entity	—	(5)	(3)
Total	$(26)	$45	$1		$(82)	$(37)	$(49)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
15.    Income Taxes
For the years ended December 31, 2022, 2021 and 2020, the Company recorded net current tax expense and deferred tax assets related to deferred income at its TRS entities. The components of the income tax expense for the years ended December 31, 2022, 2021 and 2020, excluding amounts related to discontinued operations, were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$(10)	$(10)	$51
State	(530)	(532)	(596)
Total current expense	(540)	(542)	(545)
Deferred:
Federal	—	(3,379)	(552)
State	—	(253)	(1)
Total deferred expense	—	(3,632)	(553)
Income tax expense	$(540)	$(4,174)	$(1,098)
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 are as follows:

	2022	2021
Carryforwards of net operating loss	$18,647	$10,847
Prepaid rent	1,044	985
Valuation allowance	(19,691)	(11,832)
Deferred tax assets, net	$—	$—
A reconciliation of the income tax expense computed at the statutory U.S. federal tax rate on income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2022		2021		2020
Tax (expense) benefit computed at federal statutory rate	$(27)	(21.00)%	$3,923	21.00%	$(873)	(21.00)%
Impact of REIT election	5,714	4,465.61	1,575	8.43	303	7.28
State income tax expense net of federal benefit	630	492.27	706	3.78	(160)	(3.84)
Effect of change in valuation allowance	(6,857)	(5,358.79)	(10,378)	(55.55)	(368)	(8.86)
Income tax expense	$(540)	(421.91)%	$(4,174)	(22.34)%	$(1,098)	(26.42)%
The Company’s TRS entities had net operating loss carryforwards for federal and state purposes of approximately $70.8 million and $39.5 million as of December 31, 2022 and 2021, respectively, to offset future taxable income. If not utilized, the federal net operating loss carryforwards will begin to expire in 2032, and the state net operating loss carryforwards are currently subject to expiration. The Company has $56.6 million net operating loss carry-forwards with an indefinite carryforward period. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. The tax years 2019 and forward remain subject to examination by taxing authorities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2022
16.    Commitments and Contingencies
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
As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period. As of December 31, 2022, the Company had one remaining promoted interest agreement with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, the developer will be entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development. The established performance metrics were not met or probable of being met as of December 31, 2022.
The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares for financial reporting purposes that were issued pursuant to the Advisor expense support agreement. Refer to Note 12. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares.
17.    Concentration of Credit Risk
For the years ended December 31, 2022, 2021 and 2020, the Company had a geographical concentration accounting for 10% or more of its total revenues, excluding the properties classified as discontinued operations, as follows:

	Type of Concentration	Years Ended December 31,
		2022	2021	2020
State of Texas (1)	Geographical	20.6%	21.3%	21.0%
_______________
FOOTNOTE:
(1)Includes rental income and related revenues and resident fees and services. Adverse economic developments in this geographical area could significantly impact the Company’s results of operations and cash flows from operations, which in turn would impact its ability to pay debt service and make distributions to stockholders.
18.    Subsequent Events
In January 2023, the Company exercised its one-year extension option for the $133.0 million outstanding under its Revolving Credit Facility, which extended the maturity date to May 2024. In February 2023, the Company purchased a short-term interest rate cap with a notional value of $420.0 million and a strike of 3.5%, to hedge the majority of its Credit Facilities. The interest rate cap matures in August 2023. In March 2023, the Company repaid a mortgage loan of approximately $23 million, which was collateralized by the Watercrest at Mansfield property and scheduled to mature in June 2023.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Year
2020	Deferred tax asset valuation allowance	$(1,108)	$—	$(356)	$(1,464)
	Allowance for doubtful accounts	(1,927)	(2,252)	1,156	(3,023)
		$(3,035)	$(2,252)	$800	$(4,487)

2021	Deferred tax asset valuation allowance	$(1,464)	$(3,632)	$(6,736)	$(11,832)
	Allowance for doubtful accounts	(3,023)	(1,278)	1,161	(3,140)
		$(4,487)	$(4,910)	$(5,575)	$(14,972)

2022	Deferred tax asset valuation allowance	$(11,832)	$—	$(7,859)	$(19,691)
	Allowance for doubtful account	(3,140)	(902)	2,439	(1,603)
		$(14,972)	$(902)	$(5,420)	$(21,294)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2022 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Primrose Retirement Community of Casper Casper, Wyoming	$—	$1,910	$16,310	$61	$337	$—	$1,971	$16,647	$—	$18,618	$(4,818)	2004	2/16/2012	(1)
Primrose Retirement Community of Grand Island Grand Island, Nebraska	—	719	12,140	83	1	—	802	12,141	—	12,943	(3,653)	2005	2/16/2012	(1)
Primrose Retirement Community of Mansfield Mansfield, Ohio	—	650	16,720	229	79	—	879	16,799	—	17,678	(5,084)	2007	2/16/2012	(1)
Primrose Retirement Community of Marion Marion, Ohio	—	889	16,305	110	7	—	999	16,312	—	17,311	(4,826)	2006	2/16/2012	(1)
Sweetwater Retirement Community Billings, Montana	—	1,578	14,205	19	30	—	1,597	14,235	—	15,832	(4,099)	2006	2/16/2012	(1)
HarborChase of Villages Crossing Lady Lake, Florida ("The Villages")	—	2,165	—	1,024	15,544	—	3,189	15,544	—	18,733	(3,814)	2013	8/29/2012	(1)
Primrose Retirement Community Cottages Aberdeen, South Dakota	—	311	3,794	—	—	—	311	3,794	—	4,105	(1,052)	2005	12/19/2012	(1)
Primrose Retirement Community of Council Bluffs Council Bluffs, Iowa (“Omaha”)	—	1,144	11,117	46	16	—	1,190	11,133	—	12,323	(3,174)	2008	12/19/2012	(1)
Primrose Retirement Community of Decatur Decatur, Illinois	—	513	16,706	105	184	—	618	16,890	—	17,508	(4,607)	2009	12/19/2012	(1)
Primrose Retirement Community of Lima Lima, Ohio	—	944	17,115	8	15	—	952	17,130	—	18,082	(4,662)	2006	12/19/2012	(1)
Primrose Retirement Community of Zanesville Zanesville, Ohio	—	1,184	17,292	—	74	—	1,184	17,366	—	18,550	(4,737)	2008	12/19/2012	(1)
Capital Health of Symphony Manor Baltimore, Maryland	—	2,319	19,444	7	305	—	2,326	19,749	—	22,075	(5,281)	2011	12/21/2012	(1)
Curry House Assisted Living & Memory Care Cadillac, Michigan	—	995	11,072	15	457	—	1,010	11,529	—	12,539	(3,005)	1966	12/21/2012	(1)
Tranquillity at Fredericktowne Frederick, Maryland	—	808	14,291	41	6,529	—	849	20,820	—	21,669	(5,889)	2000	12/21/2012	(1)
Brookridge Heights Assisted Living & Memory Care Marquette, Michigan	—	595	11,339	119	5,086	—	714	16,425	—	17,139	(4,801)	1998	12/21/2012	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
AS OF DECEMBER 31, 2022 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Woodholme Gardens Assisted Living & Memory Care Pikesville, Maryland (“Baltimore”)	$—	$1,603	$13,472	$54	$111	$—	$1,657	$13,583	$—	$15,240	$(3,676)	2010	12/21/2012	(1)
HarborChase of Jasper Jasper, Alabama	—	355	6,358	23	68	—	378	6,426	—	6,804	(1,611)	1998	7/31/2013	(1)
Raider Ranch Lubbock, Texas	—	4,992	48,818	658	13,297	—	5,650	62,115	—	67,765	(14,625)	2009	8/29/2013	(1)
Town Village Oklahoma City, Oklahoma	—	1,020	19,847	103	1,665	—	1,123	21,512	—	22,635	(5,465)	2004	8/29/2013	(1)
Prestige Senior Living Beaverton Hills Beaverton, Oregon	—	1,387	10,324	13	85	—	1,400	10,409	—	11,809	(2,534)	2000	12/2/2013	(1)
Prestige Senior Living High Desert Bend, Oregon	—	835	11,252	17	430	—	852	11,682	—	12,534	(2,906)	2003	12/2/2013	(1)
MorningStar of Billings Billings, Montana	—	4,067	41,373	54	589	—	4,121	41,962	—	46,083	(10,778)	2009	12/2/2013	(1)
MorningStar of Boise Boise, Idaho	—	1,663	35,752	292	355	—	1,955	36,107	—	38,062	(8,792)	2007	12/2/2013	(1)
Prestige Senior Living Huntington Terrace Gresham, Oregon (“Portland”)	—	1,236	12,083	2	127	—	1,238	12,210	—	13,448	(3,028)	2000	12/2/2013	(1)
MorningStar of Idaho Falls Idaho Falls, Idaho	—	2,006	40,397	64	420	—	2,070	40,817	—	42,887	(10,124)	2009	12/2/2013	(1)
Prestige Senior Living Arbor Place Medford, Oregon	—	355	14,083	11	934	—	366	15,017	—	15,383	(3,492)	2003	12/2/2013	(1)
Prestige Senior Living Orchard Hills Salem, Oregon	—	545	15,544	134	228	—	679	15,772	—	16,451	(3,795)	2002	12/2/2013	(1)
Prestige Senior Living Southern Hills Salem, Oregon	—	653	10,753	55	170	—	708	10,923	—	11,631	(2,652)	2001	12/2/2013	(1)
MorningStar of Sparks Sparks, Nevada	—	3,986	47,968	16	566	—	4,002	48,534	—	52,536	(12,048)	2009	12/2/2013	(1)
Prestige Senior Living Five Rivers Tillamook, Oregon	—	1,298	14,064	18	571	—	1,316	14,635	—	15,951	(3,685)	2002	12/2/2013	(1)
Prestige Senior Living Riverwood Tualatin, Oregon (“Portland”)	—	1,028	7,429	12	224	—	1,040	7,653	—	8,693	(1,920)	1999	12/2/2013	(1)
Prestige Senior Living Auburn Meadows Auburn, Washington ("Seattle")	—	2,537	17,261	—	1,555	—	2,537	18,816	—	21,353	(4,387)	2003/2010	2/3/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
AS OF DECEMBER 31, 2022 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Prestige Senior Living Bridgewood Vancouver, Washington ("Portland")	$—	$1,603	$18,172	$10	$474	$—	$1,613	$18,646	$—	$20,259	$(4,344)	2001	2/3/2014	(1)
Prestige Senior Living Monticello Park Longview, Washington	—	1,981	23,056	1	73	—	1,982	23,129	—	25,111	(5,516)	2001/2010	2/3/2014	(1)
Prestige Senior Living Rosemont Yelm, Washington	—	668	14,564	14	165	—	682	14,729	—	15,411	(3,461)	2004	2/3/2014	(1)
Wellmore of Tega Cay Tega Cay, South Carolina ("Charlotte")	—	2,445	—	2,755	23,457	—	5,200	23,457	—	28,657	(5,883)	2015	2/7/2014	(1)
Isle at Cedar Ridge Cedar Park, Texas ("Austin")	—	1,525	16,277	—	670	—	1,525	16,947	—	18,472	(4,157)	2011	2/28/2014	(1)
Prestige Senior Living West Hills Corvallis, Oregon	—	842	12,603	11	419	—	853	13,022	—	13,875	(3,142)	2002	3/3/2014	(1)
HarborChase of Plainfield Plainfield, Illinois	—	1,596	21,832	123	351	—	1,719	22,183	—	23,902	(5,219)	2010	3/28/2014	(1)
Legacy Ranch Alzheimer's Special Care Center Midland, Texas	—	917	9,982	34	212	—	951	10,194	—	11,145	(2,427)	2012	3/28/2014	(1)
The Springs Alzheimer's Special Care Center San Angelo, Texas	—	595	9,658	9	206	—	604	9,864	—	10,468	(2,369)	2012	3/28/2014	(1)
Isle at Watercrest - Bryan Bryan, Texas	—	3,223	40,581	45	2,575	—	3,268	43,156	—	46,424	(10,379)	2011	4/21/2014	(1)
Isle at Watercrest - Mansfield Mansfield, Texas ("Dallas/Fort Worth")	—	997	24,635	—	363	—	997	24,998	—	25,995	(5,715)	2011	5/5/2014	(1)
Watercrest at Katy Katy, Texas ("Houston")	21,228	4,000	—	127	33,996	—	4,127	33,996	—	38,123	(5,559)	2016	6/27/2014	(1)
Watercrest at Mansfield Mansfield, Texas ("Dallas/Fort Worth")	22,854	2,191	42,740	24	990	—	2,215	43,730	—	45,945	(10,001)	2010	6/30/2014	(1)
HarborChase of Shorewood Shorewood, Wisconsin ("Milwaukee")	—	2,200	—	304	19,868	—	2,504	19,868	—	22,372	(3,748)	2015	7/8/2014	(1)
Fairfield Village of Layton Layton, Utah ("Salt Lake City")	—	5,217	54,167	344	648	—	5,561	54,815	—	60,376	(12,535)	2010	11/20/2014	(1)
Primrose Retirement Center of Anderson Anderson, Indiana ("Muncie")	—	1,342	19,083	—	33	—	1,342	19,116	—	20,458	(4,094)	2008	5/29/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
AS OF DECEMBER 31, 2022 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Primrose Retirement Center of Lancaster Lancaster, Ohio ("Columbus")	$—	$2,840	$21,884	$51	$345	$—	$2,891	$22,229	$—	$25,120	$(5,179)	2007	5/29/2015	(1)
Primrose Retirement Center of Wausau Wausau, Wisconsin ("Green Bay")	—	1,089	18,653	3	15	—	1,092	18,668	—	19,760	(3,837)	2008	5/29/2015	(1)
Superior Residences of Panama City Panama City Beach, Florida	—	2,099	19,367	14	116	—	2,113	19,483	—	21,596	(4,107)	2015	7/15/2015	(1)
The Hampton at Meadows Place Fort Bend, Texas ("Houston")	—	715	24,281	11	383	—	726	24,664	—	25,390	(4,790)	2007/2013/ 2014	7/31/2015	(1)
The Pavilion at Great Hills Austin, Texas	—	1,783	29,318	53	284	—	1,836	29,602	—	31,438	(5,809)	2010	7/31/2015	(1)
The Beacon at Gulf Breeze Gulf Breeze, Florida ("Pensacola")	—	824	24,106	89	381	—	913	24,487	—	25,400	(4,943)	2008	7/31/2015	(1)
Parc at Piedmont Marietta, Georgia ("Atlanta")	—	3,529	43,080	36	1,582	—	3,565	44,662	—	48,227	(8,866)	2001/2011	7/31/2015	(1)
Parc at Duluth Duluth, Georgia ("Atlanta")	—	5,951	42,458	70	2,726	—	6,021	45,184	—	51,205	(8,755)	2003/2012	7/31/2015	(1)
Waterstone on Augusta Greenville, South Carolina	—	2,253	—	2,116	20,882	—	4,369	20,882	—	25,251	(3,876)	2017	8/31/2015	(1)
Wellmore of Lexington Lexington, South Carolina ("Columbia")	—	2,300	—	3,204	43,101	—	5,504	43,101	—	48,605	(7,239)	2017	9/14/2015	(1)
Palmilla Senior Living Albuquerque, New Mexico	—	4,701	38,321	33	225	—	4,734	38,546	—	43,280	(7,650)	2013	9/30/2015	(1)
Cedar Lake Assisted Living and Memory Care Lake Zurich, Illinois ("Chicago")	—	2,412	25,126	38	105	—	2,450	25,231	—	27,681	(5,001)	2014	9/30/2015	(1)
The Shores of Lake Phalen Maplewood, Minnesota ("St. Paul")	—	2,724	25,093	10	108	—	2,734	25,201	—	27,935	(4,907)	2012	11/10/2015	(1)
Dogwood Forest of Grayson Grayson, Georgia	—	1,788	—	112	22,084	—	1,900	22,084	—	23,984	(3,182)	2017	11/24/2015	(1)
Park Place Senior Living at WingHaven O'Fallon, Missouri ("St. Louis")	—	1,283	48,221	151	1,093	—	1,434	49,314	—	50,748	(9,248)	2006/2014	12/17/2015	(1)
Hearthside Senior Living of Collierville Collierville, Tennessee ("Memphis")	—	1,756	13,379	57	39	—	1,813	13,418	—	15,231	(2,631)	2014	12/29/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
AS OF DECEMBER 31, 2022 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Albuquerque, New Mexico – Vacant Land Albuquerque, New Mexico	$—	$1,056	$—	$—	$—	$—	$1,056	$—	$—	$1,056	$—	—	9/7/2017	(1)
Finton Assisted Living Vinton, Iowa	2,679	1,083	3,439	—	—	—	1,083	3,439	—	4,522	(117)	2007	8/31/2012	(1)
Webster City Assisted Living Webster City, Iowa	2,435	912	3,794	—	1	—	912	3,795	—	4,707	(123)	2007	8/31/2012	(1)
Nevada Assisted Living Nevada, Iowa	5,439	1,749	7,196	—	—	—	1,749	7,196	—	8,945	(240)	2011	8/31/2012	(1)
Grinnell Assisted Living Grinnell, Iowa	5,196	1,690	4,454	13	5	—	1,703	4,459	—	6,162	(167)	2005	4/2/2013	(1)
Indianola Assisted Living Indianola, Iowa	2,110	986	3,369	6	1	—	992	3,370	—	4,362	(114)	2004	4/2/2013	(1)
	$61,941	$123,155	$1,267,517	$13,261	$228,035	$—	$136,416	$1,495,552	$—	$1,631,968	$(338,350)
Transactions in real estate and accumulated depreciation as of December 31, 2022 are as follows:

Balance December 31, 2019	$1,712,827	Balance December 31, 2019	$(226,529)
2020 Improvements	3,020	2020 Depreciation	(42,430)
2020 Dispositions	(75,313)	2020 Accumulated depreciation on dispositions	6,565
Balance December 31, 2020	1,640,534	Balance December 31, 2020	(262,394)
2021 Improvements	6,385	2021 Depreciation	(42,215)
2021 Dispositions	(6,764)	2021 Accumulated depreciation on dispositions	842
2021 Impairments	(9,673)	Balance December 31, 2021	(303,767)
Balance December 31, 2021	1,630,482	2022 Depreciation	(43,781)
2022 Acquisitions (3)	28,672	2022 Accumulated depreciation on dispositions	9,198
2022 Improvements	11,339	Balance December 31, 2022	$(338,350)
2022 Dispositions	(38,525)
Balance December 31, 2022	$1,631,968
_______________
FOOTNOTES:
(1)Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)The aggregate cost for federal income tax purposes is approximately $1.8 billion.
(3)Represents the consolidation of the five properties held by the Windsor Manor Joint Venture, effective January 1, 2022, as described in Note 4. “Acquisition.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered accountants during the period ended December 31, 2022.
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
Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).
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
Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our directors and executive officers as of March 8, 2023 were as follows:

Name	Age	Position
James M. Seneff, Jr.	76	Director and Chairman of the Board
Stephen H. Mauldin	54	Director, Vice Chairman of the Board, President and Chief Executive Officer
James Chandler Martin	72	Independent Director and Audit Committee Financial Expert
Michael P. Haggerty	70	Independent Director
J. Douglas Holladay	76	Independent Director
Ixchell C. Duarte	56	Chief Financial Officer, Senior Vice President and Treasurer
		(Principal Financial and Principal Accounting Officer)
John R. McRae	52	Senior Vice President
Tracey B. Bracco	43	General Counsel, Senior Vice President and Secretary

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

Stephen H. Mauldin, Vice Chairman of the Board and Director. Mr. Mauldin has served as vice chairman of the Board and a director since June 2016, as our president since September 2011 and as our chief executive officer since April 2012. Mr. Mauldin is primarily responsible for executive leadership of the Company and the formulation and execution of our strategic objectives. Mr. Mauldin has also served as president and chief executive officer of our Advisor since September 2011 and January 2018 respectively and as chief operating officer from September 2011 to July 2018. Mr. Mauldin has served as a director of CNL Healthcare Properties II, Inc., a public, non-traded REIT, from November 2015, as vice chairman of its board of directors from November 2015 to December 2017, as chairman of its board of directors from January 2018 and as its chief executive officer and president since July 2015 until its dissolution in March 2020. Mr. Mauldin has served as manager and president of its advisor since July 2015, and as chief executive officer of its advisor since January 2018. Mr. Mauldin also served as chief operating officer of its advisor from July 2015 to July 2018. Mr. Mauldin also served as president (from September 2011), chief executive officer (from April 2012) and chief operating officer (September 2011 to April 2012) of CNL Lifestyle Properties, Inc., a public-non-traded REIT, until its dissolution in December 2017, as well as president and chief operating officer of CNL Lifestyle Advisor Corporation, its advisor, from September 2011 to December 31, 2017. Mr. Mauldin also served as president of CNL Growth Properties, Inc., a public, non-traded REIT, from March 2016 and as chief executive officer from August 2016 until its dissolution in October 2017. Mr. Mauldin served on the board of directors of Burroughs & Chapin Company, Inc., a South Carolina based real estate investment trust, since May 2021. Immediately prior to joining the Company, Mr. Mauldin served as a management consultant to Crosland, LLC, a privately held real estate development and asset management company headquartered in Charlotte, North Carolina, from March 2011 through August 2011. He previously served as Crosland’s chief executive officer, president and a member of its board of directors from July 2010 until March 2011. Mr. Mauldin originally joined Crosland, LLC in August 2006 and served as its chief financial officer from July 2009 to July 2010 and as president of Crosland’s mixed-use and multi-used development division prior to his appointment as chief financial officer. Prior to joining Crosland, LLC, from 1998 to August 2006, Mr. Mauldin was a co-founder and served as a partner of Crutchfield Capital, LLC, a privately held investment and operating company with a focus on small and medium-sized companies in the southeastern United States. From 1996 to 1998, Mr. Mauldin held various positions in the capital markets group and the office of the chairman of Security Capital Group, Inc., which prior to its sale in 2002, owned controlling interests in 18 public and private real estate operating companies (eight of which were NYSE‑listed) with a total market capitalization of over $26 billion. Mr. Mauldin graduated with a B.S. in finance from the University of Tampa and received an M.B.A. with majors in real estate, finance, managerial economics and accounting/information systems from the J.L. Kellogg Graduate School of Management at Northwestern University.

As a result of these professional and other experiences, Mr. Mauldin possesses particular knowledge of real estate investment, including acquisition, development, financing, operation, and disposition, which strengthens the Board’s collective knowledge, capabilities and experience.

J. Chandler Martin, Independent Director and Audit Committee Financial Expert. Mr. Martin has been an independent director and has served as our audit committee financial expert since July 2012. Mr. Martin served as independent director and audit committee financial expert of CNL Healthcare Properties II, Inc., a public-non-traded REIT, from January 2016 to September 2018. Mr. Martin served as Corporate Treasurer of Bank of America, a banking and financial services company, from 2005 until his retirement in March 2008. During his 27 years at Bank of America, Mr. Martin held a number of line and risk management roles, including leadership roles in commercial real estate risk management, capital markets risk management, and private equity investing. As corporate treasurer, he was responsible for funding, liquidity, and interest rate risk management. From 2003 to 2005, Mr. Martin was Bank of America’s enterprise market and operational risk executive, and from 1999 until 2003, he served as the risk management executive for Bank of America’s global corporate and investment banking. From April 2008 through July 2008, following his retirement, Mr. Martin served as a member of the Counterparty Risk Management Policy Group III (“CPMPG III”), co-chaired its Risk Monitoring and Risk Management Working Group, and participated in the production of CPMPG III’s report: “Containing Systemic Risk: The Road to Reform,” a forward-looking and integrated framework of risk management best practices. Mr. Martin returned to Bank of America in October 2008 to assist with the integration process for enterprise risk management following Bank of America’s acquisition of Merrill Lynch. After working on the transition, Mr. Martin served as Bank of America’s enterprise credit and market risk executive until July 2009. Between October 2011 until its acquisition in October 2016, Mr. Martin served as a director of CommunityOne Bancorporation, a community bank holding company headquartered in Asheboro, North Carolina. Until May 2021, he also served on the board of directors of Burroughs & Chapin Company, Inc., a South Carolina based real estate investment trust, having served on the audit, personnel and compensation committees. He also serves on the board of directors of Wings Capital Partners LLC, a California based aviation finance company. He serves as a member of the advisory board of Corrum Capital Management, an alternative investment management firm. Mr. Martin attained an M.B.A. from Samford University and a B.A. in economics from Emory University.

As a result of these professional and other experiences, Mr. Martin possesses particular knowledge of, among other things, systems of internal controls, risk management best practices, sound corporate governance, and the relationship between liquidity, leverage and capital adequacy, which strengthens the board of directors’ collective knowledge, capabilities and experience.

Michael P. Haggerty, Independent Director. Mr. Haggerty joined the board of directors as an independent director in April 2012. Mr. Haggerty was a partner at Jackson Walker, LLC, a Dallas-based law firm, for more than 37 years, where he headed the Firm’s finance group. Mr. Haggerty’s commercial real estate practice included the negotiation, structuring, and documentation of interim and permanent financing of office buildings, shopping centers, retirement facilities, restaurants, industrial properties, and multi-family residential projects. The credit facilities involved both single asset and portfolio transactions; multi-state transactions; partnerships, corporations, REITs, conduits, and pension funds; equity participations; loan participations; letters of credit; multi-creditor facilities; and commercial and residential mortgage warehouse lines of credit. In January 2016, Mr. Haggerty left Jackson Walker, LLC to become the executor of the Estate of Bert Fields, Jr. The estate owns extensive oil and gas properties, the controlling ownership interest of North Dallas Bank & Trust and a ranching operation. Mr. Haggerty is a director of North Dallas Bank & Trust Co., serving on the executive, audit, investment, marketing and compensation committees. Mr. Haggerty attained a B.B.A. from the University of Georgia and a J.D. from the University of Virginia School of Law. Since 1978, Mr. Haggerty has been admitted to practice law in the states of both Texas and Georgia.

As a result of these professional and other experiences, Mr. Haggerty possesses particular knowledge of real estate and commercial law, which strengthens the board of directors’ collective knowledge, capabilities and experience.

J. Douglas Holladay, Independent Director. Mr. Holladay has been an independent director since April 2012. Mr. Holladay has served as a general partner of Elgin Capital Partners, a private energy company based in Denver from 2008 to the present. From 1999 to 2008, Mr. Holladay was co-founder of a middle market private equity fund, Park Avenue Equity Partners. Mr. Holladay served as a guest columnist for the online Washington Post and is an adjunct professor at Georgetown University. From 2009 to 2013, Mr. Holladay served on the board of directors of Miraval, a privately held luxury resort and spa located in Arizona. From July 2004 to April 2007, Mr. Holladay served as a director of CNL Hotels & Resorts, Inc., a public non-traded REIT affiliated with CNL. Previously, Mr. Holladay held senior positions at Goldman, Sachs & Co., the U.S. State Department and the White House. While a diplomat, Mr. Holladay was accorded the personal rank of ambassador. Between 2000 and 2009, Mr. Holladay served as a director for Sunrise Senior Living, Inc., a public company that provides senior living services in the United States, Canada and the United Kingdom. Mr. Holladay attained an M.Litt. in political and economic history from Oxford University, an M.A. in theology from Princeton Theological Seminary, and an A.B. in political science from the University of North Carolina, Chapel Hill. He holds honorary doctorates from Morehouse College and Nyack College.

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

John R. McRae, Senior Vice President. Mr. McRae has served as the Company's senior vice president since July 2022. Mr. McRae has served as the Advisor's chief investment officer since 2015. Mr. McRae has served as vice president of CNL Growth Properties III Member, LLC, the managing member of the newly dissolved CNL Growth Properties III, LLC, since October 2017. Mr. McRae served as senior vice president of CNL Growth Properties II Member, LLC, the managing member of CNL Growth Properties II, LLC from April 2015 until its dissolution in December 2020. Mr. McRae served as senior vice president of CNL Healthcare Properties II, Inc., a public, nontraded real estate investment trust, from January 2016 until its dissolution in March 2020 and has served as senior vice president of its advisor since April 2016. In addition, Mr. McRae was responsible for domestic investment activities for CNL Growth Properties, Inc., and Global Income Trust, Inc. from 2008 to 2017. Mr. McRae also served as vice president of CNL Financial Group Investment Management, LLC from October 2011 until his appointment as chief investment officer in March 2015. Mr. McRae oversees all aspects of the real estate investment process including the structuring of joint venture arrangements, project financing, property underwriting and sourcing new investment opportunities. Mr. McRae has over 25 years of diversified real estate experience encompassing all functions of commercial real estate including development, leasing, financing and management. Prior to joining CNL, Mr. McRae served as senior vice president at Trammell Crow Company. Mr. McRae received a B.S. in business from the University of Florida.

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
Board Meetings and Attendance
The Board of Directors held seven meetings in 2022. All directors attended 100% of the meetings of the Board. Although the Company does not have a policy on director attendance at the annual meetings of stockholders, directors are encouraged to do so.
Committees of the Board
Audit Committee
The Company has a standing Audit Committee, the members of which are selected by the Board each year. The Audit Committee, which is composed entirely of Independent Directors, is chaired by an Independent Director. The current membership of the Audit Committee and other descriptive information is summarized below.

Independent Directors	Position
J. Chandler Martin	C, E
Michael P. Haggerty	M
J. Douglas Holladay	M
Number of 2022 Meetings	4
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
The Audit Committee assists the Board by providing oversight responsibilities relating to the following:
•The integrity of financial reporting;
•The annual independent audit process;
•The independence, qualifications and performance of our independent auditor;
•Our systems of internal control over financial reporting and disclosure controls and procedures;
•The performance of our internal audit department;
•Compliance with management’s audit, accounting and financial reporting policies and procedures;
•Our policies and procedures for risk assessment and risk management; and
•The process to estimate the Company’s NAV per share on an annual basis.
In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors. In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work. During the year ended December 31, 2022, the Audit Committee held a total of four meetings, including four meetings with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to the filing of such reports with the SEC (the Commission”). Each member of the Audit Committee attended 100% of the meetings.
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
Committee Charters and Other Corporate Governance Documents
The Board has adopted corporate governance policies and procedures that the Board believes are in the best interest of the Company and its stockholders as well as compliant with the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Commission, more particularly:
•A majority of the Board and all of the members of the Audit Committee are independent, as discussed above in “Board Structure and Director Independence.”
•The Board has adopted a charter for the Audit Committee; and one member of the Audit Committee is an “audit committee financial expert” as defined in Commission rules.
•The Audit Committee hires, determines compensation of, and decides the scope of services performed by the Company’s independent auditors.
•The Company has adopted a Code of Business Conduct that applies to all directors, managers, officers and employees of the Company, as well as all directors, managers, officers and employees of the Advisor. The Code of Business Conduct sets forth the basic principles to guide their day-to-day activities.
•The Company has adopted a Whistleblower Policy that applies to the Company and all employees of the Advisor, and establishes procedures for the anonymous submission of employee complaints or concerns regarding financial statement disclosures, accounting, internal accounting controls or auditing matters.
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

Board of Directors
James M. Seneff, Jr.
Stephen H. Mauldin
J. Chandler Martin
Michael P. Haggerty
J. Douglas Holladay
Compensation Discussion and Analysis
The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2022. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.
If the Company determines to compensate named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.
Compensation of Directors
Two of our directors, Messrs. Seneff and Mauldin, are employed by and receive compensation from affiliates of our Advisor. We do not separately compensate them for their services as directors to the Company. Below is information regarding the compensation program in effect during 2022 for our independent directors.

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
The following table gives information regarding the compensation we provided to our directors in 2022.

Name	Fees Earned or Paid in Cash	Total Compensation
James M. Seneff, Jr. (Chairman)	$—	$—
Stephen H. Mauldin	—	—
J. Chandler Martin	130,000	130,000
Michael P. Haggerty	110,000	110,000
J. Douglas Holladay	110,000	110,000

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
The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 1% of the total shares outstanding at March 8, 2023.

Name	Number of Shares	Percent of Shares
J. Chandler Martin	—	0.0%
Michael P. Haggerty	—	0.0%
J. Douglas Holladay	—	0.0%
James M. Seneff, Jr (1)	1,370,820	0.8%
Stephen H. Mauldin	6,133	0.0%	(2)
Ixchell C. Duarte	—	0.0%
John R. McRae	—	0.0%
Tracey B. Bracco	—	0.0%
All directors and executive officers as a group (8 persons)	1,376,953	0.8%
_______________
FOOTNOTES:
(1)Represents shares held of record by the Advisor.
(2)The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 0.1% of the total shares outstanding as of March 8, 2023.
Five Percent Stockholders
There are no persons who are known to us to be the beneficial owners of more than 5% of our outstanding common stock as of December 31, 2022 or March 8, 2023.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company is externally advised and has no direct employees. In addition, certain directors and officers hold similar positions with the Managing Dealer, our Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to certain fees as described in Item 8. “Financial Statements and Supplementary Data–Note 12. Related Party Arrangements.”
In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our Advisor and other related parties. The types of transactions covered by these policies include the compensation paid to our Advisor, decisions to renew our advisory agreement, acquisitions or leases of assets and any other transaction in which our Advisor or any of our directors have an interest.
Our board of directors monitors and reviews issues involving potential conflicts of interest and related party transactions. Our independent directors are responsible for reviewing our fees and expenses, including those payable to our Advisor and other related parties, at least annually or with sufficient frequency to determine that our total fees and expenses are fair and reasonable in light of our investment performance, among other factors. Our independent directors are also responsible for reviewing, at least annually, the performance of our Advisor and determining that compensation to be paid to the Advisor is reasonable in relation to the nature and quality of services performed and our performance. In addition, a majority of our independent directors, must approve each transaction with our Advisor or its affiliates.

During 2022, the Company’s Total Operating Expenses incurred represented approximately 1.3% of Average Invested Assets, as each term is defined in the Company’s Charter. During 2022, the Company’s Total Operating Expenses incurred represented approximately 57.0% of Net Income, as each term is defined in the Company’s Charter.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Auditor Fees
PricewaterhouseCoopers LLP serves as the Company’s principal accounting firm and audited the Company’s consolidated financial statements for the years ended December 31, 2022 and 2021.
The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2022 and 2021, and fees billed for other services rendered (for audit and non-audit services and all “out-of-pocket” costs incurred in connection with these services) by PricewaterhouseCoopers LLP during these periods.

	Years Ended December 31,
	2022	2021
Audit fees	$819,800	$755,040
Audit-related fees	—	—
Tax fees	636,842	373,834
All other fees	—	—
Total Fees	$1,456,642	$1,128,874
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
Audit-Related Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as audit-related fees during the years ended December 31, 2022 and 2021.
Tax Fees – Consists of services related to corporate tax compliance, including preparation of corporate tax returns, review of the tax treatments for certain expenses, tax due diligence or other consulting fees.
All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2022 and 2021.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)List of Documents Filed as a Part of This Report.
(1)Index to Consolidated Financial Statements:
CNL Healthcare Properties, Inc.
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021, 2020
Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
(2)Index to Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022
(3)Index to Exhibits (refer below).
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

Exhibit No.	Description
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

Exhibit No.	Description
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

10.8.1
Credit Agreement First Amendment by and among CHP Partners, LP, Keybank National Association and certain other lenders dated March 21, 2022 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed March 22, 2022 and incorporated herein by reference).

10.8.2
Credit Agreement Second Amendment by and among CHP Partners, LP, Keybank National Association and certain other lenders dated September 6, 2022 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed September 8, 2022 and incorporated herein by reference).

10.9
Guaranty Agreement dated as of May 15, 2019 by CNL Healthcare Properties, Inc. and certain of its subsidiaries (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed May 15, 2019 and incorporated herein by reference.)

10.10
Term Note dated May 15, 2019 by CHP Partners, LP in favor of KeyBank National Association (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed May 15, 2019 and incorporated herein by reference.)

10.11
Term Loan Agreement by and among CHP Partners, LP, KeyBank National Association and certain other Lenders dated Sept. 24, 2021 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed Sept. 28, 2021 and incorporated herein by this reference).

Exhibit No.	Description
10.11.1
Term Loan First Amendment by and among CHP Partners, LP, Keybank National Association and certain other lenders dated March 21, 2022 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 22, 2022 and incorporated herein by reference).

10.11.2
Term Loan Second Amendment by and among CHP Partners, LP, Keybank National Association and certain other lenders dated September 6, 2022 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed September 8, 2022 and incorporated herein by reference).

10.12
Term Note made by CHP Partners, LP in favor of KeyBank National Association dated Sept. 24, 2021 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed Sept. 28, 2021 and incorporated herein by this reference).

10.13
Guaranty by and among the Guarantors in favor of the Lenders referred to in the Term Loan Agreement dated Sept. 24, 2021 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed Sept. 28, 2021 and incorporated herein by this reference).

10.14	Schedule of Omitted Documents (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1
Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101
The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of March 2023.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 10, 2023
JAMES M. SENEFF, JR.

/s/ Michael P. Haggerty	Independent Director	March 10, 2023
MICHAEL P. HAGGERTY

/s/ J. Douglas Holladay	Independent Director	March 10, 2023
J. DOUGLAS HOLLADAY

/s/ J. Chandler Martin	Independent Director	March 10, 2023
J. CHANDLER MARTIN

Vice Chairman of the Board, Chief Executive Officer and President
/s/ Stephen H. Mauldin		March 10, 2023
STEPHEN H. MAULDIN	(Principal Executive Officer)

/s/ Ixchell C. Duarte	Chief Financial Officer, Senior Vice President and Treasurer	March 10, 2023
IXCHELL C. DUARTE	(Principal Financial Officer and Principal Accounting Officer)