Form 10-Q
period 2023-06-30
CNL Healthcare Properties, Inc.
filed 2023-08-10
CIK 1496454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
The number of shares of common stock of the registrant outstanding as of August 9, 2023 was 173,960,540.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Condensed Consolidated Financial Information
CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

ASSETS	June 30, 2023	December 31, 2022
Real estate investment properties, net (including VIEs $30,492 and $30,906, respectively)	$1,294,793	$1,313,438
Cash (including VIEs $578 and $646, respectively)	49,227	69,504
Restricted cash (including VIEs $7 and $9, respectively)	2,226	4,070
Other assets (including VIEs $111 and $554, respectively)	33,533	36,868
Deferred rent, lease incentives and intangibles, net	11,981	13,423
Total assets	$1,391,760	$1,437,303
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $20,881 and $21,142, respectively)	$37,017	$61,773
Credit facilities	546,784	546,100
Accounts payable and accrued liabilities (including VIEs $790 and $533, respectively)	28,128	30,270
Other liabilities (including VIEs $256 and $91, respectively)	8,330	7,469
Due to related parties	1,384	1,397
Total liabilities	621,643	647,009
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 shares issued and 173,960 shares outstanding	1,740	1,740
Capital in excess of par value	1,516,926	1,516,926
Accumulated income	89,242	100,408
Accumulated distributions	(838,213)	(829,307)
Accumulated other comprehensive loss	(65)	(16)
Total stockholders' equity	769,630	789,751
Noncontrolling interest	487	543
Total equity	770,117	790,294
Total liabilities and equity	$1,391,760	$1,437,303

The abbreviation VIEs above means variable interest entities.
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Rental income and related revenues	$6,722	$6,707	$13,436	$13,572
Resident fees and services	78,464	74,332	155,409	146,064
Total revenues	85,186	81,039	168,845	159,636
Operating expenses:
Property operating expenses	58,425	56,518	116,292	111,851
General and administrative expenses	2,310	2,441	4,554	5,072
Asset management fees	3,475	3,523	6,951	7,102
Property management fees	3,846	3,827	7,662	7,344
Financing coordination fees	163	—	163	—
Depreciation and amortization	12,860	13,891	26,270	27,533
Total operating expenses	81,079	80,200	161,892	158,902
Operating income	4,107	839	6,953	734
Other income (expense):
Interest and other income	938	3,989	2,004	3,994
Interest expense and loan cost amortization	(10,264)	(4,739)	(19,918)	(8,602)
Gain on change of control of a joint venture	—	—	—	8,376
Total other (expense) income	(9,326)	(750)	(17,914)	3,768
(Loss) income before income taxes	(5,219)	89	(10,961)	4,502
Income tax expense	(92)	(65)	(203)	(150)
Net (loss) income	(5,311)	24	(11,164)	4,352
Less: Amounts attributable to noncontrolling interests	4	23	2	48
Net (loss) income attributable to common stockholders	$(5,315)	$1	$(11,166)	$4,304

Net (loss) income per share of common stock (basic and diluted)	$(0.03)	$—	$(0.06)	$0.03
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,960	173,960
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net (loss) income	$(5,311)	$24	$(11,164)	$4,352
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	279	971	(49)	1,847
Total other comprehensive income (loss)	279	971	(49)	1,847
Comprehensive (loss) income	(5,032)	995	(11,213)	6,199
Less: Comprehensive income attributable to noncontrolling interest	4	23	2	48
Comprehensive (loss) income attributable to common stockholders	$(5,036)	$972	$(11,215)	$6,151
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
QUARTER AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(in thousands, except per share data)

						Accumulated
	Common Stock		Capital in			Other	Total	Non-
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at March 31, 2023	173,960	$1,740	$1,516,926	$94,557	$(833,760)	$(344)	$779,119	$500	$779,619
Net (loss) income	—	—	—	(5,315)	—	—	(5,315)	4	(5,311)
Other comprehensive income	—	—	—	—	—	279	279	—	279
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(17)	(17)
Cash distributions declared ($0.0256 per share)	—	—	—	—	(4,453)	—	(4,453)	—	(4,453)
Balance at June 30, 2023	173,960	$1,740	$1,516,926	$89,242	$(838,213)	$(65)	$769,630	$487	$770,117

Balance at December 31, 2022	173,960	$1,740	$1,516,926	$100,408	$(829,307)	$(16)	$789,751	$543	$790,294
Net (loss) income	—	—	—	(11,166)	—	—	(11,166)	2	(11,164)
Other comprehensive loss	—	—	—	—	—	(49)	(49)	—	(49)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(58)	(58)
Cash distributions declared ($0.0512 per share)	—	—	—	—	(8,906)	—	(8,906)	—	(8,906)
Balance at June 30, 2023	173,960	$1,740	$1,516,926	$89,242	$(838,213)	$(65)	$769,630	$487	$770,117

						Accumulated
	Common Stock		Capital in			Other	Total	Non-
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at March 31, 2022	173,960	$1,740	$1,516,926	$106,164	$(815,946)	$886	$809,770	$1,742	$811,512
Net income	—	—	—	1	—	—	1	23	24
Other comprehensive income	—	—	—	—	—	971	971	—	971
Cash distributions declared ($0.0256 per share)	—	—	—	—	(4,453)	—	(4,453)	—	(4,453)
Balance at June 30, 2022	173,960	$1,740	$1,516,926	$106,165	$(820,399)	$1,857	$806,289	$1,765	$808,054

Balance at December 31, 2021	173,960	$1,740	$1,516,926	$101,861	$(811,493)	$10	$809,044	$1,717	$810,761
Net income	—	—	—	4,304	—	—	4,304	48	4,352
Other comprehensive income	—	—	—	—	—	1,847	1,847	—	1,847
Cash distributions declared ($0.0512 per share)	—	—	—	—	(8,906)	—	(8,906)	—	(8,906)
Balance at June 30, 2022	173,960	$1,740	$1,516,926	$106,165	$(820,399)	$1,857	$806,289	$1,765	$808,054
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net cash flows provided by operating activities	$16,743	$24,076
Investing activities:
Acquisition of joint venture interest, net of cash acquired	—	(1,134)
Net proceeds from sale of property	—	8,312
Capital expenditures	(6,597)	(8,219)
Purchase of held-to-maturity securities	(4,880)	—
Proceeds from maturity of short-term securities	10,000	—
Other investing activities	—	(107)
Net cash used in investing activities	(1,477)	(1,148)
Financing activities:
Distributions to stockholders	(8,906)	(8,906)
Draws on line of credit	—	45,000
Purchase of interest rate cap	(3,128)	—
Principal payments on mortgages and other notes payable	(24,853)	(45,628)
Other financing activities	(500)	(22)
Net cash flows used in financing activities	(37,387)	(9,556)
Net (decrease) increase in cash and restricted cash	(22,121)	13,372
Cash and restricted cash at beginning of period	73,574	57,681
Cash and restricted cash at end of period	$51,453	$71,053

Supplemental disclosure of non-cash investing and financing activities:
Real estate investment properties	$—	$29,384
Intangibles	—	4,281
Mortgages and notes payable	—	(18,468)
Net assets recognized upon the change in control of the Windsor Manor Joint Venture	$—	$15,197
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
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
The Company is externally managed and advised by CNL Healthcare Corp. (“Advisor”), which is an affiliate of CNL Financial Group, LLC (“Sponsor”). The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”). The Advisor is responsible for managing the Company’s day-to-day operations, serving as a consultant in connection with policy decisions to be made by the board of directors, and for identifying, recommending and executing on possible strategic alternatives and dispositions on the Company’s behalf pursuant to an advisory agreement among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). Substantially all of the Company’s operating, administrative and certain property management services are provided by affiliates of the Advisor. In addition, certain property management services are provided by third-party property managers.
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
As of June 30, 2023, the Company’s seniors housing portfolio was geographically diversified with properties in 26 states and consisted of interests in 70 properties, including 69 seniors housing communities and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the six months ended June 30, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023. Amounts as of December 31, 2022 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
2.Summary of Significant Accounting Policies (continued)
Grant Income — In response to the coronavirus pandemic, the federal government and some states provided funds to providers of seniors housing communities. These funds were deemed federal/state governmental grants and provided that the recipients attest to and comply with certain terms and conditions. Grant income is recognized upon receipt of the funds and when all the conditions of the grant have been met. During the six months ended June 30, 2023 and 2022, the Company recorded approximately $0.9 million and $3.9 million, respectively, as other income in the accompanying condensed consolidated statements of operations as all conditions of the grant had been met.
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
Variable Interest Entities — As of December 31, 2022, the Company had net assets in two subsidiaries classified as VIEs. The Company determined it was the primary beneficiary and held a controlling financial interest in the subsidiaries due to its power to direct the activities that most significantly impact the economic performance of these entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs were included in the accompanying condensed consolidated financial statements. The Company sold the property owned by one of these subsidiaries in August 2022, dissolved the subsidiary during the six months ended June 30, 2023 and as of June 30, 2023, had one remaining subsidiary classified as a VIE. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its net investment in this entity which totaled approximately $8.8 million as of June 30, 2023. The Company’s exposure is limited because of the non-recourse nature of the borrowings of this VIE.
3.Revenue
The following table presents disaggregated revenue related to the Company’s resident fees and services during the quarter and six months ended June 30, 2023 and 2022:

	Quarter Ended June 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2023	2022	2023	2022	2023	2022
Independent living	2,222	2,241	$20.0	$18.4	25.5%	24.8%
Assisted living	3,039	3,098	39.2	36.7	49.9	49.4
Memory care	932	972	15.4	15.7	19.6	21.1
Other revenues	—	—	3.9	3.5	5.0	4.7
	6,193	6,311	$78.5	$74.3	100.0%	100.0%

	Six Months Ended June 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2023	2022	2023	2022	2023	2022
Independent living	2,222	2,241	$39.6	$36.4	25.5%	24.9%
Assisted living	3,039	3,098	77.6	72.2	49.9	49.4
Memory care	932	972	30.6	30.5	19.7	20.9
Other revenues	—	—	7.6	7.0	4.9	4.8
	6,193	6,311	$155.4	$146.1	100.0%	100.0%

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
4.Real Estate Assets, net
The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30, 2023	December 31, 2022
Land and land improvements	$136,846	$136,416
Building and building improvements	1,498,000	1,495,552
Furniture, fixtures and equipment	108,890	105,784
Less: accumulated depreciation	(448,943)	(424,314)
Real estate investment properties, net	$1,294,793	$1,313,438
Depreciation expense on the Company’s real estate investment properties, net was approximately $12.6 million and $25.2 million for the quarter and six months ended June 30, 2023, respectively, and approximately $13.0 million and $25.8 million for the quarter and six months ended June 30, 2022, respectively.
5.Indebtedness
During the six months ended June 30, 2023, the Company paid approximately $24.9 million in principal payments, which included the repayment of a mortgage loan of approximately $22.8 million collateralized by one property in advance of its scheduled maturity in June 2023, the repayment of $1.4 million of unscheduled principal payments relating to a mortgage loan collateralized by five properties and $0.7 million of scheduled principal payments. During the six months ended June 30, 2023, the Company also exercised its one-year extension option for the $133.0 million outstanding under the Company’s Revolving Credit Facility, which extended the maturity date from May 2023 to May 2024. The Company has $0.4 million of scheduled principal payments coming due during the rest of 2023.

In June 2023, the Company refinanced a mortgage loan with the existing lender that consisted of $16.1 million of indebtedness secured by five properties that had a LIBOR based benchmark rate and was scheduled to mature in February 2024. In connection with the refinancing, the Company also amended certain terms and transitioned its benchmark rate from LIBOR to Term SOFR effective June 30, 2023, extended the maturity date from February 2024 to February 2026 and obtained two one-year extension options.

During the six months ended June 30, 2023, the Company purchased a short-term interest rate cap for approximately $3.1 million, which has a notional value of $420.0 million and a strike price of 3.5%, to hedge the majority of its Credit Facilities. The interest rate cap matures in August 2023. Additionally, in June 2023, the Company entered into a short-term interest rate cap for approximately $0.1 million, with a notional value of $8.0 million, a strike price of 3.5%, and a maturity date of January 2024 to hedge a portion of its interest rate exposure relating to the $16.3 million variable rate secured indebtedness that was refinanced in June 2023. The fair value of these cash flow hedges of approximately $0.9 million is included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2023.

The following is a schedule of future principal payments for the Company’s total indebtedness for the remainder of 2023, for each of the next four years and thereafter, in the aggregate, as of June 30, 2023 (in thousands):

2023	$426
2024	568,966
2025	316
2026	15,541
2027	—
Thereafter	—
$585,249

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

5.Indebtedness (continued)
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
The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$36.0	$37.0	$60.8	$61.8
Credit facilities, net	$548.0	$546.8	$548.0	$546.1
These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s indebtedness is categorized as Level 3 on the three-level valuation hierarchy.
Generally, the loan agreements for the Company’s mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary events of default and remedies for the lenders. As of June 30, 2023, the Company was in compliance with all financial covenants related to its mortgage loans.
The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of June 30, 2023, the Company was in compliance with all financial covenants related to its Credit Facilities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
6.Related Party Arrangements
On June 5, 2023, the Company renewed its Advisory Agreement with the Advisor for an additional two years expiring June 30, 2025 and amended the terms of its advisory agreement with the Advisor. The amendment (i) revised the defined term “real estate asset value” from the greater of to the lesser of cost basis or the current independent valuation (before non-cash reserves and depreciation), and (ii) subordinated 0.05% of the 0.80% per annum asset management fee paid by the Company to the Advisor (based on the monthly average of the sum of the Company’s and the Operating Partnership’s respective daily real estate asset value). The subordinated fee will be forfeited and not paid to the Advisor in the event the Company does not achieve certain performance thresholds during certain measurement periods. Additionally, the Expense Support and Restricted Stock Agreement, as amended, by and between the Company and the Advisor (the “Expense Support Agreement”) was terminated effective June 8, 2023.
The Company paid approximately $0.03 million and $0.07 million during the quarter and six months ended June 30, 2023 and 2022, respectively, of cash distributions on Restricted Stock issued through March 2017 pursuant to the Expense Support Agreement. These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The termination of the Expense Support Agreement in June 2023 will not impact the previously issued Restricted Stock.
The expenses and fees incurred by and reimbursable to the Company’s related parties for the quarter and six months ended June 30, 2023 and 2022, and related amounts unpaid as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	Quarter Ended		Six Months Ended		Unpaid amounts as of (1)
	June 30,		June 30,		June 30, 2023	December 31, 2022
	2023	2022	2023	2022
Reimbursable expenses:
Operating expenses (2)	$672	$748	$1,394	$1,555	$225	$238
	672	748	1,394	1,555	225	238

Investment services fee (3)	—	—	—	60	—	—
Disposition fee (4)	—	68	—	68	—	—
Financing coordination fees (5)	163	—	163	—	—	—
Asset management fees	3,475	3,523	6,951	7,102	1,159	1,159
	$4,310	$4,339	$8,508	$8,785	$1,384	$1,397
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
(3)For the six months ended June 30, 2022, the Company incurred approximately $0.1 million in investment services fees, all of which was capitalized and included in real estate assets, net in the accompanying condensed consolidated balance sheets. For the quarter and six months ended June 30, 2023, the Company did not incur any investment services fees.
(4)Amounts are recorded as a reduction to gain on sale of real estate included in interest and other income in the accompanying condensed consolidated statements of operations.
(5)For the quarter and six months ended June 30, 2023, the Company incurred financing coordination fees of approximately $0.2 million, related to the refinancing of the loan associated with five operating properties, all of which was expensed on the accompanying condensed consolidated statement of operations. The Company did not incur any financing coordination fees for the quarter and six months ended June 30, 2022.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
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
As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period. As of June 30, 2023, the Company had one remaining promoted interest agreement with third-party developers pursuant to which certain operating targets have been established that, upon meeting such targets, the developer will be entitled to additional payments based on enumerated percentages of the assumed net proceeds of a deemed sale, subject to achievement of an established internal rate of return on the Company’s investment in the development. The established performance metrics were not met or probable of being met as of June 30, 2023. This promoted interest agreement expired in July 2023.
The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares for financial reporting purposes that were issued pursuant to the Advisor Expense Support Agreement. Refer to Note 6. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares and the termination of the Expense Support Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Concerning Forward-Looking Statements
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2023 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “continues,” “may,” “will,” “seeks,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.
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
Introduction
The following discussion is based on the condensed consolidated financial statements as of June 30, 2023 (unaudited) and December 31, 2022. Amounts as of December 31, 2022 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
As of June 30, 2023, our seniors housing investment portfolio consisted of interests in 70 properties, consisting of a geographically diversified portfolio of 69 seniors housing communities and one vacant land parcel in 26 states. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities.
Market Conditions
Since the last half of 2021, we have experienced a challenging labor market that has resulted in higher labor costs due to increases throughout all wage classifications within our communities and an increased focus on attracting and retaining staff at our communities. The “great resignation” resulted in an increase in the number of vacant positions at our communities. This led to an increase in the usage of temporary agency labor which led to incremental, measurable labor costs. Our intensified focus of hiring and filling some of the vacant staff roles has resulted in ongoing reductions in our reliance on temporary agency labor. However, historically low unemployment rates, wage pressures, overtime pay and some continued reliance on temporary agency labor continued to result in high labor costs. In addition, since the last half of 2021, elevated inflation levels have resulted in higher food costs and virtually all other operating expenses. Elevated labor costs and operating expenses impacted the rate of recovery of net operating income (“NOI”) margins during the first half of 2023 and could have a continued impact on the rate of recovery during the remainder of 2023.
Macro-economic and geopolitical events around the globe have contributed to volatile credit markets. As part of its effort to reduce the rising levels of inflation, the Federal Reserve enacted several interest rate increases beginning in March 2022. Those interest rate increases continued through July 2023, and additional rate increases may continue during the remainder of 2023. The interest rate increases to date and any further interest rate increases will contribute to higher interest expense on our unhedged variable rate debt. We have interest rate caps in place for interest rate protection on a portion of our variable rate debt and continue to monitor opportunities to further protect the remaining unhedged variable rate debt.
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
During the COVID-19 pandemic, we shifted our focus away from the pursuit of larger strategic alternatives to provide further liquidity to our stockholders due to the market and industry disruptions in the seniors housing sector from COVID-19. However, our Special Committee continued working and continues to work with our financial advisor to carefully study market data. While we remain actively engaged in pursuing strategic alternatives, at this time we do not believe that market conditions will support a strategic transaction prior to the end of 2023.
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
Portfolio Overview
As of June 30, 2023, our healthcare investment portfolio consisted of interests in 70 properties, comprising 69 seniors housing communities and one vacant land parcel.
We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of August 9, 2023:
The following table summarizes our seniors housing investment portfolio by investment structure as of August 9, 2023:

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
Significant Tenants and Operators
Our real estate portfolio of 69 seniors housing properties is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 10% or more of our rentable space as of August 9, 2023, excluding the vacant land parcel:

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
Tenant Lease Expirations
As of June 30, 2023, we owned 15 seniors housing properties that were leased to third party tenants under triple-net operating leases. During the six months ended June 30, 2023, our rental income from continuing operations represented approximately 8.0% of our total revenues from continuing operations.

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
The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2023, each of the next nine years and thereafter on our consolidated seniors housing portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of properties and percentages):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2023	—	—	$—	—%
2024	—	—	—	—
2025	13	1,261	18,508	68.8
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
2031	1	137	3,602	13.4
2032	1	229	4,793	17.8
Thereafter	—	—	—	—
Total	15	1,627	$26,903	100.0%

Weighted Average Remaining Lease Term: (3)			4.2 years
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
Operator Expirations
As of June 30, 2023, we had 54 seniors housing properties managed by third-party operators. All of our management agreements have been in place for multiple years and some include annual auto-renewal clauses which are effective unless a notice of termination is provided by either party. We work with our operators in advance of management agreement expirations or renewal period options in order for us to maintain a balanced operator rollover schedule, which provides us flexibility to execute on possible strategic alternatives, minimize potential early termination fees and align with the broader industry. The management agreements of 41 of our managed seniors housing properties were scheduled to expire within one year or less as of June 30, 2023, all of which are expected to be renewed.
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

Weighted average occupancy was higher during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. We implemented rate increases at our properties as part of ongoing resident lease renewals throughout 2022 and continued to implement rate increases during 2023, which when combined with improved occupancy as compared to 2022, resulted in an increase in revenues during the six months ended June 30, 2023. Labor costs remained at elevated levels during this period due to increased wages in a tight labor market. The “great resignation” resulted in an increase in the number of vacant positions at our communities, which led to increased reliance on temporary agency personnel to temporarily fill vacancies. Our intensified focus since 2022 of hiring and filling some of the vacant staff roles resulted in ongoing reductions in our reliance on temporary agency labor during the first half of 2023. We expect that increases in occupancy and resident rate increases will increase revenue streams during 2023. However, we anticipate that labor costs and operating expenses will remain at elevated levels and could impact the rate of margin recovery in 2023.
As of June 30, 2023, we had approximately $185.9 million of liquidity (consisting of $49.2 million cash on hand, $19.7 million invested in short term securities and $117.0 million in undrawn availability under the Revolving Credit Facility). We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we continue to recover from the disruptions in occupancy from COVID-19, continue to navigate through rising labor costs during a tight labor market, increased operating expenses from current inflation levels and the increase in interest costs from a rising interest rate environment. The rate of occupancy recovery from COVID-19, a tight labor market, inflation, the volatility in the credit markets and a rising interest rate environment may have an impact on our financial condition, results of operations and cash flows.
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
Sources of Liquidity and Capital Resources
Proceeds from Sale of Real Estate
During the six months ended June 30, 2023, we did not sell any properties. During the six months ended June 30, 2022, we closed on the sale of the Hurst Specialty Hospital and received net sales proceeds of approximately $8.3 million.
Borrowings
In June 2023, we refinanced a mortgage loan with the existing lender that consisted of $16.1 million of indebtedness secured by five properties that had a LIBOR based benchmark rate and was scheduled to mature in February 2024. In connection with the refinancing, we also amended certain terms and transitioned its benchmark rate from LIBOR to Term SOFR effective June 30, 2023, extended the maturity date from February 2024 to February 2026 and obtained two one-year extension options. We paid the Advisor a refinance fee of approximately $0.2 million related to this transaction. In June 2022, we borrowed $45.0 million from our Revolving Credit Facility to refinance approximately $44.5 million of secured indebtedness in advance of its September 2022 maturity. We may borrow money to fund enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities to the extent impacted by compressed property NOI margins from rising labor costs, inflationary pressures on other operating expenses and an increased interest rate environment.
Maturity of Short-Term Securities
During the six months ended June 30, 2023, we received approximately $10.0 million from the maturity of short-term securities and reinvested $4.9 million of these proceeds in short-term securities as described below under “Purchase of Held-to-Maturity Securities”. We did not own investments in any securities during the six months ended June 30, 2022.

Net Cash Provided by Operating Activities – Continuing Operations
Cash flows from operating activities for the six months ended June 30, 2023 and 2022 were approximately $16.7 million and $24.1 million, respectively. The change in cash flows from operating activities for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily the result of the following:
•higher interest expense due to the rising interest rate environment; and
•$3.9 million received in provider relief funds under the CARES Act during the six months ended June 30, 2022, compared to $0.9 million received in state grants during the six months ended June 30, 2023; partially offset by
•an increase in property NOI related to our seniors housing properties due to higher average occupancy and rate increases subsequent to June 30, 2022, offset by the sale of two properties subsequent to June 30, 2022.
Uses of Liquidity and Capital Resources
Acquisition of Joint Venture Interest
There were no acquisitions during the six months ended June 30, 2023. As of December 31, 2021, we indirectly owned five properties through a 75% interest in an unconsolidated joint venture (the “Windsor Manor Joint Venture”), an unconsolidated equity method investment. Effective January 1, 2022, we acquired the remaining 25% interest from our joint venture partner for approximately $3.3 million and we currently own a 100% controlling interest in the Windsor Manor Joint Venture.
Capital Expenditures
We paid approximately $6.6 million and $8.2 million in capital expenditures during the six months ended June 30, 2023 and 2022, respectively. We continue to invest in capital improvements to maintain and improve our properties.
Purchase of Held-to-Maturity Securities
During the six months ended June 30, 2023, we reinvested approximately $4.9 million of proceeds received from the maturities of held-to-maturity securities in additional short-term held-to-maturity securities to enhance the yield earned on cash on hand. We did not purchase held-to-maturity securities during the six months ended June 30, 2022.
Purchase of Interest Rate Cap
In June 2023, we entered into a short-term interest rate cap for approximately $0.1 million, with a notional value of $8.0 million, a strike price of 3.5%, and a maturity date of January 2024 to hedge a portion of our interest rate exposure relating to $16.3 million of variable rate secured indebtedness that we refinanced in June 2023. During the six months ended June 30, 2023, we paid approximately $3.1 million to purchase a short-term interest rate cap with a notional value of $420.0 million, a strike price of 3.5%, and a maturity date in August 2023, to hedge the majority of our variable rate interest exposure relating to our Credit Facilities. During the six months ended June 30, 2023, we earned a combined $2.3 million from the interest rate cap counterparties related to our two interest rate caps which are included in interest expense and loan costs amortization in the accompanying condensed consolidated statements of operations. We did not purchase any interest rate caps during the six months ended June 30, 2022.
Debt Repayments
During the six months ended June 30, 2023, we paid approximately $24.9 million in principal payments, which included the repayment of a mortgage loan of approximately $22.8 million collateralized by one property in advance of its scheduled maturity of June 2023, the repayment of $1.4 million of unscheduled principal payments relating to a mortgage loan collateralized by five properties and $0.7 million of scheduled principal payments. During the six months ended June 30, 2023, we exercised our one-year extension option and extended the maturity date of our Revolving Credit Facility from May 2023 to May 2024. During the six months ended June 30, 2022, we paid approximately $45.6 million, which included $1.1 million of scheduled repayments on our mortgages and other notes payable and the June 2022 refinance of approximately $44.5 million of secured indebtedness, consisting of debt collateralized by five properties, in advance of its scheduled maturity of September 2022. We added the five properties to the borrowing base of our unsecured Credit Facilities and used $45.0 million from amounts available under the Revolving Credit Facility to repay our secured indebtedness.

The following is a schedule of future principal payments for our total indebtedness for the remainder of 2023, for each of the next four years and thereafter, in the aggregate, as of June 30, 2023 (in thousands):

2023	$426
2024	568,966
2025	316
2026	15,541
2027	—
Thereafter	—
$585,249
As of June 30, 2023, we had approximately $185.9 million of liquidity (consisting of $49.2 million cash on hand, $19.7 million invested in short term securities and $117.0 million available under the Revolving Credit Facility) and were well positioned to manage the $0.4 million of scheduled payments coming due during the rest of 2023.
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
The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis. As of June 30, 2023 and December 31, 2022, we had aggregate debt leverage ratios of approximately 30.9% and 31.9%, respectively, of the aggregate carrying value of our assets.
Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary performance criteria and remedies for the lenders. As of June 30, 2023, we were in compliance with all financial covenants related to our mortgage loans.
The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of June 30, 2023, we were in compliance with all financial covenants related to our Credit Facilities.
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

The following table presents total cash distributions declared, distributions reinvested and cash distributions per share on a quarterly basis for the six months ended June 30, 2023 and 2022 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2023 Quarters
First	$0.02560	$4,453	$5,328
Second	0.02560	4,453	11,415
Total	$0.05120	$8,906	$16,743

2022 Quarters
First	$0.02560	$4,453	$8,236
Second	0.02560	4,453	15,840
Total	$0.05120	$8,906	$24,076
_______________________________
FOOTNOTES:
(1)For the six months ended June 30, 2023 and 2022, our net (loss) income attributable to common stockholders was approximately $(11.2) million and $4.3 million, respectively, while total cash distributions declared were approximately $8.9 million and $8.9 million, respectively. For the six months ended June 30, 2023 and 2022, approximately 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.
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
Quarter and six months ended June 30, 2023 as compared to the quarter and six months ended June 30, 2022
As of June 30, 2023 and 2022, excluding our vacant land, we owned 69 and 71, consolidated operating investment properties, respectively.

	Investment count as of June 30,
Consolidated operating investment types:	2023	2022
Seniors housing leased	15	15
Seniors housing managed	54	56
	69	71
Rental Income and Related Revenues. Rental income and related revenues were approximately $6.7 million and $13.4 million for the quarter and six months ended June 30, 2023, respectively, as compared to approximately $6.7 million and $13.6 million for the quarter and six months ended June 30, 2022, respectively. The decrease during the six months ended June 30, 2023 was primarily due to reduced rent related to new leases in February 2022 at five seniors housing properties.

Resident Fees and Services. Resident fees and services income was approximately $78.5 million and $155.4 million for the quarter and six months ended June 30, 2023, respectively, as compared to approximately $74.3 million and $146.1 million for the quarter and six months ended June 30, 2022, respectively. The increase in revenue during the quarter and six months ended June 30, 2023 as compared to the quarter and six months ended June 30, 2022 was primarily due to an increase in average occupancy and increases in rates charged to our residents. The increase was partially offset by the sale of two properties in August 2022.
Property Operating Expenses. Property operating expenses were approximately $58.4 million and $116.3 million for the quarter and six months ended June 30, 2023, respectively, as compared to approximately $56.5 million and $111.9 million for the quarter and six months ended June 30, 2022, respectively. Property operating expenses increased during the quarter and six months ended June 30, 2023 as compared to the quarter and six months ended June 30, 2022, primarily due to an increase in average occupancy and increased labor costs. The increase in property operating expenses was partially offset by the sale of two properties in August 2022.
General and Administrative Expenses. General and administrative expenses were approximately $2.3 million and $4.6 million for the quarter and six months ended June 30, 2023, respectively, as compared to approximately $2.4 million and $5.1 million for the quarter and six months ended June 30, 2022, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, sales taxes, accounting and legal fees, and board of director fees.
Asset Management Fees. We incurred asset management fees of approximately $3.5 million and $7.0 million for the quarter and six months ended June 30, 2023, respectively, as compared to approximately $3.5 million and $7.1 million for the quarter and six months ended June 30, 2022, respectively. Asset management fees are paid to our Advisor for the management of our real estate assets and other permitted investments.
Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $3.8 million and $7.7 million for the quarter and six months ended June 30, 2023, respectively, as compared to approximately $3.8 million and $7.3 million for the quarter and six months ended June 30, 2022, respectively. The property management fees are based on a percentage of revenues under the property management agreement and the increase across periods is reflective of the increase in average occupancy and resident fees and service revenue over the same period as described above.
Financing Coordination Fees. We incurred financing coordination fees of approximately $0.2 million for the quarter and six months ended June 30, 2023 related to the refinancing of the loan associated with five operating properties. We did not incur any financing coordination fees for the quarter and six months ended June 30, 2022.
Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.9 million and $26.3 million for the quarter and six months ended June 30, 2023, respectively, as compared to approximately $13.9 million and $27.5 million for the quarter and six months ended June 30, 2022, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The decrease is primarily due to the sale of three properties in 2022. The decrease in depreciation and amortization expense was partially offset by investments of approximately $16.2 million in capital improvements to maintain and improve our properties subsequent to June 30, 2022.
Interest and Other Income. Interest and other income was approximately $0.9 million and $2.0 million for the quarter and six months ended June 30, 2023, respectively, as compared to approximately $4.0 million for each of the quarter and six months ended June 30, 2022, respectively. Interest and other income include $0.9 million in COVID-19 relief funds received during the six months ended June 30, 2023 and $3.9 million in COVID-19 relief funds received during the quarter and six months ended June 30, 2022.
Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $10.3 million and $19.9 million for the quarter and six months ended June 30, 2023, respectively, as compared to approximately $4.7 million and $8.6 million for the quarter and six months ended June 30, 2022, respectively. The increase in interest expense and loan cost amortization for the quarter and six months ended June 30, 2023 is primarily due to the rising interest rate environment. During the six months ended June 30, 2023 and 2022, we were able to partially mitigate the full impact from the rise in interest rates due to the interest rate caps in place as part of our overall variable debt hedging strategy.
Gain on Change of Control of a Joint Venture. During the six months ended June 30, 2022, we recognized a gain of approximately $8.4 million as part of acquiring the remaining 25% interest in the Windsor Manor Joint Venture from our joint venture partner, resulting in us owning a 100% controlling interest in the Windsor Manor Joint Venture and derecognizing our equity method investment in the Windsor Manor Joint Venture. We did not record such gains during the quarter and six months ended June 30, 2023.

Income Tax Expense. We incurred income tax expense of approximately $0.1 million and $0.2 million during the quarter and six months ended June 30, 2023, respectively, and incurred approximately $0.1 million and $0.2 million during the quarter and six months ended June 30, 2022.
Net Operating Income
We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI. We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties. We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We aggregate NOI on a “same store” basis for comparable properties that we have owned during the entirety of all periods presented. Non-same-store NOI includes NOI from a property sold in April 2022 and two properties sold in August 2022, as we did not own these properties during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the quarter and six months ended June 30, 2023 and 2022 (in thousands) and the amount invested in properties as of June 30, 2023 and 2022 (in millions):

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Net (loss) income	$(5,311)	$24			$(11,164)	$4,352
Adjusted to exclude:
General and administrative expenses	2,310	2,441			4,554	5,072
Asset management fees	3,475	3,523			6,951	7,102
Financing coordination fees	163	—			163	—
Depreciation and amortization	12,860	13,891			26,270	27,533
Other expense (income)	9,326	750			17,914	(3,768)
Income tax expense	92	65			203	150
NOI	$22,915	$20,694	$2,221	10.7%	$44,891	$40,441	$4,450	11.0%
Less: Non-same-store NOI	—	639			—	984
Same-store NOI	$22,915	$20,055	$2,860	14.3%	$44,891	$39,457	$5,434	13.8%
Invested in operating properties, end of period (in millions)	$1,739	$1,765			$1,739	$1,765
Overall, our same-store NOI for the quarter and six months ended June 30, 2023 increased by approximately $2.9 million and $5.4 million, respectively, as compared to the quarter and six months ended June 30, 2022. Same store NOI increased primarily due to an increase in average occupancy and increases in rates charged to our residents, partially offset by an increase in operating expenses due to inflation and increased labor costs.
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
The following table presents a reconciliation of net income to FFO and MFFO for the quarter and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(5,315)	$1	$(11,166)	$4,304
Adjustments:
Depreciation and amortization	12,860	13,891	26,270	27,533
Gain on change of control of a joint venture(1)	—	—	—	(8,376)
FFO adjustments attributable to noncontrolling interests	(12)	(34)	(24)	(69)
FFO attributable to common stockholders	7,533	13,858	15,080	23,392
Straight-line rent adjustments(2)	431	169	898	520
Amortization of premium for debt investments	—	(11)	(17)	(21)
Realized loss on extinguishment of debt(3)	—	28	11	28
MFFO adjustments attributable to noncontrolling interests	(1)	(1)	(2)	(10)
MFFO attributable to common stockholders	$7,963	$14,043	$15,970	$23,909
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,960	173,960
Net (loss) income per share (basic and diluted)	$(0.03)	$0.00	$(0.06)	$0.02
FFO per share (basic and diluted)	$0.04	$0.08	$0.09	$0.13
MFFO per share (basic and diluted)	$0.05	$0.08	$0.09	$0.14

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
The following is a schedule as of June 30, 2023 of our fixed and variable rate debt maturities for the remainder of 2023, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value(1)
Fixed rate debt	$281	$20,668	$—	$—	$—	$—	$20,949	$20,000
Weighted average interest rate on fixed rate debt	3.25%	3.25%	—%	—%	—%	—%	3.25%
Variable rate debt	$145	$548,298	$316	$15,541	$—	$—	$564,300	$564,000
Average interest rate on variable rate debt(2)	1.55% + Variable Rate	1.55% + Variable Rate	2.50% + Variable Rate	2.50% + Variable Rate	—	—	1.58% + Variable Rate
____________
FOOTNOTES:
(1)The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2023. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.
(2)Variable rates applicable to our variable rate debt are at Term SOFR (as defined in the debt agreements).
Management estimates that a hypothetical one-percentage point increase in variable rates compared to variable rates as of June 30, 2023, ignoring the impact of our interest rate caps in place, would increase interest expense by approximately $5.6 million on an annualized basis based on variable rate debt outstanding as of June 30, 2023. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR and SOFR does not factor in a potential change in variable rate debt levels or interest rate protection provided by interest rate caps.
As of June 30, 2023, the Company’s debt is comprised of approximately 3.6% in fixed rate debt, approximately 73.1% in variable rate debt with current interest rate protection and approximately 23.3% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our Credit Facilities. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.
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
Issuer Purchases of Equity Securities – None
Secondary Sales of Registered Shares between Investors
During the six months ended June 30, 2023 and 2022, there were approximately 1,032,000 shares and 627,000 shares transferred between investors, respectively, at an average sales price per share of approximately $4.72 and $4.65, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.
Item 3. Defaults Upon Senior Securities – None
Item 4. Mine Safety Disclosure – Not Applicable
Item 5. Other Information
Insider Trading Arrangements
During the quarter ended June 30, 2023, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX
Exhibits
The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
Fourth Amendment to Advisory Agreement by and among CNL Healthcare Properties, Inc., CHP Partners, LP, and CNL Healthcare Corp. dated effective as of June 8, 2023. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed June 6, 2023 and incorporated herein by reference.)

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

101
The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of August 2023.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)