Form 10-Q
period 2023-09-30
CNL Healthcare Properties, Inc.
filed 2023-11-09
CIK 1496454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
The number of shares of common stock of the registrant outstanding as of November 8, 2023 was 175,292,459.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Condensed Consolidated Financial Information
CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

ASSETS	September 30, 2023	December 31, 2022
Real estate investment properties, net (including VIEs $30,267 and $30,906, respectively)	$1,286,207	$1,313,438
Cash (including VIEs $507 and $646, respectively)	53,501	69,504
Restricted cash (including VIEs $1 and $9, respectively)	2,196	4,070
Other assets (including VIEs $143 and $554, respectively)	30,004	36,868
Deferred rent, lease incentives and intangibles, net	11,694	13,423
Total assets	$1,383,602	$1,437,303
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $20,752 and $21,142, respectively)	$36,824	$61,773
Credit facilities	547,127	546,100
Accounts payable and accrued liabilities (including VIEs $1,014 and $533, respectively)	30,409	30,270
Other liabilities (including VIEs $196 and $91, respectively)	7,573	7,469
Due to related parties	1,362	1,397
Total liabilities	623,295	647,009
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 186,626 shares issued and 173,960 shares outstanding	1,740	1,740
Capital in excess of par value	1,516,926	1,516,926
Accumulated income	83,828	100,408
Accumulated distributions	(842,667)	(829,307)
Accumulated other comprehensive loss	(9)	(16)
Total stockholders' equity	759,818	789,751
Noncontrolling interest	489	543
Total equity	760,307	790,294
Total liabilities and equity	$1,383,602	$1,437,303

The abbreviation VIEs above means variable interest entities.
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Rental income and related revenues	$6,730	$6,668	$20,166	$20,240
Resident fees and services	79,483	74,824	234,892	220,888
Total revenues	86,213	81,492	255,058	241,128
Operating expenses:
Property operating expenses	59,395	57,297	175,687	169,148
General and administrative expenses	2,015	2,730	6,569	7,802
Asset management fees	3,476	3,496	10,427	10,598
Property management fees	3,881	3,680	11,543	11,024
Financing coordination fees	—	—	163	—
Depreciation and amortization	12,471	13,232	38,741	40,765
Total operating expenses	81,238	80,435	243,130	239,337
Gain on sale of real estate	—	6,282	—	6,282
Operating income	4,975	7,339	11,928	8,073
Other income (expense):
Interest and other income	506	70	2,510	4,064
Interest expense and loan cost amortization	(10,762)	(6,076)	(30,680)	(14,678)
Gain on change of control of a joint venture	—	—	—	8,376
Total other expense	(10,256)	(6,006)	(28,170)	(2,238)
(Loss) income before income taxes	(5,281)	1,333	(16,242)	5,835
Income tax expense	(118)	(71)	(321)	(221)
Net (loss) income	(5,399)	1,262	(16,563)	5,614
Less: Amounts attributable to noncontrolling interests	15	940	17	988
Net (loss) income attributable to common stockholders	$(5,414)	$322	$(16,580)	$4,626

Net (loss) income per share of common stock (basic and diluted)	$(0.03)	$—	$(0.10)	$0.03
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,960	173,960
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net (loss) income	$(5,399)	$1,262	$(16,563)	$5,614
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	56	(145)	7	1,702
Total other comprehensive income (loss)	56	(145)	7	1,702
Comprehensive (loss) income	(5,343)	1,117	(16,556)	7,316
Less: Comprehensive income attributable to noncontrolling interest	15	940	17	988
Comprehensive (loss) income attributable to common stockholders	$(5,358)	$177	$(16,573)	$6,328
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
(in thousands, except per share data)

						Accumulated
	Common Stock		Capital in			Other	Total	Non-
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2023	173,960	$1,740	$1,516,926	$89,242	$(838,213)	$(65)	$769,630	$487	$770,117
Net (loss) income	—	—	—	(5,414)	—	—	(5,414)	15	(5,399)
Other comprehensive income	—	—	—	—	—	56	56	—	56
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Cash distributions declared ($0.0256 per share)	—	—	—	—	(4,454)	—	(4,454)	—	(4,454)
Balance at September 30, 2023	173,960	$1,740	$1,516,926	$83,828	$(842,667)	$(9)	$759,818	$489	$760,307

Balance at December 31, 2022	173,960	$1,740	$1,516,926	$100,408	$(829,307)	$(16)	$789,751	$543	$790,294
Net (loss) income	—	—	—	(16,580)	—	—	(16,580)	17	(16,563)
Other comprehensive income	—	—	—	—	—	7	7	—	7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(71)	(71)
Cash distributions declared ($0.0768 per share)	—	—	—	—	(13,360)	—	(13,360)	—	(13,360)
Balance at September 30, 2023	173,960	$1,740	$1,516,926	$83,828	$(842,667)	$(9)	$759,818	$489	$760,307

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)
(in thousands, except per share data)

						Accumulated
	Common Stock		Capital in			Other	Total	Non-
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2022	173,960	$1,740	$1,516,926	$106,165	$(820,399)	$1,857	$806,289	$1,765	$808,054
Net income	—	—	—	322	—	—	322	940	1,262
Other comprehensive loss	—	—	—	—	—	(145)	(145)	—	(145)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,134)	(2,134)
Cash distributions declared ($0.0256 per share)	—	—	—	—	(4,454)	—	(4,454)	—	(4,454)
Balance at September 30, 2022	173,960	$1,740	$1,516,926	$106,487	$(824,853)	$1,712	$802,012	$571	$802,583

Balance at December 31, 2021	173,960	$1,740	$1,516,926	$101,861	$(811,493)	$10	$809,044	$1,717	$810,761
Net income	—	—	—	4,626	—	—	4,626	988	5,614
Other comprehensive income	—	—	—	—	—	1,702	1,702	—	1,702
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,134)	(2,134)
Cash distributions declared ($0.0768 per share)	—	—	—	—	(13,360)	—	(13,360)	—	(13,360)
Balance at September 30, 2022	173,960	$1,740	$1,516,926	$106,487	$(824,853)	$1,712	$802,012	$571	$802,583
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net cash flows provided by operating activities	$24,616	$34,394
Investing activities:
Acquisition of joint venture interest, net of cash acquired	—	(1,134)
Net proceeds from sale of property	—	36,655
Capital expenditures	(10,463)	(12,288)
Purchase of held-to-maturity securities	(4,880)	—
Proceeds from maturity of short-term securities	15,000	—
Other investing activities	—	373
Net cash (used in) provided by investing activities	(343)	23,606
Financing activities:
Distributions to stockholders	(13,360)	(13,360)
Draws on line of credit	—	45,000
Purchase of interest rate cap	(3,211)	—
Principal payments on mortgages and other notes payable	(25,067)	(45,935)
Distributions to noncontrolling interests	(71)	(2,134)
Other financing activities	(441)	(324)
Net cash flows used in financing activities	(42,150)	(16,753)
Net (decrease) increase in cash and restricted cash	(17,877)	41,247
Cash and restricted cash at beginning of period	73,574	57,681
Cash and restricted cash at end of period	$55,697	$98,928

Supplemental disclosure of non-cash investing and financing activities:
Real estate investment properties	$—	$29,384
Intangibles	—	4,281
Mortgages and notes payable	—	(18,468)
Net assets recognized upon the change in control of the Windsor Manor Joint Venture	$—	$15,197
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
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
As of September 30, 2023, the Company’s seniors housing portfolio was geographically diversified with properties in 26 states and consisted of interests in 70 properties, including 69 seniors housing communities and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the nine months ended September 30, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023. Amounts as of December 31, 2022 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
2.Summary of Significant Accounting Policies (continued)
Grant Income — In response to the coronavirus pandemic, the federal government and some states provided funds to providers of seniors housing communities. These funds were deemed federal/state governmental grants and provided that the recipients attest to and comply with certain terms and conditions. Grant income is recognized upon receipt of the funds and when all the conditions of the grant have been met. During the nine months ended September 30, 2023 and 2022, the Company recorded approximately $1.0 million and $3.9 million, respectively, as other income in the accompanying condensed consolidated statements of operations as all conditions of the grant had been met.
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
Variable Interest Entities — As of December 31, 2022, the Company had net assets in two subsidiaries classified as VIEs. The Company determined it was the primary beneficiary and held a controlling financial interest in the subsidiaries due to its power to direct the activities that most significantly impact the economic performance of these entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs were included in the accompanying condensed consolidated financial statements. The Company sold the property owned by one of these subsidiaries in August 2022, dissolved the subsidiary during the nine months ended September 30, 2023 and as of September 30, 2023, had one remaining subsidiary classified as a VIE. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its net investment in this entity which totaled approximately $8.5 million as of September 30, 2023. The Company’s exposure is limited because of the non-recourse nature of the borrowings of this VIE.
3.Revenue
The following table presents disaggregated revenue related to the Company’s resident fees and services during the quarter and nine months ended September 30, 2023 and 2022:

	Quarter Ended September 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2023	2022	2023	2022	2023	2022
Independent living	2,222	2,223	$20.4	$18.7	25.7%	25.0%
Assisted living	3,039	3,041	39.5	37.3	49.7	49.9
Memory care	932	932	15.5	15.1	19.5	20.2
Other revenues	—	—	4.1	3.7	5.1	4.9
	6,193	6,196	$79.5	$74.8	100.0%	100.0%

	Nine Months Ended September 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2023	2022	2023	2022	2023	2022
Independent living	2,222	2,223	$60.0	$55.1	25.5%	24.9%
Assisted living	3,039	3,041	117.1	109.5	49.9	49.7
Memory care	932	932	46.1	45.6	19.6	20.6
Other revenues	—	—	11.7	10.7	5.0	4.8
	6,193	6,196	$234.9	$220.9	100.0%	100.0%

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
4.Real Estate Assets, net
The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023	December 31, 2022
Land and land improvements	$136,984	$136,416
Building and building improvements	1,499,634	1,495,552
Furniture, fixtures and equipment	110,984	105,784
Less: accumulated depreciation	(461,395)	(424,314)
Real estate investment properties, net	$1,286,207	$1,313,438
Depreciation expense on the Company’s real estate investment properties, net was approximately $12.5 million and $37.6 million for the quarter and nine months ended September 30, 2023, respectively, and approximately $12.4 million and $38.2 million for the quarter and nine months ended September 30, 2022, respectively.
5.Indebtedness
During the nine months ended September 30, 2023, the Company paid approximately $25.1 million in principal payments, which included the repayment of a mortgage loan of approximately $22.8 million collateralized by one property in advance of its scheduled maturity in June 2023, the repayment of $1.4 million of unscheduled principal payments relating to a mortgage loan collateralized by five properties and $0.9 million of scheduled principal payments. During the nine months ended September 30, 2023, the Company also exercised its one-year extension option for the $133.0 million outstanding under the Company’s Revolving Credit Facility, which extended the maturity date from May 2023 to May 2024. The Company has $0.2 million of scheduled principal payments coming due during the remainder of 2023.

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

During the nine months ended September 30, 2023, the Company purchased a short-term interest rate cap for approximately $3.1 million, which had a notional value of $420.0 million and a strike price of 3.5%, to hedge the majority of its Credit Facilities. The interest rate cap matured in August 2023. In addition, the Company purchased a short-term interest rate cap for approximately $0.1 million, with a notional value of $8.0 million, a strike price of 3.5%, and a maturity date of January 2024 to hedge a portion of its interest rate exposure relating to the $16.3 million variable rate secured indebtedness that was refinanced in June 2023. The fair value of these cash flow hedges of approximately $0.04 million is included in other assets in the accompanying condensed consolidated balance sheets as of September 30, 2023.

The following is a schedule of future principal payments for the Company’s total indebtedness for the remainder of 2023, for each of the next four years and thereafter, in the aggregate, as of September 30, 2023 (in thousands):

2023	$217
2024	568,968
2025	308
2026	15,542
2027	—
Thereafter	—
$585,035

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

5.Indebtedness (continued)
The Company has approximately $548.0 million outstanding under its unsecured Credit Facilities as of the balance sheet date which mature in May 2024. As of the balance sheet date, the Company does not have sufficient cash on hand to satisfy these obligations. Management has been in discussions with existing and potential lenders, and based on the negotiations to date with its lender group, the Company believes it is probable it will be successful in refinancing the amounts outstanding under the Credit Facilities. The Company’s low leverage profile, along with current and anticipated cash flows, are expected to be sufficient to support a refinancing of the current outstanding indebtedness while maintaining reasonable debt service coverage ratios. There can be no assurance that the refinancing will occur or will occur on the terms currently contemplated. If sufficient refinancing cannot be arranged under an unsecured facility to satisfy the outstanding obligations due in May 2024, it may impact the Company’s ability to continue its operations. The Company believes it has other options to meet its obligation. These other options include, but are not limited to, refinancing with lending institutions as a secured loan facility, issuing mortgages collateralized by unencumbered properties in its portfolio and/or selling all or a portion of the 63 unencumbered properties and using net sales proceeds to satisfy the obligation.
The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$36.0	$36.8	$60.8	$61.8
Credit facilities, net	$548.0	$547.1	$548.0	$546.1
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
Generally, the loan agreements for the Company’s mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary events of default and remedies for the lenders. As of September 30, 2023, the Company was in compliance with all financial covenants related to its mortgage loans.
The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of September 30, 2023, the Company was in compliance with all financial covenants related to its Credit Facilities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
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
The Company paid approximately $0.03 million and $0.10 million during the quarter and nine months ended September 30, 2023 and 2022, respectively, of cash distributions on Restricted Stock issued through March 2017 pursuant to the Expense Support Agreement. These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The termination of the Expense Support Agreement in June 2023 does not impact the previously issued Restricted Stock.
The expenses and fees incurred by and reimbursable to the Company’s related parties for the quarter and nine months ended September 30, 2023 and 2022, and related amounts unpaid as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	Quarter Ended		Nine Months Ended		Unpaid amounts as of (1)
	September 30,		September 30,		September 30, 2023	December 31, 2022
	2023	2022	2023	2022
Reimbursable expenses:
Operating expenses (2)	$687	$835	$2,081	$2,390	$203	$238
	687	835	2,081	2,390	203	238

Investment services fee (3)	—	—	—	60	—	—
Disposition fee (4)	—	127	—	195	—	—
Financing coordination fees (5)	—	—	163	—	—	—
Asset management fees	3,476	3,496	10,427	10,598	1,159	1,159
	$4,163	$4,458	$12,671	$13,243	$1,362	$1,397
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
(3)For the nine months ended September 30, 2022, the Company incurred approximately $0.1 million in investment services fees, all of which was capitalized and included in real estate assets, net in the accompanying condensed consolidated balance sheets. For the quarter and nine months ended September 30, 2023, the Company did not incur any investment services fees.
(4)Amounts are recorded as a reduction to gain on sale of real estate in the accompanying condensed consolidated statements of operations.
(5)For the nine months ended September 30, 2023, the Company incurred financing coordination fees of approximately $0.2 million, related to the refinancing of the loan associated with five operating properties, all of which was expensed on the accompanying condensed consolidated statement of operations. The Company did not incur any financing coordination fees for the quarter and nine months ended September 30, 2022.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
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
As a result of the Company’s completed seniors housing developments continuing to move towards or achieving stabilization, the Company monitors the lease-up of these properties to determine whether the established performance metrics have been met as of each reporting period. As of September 30, 2023, the Company did not have any remaining promoted interest agreements with third-party developers as the one remaining promoted interest agreement expired in July 2023.
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
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2023 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “continues,” “may,” “will,” “seeks,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.
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
•risks associated with real estate markets, including declining real estate values and rising insurance costs;
•risks associated with reliance on the Company’s advisor and its affiliates, including conflicts of interest;
•the Company’s failure to repay, obtain, renew, refinance or extend necessary financing or to access the debt or equity markets;

•disruptions from cybersecurity incidents;

•costs resulting from damaging weather events and climate change;
•the use of debt to finance the Company’s business activities, including repayment, refinancing and interest rate risk and the Company’s failure to comply with debt covenants;
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
Introduction
The following discussion is based on the condensed consolidated financial statements as of September 30, 2023 (unaudited) and December 31, 2022. Amounts as of December 31, 2022 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
As of September 30, 2023, our seniors housing investment portfolio consisted of interests in 70 properties, consisting of a geographically diversified portfolio of 69 seniors housing communities and one vacant land parcel in 26 states. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities.
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
Portfolio Overview
As of September 30, 2023, our healthcare investment portfolio consisted of interests in 70 properties, comprising 69 seniors housing communities and one vacant land parcel.

We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of November 8, 2023:

The following table summarizes our seniors housing investment portfolio by investment structure as of November 8, 2023:

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
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor credit quality by (1) reviewing financial statements that are required to be delivered to us under the applicable lease, (2) direct interaction with onsite property managers, (3) monitoring news and rating agency reports regarding our tenants (or their parent companies) and their underlying businesses, (4) monitoring the timeliness of rent collections and (5) monitoring lease coverage.

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
Significant Tenants and Operators
Our real estate portfolio of 69 seniors housing properties is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 10% or more of our rentable space as of November 8, 2023, excluding the vacant land parcel:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	77.5%	2025
Wellmore, LLC	2	366	22.5	2031-2032
	15	1,627	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	30.8%	2023-2024
Prestige Senior Living, LLC	13	895	14.2	2023-2024
Morningstar Senior Management, LLC	4	834	13.2	2024
Other operators (1)	30	2,645	41.8	2024-2029
	54	6,322	100.0%
_____________________________
FOOTNOTE:
(1)Comprised of various operators each of which comprise less than 10% of our consolidated rentable square footage.
Tenant Lease Expirations
As of September 30, 2023, we owned 15 seniors housing properties that were leased to third party tenants under triple-net operating leases. During the nine months ended September 30, 2023, our rental income represented approximately 7.9% of our total revenues.
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

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2023, each of the next nine years and thereafter on our consolidated seniors housing portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of properties and percentages):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2023	—	—	$—	—%
2024	—	—	—	—
2025	13	1,261	18,508	68.2
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
2031	1	137	3,710	13.6
2032	1	229	4,937	18.2
Thereafter	—	—	—	—
Total	15	1,627	$27,155	100.0%

Weighted Average Remaining Lease Term: (3)			4.0 years
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
Operator Expirations
As of September 30, 2023, we had 54 seniors housing properties managed by third-party operators. All of our management agreements have been in place for multiple years and some include annual auto-renewal clauses which are effective unless a notice of termination is provided by either party. We work with our operators in advance of management agreement expirations or renewal period options in order for us to maintain a balanced operator rollover schedule, which provides us flexibility to execute on possible strategic alternatives, minimize potential early termination fees and align with the broader industry. The management agreements of 31 of our managed seniors housing properties were scheduled to expire within one year or less as of September 30, 2023, all of which are expected to be renewed.
Liquidity and Capital Resources
General
Our ongoing primary source of capital is proceeds from operating cash flows. Our primary uses of capital include the payment of distributions, payment of operating expenses, funding capital improvements to existing properties and payment of debt service. Generally, we expect to meet short-term working capital needs from our cash flows from operations. Our ongoing sources and uses of capital have been and will continue to be impacted by the rate of occupancy recovery from the COVID-19 pandemic and by the higher interest rate environment. As necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures or to cover periodic shortfalls between distributions paid and cash flows from operating activities.

Weighted average occupancy was higher during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. We implemented rate increases at our properties as part of ongoing resident lease renewals throughout 2022 and continued to implement rate increases during 2023, which when combined with improved occupancy as compared to 2022, resulted in an increase in revenues during the nine months ended September 30, 2023. Labor costs remained at elevated levels during this period due to increased wages in a tight labor market. The “great resignation” resulted in an increase in the number of vacant positions at our communities, which led to increased reliance on temporary agency personnel to temporarily fill vacancies. Our intensified focus since 2022 of hiring and filling some of the vacant staff roles resulted in ongoing reductions in our reliance on temporary agency labor during 2023. Increases in occupancy and resident rates increased revenue streams during the nine months ended September 30, 2023. However, we anticipate that labor costs and operating expenses will remain at elevated levels.
Macro-economic and geopolitical events around the globe have contributed to volatile credit markets. As part of its effort to reduce the rising levels of inflation, the Federal Reserve enacted several interest rate increases beginning in March 2022. Those interest rate increases continued through July 2023, and additional rate increases may continue during the remainder of 2023. The interest rate increases to date have contributed to, and any further interest rate increases will contribute to higher interest expense on our unhedged variable rate debt. We have used interest rate caps for interest rate protection on a portion of our variable rate debt and continue to monitor opportunities to further protect the remaining unhedged variable rate debt.
As of September 30, 2023, we had approximately $185.4 million of liquidity (consisting of $53.5 million cash on hand, $14.9 million invested in short term securities and $117.0 million in undrawn availability under the Revolving Credit Facility). We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we continue to recover from the disruptions in occupancy from COVID-19, continue to navigate through rising labor costs during a tight labor market, increased operating expenses from current inflation levels and the increase in interest costs from a rising interest rate environment. The rate of occupancy recovery from COVID-19, a tight labor market, inflation, the volatility in the credit markets and a rising interest rate environment may have an impact on our financial condition, results of operations and cash flows.
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
During the nine months ended September 30, 2023, we did not sell any properties. During the nine months ended September 30, 2022, we closed on the sale of the Hurst Specialty Hospital and the Fieldstone at Pear Orchard and Fieldstone Memory Care properties (collectively, the “Fieldstone Properties”), and received net sales proceeds of approximately $36.7 million. One of the Fieldstone Properties was indirectly owned through a consolidated joint venture and we used a portion of the net sales proceeds from the sale of the property owned by the consolidated joint venture to pay distributions to our co-venture partner in accordance with the terms of the joint venture agreement.
Borrowings
During the nine months ended September 30, 2023, we refinanced a mortgage loan with the existing lender that consisted of $16.1 million of indebtedness secured by five properties that had a LIBOR based benchmark rate and was scheduled to mature in February 2024. In connection with the refinancing, we also amended certain terms and transitioned its benchmark rate from LIBOR to Term SOFR effective June 30, 2023, extended the maturity date from February 2024 to February 2026 and obtained two one-year extension options. We paid the Advisor a refinance fee of approximately $0.2 million related to this transaction. During the nine months ended September 30, 2022, we borrowed $45.0 million from our Revolving Credit Facility to refinance approximately $44.5 million of secured indebtedness in advance of its September 2022 maturity. We may borrow money to fund enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities to the extent impacted by compressed property NOI margins from rising labor costs, inflationary pressures on other operating expenses and an increased interest rate environment.

Maturity of Short-Term Securities
During the nine months ended September 30, 2023, we received approximately $15.0 million from the maturity of short-term securities and reinvested $4.9 million of these proceeds in short-term securities as described below under “Purchase of Held-to-Maturity Securities”. We did not own investments in any securities during the nine months ended September 30, 2022.
Net Cash Provided by Operating Activities
Cash flows from operating activities for the nine months ended September 30, 2023 and 2022 were approximately $24.6 million and $34.4 million, respectively. The change in cash flows from operating activities for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily the result of the following:
•higher interest expense due to the rising interest rate environment; and
•$3.9 million received in provider relief funds under the CARES Act during the nine months ended September 30, 2022, compared to $1.0 million received in state grants during the nine months ended September 30, 2023; partially offset by
•an increase in property NOI related to our seniors housing properties due to higher average occupancy and rate increases subsequent to September 30, 2022, offset by the sale of two properties in August 2022.
Uses of Liquidity and Capital Resources
Acquisition of Joint Venture Interest
There were no acquisitions during the nine months ended September 30, 2023. As of December 31, 2021, we indirectly owned five properties through a 75% interest in an unconsolidated joint venture (the “Windsor Manor Joint Venture”), an unconsolidated equity method investment. Effective January 1, 2022, we acquired the remaining 25% interest from our joint venture partner for approximately $3.3 million and we currently own a 100% controlling interest in the Windsor Manor Joint Venture.
Capital Expenditures
We paid approximately $10.5 million and $12.3 million in capital expenditures during the nine months ended September 30, 2023 and 2022, respectively. We continue to invest in capital improvements to maintain and improve our properties.
Purchase of Held-to-Maturity Securities
During the nine months ended September 30, 2023, we reinvested approximately $4.9 million of proceeds received from the maturities of held-to-maturity securities in additional short-term held-to-maturity securities to enhance the yield earned on cash on hand. We did not purchase held-to-maturity securities during the nine months ended September 30, 2022.
Purchase of Interest Rate Cap
During the nine months ended September 30, 2023, we paid approximately $3.1 million to purchase a short-term interest rate cap with a notional value of $420.0 million, a strike price of 3.5%, and a maturity date in August 2023, to hedge the majority of our variable rate interest exposure relating to our Credit Facilities. In addition, during the nine months ended September 30, 2023, we paid approximately $0.1 million to purchase a short-term interest rate cap with a notional value of $8.0 million, a strike price of 3.5%, and a maturity date of January 2024 to hedge a portion of our interest rate exposure relating to $16.3 million of variable rate secured indebtedness that we refinanced in June 2023. During the nine months ended September 30, 2023, we earned a combined $3.2 million from the interest rate cap counterparties related to our two interest rate caps which are included in interest expense and loan costs amortization in the accompanying condensed consolidated statements of operations. We did not purchase any interest rate caps during the nine months ended September 30, 2022.

Debt Repayments
During the nine months ended September 30, 2023, we paid approximately $25.1 million in principal payments, which included the repayment of a mortgage loan of approximately $22.8 million collateralized by one property in advance of its scheduled maturity of June 2023, the repayment of $1.4 million of unscheduled principal payments relating to a mortgage loan collateralized by five properties and $0.9 million of scheduled principal payments. During the nine months ended September 30, 2023, we exercised our one-year extension option and extended the maturity date of our Revolving Credit Facility from May 2023 to May 2024. During the nine months ended September 30, 2022, we paid approximately $45.9 million, which included $1.4 million of scheduled repayments on our mortgages and other notes payable and the June 2022 refinance of approximately $44.5 million of secured indebtedness, consisting of debt collateralized by five properties, in advance of its scheduled maturity of September 2022. We added the five properties to the borrowing base of our unsecured Credit Facilities and used $45.0 million from amounts available under the Revolving Credit Facility to repay our secured indebtedness.
The following is a schedule of future principal payments for our total indebtedness for the remainder of 2023, for each of the next four years and thereafter, in the aggregate, as of September 30, 2023 (in thousands):

2023	$217
2024	568,968
2025	308
2026	15,542
2027	—
Thereafter	—
$585,035
As of September 30, 2023, we had approximately $185.4 million of liquidity (consisting of $53.5 million cash on hand, $14.9 million invested in short term securities and $117.0 million available under the Revolving Credit Facility) and were well positioned to manage the $0.2 million of scheduled payments coming due during the rest of 2023.
We have approximately $548.0 million outstanding under our unsecured Credit Facilities as of the balance sheet date which mature in May 2024. We anticipate refinancing the amounts outstanding under our Credit Facilities in advance of their May 2024 maturity and have been in discussions with existing and new participating lenders on the refinancing. We anticipate reducing the total facility size from $665 million to approximately $600 million. Based on feedback from our proposed lender group and on the negotiations to date, we believe that it is probable that we will be successful in refinancing the amounts outstanding under our Credit Facilities. Our low leverage profile, along with current and anticipated cash flows, are expected to be sufficient to support a refinancing of the current outstanding indebtedness while maintaining reasonable debt service coverage ratios. There can be no assurance that the refinancing will occur or on the terms currently contemplated. If sufficient refinancing cannot be arranged under an unsecured facility to satisfy the outstanding obligations due in May 2024, we believe we have other options to meet our obligation. These other options include but are not limited to, refinancing with lending institutions as a secured loan facility, issuing mortgages collateralized by unencumbered properties in our portfolio and/or selling all or a portion of our 63 unencumbered properties and using net sales proceeds to satisfy the obligation.
On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.
The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities) on an annual basis. As of September 30, 2023 and December 31, 2022, we had aggregate debt leverage ratios of approximately 30.9% and 31.9%, respectively, of the aggregate carrying value of our assets.
Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary performance criteria and remedies for the lenders. As of September 30, 2023, we were in compliance with all financial covenants related to our mortgage loans.

The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 95% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of September 30, 2023, we were in compliance with all financial covenants related to our Credit Facilities.
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
The following table presents cash distributions per share and total cash distributions declared on a quarterly basis for the nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2023 Quarters
First	$0.02560	$4,453	$5,328
Second	0.02560	4,453	11,415
Third	0.02560	4,454	7,873
Total	$0.07680	$13,360	$24,616

2022 Quarters
First	$0.02560	$4,453	$8,236
Second	0.02560	4,453	15,840
Third	0.02560	4,454	10,318
Total	$0.07680	$13,360	$34,394
_______________________________
FOOTNOTES:
(1)For the nine months ended September 30, 2023 and 2022, our net (loss) income attributable to common stockholders was approximately $(16.6) million and $4.6 million, respectively, while total cash distributions declared were approximately $13.4 million and $13.4 million, respectively. For the nine months ended September 30, 2023 and 2022, approximately 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.
(2)Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

Distributions to Noncontrolling Interests
During the nine months ended September 30, 2023, our consolidated joint venture paid distributions of approximately $0.1 million to our co-venture partner, representing their pro rata share of operating cash flows. During the nine months ended September 30, 2022, our consolidated joint ventures paid distributions of approximately $2.1 million to co-venture partners, which included $2.0 million representing the pro rata share of net sales proceeds from the sale of one of the Fieldstone Properties owned by one of the consolidated joint ventures, and the balance represented their pro rata share of operating cash flows.
Results of Operations
Except for the impact of elevated labor costs and a rising interest rate environment, we are not aware of other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the operation of properties, other than those referred to in the risk factors identified in “Part II, Item 1A” of this report and the “Risk Factors” section of our Annual Report.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.
Quarter and nine months ended September 30, 2023 as compared to the quarter and nine months ended September 30, 2022
As of September 30, 2023 and 2022, excluding our vacant land, we owned 69, consolidated operating investment properties, respectively.

	Investment count as of September 30,
Consolidated operating investment types:	2023	2022
Seniors housing leased	15	15
Seniors housing managed	54	54
	69	69
Rental Income and Related Revenues. Rental income and related revenues were approximately $6.7 million and $20.2 million for the quarter and nine months ended September 30, 2023, respectively, as compared to approximately $6.7 million and $20.2 million for the quarter and nine months ended September 30, 2022, respectively.
Resident Fees and Services. Resident fees and services income was approximately $79.5 million and $234.9 million for the quarter and nine months ended September 30, 2023, respectively, as compared to approximately $74.8 million and $220.9 million for the quarter and nine months ended September 30, 2022, respectively. The increase in revenue during the quarter and nine months ended September 30, 2023 as compared to the quarter and nine months ended September 30, 2022 was primarily due to an increase in average occupancy and increases in rates charged to our residents. The increase was partially offset by the sale of two properties in August 2022.
Property Operating Expenses. Property operating expenses were approximately $59.4 million and $175.7 million for the quarter and nine months ended September 30, 2023, respectively, as compared to approximately $57.3 million and $169.1 million for the quarter and nine months ended September 30, 2022, respectively. Property operating expenses increased during the quarter and nine months ended September 30, 2023 as compared to the quarter and nine months ended September 30, 2022, primarily due to an increase in average occupancy and increased labor costs. The increase in property operating expenses was partially offset by the sale of two properties in August 2022.
General and Administrative Expenses. General and administrative expenses were approximately $2.0 million and $6.6 million for the quarter and nine months ended September 30, 2023, respectively, as compared to approximately $2.7 million and $7.8 million for the quarter and nine months ended September 30, 2022, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, sales taxes, accounting and legal fees, and board of director fees.
Asset Management Fees. We incurred asset management fees of approximately $3.5 million and $10.4 million for the quarter and nine months ended September 30, 2023, respectively, as compared to approximately $3.5 million and $10.6 million for the quarter and nine months ended September 30, 2022, respectively. Asset management fees are paid to our Advisor for the management of our real estate assets and other permitted investments.

Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $3.9 million and $11.5 million for the quarter and nine months ended September 30, 2023, respectively, as compared to approximately $3.7 million and $11.0 million for the quarter and nine months ended September 30, 2022, respectively. The property management fees are based on a percentage of revenues under the property management agreement and the increase across periods is reflective of the increase in average occupancy and resident fees and service revenue over the same period as described above.
Financing Coordination Fees. We incurred financing coordination fees of approximately $0.2 million for the nine months ended September 30, 2023 related to the refinancing of the loan associated with five operating properties. We did not incur any financing coordination fees for the quarter ended September 30, 2023 and the quarter and nine months ended September 30, 2022.
Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.5 million and $38.7 million for the quarter and nine months ended September 30, 2023, respectively, as compared to approximately $13.2 million and $40.8 million for the quarter and nine months ended September 30, 2022, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The decrease is primarily due to the sale of two properties in August 2022. The decrease in depreciation and amortization expense was partially offset by investments of approximately $16.0 million in capital improvements to maintain and improve our properties subsequent to September 30, 2022.
Gain on sale of real estate. Gain on the sale of real estate of the Fieldstone Properties was approximately $6.3 million during the quarter and nine months ended September 30, 2022. One of the Fieldstone Properties was indirectly owned through a consolidated joint venture. Of the aggregate gain on the sale of real estate for the nine months ended September 30, 2022, approximately $5.4 million was allocable to common stockholders. We did not sell any properties during the quarter and nine months ended September 30, 2023.
Interest and Other Income. Interest and other income was approximately $0.5 million and $2.5 million for the quarter and nine months ended September 30, 2023, respectively, as compared to approximately $0.1 million and $4.1 million for each of the quarter and nine months ended September 30, 2022, respectively. The increase in interest and other income during the quarter ended September 30, 2023 as compared to the quarter ended September 30, 2022 was primarily due to an increase in interest income from cash deposits and U.S. treasuries. Interest and other income includes $1.0 million in COVID-19 relief funds received during the nine months ended September 30, 2023 and $3.9 million in COVID-19 relief funds received during the nine months ended September 30, 2022.
Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $10.8 million and $30.7 million for the quarter and nine months ended September 30, 2023, respectively, as compared to approximately $6.1 million and $14.7 million for the quarter and nine months ended September 30, 2022, respectively. The increase in interest expense and loan cost amortization for the quarter and nine months ended September 30, 2023 is primarily due to the rising interest rate environment. During the nine months ended September 30, 2023 and 2022, we were able to partially mitigate the full impact from the rise in interest rates due to the interest rate caps in place as part of our overall variable debt hedging strategy.
Gain on Change of Control of a Joint Venture. During the nine months ended September 30, 2022, we recognized a gain of approximately $8.4 million as part of acquiring the remaining 25% interest in the Windsor Manor Joint Venture from our joint venture partner, resulting in us owning a 100% controlling interest in the Windsor Manor Joint Venture and recognizing our equity method investment in the Windsor Manor Joint Venture. We did not record such gains during the quarter and nine months ended September 30, 2023.
Income Tax Expense. We incurred income tax expense of approximately $0.1 million and $0.3 million during the quarter and nine months ended September 30, 2023, respectively, and incurred approximately $0.1 million and $0.2 million during the quarter and nine months ended September 30, 2022, respectively.
Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was approximately $0.02 million during the quarter and nine months ended September 30, 2023, and approximately $0.9 million and $1.0 million for the quarter and nine months ended September 30, 2022, respectively. The decrease in the net income attributable to noncontrolling interests during the quarter and nine months ended September 30, 2023, as compared to the quarter and nine months ended September 30, 2022, was primarily due to the sale of one of the Fieldstone Properties by one of our consolidated joint ventures in August 2022, which resulted in a gain on sale of real estate of approximately $0.9 million attributable to noncontrolling interests.

Net Operating Income
We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI. We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties. We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We aggregate NOI on a “same store” basis for comparable properties that we have owned during the entirety of the periods presented. Non-same-store NOI includes NOI from a property sold in April 2022 and two properties sold in August 2022, as we did not own these properties during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the quarter and nine months ended September 30, 2023 and 2022 (in thousands) and the amount invested in properties as of September 30, 2023 and 2022 (in millions):

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Net (loss) income	$(5,399)	$1,262			$(16,563)	$5,614
Adjusted to exclude:
General and administrative expenses	2,015	2,730			6,569	7,802
Asset management fees	3,476	3,496			10,427	10,598
Financing coordination fees	—	—			163	—
Depreciation and amortization	12,471	13,232			38,741	40,765
Gain on sale of real estate	—	(6,282)			—	(6,282)
Other expense	10,256	6,006			28,170	2,238
Income tax expense	118	71			321	221
NOI	$22,937	$20,515	$2,422	11.8%	$67,828	$60,956	$6,872	11.3%
Less: Non-same-store NOI	—	282			—	1,266
Same-store NOI	$22,937	$20,233	$2,704	13.4%	$67,828	$59,690	$8,138	13.6%
Invested in operating properties, end of period (in millions)	$1,739	$1,739			$1,739	$1,739
Overall, our same-store NOI for the quarter and nine months ended September 30, 2023 increased by approximately $2.7 million and $8.1 million, respectively, as compared to the quarter and nine months ended September 30, 2022. Same store NOI increased primarily due to an increase in average occupancy and increases in rates charged to our residents, partially offset by an increase in operating expenses due to inflation and increased labor costs.
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
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (or loss) as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
The following table presents a reconciliation of net income to FFO and MFFO for the quarter and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(5,414)	$322	$(16,580)	$4,626
Adjustments:
Depreciation and amortization	12,471	13,232	38,741	40,765
Gain on sale of real estate(1)	—	(6,282)	—	(6,282)
Gain on change of control of a joint venture(2)	—	—	—	(8,376)
FFO adjustments attributable to noncontrolling interests	(13)	902	(37)	833
FFO attributable to common stockholders	7,044	8,174	22,124	31,566
Straight-line rent adjustments(3)	436	264	1,334	784
Amortization of premium for debt investments	—	(10)	(17)	(31)
Realized loss on extinguishment of debt(4)	—	—	11	28
MFFO adjustments attributable to noncontrolling interests	(2)	22	(4)	12
MFFO attributable to common stockholders	$7,478	$8,450	$23,448	$32,359
Weighted average number of shares of common stock outstanding (basic and diluted)	173,960	173,960	173,960	173,960
Net (loss) income per share (basic and diluted)	$(0.03)	$—	$(0.10)	$0.03
FFO per share (basic and diluted)	$0.04	$0.05	$0.13	$0.18
MFFO per share (basic and diluted)	$0.04	$0.05	$0.13	$0.19

______________________________
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
(3)Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income or expense recognition that is significantly different than underlying contract terms. By adjusting for these items (from a GAAP accrual basis in order to reflect such payments on a cash basis of amounts expected to be received for such lease and rental payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(4)Management believes that adjusting for the realized loss on the extinguishment of debt, hedges or other derivatives is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.
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
The following is a schedule as of September 30, 2023 of our fixed and variable rate debt maturities for the remainder of 2023, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value(1)
Fixed rate debt	$142	$20,668	$—	$—	$—	$—	$20,810	$20,000
Weighted average interest rate on fixed rate debt	3.25%	3.25%	—%	—%	—%	—%	3.25%
Variable rate debt	$75	$548,300	$308	$15,542	$—	$—	$564,225	$564,000
Average interest rate on variable rate debt(2)	1.55% + Term SOFR	1.55% + Term SOFR	2.50% + Term SOFR	2.50% + Term SOFR	—	—	1.58% + Term SOFR
____________
FOOTNOTES:
(1)The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2023. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.
(2)Term SOFR is defined in the respective debt agreement.
Management estimates that a hypothetical one-percentage point increase in variable rates compared to variable rates as of September 30, 2023, disregarding the impact of our interest rate caps in place, would increase interest expense by approximately $5.6 million on an annualized basis based on variable rate debt outstanding as of September 30, 2023. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in SOFR does not factor in a potential change in variable rate debt levels or interest rate protection provided by interest rate caps.
Throughout most of 2023, we had two interest rate caps in place, one of which expired in August 2023. Prior to the expiration of this interest rate cap, our debt was comprised of approximately 3.6% in fixed rate debt, approximately 73.1% in variable rate debt with interest rate protection and approximately 23.3% of unhedged variable rate debt (primarily related to our Credit Facilities) based on debt outstanding as of mid-August 2023. After the expiration of the interest rate cap, our debt was comprised of 3.6% in fixed rate debt, approximately 1.4% in variable rate debt with current interest rate protection and approximately 95.0% of unhedged variable rate debt. We are evaluating several hedging options and anticipate entering into a new hedging transaction by the end of 2023 that will provide interest rate protection on a portion of our unhedged variable rate debt.
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
Issuer Purchases of Equity Securities – None
Secondary Sales of Registered Shares between Investors
During the nine months ended September 30, 2023 and 2022, there were approximately 1,560,000 shares and 864,000 shares transferred between investors, respectively, at an average sales price per share of approximately $4.64 and $4.73, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.
Item 3. Defaults Upon Senior Securities – None
Item 4. Mine Safety Disclosure – Not Applicable
Item 5. Other Information
Insider Trading Arrangements
During the quarter ended September 30, 2023, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX
Exhibits
The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101
The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of November 2023.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)