Form 10-K
period 2023-12-31
CNL Healthcare Properties, Inc.
filed 2024-03-12
CIK 1496454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is currently no established public market for the registrant’s shares of common stock. Based on the Company’s $6.92 net asset value (“NAV”) per share as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $1.2 billion.
The number of shares of common stock of the registrant outstanding as of March 7, 2024 was 175,274,045.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
STATEMENT REGARDING FORWARD LOOKING INFORMATION
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could,” the negative of such terms and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share NAV of the Company’s common stock, macroeconomic conditions including inflation and rising interest rates, the recovery from the COVID-19 pandemic and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
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
Advisor and Property Manager
We are externally managed and advised by CNL Healthcare Corp. (“Advisor”), an affiliate of CNL Financial Group, LLC (“Sponsor”). The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”). Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives and dispositions on our behalf pursuant to an advisory agreement (as amended, the “Advisory Agreement”). In June 2023, we amended the Advisory Agreement and renewed it through June 2025. For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data – Note 12. Related Party Arrangements.”
Seniors Housing Investment Focus and Strategy
As of December 31, 2023, our investment portfolio consisted of interests in 70 properties, comprised of 69 seniors housing communities and one vacant land parcel. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities. Our strategy is to manage our seniors housing portfolio in a way that will allow us to provide stockholders with cash distributions; preserve, protect and return stockholders’ invested capital; and explore liquidity opportunities. The exploration of liquidity opportunities, such as the sale of either the Company or our assets, a potential merger, or the listing of our common shares on a national securities exchange, is further described below under “Possible Strategic Alternatives.”
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

In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our common stock redemption plan (“Redemption Plan”) effective July 11, 2018. In addition, as part of executing on Possible Strategic Alternatives, our board of directors committed to a plan to sell 70 properties which included medical office buildings, post-acute care facilities, acute care hospitals plus several skilled nursing facilities across the U.S. We sold the 70 properties, received net sales proceeds of approximately $1.5 billion and used the net sales proceeds to: (1) repay indebtedness secured by the properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution in May 2019 of approximately $347.9 million (or $2.00 per share) to our stockholders and (4) retained net sales proceeds for other corporate purposes, because we were focused on maintaining balance sheet strength and liquidity to enhance financial flexibility.
Our Special Committee continues to work with our financial advisor to carefully study market data. Economic and transactional environments were not conducive for dispositions or any type of large-scale deals in 2023 due to a volatile credit and debt capital markets, along with 11 consecutive interest rate increases by the Federal Reserve between March 2022 and July 2023, with uncertainty on the timing and depth of potential future interest rate cuts. We remain fully committed to our readiness, active study and pursuit of additional Possible Strategic Alternatives to provide incremental liquidity to our stockholders when constructive market conditions return.
Portfolio Overview
We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate assets and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of March 7, 2024:

The following table summarizes our remaining healthcare portfolio by asset class and investment structure as of March 7, 2024:

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
Distributions
In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. While we generally expect to pay distributions from cash flows provided by operating activities, we have covered, and may in the future cover, periodic shortfalls between distributions paid and cash flows provided by operating activities from other sources; such as from cash flows provided by financing activities, a component of which could include borrowings, whether collateralized by our properties or unsecured, or net sales proceeds from the sale of real estate. We have not established any limit on the extent to which we may use borrowings to pay distributions, and there is no assurance we will be able to sustain distributions at any level. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Uses of Liquidity and Capital Resources - Distributions” for a table that presents total regular distributions declared and issued, and cash flows provided by operating activities for each quarter in the years ended December 31, 2023 and 2022.
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
Competition
Our tenants and operators compete with other properties that provide comparable services in their local markets. Tenants and operators compete for residents based on a variety of factors including, but not limited to: quality of care, reputation, location, service offerings, staff and price. Throughout the COVID-19 pandemic, seniors housing operators experienced broad-based occupancy declines and as a result, we expect elevated levels of competition to continue in 2024 and beyond as operators continue to attempt to fill unoccupied units.
Human Capital
We are externally managed and as such we do not have any employees. All of our executive officers are employees of the Advisor or one of its affiliates. We do not directly compensate our executive officers for services rendered to us.
Government Regulations
Our business is subject to various federal, state and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, healthcare regulatory matters, environmental regulations, and zoning regulations and land use controls. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently. We did not make any material capital expenditures in connection with these regulations during the year ended December 31, 2023 and we do not expect that we will be required to make any such material capital expenditures during 2024.
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
Risks Related to The Company’s Business
Epidemics, pandemics, or other infectious diseases, including COVID-19, and health and safety measures intended to reduce their spread may have an adverse effect on the Company’s business, results of operations and financial condition.
The COVID-19 pandemic resulted in a decline in occupancy, resident fees, and revenues, and coupled with an increase in COVID-19 operating expenses, had a negative impact on results of operations and cash flow from operations at the Company’s senior communities. Future epidemics, pandemics or infectious diseases, and future potential variants, may have a negative impact on the Company’s business, results from operations, financial condition, liquidity and cash flows, which impact will depend on many factors including: the ultimate duration thereof; the severity on seniors generally and those living in seniors housing communities specifically; the continued emergence of additional variants; issues with the supply chain and availability and cost of goods; and consumer sentiment regarding the safety of seniors housing communities during and after the epidemic or pandemic which may impact demand for seniors housing communities.
Epidemics, pandemics or other infectious diseases, and actions taken by governments, businesses and individuals in response thereto could subject the Company’s business, operations, and financial condition to a number of risks, including, but not limited to:
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
•the Company’s ability to control incremental costs, including increased costs resulting from higher inflation and insurance costs;
•staffing shortages resulting from the pandemic and other actions taken by local and national governments;
•potential litigation expenses and increased reputational risk; and
•the Company’s ability to pay distributions at expected levels or at all.

If the Company does not successfully implement a liquidity event, investors may have to hold an investment for an indeterminate period of time.

In April 2018, the Company’s board of directors formed a special committee consisting solely of independent directors (“Special Committee”) to consider possible strategic alternatives to provide liquidity to the Company’s stockholders. In connection with its consideration of Possible Strategic Alternatives, the board of directors suspended both the Company’s Reinvestment Plan and Redemption Plan effective July 11, 2018, committed to a plan to sell and the Company sold 70 properties consisting of medical office buildings, acute-care properties, post-acute care properties and skilled nursing facilities.
The Company used the net sales proceeds to: (1) repay indebtedness secured by or allocated to the sold properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution of $347.9 million to stockholders (or $2.00 per share) and (4) retained net sales proceeds for other corporate purposes. As of December 31, 2023, the Company’s investment portfolio consisted of interests in seniors housing communities and one vacant land parcel.

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
In determining the Company’s estimated NAV per share, the Company primarily relied upon a valuation of the Company’s portfolio of properties and debt as of the end of the calendar year. Valuations and appraisals of the Company’s properties and outstanding debt are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties. Therefore, the Company’s estimated NAV per share may not reflect the amount that would be realized upon a sale of each of the Company’s properties.
For the purposes of calculating the Company’s estimated NAV per share, the Company retained an independent third-party valuation firm as valuation expert to determine the Company’s estimated NAV per share and the value of the Company’s properties and debt as of the end of the calendar year. The valuation methodologies used to estimate the NAV of the Company’s shares as well as the value of the Company’s properties and outstanding debt involved certain subjective judgments, including but not limited to, discounted cash flow analyses and the direct capitalization approach for wholly owned and partially owned properties. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond the Company’s control. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of the Company’s properties and the Company’s investments in real estate-related assets may not correspond to the realizable value upon a sale of those assets. In addition, reduced occupancy levels at the Company’s properties, as well as disruptions in the financial markets or deteriorating economic conditions that differ from what the Company anticipated at the time the Company acquired the properties could result in decreased values for such properties. As a result, the value of the Company’s real estate investments could decrease below the amounts the Company paid for the investments and also adversely affect NAV.
The Company’s valuation procedures and its NAV are not subject to accounting principles generally accepted in the United States, or GAAP, and will not be subject to independent audit. The Company’s NAV may differ from the Company’s total equity (net assets) reflected on the Company’s audited financial statements, even if the Company is required to adopt a fair value basis of accounting for GAAP financial statement purposes.

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
Although the Company’s operating lease agreements provide it with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, borrower, manager, or other obligor in bankruptcy or subject to insolvency proceedings may be able to limit or delay the Company’s ability to collect unpaid rent and to exercise other rights and remedies. In addition, if a lease is rejected in a tenant bankruptcy, the Company’s claim against the tenant may be limited by applicable provisions of bankruptcy law. The Company may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. If the Company has terminated its lease with a tenant, the Company may not be able to find another tenant on a timely basis, if at all, based on the then conditions of the Company’s industry or the country’s economic conditions. If the Company cannot transition a leased property to a new tenant, the Company may take possession of that property, which may expose it to certain successor liabilities. Publicity about the operator’s financial condition and insolvency proceedings may also negatively impact their and the Company’s reputations, decreasing customer demand and revenues. Should such events occur, the Company’s revenue and operating cash flow may be adversely affected.
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
Recent increases in the rate of inflation, both real and anticipated, as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services to our tenants and operators. Increased operating costs could have an adverse impact if operating expenses exceed the pace of increases in revenue at our operating properties. Similarly, if increases in tenants' operating expenses exceed increases in their revenue, this may adversely affect our tenants’ ability to pay rent owed to us. An increase in our tenants’ expenses and a failure of their revenues to increase at least with inflation could adversely impact our tenants’ and our financial condition and our results of operations.
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
There are many factors that can affect the availability and timing of distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments, current and projected cash requirements and tax considerations. Distributions may be limited in whole or in part by covenants of the Company’s credit facilities or other loans. Because the Company receives income from property operations and interest or rents at various times during the Company’s fiscal year, distributions paid may not reflect the Company’s income earned in that particular distribution period. The amount of cash available for distributions is affected by many factors, such as the income from the Company’s real estate investments, the Company’s operating expense levels and many other variables. Actual cash available for distribution may vary substantially from estimates. The Company’s actual results may differ significantly from the assumptions used by the Company’s board of directors in establishing the distribution rates to be paid on its shares.
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
Our tenants and operators are subject to various federal, state and local laws, ordinances and regulations, including, in some cases, the Health Insurance Portability and Accountability Act of 1996, or HIPAA and various other state and federal laws that relate to privacy and data security. Failure to comply with these requirements could have a materially adverse effect on us and the ability of our tenants and operators to meet their obligations to us. While we and our tenants and operators maintain various security controls, there is a risk of data security incidents or breaches.
Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence. Where the data security incident or breach occurs at or involves a tenant or operator, the tenant’s or operator’s ability to fulfill its obligations to us could be jeopardized.
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
The Company’s credit facilities contain limitations on distributions and the extent of allowable distributions. The Company’s credit facilities requires that allowable distributions not exceed the greater of 70% of adjusted FFO (as defined in the credit agreement for the credit facilities) or the amount of distributions required to be paid out to maintain the Company’s REIT status. These and other similar restrictions in loan agreements the Company may enter into impact the Company’s ability to pay distributions to investors.
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
The Company sometimes enters into fixed-term financing arrangements, including the Company’s current credit facilities, which require it to make “balloon” payments at maturity. The Company’s ability to pay or refinance such obligations at maturity is uncertain and may depend upon the Company’s ability to obtain additional financing or sell a particular property. At the time the balloon payment is due, the Company may not be able to raise equity or refinance the balloon payment on terms as favorable as the original loan or sell property at a price sufficient to make the balloon payment. These refinancing or property sales could negatively impact the rate of return to stockholders and the timing of disposition of the Company’s assets. In addition, payments of principal and interest may leave the Company with insufficient cash to pay the distributions that the Company is required to pay to maintain its qualification as a REIT.

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
The operations of the Company’s seniors housing properties are subject to numerous federal, state, and local laws and regulations that may frequently and substantially change as a result of legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of certain revenue sources until all licensure or certification issues have been resolved. Properties may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State laws may require compliance with extensive standards governing operations and agencies administering those laws regularly inspect such properties and investigate complaints. Failure to comply with all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services at the Company’s seniors housing properties. Additionally, transfers of operations of certain facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. The Company has no direct control over the tenant’s or manager’s ability to meet regulatory requirements and failure to comply with these laws, regulations and requirements may materially adversely affect the operations of these properties.
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
The Company believes it operates as a REIT under the Code and believes the Company will continue to operate as a REIT in such manner. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the Company’s control may also affect the Company’s ability to remain qualified as a REIT. If the Company fails to qualify as a REIT for any taxable year, (i) the Company will be subject to federal and state income tax on the Company’s taxable income for that year at regular corporate rates, (ii) for taxable years beginning before December 31, 2017, the Company may be subject to alternative minimum tax on the Company’s taxable income for that year at regular corporate rates, (iii) unless entitled to relief under relevant statutory provisions, the Company would generally be disqualified from taxation as a REIT for the four taxable years following the year of disqualification as a REIT; and (iv) distributions to stockholders would no longer qualify for the dividends paid deduction in computing the Company’s taxable income. If the Company does not qualify as a REIT, the Company would not be required to make distributions to stockholders because a non-REIT is not required to pay dividends to stockholders in order to maintain REIT status or avoid an excise tax. The additional income tax liability the Company would incur as a result of failing to qualify as a REIT would reduce the Company’s net earnings available for distributions to stockholders and also reduce the funds available for satisfying the Company’s obligations in general. If the Company fails to qualify as a REIT, the Company may be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair the Company’s ability to implement its business strategy and would adversely affect the value of its stock.
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
The Company maintains the status of its operating partnership as either a disregarded entity or an entity taxable as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a disregarded entity or an entity taxable as a partnership, the Company’s operating partnership would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to the Company. Additionally, this could result in the Company’s failure to qualify as a REIT and becoming subject to a corporate level tax on the Company’s taxable income. This would substantially reduce the cash available to the Company to pay distributions and the return on an investment. In addition, if any of the partnerships or limited liability companies through which the Company’s operating partnership owns its properties, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Company’s operating partnership. Such a re-characterization of an underlying property owner could also threaten the Company’s ability to maintain REIT status.
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
The Company’s board of directors has overall authority to conduct the Company’s operations. This authority includes significant flexibility. For example, without obtaining stockholder approval, the Company’s board of directors can: (i) list the Company’s stock on a national securities exchange or include its stock for quotation on the National Market System of the NASDAQ Stock Market; (ii) prevent the ownership, transfer and/or accumulation of shares in order to protect the Company’s status as a REIT or for any other reason deemed to be in the best interests of the stockholders; (iii) authorize and issue additional shares of any class or series of stock, which could dilute an ownership interest; (iv) change the Company’s Advisor’s compensation, and employ and compensate affiliates; (v) direct the Company’s investments toward those that will not appreciate over time, such as loans and building-only properties, with the land owned by a third-party; and (vi) establish and change minimum creditworthiness standards with respect to tenants. Any of these actions could reduce the value of the Company’s assets without giving investors, as stockholders, the right to vote.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have no employees and are externally managed by our Advisor, an affiliate of our Sponsor. Our Advisor has responsibility for our day-to-day operations, serving as a consultant in connection with policy decisions to be made by the board of directors.
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to customers, reputational damage adversely affecting customer or investor confidence and violation of data privacy or security laws. Our Sponsor maintains an enterprise-wide cybersecurity program to protect and defend against and manage foreseeable cybersecurity risks and threats, including for the Company. The cybersecurity program is administered by the Sponsor’s Chief Technology Officer (“CTO”), who has adopted the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Based on the NIST standards, our cybersecurity program breaks down its efforts to manage cybersecurity risk into five (5) pillars: identify, protect, detect, respond and recover.
Identifying and assessing cybersecurity risk as well as protecting us from such risk is integrated into our overall risk management systems and processes as well as specifically addressed in our enterprise-wide cybersecurity program. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including threat intelligence collaboration and advisory mediums, third-party due diligence and risk assessments when determining the selection, oversight and engagement of third-party service providers, application security evaluations and annual penetration tests as well as management risk and compliance reviews. The foregoing combines with periodic review and analysis of third-party service provider system and organizational controls, internal network intrusion prevention systems, vulnerability assessments, access management, data loss prevention, remote access control, mandatory cybersecurity awareness training and random phishing campaigns with additional requisite training, if applicable, to identify and protect against cybersecurity risk.
Any potential cybersecurity compromise, whether direct or indirect, is analyzed and documented by the securities operations team (the “SO Team”) and escalated to the cybersecurity incident response team (“CSIRT”) as necessary. The SO Team is comprised of cybersecurity professionals and the CSIRT is comprised of certain of the Sponsor’s and Company’s executives from legal, corporate communications, IT, compliance, finance, and risk management.
Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact. Materiality is determined by considering qualitative and quantitative factors. The CSIRT team also conducts tabletop exercises to simulate responses to cybersecurity incidents. Our team of cybersecurity professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the company, and form detection, mitigation and remediation strategies.
Recovery and restoration from a cybersecurity incident can vary depending on type of attack and materiality of assets and information affected.
As of the date of this filing, we do not believe that our business strategy, results of operations or financial conditions have been materially affected by any risks from cybersecurity threats for the reporting period covered by this report. However, institutions like us, and our service providers, have experienced cybersecurity events and data incidents in the past and will likely continue to be the target of cyberattacks and intrusions. For additional information on the cybersecurity risks we face, see “Part 1, Item 1A. Risk Factors–Cyber security risks and cyber incidents could adversely affect the Company’s business and disrupt operations.”
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates at least annually from senior management, including leaders from the CTO, internal audit and legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our board of directors also engages in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

The cybersecurity risk management and strategy processes are overseen by the Sponsor’s cybersecurity committee which consists of the Company’s chief financial officer and general counsel, and the CTO, legal, risk management, and compliance teams Such individuals have an average of over 15 years of prior work experience in various roles involving information technology, including security, auditing, and compliance. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.

Item 2. PROPERTIES
As of December 31, 2023, we had investments in 70 real estate investment properties, as described in Item 1. “Business––Seniors Housing Investment Focus and Strategy.” The following tables set forth details on our consolidated healthcare investment portfolio by asset class (in millions):

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2023	Investment Amount
Seniors Housing (Leased)
Primrose Retirement Community of Casper Casper, WY	Triple-net Lease	2/16/2012	$—	$19.0
Sweetwater Retirement Community Billings, MT	Triple-net Lease	2/16/2012	—	16.3
Primrose Retirement Community of Grand Island Grand Island, NE	Triple-net Lease	2/16/2012	—	13.4
Primrose Retirement Community of Mansfield Mansfield, OH	Triple-net Lease	2/16/2012	—	18.3
Primrose Retirement Community of Marion Marion, OH	Triple-net Lease	2/16/2012	—	17.9
Primrose Retirement Community of Lima Lima, OH	Triple-net Lease	12/19/2012	—	18.6
Primrose Retirement Community of Zanesville Zanesville, OH (“Columbus”)	Triple-net Lease	12/19/2012	—	19.1
Primrose Retirement Community of Decatur Decatur, IL	Triple-net Lease	12/19/2012	—	18.2
Primrose Retirement Community of Council Bluffs Council Bluffs, IA (“Omaha”)	Triple-net Lease	12/19/2012	—	12.9
Primrose Retirement Community Cottages Aberdeen, SD	Triple-net Lease	12/19/2012	—	4.3
Primrose Retirement Community of Anderson Anderson, IN (“Muncie”)	Triple-net Lease	5/29/2015	—	21.1
Primrose Retirement Community of Lancaster Lancaster, OH (“Columbus”)	Triple-net Lease	5/29/2015	—	25.7
Primrose Retirement Community of Wausau Wausau, WI (“Green Bay”)	Triple-net Lease	5/29/2015	—	20.3
Wellmore of Tega Cay Tega Cay, SC (“Charlotte”)	Triple-net Lease	2/7/2014	—	32.2
Wellmore of Lexington Lexington, SC (“Columbia”)	Triple-net Lease	9/14/2015	—	53.7
Senior Housing (Managed)
Brookridge Heights Assisted Living & Memory Care Marquette, MI	Managed	12/21/2012	—	18.5
Curry House Assisted Living & Memory Care Cadillac, MI	Managed	12/21/2012	—	13.5
Symphony Manor Baltimore, MD	Managed	12/21/2012	—	24.0
Woodholme Gardens Assisted Living & Memory Care Pikesville, MD (“Baltimore”)	Managed	12/21/2012	—	17.1
Tranquillity at Fredericktowne Frederick, MD	Managed	12/21/2012	—	23.3
HarborChase of Villages Crossing Lady Lake, FL (“The Villages”)	Managed	8/29/2012	—	19.7
HarborChase of Jasper Jasper, AL	Managed	8/1/2013	—	7.3
HarborChase of Plainfield Plainfield, IL	Managed	3/28/2014	—	26.5

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2023	Investment Amount
Senior Housing (Managed) - continued
HarborChase of Shorewood Shorewood, WI (“Milwaukee”)	Managed	7/8/2014	$—	$23.8
Raider Ranch Lubbock, TX	Managed	8/29/2013	—	72.0
Town Village Oklahoma City, OK	Managed	8/29/2013	—	23.7
MorningStar of Billings Billings, MT	Managed	12/2/2013	—	48.3
MorningStar of Boise Boise, ID	Managed	12/2/2013	—	40.0
MorningStar of Idaho Falls Idaho Falls, ID	Managed	12/2/2013	—	44.4
MorningStar of Sparks Sparks, NV (“Reno”)	Managed	12/2/2013	—	55.2
Prestige Senior Living Arbor Place Medford, OR	Managed	12/2/2013	—	15.8
Prestige Senior Living Beaverton Hills Beaverton, OR (“Portland”)	Managed	12/2/2013	—	12.9
Prestige Senior Living Five Rivers Tillamook, OR	Managed	12/2/2013	—	16.7
Prestige Senior Living High Desert Bend, OR	Managed	12/2/2013	—	13.6
Prestige Senior Living Huntington Terrace Gresham, OR (“Portland”)	Managed	12/2/2013	—	15.0
Prestige Senior Living Orchard Heights Salem, OR	Managed	12/2/2013	—	17.8
Prestige Senior Living Riverwood Tualatin, OR (“Portland”)	Managed	12/2/2013	—	9.7
Prestige Senior Living Southern Hills Salem, OR	Managed	12/2/2013	—	12.9
Prestige Senior Living Auburn Meadows Auburn, WA (“Seattle”)	Managed	2/3/2014	—	21.9
Prestige Senior Living Bridgewood Vancouver, WA (“Portland”)	Managed	2/3/2014	—	22.1
Prestige Senior Living Monticello Park Longview, WA	Managed	2/3/2014	—	27.4
Prestige Senior Living Rosemont Yelm, WA	Managed	2/3/2014	—	16.9
Prestige Senior Living West Hills Corvallis, OR	Managed	3/3/2014	—	15.0
Isle at Cedar Ridge Cedar Park, TX (“Austin”)	Managed	2/28/2014	—	22.0
Legacy Ranch Alzheimer's Special Care Center Midland, TX	Managed	3/28/2014	—	12.0
The Springs Alzheimer's Special Care Center San Angelo, TX	Managed	3/28/2014	—	10.9
Isle at Watercrest - Bryan Bryan, TX	Managed	4/21/2014	—	50.4
Isle at Watercrest - Mansfield Mansfield, TX (“Dallas/Fort Worth”)	Managed	5/5/2014	—	31.3
Watercrest at Mansfield (1) Mansfield, TX (“Dallas/Fort Worth”)	Managed	6/30/2014	—	49.0

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2023	Investment Amount
Senior Housing (Managed) - continued
Watercrest at Katy (2) Lubbock, TX	Managed	6/27/2014	$20.7	$37.2
Fairfield Village of Layton Layton, UT (“Salt Lake City”)	Managed	11/20/2014	—	68.0
Superior Residences of Panama City Panama City Beach, FL	Managed	7/15/2015	—	20.0
Parc at Duluth Duluth, GA (“Atlanta”)	Managed	7/31/2015	—	52.8
Parc at Piedmont Marietta, GA (“Atlanta”)	Managed	7/31/2015	—	50.8
The Pavilion at Great Hills Austin, TX	Managed	7/31/2015	—	35.0
The Hampton at Meadows Place Meadows Place, TX (“Houston”)	Managed	7/31/2015	—	28.4
The Beacon at Gulf Breeze Gulf Breeze, FL (“Pensacola”)	Managed	7/31/2015	—	28.0
Waterstone on Augusta Greenville, SC	Managed	8/31/2015	—	26.8
Palmilla Senior Living Albuquerque, NM	Managed	9/30/2015	—	47.6
Cedar Lake Assisted Living and Memory Care Lake Zurich, IL (“Chicago”)	Managed	9/30/2015	—	30.0
The Shores of Lake Phalen Maplewood, MN (“St. Paul”)	Managed	11/10/2015	—	29.2
The Dogwood Forest of Grayson Grayson, GA	Managed	11/24/2015	—	25.7
Park Place Senior Living at WingHaven O'Fallon, MO (“St Louis”)	Managed	12/17/2015	—	54.0
Hearthside Senior Living of Collierville Collierville, TN (“Memphis”)	Managed	12/29/2015	—	17.0
Windsor Manor of Vinton Vinton, IA	Managed	8/31/2012	2.4	5.0
Windsor Manor of Webster City Webster City, IA	Managed	8/31/2012	2.2	5.8
Windsor Manor of Nevada Nevada, IA	Managed	8/31/2012	4.9	5.3
Windsor Manor of Indianola Indianola, IA	Managed	4/2/2013	1.9	4.9
Windsor Manor of Grinnell Grinnell, IA	Managed	4/2/2013	4.7	5.5
Vacant Land
Albuquerque NM, Land Owner Albuquerque, NM	Managed	9/7/2017	—	1.1
			$36.8	$1,739.7
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
During the year ended December 31, 2023, our board of directors initiated a process to estimate the Company’s NAV per share as of December 31, 2023 (“Valuation Date”) and engaged Stanger to provide a report containing, among other things, a range for the estimated NAV per share of our common stock as of the Valuation Date (“Valuation Report”). The engagement of Stanger was based on a number of factors including Stanger’s experience in the valuation of assets similar to those we own. Upon receipt of the Valuation Report from Stanger, which contained, among other information, a range for the estimated NAV per share for our common stock, our Valuation Committee considered the reasonableness of the range of per share values in order to make a recommendation to our board of directors. On March 7, 2023, our board of directors accepted the recommendation of our Valuation Committee and approved an estimated NAV as of December 31, 2023 of $6.28 per share, which includes deductions for estimated transaction costs (the “2023 NAV”). The Company previously announced an estimated NAV of $6.92 per share as of December 31, 2022 (the “2022 NAV”) and previously announced an estimated NAV of $7.37 per share as of December 31, 2021 (the “2021” NAV”).
For additional information on the determination of our estimated NAV, please refer to our Current Report on Form 8-K filed with the SEC on March 12, 2024.
Stockholder Information
As of December 31, 2023, we had 46,183 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
In July 2018, in light of the Company’s decision to proceed with the exploration of Possible Strategic Alternatives, our board of directors suspended our Reinvestment Plan and our Redemption Plan. Approximately $16.4 million (1.6 million shares) of unsatisfied redemptions requests were placed in a redemption requests queue effective with the suspension of our Redemption Plan. The unsatisfied redemption requests placed in the redemption queue will remain there until such time, if at all, that our board of directors reinstates our Redemption Plan. Unless our Redemption Plan is reinstated by our board of directors, we will not as a general matter accept or otherwise process any additional redemption requests. There can be no guarantee that our Redemption Plan will be reinstated by our board of directors.
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
The table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Uses of Capital Resources–Distributions” presents total regular cash distributions declared and issued, and cash flows provided by operating activities for each quarter in the years ended December 31, 2023 and 2022. On March 21, 2022, our Board approved $0.0256 per share as the first quarter 2022 distribution (the “First Quarter Distribution”). The First Quarter Distribution represents a fifty percent (50%) discount from the previous quarter’s declared cash distribution. The First Quarter Distribution rate is the result of various factors including, without limitation, the continued COVID-19 impact on industry performance, inflation, a rising interest rate environment and volatility in the credit markets. We, along with our Board, will continue to monitor our cash flow and operating proceeds as well as our strategic alternatives process and make no assurances regarding future quarterly cash distributions.
The tax composition of our distributions declared for years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022
Return of capital	100.00%	100.00%
Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2023 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2024. In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated E&P are treated as a return of capital to the stockholders. E&P is a statutory calculation which is derived from net income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders. No amounts distributed to stockholders for the years ended December 31, 2023 and 2022 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our Advisory Agreement.
Unregistered Sales of Equity Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
None.
Secondary Sales of Registered Shares between Investors
During years ended December 31, 2023, 2022 and 2021, there were approximately 2,297,000 shares, 936,000 shares and 743,000 shares transferred between investors, respectively, at an average sales price per share of approximately $4.48, $4.77 and $4.13, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 6. RESERVED

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
CNL Healthcare Properties, Inc. is a Maryland corporation that elected to be taxed as a REIT for U.S. federal income tax purposes. We have and intend to continue to be organized and operate in a manner that allows us to remain qualified as a REIT for federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries. The discussion of our financial condition and results of operations for the year ended December 31, 2021 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed on March 10, 2023 is incorporated by reference herein.
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
We are externally managed and advised by CNL Healthcare Corp. (the “Advisor”). Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives (as described below under “Possible Strategic Alternatives”), and dispositions on our behalf pursuant to the Advisory Agreement. In June 2023, we amended the Advisory Agreement and extended it through June 2025. For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data–Note 12. Related Party Arrangements.”
As of December 31, 2023, our seniors housing investment portfolio consisted of interests in 70 properties, consisting of a geographically diversified portfolio of 69 seniors housing communities and one vacant land parcel. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities. Five of our 69 seniors housing properties were previously owned through an unconsolidated joint venture and became wholly-owned effective January 1, 2022.
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
In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our common stock redemption plan (“Redemption Plan”) effective July 11, 2018. In addition, as part of executing on Possible Strategic Alternatives, our board of directors committed to a plan to sell 70 properties which included medical office buildings, post-acute care facilities, acute care hospitals plus several skilled nursing facilities across the U.S. We sold the 70 properties, received net sales proceeds of approximately $1.5 billion and used the net sales proceeds to: (1) repay indebtedness secured by the properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution in May 2019 of approximately $347.9 million (or $2.00 per share) to our stockholders and (4) retained net sales proceeds for other corporate purposes, because we were focused on maintaining balance sheet strength and liquidity to enhance financial flexibility.
Our Special Committee continues to work with our financial advisor to carefully study market data. Economic and transactional environments were not conducive for dispositions or any type of large-scale deals in 2023 due to a volatile credit and debt capital markets, along with 11 consecutive interest rate increases by the Federal Reserve between March 2022 and July 2023, with uncertainty on the timing and depth of potential future interest rate cuts. We remain fully committed to our readiness, active study and pursuit of additional Possible Strategic Alternatives to provide incremental liquidity to our stockholders when constructive market conditions return.

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
Portfolio Overview
As of December 31, 2023, our healthcare investment portfolio consisted of interests in 70 properties, comprising 69 seniors housing communities and one vacant land parcel.
We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of March 7, 2024:
The following table summarizes our seniors housing investment portfolio by investment structure as of March 7, 2024:

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
Significant Tenants and Operators
Our real estate portfolio of 69 seniors housing properties is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 10% or more of our rentable space as of March 7, 2024, excluding the vacant land parcel:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	77.5%	2025
Wellmore, LLC	2	366	22.5	2031-2032
	15	1,627	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	30.8%	2024
Prestige Senior Living, LLC	13	895	14.2	2026
Morningstar Senior Management, LLC	4	834	13.2	2024
Other operators (1)	30	2,645	41.8	2024-2029
	54	6,322	100.0%
_______________
FOOTNOTE:
(1)Comprised of various operators each of which comprise less than 10% of our consolidated rentable square footage.

Operator Expirations
As of March 7, 2024, we had 54 seniors housing properties managed by third-party operators. All of our management agreements have been in place for multiple years and some include annual auto-renewal clauses which are effective unless a notice of termination is provided by either party. We work with our operators in advance of management agreement expirations or renewal period options in order for us to maintain a balanced operator rollover schedule, which provides us flexibility to execute on possible strategic alternatives, minimize potential early termination fees and align with the broader industry. The management agreements of 33 of our managed seniors housing properties were scheduled to expire within one year or less as of December 31, 2023, all of which are expected to be renewed.
Tenant Lease Expirations
As of December 31, 2023, we owned 15 seniors housing properties that were leased to third party tenants under triple-net operating leases. During the year ended December 31, 2023, our rental income represented approximately 7.9% of our total revenues.
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
The following table lists, on an aggregate basis, scheduled expirations for the next 10 years and thereafter on our consolidated seniors housing portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of properties and percentages):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2024	—	—	$—	—%
2025	13	1,261	18,585	68.3
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
2031	1	137	3,710	13.6
2032	1	229	4,937	18.1
2033	—	—	—	—
Thereafter	—	—	—	—
Total	15	1,627	$27,232	100.0%

Weighted Average Remaining Lease Term: (3)			3.7 years
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
Weighted average occupancy was higher during the year ended December 31, 2023 as compared to the year ended December 31, 2022. We implemented rate increases at our properties as part of ongoing resident lease renewals throughout 2022 and continued to implement rate increases during 2023, which, combined with improved occupancy as compared to 2022, resulted in an increase in revenues during the year ended December 31, 2023. Labor costs remained at elevated levels during this period due to increased wages in a tight labor market. The “great resignation” resulted in an increase in the number of vacant positions at our communities, which led to increased reliance on temporary agency personnel to temporarily fill vacancies. Our intensified focus since 2022 of hiring and filling some of the vacant staff roles resulted in ongoing reductions in our reliance on temporary agency labor during 2023. Increases in occupancy and resident rates increased revenue streams during the year ended December 31, 2023. However, labor costs remained at elevated levels during 2023 and we anticipate that labor costs will remain at elevated levels in 2024.

Macro-economic and geopolitical events around the globe have contributed to volatile credit markets. As part of its effort to reduce the rising levels of inflation, the Federal Reserve enacted several interest rate increases beginning in March 2022. Those interest rate increases continued through July 2023 with the Federal Reserve holding rates steady through the date of this filing. The rising interest rate environment throughout 2023 and the Federal Reserve’s decision to hold rates steady and postpone rate cuts contributed to, and until rate cuts are announced, will contribute to higher levels of interest expense on our unhedged variable rate debt. We have used interest rate caps and swaps for interest rate protection on a portion of our variable rate debt and continue to monitor opportunities to further protect the remaining unhedged variable rate debt.

As of December 31, 2023, we had approximately $106.1 million of liquidity (consisting of $54.1 million cash on hand and $52.0 million in undrawn availability under the 2023 Revolving Credit Facility). We remain focused on maintaining liquidity and financial flexibility and continue to monitor developments as we continue to recover from the disruptions in occupancy from COVID-19, continue to navigate through rising labor costs during a tight labor market and the increase in interest costs from an elevated interest rate environment. The rate of occupancy recovery from COVID-19, a tight labor market, volatility in the credit markets and the current interest rate environment may impact our financial condition, results of operations and cash flows.
We have pledged certain of our properties in connection with our borrowings and may continue to strategically leverage our real estate and use debt financing as a means of providing additional funds for the payment of distributions to stockholders, working capital and for other corporate purposes. Our ability to increase our borrowings could be adversely affected by credit market conditions and the current interest rate environment, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate. We may also be negatively impacted by elevated interest rate levels on our unhedged variable rate debt or the timing of when we seek to refinance existing debt. As part of our variable debt hedging strategy, we have purchased interest rate caps and swaps for interest rate protection. We continue to monitor the credit markets and continue to evaluate the need and the timing for additional interest rate protection in the form of interest rate caps or swaps on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.
Sources of Liquidity and Capital Resources
Proceeds from Sale of Real Estate
During the year ended December 31, 2023, we did not sell any properties. During the year ended December 31, 2022, we closed on the sale of a specialty hospital and the sale of the Fieldstone at Pear Orchard and Fieldstone Memory Care properties (collectively, the “Fieldstone Properties”), and received net sales proceeds of approximately $36.7 million. One of our Fieldstone Properties was indirectly owned through a consolidated joint venture and we used a portion of the net sales proceeds from the sale of the property owned by the consolidated joint venture to pay distributions to our co-venture partner in accordance with the terms of the joint venture agreement.

Borrowings
During the year ended December 31, 2023, we refinanced a $16.1 million mortgage loan with the existing lender. We also refinanced the $548 million outstanding under our unsecured Credit Facilities. We elected to refinance the mortgage loan and the Credit Facilities in advance of their scheduled 2024 maturity dates. See “Liquidity and Capital Resources - Uses of Liquidity and Capital Resources - Debt Repayments” below for additional information.
During the year ended December 31, 2022, we borrowed $45.0 million from our then existing revolving credit facility (the “Revolving Credit Facility”) to refinance approximately $44.5 million of secured indebtedness in advance of its September 2022 maturity.
We may borrow money to fund enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities to the extent impacted by compressed property NOI margins from rising labor costs, inflationary pressures on other operating expenses and an increased interest rate environment.
Purchase of and Maturity of Investments in Short-Term Securities
During the year ended December 31, 2022, we used approximately $24.2 million of available cash to purchase held-to-maturity securities to enhance the yield earned on cash on hand. During the year ended December 31, 2023, we reinvested approximately $4.9 million of proceeds received from the maturity of one of our investments in short term securities. During the year ended December 31, 2023, all of our investments matured and we received approximately $30.0 million from the maturity of all of our investments in short-term securities. We did not have any short-term security maturities during the year ended December 31, 2022.
Net Cash Provided by Operating Activities
Cash flows from operating activities for the years ended December 31, 2023 and 2022 were approximately $32.0 million and $43.8 million, respectively. The change in cash flows from operating activities for the year ended December 31, 2023 as compared to the same period in 2022 was primarily the result of the following:
•higher interest expense due to the higher interest rate environment; and
•$1.0 million received in state grants during the year ended December 31, 2023, compared to $4.3 million received in provider relief funds under the CARES Act during the year ended December 31, 2022; and
•the sale of two properties in August 2022, partially offset by
•an increase in property NOI related to our seniors housing properties due to higher average occupancy and rate increases during 2023.
Lease Renewals and Extensions
In February 2022, we entered into new leases covering five of our properties that expired in February 2022 with the same tenant. These leases will expire in February 2025. We do not have any leases expiring until 2025.
Expense Support and Restricted Stock Agreement
Through June 8, 2023, we had entered into an amended and restated expense support agreement with our Advisor (the “Amended and Restated Expense Support Agreement”). Pursuant to the Amended and Restated Expense Support Agreement, our Advisor agreed to provide expense support through forgoing the payment of fees in cash and acceptance of restricted forfeitable stock (“Restricted Stock”) for services in an amount equal to the positive excess, if any, of (a) Aggregate Stockholder Cash Distributions declared for the applicable year, over (b) our aggregate modified funds from operations over the same period (as defined in the Amended and Restated Expense Support Agreement). We did not recognize any expense support for the years ended December 31, 2023 or 2022. The Amended and Restated Expense Support Agreement, was terminated effective June 8, 2023 as part of the renewal and amendment of the Advisory agreement. See Item 8. “Financial Statements and Supplementary Data — Note 12. Related Party Arrangements” for additional information.

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
Capital Expenditures
We paid approximately $15.9 million and $17.8 million in capital expenditures during the years ended December 31, 2023 and 2022, respectively. We continue to invest in capital improvements to maintain and improve our properties.
Debt Repayments
In January 2023, we used a portion of our cash on hand to make a $1.4 million unscheduled principal payment on a mortgage loan collateralized by five properties. In June 2023, we refinanced the remaining $16.1 million balance relating to this mortgage loan with the existing lender. This mortgage loan had a LIBOR based benchmark rate and was scheduled to mature in February 2024. In connection with the refinancing, we amended certain terms and transitioned its benchmark rate from LIBOR to Term SOFR effective June 30, 2023, extended the maturity date from February 2024 to February 2026 and obtained two one-year extension options. We paid the Advisor a financing coordination fee of approximately $0.2 million related to this transaction. Refer to Item 8. “Financial Statements and Supplementary Data – Note 12. Related Party Arrangements” for additional information.
In March 2023, we used cash on hand and repaid a mortgage loan of approximately $22.8 million collateralized by one property in advance of its scheduled maturity of June 2023. In addition to the repayments described above, during the year ended December 31, 2023, we repaid approximately $1.1 million of scheduled principal payments related to our secured mortgage notes.
The $548 million outstanding under our unsecured credit facilities consisted of a Revolving Credit Facility, which had an original maturity date of May 2023 with a one-year extension option, the Term Loan Facility and the 2021 Term Loan Facility that matured in May 2024 (collectively, the “Credit Facilities”). In January 2023, we exercised our one-year extension option and extended the maturity date of our Revolving Credit Facility from May 2023 to May 2024. In December 2023, we refinanced the $548 million outstanding under our Credit Facilities in advance of their May 2024 maturity. Even though we reduced the total commitment size from $665 million to $600 million, we maintained the same $548 million outstanding as part of the refinancing. The new facility consists of a $350 million senior unsecured term loan (the “2023 Term Loan”) and a $250 million senior unsecured revolving credit facility (the “2023 Revolving Credit Facility”), collectively, the “2023 Credit Facilities”. The 2023 Credit Facilities require interest only payments through their maturity date of May 31, 2026, bear interest based on term SOFR plus 10 basis points plus an applicable margin of 225 basis points. Each of the 2023 Revolving Credit Facility and 2023 Term Loan Facility is pre-payable at any time in whole or part without fees or penalties. We paid the Advisor a financing coordination fee of approximately $6.0 million. Refer to Item 8. “Financial Statements and Supplementary Data – Note 12. Related Party Arrangements” for additional information.
We are required to pay an unused fee of 0.20% of the unused portion of the commitment amount under the 2023 Revolving Credit Facility if usage is less than 50% and an unused fee of 0.15% if usage under such facility is greater than 50%. We are also required to enter into hedging agreements with respect to a portion of the aggregate outstanding principal amount under the 2023 Credit Facilities. In December 2023, we entered into a two-year interest rate swap agreement to hedge a portion of our unsecured 2023 Credit Facilities. Refer to Item 8. “Financial Statements and Supplementary Data – Note 13. Derivative Financial Instruments” for additional information.
During the year ended December 31, 2022, we paid approximately $46.3 million, which included $1.8 million of scheduled repayments on our mortgages and other notes payable and the June 2022 refinance of approximately $44.5 million of secured indebtedness, consisting of debt collateralized by five properties. We refinanced the debt maturity, added the five properties to the borrowing base of our unsecured Credit Facilities and used $45.0 million from amounts available under the unsecured Revolving Credit Facility to repay our secured indebtedness.

The following table provides details of the Company’s indebtedness as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Mortgages payable and other notes payable:
Fixed rate debt(1)	$20,668	$44,082
Variable rate debt(1)(2)(3)(7)	16,150	17,859
Premium(4)	—	17
Loan costs, net	(249)	(185)
Total mortgages and other notes payable, net	36,569	61,773
Credit facilities:
Revolving Credit Facility(5)(6)(7)	—	133,000
Term Loan Facility(5)(6)(7)	—	265,000
2021 Term Loan Facility(5)(6)(7)	—	150,000
2023 Revolving Credit Facility(5)(6)(7)	198,000	—
2023 Term Loan Facility(5)(6)(7)	350,000	—
Loan costs, net related to Term Loan Facilities	(6,160)	(1,900)
Total credit facilities, net	541,840	546,100
Total indebtedness, net	$578,409	$607,873
_______________
FOOTNOTES:
(1)As of December 31, 2023 and 2022, our mortgages and other notes payable were collateralized by six and seven properties, with a total carrying value of approximately $51.0 million and $92.7 million, respectively.
(2)In connection with the acquisition of the 25% interest in the Windsor Manor Joint Venture, we consolidated the net assets of the joint venture effective January 1, 2022, including the debt associated with the properties, at fair value.
(3)As of December 31, 2023 and 2022, we had interest rate protection through an interest rate cap with a notional amount of $8.0 million and $15.0 million, respectively. Refer to Item 8. “Financial Statements and Supplementary Data – Note 13. Derivative Financial Instruments” for additional information.
(4)Premium was reflective of recording mortgage note payables assumed at fair value on the respective acquisition dates. The associated loan was paid in full during the year ended December 31, 2023.
(5)During the years ended December 31, 2023 and 2022, we had interest rate protection through interest rate swaps and caps which as of December 31, 2023 and 2022, had notional amounts of $367.0 million and $355.0 million, respectively.
(6)As of December 31, 2023 and 2022, we had undrawn availability under the applicable revolving credit facility of approximately $52.0 million and $117.0 million, respectively, based on the commitments from lenders and the value of the properties in the unencumbered pool of assets supporting the loan. We reduced the commitment size of our credit facilities from $665 million to $600 million as part of refinancing our 2023 Credit Facilities.
(7)Term SOFR (as defined in the respective agreements governing our credit facilities and one mortgage loan) was approximately 5.45% and 4.46% as of December 31, 2023 and 2022.

The following is a schedule of future principal payments for our total indebtedness for the next five years and thereafter, in the aggregate (in thousands):

2024	$20,968
2025	308
2026	563,542
2027	—
2028	—
Thereafter	—
$584,818
On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.
As of December 31, 2023, we had approximately $106.1 million of liquidity (consisting of $54.1 million of cash on hand and $52.0 million available under the 2023 Revolving Credit Facility) and we believe we are well positioned to manage our near-term debt maturities. As of December 31, 2023, we had $21.0 million of scheduled principal payments coming due during the year ending December 31, 2024, which includes a mortgage loan maturing in November 2024 of $20.2 million. As of December 31, 2023, we have sufficient cash on hand to satisfy these obligations.
The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our 2023 Credit Facilities) on an annual basis. As of December 31, 2023 and 2022, we had aggregate debt leverage ratios of approximately 31.0% and 31.9%, respectively, of the aggregate carrying value of our assets.
The 2023 Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 70% of adjusted FFO (as defined per the 2023 Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of December 31, 2023, we were in compliance with all financial covenants related to our 2023 Credit Facilities.
Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary performance criteria and remedies for the lenders. As of December 31, 2023, we were in compliance with all financial covenants related to our mortgage loans.
Purchase of Interest Rate Cap
As part of our hedging strategy, we entered into interest rate cap agreements to hedge a portion of our variable rate debt. During the year ended December 31, 2023, we paid approximately $3.2 million to purchase two short-term interest rate caps with a combined notional value of $428.0 million, a strike price of 3.5%, and maturity dates during the year ended December 31, 2023, to hedge the majority of our variable rate interest exposure relating to our 2023 Credit Facilities and our $16.3 million of variable rate secured indebtedness that we refinanced in June 2023. During the year ended December 31, 2023, we collected a combined $3.2 million from the interest rate cap counterparties related to our two interest rate caps which are included in interest expense and loan costs amortization in the accompanying consolidated statements of operations. In December 2023, we paid approximately $0.1 million to purchase a short-term interest rate cap with a notional value of $8.0 million, a strike price of 3.5%, and a maturity date of July 2024 to hedge a portion of our interest rate exposure relating to $16.2 million of variable rate secured indebtedness.
During the year ended December 31, 2022, we paid approximately $0.1 million to purchase a short-term interest rate cap with a notional value of $15.0 million, a strike price of 3.5%, and a maturity date of July 2023 to hedge a portion of our interest rate exposure relating to $16.3 million of variable rate secured indebtedness. During the year ended December 31, 2022, we earned a combined $2.4 million from the interest rate cap counterparties related to our two interest rate caps.

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
The following table presents total cash distributions declared, distributions reinvested and cash distributions per share on a quarterly basis for the years ended December 31, 2023 and 2022 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2023 Quarters
First	$0.02560	$4,453	$5,328
Second	0.02560	4,453	11,415
Third	0.02560	4,454	7,873
Fourth	0.02560	4,453	7,338
Total	$0.10240	$17,813	$31,954

2022 Quarters
First	$0.02560	$4,453	$8,236
Second	0.02560	4,453	15,840
Third	0.02560	4,454	10,318
Fourth	0.02560	4,454	9,452
Total	$0.10240	$17,814	$43,846
_______________
FOOTNOTES:
(1)For the years ended December 31, 2023 and 2022, our net loss attributable to common stockholders was approximately $25.7 million and $1.5 million, respectively, while cash distributions declared for each of the periods were approximately $17.8 million. For each of the years ended December 31, 2023 and 2022, 100% of regular cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.
(2)Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
Distributions to Noncontrolling Interests
During the year ended December 31, 2023, our consolidated joint ventures paid distributions of approximately $0.1 million to the co-venture partners, representing their pro rata share of operating cash flows. During the year ended December 31, 2022, our consolidated joint ventures paid distributions of approximately $2.2 million to co-venture partners, which included $2.0 million representing the pro rata share of net sales proceeds from the sale of one of the Fieldstone Properties owned by one of the consolidated joint ventures, and the balance represented their pro rata share of operating cash flows. During the year ended December 31, 2023, we liquidated the consolidated joint venture that previously owned one of the Fieldstone Properties.

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
Fiscal year ended December 31, 2023 as compared to the fiscal year ended December 31, 2022
As of each of December 31, 2023 and 2022, excluding our vacant land, we owned 69 consolidated operating investment properties.

	Investment count as of December 31,
Consolidated operating investment types:	2023	2022
Seniors housing leased	15	15
Seniors housing managed	54	54
	69	69
Rental Income and Related Revenues. Rental income and related revenues were approximately $26.9 million and $26.9 million for the years ended December 31, 2023 and 2022, respectively.
Resident Fees and Services. Resident fees and services income was approximately $314.6 million and $295.8 million for the years ended December 31, 2023 and 2022, respectively. The increase in revenue during the year ended December 31, 2023, was primarily due to an increase in average occupancy and increases in rates charged to our residents. The increase was partially offset by the sale of two properties in August 2022.
Property Operating Expenses. Property operating expenses were approximately $235.5 million and $226.8 million for the years ended December 31, 2023 and 2022, respectively. Property operating expenses increased during the year ended December 31, 2023, primarily due to an increase in average occupancy and increased labor costs. The increase in property operating expenses was partially offset by the sale of two properties in August 2022.
General and Administrative Expenses. General and administrative expenses were approximately $9.1 million and $10.2 million for the years ended December 31, 2023 and 2022, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, sales taxes, accounting, legal and other professional fees, and board of director fees.
Asset Management Fees. We incurred asset management fees of approximately $13.9 million and $14.1 million for the years ended December 31, 2023 and 2022, respectively. Asset management fees are paid to our Advisor for the management of our real estate assets, including our pro rata share of investments in unconsolidated entities, loans and other permitted investments.
Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $15.4 million and $14.7 million for the years ended December 31, 2023 and 2022, respectively. The property management fees are based on a percentage of revenues under the property management agreement and the increase across periods is reflective of the increase in average occupancy and resident fees and service revenues over the same period as described above.
Financing Coordination Fees. We incurred financing coordination fees of approximately $2.7 million for the year ended December 31, 2023, related to refinancing the 2023 Credit Facilities and the refinancing of the $16.3 million mortgage loan secured by five properties. We did not incur any financing coordination fees for the year ended December 31, 2022.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $51.2 million and $54.2 million for the years ended December 31, 2023 and 2022, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The decrease during the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily due to intangible assets resulting from the consolidation of the Windsor Manor assets effective January 1, 2022 becoming fully amortized subsequent to December 31, 2022, as well as the sale of the two properties in August 2022.
Gain on Sale of Real Estate. Gain on the sale of real estate of the Fieldstone Properties was approximately $6.3 million during the year ended December 31, 2022. One of the Fieldstone Properties was indirectly owned through a consolidated joint venture. Of the aggregate gain on the sale of real estate for the year ended December 31, 2022, approximately $5.4 million was allocable to common stockholders and the balance was allocable to noncontrolling interests. We did not sell any properties during the year ended December 31, 2023.

Interest and Other Income. Interest and other income was approximately $3.1 million and $4.7 million for the years ended December 31, 2023 and 2022, respectively. Interest and other income included approximately $1.0 million and $4.3 million during the years ended December 31, 2023 and 2022, respectively, in COVID-19 relief funds from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We received or recognized provider relief funds under the CARES Act, which were deemed governmental grants provided that the recipient could attest to and comply with certain terms and conditions. We recorded these provider relief funds as other income in the accompanying consolidated statements of operations as all conditions of the grant had been met. Other income also includes $0.6 million and $0.8 million in interest income from cash deposits and investments in U.S. Treasuries. See Item 8. “Financial Statements and Supplemental Data – Note 2. Summary of Significant Accounting Policies – Government Grant Income” for additional information.
Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $41.9 million and $21.8 million for the years ended December 31, 2023 and 2022, respectively. The increase in interest expense and loan cost amortization for the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily due to the higher weighted average interest rates, primarily from our floating rate debt. During the years ended December 31, 2023 and 2022, we were able to partially mitigate the full impact from the rise in interest rates due to the interest rate protection in place throughout 2023 and 2022 as part of our overall variable debt hedging strategy.
Gain on Change of Control of a Joint Venture. As described below in Item 8. “Financial Statements and Supplemental Data – Note 4. Acquisition,” during the year ended December 31, 2022, we recognized a gain of approximately $8.4 million as part of acquiring the remaining 25% interest in the Windsor Manor Joint Venture from our joint venture partner, resulting in us owning a 100% controlling interest in the Windsor Manor Joint Venture and derecognizing our equity method investment in the Windsor Manor Joint Venture. We did not record such gains during the year ended December 31, 2023.
Net income attributable to noncontrolling interests. Net income attributable to non-controlling interests was approximately $34.0 thousand and $1.0 million for the years ended December 31, 2023 and 2022, respectively. Net income attributable to noncontrolling interests during the year ended December 31, 2022 included a gain on sale of real estate of approximately $0.9 million attributable to noncontrolling interest from the sale of one of the Fieldstone Properties by one of our consolidated joint ventures in August 2022.

Net Operating Income
We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI. We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties. We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time. In addition, we have aggregated NOI on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented. Non-same-store NOI also includes NOI from a property sold in April 2022 and the two properties sold in August 2022, as we did not own these properties during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the years ended December 31, 2023 and 2022 (in thousands) and the amount invested in properties as of December 31, 2023 and 2022 (in millions):

	Years Ended December 31,		Change
	2023	2022	$	%
Net loss	$(25,664)	$(412)
Adjusted to exclude:
General and administrative expenses	9,101	10,209
Financing coordination fees	2,671	—
Asset management fees	13,856	14,074
Depreciation and amortization	51,234	54,242
Gain on sale of real estate	—	(6,282)
Other expenses, net of other income	38,760	8,742
Income tax expense	560	540
NOI	$90,518	$81,113	$9,405	11.6%
Less: Non-same-store NOI	—	1,302
Same-store NOI	$90,518	$79,811	$10,707	13.4%
Invested in operating properties, end of period	$1,739	$1,739
Overall, our same-store NOI for the year ended December 31, 2023 increased by approximately $10.7 million, as compared to the prior year. Same store NOI increased primarily due to an increase in average occupancy and increases in rates charged to our residents, partially offset by an increase in operating expenses due to elevated labor costs.
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

The following table presents a reconciliation of net income to FFO and MFFO for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to common stockholders	$(25,698)	$(1,453)	$(22,882)
Adjustments:
Depreciation and amortization	$51,234	$54,242	$50,417
Impairment provision	—	—	9,790
Gain on sale of real estate (1)	—	(6,282)	—
Gain on change of control of a joint venture (2)	—	(8,376)	—
FFO adjustments attributable to noncontrolling interests	(49)	821	(184)
FFO adjustments from unconsolidated entities (3)	—	—	947
FFO attributable to common stockholders	25,487	38,952	38,088
Straight-line rent adjustments (4)	1,737	1,209	1,231
Amortization of premium for debt investments	(17)	(42)	(42)
Realized loss on extinguishment of debt (5)	130	28	43
MFFO adjustments attributable to noncontrolling interests	(4)	12	1
MFFO attributable to common stockholders	$27,333	$40,159	$39,321
Weighted average number of shares of common stock outstanding (basic and diluted)	173,958	173,960	173,960
Net loss per share (basic and diluted)	$(0.15)	$(0.01)	$(0.13)
FFO per share (basic and diluted)	$0.15	$0.22	$0.22
MFFO per share (basic and diluted)	$0.16	$0.23	$0.23
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

Related-Party Transactions
Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, acquisitions, dispositions and operating activities. To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (“Expense Year”), commencing with the Expense Year ending June 30, 2013, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the Expense Year ended December 31, 2023, the Company did not incur operating expenses in excess of the limitation.
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the analysis of real estate impairments (when such impairments exist), the valuation of contingent assets and liabilities, and the valuation of restricted common stock shares issued to the Advisor. Accordingly, actual results could differ from those estimates.
Assets Held For Sale, net and Discontinued Operations. The Company determines to classify a property as held for sale once management has the authority to approve and commits to a plan to sell the property, the property is available for immediate sale, there is an active program to locate a buyer, the sale of the property is probable and the transfer of the property is expected to occur within one year. Upon the determination to classify a property as held for sale, the Company ceases recording further depreciation and amortization relating to the associated assets and those assets are measured at the lower of its carrying amount or fair value less disposition costs and are presented separately in the consolidated balance sheets for all periods presented. In addition, the Company classifies assets held for sale as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. For any disposal(s) qualifying as discontinued operations, the Company allocates interest expense and loan cost amortization that directly relates to either: (1) expense on mortgages and other notes payable collateralized by properties classified as discontinued operations; or (2) expense on the Company’s 2023 Credit Facilities, which is allocated based on the value of the properties that are classified as discontinued operations since these properties are included in the 2023 Credit Facilities’ unencumbered pool of assets and the related indebtedness is required to be repaid upon sale of the properties.

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
The following is a schedule as of December 31, 2023 of our fixed and variable rate debt maturities for each of the next five years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value(1)
Fixed rate debt	$20,668	$—	$—	$—	$—	$—	$20,668	$20,668
Weighted average interest rate on fixed rate debt	3.25%	—%	—%	—%	—%	—%	3.25%
Variable rate debt	$300	$308	$563,542	$—	$—	$—	$564,150	$564,141
Average interest rate on variable rate debt(2)	2.36% + Term SOFR	2.36% + Term SOFR	2.36% + Term SOFR	—%	—%	—%	2.36% + Term SOFR
_______________
FOOTNOTES:
(1)The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2023. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.
(2)Term SOFR is defined in the respective debt agreement.
Management estimates that a hypothetical one-percentage point increase in variable rates, compared to variable rates as of December 31, 2023, disregarding the impact of our interest rate protection in place, would increase interest expense by approximately $5.6 million on an annualized basis based on variable rate debt outstanding as of December 31, 2023. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in SOFR does not factor in a potential change in variable rate debt levels or interest rate protection provided by interest rate caps and swaps.
As of December 31, 2023, the Company’s debt is comprised of approximately 3.5% in fixed rate debt, approximately 64.1% in variable rate debt with current interest rate protection and approximately 32.4% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our 2023 Credit Facilities. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CNL Healthcare Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNL Healthcare Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules appearing under Item 8 as listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Analysis of Real Estate Assets for Indicators of Impairment

As described in Notes 2 and 5 to the consolidated financial statements, the net carrying value of the Company’s real estate investment properties was $1.3 billion as of December 31, 2023. Real estate assets are reviewed by management on an ongoing basis to determine whether there are any impairment indicators. Management considers potential impairment indicators to primarily include (i) changes in a real estate asset’s operating performance, such as a current period net operating loss combined with a history of net operating losses, or a projection or forecast that demonstrates continuing losses associated with the use of a real estate asset or (ii) a current expectation that, more likely than not, a real estate asset will be sold or otherwise disposed of significantly before the end of its previously estimated holding period.

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
March 12, 2024

We have served as the Company's auditor since 2010.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
ASSETS	2023	2022
Real estate investment properties, net (including VIEs $30,041 and $30,906, respectively)	$1,279,137	$1,313,438
Cash (including VIEs $1,345 and $646, respectively)	54,097	69,504
Restricted cash (including VIEs $8 and $9, respectively)	1,791	4,070
Other assets (including VIEs $17 and $554, respectively)	19,127	36,868
Deferred rent, lease incentives and intangibles, net	11,386	13,423
Total assets	$1,365,538	$1,437,303
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIEs $20,622 and $21,142, respectively)	$36,569	$61,773
Credit facilities	541,840	546,100
Accounts payable and accrued liabilities (including VIEs $1,411 and $533, respectively)	31,322	30,270
Other liabilities (including VIEs $216 and $91, respectively)	10,475	7,469
Due to related parties	1,292	1,397
Total liabilities	621,498	647,009
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 187,958 shares issued and 175,274 shares outstanding	1,739	1,740
Capital in excess of par value	1,516,806	1,516,926
Accumulated income	74,710	100,408
Accumulated distributions	(847,120)	(829,307)
Accumulated other comprehensive income	(2,572)	(16)
Total stockholders' equity	743,563	789,751
Noncontrolling interest	477	543
Total equity	744,040	790,294
Total liabilities and equity	$1,365,538	$1,437,303
The abbreviation VIEs above means variable interest entities.
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Rental income and related revenues	$26,920	$26,862	$30,101
Resident fees and services	314,560	295,799	265,321
Total revenues	341,480	322,661	295,422
Operating expenses:
Property operating expenses	235,524	226,845	197,562
General and administrative expenses	9,101	10,209	9,116
Asset management fees	13,856	14,074	15,733
Property management fees	15,438	14,703	12,981
Financing coordination fees	2,671	—	—
Impairment provision	—	—	9,790
Depreciation and amortization	51,234	54,242	50,417
Total operating expenses	327,824	320,073	295,599
Gain on sale of real estate	—	6,282	—
Operating income (loss)	13,656	8,870	(177)
Other income (expense):
Interest and other income	3,113	4,663	720
Interest expense and loan cost amortization	(41,873)	(21,781)	(19,696)
Gain on change of control of a joint venture	—	8,376	—
Equity in earnings of unconsolidated entity	—	—	471
Total other expense	(38,760)	(8,742)	(18,505)
(Loss) income before income taxes	(25,104)	128	(18,682)
Income tax expense	(560)	(540)	(4,174)
Loss from continuing operations	(25,664)	(412)	(22,856)
Loss from discontinued operations	—	—	(10)
Net loss	(25,664)	(412)	(22,866)
Less: Amounts attributable to noncontrolling interests
Net income from continuing operations	34	1,041	16
Net loss attributable to common stockholders	$(25,698)	$(1,453)	$(22,882)
Net loss per share of common stock (basic and diluted)
Continuing operations	$(0.15)	$(0.01)	$(0.13)
Discontinued operations	$—	$—	$—
Weighted average number of shares of common stock outstanding (basic and diluted)	173,958	173,960	173,960
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(25,664)	$(412)	$(22,866)
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative financial instruments, net	(2,556)	(26)	40
Unrealized gain on derivative financial instruments of equity method investments	—	—	5
Total other comprehensive (loss) income	(2,556)	(26)	45
Comprehensive loss	(28,220)	(438)	(22,821)
Less: Comprehensive income attributable to noncontrolling interest	34	1,041	16
Comprehensive loss attributable to common stockholders	$(28,254)	$(1,479)	$(22,837)
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except per share data)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Accumulated Income (Loss)	Accumulated Distributions	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interest	Total Equity
		Number of Shares	Par Value
Balance at December 31, 2020	$572	173,960	$1,740	$1,516,926	$124,743	$(775,866)	$(35)	$867,508	$1,289	$869,369
Net income (loss)	22	—	—	—	(22,882)	—	—	(22,882)	(6)	(22,866)
Other comprehensive income	—	—	—	—	—	—	45	45	—	45
Distribution to noncontrolling interest	(89)	—	—	—	—	—	—	—	(71)	(160)
Cash distributions declared ($0.20480 per share)	—	—	—	—	—	(35,627)	—	(35,627)	—	(35,627)
Reclassification of redeemable noncontrolling interest	(505)	—	—	—	—	—	—	—	505	—
Balance at December 31, 2021	$—	173,960	$1,740	$1,516,926	$101,861	$(811,493)	$10	$809,044	$1,717	$810,761
Net (loss) income	—	—	—	—	(1,453)	—	—	(1,453)	1,041	(412)
Other comprehensive loss	—	—	—	—	—	—	(26)	(26)	—	(26)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2,215)	(2,215)
Cash distributions declared ($0.10240 per share)	—	—	—	—	—	(17,814)	—	(17,814)	—	(17,814)
Balance at December 31, 2022	$—	173,960	$1,740	$1,516,926	$100,408	$(829,307)	$(16)	$789,751	$543	$790,294
Redemptions of common stock	—	(18)	(1)	(120)	—	—	—	(121)	—	(121)
Net (loss) income	—	—	—	—	(25,698)	—	—	(25,698)	34	(25,664)
Other comprehensive loss	—	—	—	—	—	—	(2,556)	(2,556)	—	(2,556)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(100)	(100)
Cash distributions declared ($0.10240 per share)	—	—	—	—	—	(17,813)	—	(17,813)	—	(17,813)
Balance at December 31, 2023	$—	173,942	$1,739	$1,516,806	$74,710	$(847,120)	$(2,572)	$743,563	$477	$744,040
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(25,664)	$(412)	$(22,866)
Net loss from discontinued operations	—	—	(10)
Net loss from continuing operations	(25,664)	(412)	(22,856)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,234	54,242	50,417
Amortization of loan costs	2,440	2,769	2,193
Amortization of premium for debt investments	(17)	(42)	(42)
Amortization of discounts	(760)	(151)	—
Straight-line rent adjustments	1,737	1,209	1,231
Deferred income tax expense	—	—	3,632
Loss on extinguishment of debt	131	28	43
Impairment provision	—	—	9,790
Gain on sale of real estate	—	(6,282)	—
Gain on change of control of a joint venture	—	(8,376)	—
Other non-cash operating activities	4,140	984	1,304
Changes in operating assets and liabilities:
Other assets	(1,933)	(640)	(1,326)
Deferred rent and lease incentives	—	—	(250)
Accounts payable and accrued liabilities	1,143	76	4,718
Other liabilities	(392)	450	(2,108)
Due to related parties	(105)	(9)	(374)
Net cash flows provided by operating activities – continuing operations	31,954	43,846	46,372
Net cash flows used in operating activities – discontinued operations	—	—	(10)
Net cash flows provided by operating activities	31,954	43,846	46,362
Investing activities:
Acquisition of joint venture interest, net of cash acquired	—	(1,134)	—
Net proceeds from sale of real estate	—	36,655	—
Capital expenditures	(15,868)	(17,789)	(14,186)
Purchase of held-to-maturity securities	(4,880)	(24,209)	—
Proceeds from maturity of short-term securities	30,000	—	—
Other investing activities	—	291	35
Net cash provided by (used in) investing activities – continuing operations	9,252	(6,186)	(14,151)
Net proceeds from sale of real estate	—	—	7,402
Net cash provided by investing activities – discontinued operations	—	—	7,402
Net cash provided by (used in) investing activities	$9,252	$(6,186)	$(6,749)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Financing activities:
Distributions to stockholders	$(17,813)	$(17,814)	$(35,627)
Draws under credit facilities	190,770	45,000	238,000
Repayments on credit facilities	(190,770)	—	—
Principal payments on mortgages and other notes payable	(25,284)	(46,294)	(247,753)
Purchase of interest rate caps	(3,285)	(116)	—
Payment of loan costs	(12,449)	(328)	(2,404)
Distributions to noncontrolling interests	(100)	(2,215)	(160)
Other financing activities	39	—	1
Net cash flows used in financing activities	(58,892)	(21,767)	(47,943)
Net (decrease) increase in cash and restricted cash	(17,686)	15,893	(8,330)
Cash and restricted cash at beginning of period, including assets held for sale	73,574	57,681	66,011
Cash and restricted cash at end of period, including assets held for sale	$55,888	$73,574	$57,681

Supplemental disclosure of cash flow information (continuing operations):
Cash paid for interest, net	$34,900	$17,020	$17,615
Cash paid for taxes, net	$687	$801	$690
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023

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
In 2017, the Company began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders. As part of executing under possible strategic alternatives, the Company’s board of directors committed to a plan to sell 70 properties, which included medical office buildings, post-acute care facilities and acute care hospitals across the U.S., collectively (the “MOB/Healthcare Portfolio”), as well as several skilled nursing facilities. The Company completed the sale of the last of the 70 properties in April 2022.
As of December 31, 2023, the Company’s seniors housing portfolio was geographically diversified with properties in 26 states and consisted of interests in 70 properties, including 69 seniors housing communities and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
2.    Summary of Significant Accounting Policies (Continued)
Grant Income — In response to the coronavirus pandemic, the federal government and some states provided funds to providers of seniors housing communities. These funds were deemed federal/state governmental grants, provided that the recipients attested to and complied with certain terms and conditions. Grant income is recognized upon receipt of the funds and when all the conditions of the grant have been met. During the years ended December 31, 2023, 2022 and 2021, the Company recorded approximately $1.0 million, $4.3 million and $0.5 million respectively, as other income in the accompanying consolidated statements of operations as all conditions of the grant had been met.
Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the analysis of real estate impairments (when such impairments exist), the valuation of contingent assets and liabilities, and the valuation of restricted common stock (“Restricted Stock”) shares issued to the Advisor. Accordingly, actual results could differ from those estimates.
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
Impairment of Real Estate Assets — Real estate assets are reviewed on an ongoing basis to determine whether there are any impairment indicators. Management considers potential impairment indicators to primarily include (i) changes in a real estate asset’s operating performance, such as a current period net operating loss combined with a history of net operating losses, or a projection or forecast that demonstrates continuing losses associated with the use of a real estate asset or (ii) a current expectation that, more likely than not, a real estate asset will be sold or otherwise disposed of significantly before the end of its previously estimated holding period. To assess if an asset is potentially impaired, management compares the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the asset group over its remaining useful life to the net carrying value of the asset group. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset group to the estimated fair value.
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
YEAR ENDED DECEMBER 31, 2023
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
Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less. As of December 31, 2023, certain of the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
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
Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest method. As of December 31, 2023 and 2022, the accumulated amortization of loan costs, after removal of fully amortized loan costs during 2023, was approximately $1.2 million and $8.9 million, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
2.    Summary of Significant Accounting Policies (Continued)
Derivative Financial Instruments — The Company, and through December 31, 2021, an unconsolidated equity method investment held by the Company, use or have used derivative financial instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. As described in Note 4. “Acquisition,” effective January 1, 2022, the Company acquired the remaining ownership interest in the Windsor Manor Joint Venture and consolidated the Windsor Manor Joint Venture. Upon entry into a derivative, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company accounts for derivatives through the use of a fair value concept whereby the derivative positions are stated at fair value in other assets in the accompanying consolidated balance sheets. The fair value of derivatives used to hedge or modify risk fluctuates over time. As such, the fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transaction and to the overall reduction in the exposure relating to adverse fluctuations in interest rates on the Company’s variable-rate debt. Realized and unrealized gain (loss) on derivative financial instruments designated by the Company as cash flow hedges are reported as a component of other comprehensive income (loss), a component of stockholders’ equity, in the accompanying consolidated statements of comprehensive income (loss) to the extent they are effective; reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings.
Through December 31, 2021, realized and unrealized gain (loss) on derivative financial instruments designated as cash flow hedges that were entered into by the Company’s equity method investment were reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investment, with reclassifications being included in equity in earnings (loss) of unconsolidated entity in the accompanying consolidated statements of operations.
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
The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of December 31, 2023 and 2022 because of the relatively short maturities of the obligations.
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
YEAR ENDED DECEMBER 31, 2023
2.    Summary of Significant Accounting Policies (Continued)
Share-Based Payments to Non-Employees — In connection with the Expense Support Agreement described in Note 12. “Related Party Arrangements,” the Company previously agreed to issue restricted stock to the Advisor (“Restricted Stock”) on an annual basis in exchange for providing expense support in the event that cash distributions declared exceed MFFO as defined by the Expense Support Agreement.
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
Pursuant to the Expense Support Agreement, the Advisor shall be the record owner of the Restricted Stock until the shares of common stock are sold or otherwise disposed of, and shall be entitled to all of the rights of a stockholder of the Company including, without limitation, the right to vote such shares (to the extent permitted by the Company’s articles of incorporation) and receive all distributions paid with respect to such shares. All distributions actually paid to the Advisor in connection with the Restricted Stock shall vest immediately and will not be subject to forfeiture. The Company recognizes expense related to the distributions on the Restricted Stock shares as declared. The Expense Support Agreement was terminated in June 2023.
Net Income (Loss) per Share — Net income (loss) per share is calculated based upon the weighted average number of shares of common stock outstanding (and excludes the Restricted Stock shares issued to the Advisor under the Expense Support Agreement) during the period in which the Company was operational. Refer to Note 12. “Related Party Arrangements” for additional information on the Restricted Stock shares.
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
YEAR ENDED DECEMBER 31, 2023
2.    Summary of Significant Accounting Policies (Continued)
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
Investment in Unconsolidated Entity — Through December 31, 2021, the Company accounted for its investment in an unconsolidated joint venture under the equity method of accounting as the Company exercised significant influence, but did not maintain a controlling financial interest over this entity. The investment was recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entity. Based on the joint venture’s structure and any preference the Company received on distributions and liquidation, the Company recorded its equity in earnings (loss) of the unconsolidated entity under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognized income or loss in each period as if the net book value of the assets in the venture were hypothetically liquidated at the end of each reporting period pursuant to the provisions of the joint venture agreement. In any given period, the Company could have recorded more or less equity in earnings (loss) than actual cash distributions received or an investment balance that was more or less than what the Company may have received in the event of an actual liquidation. The Company determined whether distributions were classified as returns on investment or returns of investment based on the nature of the distribution. As described in Note 4. “Acquisition,” effective January 1, 2022, the Company acquired the remaining ownership interest in the Windsor Manor Joint Venture and consolidated the Windsor Manor Joint Venture. As of December 31, 2023 and 2022, the Company did not have an investment in an unconsolidated entity.
Reclassifications — Certain amounts in the prior years’ consolidated financial statements and schedules have been reclassified to conform to the current year’s presentation.
Recent Accounting Pronouncements — In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes as well as additional information about reconciling items if certain quantitative thresholds are met. This ASU will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The ASU is effective for fiscal years beginning after 15 December 2024, with early adoption permitted. The Company has determined it will adopt this ASU on January 1, 2025, the adoption of which is not expected to have a material impact on the Company’s consolidated results of operations or cash flows.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
3.    Revenue
The following table presents disaggregated revenue related to the Company’s resident fees and services during the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	Number of Units (Unaudited)			Revenues (in millions)			Percentage of Revenues
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Resident fees and services:
Independent living	2,222	2,223	2,243	$80.7	$74.1	$69.6	25.7%	25.0%	26.2%
Assisted living	3,039	3,041	2,960	156.8	146.9	128.9	49.8	49.7	48.6
Memory care	932	932	904	61.5	60.6	53.2	19.5	20.5	20.1
Other revenues	—	—	—	15.6	14.2	13.6	5.0	4.8	5.1
	6,193	6,196	6,107	$314.6	$295.8	$265.3	100.0%	100.0%	100.0%
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
5.    Real Estate Assets, net
The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Land and land improvements	$137,393	$136,416
Building and building improvements	1,502,579	1,495,552
Furniture, fixtures and equipment	113,034	105,784
Less: accumulated depreciation	(473,869)	(424,314)
Real estate investment properties, net	$1,279,137	$1,313,438
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
Depreciation expense on the Company’s real estate investment properties, net was approximately $50.1 million, $50.7 million and $50.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
6.    Intangibles, net
Effective January 1, 2022, as described in Note 4. “Acquisition,” the Company acquired the remaining 25% interest in the Windsor Manor Joint Venture from its joint venture partner. In-place lease intangibles of approximately $4.3 million were included in the net assets acquired. The weighted-average amortization period on the in-place lease intangibles was approximately 1.4 years.
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2023 and 2022 are as follows (in thousands):

	As of December 31,
	2023 (1)	2022 (1)
In-place lease intangibles	$736	$5,017
Less: accumulated amortization	(632)	(3,769)
Intangible assets, net	$104	$1,248
_______________
FOOTNOTE:
(1)Excludes approximately $4.3 million and $3.2 million of gross in-place lease intangibles and accumulated amortization related to fully amortized intangibles as of December 31, 2023 and 2022, respectively.
For the years ended December 31, 2023, 2022 and 2021, amortization on the Company’s intangible assets was approximately $1.1 million, $3.5 million and $0.4 million, respectively, all of which was included in depreciation and amortization in the Company's consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
6.    Intangibles, net (Continued)
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter, in the aggregate, as of December 31, 2023 is as follows (in thousands):

2024	$74
2025	30
2026	—
2027	—
2028	—
Thereafter	—
$104
7.    Assets Held for Sale and Discontinued Operations
The Company received an unsolicited offer and entered into a purchase and sale agreement for a specialty hospital with an unrelated third party in March 2022 and classified this property as held for sale as of December 31, 2021. In conjunction therewith, the Company determined that the carrying value of this property was not recoverable and during the year ended December 31, 2021, recorded an impairment provision of approximately $9.8 million to write-down the carrying value of its specialty hospital to its estimated sales proceeds expected from the sale of the specialty hospital. As a result, the specialty hospital was carried at fair value as of December 31, 2021. The Level 3 unobservable inputs used in determining the fair value were based on estimated sales proceeds. In April 2022, the Company sold the specialty hospital, received net sales proceeds of $8.3 million and did not record a gain or loss on sale for financial reporting purposes. The sale of the specialty hospital did not cause a strategic shift in the Company's operations, and was not considered significant; therefore, this property did not qualify as discontinued operations and the Company recorded all operating results from the specialty hospital as income or loss from continuing operations for all periods presented. The Company did not record any impairment provisions during the years ended December 31, 2023 and 2022.
Additionally, during the year ended December 31, 2021, the Company recorded loss from discontinued operations of approximately $(0.01) million, because it classified the revenues and expenses of an unrelated property as discontinued operations in the accompanying consolidated statements of operations. This property was sold in January 2021. This property was identified for sale as part of the plan to sell the MOB/Healthcare portfolio described in Note 1. “Organization,” and the Company determined that the sale of these properties represented a strategic shift in the Company’s operations. The Company did not have any properties for which it had classified the revenues and expenses as discontinued operations during the years ended December 31, 2023 and 2022.
8.    Held-to-Maturity Securities
The following presents the face value and carrying value of investments in short term securities by collateral type as of December 31, 2023 and 2022 (in thousands):

	U.S. Treasuries
	As of December 31,
	2023	2022
Amortized Cost Basis	$—	$24,360
Gross unrealized losses	—	(27)
Fair Value	$—	$24,333

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
8.    Held-to-Maturity Securities (Continued)
In determining the fair value of the Company’s investments in short term securities, management’s judgment was used to arrive at fair value that considered prices obtained from third-party pricing providers or broker quotes received using the bid price, which were both deemed indicative of market activity, and other applicable market data. The third-party pricing providers and brokers used pricing models that generally incorporated such factors as coupons, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company categorized the fair value measurement of these assets as Level 2.
In evaluating investments in short term securities for other-than-temporary impairment, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred and the credit loss is recognized in earnings. The Company did not record any other-than-temporary credit impairments during the years ended December 31, 2023 and 2022, as expected cash flows were greater than amortized cost for all short term securities held.
As of December 31, 2022, the Company’s investments in short term securities had an estimated weighted average life remaining of approximately eight months. As of December 31, 2023, the Company did not have any investments in short term securities.
9.    Operating Leases
As of December 31, 2023, the Company owned 15 seniors housing properties that have been leased to two tenants under triple-net operating leases. Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities and, therefore, such amounts are not included in the Company’s consolidated financial statements. However, if the tenant does not pay the real estate taxes, the Company will be liable for such amounts. As of December 31, 2023, the total annualized property tax assessed on these properties was approximately $3.3 million.
As of December 31, 2023, the Company’s triple-net operating leases had a weighted average remaining lease term of 3.7 years based on annualized base rents expiring between 2025 and 2032. Our tenants hold options to extend the lease terms at certain properties for five-year periods, which are generally subject to similar terms and conditions provided under the initial lease term, including rent increases. The Company’s lease term is determined based on the non-cancellable lease term unless economic incentives make it reasonably certain that an extension option will be exercised, in which case the Company includes the extended lease term.
The following are future minimum lease payments for the Company’s 15 senior housing properties to be received under non-cancellable operating leases for the next five years and thereafter, in the aggregate, as of December 31, 2023 (in thousands):

2024	$27,521
2025	20,892
2026	9,287
2027	9,556
2028	9,843
Thereafter	33,417
$110,516
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
10.    Variable Interest Entities
As of December 31, 2022, the Company had net assets in two subsidiaries classified as VIEs. The Company determined it was the primary beneficiary and held a controlling financial interest in the subsidiaries due to its power to direct the activities that most significantly impact the economic performance of these entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs were included in the accompanying consolidated financial statements. The Company sold the property owned by one of these subsidiaries in August 2022, dissolved the subsidiary during the year ended December 31, 2023 and as of December 31, 2023, had one remaining subsidiary classified as a VIE.
The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of December 31, 2023 and 2022, are as follows (in thousands):

	As of December 31,
	2023	2022
Assets:
Real estate investment properties, net	$30,041	$30,906
Cash	$1,345	$646
Restricted cash	$8	$9
Other assets	$17	$554
Liabilities:
Mortgages and other notes payable, net	$20,622	$21,142
Accounts payable and accrued liabilities	$1,411	$533
Other liabilities	$216	$91
The Company’s maximum exposure to loss as a result of its involvement with the one remaining VIE is limited to its net investment in this entity which totaled approximately $8.7 million as of December 31, 2023. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIE.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
11.    Indebtedness
The following table provides details of the Company’s indebtedness as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Mortgages payable and other notes payable:
Fixed rate debt(1)	$20,668	$44,082
Variable rate debt(1)(2)(3)(7)	16,150	17,859
Premium(4)	—	17
Loan costs, net	(249)	(185)
Total mortgages and other notes payable, net	36,569	61,773
Credit facilities:
Revolving Credit Facility(5)(6)(7)	—	133,000
Term Loan Facility(5)(6)(7)	—	265,000
2021 Term Loan Facility(5)(6)(7)	—	150,000
2023 Revolving Credit Facility(5)(6)(7)	198,000	—
2023 Term Loan Facility(5)(6)(7)	350,000	—
Loan costs, net related to Term Loan Facilities	(6,160)	(1,900)
Total credit facilities, net	541,840	546,100
Total indebtedness, net	$578,409	$607,873
_______________
FOOTNOTES:
(1)As of December 31, 2023 and 2022, the Company’s mortgages and other notes payable were collateralized by six and seven properties, respectively, with total carrying value of approximately $51.0 million and $92.7 million, respectively.
(2)In connection with the acquisition of the 25% interest in the Windsor Manor Joint Venture, the Company consolidated the net assets of the joint venture effective January 1, 2022, including the debt associated with the properties, at fair value.
(3)As of December 31, 2023 and 2022, the Company had interest rate protection through an interest rate cap with a notional amount of $8.0 million and $15.0 million, respectively. Refer to Note 13. “Derivative Financial Instruments” for additional information.
(4)Premium was reflective of recording mortgage note payables assumed at fair value on the respective acquisition dates. The associated loan was paid in full during the year ended December 31, 2023.
(5)During the years ended December 31, 2023 and 2022, the Company had interest rate protection through interest rate swaps and caps which as of December 31, 2023 and 2022, had notional amounts of $367.0 million and $355.0 million, respectively. Refer to Note 13. “Derivative Financial Instruments” for additional information.
(6)As of December 31, 2023 and 2022, the Company had undrawn availability under the applicable revolving credit facility of approximately $52.0 million and $117.0 million, respectively, based on the commitments from lenders and the value of the properties in the unencumbered pool of assets supporting the loan. The Company reduced the commitment size of its Credit Facilities from $665 million to $600 million as part of the refinancing its 2023 Credit Facilities.
(7)Term SOFR (as defined in the respective agreements governing our credit facilities and one mortgage loan) was approximately 5.45% and 4.46% as of December 31, 2023 and 2022, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
11.    Indebtedness (Continued)
The following table details the Company’s mortgages and other notes payable as of December 31, 2023 and 2022 (in thousands):

Property and Loan Type	Interest Rate at December 31, 2023	Payment Terms	Maturity Date(1)	December 31,
				2023	2022
Watercrest at Mansfield; Mortgage Loan	4.68% per annum	Monthly principal and interest payments based on a total payment of $143,330	6/1/2023	$—	$22,854
Watercrest at Katy; Mortgage Loan	3.25% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	11/15/2024	20,668	21,228
	Total fixed rate debt			20,668	44,082
Windsor Manor Communities; Mortgage Loan (2)	Term SOFR + 0.10% + 2.50% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	2/28/2026	16,150	17,859
	Total variable rate debt			16,150	17,859
	Total mortgages and other notes payable			$36,818	$61,941
_______________
FOOTNOTES:
(1)Represents the initial maturity date (or, as applicable, the maturity date as extended).
(2)This loan has two one-year extension options.
In January 2023, the Company used a portion of its cash on hand to make a $1.4 million unscheduled principal payment on a mortgage loan collateralized by five properties. In June 2023, the Company refinanced the remaining $16.1 million balance relating to this mortgage loan with the existing lender. This mortgage loan had a LIBOR based benchmark rate and was scheduled to mature in February 2024. In connection with the refinancing, the Company amended certain terms and transitioned its benchmark rate from LIBOR to Term SOFR effective June 30, 2023, extended the maturity date from February 2024 to February 2026 and obtained two one-year extension options. The Company paid the Advisor a financing coordination fee of approximately $0.2 million related to this transaction. Refer to Note 12. “Related Party Arrangements” for additional information. In March 2023, the Company used cash on hand and repaid a mortgage loan of approximately $22.8 million collateralized by one property in advance of its scheduled maturity of June 2023. In addition to the payments described above, during the year ended December 31, 2023, the Company repaid approximately $1.1 million of scheduled principal payments related to its secured mortgage notes.
The $548 million outstanding under the unsecured credit facilities consisted of a Revolving Credit Facility, which had an original maturity date of May 2023 with a one-year extension option, the Term Loan Facility and the 2021 Term Loan Facility that matured in May 2024 (collectively, the “Credit Facilities”). In January 2023, the Company exercised its one-year extension option and extended the maturity date of the Revolving Credit Facility from May 2023 to May 2024. In December 2023, the Company refinanced the $548 million outstanding under the Credit Facilities in advance of their May 2024 maturity. Even though the Company reduced the total commitment size from $665 million to $600 million, the Company maintained the same $548 million outstanding as part of the refinancing. The new facility consists of a $350 million senior unsecured term loan (the “2023 Term Loan”) and a $250 million senior unsecured revolving credit facility (the 2023 Revolving Credit Facility”), collectively, the “2023 Credit Facilities”. The 2023 Credit Facilities require interest only payments through their maturity date of May 31, 2026, bear interest based on term SOFR plus 10 basis points plus an applicable margin of 225 basis points. Each of the 2023 Revolving Credit Facility and 2023 Term Loan Facility is pre-payable at any time in whole or part without fees or penalties. The Company paid the Advisor a financing coordination fee of approximately $6.0 million. Refer to Note 12. “Related Party Arrangements” for additional information.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
11.    Indebtedness (Continued)
The Company is required to pay an unused fee of 0.20% of the unused portion of the commitment amount under the 2023 Revolving Credit Facility if usage is less than 50% and an unused fee of 0.15% if usage under such facility is greater than 50%. The Company is also required to enter into interest rate cap or swap agreements with respect to a portion of the aggregate outstanding principal amount under the 2023 Credit Facilities. In December 2023, the Company entered into a two-year interest swap agreement with a weighted average swap price of 4.4 % to hedge a portion of the unsecured 2023 Credit Facilities.
As part of the Company’s hedging strategy, the Company entered into interest rate cap agreements to hedge a portion of its variable rate debt. During the year ended December 31, 2023, the Company paid approximately $3.2 million to purchase two short-term interest rate caps with a combined notional value of $428.0 million, a strike price of 3.5%, and maturity dates during the year ended December 31, 2023, to hedge the majority of its variable rate interest exposure relating to the Credit Facilities and $16.3 million of variable rate secured indebtedness that the Company refinanced in June 2023. During the year ended December 31, 2023, the Company collected a combined $3.2 million from the interest rate cap counterparties related to its two interest rate caps which are included in interest expense and loan costs amortization in the accompanying consolidated statements of operations. In December 2023, the Company paid approximately $0.1 million to purchase a short-term interest rate cap with a notional value of $8.0 million, a strike price of 3.5%, and a maturity date of July 2024 to hedge a portion of its interest rate exposure relating to $16.2 million of variable rate secured indebtedness.
During the year ended December 31, 2022, the Company repaid approximately $46.3 million, which included $1.8 million of scheduled repayments on its mortgages and other notes payable and the June 2022 refinance of approximately $44.5 million of secured indebtedness, consisting of debt collateralized by five properties. The Company refinanced the debt maturity, added the five properties to the borrowing base of the unsecured Credit Facilities and used $45.0 million from amounts available under the unsecured Revolving Credit Facility to repay the secured indebtedness.
The following is a schedule of future principal payments for the Company’s total indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2023 (in thousands):

2024	$20,968
2025	308
2026	563,542
2027	—
2028	—
Thereafter	—
$584,818
The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of December 31, 2023 and 2022 (in millions):

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$36.8	$36.6	$60.8	$61.8
Credit facilities, net	$548.0	$541.8	$548.0	$546.1
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
11.    Indebtedness (Continued)
The 2023 Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the 2023 Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 70% of adjusted FFO (as defined per the 2023 Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of December 31, 2023, the Company was in compliance with all financial covenants related to its 2023 Credit Facilities.
Generally, the loan agreements for the Company’s mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary events of default and remedies for the lenders. As of December 31, 2023, the Company was in compliance with all financial covenants related to its mortgage loans.
12.    Related Party Arrangements
The Company is externally advised and has no direct employees. Certain of the Company’s executive officers are executive officers of or are on the board of managers of the Advisor.
In connection with services provided to the Company, affiliates are entitled to the following fees:
Advisor — The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, offering, acquisition and operating activities. Pursuant to the Advisory Agreement, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties (including its proportionate share of properties acquired through joint ventures) for services rendered in connection with the selection, evaluation, structure and purchase of assets. The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing. In addition, the Advisor is entitled to receive a monthly asset management fee equal to 0.8% per annum (which was reduced in May 2021 from 1.0% per annum), based on the average real estate asset value (as defined in the advisory agreement) of the Company’s properties, including its proportionate share of properties owned through joint ventures. In June 2023, the Company renewed its Advisory Agreement with the Advisor for an additional two years through June 2025 and amended the terms of its advisory agreement with the Advisor. The amendment (i) revised the defined term “real estate asset value” from the greater of to the lesser of cost basis or the current independent valuation (before non-cash reserves and depreciation), and (ii) subordinated 0.05% of the 0.80% per annum asset management fee paid by the Company to the Advisor (based on the monthly average of the sum of the Company’s and the Operating Partnership’s respective daily real estate asset value). The subordinated fee will be forfeited and not paid to the Advisor in the event the Company does not achieve certain performance thresholds during certain measurement periods.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
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
Under the advisory agreement and the Company’s articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a listing (which would also include the receipt by the Company’s stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of the Company’s common stock as a result of a merger, share acquisition or similar transaction). However, once a listing occurs, the Advisor will not be entitled to receive an incentive fee on subsequent sales of assets. The incentive fees are calculated pursuant to formulas set forth in the advisory agreement and the Company’s articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus a 6% cumulative, non-compounded annual return on their invested capital. Upon termination or non-renewal of the advisory agreement by the Advisor for good reason (as defined in the advisory agreement) or by the Company other than for cause (as defined in the advisory agreement), a listing or sale of assets after such termination or non-renewal will entitle the Advisor to receive a pro-rated portion of the applicable subordinated incentive fee.
Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”). In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments. The Company did not incur operating expenses in excess of the Limitation during the Expense Years ended December 31, 2023, 2022 and 2021.
Expense Support and Restricted Stock Agreement — Through June 8, 2023, pursuant to the expense support and restricted stock agreement by and between the Company and the Advisor (as amended, the “Expense Support Agreement”), the Company’s Advisor agreed to forgo the payment of fees in cash and accept Restricted Stock for services in an amount equal to the positive excess, if any, of (a) Aggregate Stockholder Cash Distributions declared for the applicable year, over (b) aggregate MFFO, each as defined in the Expense Support Agreement. The Restricted Stock is subordinated and forfeited to the extent that stockholders do not receive their invested capital plus a 6% cumulative non-compounded annual return upon ultimate liquidity of the Company. Any amounts settled, and for which restricted stock shares were issued pursuant to the Expense Support Agreement, have been permanently settled and the Company has no further obligation to pay such amounts. The Expense Support Agreement was terminated effective June 8, 2023. No expense support was received for the years ended December 31, 2023, 2022 and 2021.
No amounts were settled or paid in the form of Restricted Stock in accordance with the expense support agreements for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, approximately $13.6 million of asset management fees had been settled in exchange for approximately 1.3 million shares of Restricted Stock. The number of Restricted Stock shares granted to the Advisor in lieu of payment in cash was determined by dividing the expense support amount for the respective determination date by the then-current NAV per share. At grant date, no fair value was assigned to the Restricted Stock shares as the shares were valued at zero, which represented the lowest possible value estimated at vesting. In addition, the Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of December 31, 2023.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
12.    Related Party Arrangements (Continued)
Cash distributions paid on Restricted Stock shares for the years ended December 31, 2023, 2022 and 2021 were $0.136 million, $0.136 million and $0.273 million, respectively. The cash distributions on Restricted Stock shares were recognized as compensation expense as declared and included in general and administrative expense in the accompanying consolidated statements of operations. The termination of the Expense Support Agreement in June 2023 does not impact the previously issued Restricted Stock.
CNL Capital Markets LLC — CNL Capital Markets LLC, an affiliate of CNL, receives a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the term of the agreement. For each of the years ended December 31, 2023, 2022 and 2021, the Company incurred approximately $0.9 million in such fees. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.
Co-Venture Partners —The Company incurs operating expenses which, in general, relate to administration of the Company and its subsidiaries on an ongoing basis.
The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the years ended December 31, 2023, 2022 and 2021, and related amounts unpaid as of December 31, 2023 and 2022 are as follows (in thousands):

	Years Ended December 31,			Unpaid amounts as of (1)
	2023	2022	2021	December 31, 2023	December 31, 2022
Reimbursable expenses:
Operating expenses (2)	$2,721	$3,056	$2,972	$180	$238
	2,721	3,056	2,972	180	238

Investment services fee (3)	—	60	—	—	—
Disposition fee (4)	—	195	—	—	—
Financing coordination fees (5)	6,163	—	1,500	—	—
Asset management fees	13,856	14,074	15,740	1,112	1,159
	$22,740	$17,385	$20,212	$1,292	$1,397
_______________
FOOTNOTES:
(1)Amounts are recorded as due to related parties in the accompanying consolidated balance sheets.
(2)Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying consolidated balance sheets.
(3)For the year ended December 31, 2022, the Company incurred approximately $0.1 million in investment services fees, all of which was capitalized and included in real estate assets, net in the accompanying consolidated balance sheets. For the years ended December 31, 2023 and 2021, the Company did not incur any investment services fees.
(4)Amounts are recorded as a reduction to gain on sale of real estate in the accompanying consolidated statements of operations.
(5)For the year ended December 31, 2023, the Company incurred financing coordination fees of approximately $6.2 million, related to the refinancing of the Credit Facilities and a loan associated with certain operating properties, of which approximately $2.7 million was expensed in the accompanying consolidated statement of operations, approximately $3.5 million were capitalized as loan costs and reflected in other assets or in credit facilities in the accompanying consolidated balance sheets. For the year ended December 31, 2021, the Company incurred financing coordination fees of approximately $1.5 million, all of which were capitalized as loan costs and reflected in credit facilities in the accompanying consolidated balance sheets. The Company did not incur any financing coordination fees for the year ended December 31, 2022.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
13.    Derivative Financial Instruments
The following summarizes the terms of the Company's interest rate caps and swaps and the corresponding asset (liability) as of December 31, 2023 and 2022 (in thousands):

Notional Amount(1)	Strike	Credit Spread (2)	Trade	Forward	Maturity Date	Fair Value Asset (Liability) as of December 31,
						2023	2022
Caps
$15,000	3.50%	2.60%	12/28/2022	12/28/2022	7/1/2023	$—	$99
$8,000	3.50%	2.60%	6/29/2023	7/3/2023	1/1/2024	$—	$—
$8,000	3.50%	2.60%	12/20/2023	1/2/2024	7/1/2024	$63	$—
Swaps
$267,000	4.40%	2.35%	12/7/2023	12/1/2023	12/1/2025	$(1,678)	$—
$80,000	4.54%	2.35%	12/8/2023	12/1/2023	12/1/2025	$(706)	$—
$20,000	4.54%	2.35%	12/8/2023	12/1/2023	12/1/2025	$(177)	$—
_______________
FOOTNOTE:
(1)Amounts related to the interest rate caps and swaps held by the Company are recorded at fair value and included in other assets or other liabilities in the accompanying consolidated balance sheets.
(2)The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
The following summarizes the gross and net presentation of amounts related to the Company’s derivative financial instruments as of December 31, 2023 and 2022 (in thousands):

	Gross and net amounts of asset (liability)			Gross amounts
	as of December 31, 2023			as of December 31, 2023
Notional Amount	Gross Amount	Offset Amount	Net Amount	Financial Instruments	Cash Collateral	Net Amount
Caps
$8,000	$—	$—	$—	$—	$—	$—
$8,000	$63	$—	$63	$63	$—	$63
Swaps
$267,000	$(1,678)	$—	$(1,678)	$(1,678)	$—	$(1,678)
$80,000	$(706)	$—	$(706)	$(706)	$—	$(706)
$20,000	$(177)	$—	$(177)	$(177)	$—	$(177)

	Gross and net amounts of asset (liability)			Gross amounts
	As of December 31, 2022			as of December 31, 2022
Notional Amount	Gross Amount	Offset Amount	Net Amount	Financial Instruments	Cash Collateral	Net Amount
Cap
$15,000	$99	$—	$99	$99	$—	$99

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
13.    Derivative Financial Instruments (Continued)
Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative financial positions and has determined that the credit valuation adjustments on the overall valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company determined that its derivative financial instruments valuation in its entirety is classified in Level 2 of the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments which could, in turn, impact the Company’s results of operations.
14.    Equity
Stockholders’ Equity:
Distributions — In March 2022, the Board approved a reduction in the quarterly distribution rate from $0.0512 per share to $0.0256 per share starting with the first quarter 2022 distribution. For the years ended December 31, 2023, 2022 and 2021, the Company declared cash distributions of $17.8 million, $17.8 million and $35.6 million, respectively, and all of which were paid in cash to stockholders.
The tax composition of the Company’s distributions declared for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
Ordinary income	—%	—%	43.82%
Return of capital	100.00%	100.00%	56.18%
Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company, or its equity method investment, and included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments			Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings
	Years Ended December 31,				Years Ended December 31,
	2023	2022	2021		2023	2022	2021
Interest rate swaps	$(2,561)	$—	$—	Interest expense and loan cost amortization	$—	$—	$—
Interest rate caps	5	(26)	40	Interest expense and loan cost amortization	(3,325)	(82)	(32)
Interest rate cap held by unconsolidated joint venture	—	—	5	Equity in earnings of unconsolidated entity	—	—	(5)
Total	$(2,556)	$(26)	$45		$(3,325)	$(82)	$(37)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
15.    Income Taxes
For the years ended December 31, 2023, 2022 and 2021, the Company recorded net current tax expense and deferred tax assets related to deferred income at its TRS entities. The components of the income tax expense for the years ended December 31, 2023, 2022 and 2021, excluding amounts related to discontinued operations, were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$(12)	$(10)	$(10)
State	(548)	(530)	(532)
Total current expense	(560)	(540)	(542)
Deferred:
Federal	—	—	(3,379)
State	—	—	(253)
Total deferred expense	—	—	(3,632)
Income tax expense	$(560)	$(540)	$(4,174)
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 are as follows:

	2023	2022
Carryforwards of net operating loss	$20,895	$18,647
Other	931	1,044
Valuation allowance	(21,826)	(19,691)
Deferred tax assets, net	$—	$—
A reconciliation of the income tax expense computed at the statutory U.S. federal tax rate on income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2023		2022		2021
Tax (expense) benefit computed at federal statutory rate	$5,272	21.00%	$(27)	(21.00)%	$3,923	21.00%
Impact of REIT election	(3,893)	(15.50)	5,714	4,465.61	1,575	8.43
State income tax expense net of federal benefit	196	0.78	630	492.27	706	3.78
Effect of change in valuation allowance	(2,135)	(8.51)	(6,857)	(5,358.79)	(10,378)	(55.55)
Income tax expense	$(560)	(2.23)%	$(540)	(421.91)%	$(4,174)	(22.34)%

The Company’s TRS entities had net operating loss carryforwards for federal and state purposes of approximately $78.3 million and $70.8 million as of December 31, 2023 and 2022, respectively, to offset future taxable income. If not utilized, the federal net operating loss carryforwards will begin to expire in 2032, with $64.4 million having an indefinite carryforward period. State net operating loss carryforwards are currently subject to various expirations. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. The tax years 2020 and forward remain subject to examination by taxing authorities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
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
17.    Concentration of Credit Risk
For the years ended December 31, 2023, 2022 and 2021, the Company had a geographical concentration accounting for 10% or more of its total revenues, as follows:

	Type of Concentration	Years Ended December 31,
		2023	2022	2021
State of Texas (1)	Geographical	21.2%	20.6%	21.3%
_______________
FOOTNOTE:
(1)Includes rental income and related revenues and resident fees and services. Adverse economic developments in this geographical area could significantly impact the Company’s results of operations and cash flows from operations, which in turn would impact its ability to pay debt service and make distributions to stockholders.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Year
2021	Deferred tax asset valuation allowance	$(1,464)	$(10,368)	$—	$(11,832)
	Allowance for credit losses	(3,023)	(1,278)	1,161	(3,140)
		$(4,487)	$(11,646)	$1,161	$(14,972)

2022	Deferred tax asset valuation allowance	$(11,832)	$(6,870)	$(989)	$(19,691)
	Allowance for credit losses	(3,140)	(902)	2,439	(1,603)
		$(14,972)	$(7,772)	$1,450	$(21,294)

2023	Deferred tax asset valuation allowance	$(19,691)	$(2,135)	$—	$(21,826)
	Allowance for credit losses	(1,603)	(814)	1,514	(903)
		$(21,294)	$(2,949)	$1,514	$(22,729)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2023 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Primrose Retirement Community of Casper Casper, Wyoming	$—	$1,910	$16,310	$61	$364	$—	$1,971	$16,674	$—	$18,645	$(5,278)	2004	2/16/2012	(1)
Primrose Retirement Community of Grand Island Grand Island, Nebraska	—	719	12,140	83	—	—	802	12,140	—	12,942	(3,993)	2005	2/16/2012	(1)
Primrose Retirement Community of Mansfield Mansfield, Ohio	—	650	16,720	230	83	—	880	16,803	—	17,683	(5,562)	2007	2/16/2012	(1)
Primrose Retirement Community of Marion Marion, Ohio	—	889	16,305	126	18	—	1,015	16,323	—	17,338	(5,281)	2006	2/16/2012	(1)
Sweetwater Retirement Community Billings, Montana	—	1,578	14,205	20	34	—	1,598	14,239	—	15,837	(4,480)	2006	2/16/2012	(1)
HarborChase of Villages Crossing Lady Lake, Florida ("The Villages")	—	2,165	—	1,036	15,573	—	3,201	15,573	—	18,774	(4,248)	2013	8/29/2012	(1)
Primrose Retirement Community Cottages Aberdeen, South Dakota	—	311	3,794	—	6	—	311	3,800	—	4,111	(1,158)	2005	12/19/2012	(1)
Primrose Retirement Community of Council Bluffs Council Bluffs, Iowa (“Omaha”)	—	1,144	11,117	60	20	—	1,204	11,137	—	12,341	(3,497)	2008	12/19/2012	(1)
Primrose Retirement Community of Decatur Decatur, Illinois	—	513	16,706	105	188	—	618	16,894	—	17,512	(5,080)	2009	12/19/2012	(1)
Primrose Retirement Community of Lima Lima, Ohio	—	944	17,115	8	26	—	952	17,141	—	18,093	(5,130)	2006	12/19/2012	(1)
Primrose Retirement Community of Zanesville Zanesville, Ohio	—	1,184	17,292	—	95	—	1,184	17,387	—	18,571	(5,214)	2008	12/19/2012	(1)
Capital Health of Symphony Manor Baltimore, Maryland	—	2,319	19,444	7	323	—	2,326	19,767	—	22,093	(5,822)	2011	12/21/2012	(1)
Curry House Assisted Living & Memory Care Cadillac, Michigan	—	995	11,072	45	466	—	1,040	11,538	—	12,578	(3,342)	1966	12/21/2012	(1)
Tranquillity at Fredericktowne Frederick, Maryland	—	808	14,291	41	6,723	—	849	21,014	—	21,863	(6,714)	2000	12/21/2012	(1)
Brookridge Heights Assisted Living & Memory Care Marquette, Michigan	—	595	11,339	137	5,230	—	732	16,569	—	17,301	(5,462)	1998	12/21/2012	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
AS OF DECEMBER 31, 2023 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Woodholme Gardens Assisted Living & Memory Care Pikesville, Maryland (“Baltimore”)	$—	$1,603	$13,472	$65	$121	$—	$1,668	$13,593	$—	$15,261	$(4,052)	2010	12/21/2012	(1)
HarborChase of Jasper Jasper, Alabama	—	355	6,358	23	96	—	378	6,454	—	6,832	(1,788)	1998	7/31/2013	(1)
Raider Ranch Lubbock, Texas	—	4,992	48,818	793	13,679	—	5,785	62,497	—	68,282	(16,368)	2009	8/29/2013	(1)
Town Village Oklahoma City, Oklahoma	—	1,020	19,847	185	1,863	—	1,205	21,710	—	22,915	(6,107)	2004	8/29/2013	(1)
Prestige Senior Living Beaverton Hills Beaverton, Oregon	—	1,387	10,324	13	91	—	1,400	10,415	—	11,815	(2,818)	2000	12/2/2013	(1)
Prestige Senior Living High Desert Bend, Oregon	—	835	11,252	17	430	—	852	11,682	—	12,534	(3,251)	2003	12/2/2013	(1)
MorningStar of Billings Billings, Montana	—	4,067	41,373	84	641	—	4,151	42,014	—	46,165	(11,994)	2009	12/2/2013	(1)
MorningStar of Boise Boise, Idaho	—	1,663	35,752	309	372	—	1,972	36,124	—	38,096	(9,791)	2007	12/2/2013	(1)
Prestige Senior Living Huntington Terrace Gresham, Oregon (“Portland”)	—	1,236	12,083	2	485	—	1,238	12,568	—	13,806	(3,378)	2000	12/2/2013	(1)
MorningStar of Idaho Falls Idaho Falls, Idaho	—	2,006	40,397	141	443	—	2,147	40,840	—	42,987	(11,260)	2009	12/2/2013	(1)
Prestige Senior Living Arbor Place Medford, Oregon	—	355	14,083	17	939	—	372	15,022	—	15,394	(3,930)	2003	12/2/2013	(1)
Prestige Senior Living Orchard Hills Salem, Oregon	—	545	15,544	134	288	—	679	15,832	—	16,511	(4,225)	2002	12/2/2013	(1)
Prestige Senior Living Southern Hills Salem, Oregon	—	653	10,753	55	193	—	708	10,946	—	11,654	(2,961)	2001	12/2/2013	(1)
MorningStar of Sparks Sparks, Nevada	—	3,986	47,968	16	1,194	—	4,002	49,162	—	53,164	(13,427)	2009	12/2/2013	(1)
Prestige Senior Living Five Rivers Tillamook, Oregon	—	1,298	14,064	18	575	—	1,316	14,639	—	15,955	(4,131)	2002	12/2/2013	(1)
Prestige Senior Living Riverwood Tualatin, Oregon (“Portland”)	—	1,028	7,429	12	238	—	1,040	7,667	—	8,707	(2,140)	1999	12/2/2013	(1)
Prestige Senior Living Auburn Meadows Auburn, Washington ("Seattle")	—	2,537	17,261	214	1,626	—	2,751	18,887	—	21,638	(4,981)	2003/2010	2/3/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
AS OF DECEMBER 31, 2023 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Prestige Senior Living Bridgewood Vancouver, Washington ("Portland")	$—	$1,603	$18,172	$10	$727	$—	$1,613	$18,899	$—	$20,512	$(4,893)	2001	2/3/2014	(1)
Prestige Senior Living Monticello Park Longview, Washington	—	1,981	23,056	1	552	—	1,982	23,608	—	25,590	(6,111)	2001/2010	2/3/2014	(1)
Prestige Senior Living Rosemont Yelm, Washington	—	668	14,564	14	719	—	682	15,283	—	15,965	(3,881)	2004	2/3/2014	(1)
Wellmore of Tega Cay Tega Cay, South Carolina ("Charlotte")	—	2,445	—	2,760	23,497	—	5,205	23,497	—	28,702	(6,671)	2015	2/7/2014	(1)
Isle at Cedar Ridge Cedar Park, Texas ("Austin")	—	1,525	16,277	—	833	—	1,525	17,110	—	18,635	(4,663)	2011	2/28/2014	(1)
Prestige Senior Living West Hills Corvallis, Oregon	—	842	12,603	11	778	—	853	13,381	—	14,234	(3,535)	2002	3/3/2014	(1)
HarborChase of Plainfield Plainfield, Illinois	—	1,596	21,832	160	351	—	1,756	22,183	—	23,939	(5,844)	2010	3/28/2014	(1)
Legacy Ranch Alzheimer's Special Care Center Midland, Texas	—	917	9,982	34	219	—	951	10,201	—	11,152	(2,719)	2012	3/28/2014	(1)
The Springs Alzheimer's Special Care Center San Angelo, Texas	—	595	9,658	9	206	—	604	9,864	—	10,468	(2,650)	2012	3/28/2014	(1)
Isle at Watercrest - Bryan Bryan, Texas	—	3,223	40,581	70	3,037	—	3,293	43,618	—	46,911	(11,671)	2011	4/21/2014	(1)
Isle at Watercrest - Mansfield Mansfield, Texas ("Dallas/Fort Worth")	—	997	24,635	4	478	—	1,001	25,113	—	26,114	(6,398)	2011	5/5/2014	(1)
Watercrest at Katy Katy, Texas ("Houston")	20,668	4,000	—	140	33,998	—	4,140	33,998	—	38,138	(6,507)	2016	6/27/2014	(1)
Watercrest at Mansfield Mansfield, Texas ("Dallas/Fort Worth")	—	2,191	42,740	49	1,009	—	2,240	43,749	—	45,989	(11,214)	2010	6/30/2014	(1)
HarborChase of Shorewood Shorewood, Wisconsin ("Milwaukee")	—	2,200	—	304	19,890	—	2,504	19,890	—	22,394	(4,280)	2015	7/8/2014	(1)
Fairfield Village of Layton Layton, Utah ("Salt Lake City")	—	5,217	54,167	374	761	—	5,591	54,928	—	60,519	(14,144)	2010	11/20/2014	(1)
Primrose Retirement Center of Anderson Anderson, Indiana ("Muncie")	—	1,342	19,083	4	33	—	1,346	19,116	—	20,462	(4,635)	2008	5/29/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
AS OF DECEMBER 31, 2023 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Primrose Retirement Center of Lancaster Lancaster, Ohio ("Columbus")	$—	$2,840	$21,884	$51	$362	$—	$2,891	$22,246	$—	$25,137	$(5,887)	2007	5/29/2015	(1)
Primrose Retirement Center of Wausau Wausau, Wisconsin ("Green Bay")	—	1,089	18,653	3	15	—	1,092	18,668	—	19,760	(4,344)	2008	5/29/2015	(1)
Superior Residences of Panama City Panama City Beach, Florida	—	2,099	19,367	14	971	—	2,113	20,338	—	22,451	(4,683)	2015	7/15/2015	(1)
The Hampton at Meadows Place Fort Bend, Texas ("Houston")	—	715	24,281	11	516	—	726	24,797	—	25,523	(5,459)	2007/2013/ 2014	7/31/2015	(1)
The Pavilion at Great Hills Austin, Texas	—	1,783	29,318	53	330	—	1,836	29,648	—	31,484	(6,605)	2010	7/31/2015	(1)
The Beacon at Gulf Breeze Gulf Breeze, Florida ("Pensacola")	—	824	24,106	96	418	—	920	24,524	—	25,444	(5,631)	2008	7/31/2015	(1)
Parc at Piedmont Marietta, Georgia ("Atlanta")	—	3,529	43,080	36	1,853	—	3,565	44,933	—	48,498	(10,167)	2001/2011	7/31/2015	(1)
Parc at Duluth Duluth, Georgia ("Atlanta")	—	5,951	42,458	70	2,933	—	6,021	45,391	—	51,412	(10,057)	2003/2012	7/31/2015	(1)
Waterstone on Augusta Greenville, South Carolina	—	2,253	—	2,117	20,923	—	4,370	20,923	—	25,293	(4,558)	2017	8/31/2015	(1)
Wellmore of Lexington Lexington, South Carolina ("Columbia")	—	2,300	—	3,210	43,149	—	5,510	43,149	—	48,659	(8,562)	2017	9/14/2015	(1)
Palmilla Senior Living Albuquerque, New Mexico	—	4,701	38,321	68	333	—	4,769	38,654	—	43,423	(8,723)	2013	9/30/2015	(1)
Cedar Lake Assisted Living and Memory Care Lake Zurich, Illinois ("Chicago")	—	2,412	25,126	49	148	—	2,461	25,274	—	27,735	(5,698)	2014	9/30/2015	(1)
The Shores of Lake Phalen Maplewood, Minnesota ("St. Paul")	—	2,724	25,093	18	113	—	2,742	25,206	—	27,948	(5,596)	2012	11/10/2015	(1)
Dogwood Forest of Grayson Grayson, Georgia	—	1,788	—	112	22,084	—	1,900	22,084	—	23,984	(3,754)	2017	11/24/2015	(1)
Park Place Senior Living at WingHaven O'Fallon, Missouri ("St. Louis")	—	1,283	48,221	151	1,301	—	1,434	49,522	—	50,956	(10,625)	2006/2014	12/17/2015	(1)
Hearthside Senior Living of Collierville Collierville, Tennessee ("Memphis")	—	1,756	13,379	60	42	—	1,816	13,421	—	15,237	(3,012)	2014	12/29/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
AS OF DECEMBER 31, 2023 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Albuquerque, New Mexico – Vacant Land Albuquerque, New Mexico	$—	$1,056	$—	$—	$—	$—	$1,056	$—	$—	$1,056	$—	—	9/7/2017	(1)
Finton Assisted Living Vinton, Iowa	2,423	1,083	3,439	—	9	—	1,083	3,448	—	4,531	(268)	2007	8/31/2012	(1)
Webster City Assisted Living Webster City, Iowa	2,202	912	3,794	84	1	—	996	3,795	—	4,791	(302)	2007	8/31/2012	(1)
Nevada Assisted Living Nevada, Iowa	4,919	1,749	7,196	—	—	—	1,749	7,196	—	8,945	(355)	2011	8/31/2012	(1)
Grinnell Assisted Living Grinnell, Iowa	4,698	1,690	4,454	28	21	—	1,718	4,475	—	6,193	(354)	2005	4/2/2013	(1)
Indianola Assisted Living Indianola, Iowa	1,908	986	3,369	6	29	—	992	3,398	—	4,390	(251)	2004	4/2/2013	(1)
	$36,818	$123,155	$1,267,517	$14,238	$235,062	$—	$137,393	$1,502,579	$—	$1,639,972	$(381,570)
Transactions in real estate and accumulated depreciation as of December 31, 2023 are as follows:

Balance December 31, 2020	$1,640,534	Balance December 31, 2020	$(262,394)
2021 Improvements	6,385	2021 Depreciation	(42,215)
2021 Dispositions	(6,764)	2021 Accumulated depreciation on dispositions	842
2021 Impairments	(9,673)	Balance December 31, 2021	(303,767)
Balance December 31, 2021	1,630,482	2022 Depreciation	(43,781)
2022 Acquisitions (3)	28,672	2022 Accumulated depreciation on dispositions	9,198
2022 Improvements	11,339	Balance December 31, 2022	(338,350)
2022 Dispositions	(38,525)	2023 Depreciation	(43,220)
Balance December 31, 2022	1,631,968	2023 Accumulated depreciation on dispositions	—
2023 Improvements	8,004	Balance December 31, 2023	$(381,570)
Balance at December 31, 2023	$1,639,972
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accounting firm during the period ended December 31, 2023.
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
Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).
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
Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our directors and executive officers as of March 7, 2024 were as follows:

Name	Age	Position
James M. Seneff, Jr.	77	Director and Chairman of the Board
Stephen H. Mauldin	55	Director, Vice Chairman of the Board, President and Chief Executive Officer
James Chandler Martin	73	Independent Director and Audit Committee Financial Expert
Michael P. Haggerty	71	Independent Director
J. Douglas Holladay	77	Independent Director
Ixchell C. Duarte	57	Chief Financial Officer, Senior Vice President and Treasurer
		(Principal Financial and Principal Accounting Officer)
John R. McRae	53	Senior Vice President
Tracey B. Bracco	44	General Counsel, Senior Vice President and Secretary

James M. Seneff, Jr. Chairman of the Board and Director. On December 7, 2017, Mr. Seneff was re-appointed to serve as chairman of the Board and director of the Company. Mr. Seneff previously served as chairman of the Board of the company from May 2011 to June 2016, and as a director since inception in June 2010 to June 2016. Mr. Seneff has served as the chairman of the board of directors of CNL Healthcare Corp., our advisor (the “Advisor”), since its inception in June 2010. In December 2017, Mr. Seneff was appointed as director and chairman of the board of CNL Strategic Capital, LLC, a public, non-traded operating company formed to acquire debt and equity securities of middle market U.S. businesses. Mr. Seneff served as chairman of the board of directors and a director of CNL Lifestyle Properties, Inc., a public, non-traded REIT (2003 to 2017), a director of the managing member of its former advisor, CNL Lifestyle Company, LLC (2003 to December 2010), and a director of its successor advisor, CNL Lifestyle Advisor Corporation (December 2010 to 2017). Mr. Seneff also served as chairman of the board of directors and a director of CNL Growth Properties, Inc., a public, non-traded REIT, from August 2009 and December 2008, respectively, to June 2016, and has served as a manager of its advisor, CNL Global Growth Advisors, LLC, from 2008 to 2017. Mr. Seneff also served as chairman of the board of directors and a director of Global Income Trust, Inc., another public, non-traded REIT, from April 2009 until its dissolution in December 2015, and served as manager of its advisor until December 2016. Mr. Seneff is the sole member of CNL Holdings, LLC (“CNL Holdings”) and has served as the chairman, chief executive officer and/or president of several of CNL Holdings' subsidiaries, including chief executive officer and president (2008 to 2013), and as chairman from 2013 to present of CNL Financial Group, LLC, our sponsor (the “Sponsor”), and as executive chairman (January 2011 to present), chairman (1988 to January 2011), chief executive officer (1995 to January 2011) and president (1980 to 1995) of CNL Financial Group, Inc., a diversified real estate company. Mr. Seneff also has served on the board of directors of the following CNL Holdings’ affiliates: CNL Hotels & Resorts, Inc., a public, non-traded REIT (1996 to April 2007), and its advisor, CNL Hospitality Corp. (1997 to June 2006 (became self-advised)); CNL Retirement Properties, Inc., a public, non-traded REIT, and its advisor, CNL Retirement Corp. (1997 to October 2006); CNL Restaurant Properties, Inc., a public, non-traded REIT, and its advisor (1994 to 2005 (became self-advised)); Trustreet Properties, Inc. ("Trustreet"), a publicly traded REIT (2005 to February 2007); National Retail Properties, Inc., a publicly traded REIT (1994 to 2005); CNL Securities Corp., a FINRA-registered broker-dealer and the managing dealer of our offerings (1979 to 2013); and CNL Capital Markets Corp. (1990 to 2017). Mr. Seneff was also the chairman and a principal stockholder of CNLBancshares, Inc. (1999 to 2015), which owned CNLBank until it merged into Valley National Bank in 2015. Mr. Seneff received his B.A. in business administration from Florida State University.

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

Stephen H. Mauldin, Vice Chairman of the Board and Director. Mr. Mauldin has served as vice chairman of the Board and a director since June 2016, as our president since September 2011 and as our chief executive officer since April 2012. Mr. Mauldin is primarily responsible for overseeing the formulation and execution of our strategic objectives. Mr. Mauldin has also served as president and chief executive officer of our Advisor since September 2011 and January 2018 respectively and as chief operating officer from September 2011 to July 2018. Mr. Mauldin served as a director of CNL Healthcare Properties II, Inc., a public, non-traded REIT, from November 2015, as vice chairman of its board of directors from November 2015 to December 2017, as chairman of its board of directors from January 2018 and as its chief executive officer and president since July 2015 until its dissolution in March 2020. Mr. Mauldin has served as manager and president of CHP II Advisors, LLC since July 2015, and as chief executive officer of CHP II Advisors since January 2018. Mr. Mauldin also served as chief operating officer of CHP II Advisors from July 2015 to July 2018. Mr. Mauldin also served as president (from September 2011), chief executive officer (from April 2012) and chief operating officer (September 2011 to April 2012) of CNL Lifestyle Properties, Inc., a public-non-traded REIT, until its dissolution in December 2017, as well as president and chief operating officer of CNL Lifestyle Advisor Corporation, its advisor, from September 2011 to December 31, 2017. Mr. Mauldin also served as president of CNL Growth Properties, Inc., a public, non-traded REIT, from March 2016 and as chief executive officer from August 2016 until its dissolution in October 2017. Mr. Mauldin served on the board of directors of Burroughs & Chapin Company, Inc., a South Carolina based real estate investment trust, since May 2021. Prior to joining the Company, Mr. Mauldin served as a consultant to Crosland, LLC, a privately held real estate development and asset management company headquartered in Charlotte, North Carolina, from March 2011 through August 2011. He previously served as Crosland’s chief executive officer, president and a member of its board of directors from July 2010 until March 2011. Mr. Mauldin originally joined Crosland in August 2006 and served as its chief financial officer from July 2009 to July 2010 and as president of Crosland’s mixed-use and multi-used development division prior to his appointment as chief financial officer. Prior to joining Crosland, LLC, from 1998 to August 2006, Mr. Mauldin was a co-founder and served as a partner of Crutchfield Capital, LLC, a privately held investment and operating company with a focus on small and medium-sized operating companies in the southeastern United States. From 1996 to 1998, Mr. Mauldin held various positions in the capital markets group and the office of the chairman of Security Capital Group, Inc., William D. Sanders. Prior to its sale in 2002, Security Capital Group owned controlling interests in 18 public and private real estate operating companies (eight of which were NYSE‑listed) with a total market capitalization of over $26 billion. Mr. Mauldin graduated with a B.S. in finance from the University of Tampa and received an M.B.A. with majors in real estate, finance, managerial economics and accounting/information systems from the J.L. Kellogg Graduate School of Management at Northwestern University.

As a result of these professional and other experiences, Mr. Mauldin possesses particular knowledge of real estate investment, including acquisition, development, financing, operation, and disposition, which strengthens the Board’s collective knowledge, capabilities and experience.

J. Chandler Martin, Independent Director and Audit Committee Financial Expert. Mr. Martin has been an independent director and has served as our audit committee financial expert since July 2012. Mr. Martin served as independent director and audit committee financial expert of CNL Healthcare Properties II, Inc., a public-non-traded REIT, from January 2016 to September 2018. Mr. Martin served as Corporate Treasurer of Bank of America, a banking and financial services company, from 2005 until March 2008. During his 27 years at Bank of America, Mr. Martin held a number of line and risk management roles, including leadership roles in commercial real estate risk management, capital markets risk management, and private equity investing. As corporate treasurer, he was responsible for funding, liquidity, and interest rate risk management. From 2003 to 2005, Mr. Martin was Bank of America’s enterprise market and operational risk executive, and from 1999 until 2003, he served as the risk management executive for Bank of America’s global corporate and investment banking. From April 2008 through July 2008, following his retirement, Mr. Martin served as a member of the Counterparty Risk Management Policy Group III (“CPMPG III”), co-chaired its Risk Monitoring and Risk Management Working Group, and participated in the production of CPMPG III’s report: “Containing Systemic Risk: The Road to Reform,” a forward-looking and integrated framework of risk management best practices. Mr. Martin returned to Bank of America in October 2008 to assist with the integration process for enterprise risk management following Bank of America’s acquisition of Merrill Lynch. After working on the transition, Mr. Martin served as Bank of America’s enterprise credit and market risk executive until July 2009. Between October 2011 until its acquisition in October 2016, Mr. Martin served as a director of CommunityOne Bancorporation, a community bank holding company headquartered in Asheboro, North Carolina. He also served on the board of directors of Burroughs & Chapin Company, Inc., a South Carolina based real estate investment trust, serving on the audit, personnel and compensation committees. He also serves on the board of directors of Wings Capital Partners LLC, a California based aviation finance company. He serves as a member of the advisory board of Corrum Capital Management, an alternative investment management firm. Mr. Martin attained an M.B.A. from Samford University and a B.A. in economics from Emory University.

As a result of these professional and other experiences, Mr. Martin possesses particular knowledge of, among other things, systems of internal controls, risk management best practices, sound corporate governance, and the relationship between liquidity, leverage and capital adequacy, which strengthens the board of directors’ collective knowledge, capabilities and experience.

Michael P. Haggerty, Independent Director. Mr. Haggerty joined the board of directors as an independent director in April 2012. Mr. Haggerty was a partner at Jackson Walker, LLC, a Dallas-based law firm, for more than 37 years, where he headed the Firm’s finance group. Mr. Haggerty’s commercial real estate practice included the negotiation, structuring, and documentation of interim and permanent financing of office buildings, shopping centers, retirement facilities, restaurants, industrial properties, and multi-family residential projects. The credit facilities involved both single asset and portfolio transactions; multi-state transactions; partnerships, corporations, REITs, conduits, and pension funds; equity participations; loan participations; letters of credit; multi-creditor facilities; and commercial and residential mortgage warehouse lines of credit. In January 2016, Mr. Haggerty left Jackson Walker, LLC to become the executor of the Estate of Bert Fields, Jr. The estate owned extensive oil and gas properties, the controlling ownership interest of North Dallas Bank & Trust and a ranching operation. Mr. Haggerty is a director of North Dallas Bank & Trust Co., serving on the executive, audit, investment, marketing and compensation committees. Mr. Haggerty also serves as President of a private family investment company, Kamimac, LLC. Mr. Haggerty attained a B.B.A. from the University of Georgia and a J.D. from the University of Virginia School of Law. Since 1978, Mr. Haggerty has been admitted to practice law in the states of both Texas and Georgia.

As a result of these professional and other experiences, Mr. Haggerty possesses particular knowledge of real estate and commercial law, which strengthens the board of directors’ collective knowledge, capabilities and experience.

J. Douglas Holladay, Independent Director. Mr. Holladay has been an independent director since April 2012. Mr. Holladay has served as a general partner of Elgin Capital Partners, a private energy company based in Denver from 2008 to the present. From 1999 to 2008, Mr. Holladay was co-founder of a middle market private equity fund, Park Avenue Equity Partners. Since 2011, Mr. Holladay has served as a guest columnist for the online Washington Post and is an adjunct professor at Georgetown University. From 2009 to the present, Mr. Holladay has served on the board of directors of Miraval, a privately held luxury resort and spa located in Arizona. From July 2004 to April 2007, Mr. Holladay served as a director of CNL Hotels & Resorts, Inc., a public non-traded REIT affiliated with CNL. From 2004 until July 2008, Mr. Holladay also served as an advisor to Providence Capital (now CNL Opportunity Fund), a hedge fund based in Minnesota. Previously, Mr. Holladay held senior positions at Goldman, Sachs & Co., the U.S. State Department and the White House. While a diplomat, Mr. Holladay was accorded the personal rank of ambassador. Between 2000 and 2009, Mr. Holladay served as a director for Sunrise Senior Living, Inc., a public company that provides senior living services in the United States, Canada and the United Kingdom. Mr. Holladay attained an M.Litt. in political and economic history from Oxford University, an M.A. in theology from Princeton Theological Seminary, and an A.B. in political science from the University of North Carolina, Chapel Hill. He holds honorary doctorates from Morehouse College and Nyack College.

As a result of these professional and other experiences, Mr. Holladay possesses particular knowledge of real estate investment and finance and the capital markets, which strengthens the board of directors’ collective knowledge, capabilities and experience.

Ixchell C. Duarte, Chief Financial Officer, Senior Vice President and Treasurer. Ms. Duarte has served as our chief financial officer and treasurer since February 2018 and as a senior vice president since March 2012. She previously served as the Company’s chief accounting officer from March 2012 to June 2017 and as a vice president from February 2012 to March 2012. Ms. Duarte has served as senior vice president and chief accounting officer of our Advisor since November 2013. Ms. Duarte served as senior vice president and chief accounting officer of CNL Lifestyle Properties, Inc., a public, non-traded REIT from March 2012 until its dissolution in December 2017. Ms. Duarte served as senior vice president and chief accounting officer of its advisor from November 2013 to December 2017. Ms. Duarte served as senior vice president and chief accounting officer of CNL Growth Properties, Inc., a public non-traded REIT from June 2012 until its dissolution in October 2017. Ms. Duarte served as senior vice president of its advisor from November 2013 to December 2017. She also served as senior vice president and chief accounting officer of Global Income Trust, Inc., another public non-traded REIT, from June 2012 until its dissolution in December 2015 and served as a senior vice president of its advisor from November 2013 to December 2016. Ms. Duarte served as senior vice president of CNL Healthcare Properties II, Inc., a public, non-traded REIT from January 2016, as chief accounting officer from January 2016 to June 2017 and as chief financial officer and treasurer from February 2018 until its dissolution in March 2020. Ms. Duarte has served as senior vice president and chief accounting officer of its advisor, CHP II Advisors, LLC, since July 2015. Prior to rejoining CNL affiliates in January 2012, Ms. Duarte served as controller at GE Capital, Franchise Finance from February 2007 through January 2012. Ms. Duarte served as senior vice president and chief accounting officer of Trustreet Properties, Inc., a publicly traded REIT (which was NYSE listed), from February 2005 until the sale of Trustreet to GE Capital in February 2007. Ms. Duarte served as vice president and controller of CNL Restaurant Properties, Inc. from November 1999 through February 2005 and held various positions with CNL affiliates from September 1995 to February 2005, including director of accounting, controller, chief financial officer, secretary and treasurer. Prior to joining CNL’s affiliates, Ms. Duarte spent seven years working as an external financial auditor starting in the New York City audit practice of KPMG, LLP and then for the Orlando, FL audit practice of Coopers & Lybrand. She received a B.S. in accounting from the Wharton School of the University of Pennsylvania and is a certified public accountant and a chartered global management accountant.

John R. McRae, Senior Vice President. Mr. McRae has served as senior vice president since July 2022 and as the Advisor's chief investment officer since 2015. Mr. McRae served as vice president of CNL Growth Properties III Member, LLC, the managing member of CNL Growth Properties III, LLC, since October 2017 until its dissolution in August 2022. Mr. McRae served as senior vice president of CNL Growth Properties II Member, LLC, the managing member of CNL Growth Properties II, LLC until its dissolution in December 2020, since April 2015. Mr. McRae served as senior vice president of CNL Healthcare Properties II, Inc., a public, non-traded REIT, from January 2016 until its dissolution in March 2020 and has served as senior vice president of its advisor since April 2016. Mr. McRae also served as vice president of CNL Financial Group Investment Management, LLC from October 2011 until his appointment as chief investment officer in March 2015. Mr. McRae has served as CNL Financial Group’s senior managing director, acquisitions, responsible for domestic investment activities for CNL Growth Properties, Inc., and Global Income Trust, Inc. Mr. McRae oversees all aspects of the investment process including the structuring of joint venture arrangements, project financing, property underwriting and sourcing new investment opportunities. Mr. McRae has over 25 years of diversified real estate experience encompassing all functions of commercial real estate including development, leasing, financing and management. Prior to joining CNL, Mr. McRae served as senior vice president at Trammell Crow Company. Mr. McRae received a B.S. in business from the University of Florida.

Tracey B. Bracco, General Counsel, Senior Vice President and Secretary. Ms. Bracco has served as general counsel, senior vice president and secretary of the company since March 2018. Ms. Bracco previously served as assistant general counsel and assistant secretary of the company from June 2014 until March 2018 and as vice president from March 2013 to March 2018. Ms. Bracco has also served as vice president of the Advisor since November 2013. Ms. Bracco also served as general counsel and secretary of CNL Healthcare Properties II, Inc., a public, non-traded REIT, from August 23, 2016 and as vice president from January 2016, until its dissolution in March 2020. Ms. Bracco has also served as vice president of CHP II Advisors, LLC, the advisor to CNL Healthcare Properties II, Inc., since its inception on July 9, 2015. Ms. Bracco has served as group general counsel, fund management of CNL Financial Group Investment Management, LLC since May 2018, and previously served as deputy general counsel, real estate (March 2016 to May 2018) and previously served as assistant general counsel (April 2013 to March 2016), where she oversees CNL’s non-traded REITS, as well as supervising the acquisition and asset management functions relating to fund management for CNL. Ms. Bracco serves as general counsel of CNL Strategic Capital, LLC, a public, non-traded operating company formed to acquire debt and equity of private U.S. businesses. Ms. Bracco served as assistant general counsel and assistant secretary of CNL Lifestyle Properties, Inc., a public, non-traded REIT, from June 2014 and as vice president since March 2013 until its dissolution in December 2017 and as vice president of its advisor since November 2013. Prior to joining CNL Lifestyle Properties, Inc., Ms. Bracco spent six years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Bracco is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. She received a B.S. in Journalism from the University of Florida and her J.D. from Boston University School of Law.
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
Board Meetings and Attendance
The Board of Directors held seven meetings in 2023. Two out of three directors attended 100% of the meetings of the Board, with one attending six meetings. Although the Company does not have a policy on director attendance at the annual meetings of stockholders, directors are encouraged to do so.
Committees of the Board
Audit Committee
The Company has a standing Audit Committee, the members of which are selected by the Board each year. The Audit Committee, which is composed entirely of Independent Directors, is chaired by an Independent Director. The current membership of the Audit Committee and other descriptive information is summarized below.

Independent Directors	Position
J. Chandler Martin	C, E
Michael P. Haggerty	M
J. Douglas Holladay	M
Number of 2023 Meetings	4
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
In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors. In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work. During the year ended December 31, 2023, the Audit Committee held a total of four meetings, including four meetings with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to the filing of such reports with the SEC (the Commission”). Each member of the Audit Committee attended 100% of the meetings.
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
The Audit Committee Charter, the Whistleblower Policy and the Code of Business Conduct are available in the Corporate Governance section of the Forms and Literature page of our website, CNLHealthcareProperties.com, and will be sent to any stockholder who requests them from CNL Client Services, 450 South Orange Avenue, Orlando, Florida 32801, (866) 650-0650.
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

Board of Directors
James M. Seneff, Jr.
Stephen H. Mauldin
J. Chandler Martin
Michael P. Haggerty
J. Douglas Holladay
Compensation Discussion and Analysis
The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2023. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.
If the Company determines to compensate named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.
Compensation of Directors
Two of our directors, Messrs. Seneff and Mauldin, are employed by and receive compensation from affiliates of our Advisor. We do not separately compensate them for their services as directors to the Company. Below is information regarding the compensation program in effect during 2023 for our independent directors.

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
The following table gives information regarding the compensation we provided to our directors in 2023.

Name	Fees Earned or Paid in Cash	Total Compensation
James M. Seneff, Jr. (Chairman)	$—	$—
Stephen H. Mauldin	—	—
J. Chandler Martin	126,000	126,000
Michael P. Haggerty	106,000	106,000
J. Douglas Holladay	104,000	104,000

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
The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 1% of the total shares outstanding at March 7, 2024.

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
(2)The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 0.1% of the total shares outstanding as of March 7, 2024.
Five Percent Stockholders
There are no persons who are known to us to be the beneficial owners of more than 5% of our outstanding common stock as of December 31, 2023 or March 7, 2024.
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

During 2023, the Company’s Total Operating Expenses incurred represented approximately 1.4% of Average Invested Assets, as each term is defined in the Company’s Charter. During 2023, the Company’s Total Operating Expenses incurred represented approximately 94.8% of Net Income, as each term is defined in the Company’s Charter.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Auditor Fees
PricewaterhouseCoopers LLP serves as the Company’s principal accounting firm and audited the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022.
The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2023 and 2022, and fees billed for other services rendered (for audit and non-audit services and all “out-of-pocket” costs incurred in connection with these services) by PricewaterhouseCoopers LLP during these periods.

	Years Ended December 31,
	2023	2022
Audit fees	$827,900	$819,800
Audit-related fees	—	—
Tax fees	385,050	636,842
All other fees	—	—
Total Fees	$1,212,950	$1,456,642
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
Audit-Related Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as audit-related fees during the years ended December 31, 2023 and 2022.
Tax Fees – Consists of services related to corporate tax compliance, including preparation of corporate tax returns, review of the tax treatments for certain expenses, tax due diligence or other consulting fees.
All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2023 and 2022.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)List of Documents Filed as a Part of This Report.
(1)Index to Consolidated Financial Statements:
CNL Healthcare Properties, Inc.
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
(2)Index to Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023
(3)Index to Exhibits (refer below).
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

10.2.4
Fourth Amendment to Advisory Agreement by and among CNL Healthcare Properties, Inc., CHP Partners, LP, and CNL Healthcare Corp. dated effective as of June 8, 2023 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed June 6, 2023 and incorporated herein by reference).

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

Exhibit No.	Description
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

10.8
Amended and Restated Credit Agreement by and among CHP Partners, LP, as borrower, KeyBank National Association, as administrative agent and a lender, and certain other Lenders dated December 7, 2023 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 12, 2023 and incorporated herein by reference).

10.9
Amended and Restated Guaranty Agreement by CNL Healthcare Properties, Inc. and certain of its subsidiaries in favor of the Lenders referred to in the Credit Agreement (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed December 12, 2023 and incorporated herein by reference).

10.10
Revolving Note made by CHP Partners, LP in the principal amount of $48,958,332 in favor of KeyBank National Association dated December 7, 2023 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed December 12, 2023 and incorporated herein by reference).

10.11
Term Note made by CHP Partners, LP in the principal amount of $68,541,668 in favor of KeyBank National Association dated December 7, 2023 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed December 12, 2023 and incorporated herein by reference).

10.12	Schedule of Omitted Documents (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1
Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101
The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of March 2024.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 12, 2024
JAMES M. SENEFF, JR.

/s/ Michael P. Haggerty	Independent Director	March 12, 2024
MICHAEL P. HAGGERTY

/s/ J. Douglas Holladay	Independent Director	March 12, 2024
J. DOUGLAS HOLLADAY

/s/ J. Chandler Martin	Independent Director	March 12, 2024
J. CHANDLER MARTIN

Vice Chairman of the Board, Chief Executive Officer and President
/s/ Stephen H. Mauldin		March 12, 2024
STEPHEN H. MAULDIN	(Principal Executive Officer)

/s/ Ixchell C. Duarte	Chief Financial Officer, Senior Vice President and Treasurer	March 12, 2024
IXCHELL C. DUARTE	(Principal Financial Officer and Principal Accounting Officer)