Form 10-Q
period 2024-03-31
CNL Healthcare Properties, Inc.
filed 2024-05-09
CIK 1496454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
The number of shares of common stock of the registrant outstanding as of May 8, 2024 was 175,274,045.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Condensed Consolidated Financial Information
CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

ASSETS	March 31, 2024	December 31, 2023
Real estate investment properties, net (including one VIE $29,847 and $30,041, respectively)	$1,269,283	$1,279,137
Cash (including one VIE $545 and $1,345, respectively)	42,364	54,097
Restricted cash (including one VIE $0 and $8, respectively)	3,342	1,791
Other assets (including one VIE $2 and $17, respectively)	19,341	19,127
Deferred rent, lease incentives and intangibles, net	11,070	11,386
Total assets	$1,345,400	$1,365,538
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including one VIE $20,490 and $20,622, respectively)	$36,376	$36,569
Credit facilities, net	532,477	541,840
Accounts payable and accrued liabilities (including one VIE $556 and $1,411, respectively)	28,407	31,322
Other liabilities (including one VIE $200 and $216, respectively)	8,669	10,475
Due to related parties	1,413	1,292
Total liabilities	607,342	621,498
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 187,958 shares issued and 175,274 shares outstanding	1,739	1,739
Capital in excess of par value	1,516,806	1,516,806
Accumulated income	69,675	74,710
Accumulated distributions	(851,573)	(847,120)
Accumulated other comprehensive income (loss)	919	(2,572)
Total stockholders' equity	737,566	743,563
Noncontrolling interest	492	477
Total equity	738,058	744,040
Total liabilities and equity	$1,345,400	$1,365,538

The abbreviation VIEs above means variable interest entities.
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Rental income and related revenues	$6,800	$6,714
Resident fees and services	82,281	76,945
Total revenues	89,081	83,659
Operating expenses:
Property operating expenses	60,632	57,867
General and administrative expenses	2,216	2,244
Asset management fees	3,337	3,476
Property management fees	4,040	3,816
Depreciation and amortization	12,525	13,410
Total operating expenses	82,750	80,813
Operating income	6,331	2,846
Other income (expense):
Interest and other income	359	1,066
Interest expense and loan cost amortization	(11,595)	(9,654)
Total other expense	(11,236)	(8,588)
Loss before income taxes	(4,905)	(5,742)
Income tax expense	(115)	(111)
Net loss	(5,020)	(5,853)
Less: Amounts attributable to noncontrolling interests	15	(2)
Net loss attributable to common stockholders	$(5,035)	$(5,851)

Net loss per share of common stock (basic and diluted)	$(0.03)	$(0.03)
Weighted average number of shares of common stock outstanding (basic and diluted)	173,942	173,960
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(5,020)	$(5,853)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments, net	3,491	(328)
Total other comprehensive income (loss)	3,491	(328)
Comprehensive loss	(1,529)	(6,181)
Less: Comprehensive income (loss) attributable to noncontrolling interest	15	(2)
Comprehensive loss attributable to common stockholders	$(1,544)	$(6,179)
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)
(in thousands, except per share data)

						Accumulated
	Common Stock		Capital in			Other	Total	Non-
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2023	173,942	$1,739	$1,516,806	$74,710	$(847,120)	$(2,572)	$743,563	$477	$744,040
Net (loss) income	—	—	—	(5,035)	—	—	(5,035)	15	(5,020)
Other comprehensive income	—	—	—	—	—	3,491	3,491	—	3,491
Cash distributions declared ($0.0256 per share)	—	—	—	—	(4,453)	—	(4,453)	—	(4,453)
Balance at March 31, 2024	173,942	$1,739	$1,516,806	$69,675	$(851,573)	$919	$737,566	$492	$738,058

						Accumulated
	Common Stock		Capital in			Other	Total	Non-
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2022	173,960	$1,740	$1,516,926	$100,408	$(829,307)	$(16)	$789,751	$543	$790,294
Net loss	—	—	—	(5,851)	—	—	(5,851)	(2)	(5,853)
Other comprehensive loss	—	—	—	—	—	(328)	(328)	—	(328)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Cash distributions declared ($0.0256 per share)	—	—	—	—	(4,453)	—	(4,453)	—	(4,453)
Balance at March 31, 2023	173,960	$1,740	$1,516,926	$94,557	$(833,760)	$(344)	$779,119	$500	$779,619

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net cash flows provided by operating activities	$7,148	$5,328
Investing activities:
Capital expenditures	(2,652)	(2,028)
Proceeds from maturity of short-term securities	—	2,500
Net cash (used in) provided by investing activities	(2,652)	472
Financing activities:
Distributions to stockholders	(4,453)	(4,453)
Repayments on credit facilities	(10,000)	—
Purchase of interest rate cap	—	(3,128)
Principal payments on mortgages and other notes payable	(218)	(24,552)
Distributions to noncontrolling interests	—	(41)
Other financing activities	(7)	(22)
Net cash flows used in financing activities	(14,678)	(32,196)
Net decrease in cash and restricted cash	(10,182)	(26,396)
Cash and restricted cash at beginning of period	55,888	73,574
Cash and restricted cash at end of period	$45,706	$47,178
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)
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
In 2017, the Company began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders. As part of executing under possible strategic alternatives, the Company’s board of directors committed to a plan to sell 70 properties, consisting of medical office buildings, post-acute care facilities, acute care hospitals and several skilled nursing facilities across the U.S. The Company completed the sale of the last of the 70 properties in 2022.
As of March 31, 2024, the Company’s seniors housing portfolio was geographically diversified with properties in 26 states and consisted of interests in 70 properties, including 69 seniors housing communities and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024. Amounts as of December 31, 2023 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The accompanying unaudited condensed consolidated financial statements include the Company’s accounts, the accounts of wholly owned subsidiaries or subsidiaries for which the Company has a controlling interest, the accounts of one variable interest entity (“VIE”) in which the Company is the primary beneficiary, and the accounts of other subsidiaries over which the Company has a controlling financial interest. All material intercompany accounts and transactions have been eliminated in consolidation.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)
2.Summary of Significant Accounting Policies (continued)
Grant Income — In response to the coronavirus pandemic, the federal government and some states provided funds to providers of seniors housing communities under the CARES Act. These funds were deemed federal/state governmental grants and provided that the recipients attested to and complied with certain terms and conditions. Grant income is recognized upon receipt of the funds and when all the conditions of the grant have been met. During the three months ended March 31, 2023, the Company recorded approximately $0.6 million as other income in the accompanying condensed consolidated statements of operations as all conditions of the grant had been met. The Company did not receive or recognize provider relief funds under the CARES Act during the three months ended March 31, 2024.
Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the analysis of real estate impairments (when such impairments exist), the valuation of contingent assets and liabilities, and the valuation of restricted common stock (“Restricted Stock”) shares issued to the Advisor through March 2017 pursuant to the Advisor expense support agreement (the “Expense Support Agreement”). Accordingly, actual results could differ from those estimates.
Variable Interest Entities — As of March 31, 2024 and December 31, 2023, the Company had net assets in one subsidiary classified as a VIE. This subsidiary is a joint venture in which the Company’s equity interest consists of non-substantive protective voting rights. As of March 31, 2024, the Company determined it is the primary beneficiary and held a controlling financial interest in the subsidiary due to its power to direct the activities that most significantly impact the economic performance of this entity, as well as its obligation to absorb the losses and its right to receive benefits from this entity that could potentially be significant to this entity. As such, the transactions and accounts of this VIE are included in the accompanying condensed consolidated financial statements. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its net investment in this entity which totaled approximately $8.7 million as of March 31, 2024. The Company’s exposure is limited because of the non-recourse nature of the borrowings of this VIE.
Recent Accounting Pronouncements — In November 2023, the FASB issued ASU 2023-07, “Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280)”, which requires incremental disclosures related to a public entity’s reportable segments. This ASU is effective for annual periods periods beginning after December 15, 2024, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact adopting ASU 2023-07 will have on the Company's consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes as well as additional information about reconciling items if certain quantitative thresholds are met. This ASU will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has determined it will adopt this ASU on January 1, 2025, the adoption of which is not expected to have a material impact on the Company’s consolidated results of operations or cash flows.
3.Revenue
The following table presents disaggregated revenue related to the Company’s resident fees and services during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2024	2023	2024	2023	2024	2023
Independent living	2,222	2,222	$21.3	$19.6	25.9%	25.5%
Assisted living	3,039	3,039	40.8	38.4	49.6	49.9
Memory care	932	932	16.1	15.2	19.6	19.8
Other revenues	—	—	4.1	3.7	4.9	4.8
	6,193	6,193	$82.3	$76.9	100.0%	100.0%

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)
4.Real Estate Assets, net
The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024	December 31, 2023
Land and land improvements	$137,612	$137,393
Building and building improvements	1,504,381	1,502,579
Furniture, fixtures and equipment	113,667	113,034
Less: accumulated depreciation	(486,377)	(473,869)
Real estate investment properties, net	$1,269,283	$1,279,137
Depreciation expense on the Company’s real estate investment properties, net was approximately $12.5 million and $12.6 million for the three months ended March 31, 2024 and 2023, respectively.
5.Indebtedness
During the three months ended March 31, 2024, the Company paid approximately $0.2 million in scheduled principal payments on its mortgages and other notes payable. In March 2024, the Company used cash on hand to pay down approximately $10.0 million of amounts outstanding under the Company’s revolving credit facility (the “2023 Revolving Credit Facility”).
The following is a schedule of future principal payments for the Company’s total indebtedness for the remainder of 2024, each of the next four years and thereafter, in the aggregate, as of March 31, 2024 (in thousands):

2024	$20,750
2025	308
2026	553,542
2027	—
2028	—
Thereafter	—
$574,600
The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$36.6	$36.4	$36.8	$36.6
Credit facilities, net (1)	$538.0	$532.5	$548.0	$541.8
______________________________
FOOTNOTE:
(1)The carrying value of credit facilities, net includes unamortized debt issuance costs of approximately $5.5 million and $6.2 million as of March 31, 2024 and December 31, 2023, respectively.
These fair market values are based on current rates and spreads the Company would expect to obtain for similar borrowings. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable and credit facilities is categorized as Level 3 on the three-level valuation hierarchy.
Generally, the loan agreements for the Company’s mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary events of default and remedies for the lenders. As of March 31, 2024, the Company was in compliance with all financial covenants related to its mortgage loans.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)
5.Indebtedness (continued)
The Company’s senior unsecured term loan and the 2023 Revolving Credit Facility (collectively the “Credit Facilities”) contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 70% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of March 31, 2024, the Company was in compliance with all financial covenants related to its Credit Facilities.
6.Related Party Arrangements
The Company paid approximately $0.03 million during each of the three months ended March 31, 2024 and 2023, of cash distributions on Restricted Stock. These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The termination of the Expense Support Agreement in June 2023 does not impact the previously issued Restricted Stock.
The expenses and fees incurred by and reimbursable to the Company’s related parties for the three months ended March 31, 2024 and 2023, and related amounts unpaid as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	Three Months Ended
	March 31,		Unpaid amounts as of (1)
	2024	2023	March 31, 2024	December 31, 2023
Reimbursable expenses:
Operating expenses (2)	$785	$722	$301	$180
	785	722	301	180

Asset management fees	3,337	3,476	1,112	1,112
	$4,122	$4,198	$1,413	$1,292
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)
7.Derivative Financial Instruments
The following summarizes the terms of the Company's interest rate caps and swaps and the corresponding asset (liability) as of March 31, 2024 and December 31, 2023 (in thousands):

Notional Amount(1)	Strike	Credit Spread (2)	Trade	Forward	Maturity Date	Fair Value Asset (Liability) as of
						March 31, 2024	December 31, 2023
Caps
$8,000	3.50%	2.60%	6/29/2023	7/3/2023	1/1/2024	$—	$—
$8,000	3.50%	2.60%	12/20/2023	1/2/2024	7/1/2024	$36	$63
Swaps
$267,000	4.40%	2.35%	12/7/2023	12/1/2023	12/1/2025	$832	$(1,678)
$80,000	4.54%	2.35%	12/8/2023	12/1/2023	12/1/2025	$70	$(706)
$20,000	4.54%	2.35%	12/8/2023	12/1/2023	12/1/2025	$17	$(177)
______________
FOOTNOTES:
(1)Amounts related to the interest rate caps and swaps held by the Company are recorded at fair value and included in other assets or other liabilities in the accompanying condensed consolidated balance sheets.
(2)The all-in rates are equal to the sum of the Strike and Credit Spread.
Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative financial positions and has determined that such impact is not significant to the overall valuation of its derivative financial instruments. As a result, the Company determined that its derivative financial instruments valuation in its entirety is classified in Level 2 of the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments which could, in turn, impact the Company’s results of operations.
8.Commitments and Contingencies
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
The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares that were issued pursuant to the Expense Support Agreement. The Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of March 31, 2024. Refer to Note 6. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Concerning Forward-Looking Statements
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continues,” “may,” “will,” “seeks,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.
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
For further information regarding risks and uncertainties associated with the Company’s business and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s reports filed from time to time with the SEC, including, but not limited to, the Company’s annual report on Form 10-K for the year ended December 31, 2023, a copy of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com.
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
Introduction
The following discussion is based on the condensed consolidated financial statements as of March 31, 2024 (unaudited) and December 31, 2023. Amounts as of December 31, 2023 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

As of March 31, 2024, our seniors housing investment portfolio consisted of interests in 70 properties, consisting of a geographically diversified portfolio of 69 seniors housing communities and one vacant land parcel in 26 states. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities.
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
In connection with our consideration of the Possible Strategic Alternatives, our board of directors suspended both our Reinvestment Plan and our Redemption Plan effective July 11, 2018. In addition, as part of executing on Possible Strategic Alternatives, our board of directors committed to a plan to sell 70 properties, consisting of medical office buildings, post-acute care facilities, acute care hospitals and several skilled nursing facilities across the U.S. The Company completed the sale of the last of the 70 properties in 2022.
Our Special Committee continues to work with our financial advisor to carefully study market data. Economic and transactional environments were not conducive for dispositions or any type of large-scale deals in 2023 due to a volatile credit and debt capital markets, along with 11 interest rate increases by the Federal Reserve between March 2022 and July 2023, with uncertainty on the timing and depth of potential future interest rate cuts. We remain fully committed to our readiness, active study and pursuit of additional Possible Strategic Alternatives to provide incremental liquidity to our stockholders when constructive market conditions return.
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
Portfolio Overview
As of March 31, 2024, our healthcare investment portfolio consisted of interests in 70 properties, comprising 69 seniors housing communities and one vacant land parcel.
We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of May 8, 2024:

The following table summarizes our seniors housing investment portfolio by investment structure as of May 8, 2024:

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
Significant Tenants and Operators
Our real estate portfolio of 69 seniors housing properties is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 10% or more of our rentable space as of May 8, 2024, excluding the vacant land parcel:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	77.5%	2025
Wellmore, LLC	2	366	22.5	2031-2032
	15	1,627	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	30.8%	2024-2025
Prestige Senior Living, LLC	13	895	14.2	2026
Morningstar Senior Management, LLC	4	834	13.2	2024
Other operators (1)	30	2,645	41.8	2024-2029
	54	6,322	100.0%
_____________________________
FOOTNOTE:
(1)Comprised of various operators each of which comprise less than 10% of our consolidated rentable square footage.
Operator Expirations
As of May 8, 2024, we had 54 seniors housing properties managed by third-party operators. All of our management agreements have been in place for multiple years and some include annual auto-renewal clauses which are effective unless a notice of termination is provided by either party. We work with our operators in advance of management agreement expirations or renewal period options in order for us to maintain a balanced operator rollover schedule, which provides us flexibility to execute on possible strategic alternatives, minimize potential early termination fees and align with the broader industry. The management agreements of 23 of our managed seniors housing properties were scheduled to expire within one year or less as of March 31, 2024, all of which are expected to be renewed.
Tenant Lease Expirations
As of March 31, 2024, we owned 15 seniors housing properties that were leased to third party tenants under triple-net operating leases. During the three months ended March 31, 2024, our rental income represented approximately 7.6% of our total revenues.
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
The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2024, each of the next nine years and thereafter on our consolidated seniors housing portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of properties and percentages):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2024	—	—	$—	—%
2025	13	1,261	18,781	68.5
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
2031	1	137	3,710	13.5
2032	1	229	4,937	18.0
2033	—	—	—	—
Thereafter	—	—	—	—
Total	15	1,627	$27,428	100.0%

Weighted Average Remaining Lease Term: (3)			3.4 years
_______________________________
FOOTNOTES:
(1)Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)Represents the current base rent, excluding the impact of future rent increases included in leases, multiplied by 12 and included in the year of expiration.
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
Weighted average occupancy was higher during the quarter ended March 31, 2024 as compared to the quarter ended March 31, 2023. Rate increases at our properties as part of ongoing resident lease renewals and improved occupancy, resulted in an increase in revenues during the three months ended March 31, 2024. We expect that increases in occupancy and resident rate increases will continue and will increase revenue streams during 2024 and will contribute to improved NOI margins during 2024.
As of March 31, 2024, we had approximately $104.4 million of liquidity (consisting of $42.4 million cash on hand and $62.0 million in undrawn availability under the 2023 Revolving Credit Facility). We remain focused on maintaining liquidity and financial flexibility and continue to focus on improving occupancy and implementing market rate increases while we continue to navigate through elevated labor costs and an elevated interest rate environment. The rate of revenue growth, elevated labor costs, volatility in the credit markets and the current interest rate environment have and may continue to impact our sources and uses of capital, financial condition, results of operations and cash flows.

We have pledged certain of our properties in connection with our borrowings and may continue to strategically leverage our real estate and use debt financing to provide additional funds for the payment of distributions to stockholders, working capital and for other corporate purposes. Our ability to increase our borrowings could be adversely affected by credit market conditions and the current interest rate environment, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate. We may also be negatively impacted by elevated interest rate levels on our unhedged variable rate debt or the timing of when we seek to refinance existing debt. As part of our variable debt hedging strategy, we have purchased interest rate caps and swaps for interest rate protection. We continue to monitor the credit markets and continue to evaluate the need and the timing for additional interest rate protection in the form of interest rate caps or swaps on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.
Sources of Liquidity and Capital Resources
Borrowings
There were no borrowings during the three months ended March 31, 2024 and 2023. We may borrow money to fund enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities to the extent impacted by elevated labor costs, and an elevated interest rate environment.
Maturity of Short-Term Securities
As of December 31, 2022, we had invested approximately $24.2 million of available cash in held-to-maturity securities to enhance the yield earned on cash on hand. During the three months ended March 31, 2023, we received approximately $2.5 million from the maturity of short-term securities. All of our investments matured as of December 31, 2023 and we no longer have investments in short-term securities.
Net Cash Provided by Operating Activities – Continuing Operations
Cash flows from operating activities for the three months ended March 31, 2024 and 2023 were approximately $7.1 million and $5.3 million, respectively. The change in cash flows from operating activities for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily the result of the following:
•an increase in property NOI, related to our seniors housing properties due to higher average occupancy and rate increases subsequent to March 31, 2023;
•favorable changes in operating assets and liabilities across periods; partially offset by
•higher interest expense due to an increase in our weighted average interest costs from the refinancing of our Credit Facilities in December 2023.
Uses of Liquidity and Capital Resources
Capital Expenditures
We paid approximately $2.7 million and $2.0 million in capital expenditures during the three months ended March 31, 2024 and 2023, respectively. We continue to invest in capital improvements to maintain and improve our properties.
Purchase of Interest Rate Cap
We did not purchase any interest rate caps during the three months ended March 31, 2024. During the three months ended March 31, 2023, we paid approximately $3.1 million to purchase a short-term interest rate cap with a notional value of $420.0 million and a strike price of 3.5%, to hedge the majority of our variable rate interest exposure relating to our Credit Facilities. The interest rate cap matured in August 2023. During the three months ended March 31, 2023, we received $0.6 million from the interest rate cap counterparty.
Debt Repayments
During the three months ended March 31, 2024, we paid approximately $0.2 million in scheduled principal payments on our mortgages and other notes payable. In March 2024, we used cash on hand to pay down approximately $10.0 million of amounts outstanding under our 2023 Revolving Credit Facility. During the three months ended March 31, 2023, we paid approximately $24.6 million of repayments on our mortgages and other notes payable, which included the repayment of a mortgage loan of approximately $22.8 million collateralized by one property in advance of its scheduled maturity of June 2023, the repayment of $1.4 million of unscheduled principal payments relating to a mortgage loan collateralized by five properties and $0.4 million of scheduled principal payments.

The following is a schedule of future principal payments for our total indebtedness for the remainder of 2024, each of the next four years and thereafter, in the aggregate, as of March 31, 2024 (in thousands):

2024	$20,750
2025	308
2026	553,542
2027	—
2028	—
Thereafter	—
$574,600
As of March 31, 2024, we had approximately $104.4 million of liquidity (consisting of $42.4 million cash on hand and $62.0 million available under the 2023 Revolving Credit Facility) and were well positioned to manage our near-term debt maturities. As of March 31, 2024, we had $20.8 million of scheduled payments coming due during the rest of 2024, which includes a mortgage loan of approximately $20.5 million, collateralized by one property, scheduled to mature in November 2024. We have begun conversations with our lender regarding refinancing options for the loan prior to its maturity date of November 2024.
On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.
The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our Credit Facilities agreement) on an annual basis. As of March 31, 2024 and December 31, 2023, we had aggregate debt leverage ratios of approximately 30.6% and 31.0%, respectively, of the aggregate carrying value of our assets.
Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary performance criteria and remedies for the lenders. As of March 31, 2024, we were in compliance with all financial covenants related to our mortgage loans.
The Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the 2023 Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 70% of adjusted FFO (as defined per the Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of March 31, 2024, the Company was in compliance with all financial covenants related to its Credit Facilities.
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

The following table presents total cash distributions declared and cash distributions per share on a quarterly basis for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2024 Quarters
First	$0.02560	$4,453	$7,148
Total	$0.02560	$4,453	$7,148

2023 Quarters
First	$0.02560	$4,453	$5,328
Total	$0.02560	$4,453	$5,328
_______________________________
FOOTNOTES:
(1)For the three months ended March 31, 2024 and 2023, our net loss attributable to common stockholders was approximately $5.0 million and $5.9 million, respectively, while total cash distributions declared were approximately $4.5 million and $4.5 million, respectively. For the three months ended March 31, 2024 and 2023, approximately 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.
(2)Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
Results of Operations
Except for the impact of an elevated interest rate environment, we are not aware of other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the operation of properties, other than those referred to in the risk factors identified in “Part II, Item 1A” of this report and the “Risk Factors” section of our Annual Report.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.
Three months ended March 31, 2024 as compared to the three months ended March 31, 2023
As of March 31, 2024 and 2023, excluding our vacant land, we owned 69 consolidated operating investment properties, respectively.

	Investment count as of March 31,
Consolidated operating investment types:	2024	2023
Seniors housing leased	15	15
Seniors housing managed	54	54
	69	69
Rental Income and Related Revenues. Rental income and related revenues were approximately $6.8 million for the three months ended March 31, 2024, as compared to approximately $6.7 million for the three months ended March 31, 2023.
Resident Fees and Services. Resident fees and services income was approximately $82.3 million for the three months ended March 31, 2024, as compared to approximately $76.9 million for the three months ended March 31, 2023. The increase in revenue during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to an increase in average occupancy and increases in rates charged to our residents.

Property Operating Expenses. Property operating expenses were approximately $60.6 million for the three months ended March 31, 2024, as compared to approximately $57.9 million for the three months ended March 31, 2023. Property operating expenses increased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to an increase in average occupancy and elevated labor costs.
General and Administrative Expenses. General and administrative expenses were approximately $2.2 million for each of the three months ended March 31, 2024 and 2023. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, sales taxes, accounting and legal fees, and board of director fees.
Asset Management Fees. We incurred asset management fees of approximately $3.3 million for the three months ended March 31, 2024, as compared to approximately $3.5 million for the three months ended March 31, 2023.
Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $4.0 million for the three months ended March 31, 2024, as compared to approximately $3.8 million for the three months ended March 31, 2023. The property management fees are based on a percentage of revenues under the property management agreement and the increase across periods is reflective of the increase in average occupancy and resident fees and service revenue over the same period as described above.
Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.5 million for the three months ended March 31, 2024, as compared to approximately $13.4 million for the three months ended March 31, 2023. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The decrease was primarily due to in-place lease intangibles from the January 1, 2022 consolidation of the Windsor Manor assets becoming fully amortized subsequent to March 31, 2023.
Interest and Other Income. Interest and other income was approximately $0.4 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. Interest and other income included approximately $0.6 million in federal/state governmental grants recognized during the three months ended March 31, 2023. In response to the coronavirus pandemic, the federal government and some states provided funds to providers of seniors housing communities. We recorded these grant funds as other income in the accompanying condensed consolidated statements of operations as all conditions of the grant had been met. We did not receive or recognize grant funds during the three months ended March 31, 2024.
Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $11.6 million for the three months ended March 31, 2024, as compared to approximately $9.7 million for the three months ended March 31, 2023. The increase in interest expense and loan cost amortization was primarily due to an increase in our weighted average interest costs from the refinancing of our Credit Facilities in December 2023 and an increase in the amortization of debt issuance cost incurred as part of the refinancing. During the three months ended March 31, 2024 and 2023, we were able to partially mitigate the full impact from the rise in interest rates due to the interest rate protection in place as part of our overall variable debt hedging strategy.
Net Operating Income
We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI. We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties. We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We aggregate NOI on a “same store” basis for comparable properties that we have owned during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the three months ended March 31, 2024 and 2023 (in thousands) and the amount invested in properties as of March 31, 2024 and 2023 (in millions):

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
Net loss	$(5,020)	$(5,853)
Adjusted to exclude:
General and administrative expenses	2,216	2,244
Asset management fees	3,337	3,476
Depreciation and amortization	12,525	13,410
Other expense (income)	11,236	8,588
Income tax expense	115	111
Same Store NOI	$24,409	$21,976	$2,433	11.1%
Invested in operating properties, end of period (in millions)	$1,739	$1,739
Overall, our NOI for the three months ended March 31, 2024 increased by approximately $2.4 million, as compared to the three months ended March 31, 2023. NOI increased primarily due to an increase in average occupancy and increases in rates charged to our residents, partially offset by higher operating expenses.
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
The following table presents a reconciliation of net income to FFO and MFFO for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Net loss attributable to common stockholders	$(5,035)	$(5,851)
Adjustments:
Depreciation and amortization	12,525	13,410
FFO adjustments attributable to noncontrolling interests	(12)	(12)
FFO attributable to common stockholders	7,478	7,547
Straight-line rent adjustments(1)	361	467
Amortization of premium for debt investments	—	(17)
Realized loss on extinguishment of debt(2)	—	11
MFFO adjustments attributable to noncontrolling interests	—	(1)
MFFO attributable to common stockholders	$7,839	$8,007
Weighted average number of shares of common stock outstanding (basic and diluted)	173,942	173,960
Net loss per share (basic and diluted)	$(0.03)	$(0.03)
FFO per share (basic and diluted)	$0.04	$0.04
MFFO per share (basic and diluted)	$0.05	$0.05
______________________________
FOOTNOTES:
(1)Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income or expense recognition that is significantly different than underlying contract terms. By adjusting for these items (from a GAAP accrual basis in order to reflect such payments on a cash basis of amounts expected to be received for such lease and rental payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(2)Management believes that adjusting for the realized loss on the extinguishment of debt, hedges or other derivatives is appropriate because the adjustments are not reflective of our ongoing operating performance and, as a result, the adjustments better align results with management’s analysis of operating performance.
Related Party Transactions
See Item 1. “Condensed Consolidated Financial Information” and our Annual Report on Form 10-K for the year ended December 31, 2023 for a summary of our related party transactions.
Critical Accounting Policies and Estimates
See Item 1. “Condensed Consolidated Financial Information” and our Annual Report on Form 10-K for the year ended December 31, 2023 for a summary of our critical accounting policies and estimates.

Recent Accounting Pronouncements
See Item 1. “Condensed Consolidated Financial Information” for a summary of the impact of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
We may be exposed to interest rate changes primarily as a result of the long-term debt we used to acquire properties and other permitted investments, as well as impacts of volatile credit markets and an elevated interest rate environment. Our management objectives related to interest rate risk are to limit the impact of interest rate changes on earnings and on operating cash flows. To achieve our objectives, we borrow at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert from variable rates to fixed rates. With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.
The following is a schedule as of March 31, 2024 of our fixed and variable rate debt maturities for the remainder of 2024, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value(1)
Fixed rate debt	$20,525	$—	$—	$—	$—	$—	$20,525	$20,525
Weighted average interest rate on fixed rate debt	3.25%	—%	—%	—%	—%	—%	3.25%
Variable rate debt	$225	$308	$553,542	$—	$—	$—	$554,075	$554,064
Average interest rate on variable rate debt(2)	2.36% +Term SOFR	2.36% +Term SOFR	2.36% +Term SOFR	—	—	—	2.36% +Term SOFR
____________
FOOTNOTES:
(1)The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2024. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.
(2)Term SOFR is defined in the respective debt agreement.
Management estimates that a hypothetical one-percentage point increase in variable rates compared to variable rates as of March 31, 2024, disregarding the impact of our interest rate protection in place, would increase interest expense by approximately $5.5 million on an annualized basis based on variable rate debt outstanding as of March 31, 2024. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in SOFR does not factor in a potential change in variable rate debt levels or interest rate protection provided by interest rate caps and swaps.
As of March 31, 2024, the Company’s debt is comprised of approximately 3.6% in fixed rate debt, approximately 65.3% in variable rate debt with current interest rate protection and approximately 31.1% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our Credit Facilities. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on our unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.
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
Item 1A. Risk Factors
There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities – None
Issuer Purchases of Equity Securities – None
Secondary Sales of Registered Shares between Investors
During the three months ended March 31, 2024 and 2023, there were approximately 310,000 shares and 332,000 shares transferred between investors, respectively, at an average sales price per share of approximately $4.07 and $5.37, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.
Item 3. Defaults Upon Senior Securities – None
Item 4. Mine Safety Disclosure – Not Applicable
Item 5. Other Information – None
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX
Exhibits
The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101
The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of May 2024.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)