Form 10-Q
period 2024-09-30
CNL Healthcare Properties, Inc.
filed 2024-11-08
CIK 1496454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
The number of shares of common stock of the registrant outstanding as of November 7, 2024 was 175,274,045.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Condensed Consolidated Financial Information
CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

ASSETS	September 30, 2024	December 31, 2023
Real estate investment properties, net (including one VIE $29,986 and $30,041, respectively)	$1,252,461	$1,279,137
Cash (including one VIE $1,819 and $1,515, respectively)	50,516	54,097
Restricted cash (including one VIE $459 and $8, respectively)	3,045	1,791
Other assets (including one VIE $142 and $246, respectively)	18,918	19,127
Deferred rent, lease incentives and intangibles, net	10,366	11,386
Total assets	$1,335,306	$1,365,538
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including one VIE $20,219 and $20,622, respectively)	$36,017	$36,569
Credit facilities, net	533,752	541,840
Accounts payable and accrued liabilities (including one VIE $1,439 and $1,411, respectively)	32,073	31,322
Other liabilities (including one VIE $318 and $216, respectively)	12,695	10,475
Due to related parties	177	1,292
Total liabilities	614,714	621,498
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 187,958 shares issued and 175,274 shares outstanding	1,739	1,739
Capital in excess of par value	1,516,806	1,516,806
Accumulated income	65,199	74,710
Accumulated distributions	(860,479)	(847,120)
Accumulated other comprehensive loss	(3,193)	(2,572)
Total stockholders' equity	720,072	743,563
Noncontrolling interest	520	477
Total equity	720,592	744,040
Total liabilities and equity	$1,335,306	$1,365,538

The abbreviation VIEs above means variable interest entities.
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Rental income and related revenues	$6,920	$6,730	$20,539	$20,166
Resident fees and services	85,877	79,483	252,223	234,892
Total revenues	92,797	86,213	272,762	255,058
Operating expenses:
Property operating expenses	62,582	59,395	181,772	175,687
General and administrative expenses	1,841	2,015	6,251	6,569
Asset management fees	3,337	3,476	10,011	10,427
Property management fees	4,277	3,881	12,429	11,543
Financing coordination fees	—	—	—	163
Depreciation and amortization	12,619	12,471	37,785	38,741
Total operating expenses	84,656	81,238	248,248	243,130
Operating income	8,141	4,975	24,514	11,928
Other income (expense):
Interest and other income	356	506	945	2,510
Interest expense and loan cost amortization	(11,527)	(10,762)	(34,564)	(30,680)
Total other expense	(11,171)	(10,256)	(33,619)	(28,170)
Loss before income taxes	(3,030)	(5,281)	(9,105)	(16,242)
Income tax expense	(125)	(118)	(363)	(321)
Net loss	(3,155)	(5,399)	(9,468)	(16,563)
Less: Amounts attributable to noncontrolling interests	19	15	43	17
Net loss attributable to common stockholders	$(3,174)	$(5,414)	$(9,511)	$(16,580)

Net loss per share of common stock (basic and diluted)	$(0.02)	$(0.03)	$(0.05)	$(0.10)
Weighted average number of shares of common stock outstanding (basic and diluted)	173,942	173,960	173,942	173,960
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(3,155)	$(5,399)	$(9,468)	$(16,563)
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative financial instruments, net	(4,561)	56	(621)	7
Total other comprehensive (loss) income	(4,561)	56	(621)	7
Comprehensive loss	(7,716)	(5,343)	(10,089)	(16,556)
Less: Comprehensive income attributable to noncontrolling interest	19	15	43	17
Comprehensive loss attributable to common stockholders	$(7,735)	$(5,358)	$(10,132)	$(16,573)
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)
(in thousands, except per share data)

						Accumulated
	Common Stock		Capital in			Other	Total	Non-
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2024	173,942	$1,739	$1,516,806	$68,373	$(856,026)	$1,368	$732,260	$501	$732,761
Net (loss) income	—	—	—	(3,174)	—	—	(3,174)	19	(3,155)
Other comprehensive loss	—	—	—	—	—	(4,561)	(4,561)	—	(4,561)
Cash distributions declared ($0.0256 per share)	—	—	—	—	(4,453)	—	(4,453)	—	(4,453)
Balance at September 30, 2024	173,942	$1,739	$1,516,806	$65,199	$(860,479)	$(3,193)	$720,072	$520	$720,592

						Accumulated
	Common Stock		Capital in			Other	Total	Non-
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2023	173,942	$1,739	$1,516,806	$74,710	$(847,120)	$(2,572)	$743,563	$477	$744,040
Net (loss) income	—	—	—	(9,511)	—	—	(9,511)	43	(9,468)
Other comprehensive loss	—	—	—	—	—	(621)	(621)	—	(621)
Cash distributions declared ($0.0768 per share)	—	—	—	—	(13,359)	—	(13,359)	—	(13,359)
Balance at September 30, 2024	173,942	$1,739	$1,516,806	$65,199	$(860,479)	$(3,193)	$720,072	$520	$720,592

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net cash flows provided by operating activities	$30,965	$24,616
Investing activities:
Capital expenditures	(9,165)	(10,463)
Purchase of held-to-maturity securities	—	(4,880)
Proceeds from maturity of short-term securities	—	15,000
Net cash flows used in investing activities	(9,165)	(343)
Financing activities:
Distributions to stockholders	(13,359)	(13,360)
Repayments on credit facilities	(10,000)	—
Purchase of interest rate cap	(100)	(3,211)
Principal payments on mortgages and other notes payable	(654)	(25,067)
Other financing activities	(14)	(512)
Net cash flows used in financing activities	(24,127)	(42,150)
Net decrease in cash and restricted cash	(2,327)	(17,877)
Cash and restricted cash at beginning of period	55,888	73,574
Cash and restricted cash at end of period	$53,561	$55,697
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)
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
As of September 30, 2024, the Company’s seniors housing portfolio was geographically diversified with properties in 26 states and consisted of interests in 70 properties, including 69 seniors housing communities and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the RIDEA structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the nine months ended September 30, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024. Amounts as of December 31, 2023 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)
2.Summary of Significant Accounting Policies (continued)
Grant Income — In response to the coronavirus pandemic, the federal government and some states provided funds to providers of seniors housing communities under the CARES Act. These funds were deemed federal/state governmental grants and provided that the recipients attested to and complied with certain terms and conditions. Grant income is recognized upon receipt of the funds and when all the conditions of the grant have been met. During the nine months ended September 30, 2023, the Company recorded approximately $1.0 million as other income in the accompanying condensed consolidated statements of operations as all conditions of the grant had been met. The Company did not receive or recognize provider relief funds under the CARES Act during the quarter and nine months ended September 30, 2024.
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
Variable Interest Entities — As of September 30, 2024 and December 31, 2023, the Company had net assets in one subsidiary classified as a VIE. This subsidiary is a joint venture in which the Company’s equity interest consists of non-substantive protective voting rights. As of September 30, 2024, the Company determined it is the primary beneficiary and held a controlling financial interest in the subsidiary due to its power to direct the activities that most significantly impact the economic performance of this entity, as well as its obligation to absorb the losses and its right to receive benefits from this entity that could potentially be significant to this entity. As such, the transactions and accounts of this VIE are included in the accompanying condensed consolidated financial statements. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to its net investment in this entity which totaled approximately $9.9 million as of September 30, 2024. The Company’s exposure is limited because of the non-recourse nature of the borrowings of this VIE.
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)
3.Revenue
The following table presents disaggregated revenue related to the Company’s resident fees and services during the quarter and nine months ended September 30, 2024 and 2023:

	Quarter Ended September 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2024	2023	2024	2023	2024	2023
Independent living	2,222	2,222	$22.0	$20.4	25.6%	25.7%
Assisted living	3,048	3,039	42.9	39.5	49.9	49.7
Memory care	923	932	16.8	15.5	19.6	19.5
Other revenues	—	—	4.2	4.1	4.9	5.1
	6,193	6,193	$85.9	$79.5	100.0%	100.0%

	Nine Months Ended September 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2024	2023	2024	2023	2024	2023
Independent living	2,222	2,222	$64.9	$60.0	25.7%	25.5%
Assisted living	3,048	3,039	125.3	117.1	49.7	49.9
Memory care	923	932	49.4	46.1	19.6	19.6
Other revenues	—	—	12.6	11.7	5.0	5.0
	6,193	6,193	$252.2	$234.9	100.0%	100.0%

4.Real Estate Assets, net
The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Land and land improvements	$138,002	$137,393
Building and building improvements	1,507,133	1,502,579
Furniture, fixtures and equipment	118,789	113,034
Less: accumulated depreciation	(511,463)	(473,869)
Real estate investment properties, net	$1,252,461	$1,279,137
Depreciation expense on the Company’s real estate investment properties, net was approximately $12.6 million and $37.7 million for the quarter and nine months ended September 30, 2024, respectively, and approximately $12.5 million and $37.6 million for the quarter and nine months ended September 30, 2023, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)

5.Indebtedness
During the nine months ended September 30, 2024, the Company paid approximately $0.7 million in scheduled principal payments on its mortgages and other notes payable. In March 2024, the Company used cash on hand to pay down approximately $10.0 million of amounts outstanding under the Company’s revolving credit facility (the “2023 Revolving Credit Facility”).
In June 2024, the Company entered into a short-term interest rate cap for approximately $0.1 million, with a notional value of $8.0 million, a strike price of 3.0%, and a maturity date of January 2025 to hedge a portion of its interest rate exposure relating to $16.0 million in variable rate secured indebtedness. The fair value of this cash flow hedge of approximately $0.03 million is included in other assets in the accompanying condensed consolidated balance sheets as of September 30, 2024.
The following is a schedule of future principal payments for the Company’s total indebtedness for the remainder of 2024, each of the next four years and thereafter, in the aggregate, as of September 30, 2024 (in thousands):

2024	$20,314
2025	308
2026	553,542
2027	—
2028	—
Thereafter	—
$574,164
The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$36.2	$36.0	$36.8	$36.6
Credit facilities, net (1)	$538.0	$533.8	$548.0	$541.8
______________________________
FOOTNOTE:
(1)The carrying value of credit facilities, net includes unamortized debt issuance costs of approximately $4.2 million and $6.2 million as of September 30, 2024 and December 31, 2023, respectively.
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
Generally, the loan agreements for the Company’s mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary events of default and remedies for the lenders. As of September 30, 2024, the Company was in compliance with all financial covenants related to its mortgage loans.
The Company’s senior unsecured term loan and the 2023 Revolving Credit Facility (collectively the “2023 Credit Facilities”) contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the 2023 Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 70% of adjusted FFO (as defined per the 2023 Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of September 30, 2024, the Company was in compliance with all financial covenants related to its 2023 Credit Facilities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)
6.Related Party Arrangements
The Company paid approximately $0.03 million and $0.10 million during each of the quarters and nine months ended September 30, 2024 and 2023, of cash distributions on Restricted Stock. These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The termination of the Expense Support Agreement in June 2023 does not impact the previously issued Restricted Stock.
The expenses and fees incurred by and reimbursable to the Company’s related parties for the quarter and nine months ended September 30, 2024 and 2023, and related amounts unpaid as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,		Unpaid amounts as of (1)
	2024	2023	2024	2023	September 30, 2024	December 31, 2023
Reimbursable expenses:
Operating expenses (2)	$619	$687	$2,082	$2,081	$177	$180
	619	687	2,082	2,081	177	180

Financing coordination fees (3)	—	—	—	163	—	—
Asset management fees	3,337	3,476	10,011	10,427	—	1,112
	$3,956	$4,163	$12,093	$12,671	$177	$1,292
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
(3)The Company did not incur any financing coordination fees during the quarter and nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company incurred financing coordination fees of approximately $0.2 million, related to the refinancing of the loan associated with five operating properties, all of which was expensed on the accompanying condensed consolidated statement of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)
7.Derivative Financial Instruments
The following summarizes the terms of the Company's interest rate caps and swaps and the corresponding asset (liability) as of September 30, 2024 and December 31, 2023 (in thousands):

Notional Amount(1)	Strike	Credit Spread(2)	Trade	Forward	Maturity Date	Fair Value Asset (Liability) as of
						September 30, 2024	December 31, 2023
Caps
$8,000	3.50%	2.60%	6/29/2023	7/3/2023	1/1/2024	$—	$—
$8,000	3.50%	2.60%	12/20/2023	1/2/2024	7/1/2024	$—	$63
$8,000	3.00%	2.60%	6/28/2024	7/1/2024	1/2/2025	$33	$—
Swaps
$267,000	4.40%	2.35%	12/7/2023	12/1/2023	12/1/2025	$(2,193)	$(1,678)
$80,000	4.54%	2.35%	12/8/2023	12/1/2023	12/1/2025	$(785)	$(706)
$20,000	4.54%	2.35%	12/8/2023	12/1/2023	12/1/2025	$(197)	$(177)
______________
FOOTNOTES:
(1)Amounts related to the interest rate caps and swaps held by the Company are recorded at fair value and included in other assets or other liabilities in the accompanying condensed consolidated balance sheets.
(2)The all-in rates are equal to the sum of the Strike and Credit Spread.
During the quarter and nine months ended September 30, 2024, the Company reclassified approximately $0.05 million and $0.1 million, respectively, from accumulated other comprehensive income (loss) into earnings related to the Company’s interest rate caps and during the quarter and nine months ended September 30, 2023, the Company reclassified approximately $1.0 million and $3.3 million, respectively. The net gain or loss reclassified into earnings from accumulated other comprehensive income (loss) is reported in interest expense and loan cost amortization in the condensed consolidated statements of operations. The amount that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings in the next 12 months related to interest rate caps is approximately $0.03 million. No amounts related to the Company’s interest rate swaps have been reclassified into earnings during the quarter and nine months ended September 30, 2024, and the Company does not expect any amounts related to interest rate swaps to be reclassified into earnings in the next 12 months. The Company did not have any interest rate swaps in place during the quarter and nine months ended September 30, 2023.

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
The Company’s Advisor has approximately 1.3 million contingently issuable Restricted Stock shares that were issued pursuant to the Expense Support Agreement. The Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of September 30, 2024. Refer to Note 6. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Concerning Forward-Looking Statements
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2024 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continues,” “may,” “will,” “seeks,” and “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated net asset value per share of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.
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
Introduction
The following discussion is based on the condensed consolidated financial statements as of September 30, 2024 (unaudited) and December 31, 2023. Amounts as of December 31, 2023 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of September 30, 2024, our seniors housing investment portfolio consisted of interests in 70 properties, consisting of a geographically diversified portfolio of 69 seniors housing communities and one vacant land parcel in 26 states. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities.
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
Our Special Committee continues to work with our financial advisor to carefully study market data. Economic and transactional environments were not conducive for dispositions or any type of large-scale deals in 2023 due to a volatile credit and debt capital markets, along with 11 interest rate increases by the Federal Reserve between March 2022 and July 2023. We remain fully committed to our readiness, active study and pursuit of additional Possible Strategic Alternatives to provide incremental liquidity to our stockholders when constructive market conditions return.
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
Portfolio Overview
As of September 30, 2024, our healthcare investment portfolio consisted of interests in 70 properties, comprising 69 seniors housing communities and one vacant land parcel.

We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of November 7, 2024:

The following table summarizes our seniors housing investment portfolio by investment structure as of November 7, 2024:

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
Significant Tenants and Operators
Our real estate portfolio of 69 seniors housing properties is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 10% or more of our rentable space as of November 7, 2024, excluding the vacant land parcel:

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
Operator Expirations
As of November 7, 2024, we had 54 seniors housing properties managed by third-party operators. All of our management agreements have been in place for multiple years, and some include annual auto-renewal clauses which are effective unless a notice of termination is provided by either party. We work with our operators in advance of management agreement expirations or renewal period options in order for us to maintain a balanced operator rollover schedule, which provides us flexibility to execute on possible strategic alternatives, minimize potential early termination fees and align with the broader industry. The management agreements of 31 of our managed seniors housing properties are scheduled to expire within one year or less as of September 30, 2024, all of which are expected to be renewed.
Tenant Lease Expirations
As of September 30, 2024, we owned 15 seniors housing properties that were leased to third party tenants under triple-net operating leases. During the nine months ended September 30, 2024, our rental income represented approximately 7.5% of our total revenues.
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
The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2024, each of the next nine years and thereafter on our consolidated seniors housing portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of properties and percentages):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2024	—	—	$—	—%
2025	13	1,261	18,781	67.8
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
2031	1	137	3,821	13.8
2032	1	229	5,085	18.4
2033	—	—	—	—
Thereafter	—	—	—	—
Total	15	1,627	$27,687	100.0%

Weighted Average Remaining Lease Term: (3)			3.0 years
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
Weighted average occupancy was higher during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Rate increases at our properties as part of ongoing resident lease renewals and improved occupancy, resulted in an increase in revenues during the nine months ended September 30, 2024. We expect that increases in occupancy and resident rate increases will continue and will increase revenue streams and NOI margins during the remainder of 2024.
As of September 30, 2024, we had approximately $112.5 million of liquidity (consisting of $50.5 million cash on hand and $62.0 million in undrawn availability under the 2023 Revolving Credit Facility). We remain focused on maintaining liquidity and financial flexibility and continue to focus on improving occupancy and implementing market rate increases while we continue to navigate through elevated labor costs and an elevated interest rate environment. The rate of revenue growth, elevated labor costs, volatility in the credit markets and the current interest rate environment have and may continue to impact our sources and uses of capital, financial condition, results of operations and cash flows.

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
There were no borrowings during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we refinanced a mortgage loan with the existing lender that consisted of $16.1 million of indebtedness secured by five properties that had a LIBOR based benchmark rate and was scheduled to mature in February 2024. In connection with the refinancing, we also amended certain terms and transitioned the benchmark rate for the mortgage loan from LIBOR to Term SOFR effective June 30, 2023, extended the maturity date from February 2024 to February 2026 and obtained two one-year extension options. We paid the Advisor a refinance fee of approximately $0.2 million related to this transaction. We may borrow money to fund enhancements to our portfolio, as well as to cover periodic shortfalls between distributions paid and cash flows from operating activities to the extent impacted by elevated labor costs, and an elevated interest rate environment.
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
Net Cash Provided by Operating Activities
Cash flows from operating activities for the nine months ended September 30, 2024 and 2023 were approximately $31.0 million and $24.6 million, respectively. The change in cash flows from operating activities for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily the result of the following:
•an increase in property NOI, related to our seniors housing properties due to higher average occupancy and rate increases subsequent to September 30, 2023; partially offset by
•higher interest expense due to an increase in our weighted average interest costs from the refinancing of our 2023 Credit Facilities in December 2023.
Uses of Liquidity and Capital Resources
Capital Expenditures
We paid approximately $9.2 million and $10.5 million in capital expenditures during the nine months ended September 30, 2024 and 2023, respectively. We continue to invest in capital improvements to maintain and improve our properties.
Acquisition of Non-Controlling Interest
There were no acquisitions during the nine months ended September 30, 2024 or September 30, 2023. As of December 31, 2023, we indirectly owned one property through a 95% controlling interest in the Watercrest at Katy Joint Venture, our only subsidiary classified as a VIE. Effective November 1, 2024, we acquired the remaining 5% interest in the subsidiary from our non-controlling interest venture partner for approximately $1.5 million and as a result, own a 100% controlling interest in the Watercrest at Katy Joint Venture.

Purchase of Interest Rate Cap
During the nine months ended September 30, 2023, we paid approximately $3.1 million to purchase a short-term interest rate cap with a notional value of $420.0 million, a strike price of 3.5%, and a maturity date in August 2023, to hedge the majority of our variable rate interest exposure relating to the Credit Facilities. In December 2023, we refinanced our Credit Facilities, entered into the 2023 Credit Facilities and in conjunction therewith, entered into an interest rate swap with respect to our 2023 Credit Facilities that matures in December 2025. In addition, in June 2024, we entered into a short-term interest rate cap to replace an interest rate cap that matured in July 2024 relating to $16 million of variable rate secured indebtedness. We paid approximately $0.1 million for the interest rate cap, with a notional value of $8.0 million, a strike price of 3.0% and a maturity date of January 2025, to hedge a portion of our variable interest rate exposure. We earned $2.6 million and $3.2 million, respectively from the interest swap and interest rate cap counterparties related to variable rate debt during the nine months ended September 30, 2024 and 2023. These amounts are included in interest expense and loan costs amortization in the accompanying condensed consolidated statements of operations.
Debt Repayments
During the nine months ended September 30, 2024, we paid approximately $0.7 million in scheduled principal payments on our mortgages and other notes payable. In March 2024, we used cash on hand to pay down approximately $10.0 million of amounts outstanding under our 2023 Revolving Credit Facility. During the nine months ended September 30, 2023, we paid approximately $25.1 million of repayments on our mortgages and other notes payable, which included the repayment of a mortgage loan of approximately $22.8 million collateralized by one property in advance of its scheduled maturity of June 2023, the repayment of $1.4 million of unscheduled principal payments relating to a mortgage loan collateralized by five properties and $0.7 million of scheduled principal payments.
The following is a schedule of future principal payments for our total indebtedness for the remainder of 2024, each of the next four years and thereafter, in the aggregate, as of September 30, 2024 (in thousands):

2024	$20,314
2025	308
2026	553,542
2027	—
2028	—
Thereafter	—
$574,164
As of September 30, 2024, we had approximately $112.5 million of liquidity (consisting of $50.5 million cash on hand and $62.0 million available under the 2023 Revolving Credit Facility) and were well positioned to manage our near-term debt maturities. As of September 30, 2024, we had $20.3 million of scheduled payments coming due during the remainder of 2024, which includes a mortgage loan of approximately $20.2 million, collateralized by one property, scheduled to mature in November 2024. We expect to borrow approximately $20.0 million under our 2023 Revolving Credit Facility to satisfy the obligation that will mature in mid-November 2024.
On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.
The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our 2023 Credit Facilities agreement) on an annual basis. As of September 30, 2024 and December 31, 2023, we had aggregate debt leverage ratios of approximately 30.3% and 31.0%, respectively, of the aggregate gross carrying value of our assets.
Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary performance criteria and remedies for the lenders. As of September 30, 2024, we were in compliance with all financial covenants related to our mortgage loans.

The 2023 Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the 2023 Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 70% of adjusted FFO (as defined per the 2023 Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of September 30, 2024, the Company was in compliance with all financial covenants related to its 2023 Credit Facilities.
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
The following table presents total cash distributions declared and cash distributions per share on a quarterly basis for the nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2024 Quarters
First	$0.02560	$4,453	$7,148
Second	0.02560	4,453	13,505
Third	0.02560	4,453	10,312
Total	$0.07680	$13,359	$30,965

2023 Quarters
First	$0.02560	$4,453	$5,328
Second	0.02560	4,453	11,415
Third	0.02560	4,454	7,873
Total	$0.07680	$13,360	$24,616
_______________________________
FOOTNOTES:
(1)For the nine months ended September 30, 2024 and 2023, our net loss attributable to common stockholders was approximately $9.5 million and $16.6 million, respectively, while total cash distributions declared were approximately $13.4 million and $13.4 million, respectively. For the nine months ended September 30, 2024 and 2023, approximately 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.
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
Quarter and nine months ended September 30, 2024 as compared to the quarter and nine months ended September 30, 2023
As of September 30, 2024 and 2023, excluding our vacant land, we owned 69 consolidated operating investment properties, respectively.

	Investment count as of September 30,
Consolidated operating investment types:	2024	2023
Seniors housing leased	15	15
Seniors housing managed	54	54
	69	69
Rental Income and Related Revenues. Rental income and related revenues were approximately $6.9 million and $20.5 million for the quarter and nine months ended September 30, 2024, respectively, as compared to approximately $6.7 million and $20.2 million for the quarter and nine months ended September 30, 2023, respectively.
Resident Fees and Services. Resident fees and services income was approximately $85.9 million and $252.2 million for the quarter and nine months ended September 30, 2024, respectively, as compared to approximately $79.5 million and $234.9 million for the quarter and nine months ended September 30, 2023, respectively. The increase in revenue during the quarter and nine months ended September 30, 2024, as compared to the quarter and nine months ended September 30, 2023, was primarily due to an increase in average occupancy and increases in rates charged to our residents.
Property Operating Expenses. Property operating expenses were approximately $62.6 million and $181.8 million for the quarter and nine months ended September 30, 2024, respectively, as compared to approximately $59.4 million and $175.7 million for the quarter and nine months ended September 30, 2023, respectively. Property operating expenses increased during the quarter and nine months ended September 30, 2024, as compared to the quarter and nine months ended September 30, 2023, primarily due to an increase in average occupancy.
General and Administrative Expenses. General and administrative expenses were approximately $1.8 million and $6.3 million for the quarter and nine months ended September 30, 2024, respectively, as compared to approximately $2.0 million and $6.6 million for the quarter and nine months ended September 30, 2023, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, sales taxes, accounting and legal fees, and board of director fees.
Asset Management Fees. We incurred asset management fees of approximately $3.3 million and $10.0 million for the quarter and nine months ended September 30, 2024 , respectively, as compared to approximately $3.5 million and $10.4 million for the quarter and nine months ended September 30, 2023, respectively.
Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $4.3 million and $12.4 million for the quarter and nine months ended September 30, 2024, respectively, as compared to approximately $3.9 million and $11.5 million for the quarter and nine months ended September 30, 2023, respectively. The property management fees are based on a percentage of revenues under the property management agreement and the increase across periods is reflective of the increase in average occupancy and resident fees and service revenue over the same period as described above.
Financing Coordination Fees. We did not incur any financing coordination fees for the quarter and nine months ended September 30, 2024. We incurred financing coordination fees of approximately $0.2 million for the nine months ended September 30, 2023 related to the refinancing of the loan associated with five operating properties.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.6 million and $37.8 million for the quarter and nine months ended September 30, 2024, respectively, as compared to approximately $12.5 million and $38.7 million for the quarter and nine months ended September 30, 2023, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The decrease during the nine months ended September 30, 2024 was primarily due to in-place lease intangibles from the January 1, 2022 consolidation of the Windsor Manor assets becoming fully amortized during the nine months ended September 30, 2023.
Interest and Other Income. Interest and other income was approximately $0.4 million and $0.9 million for the quarter and nine months ended September 30, 2024, respectively, as compared to approximately $0.5 million and $2.5 million for the quarter and nine months ended September 30, 2023, respectively. Interest and other income included approximately $0.1 million and $1.0 million in federal/state governmental grants recognized during the quarter and nine months ended September 30, 2023, respectively. In response to the coronavirus pandemic, the federal government and some states provided funds to providers of seniors housing communities. We recorded these grant funds as other income in the accompanying condensed consolidated statements of operations as all conditions of the grant had been met. We did not receive or recognize grant funds during the quarter and nine months ended September 30, 2024.
Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $11.5 million and $34.6 million for the quarter and nine months ended September 30, 2024, respectively, as compared to approximately $10.8 million and $30.7 million for the quarter and nine months ended September 30, 2023, respectively. The increase in interest expense and loan cost amortization was primarily due to an increase in our weighted average interest costs from the refinancing of our 2023 Credit Facilities in December 2023 and an increase in the amortization of debt issuance cost incurred as part of the refinancing. During the quarter and nine months ended September 30, 2024 and 2023, we were able to partially mitigate the full impact from the rise in interest rates due to the interest rate protection in place as part of our overall variable debt hedging strategy.
Net Operating Income
We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI. We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties. We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We aggregate NOI on a “same store” basis for comparable properties that we have owned during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the quarter and nine months ended September 30, 2024 and 2023 (in thousands) and the amount invested in properties as of September 30, 2024 and 2023 (in millions):

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Net loss	$(3,155)	$(5,399)			$(9,468)	$(16,563)
Adjusted to exclude:
General and administrative expenses	1,841	2,015			6,251	6,569
Asset management fees	3,337	3,476			10,011	10,427
Financing coordination fees	—	—			—	163
Depreciation and amortization	12,619	12,471			37,785	38,741
Other expense	11,171	10,256			33,619	28,170
Income tax expense	125	118			363	321
Same Store NOI	$25,938	$22,937	$3,001	13.1%	$78,561	$67,828	$10,733	15.8%
Invested in operating properties, end of period (in millions)	$1,739	$1,739			$1,739	$1,739

Overall, our NOI for the quarter and nine months ended September 30, 2024 increased by approximately $3.0 million and $10.7 million, respectively, as compared to the quarter and nine months ended September 30, 2023. NOI increased primarily due to an increase in average occupancy and increases in rates charged to our residents during the quarter and nine months ended September 30, 2024, partially offset by higher operating expenses.
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

The following table presents a reconciliation of net income to FFO and MFFO for the quarter and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(3,174)	$(5,414)	$(9,511)	$(16,580)
Adjustments:
Depreciation and amortization	12,619	12,471	37,785	38,741
FFO adjustments attributable to noncontrolling interests	(12)	(13)	(36)	(37)
FFO attributable to common stockholders	9,433	7,044	28,238	22,124
Straight-line rent adjustments(1)	513	436	1,331	1,334
Amortization of premium for debt investments	—	—	—	(17)
Realized loss on extinguishment of debt(2)	—	—	—	11
MFFO adjustments attributable to noncontrolling interests	—	(2)	(1)	(4)
MFFO attributable to common stockholders	$9,946	$7,478	$29,568	$23,448
Weighted average number of shares of common stock outstanding (basic and diluted)	173,942	173,960	173,942	173,960
Net loss per share (basic and diluted)	$(0.02)	$(0.03)	$(0.05)	$(0.10)
FFO per share (basic and diluted)	$0.05	$0.04	$0.16	$0.13
MFFO per share (basic and diluted)	$0.06	$0.04	$0.17	$0.13
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
The following is a schedule as of September 30, 2024 of our fixed and variable rate debt maturities for the remainder of 2024, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value(1)
Fixed rate debt	$20,239	$—	$—	$—	$—	$—	$20,239	$20,239
Weighted average interest rate on fixed rate debt	3.25%	—%	—%	—%	—%	—%	3.25%
Variable rate debt	$75	$308	$553,542	$—	$—	$—	$553,925	$553,912
Average interest rate on variable rate debt(2)	2.36% +Term SOFR	2.36% +Term SOFR	2.36% +Term SOFR	—	—	—	2.36% +Term SOFR
____________
FOOTNOTES:
(1)The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2024. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.
(2)Term SOFR is defined in the respective debt agreement.
Management estimates that a hypothetical one-percentage point increase in variable rates compared to variable rates as of September 30, 2024, disregarding the impact of our interest rate protection in place, would increase interest expense by approximately $5.5 million on an annualized basis based on variable rate debt outstanding as of September 30, 2024. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in SOFR does not factor in a potential change in variable rate debt levels or interest rate protection provided by interest rate caps and swaps.
As of September 30, 2024, the Company’s debt is comprised of approximately 3.5% in fixed rate debt, approximately 65.3% in variable rate debt with current interest rate protection and approximately 31.2% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our 2023 Credit Facilities. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on our unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.
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
Issuer Purchases of Equity Securities – None
Secondary Sales of Registered Shares between Investors
During the nine months ended September 30, 2024 and 2023, there were approximately 1,754,000 shares and 1,560,000 shares transferred between investors, respectively, at an average sales price per share of approximately $3.69 and $4.64, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.
Item 3. Defaults Upon Senior Securities – None
Item 4. Mine Safety Disclosure – Not Applicable
Item 5. Other Information – None
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX
Exhibits
The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101
The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of November 2024.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)