Form 10-K
period 2024-12-31
CNL Healthcare Properties, Inc.
filed 2025-03-10
CIK 1496454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is currently no established public market for the registrant’s shares of common stock. Based on the Company’s $6.28 net asset value (“NAV”) per share as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $1.1 billion.
The number of shares of common stock of the registrant outstanding as of March 5, 2025 was 175,274,045.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
STATEMENT REGARDING FORWARD LOOKING INFORMATION
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could,” the negative of such terms and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share NAV of the Company’s common stock, macroeconomic conditions including inflation and elevated interest rates, the recovery from the COVID-19 pandemic and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
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
Substantially all of our assets are held by, and all operations are conducted, either directly or indirectly, through: (1) CHP Partners LP (“Operating Partnership”) in which we are the sole limited partner and our wholly owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly owned taxable REIT subsidiary (“TRS”), CHP TRS Holding, Inc.; (3) property owner subsidiaries and lender subsidiaries, which are single purpose entities; and (4) through November 1, 2024, an investment in a consolidated joint venture.

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
Advisor and Property Manager
We are externally managed and advised by CNL Healthcare Corp. (“Advisor”), an affiliate of CNL Financial Group, LLC (“Sponsor”). The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”). Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives and dispositions on our behalf pursuant to an advisory agreement (as amended, the “Advisory Agreement”). In June 2023, we amended the Advisory Agreement and renewed it through June 2025. For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data – Note 8. Related Party Arrangements.”
Seniors Housing Investment Focus and Strategy
As of December 31, 2024, our investment portfolio consisted of interests in 70 properties, comprised of 69 seniors housing communities and one vacant land parcel. The types of seniors housing properties that we own include independent and assisted living facilities, Alzheimer’s/memory care facilities and a continuing care retirement community. Our strategy is to manage our seniors housing portfolio in a way that will allow us to provide stockholders with cash distributions; preserve, protect and return stockholders’ invested capital; and explore liquidity opportunities. The exploration of liquidity opportunities, such as the sale of either the Company or our assets, a potential merger, or the listing of our common shares on a national securities exchange, is further described below under “Possible Strategic Alternatives.”
We have primarily leased our seniors housing properties to wholly owned TRS entities and engaged independent third-party managers under management agreements to operate the properties as permitted under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). We have also leased certain of our seniors housing properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). In addition, on November 1, 2024, we acquired our remaining 5% noncontrolling interest in a consolidated joint venture and currently, all of our investments are wholly owned.
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

Since its formation, the Special Committee has worked and continues to work with our financial advisor to carefully study market data and opportunities to provide liquidity judged to be in the best interest of stockholders. Economic and transactional environments were not conducive for dispositions or any type of large-scale strategic transactions in recent years due to a volatile credit and debt capital markets, along with 11 interest rate increases by the Federal Reserve between March 2022 and July 2023 followed by limited interest rate cuts from September 2024 through December 2024. Our Special Committee continues to work closely with our financial advisor on evaluating the potential return of constructive market conditions and we remain fully committed to our readiness, active study and pursuit of additional Possible Strategic Alternatives to provide incremental liquidity to our stockholders.
Portfolio Overview
We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate assets and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of March 5, 2025:

The following table summarizes our seniors housing portfolio by asset class and investment structure as of March 5, 2025:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	17.8%
Seniors housing managed (2)	54	1,429.1	82.1
Vacant land	1	1.1	0.1
	70	$1,741.2	100.0%
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
Distributions
In order to qualify as a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income. We may make distributions in the form of cash or other property, including distributions of our own securities. While we generally expect to pay distributions from cash flows provided by operating activities, we have covered, and may in the future cover, periodic shortfalls between distributions paid and cash flows provided by operating activities from other sources; such as from cash flows provided by financing activities, a component of which could include borrowings, whether collateralized by our properties or unsecured, or net sales proceeds from the sale of real estate. We have not established any limit on the extent to which we may use borrowings to pay distributions, and there is no assurance we will be able to sustain distributions at any level. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Uses of Liquidity and Capital Resources - Distributions” for a table that presents total regular distributions declared and issued, and cash flows provided by operating activities for each quarter in the years ended December 31, 2024 and 2023.
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
Competition
Our tenants and operators compete with other properties that provide comparable services in their local markets. Tenants and operators compete for residents based on a variety of factors including, but not limited to: quality of care, reputation, location, service offerings, staff and price. We expect elevated levels of competition to continue in 2025 and beyond as operators continue to attempt to fill unoccupied units.
Human Capital
We are externally managed and as such we do not have any employees. All of our executive officers are employees of the Advisor or one of its affiliates. We do not directly compensate our executive officers for services rendered to us.
Government Regulations
Our business is subject to various federal, state and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, healthcare regulatory matters, environmental regulations, and zoning regulations and land use controls. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently. We did not make any material capital expenditures in connection with these regulations during the year ended December 31, 2024 and we do not expect that we will be required to make any such material capital expenditures during 2025.
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
Financial Information about Industry Segments
We have determined that we operate in one business segment, real estate ownership, which consists of owning, managing, leasing, acquiring, developing, investing in, and as conditions warrant, disposing of real estate assets. We internally evaluate all of our real estate assets as one operating segment.
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
Commencing in taxable years beginning after December 31, 2017, section 163(j) of the Code limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation in such subsequent year. “Adjusted taxable income” is determined without regard to certain deductions, including those for net interest expense, NOL carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the limitation based on adjusted taxable income does not apply to a “real property trade or business” within the meaning of section 469(c)(7)(C) of the Code, which generally includes real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage trade or business. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system (“ADS”) under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. Under guidance issued by the U.S. Department of the Treasury, our leasing, management and operation of our healthcare facilities and buildings should constitute a real property trade or business, and as of the taxable year beginning on January 1, 2018, we elected not to have the interest deduction limitation apply to our trade or business. Thus, we currently are not subject to the foregoing limitation on deductibility of net interest expense. However, we must depreciate depreciable real property (and certain improvements) under ADS. If, however, the election is determined not to be available with respect to all or certain of our business activities, such interest deduction limitation could result in us having more REIT taxable income and thus increasing the amount of distributions we must make to comply with the REIT requirements and avoid incurring corporate level tax.
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
Operational Requirements — Annual Distribution Requirement. In order to be taxed as a REIT, we are required to make cash or taxable property distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our taxable income (computed without regard to the dividends paid deduction and our net capital gain and subject to certain other potential adjustments) for each such tax year. While we must generally make distributions in the taxable year to which they relate, we may also make distributions in the following taxable year if (i) they are declared before we timely file our U.S. federal income tax return for the taxable year in question and (ii) they are paid on or before the first regular distribution payment date after the declaration.
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
Even if the foregoing test is not met, our common stock nonetheless will not constitute a USRPI if we are a “domestically controlled REIT.” A “domestically controlled REIT” is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares of common stock is held directly or indirectly by Non-U.S. stockholders. Final Treasury Regulations (the “Final Regulations”) modify prior tax guidance relating to the determination of whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our shareholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” and “qualified controlled entities” as foreign persons. The Final Regulations further provide that domestic publicly traded partnerships, public domestic C corporations, and public regulated investment companies will be treated as look-through persons if the REIT has actual knowledge that the partnership, corporation, or regulated investment company, as applicable, is foreign controlled. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if it is able to satisfy certain requirements, including not undergoing a significant change in its ownership and not acquiring a significant amount of new USRPIs, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, then the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. While we cannot predict when we will commence being subject to such look-through rule in the Final Regulations, we may not be able to satisfy the applicable requirements for the duration of the ten-year period. If we are a domestically controlled REIT, the sale of our common stock should not be subject to taxation under FIRPTA. We cannot assure you that we are or will continue to be a domestically controlled REIT. Non-U.S. stockholders should consult their tax advisors regarding the application of these rules, including the impact of the Final Regulations.
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
The Company used the net sales proceeds to: (1) repay indebtedness secured by or allocated to the sold properties; (2) strategically rebalance other corporate borrowings; (3) make a special cash distribution of $347.9 million to stockholders (or $2.00 per share) and (4) retained net sales proceeds for other corporate purposes. As of December 31, 2024, the Company’s investment portfolio consisted of interests in seniors housing communities and one vacant land parcel.

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

Cybersecurity risks and cyber incidents could adversely affect the Company’s business and disrupt operations.
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
Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. Where the data security incident or breach occurs at or involves a tenant or operator, the tenant’s or operator’s ability to fulfill its obligations to us could be jeopardized.
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
Epidemics, pandemics, or other infectious diseases and health and safety measures intended to reduce their spread may have an adverse effect on the Company’s business, results of operations and financial condition.
Epidemics, pandemics or infectious diseases, and future potential variants, may result in a decline in occupancy, resident fees, and revenues and coupled with an increase in pandemic related operating expenses, could have a negative impact on the Company’s business, results from operations, financial condition, liquidity and cash flows, which impact will depend on many factors including: the ultimate duration thereof; the severity on seniors generally and those living in seniors housing communities specifically; the continued emergence of additional variants; issues with the supply chain and availability and cost of goods; and consumer sentiment regarding the safety of seniors housing communities during and after the epidemic or pandemic which may impact demand for seniors housing communities.
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
The Advisor sub-contracts with affiliated or unaffiliated service providers for the performance of substantially all of its advisory services. The Advisor has engaged affiliates of the Sponsor to perform certain services on its behalf pursuant to agreements to which the Company is not a party. As a result, the Company is not in privity of contract with any such service providers and, therefore, such service providers have no direct duties, obligations, or liabilities to the Company. In addition, the Company has no right to any indemnification to which the Advisor may be entitled under any agreement with any service providers. The service providers the Advisor may subcontract with may be insulated from liabilities to the Company for services they perform but may have certain liabilities to the Advisor. The Advisor has minimal assets with which to remedy liabilities to the Company resulting under the Advisory Agreement.
Financing Related Risks
The Company’s agreements with lenders include provisions which may restrict the Company’s ability to pay distributions to investors.
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

Increases in interest rates could increase the amount of our loan payments and may adversely affect the Company’s ability to make distributions.

The Company’s credit facilities and its mortgage loan accrue interest at variable interest rates. Although the Federal Reserve has implemented limited interest rate decreases, continued volatility in the economy and sustained inflation could result in further interest rate increases in the future. To the extent the Company does not, or is not able to, use derivative financial instruments to hedge against interest rate fluctuations, increases in interest rates would increase the Company’s interest costs, which would reduce the Company’s cash flows and may impact the Company’s ability to make distributions.
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
If the Company’s operating partnership fails to maintain its status as either a disregarded entity or an entity taxable as a partnership for federal income tax purposes, the operating partnership’s income may be subject to taxation, which would reduce the cash available to the Company for distribution to its stockholders.
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
As of the date of this filing, we do not believe that our business strategy, results of operations or financial conditions have been materially affected by any risks from cybersecurity threats for the reporting period covered by this report. However, institutions like us, and our service providers, have experienced cybersecurity events and data incidents in the past and will likely continue to be the target of cyberattacks and intrusions. For additional information on the cybersecurity risks we face, see “Part 1, Item 1A. Risk Factors–Cybersecurity risks and cyber incidents could adversely affect the Company’s business and disrupt operations.”
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

Item 2. PROPERTIES
As of December 31, 2024, we had investments in 70 real estate investment properties, as described in Item 1. “Business––Seniors Housing Investment Focus and Strategy.” The following tables set forth details on our consolidated healthcare investment portfolio by asset class (in millions):

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2024	Investment Amount
Seniors Housing (Leased)
Primrose Retirement Community of Casper Casper, WY	Triple-net Lease	2/16/2012	$—	$19.0
Sweetwater Retirement Community Billings, MT	Triple-net Lease	2/16/2012	—	16.3
Primrose Retirement Community of Grand Island Grand Island, NE	Triple-net Lease	2/16/2012	—	13.4
Primrose Retirement Community of Mansfield Mansfield, OH	Triple-net Lease	2/16/2012	—	18.3
Primrose Retirement Community of Marion Marion, OH	Triple-net Lease	2/16/2012	—	17.9
Primrose Retirement Community of Lima Lima, OH	Triple-net Lease	12/19/2012	—	18.6
Primrose Retirement Community of Zanesville Zanesville, OH (“Columbus”)	Triple-net Lease	12/19/2012	—	19.1
Primrose Retirement Community of Decatur Decatur, IL	Triple-net Lease	12/19/2012	—	18.2
Primrose Retirement Community of Council Bluffs Council Bluffs, IA (“Omaha”)	Triple-net Lease	12/19/2012	—	12.9
Primrose Retirement Community Cottages Aberdeen, SD	Triple-net Lease	12/19/2012	—	4.3
Primrose Retirement Community of Anderson Anderson, IN (“Muncie”)	Triple-net Lease	5/29/2015	—	21.1
Primrose Retirement Community of Lancaster Lancaster, OH (“Columbus”)	Triple-net Lease	5/29/2015	—	25.7
Primrose Retirement Community of Wausau Wausau, WI (“Green Bay”)	Triple-net Lease	5/29/2015	—	20.3
Wellmore of Tega Cay Tega Cay, SC (“Charlotte”)	Triple-net Lease	2/7/2014	—	32.2
Wellmore of Lexington Lexington, SC (“Columbia”)	Triple-net Lease	9/14/2015	—	53.7
Senior Housing (Managed)
Brookridge Heights Assisted Living & Memory Care Marquette, MI	Managed	12/21/2012	—	18.5
Curry House Assisted Living & Memory Care Cadillac, MI	Managed	12/21/2012	—	13.5
Symphony Manor Baltimore, MD	Managed	12/21/2012	—	24.0
Woodholme Gardens Assisted Living & Memory Care Pikesville, MD (“Baltimore”)	Managed	12/21/2012	—	17.1
Tranquillity at Fredericktowne Frederick, MD	Managed	12/21/2012	—	23.3
HarborChase of Villages Crossing Lady Lake, FL (“The Villages”)	Managed	8/29/2012	—	19.7
HarborChase of Jasper Jasper, AL	Managed	8/1/2013	—	7.3
HarborChase of Plainfield Plainfield, IL	Managed	3/28/2014	—	26.5

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2024	Investment Amount
Senior Housing (Managed) - continued
HarborChase of Shorewood Shorewood, WI (“Milwaukee”)	Managed	7/8/2014	$—	$23.8
Raider Ranch Lubbock, TX	Managed	8/29/2013	—	72.0
Town Village Oklahoma City, OK	Managed	8/29/2013	—	23.7
MorningStar of Billings Billings, MT	Managed	12/2/2013	—	48.3
MorningStar of Boise Boise, ID	Managed	12/2/2013	—	40.0
MorningStar of Idaho Falls Idaho Falls, ID	Managed	12/2/2013	—	44.4
MorningStar of Sparks Sparks, NV (“Reno”)	Managed	12/2/2013	—	55.2
Prestige Senior Living Arbor Place Medford, OR	Managed	12/2/2013	—	15.8
Prestige Senior Living Beaverton Hills Beaverton, OR (“Portland”)	Managed	12/2/2013	—	12.9
Prestige Senior Living Five Rivers Tillamook, OR	Managed	12/2/2013	—	16.7
Prestige Senior Living High Desert Bend, OR	Managed	12/2/2013	—	13.6
Prestige Senior Living Huntington Terrace Gresham, OR (“Portland”)	Managed	12/2/2013	—	15.0
Prestige Senior Living Orchard Heights Salem, OR	Managed	12/2/2013	—	17.8
Prestige Senior Living Riverwood Tualatin, OR (“Portland”)	Managed	12/2/2013	—	9.7
Prestige Senior Living Southern Hills Salem, OR	Managed	12/2/2013	—	12.9
Prestige Senior Living Auburn Meadows Auburn, WA (“Seattle”)	Managed	2/3/2014	—	21.9
Prestige Senior Living Bridgewood Vancouver, WA (“Portland”)	Managed	2/3/2014	—	22.1
Prestige Senior Living Monticello Park Longview, WA	Managed	2/3/2014	—	27.4
Prestige Senior Living Rosemont Yelm, WA	Managed	2/3/2014	—	16.9
Prestige Senior Living West Hills Corvallis, OR	Managed	3/3/2014	—	15.0
Isle at Cedar Ridge Cedar Park, TX (“Austin”)	Managed	2/28/2014	—	22.0
Legacy Ranch Alzheimer's Special Care Center Midland, TX	Managed	3/28/2014	—	12.0
The Springs Alzheimer's Special Care Center San Angelo, TX	Managed	3/28/2014	—	10.9
Isle at Watercrest - Bryan Bryan, TX	Managed	4/21/2014	—	50.4
Isle at Watercrest - Mansfield Mansfield, TX (“Dallas/Fort Worth”)	Managed	5/5/2014	—	31.3
Watercrest at Mansfield Mansfield, TX (“Dallas/Fort Worth”)	Managed	6/30/2014	—	49.0

Name and Location	Structure	Date Acquired	Encumbrance at 12/31/2024	Investment Amount
Senior Housing (Managed) - continued
Watercrest at Katy(1) Lubbock, TX	Managed	6/27/2014	$—	$38.7
Fairfield Village of Layton Layton, UT (“Salt Lake City”)	Managed	11/20/2014	—	68.0
Superior Residences of Panama City Panama City Beach, FL	Managed	7/15/2015	—	20.0
Parc at Duluth Duluth, GA (“Atlanta”)	Managed	7/31/2015	—	52.8
Parc at Piedmont Marietta, GA (“Atlanta”)	Managed	7/31/2015	—	50.8
The Pavilion at Great Hills Austin, TX	Managed	7/31/2015	—	35.0
The Hampton at Meadows Place Meadows Place, TX (“Houston”)	Managed	7/31/2015	—	28.4
The Beacon at Gulf Breeze Gulf Breeze, FL (“Pensacola”)	Managed	7/31/2015	—	28.0
Waterstone on Augusta Greenville, SC	Managed	8/31/2015	—	26.8
Palmilla Senior Living Albuquerque, NM	Managed	9/30/2015	—	47.6
Cedar Lake Assisted Living and Memory Care Lake Zurich, IL (“Chicago”)	Managed	9/30/2015	—	30.0
The Shores of Lake Phalen Maplewood, MN (“St. Paul”)	Managed	11/10/2015	—	29.2
The Dogwood Forest of Grayson Grayson, GA	Managed	11/24/2015	—	25.7
Park Place Senior Living at WingHaven O'Fallon, MO (“St Louis”)	Managed	12/17/2015	—	54.0
Hearthside Senior Living of Collierville Collierville, TN (“Memphis”)	Managed	12/29/2015	—	17.0
Windsor Manor of Vinton Vinton, IA	Managed	8/31/2012	2.4	5.0
Windsor Manor of Webster City Webster City, IA	Managed	8/31/2012	2.2	5.8
Windsor Manor of Nevada Nevada, IA	Managed	8/31/2012	4.8	5.3
Windsor Manor of Indianola Indianola, IA	Managed	4/2/2013	1.9	4.9
Windsor Manor of Grinnell Grinnell, IA	Managed	4/2/2013	4.6	5.5
Vacant Land
Albuquerque NM, Land Owner Albuquerque, NM	Managed	9/7/2017	—	1.1
			$15.9	$1,741.2
_______________
FOOTNOTES:

(1) As of December 31, 2023, we owned this real estate property through a 95% interest in the Watercrest at Katy Joint Venture. Effective November 1, 2024, we acquired the remaining 5% interest in the subsidiary from our non-controlling interest venture partner and currently own a 100% interest in the Watercrest at Katy Joint Venture.

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
During the year ended December 31, 2024, our board of directors initiated a process to estimate the Company’s NAV per share as of December 31, 2024 (“Valuation Date”) and engaged Stanger to provide a report containing, among other things, a range for the estimated NAV per share of our common stock as of the Valuation Date (“Valuation Report”). The engagement of Stanger was based on a number of factors including Stanger’s experience in the valuation of assets similar to those we own. Upon receipt of the Valuation Report from Stanger, which contained, among other information, a range for the estimated NAV per share for our common stock, our Valuation Committee considered the reasonableness of the range of per share values in order to make a recommendation to our board of directors. On March 5, 2025, our board of directors accepted the recommendation of our Valuation Committee and approved an estimated NAV as of December 31, 2024 of $6.64 per share, which includes deductions for estimated transaction costs (the “2024 NAV”). The Company previously announced an estimated NAV of $6.28 per share as of December 31, 2023 (the “2023 NAV”) and previously announced an estimated NAV of $6.92 per share as of December 31, 2022 (the “2022” NAV”).
For additional information on the determination of our estimated NAV, please refer to our Current Report on Form 8-K filed with the SEC on March 10, 2025.
Stockholder Information
As of December 31, 2024, we had 46,012 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
The table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Uses of Capital Resources–Distributions” presents total regular cash distributions declared and issued, and cash flows provided by operating activities for each quarter in the years ended December 31, 2024 and 2023.
The tax composition of our distributions declared for years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023
Return of capital	100.00%	100.00%
Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2024 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2025. In determining the apportionment between taxable income and return of capital, the amounts distributed to stockholders (other than amounts designated as capital gains dividends) in excess of current or accumulated E&P are treated as a return of capital to the stockholders. E&P is a statutory calculation which is derived from net income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders. No amounts distributed to stockholders for the years ended December 31, 2024 and 2023 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our Advisory Agreement.
Unregistered Sales of Equity Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
None.
Secondary Sales of Registered Shares between Investors
During years ended December 31, 2024, 2023 and 2022, there were approximately 2.181 million shares, 2.297 million shares and 0.936 million shares transferred between investors, respectively, at an average sales price per share of approximately $3.62, $4.48 and $4.77, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 6. RESERVED

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
CNL Healthcare Properties, Inc. is a Maryland corporation that elected to be taxed as a REIT for U.S. federal income tax purposes. We have and intend to continue to be organized and operate in a manner that allows us to remain qualified as a REIT for federal income tax purposes. The terms “us,” “we,” “our,” “Company” and “CNL Healthcare Properties” include CNL Healthcare Properties, Inc. and each of its subsidiaries. The discussion of our financial condition and results of operations for the year ended December 31, 2022 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed on March 12, 2024 is incorporated by reference herein.
Substantially all of our assets are held by, and all operations are conducted, either directly or indirectly, through: (1) the Operating Partnership in which we are the sole limited partner and our wholly owned subsidiary, CHP GP, LLC, is the sole general partner; (2) a wholly owned TRS, CHP TRS Holding, Inc.; (3) property owner subsidiaries and lender subsidiaries, which are single purpose entities; and (4) through November 1, 2024, an investment in a consolidated joint venture.
We are externally managed and advised by CNL Healthcare Corp. (the “Advisor”). Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives (as described below under “Possible Strategic Alternatives”), and dispositions on our behalf pursuant to the Advisory Agreement. In June 2023, we amended the Advisory Agreement and extended it through June 2025. For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data–Note 8. Related Party Arrangements.”
As of December 31, 2024, our seniors housing investment portfolio consisted of interests in 70 properties, consisting of a geographically diversified portfolio of 69 seniors housing communities and one vacant land parcel. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities.
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
Since its formation, the Special Committee has worked and continues to work with our financial advisor to carefully study market data and opportunities to provide liquidity judged to be in the best interest of stockholders. Economic and transactional environments were not conducive for dispositions or any type of large-scale strategic transactions in recent years due to a volatile credit and debt capital markets, along with 11 interest rate increases by the Federal Reserve between March 2022 and July 2023 followed by limited interest rate cuts from September 2024 through December 2024. Our Special Committee continues to work closely with our financial advisor on evaluating the potential return of constructive market conditions and we remain fully committed to our readiness, active study and pursuit of additional Possible Strategic Alternatives to provide incremental liquidity to our stockholders.

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
Portfolio Overview
As of December 31, 2024, our healthcare investment portfolio consisted of interests in 70 properties, comprising 69 seniors housing communities and one vacant land parcel.
We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of March 5, 2025:
The following table summarizes our seniors housing investment portfolio by investment structure as of March 5, 2025:

Type of Investment	Number of Investments	Amount of Investments (in millions)	Percentage of Total Investments
Consolidated investments:
Seniors housing leased (1)	15	$311.0	17.8%
Seniors housing managed (2)	54	1,429.1	82.1
Vacant land	1	1.1	0.1
	70	$1,741.2	100.0%
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
Significant Tenants and Operators
Our real estate portfolio of 69 seniors housing properties is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 10% or more of our rentable space as of March 5, 2025, excluding the vacant land parcel:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	77.5%	2025
Wellmore, LLC	2	366	22.5	2031-2032
	15	1,627	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	30.8%	2025
Prestige Senior Living, LLC	13	895	14.2	2026
Morningstar Senior Management, LLC	4	834	13.2	2025
Other operators (1)	30	2,645	41.8	2025-2029
	54	6,322	100.0%
_______________
FOOTNOTE:
(1)Comprised of various operators each of which comprise less than 10% of our consolidated rentable square footage.

Tenant Lease Expirations
As of December 31, 2024, we owned 15 seniors housing properties that were leased to third party tenants under triple-net operating leases. During the year ended December 31, 2024, our rental income represented approximately 7.5% of our total revenues.
Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities. However, if the tenant does not pay the real estate taxes, we are liable.
We work with our tenants in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. We proactively began conversations with a tenant during 2024 regarding leases expiring during 2025 and are in the process of negotiating terms for these leases. Certain amendments or modifications to the terms of existing leases could require lender approval.
The following table lists, on an aggregate basis, scheduled expirations for the next 10 years and thereafter on our consolidated seniors housing portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of properties and percentages):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2025	13	1,261	$18,858	67.9%
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
2031	1	137	3,821	13.8
2032	1	229	5,085	18.3
2033	—	—	—	—
2034	—	—	—	—
Thereafter	—	—	—	—
Total	15	1,627	$27,764	100.0%

Weighted Average Remaining Lease Term: (3)			2.7 years
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
Operator Expirations
As of March 5, 2025, we had 54 seniors housing properties managed by third-party operators. All of our management agreements have been in place for multiple years, and some include annual auto-renewal clauses which are effective unless a notice of termination is provided by either party. We work with our operators in advance of management agreement expirations or renewal period options in order for us to maintain a balanced operator rollover schedule, which provides us flexibility to execute on possible strategic alternatives, minimize potential early termination fees and align with the broader industry. The management agreements of 30 of our managed seniors housing properties were scheduled to expire within one year or less as of December 31, 2024, all of which are expected to be renewed.

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
Weighted average occupancy was higher during the year ended December 31, 2024 as compared to the year ended December 31, 2023. Rate increases at our properties as part of ongoing resident lease renewals combined with improved occupancy as compared to 2023 resulted in an increase in revenues and NOI margins during the year ended December 31, 2024.

Macro-economic and geopolitical events around the globe, in addition to interest rate increases enacted by the Federal Reserve beginning in March 2022 through July 2023, have contributed to volatile credit markets in recent years. The Federal Reserve’s decision to hold rates steady until it enacted some rate cuts during the fourth quarter of 2024, contributed to a higher for longer interest rate environment during 2024, resulting in elevated levels of interest expense on our unhedged variable rate debt. We have used and continue to use interest rate caps and swaps for interest rate protection on a portion of our variable rate debt and continue to monitor opportunities to further protect the remaining unhedged variable rate debt.

As of December 31, 2024, we had approximately $90.0 million of liquidity (consisting of $44.0 million cash on hand and $46.0 million in undrawn availability under the 2023 Revolving Credit Facility). We remain focused on maintaining liquidity and financial flexibility and continue to prioritize improving occupancy and implementing market rate increases while we navigate elevated labor costs and a higher for longer interest rate environment. The rate of revenue growth, elevated labor costs, volatility in the credit markets and the current interest rate environment have impacted and may continue to impact our sources and uses of capital, financial condition, results of operations and cash flows.
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
During the year ended December 31, 2024, we borrowed $16.0 million from our 2023 Revolving Credit Facility to refinance approximately $20.2 million of secured indebtedness that matured in November 2024.
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

Purchase of and Maturity of Investments in Short-Term Securities
During the year ended December 31, 2023, we reinvested approximately $4.9 million of proceeds received from the maturity of one of our investments in short term securities. During the year ended December 31, 2023, all of our investments matured and we received approximately $30.0 million from the maturity of all of our investments in short-term securities. We did not have any short-term security maturities during the year ended December 31, 2024.
Net Cash Provided by Operating Activities
Cash flows from operating activities for the years ended December 31, 2024 and 2023 were approximately $40.3 million and $32.0 million, respectively. The change in cash flows from operating activities for the year ended December 31, 2024 as compared to the same period in 2023 was primarily the result of the following:
•an increase in property NOI, related to our seniors housing properties due to higher average occupancy and rate increases during 2024; partially offset by
•higher interest expense in 2024 due to an increase in our weighted average interest costs from the refinancing of our 2023 Credit Facilities in December 2023.

Lease Expirations
We work with our tenants in advance of the lease expirations or renewal period options to maintain high occupancy levels, as well as to enhance the value of our properties through extended lease terms. During 2025, 13 leases with one tenant are scheduled to expire. We proactively began conversations with the tenant during 2024 regarding these leases and are in the process of negotiating terms for these leases. We expect to enter into new leases at comparable terms.
Expense Support and Restricted Stock Agreement
Through June 8, 2023, we had entered into an amended and restated expense support agreement with our Advisor (the “Amended and Restated Expense Support Agreement”). Pursuant to the Amended and Restated Expense Support Agreement, our Advisor agreed to provide expense support through forgoing the payment of fees in cash and acceptance of restricted forfeitable stock (“Restricted Stock”) for services in an amount equal to the positive excess, if any, of (a) Aggregate Stockholder Cash Distributions declared for the applicable year, over (b) our aggregate modified funds from operations over the same period (as defined in the Amended and Restated Expense Support Agreement). The Amended and Restated Expense Support Agreement, was terminated effective June 8, 2023 as part of the renewal and amendment of the Advisory agreement. We did not recognize any expense support for the period January 1, 2023 through the termination date of June 8, 2023.
Uses of Liquidity and Capital Resources
Capital Expenditures
We paid approximately $16.1 million and $15.9 million in capital expenditures during the years ended December 31, 2024 and 2023, respectively. We continue to invest in capital improvements to maintain and improve our properties.
Purchase of Noncontrolling Interest
As of December 31, 2023, we indirectly owned one property through a 95% controlling interest in the Watercrest at Katy Joint Venture, our only subsidiary then classified as a VIE. Effective November 1, 2024, we acquired the remaining 5% interest in the subsidiary from our non-controlling interest venture partner for approximately $1.5 million and as a result, we now own a 100% controlling interest in the Watercrest at Katy Joint Venture.

Purchase of Interest Rate Caps
As part of our hedging strategy, we periodically enter into interest rate cap agreements to hedge a portion of our variable rate debt. During the year ended December 31, 2023, we paid approximately $3.1 million to purchase a short-term interest rate cap with a notional value of $420.0 million, a strike price of 3.5%, and a maturity date in August 2023, to hedge the majority of our variable rate interest exposure relating to the Credit Facilities. In December 2023, we refinanced our Credit Facilities, entered into the 2023 Credit Facilities and in conjunction therewith, entered into an interest rate swap. We have not purchased any interest rate caps with respect to our 2023 Credit Facilities. In addition, during the years ended December 31, 2024 and 2023, we purchased and replaced, as necessary, short term interest rate caps relating to our approximately $16 million of variable rate secured indebtedness (each with notional values of $8.0 million with strike prices ranging between 3.0% and 3.5%). We paid approximately $0.1 million and $0.2 million in interest rate cap premiums during the years ended December 31, 2024 and 2023, respectively. We earned approximately $2.9 million and $3.5 million from the interest swap and interest rate cap counterparties related to variable rate debt during the years ended December 31, 2024 and 2023, respectively. These amounts are included in interest expense and loan costs amortization in the accompanying consolidated statements of operations.
Debt Repayments
In March 2024, we used cash on hand to pay down approximately $10.0 million of amounts outstanding under our 2023 Revolving Credit Facility. In November 2024, we borrowed $16.0 million available under our 2023 Revolving Credit Facility and used cash on hand to repay a fixed mortgage loan of approximately $20.2 million collateralized by one property (owned through a consolidated joint venture through November 1, 2024), that matured in November 2024. We also repaid approximately $0.8 million of scheduled principal payments on our mortgages and other notes payable during the year ended December 31, 2024.
In March 2023, we used cash on hand to repay a mortgage loan of approximately $22.8 million collateralized by one property in advance of its scheduled maturity of June 2023. In addition to the repayments described below, during the year ended December 31, 2023, we repaid approximately $1.1 million of scheduled principal payments related to our secured mortgage notes.
In January 2023, we exercised our one-year extension option and extended the maturity date of our previous revolving credit facility from May 2023 to May 2024. In December 2023, we refinanced the $548 million outstanding under our previous credit facilities in advance of their May 2024 maturity. The new facility has a $600 million commitment, consisting of a $350 million senior unsecured term loan (the “2023 Term Loan Facility”) and a $250 million senior unsecured revolving credit facility (the “2023 Revolving Credit Facility”), collectively, the “2023 Credit Facilities”. The 2023 Credit Facilities require interest only payments through their maturity date of May 31, 2026, bear interest based on term SOFR plus 10 basis points plus an applicable margin of 225 basis points. Each of the 2023 Revolving Credit Facility and 2023 Term Loan Facility is pre-payable at any time in whole or part without fees or penalties. We paid the Advisor a financing coordination fee of approximately $6.0 million in connection with this transaction. Refer to Item 8. “Financial Statements and Supplementary Data – Note 8. Related Party Arrangements” for additional information. In December 2023, we entered into a two-year interest rate swap agreement to hedge a portion of our unsecured 2023 Credit Facilities.
In January 2023, we used a portion of our cash on hand to make a $1.4 million unscheduled principal payment on a variable rate mortgage loan collateralized by five properties. In June 2023, we refinanced the remaining $16.1 million balance relating to this mortgage loan with the existing lender. We paid the Advisor a financing coordination fee of approximately $0.2 million related to this transaction. Refer to Item 8. “Financial Statements and Supplementary Data – Note 9. Related Party Arrangements” for additional information.

The following table provides details of the Company’s indebtedness as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Mortgages payable and other notes payable:
Fixed rate debt(1)	$—	$20,668
Variable rate debt(1)(2)(5)	15,850	16,150
Loan costs, net	(102)	(249)
Total mortgages and other notes payable, net	15,748	36,569
Credit facilities:
2023 Revolving Credit Facility(3)(4)(5)	204,000	198,000
2023 Term Loan Facility(3)(4)(5)	350,000	350,000
Loan costs, net related to Term Loan Facilities	(3,611)	(6,160)
Total credit facilities, net	550,389	541,840
Total indebtedness, net	$566,137	$578,409
_______________
FOOTNOTES:
(1)As of December 31, 2024 and 2023, our mortgages and other notes payable were collateralized by five and six properties, with a total carrying value of approximately $18.9 million and $51.0 million, respectively.
(2)As of December 31, 2024 and 2023, we had interest rate protection through an interest rate cap with a notional amount of $8.0 million for each period. Refer to Item 8. “Financial Statements and Supplementary Data – Note 9. Derivative Financial Instruments” for additional information.
(3)During the years ended December 31, 2024 and 2023, we had interest rate protection through interest rate swaps and caps which as of each of December 31, 2024 and 2023 had notional amounts of $367.0 million.
(4)As of December 31, 2024 and 2023, we had undrawn availability under the 2023 Revolving Credit Facility of approximately $46.0 million and $52.0 million, respectively, based on the commitments from lenders and the value of the properties in the unencumbered pool of assets supporting the loan.
(5)Term SOFR plus an applicable margin (as defined in the respective agreements governing our credit facilities and one mortgage loan) was approximately 4.43% and 5.45% as of December 31, 2024 and 2023.

The following is a schedule of future principal payments for our total indebtedness for the next five years and thereafter, in the aggregate (in thousands):

2025	$308
2026	569,542
2027	—
2028	—
2029	—
Thereafter	—
$569,850
On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.
As of December 31, 2024, we had approximately $90.0 million of liquidity (consisting of $44.0 million of cash on hand and $46.0 million available under the 2023 Revolving Credit Facility) and we believe we are well positioned to manage our near-term debt maturities. As of December 31, 2024, we had $0.3 million of scheduled principal payments coming due during the year ending December 31, 2025. As of December 31, 2024, we have sufficient cash on hand to satisfy these obligations.

The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our 2023 Credit Facilities agreement) on an annual basis. As of December 31, 2024 and 2023, we had aggregate debt leverage ratios of approximately 30.1% and 31.0%, respectively, of the aggregate gross carrying value of our assets.
The 2023 Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the 2023 Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 70% of adjusted FFO (as defined per the 2023 Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of December 31, 2024, we were in compliance with all financial covenants related to our 2023 Credit Facilities.
Generally, the loan agreements for our mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary performance criteria and remedies for the lenders. As of December 31, 2024, we were in compliance with all financial covenants related to our mortgage loan.
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
The following table presents total cash distributions declared, and cash distributions per share on a quarterly basis for the years ended December 31, 2024 and 2023 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2024 Quarters
First	$0.02560	$4,453	$7,148
Second	0.02560	4,453	13,505
Third	0.02560	4,453	10,312
Fourth	0.02560	4,453	9,325
Total	$0.10240	$17,812	$40,290

2023 Quarters
First	$0.02560	$4,453	$5,328
Second	0.02560	4,453	11,415
Third	0.02560	4,454	7,873
Fourth	0.02560	4,453	7,338
Total	$0.10240	$17,813	$31,954
_______________
FOOTNOTES:
(1)For the years ended December 31, 2024 and 2023, our net loss attributable to common stockholders was approximately $14.5 million and $25.7 million, respectively, while cash distributions declared for each of the periods were approximately $17.8 million. For each of the years ended December 31, 2024 and 2023, 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.

(2)Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
Distributions to Noncontrolling Interests
During the year ended December 31, 2023, our consolidated joint venture paid distributions of approximately $0.1 million, to the co-venture partner, representing its pro rata share of operating cash flows. During the year ended December 31, 2024, we did not pay distributions to noncontrolling interests from operating cash flows. As described above in “Liquidity and Capital Resources - Uses of Liquidity and Capital Resources - Purchase of Noncontrolling Interest”, on November 1, 2024, we acquired the remaining 5% noncontrolling interest in our consolidated joint venture from our co-venture partner and currently own a 100% interest in this joint venture.
Results of Operations
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
Fiscal year ended December 31, 2024 as compared to the fiscal year ended December 31, 2023
As of each of December 31, 2024 and 2023, excluding our vacant land, we owned 69 consolidated operating investment properties.

	Investment count as of December 31,
Consolidated operating investment types:	2024	2023
Seniors housing leased	15	15
Seniors housing managed	54	54
	69	69
Rental Income and Related Revenues. Rental income and related revenues were approximately $27.3 million and $26.9 million for the years ended December 31, 2024 and 2023, respectively.
Resident Fees and Services. Resident fees and services income was approximately $338.7 million and $314.6 million for the years ended December 31, 2024 and 2023, respectively. The increase in revenue during the year ended December 31, 2024, was primarily due to an increase in average occupancy and increases in rates charged to our residents.
Property Operating Expenses. Property operating expenses were approximately $245.5 million and $235.5 million for the years ended December 31, 2024 and 2023, respectively. Property operating expenses increased during the year ended December 31, 2024, primarily due to an increase in average occupancy.
General and Administrative Expenses. General and administrative expenses were approximately $8.8 million and $9.1 million for the years ended December 31, 2024 and 2023, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, sales taxes, accounting and legal fees, and board of director fees.
Asset Management Fees. We incurred asset management fees of approximately $13.4 million and $13.9 million for the years ended December 31, 2024 and 2023, respectively.
Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $16.7 million and $15.4 million for the years ended December 31, 2024 and 2023, respectively. The property management fees are based on a percentage of revenues under the property management agreement and the increase across periods is reflective of the increase in average occupancy and resident fees and service revenue over the same period as described above.

Financing Coordination Fees. We did not incur any financing coordination fees for the year ended December 31, 2024. We incurred financing coordination fees of approximately $2.7 million for the year ended December 31, 2023, related to refinancing the 2023 Credit Facilities and the refinancing of the $16.3 million mortgage loan secured by five operating properties.
Depreciation and Amortization. Depreciation and amortization expenses were approximately $50.7 million and $51.2 million for the years ended December 31, 2024 and 2023, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The decrease during the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily due to in-place lease intangibles from the January 1, 2022 consolidation of the Windsor Manor assets becoming fully amortized during year ended December 31, 2023.
Interest and Other Income. Interest and other income was approximately $1.1 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively. Interest and other income during the year ended December 31, 2023 included approximately $1.0 million in federal/state governmental grants recognized. In response to the coronavirus pandemic, the federal government and some states provided funds to providers of seniors housing communities. We recorded these grant funds as other income in the accompanying consolidated statements of operations as all conditions of the grant had been met. Interest and other income also included approximately $0.8 million in interest income from investments in U.S. Treasuries for the year ended December 31, 2023.
Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $45.9 million and $41.9 million for the years ended December 31, 2024 and 2023, respectively. The increase in interest expense and loan cost amortization was primarily due to an increase in our weighted average interest costs from the refinancing of our 2023 Credit Facilities in December 2023 and an increase in the amortization of debt issuance cost incurred as part of the refinancing. During the years ended December 31, 2024 and 2023, we were able to partially mitigate the full impact from the elevated interest rate environment through the interest rate protection we put in place as part of our overall variable debt hedging strategy.
Net Operating Income
We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI. We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties. We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We aggregate NOI on a “same-store” basis for comparable properties that we have owned during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the years ended December 31, 2024 and 2023 (in thousands) and the amount invested in properties as of December 31, 2024 and 2023 (in millions):

	Years Ended December 31,		Change
	2024	2023	$	%
Net loss	$(14,418)	$(25,664)
Adjusted to exclude:
General and administrative expenses	8,759	9,101
Financing coordination fees	—	2,671
Asset management fees	13,353	13,856
Depreciation and amortization	50,689	51,234
Other expenses, net of other income	44,717	38,760
Income tax expense	611	560
Same-store NOI	$103,711	$90,518	$13,193	14.6%
Invested in operating properties, end of period	$1,740	$1,739

Overall, our same-store NOI for the year ended December 31, 2024 increased by approximately $13.2 million, as compared to the prior year. Same-store NOI increased primarily due to an increase in average occupancy and increases in rates charged to our residents during the year ended December 31, 2024, partially offset by higher operating expenses.
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

The following table presents a reconciliation of net income to FFO and MFFO for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to common stockholders	$(14,462)	$(25,698)	$(1,453)
Adjustments:
Depreciation and amortization	50,689	51,234	54,242
Gain on sale of real estate (1)	—	—	(6,282)
Gain on change of control of a joint venture (2)	—	—	(8,376)
FFO adjustments attributable to noncontrolling interests (3)	(51)	(49)	821
FFO attributable to common stockholders	36,176	25,487	38,952
Straight-line rent adjustments (4)	1,701	1,737	1,209
Amortization of premium for debt investments	—	(17)	(42)
Realized loss on extinguishment of debt (5)	—	130	28
MFFO adjustments attributable to noncontrolling interests(3)	(1)	(4)	12
MFFO attributable to common stockholders	$37,876	$27,333	$40,159
Weighted average number of shares of common stock outstanding (basic and diluted)	173,942	173,958	173,960
Net loss per share (basic and diluted)	$(0.08)	$(0.15)	$(0.01)
FFO per share (basic and diluted)	$0.21	$0.15	$0.22
MFFO per share (basic and diluted)	$0.22	$0.16	$0.23
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
(3)On November 1, 2024, we acquired the remaining 5% noncontrolling interest in our consolidated joint venture from our co-venture partner and currently own a 100% interest in this joint venture. We no longer have any noncontrolling interests.
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
Related-Party Transactions
Our Advisor and its affiliates are entitled to reimbursement of certain costs incurred on our behalf in connection with our organization, acquisitions, dispositions and operating activities. To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (“Expense Year”), commencing with the Expense Year ending June 30, 2013, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceed the greater of the 2% or 25% threshold. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the Expense Year ended December 31, 2024, the Company did not incur operating expenses in excess of the limitation.

See Item 8. “Financial Statements and Supplemental Data – Note 8. Related Party Arrangements” in the accompanying consolidated financial statements for additional information.
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
Basis of Presentation and Consolidation. Our consolidated financial statements will include our accounts, the accounts of our wholly owned subsidiaries and through November 1, 2024, the accounts of a variable interest entity (“VIE”) in which we were the primary beneficiary. All material intercompany accounts and transactions will be eliminated in consolidation.
In accordance with the guidance for the consolidation of a VIE, we are required to identify entities for which control is achieved through means other than voting rights and to determine the primary beneficiary of our VIE. We qualitatively assess whether we are the primary beneficiary of a VIE and consider various factors including, but not limited to, the design of the entity, its organizational structure including decision-making ability and financial agreements, our ability and the rights of others to participate in policy making decisions, as well as our ability to replace the VIE manager and/or liquidate the entity.
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
The following is a schedule as of December 31, 2024 of our variable rate debt maturities for each of the next five years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value(1)
Variable rate debt	$308	$569,542	$—	$—	$—	$—	$569,850	$569,847
Average interest rate on variable rate debt(2)	2.36% + Term SOFR	2.36% + Term SOFR	—%	—%	—%	—%	2.36% + Term SOFR
_______________
FOOTNOTES:
(1)The estimated fair value of our fixed and variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2024. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.
(2)Term SOFR is defined in the respective debt agreement.
Management estimates that a hypothetical one-percentage point increase in variable rates, compared to variable rates as of December 31, 2024, disregarding the impact of our interest rate protection in place, would increase interest expense by approximately $5.7 million on an annualized basis based on variable rate debt outstanding as of December 31, 2024. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in SOFR does not factor in a potential change in variable rate debt levels or interest rate protection provided by interest rate caps and swaps.
As of December 31, 2024, the Company’s debt is comprised of approximately 65.8% in variable rate debt with current interest rate protection and approximately 34.2% of unhedged variable rate debt. The remaining unhedged variable rate debt primarily relates to our 2023 Credit Facilities. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CNL Healthcare Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNL Healthcare Properties, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules appearing under Item 8 as listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Analysis of Real Estate Assets for Indicators of Impairment

As described in Notes 2 and 4 to the consolidated financial statements, the net carrying value of the Company’s real estate investment properties was $1.2 billion as of December 31, 2024. Real estate assets are reviewed by management on an ongoing basis to determine whether there are any impairment indicators. Management considers potential impairment indicators to primarily include (i) changes in a real estate asset’s operating performance, such as a current period net operating loss combined with a history of net operating losses, or a projection or forecast that demonstrates continuing losses associated with the use of a real estate asset or (ii) a current expectation that, more likely than not, a real estate asset will be sold or otherwise disposed of significantly before the end of its previously estimated holding period.
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
March 10, 2025

We have served as the Company's auditor since 2010.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
ASSETS	2024	2023
Real estate investment properties, net (including VIE $0 and $30,041, respectively)	$1,244,663	$1,279,137
Cash (including VIE $0 and $1,515, respectively)	44,011	54,097
Restricted cash (including VIE $0 and $8, respectively)	1,602	1,791
Other assets (including VIE $0 and $246, respectively)	19,095	19,127
Deferred rent, lease incentives and intangibles, net	9,970	11,386
Total assets	$1,319,341	$1,365,538
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net (including VIE $0 and $20,622, respectively)	$15,748	$36,569
Credit facilities	550,389	541,840
Accounts payable and accrued liabilities (including VIE $0 and $1,411, respectively)	28,871	31,322
Other liabilities (including VIE $0 and $216, respectively)	11,225	10,475
Due to related parties	1,327	1,292
Total liabilities	607,560	621,498
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 187,958 shares issued and 175,274 shares outstanding	1,739	1,739
Capital in excess of par value	1,515,799	1,516,806
Accumulated income	60,248	74,710
Accumulated distributions	(864,932)	(847,120)
Accumulated other comprehensive income	(1,073)	(2,572)
Total stockholders' equity	711,781	743,563
Noncontrolling interest	—	477
Total equity	711,781	744,040
Total liabilities and equity	$1,319,341	$1,365,538
The abbreviation VIE above means variable interest entity (Note 6).
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Rental income and related revenues	$27,298	$26,920	$26,862
Resident fees and services	338,662	314,560	295,799
Total revenues	365,960	341,480	322,661
Operating expenses:
Property operating expenses	245,537	235,524	226,845
General and administrative expenses	8,759	9,101	10,209
Asset management fees	13,353	13,856	14,074
Property management fees	16,712	15,438	14,703
Financing coordination fees	—	2,671	—
Depreciation and amortization	50,689	51,234	54,242
Total operating expenses	335,050	327,824	320,073
Gain on sale of real estate	—	—	6,282
Operating income	30,910	13,656	8,870
Other income (expense):
Interest and other income	1,141	3,113	4,663
Interest expense and loan cost amortization	(45,858)	(41,873)	(21,781)
Gain on change of control of a joint venture	—	—	8,376
Total other expense	(44,717)	(38,760)	(8,742)
(Loss) income before income taxes	(13,807)	(25,104)	128
Income tax expense	(611)	(560)	(540)
Net loss	(14,418)	(25,664)	(412)
Less: Amounts attributable to noncontrolling interests	44	34	1,041
Net loss attributable to common stockholders	$(14,462)	$(25,698)	$(1,453)

Net loss per share of common stock (basic and diluted)	$(0.08)	$(0.15)	$(0.01)
Weighted average number of shares of common stock outstanding (basic and diluted)	173,942	173,958	173,960
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net loss	$(14,418)	$(25,664)	$(412)
Other comprehensive (loss) income:
Unrealized gain (loss) on derivative financial instruments, net	1,499	(2,556)	(26)
Total other comprehensive loss	1,499	(2,556)	(26)
Comprehensive loss	(12,919)	(28,220)	(438)
Less: Comprehensive income attributable to noncontrolling interest	44	34	1,041
Comprehensive loss attributable to common stockholders	$(12,963)	$(28,254)	$(1,479)
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Income (Loss)	Accumulated Distributions	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interest	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2021	173,960	$1,740	$1,516,926	$101,861	$(811,493)	$10	$809,044	$1,717	$810,761
Net (loss) income	—	—	—	(1,453)	—	—	(1,453)	1,041	(412)
Other comprehensive loss	—	—	—	—	—	(26)	(26)	—	(26)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,215)	(2,215)
Cash distributions declared ($0.10240 per share)	—	—	—	—	(17,814)	—	(17,814)	—	(17,814)
Balance at December 31, 2022	173,960	$1,740	$1,516,926	$100,408	$(829,307)	$(16)	$789,751	$543	$790,294
Redemptions of common stock	(18)	(1)	(120)	—	—	—	(121)	—	(121)
Net (loss) income	—	—	—	(25,698)	—	—	(25,698)	34	(25,664)
Other comprehensive loss	—	—	—	—	—	(2,556)	(2,556)	—	(2,556)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(100)	(100)
Cash distributions declared ($0.10240 per share)	—	—	—	—	(17,813)	—	(17,813)	—	(17,813)
Balance at December 31, 2023	173,942	$1,739	$1,516,806	$74,710	$(847,120)	$(2,572)	$743,563	$477	$744,040
Net (loss) income	—	—	—	(14,462)	—	—	(14,462)	44	(14,418)
Other comprehensive gain	—	—	—	—	—	1,499	1,499	—	1,499
Purchase of noncontrolling interest	—	—	(1,007)	—	—	—	(1,007)	(521)	(1,528)
Cash distributions declared ($0.10240 per share)	—	—	—	—	(17,812)	—	(17,812)	—	(17,812)
Balance at December 31, 2024	173,942	$1,739	$1,515,799	$60,248	$(864,932)	$(1,073)	$711,781	$—	$711,781
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(14,418)	$(25,664)	$(412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,689	51,234	54,242
Amortization of loan costs	5,221	2,440	2,769
Amortization of premium for debt investments	—	(17)	(42)
Amortization of discounts	—	(760)	(151)
Straight-line rent adjustments	1,701	1,737	1,209
Loss on extinguishment of debt	—	131	28
Gain on sale of real estate	—	—	(6,282)
Gain on change of control of a joint venture	—	—	(8,376)
Other non-cash operating activities	1,043	4,140	984
Changes in operating assets and liabilities:
Other assets	(3,411)	(1,933)	(640)
Accounts payable and accrued liabilities	(2,449)	1,143	76
Other liabilities	1,879	(392)	450
Due to related parties	35	(105)	(9)
Net cash flows provided by operating activities	40,290	31,954	43,846
Investing activities:
Acquisition of joint venture interest, net of cash acquired	—	—	(1,134)
Net proceeds from sale of real estate	—	—	36,655
Capital expenditures	(16,142)	(15,868)	(17,789)
Purchase of held-to-maturity securities	—	(4,880)	(24,209)
Proceeds from maturity of short-term securities	—	30,000	—
Other investing activities	—	—	291
Net cash (used in) provided by investing activities	$(16,142)	$9,252	$(6,186)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Financing activities:
Distributions to stockholders	$(17,812)	$(17,813)	$(17,814)
Draws under credit facilities	16,000	190,770	45,000
Repayments on credit facilities	(10,000)	(190,770)	—
Principal payments on mortgages and other notes payable	(20,968)	(25,284)	(46,294)
Purchase of interest rate caps	(100)	(3,285)	(116)
Payment of loan costs	(15)	(12,449)	(328)
Purchase of noncontrolling interests	(1,528)	—	—
Distributions to noncontrolling interests	—	(100)	(2,215)
Other financing activities	—	39	—
Net cash flows used in financing activities	(34,423)	(58,892)	(21,767)
Net (decrease) increase in cash and restricted cash	(10,275)	(17,686)	15,893
Cash and restricted cash at beginning of period	55,888	73,574	57,681
Cash and restricted cash at end of period	$45,613	$55,888	$73,574

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$41,209	$34,900	$17,020
Cash paid for taxes, net	$823	$687	$801
See accompanying notes to consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024

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
In 2017, the Company began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders. As part of executing under possible strategic alternatives, the Company’s board of directors committed to a plan to sell 70 properties, which included medical office buildings, post-acute care facilities, acute care hospitals and several skilled nursing facilities across the U.S. The Company completed the sale of the last of the 70 properties in 2022.
As of December 31, 2024, the Company’s seniors housing portfolio was geographically diversified with properties in 26 states and consisted of interests in 70 properties, including 69 seniors housing communities and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs). In addition, most of the Company’s investments have been wholly owned, although, it has, to a lesser extent, invested through partnerships with other entities where it was believed to be appropriate and beneficial.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation — The accompanying consolidated financial statements include the Company’s accounts, the accounts of wholly owned subsidiaries and through November 1, 2024, the accounts of a variable interest entities (“VIE”) in which the Company was the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.
In accordance with the guidance for the consolidation of a VIE, the Company was required to identify entities for which control was achieved through means other than voting rights and to determine the primary beneficiary of its VIE. The Company qualitatively assessed whether it was the primary beneficiary of a VIE and considered various factors including, but not limited to, the design of the entity, its organizational structure including decision-making ability and financial agreements, its ability and the rights of others to participate in policy making decisions, as well as its ability to replace the VIE manager and/or liquidate the entity. On November 1, 2024, the Company acquired the remaining 5% non-controlling interest and as of December 31, 2024, did not have any interests in a VIE.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
2.    Summary of Significant Accounting Policies (Continued)
Grant Income — In response to the coronavirus pandemic, the federal government and some states provided funds to providers of seniors housing communities. These funds were deemed federal/state governmental grants, provided that the recipients attested to and complied with certain terms and conditions. Grant income is recognized upon receipt of the funds and when all the conditions of the grant have been met. During the years ended December 31, 2024, 2023 and 2022, the Company recorded approximately $44.0 thousand, $1.0 million and $4.3 million respectively, as other income in the accompanying consolidated statements of operations as all conditions of the grant had been met.
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
YEAR ENDED DECEMBER 31, 2024
2.    Summary of Significant Accounting Policies (Continued)
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
Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less. As of December 31, 2024, certain of the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safeguarding principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
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
Loan Costs — Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest method. As of December 31, 2024 and 2023, the accumulated amortization of loan costs, after removal of fully amortized loan costs during 2023, was approximately $6.0 million and $1.2 million, respectively.
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
YEAR ENDED DECEMBER 31, 2024
2.    Summary of Significant Accounting Policies (Continued)
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
Derivative Financial Instruments — The Company uses or has used derivative financial instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. Upon entry into a derivative, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company accounts for derivatives through the use of a fair value concept whereby the derivative positions are stated at fair value in other assets or in other liabilities in the accompanying consolidated balance sheets. The fair value of derivatives used to hedge or modify risk fluctuates over time. As such, the fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transaction and to the overall reduction in the exposure relating to adverse fluctuations in interest rates on the Company’s variable-rate debt. Realized and unrealized gain (loss) on derivative financial instruments designated by the Company as cash flow hedges are reported as a component of other comprehensive income (loss), a component of stockholders’ equity, in the accompanying consolidated statements of comprehensive income (loss) to the extent they are effective; reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
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
The estimated fair value of accounts payable and accrued liabilities approximates the carrying value as of December 31, 2024 and 2023 because of the relatively short maturities of the obligations.
Mortgages and Other Notes Payable — Mortgages and other notes payable are recorded at the stated principal amount and are generally collateralized by the Company’s properties. Mortgages and other notes payable assumed in connection with an acquisition are recorded at fair market value as of the date of the acquisition.
Share-Based Payments to Non-Employees — In connection with the Expense Support Agreement that was terminated effective June 8, 2023 described in Note 8. “Related Party Arrangements,” the Company previously agreed to issue restricted stock to the Advisor (“Restricted Stock”) on an annual basis in exchange for providing expense support in the event that cash distributions declared exceed MFFO as defined by the Expense Support Agreement.
The Restricted Stock issued is forfeited if stockholders do not ultimately receive their original invested capital back with at least a 6% annualized return of investment upon a future liquidity or disposition event of the Company. Upon issuance of Restricted Stock, the Company measures the fair value at its then-current lowest aggregate fair value pursuant to ASC 505-50. On the date in which the Advisor satisfies the vesting criteria, the Company remeasures the fair value of the Restricted Stock pursuant to ASC 505-50 and records expense equal to the difference between the original fair value and that of the remeasurement date. In addition, given that performance is outside the control of the Advisor and involves both market conditions and counterparty performance conditions, the shares are treated as unissued for accounting purposes and the Company only includes the Restricted Stock in the calculation of diluted earnings per share to the extent their effect is dilutive and the vesting conditions have been satisfied as of the reporting date.
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
Net Income (Loss) per Share — Net income (loss) per share is calculated based upon the weighted average number of shares of common stock outstanding (and excludes the Restricted Stock shares issued to the Advisor under the Expense Support Agreement) during the period in which the Company was operational. Refer to Note 8. “Related Party Arrangements” for additional information on the Restricted Stock shares.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
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
Investment in Unconsolidated Entity — As of December 31, 2021, the Company held an interest in five properties through a 75% interest in an unconsolidated joint venture (the “Windsor Manor Joint Venture”), which was accounted for as an equity method investment. Effective January 1, 2022, the Company acquired the remaining 25% interest in the Windsor Manor Joint Venture from its joint venture partner for approximately $3.3 million. As a result, the Company obtained a 100% controlling interest in the Windsor Manor Joint Venture and consolidated the Windsor Manor Joint Venture. The acquisition was accounted for as an asset acquisition. As such, no goodwill was recognized in the acquisition.
As the Company previously held an equity method investment in the Windsor Manor Joint Venture, the acquisition resulted in a gain on change of control of a joint venture of approximately $8.4 million, representing the difference between the fair market value and the carrying value of the equity method investment on the acquisition date.
Recently Adopted Accounting Pronouncements — In November 2023, the FASB issued ASU 2023-07, “Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280)”, which requires incremental disclosures related to a public entity’s reportable segments. This ASU was effective for the Company for fiscal years beginning after December 15, 2023, and did not have a material impact on the Company's consolidated financial statements and disclosures. Refer to Note 14. “Segment Information” for additional information.
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
2.    Summary of Significant Accounting Policies (Continued)
In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosures in the notes of the financial statements of certain categories of expenses that are included in expense line items on the face of the income statement. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will evaluate the impact adopting ASU 2024-03 will have on the Company's consolidated financial statements and disclosures.
3.    Revenue
The following table presents disaggregated revenue related to the Company’s resident fees and services during the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	Number of Units (Unaudited)			Revenues (in millions)			Percentage of Revenues
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Resident fees and services:
Independent living	2,222	2,222	2,223	$86.8	$80.7	$74.1	25.6%	25.7%	25.0%
Assisted living	3,048	3,039	3,041	168.9	156.8	146.9	49.9	49.8	49.7
Memory care	923	932	932	66.0	61.5	60.6	19.5	19.5	20.5
Other revenues	—	—	—	17.0	15.6	14.2	5.0	5.0	4.8
	6,193	6,193	6,196	$338.7	$314.6	$295.8	100.0%	100.0%	100.0%
4.    Real Estate Assets, net
The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Land and land improvements	$138,307	$137,393
Building and building improvements	1,512,240	1,502,579
Furniture, fixtures and equipment	118,216	113,034
Less: accumulated depreciation	(524,100)	(473,869)
Real estate investment properties, net	$1,244,663	$1,279,137
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
Depreciation expense on the Company’s real estate investment properties, net was approximately $50.6 million, $50.1 million and $50.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
5.    Operating Leases
As of December 31, 2024, the Company owned 15 seniors housing properties that have been leased to two tenants under triple-net operating leases. Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities and, therefore, such amounts are not included in the Company’s consolidated financial statements. However, if the tenant does not pay the real estate taxes, the Company will be liable for such amounts. As of December 31, 2024, the total annualized property tax assessed on these properties was approximately $3.3 million.
As of December 31, 2024, the Company’s triple-net operating leases had a weighted average remaining lease term of 2.7 years based on annualized base rents expiring between 2025 and 2032. The Company’s tenants hold options to extend the lease terms at certain properties for five-year periods, which are generally subject to similar terms and conditions provided under the initial lease term, including rent increases. The Company’s lease term is determined based on the non-cancellable lease term unless economic incentives make it reasonably certain that an extension option will be exercised, in which case the Company includes the extended lease term.
The following are future minimum lease payments for the Company’s 15 senior housing properties to be received under non-cancellable operating leases for the next five years and thereafter, in the aggregate, as of December 31, 2024 (in thousands):

2025	$21,075
2026	9,287
2027	9,556
2028	9,843
2029	10,138
Thereafter	23,279
$83,178
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
6.    Variable Interest Entity
As of December 31, 2023, the Company had net assets in one subsidiary classified as a VIE. This subsidiary was a joint venture in which the Company’s equity interest consisted of non-substantive protective voting rights. The Company determined it was the primary beneficiary and held a controlling financial interest in the subsidiary due to its power to direct the activities that most significantly impacted the economic performance of this entity, as well as its obligation to absorb the losses and its right to receive benefits from this entity that could potentially be significant to this entity. As such, the transactions and accounts of this VIE were included in the accompanying consolidated financial statements. The Company purchased the remaining noncontrolling interest in this entity in November 2024 and now owns a 100% controlling interest in the joint venture. As of December 31, 2024, the Company had no remaining VIEs.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
6.    Variable Interest Entity (Continued)
The aggregate carrying amount and major classifications of the consolidated assets that could be used to settle obligations of the VIE and liabilities of the consolidated VIE that were non-recourse to the Company as of December 31, 2024 and 2023, were as follows (in thousands):

	As of December 31,
	2024	2023
Assets:
Real estate investment properties, net	$—	$30,041
Cash	$—	$1,515
Restricted cash	$—	$8
Other assets	$—	$246
Liabilities:
Mortgages and other notes payable, net	$—	$20,622
Accounts payable and accrued liabilities	$—	$1,411
Other liabilities	$—	$216

7.    Indebtedness
The following table provides details of the Company’s indebtedness as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Mortgages payable and other notes payable:
Fixed rate debt(1)	$—	$20,668
Variable rate debt(1)(2)(5)	15,850	16,150
Loan costs, net	(102)	(249)
Total mortgages and other notes payable, net	15,748	36,569
Credit facilities:
2023 Revolving Credit Facility(3)(4)(5)	204,000	198,000
2023 Term Loan Facility(3)(4)(5)	350,000	350,000
Loan costs, net related to Term Loan Facilities	(3,611)	(6,160)
Total credit facilities, net	550,389	541,840
Total indebtedness, net	$566,137	$578,409
_______________
FOOTNOTES:
(1)As of December 31, 2024 and 2023, the Company’s mortgages and other notes payable were collateralized by five and six properties, respectively, with total carrying value of approximately $18.9 million and $51.0 million, respectively.
(2)As of December 31, 2024 and 2023, the Company had interest rate protection through an interest rate cap with a notional amount of $8.0 million for each period. Refer to Note 9. “Derivative Financial Instruments” for additional information.
(3)During the years ended December 31, 2024 and 2023, the Company had interest rate protection through interest rate swaps and caps which as of each of December 31, 2024 and 2023, had notional amounts of $367.0 million. Refer to Note 9. “Derivative Financial Instruments” for additional information.
(4)As of December 31, 2024 and 2023, the Company had undrawn availability under the 2023 Revolving Credit Facility of approximately $46.0 million and $52.0 million, respectively, based on the commitments from lenders and the value of the properties in the unencumbered pool of assets supporting the loan.
(5)Term SOFR plus an applicable margin (as defined in the respective agreements governing our credit facilities and one mortgage loan) was approximately 4.43% and 5.45% as of December 31, 2024 and 2023, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
7.    Indebtedness (Continued)
The following table details the Company’s mortgages and other notes payable as of December 31, 2024 and 2023 (in thousands):

Property and Loan Type	Interest Rate at December 31, 2024	Payment Terms	Maturity Date	December 31,
				2024	2023
Watercrest at Katy; Mortgage Loan	3.25% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	11/15/2024	$—	$20,668
	Total fixed rate debt			—	20,668
Windsor Manor Communities; Mortgage Loan (1)	Term SOFR + 0.10% + 2.50% per annum	Monthly principal and interest payments based on a 25-year amortization schedule	2/28/2026	15,850	16,150
	Total variable rate debt			15,850	16,150
	Total mortgages and other notes payable			$15,850	$36,818
_______________
FOOTNOTES:
(1)This loan has two one-year extension options.
In March 2024, the Company used cash on hand to pay down approximately $10.0 million of amounts outstanding under the Company’s 2023 Revolving Credit Facility. In November 2024, the Company borrowed $16.0 million available under the 2023 Revolving Credit Facility and used cash on hand to repay a fixed rate mortgage loan of approximately $20.2 million collateralized by one property (owned through a consolidated joint venture through November 1, 2024), that matured in November 2024. The Company also repaid approximately $0.8 million of scheduled principal payments on its mortgages and other notes payable during the year ended December 31, 2024.
In March 2023, the Company used cash on hand to repay a mortgage loan of approximately $22.8 million collateralized by one property in advance of its scheduled maturity of June 2023. In addition to the repayments described below, during the year ended December 31, 2023, the Company repaid approximately $1.1 million of scheduled principal payments related to its secured mortgage notes.
In January 2023, the Company exercised its one-year extension option and extended the maturity date of the previous revolving credit facility from May 2023 to May 2024. In December 2023, the Company refinanced the $548 million outstanding under the previous credit facilities in advance of their May 2024 maturity. The new facility has a $600 million commitment, consists of a $350 million senior unsecured term loan (the “2023 Term Loan Facility”) and a $250 million senior unsecured 2023 Revolving Credit Facility, collectively, the “2023 Credit Facilities”. The 2023 Credit Facilities require interest only payments through their maturity date of May 31, 2026, bear interest based on term SOFR plus 10 basis points plus an applicable margin of 225 basis points. Each of the 2023 Revolving Credit Facility and 2023 Term Loan Facility is pre-payable at any time in whole or part without fees or penalties. The Company paid the Advisor a financing coordination fee of approximately $6.0 million in connection with this transaction. Refer to Note 8. “Related Party Arrangements” for additional information. The Company is required to pay an unused fee of 0.20% of the unused portion of the commitment amount under the 2023 Revolving Credit Facility if usage is less than 50% and an unused fee of 0.15% if usage under such facility is greater than 50%. The Company is also required to enter into interest rate cap or swap agreements with respect to a portion of the aggregate outstanding principal amount under the 2023 Credit Facilities. In December 2023, the Company entered into a two-year interest swap agreement with a weighted average swap price of 4.4% to hedge a portion of the unsecured 2023 Credit Facilities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
7.    Indebtedness (Continued)
In January 2023, the Company used a portion of its cash on hand to make a $1.4 million unscheduled principal payment on a mortgage loan collateralized by five properties. In June 2023, the Company refinanced the remaining $16.1 million balance relating to this mortgage loan with the existing lender. This mortgage loan had a LIBOR-based benchmark rate and was scheduled to mature in February 2024. In connection with the refinancing, the Company amended certain terms and transitioned its benchmark rate from LIBOR to Term SOFR effective June 30, 2023, extended the maturity date from February 2024 to February 2026 and obtained two one-year extension options. The Company paid the Advisor a financing coordination fee of approximately $0.2 million related to this transaction. Refer to Note 8. “Related Party Arrangements” for additional information.
As part of the Company’s hedging strategy, the Company entered into interest rate cap agreements and an interest swap agreement to hedge a portion of its variable rate debt. See Note 9. “Derivative Financial Instruments” for additional information. The interest rate cap premiums incurred and amounts received from interest swap and interest rate cap counterparties are included in interest expense and loan costs amortization in the accompanying consolidated statements of operations.
The following is a schedule of future principal payments for the Company’s total indebtedness for the next five years and thereafter, in the aggregate, as of December 31, 2024 (in thousands):

2025	$308
2026	569,542
2027	—
2028	—
2029	—
Thereafter	—
$569,850
The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of December 31, 2024 and 2023 (in millions):

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$15.9	$15.7	$36.8	$36.6
Credit facilities, net(1)	$554.0	$550.4	$548.0	$541.8
_______________
FOOTNOTE:
(1)The carrying value of credit facilities, net includes unamortized debt issuance costs of approximately $3.6 million and $6.2 million as of December 31, 2024 and 2023, respectively.
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
7.    Indebtedness (Continued)
The 2023 Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the 2023 Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 70% of adjusted FFO (as defined per the 2023 Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of December 31, 2024, the Company was in compliance with all financial covenants related to its 2023 Credit Facilities.
Generally, the loan agreements for the Company’s mortgage loans contain customary financial covenants and ratios; including (but not limited to) the following: debt service coverage ratio, minimum occupancy levels, limitations on incurrence of additional indebtedness, etc. The loan agreements also contain customary events of default and remedies for the lenders. As of December 31, 2024, the Company was in compliance with all financial covenants related to its mortgage loan.
8.    Related Party Arrangements
The Company is externally advised and has no direct employees. Certain of the Company’s executive officers are executive officers of or are on the board of managers of the Advisor.
In connection with services provided to the Company, affiliates are entitled to the following fees:
Advisor — The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, offering, acquisition and operating activities. Pursuant to the Advisory Agreement, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties (including its proportionate share of properties acquired through joint ventures) for services rendered in connection with the selection, evaluation, structure and purchase of assets. The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing. In addition, the Advisor is entitled to receive a monthly asset management fee equal to 0.8% per annum, based on the average real estate asset value (as defined in the advisory agreement) of the Company’s properties, including its proportionate share of properties owned through joint ventures. In June 2023, the Company renewed its Advisory Agreement with the Advisor for an additional two years through June 2025 and amended the terms of its advisory agreement with the Advisor. The amendment (i) revised the defined term “real estate asset value” from the greater of to the lesser of cost basis or the current independent valuation (before non-cash reserves and depreciation), and (ii) subordinated 0.05% of the 0.80% per annum asset management fee paid by the Company to the Advisor (based on the monthly average of the sum of the Company’s and the Operating Partnership’s respective daily real estate asset value). The subordinated fee will be forfeited and not paid to the Advisor in the event the Company does not achieve certain performance thresholds during certain measurement periods. No amounts were subordinated in accordance with the amended advisory agreement during the years ended December 31, 2024 and 2023.
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
YEAR ENDED DECEMBER 31, 2024
8.    Related Party Arrangements (Continued)
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
Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters commencing with the Expense Year ending June 30, 2013, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors (“Expense Cap Test”). In performing the Expense Cap Test, the Company uses operating expenses on a GAAP basis after making adjustments. The Company did not incur operating expenses in excess of the Limitation during the Expense Years ended December 31, 2024, 2023 and 2022.
Expense Support and Restricted Stock Agreement — Pursuant to the expense support and restricted stock agreement by and between the Company and the Advisor (as amended, the “Expense Support Agreement”), which was terminated effective June 2023, the Company’s Advisor agreed to forgo the payment of fees in cash and accept Restricted Stock for services in an amount equal to the positive excess, if any, of (a) Aggregate Stockholder Cash Distributions declared for the applicable year, over (b) aggregate MFFO, each as defined in the Expense Support Agreement. The Restricted Stock issued is subordinated and forfeited to the extent that stockholders do not receive their invested capital plus a 6% cumulative non-compounded annual return upon ultimate liquidity of the Company. Any amounts settled, and for which restricted stock shares were issued pursuant to the Expense Support Agreement, have been permanently settled and the Company has no further obligation to pay such amounts. The termination of the Expense Support Agreement in June 2023 does not impact the previously issued Restricted Stock.
No amounts were settled or paid in the form of Restricted Stock in accordance with the expense support agreements for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, approximately $13.6 million of asset management fees had been settled in exchange for approximately 1.3 million shares of Restricted Stock. The number of Restricted Stock shares granted to the Advisor in lieu of payment in cash was determined by dividing the expense support amount for the respective determination date by the then-current NAV per share. At grant date, no fair value was assigned to the Restricted Stock shares as the shares were valued at zero, which represented the lowest possible value estimated at vesting. In addition, the Restricted Stock shares have been treated as unissued for financial reporting purposes because the vesting criteria had not been met as of December 31, 2024.
Cash distributions paid on Restricted Stock shares for each of the years ended December 31, 2024, 2023 and 2022, were approximately $0.136 million. The cash distributions on Restricted Stock shares were recognized as compensation expense as declared and included in general and administrative expense in the accompanying consolidated statements of operations.
CNL Capital Markets LLC — CNL Capital Markets LLC, an affiliate of CNL, receives a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the term of the agreement. For each of the years ended December 31, 2024, 2023 and 2022, the Company incurred approximately $0.9 million in such fees. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
8.    Related Party Arrangements (Continued)
The expenses and fees incurred by and reimbursable to the Company’s related parties, including amounts included in income from discontinued operations, for the years ended December 31, 2024, 2023 and 2022, and related amounts unpaid as of December 31, 2024 and 2023 are as follows (in thousands):

	Years Ended December 31,			Unpaid amounts as of (1)
	2024	2023	2022	December 31, 2024	December 31, 2023
Reimbursable expenses:
Operating expenses (2)	$2,738	$2,721	$3,056	$211	$180
	2,738	2,721	3,056	211	180

Investment services fee (3)	28	—	60	—	—
Disposition fee (4)	—	—	195	—	—
Financing coordination fees (5)	—	6,163	—	—	—
Asset management fees	13,353	13,856	14,074	1,116	1,112
	$16,119	$22,740	$17,385	$1,327	$1,292
_______________
FOOTNOTES:
(1)Amounts are recorded as due to related parties in the accompanying consolidated balance sheets.
(2)Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations unless such amounts represent prepaid expenses, which are capitalized in the accompanying consolidated balance sheets.
(3)For the year ended December 31, 2024 and 2022, the Company incurred approximately $0.03 million and $0.06 million in investment services fees. The fees incurred during the year ended December 31, 2024, were included in additional paid in capital in the accompanying consolidated balance sheets. The fees incurred during the year ended December 31, 2022, were capitalized and included in real estate assets, net in the accompanying consolidated balance sheets. For the year ended December 31, 2023, the Company did not incur any investment services fees.
(4)Amounts are recorded as a reduction to gain on sale of real estate in the accompanying consolidated statements of operations.
(5)For the year ended December 31, 2023, the Company incurred financing coordination fees of approximately $6.2 million, related to the refinancing of the Company’s existing credit facilities and a loan associated with certain operating properties, of which approximately $2.7 million was expensed in the accompanying consolidated statement of operations, approximately $3.5 million were capitalized as loan costs and reflected in other assets or in credit facilities in the accompanying consolidated balance sheets. The Company did not incur any financing coordination fees for the years ended December 31, 2024 and 2022.

9.    Derivative Financial Instruments
The following summarizes the terms of the Company's interest swaps and the corresponding liability as of December 31, 2024 and 2023 (in thousands):

Notional Amount(1)	Strike	Credit Spread (2)	Trade	Forward	Maturity Date	Fair Value Asset (Liability) as of December 31,
						2024	2023
Swaps
$267,000	4.40%	2.35%	12/7/2023	12/1/2023	12/1/2025	$(689)	$(1,678)
$80,000	4.54%	2.35%	12/8/2023	12/1/2023	12/1/2025	$(307)	$(706)
$20,000	4.54%	2.35%	12/8/2023	12/1/2023	12/1/2025	$(77)	$(177)
_______________
FOOTNOTE:
(1)Amounts related to the interest swaps held by the Company are recorded at fair value and included in other liabilities in the accompanying consolidated balance sheets.
(2)The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
9.    Derivative Financial Instruments (Continued)
The following summarizes the gross and net presentation of amounts related to the Company’s derivative financial instruments as of December 31, 2024 and 2023 (in thousands):

	Gross and net amounts of asset (liability)			Gross amounts
	as of December 31, 2024			as of December 31, 2024
Notional Amount	Gross Amount	Offset Amount	Net Amount	Financial Instruments	Cash Collateral	Net Amount
Swaps
$267,000	$(689)	$—	$(689)	$(689)	$—	$(689)
$80,000	$(307)	$—	$(307)	$(307)	$—	$(307)
$20,000	$(77)	$—	$(77)	$(77)	$—	$(77)

	Gross and net amounts of asset (liability)			Gross amounts
	As of December 31, 2023			as of December 31, 2023
Notional Amount	Gross Amount	Offset Amount	Net Amount	Financial Instruments	Cash Collateral	Net Amount
Swaps
$267,000	$(1,678)	$—	$(1,678)	$(1,678)	$—	$(1,678)
$80,000	$(706)	$—	$(706)	$(706)	$—	$(706)
$20,000	$(177)	$—	$(177)	$(177)	$—	$(177)

During the years ended December 31, 2024 and 2023, the Company purchased short term interest rate caps and periodically replaced them, relating to approximately $16 million of variable rate secured indebtedness (each with notional values of $8.0 million with strike prices ranging between 3.0% and 3.5%). The company paid approximately $0.1 million and $0.2 million in interest rate cap premiums during the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, the fair value of these interest rate caps were $0 and $0.06 million, respectively, and included in other assets in the accompanying consolidated balance sheets.
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
10.    Equity
Stockholders’ Equity:
Purchase of Noncontrolling Interest —As of December 31, 2023, the Company indirectly owned one property through a 95% controlling interest in the Watercrest at Katy Joint Venture, its only subsidiary classified as a VIE. Effective November 1, 2024, the Company acquired the remaining 5% interest in the subsidiary from its non-controlling interest venture partner for approximately $1.5 million and as a result, owns a 100% controlling interest in the Watercrest at Katy Joint Venture. The Company recorded approximately $0.5 million as a reduction of noncontrolling interest and approximately $1.0 million as a reduction to capital in excess of par value in the accompanying consolidated balance sheets.
Distributions — In March 2022, the Board approved a reduction in the quarterly distribution rate from $0.0512 per share to $0.0256 per share starting with the first quarter 2022 distribution. For each of the years ended December 31, 2024, 2023 and 2022, the Company declared cash distributions of approximately $17.8 million, and all of which were paid in cash to stockholders.
The tax composition of the Company’s distributions declared for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
	2024	2023	2022
Return of capital	100.00%	100.00%	100.00%
Other comprehensive income (loss) — The following table reflects the effect of derivative financial instruments held by the Company and included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Derivative financial instruments	Gain (loss) recognized in other comprehensive loss on derivative financial instruments			Location of gain (loss) reclassified into earnings	Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings
	Years Ended December 31,				Years Ended December 31,
	2024	2023	2022		2024	2023	2022
Interest rate swaps	$1,488	$(2,561)	$—	Interest expense and loan cost amortization	$—	$—	$—
Interest rate caps	11	5	(26)	Interest expense and loan cost amortization	(173)	(3,325)	(82)
Total	$1,499	$(2,556)	$(26)		$(173)	$(3,325)	$(82)
The Company does not expect any amounts related to interest rate caps or swaps to be reclassified into earnings in the next 12 months.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
11.    Income Taxes
For the years ended December 31, 2024, 2023 and 2022, the Company recorded net current tax expense and deferred tax assets related to deferred income at its TRS entities. The components of the income tax expense for the years ended December 31, 2024, 2023 and 2022, excluding amounts related to discontinued operations, were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$(16)	$(12)	$(10)
State	(595)	(548)	(530)
Total current expense	(611)	(560)	(540)
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred expense	—	—	—
Income tax expense	$(611)	$(560)	$(540)
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are as follows:

	2024	2023
Carryforwards of net operating loss	$20,946	$20,895
Other	914	931
Valuation allowance	(21,860)	(21,826)
Deferred tax assets, net	$—	$—
A reconciliation of the income tax expense computed at the statutory U.S. federal tax rate on income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2024		2023		2022
Tax (expense) benefit computed at federal statutory rate	$2,899	21.00%	$5,272	21.00%	$(27)	(21.00)%
Impact of REIT election	(3,316)	(24.02)	(3,893)	(15.50)	5,714	4,465.61
State income tax expense net of federal benefit	(160)	(1.16)	196	0.78	630	492.27
Effect of change in valuation allowance	(34)	(0.25)	(2,135)	(8.51)	(6,857)	(5,358.79)
Income tax expense	$(611)	(4.43)%	$(560)	(2.23)%	$(540)	(421.91)%

The Company’s TRS entities had net operating loss carryforwards for federal and state purposes of approximately $76.9 million and $78.3 million as of December 31, 2024 and 2023, respectively, to offset future taxable income. If not utilized, the federal net operating loss carryforwards will begin to expire in 2032, with $64.3 million having an indefinite carryforward period. State net operating loss carryforwards are currently subject to various expirations. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. The tax years 2021 and forward remain subject to examination by taxing authorities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
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
13.    Concentration of Credit Risk
For the years ended December 31, 2024, 2023 and 2022, the Company had a geographical concentration accounting for 10% or more of its total revenues, as follows:

	Type of Concentration	Years Ended December 31,
		2024	2023	2022
State of Texas (1)	Geographical	20.6%	21.2%	20.6%
_______________
FOOTNOTE:
(1)Includes rental income and related revenues and resident fees and services. Adverse economic developments in this geographical area could significantly impact the Company’s results of operations and cash flows from operations, which in turn would impact its ability to pay debt service and make distributions to stockholders.
14.    Segment Information
Operating segments are components of an entity for which separate financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Management evaluates the Company’s seniors housing properties regardless of type or ownership structure as a single reportable segment as a result of aggregating multiple operating segments, because all of the Company's properties have similar economic characteristics and provide similar services to similar types of residents. The CODM consists of the Chief Executive Officer and the Chief Operating Officer.
The CODM has concluded that the measure of operating performance most consistent with the Company’s consolidated financial statements by which the CODM assesses segment performance and allocates resources is net operating income (“NOI”). NOI is used as a key performance metric by the CODM for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. The CODM does not receive asset information by segment.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
14.    Segment Information (Continued)
NOI, defined as total revenues less the property operating expenses and property management fees from managed properties (collectively the significant expenses), is reconciled to consolidated net loss in the table below (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenues:
Rental income and related revenues	$27,298	$26,920	$26,862
Resident fees and services	338,662	314,560	295,799
Total revenues	365,960	341,480	322,661
Property operating expenses:
Property operating expenses	245,537	235,524	226,845
Property management fees	16,712	15,438	14,703
Total property operating expenses	262,249	250,962	241,548
Net operating income (NOI)	103,711	90,518	81,113
Other expenses (income):
General and administrative expenses	8,759	9,101	10,209
Asset management fees	13,353	13,856	14,074
Financing coordination fees	—	2,671	—
Depreciation and amortization	50,689	51,234	54,242
Gain on sale of real estate	—	—	(6,282)
Interest and other income	(1,141)	(3,113)	(4,663)
Interest expense and loan cost amortization	45,858	41,873	21,781
Gain on change of control of a joint venture	—	—	(8,376)
Income tax	611	560	540
Total other expenses	118,129	116,182	81,525
Net loss	$(14,418)	$(25,664)	$(412)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Year
2022	Deferred tax asset valuation allowance	$(11,832)	$(6,870)	$(989)	$(19,691)
	Allowance for credit losses	(3,140)	(902)	2,439	(1,603)
		$(14,972)	$(7,772)	$1,450	$(21,294)

2023	Deferred tax asset valuation allowance	$(19,691)	$(2,135)	$—	$(21,826)
	Allowance for credit losses	(1,603)	(814)	1,514	(903)
		$(21,294)	$(2,949)	$1,514	$(22,729)

2024	Deferred tax asset valuation allowance	$(21,826)	$(34)	$—	$(21,860)
	Allowance for credit losses	(903)	(870)	1,055	(718)
		$(22,729)	$(904)	$1,055	$(22,578)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2024 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Primrose Retirement Community of Casper Casper, Wyoming	$—	$1,910	$16,310	$74	$455	$—	$1,984	$16,766	$—	$18,750	$(5,747)	2004	2/16/2012	(1)
Primrose Retirement Community of Grand Island Grand Island, Nebraska	—	719	12,140	113	18	—	832	12,160	—	12,992	(4,336)	2005	2/16/2012	(1)
Primrose Retirement Community of Mansfield Mansfield, Ohio	—	650	16,720	308	134	—	958	16,854	—	17,812	(6,046)	2007	2/16/2012	(1)
Primrose Retirement Community of Marion Marion, Ohio	—	889	16,305	125	26	—	1,014	16,332	—	17,346	(5,736)	2006	2/16/2012	(1)
Sweetwater Retirement Community Billings, Montana	—	1,578	14,205	19	129	—	1,597	14,334	—	15,931	(4,864)	2006	2/16/2012	(1)
HarborChase of Villages Crossing Lady Lake, Florida ("The Villages")	—	2,165	—	1,048	15,623	—	3,213	15,624	—	18,837	(4,685)	2013	8/29/2012	(1)
Primrose Retirement Community Cottages Aberdeen, South Dakota	—	311	3,794	13	12	—	324	3,806	—	4,130	(1,265)	2005	12/19/2012	(1)
Primrose Retirement Community of Council Bluffs Council Bluffs, Iowa (“Omaha”)	—	1,144	11,117	59	38	—	1,203	11,155	—	12,358	(3,820)	2008	12/19/2012	(1)
Primrose Retirement Community of Decatur Decatur, Illinois	—	513	16,706	192	212	—	705	16,918	—	17,623	(5,557)	2009	12/19/2012	(1)
Primrose Retirement Community of Lima Lima, Ohio	—	944	17,115	22	34	—	966	17,149	—	18,115	(5,599)	2006	12/19/2012	(1)
Primrose Retirement Community of Zanesville Zanesville, Ohio	—	1,184	17,292	—	117	—	1,184	17,409	—	18,593	(5,692)	2008	12/19/2012	(1)
Capital Health of Symphony Manor Baltimore, Maryland	—	2,319	19,444	7	405	—	2,326	19,849	—	22,175	(6,367)	2011	12/21/2012	(1)
Curry House Assisted Living & Memory Care Cadillac, Michigan	—	995	11,072	45	506	—	1,040	11,578	—	12,618	(3,684)	1966	12/21/2012	(1)
Tranquillity at Fredericktowne Frederick, Maryland	—	808	14,291	41	6,913	—	849	21,204	—	22,053	(7,558)	2000	12/21/2012	(1)
Brookridge Heights Assisted Living & Memory Care Marquette, Michigan	—	595	11,339	137	5,236	—	732	16,575	—	17,307	(6,124)	1998	12/21/2012	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
AS OF DECEMBER 31, 2024 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Woodholme Gardens Assisted Living & Memory Care Pikesville, Maryland (“Baltimore”)	$—	$1,603	$13,472	$65	$173	$—	$1,668	$13,645	$—	$15,313	$(4,430)	2010	12/21/2012	(1)
HarborChase of Jasper Jasper, Alabama	—	355	6,358	23	109	—	378	6,467	—	6,845	(1,965)	1998	7/31/2013	(1)
Raider Ranch Lubbock, Texas	—	4,992	48,818	828	13,868	—	5,820	62,685	—	68,505	(18,133)	2009	8/29/2013	(1)
Town Village Oklahoma City, Oklahoma	—	1,020	19,847	205	2,245	—	1,225	22,092	—	23,317	(6,779)	2004	8/29/2013	(1)
Prestige Senior Living Beaverton Hills Beaverton, Oregon	—	1,387	10,324	13	114	—	1,400	10,438	—	11,838	(3,105)	2000	12/2/2013	(1)
Prestige Senior Living High Desert Bend, Oregon	—	835	11,252	17	469	—	852	11,721	—	12,573	(3,597)	2003	12/2/2013	(1)
MorningStar of Billings Billings, Montana	—	4,067	41,373	126	795	—	4,193	42,168	—	46,361	(13,225)	2009	12/2/2013	(1)
MorningStar of Boise Boise, Idaho	—	1,663	35,752	438	829	—	2,101	36,581	—	38,682	(10,818)	2007	12/2/2013	(1)
Prestige Senior Living Huntington Terrace Gresham, Oregon (“Portland”)	—	1,236	12,083	11	535	—	1,247	12,618	—	13,865	(3,744)	2000	12/2/2013	(1)
MorningStar of Idaho Falls Idaho Falls, Idaho	—	2,006	40,397	200	1,257	—	2,206	41,654	—	43,860	(12,422)	2009	12/2/2013	(1)
Prestige Senior Living Arbor Place Medford, Oregon	—	355	14,083	17	1,031	—	372	15,114	—	15,486	(4,373)	2003	12/2/2013	(1)
Prestige Senior Living Orchard Hills Salem, Oregon	—	545	15,544	141	296	—	686	15,840	—	16,526	(4,657)	2002	12/2/2013	(1)
Prestige Senior Living Southern Hills Salem, Oregon	—	653	10,753	88	193	—	741	10,945	—	11,686	(3,274)	2001	12/2/2013	(1)
MorningStar of Sparks Sparks, Nevada	—	3,986	47,968	69	1,384	—	4,055	49,352	—	53,407	(14,839)	2009	12/2/2013	(1)
Prestige Senior Living Five Rivers Tillamook, Oregon	—	1,298	14,064	18	647	—	1,316	14,710	—	16,026	(4,579)	2002	12/2/2013	(1)
Prestige Senior Living Riverwood Tualatin, Oregon (“Portland”)	—	1,028	7,429	12	243	—	1,040	7,672	—	8,712	(2,363)	1999	12/2/2013	(1)
Prestige Senior Living Auburn Meadows Auburn, Washington ("Seattle")	—	2,537	17,261	214	3,398	—	2,751	20,659	—	23,410	(5,606)	2003/2010	2/3/2014	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
AS OF DECEMBER 31, 2024 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Prestige Senior Living Bridgewood Vancouver, Washington ("Portland")	$—	$1,603	$18,172	$34	$923	$—	$1,637	$19,095	$—	$20,732	$(5,456)	2001	2/3/2014	(1)
Prestige Senior Living Monticello Park Longview, Washington	—	1,981	23,056	15	949	—	1,996	24,004	—	26,000	(6,784)	2001/2010	2/3/2014	(1)
Prestige Senior Living Rosemont Yelm, Washington	—	668	14,564	20	755	—	688	15,319	—	16,007	(4,316)	2004	2/3/2014	(1)
Wellmore of Tega Cay Tega Cay, South Carolina ("Charlotte")	—	2,445	—	2,760	23,521	—	5,205	23,521	—	28,726	(7,461)	2015	2/7/2014	(1)
Isle at Cedar Ridge Cedar Park, Texas ("Austin")	—	1,525	16,277	—	839	—	1,525	17,116	—	18,641	(5,174)	2011	2/28/2014	(1)
Prestige Senior Living West Hills Corvallis, Oregon	—	842	12,603	11	971	—	853	13,574	—	14,427	(3,943)	2002	3/3/2014	(1)
HarborChase of Plainfield Plainfield, Illinois	—	1,596	21,832	160	365	—	1,756	22,197	—	23,953	(6,470)	2010	3/28/2014	(1)
Legacy Ranch Alzheimer's Special Care Center Midland, Texas	—	917	9,982	34	555	—	951	10,537	—	11,488	(3,036)	2012	3/28/2014	(1)
The Springs Alzheimer's Special Care Center San Angelo, Texas	—	595	9,658	9	210	—	604	9,868	—	10,472	(2,932)	2012	3/28/2014	(1)
Isle at Watercrest - Bryan Bryan, Texas	—	3,223	40,581	90	3,266	—	3,313	43,846	—	47,159	(13,017)	2011	4/21/2014	(1)
Isle at Watercrest - Mansfield Mansfield, Texas ("Dallas/Fort Worth")	—	997	24,635	8	513	—	1,005	25,148	—	26,153	(7,086)	2011	5/5/2014	(1)
Watercrest at Katy Katy, Texas ("Houston")	—	4,000	—	142	34,421	—	4,142	34,421	—	38,563	(7,412)	2016	6/27/2014	(1)
Watercrest at Mansfield Mansfield, Texas ("Dallas/Fort Worth")	—	2,191	42,740	53	1,728	—	2,244	44,468	—	46,712	(12,468)	2010	6/30/2014	(1)
HarborChase of Shorewood Shorewood, Wisconsin ("Milwaukee")	—	2,200	—	304	19,890	—	2,504	19,890	—	22,394	(4,811)	2015	7/8/2014	(1)
Fairfield Village of Layton Layton, Utah ("Salt Lake City")	—	5,217	54,167	382	803	—	5,599	54,970	—	60,569	(15,760)	2010	11/20/2014	(1)
Primrose Retirement Center of Anderson Anderson, Indiana ("Muncie")	—	1,342	19,083	47	39	—	1,389	19,122	—	20,511	(5,176)	2008	5/29/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
AS OF DECEMBER 31, 2024 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Primrose Retirement Center of Lancaster Lancaster, Ohio ("Columbus")	$—	$2,840	$21,884	$51	$377	$—	$2,891	$22,261	$—	$25,152	$(6,596)	2007	5/29/2015	(1)
Primrose Retirement Center of Wausau Wausau, Wisconsin ("Green Bay")	—	1,089	18,653	3	46	—	1,092	18,699	—	19,791	(4,852)	2008	5/29/2015	(1)
Superior Residences of Panama City Panama City Beach, Florida	—	2,099	19,367	14	1,526	—	2,113	20,893	—	23,006	(5,310)	2015	7/15/2015	(1)
The Hampton at Meadows Place Fort Bend, Texas ("Houston")	—	715	24,281	11	575	—	726	24,856	—	25,582	(6,131)	2007/2013/ 2014	7/31/2015	(1)
The Pavilion at Great Hills Austin, Texas	—	1,783	29,318	71	451	—	1,854	29,769	—	31,623	(7,413)	2010	7/31/2015	(1)
The Beacon at Gulf Breeze Gulf Breeze, Florida ("Pensacola")	—	824	24,106	96	455	—	920	24,561	—	25,481	(6,322)	2008	7/31/2015	(1)
Parc at Piedmont Marietta, Georgia ("Atlanta")	—	3,529	43,080	38	2,227	—	3,567	45,307	—	48,874	(11,491)	2001/2011	7/31/2015	(1)
Parc at Duluth Duluth, Georgia ("Atlanta")	—	5,951	42,458	102	3,408	—	6,053	45,866	—	51,919	(11,388)	2003/2012	7/31/2015	(1)
Waterstone on Augusta Greenville, South Carolina	—	2,253	—	2,117	20,953	—	4,370	20,954	—	25,324	(5,242)	2017	8/31/2015	(1)
Wellmore of Lexington Lexington, South Carolina ("Columbia")	—	2,300	—	3,219	43,149	—	5,519	43,148	—	48,667	(9,886)	2017	9/14/2015	(1)
Palmilla Senior Living Albuquerque, New Mexico	—	4,701	38,321	93	402	—	4,794	38,723	—	43,517	(9,804)	2013	9/30/2015	(1)
Cedar Lake Assisted Living and Memory Care Lake Zurich, Illinois ("Chicago")	—	2,412	25,126	49	172	—	2,461	25,298	—	27,759	(6,399)	2014	9/30/2015	(1)
The Shores of Lake Phalen Maplewood, Minnesota ("St. Paul")	—	2,724	25,093	18	138	—	2,742	25,231	—	27,973	(6,286)	2012	11/10/2015	(1)
Dogwood Forest of Grayson Grayson, Georgia	—	1,788	—	126	22,096	—	1,914	22,096	—	24,010	(4,326)	2017	11/24/2015	(1)
Park Place Senior Living at WingHaven O'Fallon, Missouri ("St. Louis")	—	1,283	48,221	151	1,402	—	1,434	49,623	—	51,057	(12,012)	2006/2014	12/17/2015	(1)
Hearthside Senior Living of Collierville Collierville, Tennessee ("Memphis")	—	1,756	13,379	75	49	—	1,831	13,428	—	15,259	(3,393)	2014	12/29/2015	(1)

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
AS OF DECEMBER 31, 2024 (in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period (2)							Life on which depreciation in latest income statement is computed
Property/Location	Encum- brances	Land & Land Improvements	Building and Building Improvements	Land & Land Improvements	Building and Building Improvements	Construction in Process	Land & Land Improvements	Building and Building Improvements	Construction in Process	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Albuquerque, New Mexico – Vacant Land Albuquerque, New Mexico	$—	$1,056	$—	$—	$—	$—	$1,056	$—	$—	$1,056	$—	—	9/7/2017	(1)
Finton Assisted Living Vinton, Iowa	2,377	1,083	3,439	3	15	—	1,086	3,454	—	4,540	(403)	2007	8/31/2012	(1)
Webster City Assisted Living Webster City, Iowa	2,161	912	3,794	84	19	—	996	3,813	—	4,809	(458)	2007	8/31/2012	(1)
Nevada Assisted Living Nevada, Iowa	4,828	1,749	7,196	11	—	—	1,760	7,196	—	8,956	(532)	2011	8/31/2012	(1)
Grinnell Assisted Living Grinnell, Iowa	4,611	1,690	4,454	53	30	—	1,743	4,484	—	6,227	(534)	2005	4/2/2013	(1)
Indianola Assisted Living Indianola, Iowa	1,873	986	3,369	10	41	—	996	3,410	—	4,406	(379)	2004	4/2/2013	(1)
	$15,850	$123,155	$1,267,517	$15,152	$244,723	$—	$138,307	$1,512,240	$—	$1,650,547	$(425,448)
Transactions in real estate and accumulated depreciation as of December 31, 2024 are as follows:

Balance December 31, 2021	$1,630,482	Balance December 31, 2021	$(303,767)
2022 Acquisitions (3)	28,672	2022 Depreciation	(43,781)
2022 Improvements	11,339	2022 Accumulated depreciation on dispositions	9,198
2022 Dispositions	(38,525)	Balance December 31, 2022	(338,350)
Balance December 31, 2022	1,631,968	2023 Depreciation	(43,220)
2023 Improvements	8,004	2023 Accumulated depreciation on dispositions	—
2023 Dispositions	—	Balance December 31, 2023	(381,570)
Balance at December 31, 2023	1,639,972	2024 Depreciation	(43,878)
2024 Improvements	10,575	2024 Accumulated depreciation on dispositions	—
2024 Dispositions	—	Balance December 31, 2024	$(425,448)
Balance at December 31, 2024	$1,650,547
_______________
FOOTNOTES:
(1)Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)The aggregate cost for federal income tax purposes is approximately $1.8 billion.
(3)Represents the consolidation of the five properties held by the Windsor Manor Joint Venture, effective January 1, 2022.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accounting firm during the period ended December 31, 2024.
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
Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).
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
Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our directors and executive officers as of March 5, 2025 were as follows:

Name	Age	Position
James M. Seneff, Jr.	78	Director and Chairman of the Board
Stephen H. Mauldin	56	Director, Vice Chairman of the Board, President and Chief Executive Officer
James Chandler Martin	74	Independent Director and Audit Committee Financial Expert
Michael P. Haggerty	72	Independent Director
J. Douglas Holladay	78	Independent Director
Ixchell C. Duarte	58	Chief Financial Officer, Senior Vice President and Treasurer
		(Principal Financial and Principal Accounting Officer)
John R. McRae	54	Senior Vice President
Tracey B. Bracco	45	General Counsel, Senior Vice President and Secretary

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

As a result of these professional and other experiences, Mr. Martin possesses particular knowledge of, among other things, systems of internal controls, risk management best practices, sound corporate governance, and the relationship between liquidity, leverage and capital adequacy, which strengthens the Board’s collective knowledge, capabilities and experience.

Michael P. Haggerty, Independent Director. Mr. Haggerty joined the Board as an independent director in April 2012. Mr. Haggerty was a partner at Jackson Walker, LLC, a Dallas-based law firm, for more than 37 years, where he headed the Firm’s finance group. Mr. Haggerty’s commercial real estate practice included the negotiation, structuring, and documentation of interim and permanent financing of office buildings, shopping centers, retirement facilities, restaurants, industrial properties, and multi-family residential projects. The credit facilities involved both single asset and portfolio transactions; multi-state transactions; partnerships, corporations, REITs, conduits, and pension funds; equity participations; loan participations; letters of credit; multi-creditor facilities; and commercial and residential mortgage warehouse lines of credit. In January 2016, Mr. Haggerty left Jackson Walker, LLC to become the executor of the Estate of Bert Fields, Jr. The estate owned extensive oil and gas properties, the controlling ownership interest of North Dallas Bank & Trust and a ranching operation. In that role, Mr. Haggerty served as the President of Fields Oil & Gas Company, LLC and Fields Cattle Company, LLC. Mr. Haggerty is a director of North Dallas Bank & Trust Co., serving on the executive, audit, loan, investment, marketing and compensation committees. Mr. Haggerty is also President of a private family investment company, Kamimac, LLC. Active in the Dallas community, Mr. Haggerty was chairman of the board for the Dallas Zoo, the YMCA of Metropolitan Dallas and Momentous Institute. He is a past president of the Salesmanship Club of Dallas which sponsors the CJ Cup Byron Nelson, a top PGA tournament. Mr. Haggerty serves currently on the board of the Salesmanship Club Foundation and the Stallings Award Foundation. Mr. Haggerty attained a B.B.A. from the University of Georgia and a J.D. from the University of Virginia School of Law. Since 1978, Mr. Haggerty is admitted to practice law in the state of Texas.

As a result of these professional and other experiences, Mr. Haggerty possesses particular knowledge of real estate and commercial law, which strengthens the Board’s collective knowledge, capabilities and experience.

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

As a result of these professional and other experiences, Mr. Holladay possesses particular knowledge of real estate investment and finance and the capital markets, which strengthens the Board’s collective knowledge, capabilities and experience.

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
Board Meetings and Attendance
The Board of Directors held five meetings in 2024. All three independent directors attended 100% of the meetings of the Board. Although the Company does not have a policy on director attendance at the annual meetings of stockholders, directors are encouraged to do so.
Committees of the Board
Audit Committee
The Company has a standing Audit Committee, the members of which are selected by the Board each year. The Audit Committee, which is composed entirely of Independent Directors, is chaired by an Independent Director. The current membership of the Audit Committee and other descriptive information is summarized below.

Independent Directors	Position
J. Chandler Martin	C, E
Michael P. Haggerty	M
J. Douglas Holladay	M
Number of 2024 Meetings	5
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
In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors. In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work. During the year ended December 31, 2024, the Audit Committee held a total of four meetings, including four meetings with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to the filing of such reports with the SEC (the Commission”). Each member of the Audit Committee attended 100% of the meetings.
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
Insider Trading Policy
The Company’s officers and directors are subject to the CNL Financial Group Insider Trading Policy which governs the purchase, sale, and/or other disposition of our securities by our officers and directors which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy is filed as an exhibit to this report.
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

Board of Directors
James M. Seneff, Jr.
Stephen H. Mauldin
J. Chandler Martin
Michael P. Haggerty
J. Douglas Holladay
Compensation Discussion and Analysis
The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2024. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.
If the Company determines to compensate named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.
Compensation of Directors
Two of our directors, Messrs. Seneff and Mauldin, are employed by and receive compensation from affiliates of our Advisor. We do not separately compensate them for their services as directors to the Company. Below is information regarding the compensation program in effect during 2024 for our independent directors.

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
The following table gives information regarding the compensation we provided to our directors in 2024.

Name	Fees Earned or Paid in Cash	Total Compensation
James M. Seneff, Jr. (Chairman)	$—	$—
Stephen H. Mauldin	—	—
J. Chandler Martin	120,000	120,000
Michael P. Haggerty	100,000	100,000
J. Douglas Holladay	100,000	100,000

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
The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 1% of the total shares outstanding at March 5, 2025.

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
(2)The number of shares of our common stock beneficially owned by any director or executive officer did not exceed 0.1% of the total shares outstanding as of March 5, 2025.
Five Percent Stockholders
There are no persons who are known to us to be the beneficial owners of more than 5% of our outstanding common stock as of December 31, 2024 or March 5, 2025.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company is externally advised and has no direct employees. In addition, certain directors and officers hold similar positions with the Managing Dealer, our Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to certain fees as described in Item 8. “Financial Statements and Supplementary Data–Note 8. Related Party Arrangements.”
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

During 2024, the Company’s Total Operating Expenses incurred represented approximately 1.2% of Average Invested Assets, as each term is defined in the Company’s Charter. During 2024, the Company’s Total Operating Expenses incurred represented approximately 58.4% of Net Income, as each term is defined in the Company’s Charter.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Auditor Fees
PricewaterhouseCoopers LLP serves as the Company’s principal accounting firm and audited the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023.
The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2024 and 2023, and fees billed for other services rendered (for audit and non-audit services and all “out-of-pocket” costs incurred in connection with these services) by PricewaterhouseCoopers LLP during these periods.

	Years Ended December 31,
	2024	2023
Audit fees	$797,000	$827,900
Audit-related fees	—	—
Tax fees	369,047	385,050
All other fees	—	—
Total Fees	$1,166,047	$1,212,950
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
Audit-Related Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as audit-related fees during the years ended December 31, 2024 and 2023.
Tax Fees – Consists of services related to corporate tax compliance, including preparation of corporate tax returns, review of the tax treatments for certain expenses, tax due diligence or other consulting fees.
All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2024 and 2023.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)List of Documents Filed as a Part of This Report.
(1)Index to Consolidated Financial Statements:
CNL Healthcare Properties, Inc.
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
(2)Index to Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024
(3)Index to Exhibits (refer below).
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

10.12	Schedule of Omitted Documents (Filed herewith.)

19.1	Insider Trading Policy (Filed herewith.)

Exhibit No.	Description
21.1	Subsidiaries of the Registrant (Filed herewith.)

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1
Certification of Chief Executive Officer and Chief Financial Officer of CNL Healthcare Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101
The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of March 2025.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 10, 2025
JAMES M. SENEFF, JR.

/s/ Michael P. Haggerty	Independent Director	March 10, 2025
MICHAEL P. HAGGERTY

/s/ J. Douglas Holladay	Independent Director	March 10, 2025
J. DOUGLAS HOLLADAY

/s/ J. Chandler Martin	Independent Director	March 10, 2025
J. CHANDLER MARTIN

Vice Chairman of the Board, Chief Executive Officer and President
/s/ Stephen H. Mauldin		March 10, 2025
STEPHEN H. MAULDIN	(Principal Executive Officer)

/s/ Ixchell C. Duarte	Chief Financial Officer, Senior Vice President and Treasurer	March 10, 2025
IXCHELL C. DUARTE	(Principal Financial Officer and Principal Accounting Officer)