Form 10-Q
period 2025-03-31
CNL Healthcare Properties, Inc.
filed 2025-05-08
CIK 1496454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
The number of shares of common stock of the registrant outstanding as of May 7, 2025 was 175,274,045.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Condensed Consolidated Financial Information
CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

ASSETS	March 31, 2025	December 31, 2024
Real estate investment properties, net	$1,234,228	$1,244,663
Cash	50,949	44,011
Restricted cash	2,366	1,602
Other assets	16,334	19,095
Deferred rent, lease incentives and intangibles, net	9,567	9,970
Total assets	$1,313,444	$1,319,341
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net	$—	$15,790
Credit facilities, net	566,992	550,347
Accounts payable and accrued liabilities	28,289	28,871
Other liabilities	11,816	11,225
Due to related parties	1,454	1,327
Total liabilities	608,551	607,560
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 187,958 shares issued and 175,274 shares outstanding	1,739	1,739
Capital in excess of par value	1,515,799	1,515,799
Accumulated income	57,680	60,248
Accumulated distributions	(869,385)	(864,932)
Accumulated other comprehensive loss	(940)	(1,073)
Total stockholders' equity	704,893	711,781
Total liabilities and equity	$1,313,444	$1,319,341

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Rental income and related revenues	$6,834	$6,800
Resident fees and services	88,805	82,281
Total revenues	95,639	89,081
Operating expenses:
Property operating expenses	64,259	60,632
General and administrative expenses	2,336	2,216
Asset management fees	3,489	3,337
Property management fees	4,377	4,040
Depreciation and amortization	12,712	12,525
Total operating expenses	87,173	82,750
Operating income	8,466	6,331
Other income (expense):
Interest and other income	113	359
Interest expense and loan cost amortization	(10,985)	(11,595)
Total other expense	(10,872)	(11,236)
Loss before income taxes	(2,406)	(4,905)
Income tax expense	(162)	(115)
Net loss	(2,568)	(5,020)
Less: Amounts attributable to noncontrolling interests	—	15
Net loss attributable to common stockholders	$(2,568)	$(5,035)

Net loss per share of common stock (basic and diluted)	$(0.01)	$(0.03)
Weighted average number of shares of common stock outstanding (basic and diluted)	173,942	173,942
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(2,568)	$(5,020)
Other comprehensive income:
Unrealized gain on derivative financial instruments	133	3,491
Total other comprehensive income	133	3,491
Comprehensive loss	(2,435)	(1,529)
Less: Comprehensive income attributable to noncontrolling interest	—	15
Comprehensive loss attributable to common stockholders	$(2,435)	$(1,544)
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)
(in thousands, except per share data)

						Accumulated
	Common Stock		Capital in			Other
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Total
	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity
Balance at December 31, 2024	173,942	$1,739	$1,515,799	$60,248	$(864,932)	$(1,073)	$711,781
Net loss	—	—	—	(2,568)	—	—	(2,568)
Other comprehensive income	—	—	—	—	—	133	133
Cash distributions declared ($0.0256 per share)	—	—	—	—	(4,453)	—	(4,453)
Balance at March 31, 2025	173,942	$1,739	$1,515,799	$57,680	$(869,385)	$(940)	$704,893

						Accumulated
	Common Stock		Capital in			Other	Total	Non-
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders'	controlling	Total
	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2023	173,942	$1,739	$1,516,806	$74,710	$(847,120)	$(2,572)	$743,563	$477	$744,040
Net (loss) income	—	—	—	(5,035)	—	—	(5,035)	15	(5,020)
Other comprehensive income	—	—	—	—	—	3,491	3,491	—	3,491
Cash distributions declared ($0.0256 per share)	—	—	—	—	(4,453)	—	(4,453)	—	(4,453)
Balance at March 31, 2024	173,942	$1,739	$1,516,806	$69,675	$(851,573)	$919	$737,566	$492	$738,058

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net cash flows provided by operating activities	$14,300	$7,148
Investing activities:
Capital expenditures	(2,259)	(2,652)
Net cash flows used in investing activities	(2,259)	(2,652)
Financing activities:
Distributions to stockholders	(4,453)	(4,453)
Repayments on credit facilities	—	(10,000)
Draws under credit facilities	16,000	—
Principal payments on mortgages and other notes payable	(15,850)	(218)
Other financing activities	(36)	(7)
Net cash flows used in financing activities	(4,339)	(14,678)
Net increase (decrease) in cash and restricted cash	7,702	(10,182)
Cash and restricted cash at beginning of period	45,613	55,888
Cash and restricted cash at end of period	$53,315	$45,706
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
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
As of March 31, 2025, the Company’s seniors housing portfolio was geographically diversified with properties in 26 states and consisted of interests in 70 properties, including 69 seniors housing communities and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2025 may not be indicative of the results that may be expected for the year ending December 31, 2025. Amounts as of December 31, 2024 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The accompanying unaudited condensed consolidated financial statements include the Company’s accounts and the accounts of wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant assumptions are made in the analysis of real estate impairments (when such impairments exist), the valuation of contingent assets and liabilities, and the valuation of restricted common stock (“Restricted Stock”) shares issued to the Advisor through December 31, 2016 pursuant to the Company’s Expense Support Agreement with the Advisor (the “Expense Support Agreement”). Accordingly, actual results could differ from those estimates.
Reclassifications — Certain amounts in the prior years’ consolidated financial statements and schedules have been reclassified to conform to the current year’s presentation.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
2.Summary of Significant Accounting Policies (continued)
Recently Adopted Accounting Pronouncements — In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes as well as additional information about reconciling items if certain quantitative thresholds are met. This pronouncement will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The pronouncement was effective for fiscal years beginning after December 15, 2024 and all entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The Company is currently evaluating the impact that the adoption of this pronouncement will have on the Company’s annual tax disclosures.
Recent Accounting Pronouncements — In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosures in the notes of the financial statements of certain categories of expenses that are included in expense line items on the face of the income statement. This pronouncement is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on the Company's consolidated financial statements and disclosures.
3.Revenue
The following table presents disaggregated revenue related to the Company’s resident fees and services during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2025	2024	2025	2024	2025	2024
Independent living	2,222	2,222	$22.6	$21.3	25.5%	25.9%
Assisted living	3,048	3,039	45.1	40.8	50.8	49.6
Memory care	923	932	16.8	16.1	18.9	19.6
Other revenues	—	—	4.3	4.1	4.8	4.9
	6,193	6,193	$88.8	$82.3	100.0%	100.0%

4.Real Estate Assets, net
The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
Land and land improvements	$138,456	$138,307
Building and building improvements	1,514,905	1,512,240
Furniture, fixtures and equipment	117,661	118,216
Less: accumulated depreciation	(536,794)	(524,100)
Real estate investment properties, net	$1,234,228	$1,244,663
Depreciation expense on the Company’s real estate investment properties, net was approximately $12.7 million and $12.5 million for the three months ended March 31, 2025 and 2024, respectively.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
5.Indebtedness
In March 2025, the Company repaid secured indebtedness of approximately $15.8 million, consisting of debt collateralized by five properties in advance of its scheduled maturity in February 2026 using available borrowings under its $250 million senior unsecured revolving credit facility (the “2023 Revolving Credit Facility”).
The following is a schedule of future principal payments for the Company’s total indebtedness for the remainder of 2025, each of the next four years and thereafter, in the aggregate, as of March 31, 2025 (in thousands):

2025	$—
2026	570,000
2027	—
2028	—
2029	—
Thereafter	—
$570,000
The Company has approximately $570.0 million outstanding under its unsecured term loan and the 2023 Revolving Credit Facility (collectively the “2023 Credit Facilities”), as of the balance sheet date which mature in May 2026. As of the balance sheet date, the Company does not have sufficient cash on hand to satisfy these obligations. Based on management’s historical experience in the debt market, and initial indications from the market and discussions with existing and potential lenders, the Company believes it is probable it will be successful in refinancing the amounts outstanding under the 2023 Credit Facilities. The Company’s low leverage profile, along with current and anticipated cash flows, are expected to be sufficient to support a refinancing of the current outstanding indebtedness while maintaining reasonable debt service coverage ratios. There can be no assurance that the refinancing will occur or will occur on the terms currently contemplated. If sufficient refinancing cannot be arranged under an unsecured facility to satisfy the outstanding obligations due in May 2026, it may impact the Company’s ability to continue its operations. The Company believes it has other options to meet its obligation. These other options include, but are not limited to, refinancing with lending institutions as a secured loan facility, issuing mortgages collateralized by unencumbered properties in its portfolio and/or selling all or a portion of the 69 unencumbered properties and using net sales proceeds to satisfy the obligation.
The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$—	$—	$15.9	$15.7
Credit facilities, net (1)	$570.0	$567.0	$554.0	$550.3
______________________________
FOOTNOTE:
(1)The carrying value of credit facilities, net includes unamortized debt issuance costs of approximately $3.0 million and $3.7 million as of March 31, 2025 and December 31, 2024, respectively.
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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
5.Indebtedness (continued)
The Company’s 2023 Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the 2023 Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 70% of adjusted FFO (as defined per the 2023 Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of March 31, 2025, the Company was in compliance with all financial covenants related to its 2023 Credit Facilities.
6.Related Party Arrangements
The Company paid approximately $0.03 million during each of the quarters and three months ended March 31, 2025 and 2024, of cash distributions on Restricted Stock issued through December 31, 2016. These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
The expenses and fees incurred by and reimbursable to the Company’s related parties for the three months ended March 31, 2025 and 2024, and related amounts unpaid as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	Three Months Ended
	March 31,		Unpaid amounts as of (1)
	2025	2024	March 31, 2025	December 31, 2024
Reimbursable expenses:
Operating expenses (2)	$629	$785	$194	$211
	629	785	194	211

Asset management fees	3,489	3,337	1,260	1,116
	$4,118	$4,122	$1,454	$1,327
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
7.Derivative Financial Instruments
The following summarizes the terms of the Company's interest rate swaps and the corresponding liability as of March 31, 2025 and December 31, 2024 (in thousands):

Notional Amount(1)	Strike	Credit Spread(2)	Trade	Forward	Maturity Date	Fair Value Liability as of
						March 31, 2025	December 31, 2024
Swaps
$267,000	4.40%	2.35%	12/7/2023	12/1/2023	12/1/2025	$(616)	$(689)
$80,000	4.54%	2.35%	12/8/2023	12/1/2023	12/1/2025	$(259)	$(307)
$20,000	4.54%	2.35%	12/8/2023	12/1/2023	12/1/2025	$(65)	$(77)
______________
FOOTNOTES:
(1)Amounts related to the interest swaps held by the Company are recorded at fair value and included in other liabilities in the accompanying condensed consolidated balance sheets.
(2)The all-in rates are equal to the sum of the Strike and Credit Spread.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
7.Derivative Financial Instruments (continued)
In January 2025, the Company purchased a short-term interest rate cap for $0.06 million, related to approximately $16 million of variable rate secured indebtedness with a notional value of $8.0 million and a strike price of 3.0%. In connection with the March 2025 repayment of this secured indebtedness described in Note 5. “Indebtedness”, the Company terminated the interest rate cap and received $0.03 million in termination proceeds. As of March 31, 2025, the Company did not have any interest rate caps. As of December 31, 2024, the Company had one interest rate cap with a fair value of $0 million which matured in January 2025.
During the three months ended March 31, 2025 and 2024, the Company reclassified approximately $0.03 million and $0.04 million, respectively, from accumulated other comprehensive income (loss) into earnings related to the Company’s interest rate caps. The loss reclassified into earnings from accumulated other comprehensive income (loss) was reported in interest expense and loan cost amortization in the condensed consolidated statements of operations. The Company did not have any interest rate caps in place as of March 31, 2025. No amounts related to the Company’s interest rate swaps were reclassified into earnings during the three months ended March 31, 2025 and 2024, and the Company does not expect any amounts related to interest rate swaps to be reclassified into earnings in the next 12 months.
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
8.    Segment Information
Operating segments are components of an entity for which separate financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Management evaluates the Company’s seniors housing properties regardless of type or ownership structure as a single reportable segment as a result of aggregating multiple operating segments, because all of the Company's properties have similar economic characteristics and provide similar services to similar types of residents. The CODM consists of the Company’s Chief Executive Officer and the Senior Vice President who oversees asset management and operations.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
8.    Segment Information (continued)
NOI, defined as total revenues less the property operating expenses and property management fees from managed properties (collectively the significant expenses), is reconciled to consolidated net loss in the table below (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Rental income and related revenues	$6,834	$6,800
Resident fees and services	88,805	82,281
Total revenues	95,639	89,081
Property operating expenses:
Property operating expenses	64,259	60,632
Property management fees	4,377	4,040
Total property operating expenses	68,636	64,672
Net operating income (NOI)	27,003	24,409
Other expenses (income):
General and administrative expenses	2,336	2,216
Asset management fees	3,489	3,337
Depreciation and amortization	12,712	12,525
Interest and other income	(113)	(359)
Interest expense and loan cost amortization	10,985	11,595
Income tax	162	115
Total other expenses	29,571	29,429
Net loss	$(2,568)	$(5,020)
9.Commitments and Contingencies
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
The Company’s Advisor has approximately 1.3 million shares of Restricted Stock that were issued through December 31, 2016 under the Company’s Expense Support Agreement that were treated as unissued for financial reporting purposes as the applicable vesting criteria had not been met as of March 31, 2025. Refer to Note 6. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares. The termination of the Expense Support Agreement in June 2023 did not impact the previously issued Restricted Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Concerning Forward-Looking Statements
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “may,” “will,” “seeks,” “should,” “could,” the negative of such terms and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, macroeconomic conditions including inflation and elevated interest rates, the recovery from the COVID-19 pandemic and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
Important factors that could cause the Company's actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to government regulation, economic, strategic, political and social conditions and the following:
•the duration of recovery to occupancy from the COVID-19 pandemic;
•a worsening economic environment in the U.S. or globally, including continued or increasing inflation, interest rate increases or financial market fluctuations;
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
For further information regarding risks and uncertainties associated with the Company’s business and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s reports filed from time to time with the SEC, including, but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, a copy of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com.
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
Introduction
The following discussion is based on the condensed consolidated financial statements as of March 31, 2025 (unaudited) and December 31, 2024. Amounts as of December 31, 2024 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

We are externally managed and advised by CNL Healthcare Corp. (the “Advisor”). Our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, and for identifying, recommending and executing on Possible Strategic Alternatives (as described below under “Possible Strategic Alternatives”), and dispositions on our behalf pursuant to the Advisory Agreement. In June 2023, we amended the Advisory Agreement and extended it through June 2025. On May 7, 2025, the Company, the Operating Partnership and the Advisor agreed to renew the Advisory Agreement for a one-year term ending June 30, 2026. For additional information on our Advisor, its affiliates or other related parties, as well as the fees and reimbursements we pay, see Note 6. “Related Party Arrangements.”
As of March 31, 2025, our seniors housing investment portfolio consisted of interests in 70 properties, consisting of a geographically diversified portfolio of 69 seniors housing communities and one vacant land parcel. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities.
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
Since its formation, the Special Committee has worked and continues to work with our financial advisor to carefully study market data and opportunities to provide liquidity judged to be in the best interest of stockholders. Economic, political and geopolitical uncertainty, along with volatility in credit and debt capital markets, have resulted in conditions that have not been conducive for dispositions of any type of large-scale strategic transaction opportunities for the company in recent years. Our Special Committee continues to work closely with our financial advisor on evaluating the potential return of constructive market conditions and we remain fully committed to our readiness, active study and pursuit of additional Possible Strategic Alternatives to provide incremental liquidity to our stockholders.
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
Portfolio Overview
As of March 31, 2025, our healthcare investment portfolio consisted of interests in 70 properties, comprising 69 seniors housing communities and one vacant land parcel.

We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of May 7, 2025:

The following table summarizes our seniors housing investment portfolio by investment structure as of May 7, 2025:

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
Portfolio Evaluation
While we are not directly impacted by the performance of the underlying properties leased to third-party tenants, we believe that the financial and operational performance of our tenants provides an indication about the stability of our tenants and their ability to pay rent. To the extent that our tenants, managers or joint venture partners experience operating difficulties and become unable to generate sufficient cash to make rent payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Our tenants and managers are generally contractually required to provide this information to us in accordance with their respective lease and/or management agreements. Therefore, in order to mitigate the aforementioned risk, we monitor our investments through a variety of methods determined by the type of property.
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
Significant Tenants and Operators
Our real estate portfolio of 69 seniors housing properties is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 10% or more of our rentable space as of May 7, 2025, excluding the vacant land parcel:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	77.5%	2025
Wellmore, LLC	2	366	22.5	2031-2032
	15	1,627	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	30.8%	2025-2026
Prestige Senior Living, LLC	13	895	14.2	2026
Morningstar Senior Management, LLC	4	834	13.2	2025
Other operators (1)	30	2,645	41.8	2025-2029
	54	6,322	100.0%
_____________________________
FOOTNOTE:
(1)Comprised of various operators, each of which comprise less than 10% of our consolidated rentable square footage.
Tenant Lease Expirations
As of March 31, 2025, we owned 15 seniors housing properties that were leased to third party tenants under triple-net operating leases. During the three months ended March 31, 2025, our rental income represented approximately 7.1% of our total revenues.
Under the terms of our triple-net lease agreements, each tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities. However, if the tenant does not pay the real estate taxes, we are liable.
We work with our tenants in advance of the lease expirations or renewal period options in order for us to maintain a balanced lease rollover schedule and high occupancy levels, as well as to enhance the value of our properties through extended lease terms. We proactively began conversations with a tenant regarding leases expiring during 2025 and are in the process of negotiating terms for these leases. Certain amendments or modifications to the terms of existing leases could require lender approval.

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2025, each of the next nine years and thereafter on our consolidated seniors housing portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of properties and percentages):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2025	13	1,261	$19,056	68.1%
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
2031	1	137	3,821	13.7
2032	1	229	5,085	18.2
2033	—	—	—	—
2034	—	—	—	—
Thereafter	—	—	—	—
Total	15	1,627	$27,962	100.0%

Weighted Average Remaining Lease Term: (3)			2.5 years
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
Operator Expirations
As of May 7, 2025, we had 54 seniors housing properties managed by third-party operators. Nearly all of our management agreements have been in place for multiple years, and some include annual auto-renewal clauses which are effective unless a notice of termination is provided by either party. We work with our operators in advance of management agreement expirations or renewal period options in order for us to maintain a balanced operator rollover schedule, which provides us flexibility to execute on possible strategic alternatives, minimize potential early termination fees and align with the broader industry. The management agreements for 25 of our managed seniors housing properties were scheduled to expire within one year or less as of March 31, 2025, all of which are expected to be renewed.
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
Weighted average occupancy was higher during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Rate increases at our properties as part of ongoing resident lease renewals combined with improved occupancy, as compared to 2024, resulted in an increase in revenues and NOI margins during the three months ended March 31, 2025.
Macro-economic and geopolitical events around the globe, in addition to a higher for longer interest rate environment, contributed to volatile credit markets in recent years. We have used and continue to use interest rate caps and swaps for interest rate protection on a portion of our variable rate debt and continue to monitor opportunities to further protect the remaining unhedged variable rate debt.

As of March 31, 2025, we had approximately $80.9 million of liquidity (consisting of $50.9 million cash on hand and $30.0 million in undrawn availability under the 2023 Revolving Credit Facility). We remain focused on maintaining liquidity and financial flexibility and continue to prioritize improving occupancy and implementing market rate increases to improve property net operating income. The rate of revenue growth, volatility in the credit markets and the current interest rate environment have impacted and may continue to impact our sources and uses of capital, financial condition, results of operations and cash flows.
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
During the three months ended March 31, 2025, we borrowed $16.0 million from our 2023 Revolving Credit Facility to repay approximately $15.8 million of secured indebtedness in advance of its February 2026 maturity. There were no borrowings during the three months ended March 31, 2024.
Net Cash Provided by Operating Activities
Cash flows from operating activities for the three months ended March 31, 2025 and 2024 were approximately $14.3 million and $7.1 million, respectively. The change in cash flows from operating activities for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily the result of the following:
•an increase in property NOI, related to our seniors housing properties due to higher average occupancy and rate increases during 2025;
•lower interest expense due to the $4.0 million pay down of a mortgage loan in November 2024 and a decline in interest rates in the latter part of 2024; and
•favorable changes in operating assets and liabilities across periods.
Lease Expirations
We work with our tenants in advance of the lease expirations or renewal period options to maintain high occupancy levels, as well as to enhance the value of our properties through extended lease terms. During 2025, 13 leases with one tenant are scheduled to expire. We proactively began conversations with the tenant regarding these leases and are in the process of negotiating terms for these leases. We expect to enter into new leases on terms that are comparable with the terms of the current leases.
Uses of Liquidity and Capital Resources
Capital Expenditures
We paid approximately $2.3 million and $2.7 million in capital expenditures during the three months ended March 31, 2025 and 2024, respectively. We continue to invest in capital improvements to maintain and improve our properties.
Debt Repayments
During the three months ended March 31, 2025, we paid approximately $15.9 million in principal payments, which included the March 2025 repayment of approximately $15.8 million of secured indebtedness, consisting of debt collateralized by five properties. We used $16.0 million from amounts available under the unsecured 2023 Revolving Credit Facility to repay this indebtedness. During the three months ended March 31, 2024, we paid approximately $0.2 million of repayments on our mortgages and other notes payable. In March 2024, we used cash on hand to pay down approximately $10.0 million of amounts outstanding under our 2023 Revolving Credit Facility.

The following is a schedule of future principal payments for our total indebtedness for the remainder of 2025, each of the next four years and thereafter, in the aggregate, as of March 31, 2025 (in thousands):

2025	$—
2026	570,000
2027	—
2028	—
2029	—
Thereafter	—
$570,000
On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.
As of March 31, 2025, we had approximately $80.9 million of liquidity (consisting of $50.9 million cash on hand and $30.0 million available under the 2023 Revolving Credit Facility). As of March 31, 2025, we do not have any scheduled principal payments or debt maturities during the remainder of 2025.
We had approximately $570.0 million outstanding under our 2023 Credit Facilities as of the balance sheet date which mature in May 2026. As of the balance sheet date, we do not have sufficient cash on hand to satisfy these obligations. Based on our historical experience in the debt market, and initial indications from the market and discussions with existing and potential lenders, we believe it is probable we will be successful in refinancing the amounts outstanding under the 2023 Credit Facilities. Our low leverage profile, along with current and anticipated cash flows, are expected to be sufficient to support a refinancing of the current outstanding indebtedness while maintaining reasonable debt service coverage ratios. There can be no assurance that the refinancing will occur or will occur on terms similar to those of the 2023 Credit Facilities. If sufficient refinancing cannot be arranged under an unsecured facility to satisfy the outstanding obligations due in May 2026, it may impact our ability to continue operations. We believe we have other options to meet our obligation. These other options include, but are not limited to, refinancing with lending institutions as a secured loan facility, issuing mortgages collateralized by unencumbered properties in our portfolio and/or selling all or a portion of the 69 unencumbered properties and using net sales proceeds to satisfy the obligation.
The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our 2023 Credit Facilities agreement) on an annual basis. As of March 31, 2025 and December 31, 2024, we had aggregate debt leverage ratios of approximately 30.0% and 30.1%, respectively, of the aggregate gross carrying value of our assets.
The 2023 Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the 2023 Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 70% of adjusted FFO (as defined per the 2023 Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of March 31, 2025, we were in compliance with all financial covenants related to our 2023 Credit Facilities.
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

The following table presents total cash distributions declared and cash distributions per share on a quarterly basis for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2025 Quarters
First	$0.02560	$4,453	$14,300
Total	$0.02560	$4,453	$14,300

2024 Quarters
First	$0.02560	$4,453	$7,148
Total	$0.02560	$4,453	$7,148
_______________________________
FOOTNOTES:
(1)For the three months ended March 31, 2025 and 2024, our net loss attributable to common stockholders was approximately $2.6 million and $5.0 million, respectively, while total cash distributions declared for each of the periods were approximately $4.5 million. For the three months ended March 31, 2025 and 2024, 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.
(2)Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions and as such our board of directors uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
Results of Operations
We are not aware of other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the operation of properties, other than those referred to in the risk factors identified in “Part II, Item 1A” of this report and the “Risk Factors” section of our Annual Report, on Form 10-K for the year ended December 31, 2024.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.
Three Months Ended March 31, 2025 as compared to the three months ended March 31, 2024
As of March 31, 2025 and 2024, excluding our vacant land, we owned 69 consolidated operating investment properties, respectively.

	Investment count as of March 31,
Consolidated operating investment types:	2025	2024
Seniors housing leased	15	15
Seniors housing managed	54	54
	69	69
Rental Income and Related Revenues. Rental income and related revenues were approximately $6.8 million for the three months ended March 31, 2025 and 2024.
Resident Fees and Services. Resident fees and services income was approximately $88.8 million for the three months ended March 31, 2025, as compared to approximately $82.3 million for the three months ended March 31, 2024. The increase in revenue during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to an increase in average occupancy and increases in rates charged to our residents.

Property Operating Expenses. Property operating expenses were approximately $64.3 million for the three months ended March 31, 2025, as compared to approximately $60.6 million for the three months ended March 31, 2024. Property operating expenses increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in average occupancy.
General and Administrative Expenses. General and administrative expenses were approximately $2.3 million for the three months ended March 31, 2025, as compared to approximately $2.2 million for the three months ended March 31, 2024. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, sales taxes, accounting and legal fees, and board of director fees.
Asset Management Fees. We incurred asset management fees of approximately $3.5 million for the three months ended March 31, 2025 , as compared to approximately $3.3 million for the three months ended March 31, 2024, respectively.
Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $4.4 million for the three months ended March 31, 2025, as compared to approximately $4.0 million for the three months ended March 31, 2024. The property management fees are based on a percentage of revenues under the property management agreement and the increase across periods is reflective of the increase in average occupancy and resident fees and service revenue over the same period as described above.
Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.7 million for the three months ended March 31, 2025, as compared to approximately $12.5 million for the three months ended March 31, 2024. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio.
Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $11.0 million for the three months ended March 31, 2025, as compared to approximately $11.6 million for the three months ended March 31, 2024. The decrease in interest expense and loan cost amortization was primarily due to the use of $4.0 million of cash on hand as part of the repayment of a $20.2 million mortgage loan in November 2024 and the decline in interest rates in the latter part of 2024.
Net Operating Income
We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI. We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties. We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We aggregate NOI on a “same store” basis for comparable properties that we have owned during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the three months ended March 31, 2025 and 2024 (in thousands) and the amount invested in properties as of March 31, 2025 and 2024 (in millions):

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
Net loss	$(2,568)	$(5,020)
Adjusted to exclude:
General and administrative expenses	2,336	2,216
Asset management fees	3,489	3,337
Depreciation and amortization	12,712	12,525
Other expense	10,872	11,236
Income tax expense	162	115
Same Store NOI	$27,003	$24,409	$2,594	10.6%
Invested in operating properties, end of period (in millions)	$1,740	$1,739

Overall, our NOI for the three months ended March 31, 2025 increased by approximately $2.6 million, as compared to the three months ended March 31, 2024. NOI increased primarily due to an increase in average occupancy and increases in rates charged to our residents during the three months ended March 31, 2025, partially offset by higher operating expenses.
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

The following table presents a reconciliation of net income to FFO and MFFO for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Net loss attributable to common stockholders	$(2,568)	$(5,035)
Adjustments:
Depreciation and amortization	12,712	12,525
FFO adjustments attributable to noncontrolling interests(1)	—	(12)
FFO attributable to common stockholders	10,144	7,478
Straight-line rent adjustments(2)	507	361
Realized loss on extinguishment of debt(3)	56	—
MFFO attributable to common stockholders	$10,707	$7,839
Weighted average number of shares of common stock outstanding (basic and diluted)	173,942	173,942
Net loss per share (basic and diluted)	$(0.01)	$(0.03)
FFO per share (basic and diluted)	$0.06	$0.04
MFFO per share (basic and diluted)	$0.06	$0.05
______________________________
FOOTNOTES:
(1)On November 1, 2024, we acquired the remaining 5% noncontrolling interest in our consolidated joint venture from our co-venture partner and currently own a 100% interest in this joint venture. We no longer have any noncontrolling interests.
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
Related Party Transactions
See Item 1. “Condensed Consolidated Financial Information” and our Annual Report on Form 10-K for the year ended December 31, 2024 for a summary of our related party transactions.
Critical Accounting Policies and Estimates
See Item 1. “Condensed Consolidated Financial Information” and our Annual Report on Form 10-K for the year ended December 31, 2024 for a summary of our critical accounting policies and estimates.
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
The following is a schedule as of March 31, 2025 of our fixed and variable rate debt maturities for the remainder of 2025, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value(1)
Variable rate debt	$—	$570,000	$—	$—	$—	$—	$570,000	$570,000
Average interest rate on variable rate debt(2)	—	2.35% +Term SOFR	—	—	—	—	2.35% +Term SOFR
____________
FOOTNOTES:
(1)The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2025. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.
(2)Term SOFR is defined in the agreements governing our 2023 Credit Facilities.
Management estimates that a hypothetical one-percentage point increase in variable rates compared to variable rates as of March 31, 2025, disregarding the impact of our interest rate protection in place, would increase interest expense by approximately $5.7 million on an annualized basis based on variable rate debt outstanding as of March 31, 2025. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in SOFR does not factor in a potential change in variable rate debt levels or interest rate protection provided by interest rate caps and swaps.
As of March 31, 2025, the Company’s debt is comprised of approximately 64.4% in variable rate debt with current interest rate protection and approximately 35.6% of unhedged variable rate debt. The remaining unhedged variable rate debt relates to our 2023 Credit Facilities. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.
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
Item 1A. Risk Factors
There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities – None
Issuer Purchases of Equity Securities – None
Secondary Sales of Registered Shares between Investors
During the three months ended March 31, 2025 and 2024, there were approximately 1.274 million shares and 0.310 million shares transferred between investors, respectively, at an average sales price per share of approximately $3.67 and $4.07, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.
Item 3. Defaults Upon Senior Securities – None
Item 4. Mine Safety Disclosure – Not Applicable
Item 5. Other Information – None
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX
Exhibits
The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101
The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of May 2025.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)