Form 10-Q
period 2025-09-30
CNL Healthcare Properties, Inc.
filed 2025-11-13
CIK 1496454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
The number of shares of common stock of the registrant outstanding as of November 12, 2025 was 175,274,045.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Condensed Consolidated Financial Information
CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

ASSETS	September 30, 2025	December 31, 2024
Real estate investment properties, net	$1,217,132	$1,244,663
Cash	57,696	44,011
Restricted cash	2,390	1,602
Other assets	15,230	19,095
Deferred rent, lease incentives and intangibles, net	9,290	9,970
Total assets	$1,301,738	$1,319,341
LIABILITIES AND EQUITY
Liabilities:
Mortgages and other notes payable, net	$—	$15,790
Credit facilities, net	563,293	550,347
Accounts payable and accrued liabilities	32,143	28,871
Other liabilities	11,281	11,225
Due to related parties	1,412	1,327
Total liabilities	608,129	607,560
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued or outstanding	―	—
Excess shares, $0.01 par value per share, 300,000 shares authorized; none issued or outstanding	―	—
Common stock, $0.01 par value per share, 1,120,000 shares authorized, 187,958 shares issued and 175,274 shares outstanding	1,739	1,739
Capital in excess of par value	1,515,799	1,515,799
Accumulated income	54,610	60,248
Accumulated distributions	(878,291)	(864,932)
Accumulated other comprehensive loss	(248)	(1,073)
Total stockholders' equity	693,609	711,781
Total liabilities and equity	$1,301,738	$1,319,341

See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Rental income and related revenues	$7,551	$6,920	$21,387	$20,539
Resident fees and services	91,743	85,877	270,910	252,223
Total revenues	99,294	92,797	292,297	272,762
Operating expenses:
Property operating expenses	66,439	62,582	195,186	181,772
General and administrative expenses	2,537	1,841	7,054	6,251
Asset management fees	3,452	3,337	10,393	10,011
Property management fees	4,537	4,277	13,410	12,429
Depreciation and amortization	12,901	12,619	38,810	37,785
Total operating expenses	89,866	84,656	264,853	248,248
Operating income	9,428	8,141	27,444	24,514
Other income (expense):
Interest and other income	113	356	376	945
Interest expense and loan cost amortization	(10,938)	(11,527)	(32,961)	(34,564)
Total other expense	(10,825)	(11,171)	(32,585)	(33,619)
Loss before income taxes	(1,397)	(3,030)	(5,141)	(9,105)
Income tax expense	(181)	(125)	(497)	(363)
Net loss	(1,578)	(3,155)	(5,638)	(9,468)
Less: Amounts attributable to noncontrolling interests	—	19	—	43
Net loss attributable to common stockholders	$(1,578)	$(3,174)	$(5,638)	$(9,511)

Net loss per share of common stock (basic and diluted)	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Weighted average number of shares of common stock outstanding (basic and diluted)	173,942	173,942	173,942	173,942
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(1,578)	$(3,155)	$(5,638)	$(9,468)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	158	(4,561)	825	(621)
Total other comprehensive income (loss)	158	(4,561)	825	(621)
Comprehensive loss	(1,420)	(7,716)	(4,813)	(10,089)
Less: Comprehensive income attributable to noncontrolling interest	—	19	—	43
Comprehensive loss attributable to common stockholders	$(1,420)	$(7,735)	$(4,813)	$(10,132)
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)
(in thousands, except per share data)

						Accumulated
	Common Stock		Capital in			Other
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Total
	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity
Balance at June 30, 2025	173,942	$1,739	$1,515,799	$56,188	$(873,838)	$(406)	$699,482
Net loss	—	—	—	(1,578)	—	—	(1,578)
Other comprehensive income	—	—	—	—	—	158	158
Cash distributions declared ($0.0256 per share)	—	—	—	—	(4,453)	—	(4,453)
Balance at September 30, 2025	173,942	$1,739	$1,515,799	$54,610	$(878,291)	$(248)	$693,609

						Accumulated
	Common Stock		Capital in			Other
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Total
	of Shares	Value	Par Value	Income	Distributions	Income (Loss)	Equity
Balance at December 31, 2024	173,942	$1,739	$1,515,799	$60,248	$(864,932)	$(1,073)	$711,781
Net loss	—	—	—	(5,638)	—	—	(5,638)
Other comprehensive income	—	—	—	—	—	825	825
Cash distributions declared ($0.0768 per share)	—	—	—	—	(13,359)	—	(13,359)
Balance at September 30, 2025	173,942	$1,739	$1,515,799	$54,610	$(878,291)	$(248)	$693,609

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

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net cash flows provided by operating activities	$43,892	$30,965
Investing activities:
Capital expenditures	(11,174)	(9,165)
Net cash flows used in investing activities	(11,174)	(9,165)
Financing activities:
Distributions to stockholders	(13,359)	(13,359)
Repayments on credit facilities	(5,000)	(10,000)
Draws under credit facilities	16,000	—
Purchase of interest rate cap	—	(100)
Principal payments on mortgages and other notes payable	(15,850)	(654)
Other financing activities	(36)	(14)
Net cash flows used in financing activities	(18,245)	(24,127)
Net increase (decrease) in cash and restricted cash	14,473	(2,327)
Cash and restricted cash at beginning of period	45,613	55,888
Cash and restricted cash at end of period	$60,086	$53,561
See accompanying notes to condensed consolidated financial statements.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)
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
In 2017, the Company began evaluating possible strategic alternatives to provide liquidity to the Company’s stockholders. As part of executing under possible strategic alternatives, the Company’s board of directors committed to a plan to sell 70 properties, which included medical office buildings, post-acute care facilities, acute care hospitals and several skilled nursing facilities across the U.S. The Company completed the sale of the last of the 70 properties in 2022. On November 4, 2025, the Company entered into a merger agreement with an unrelated third party, as described further in Note 11. “Subsequent Events”.
As of September 30, 2025, the Company’s seniors housing portfolio was geographically diversified with properties in 26 states and consisted of interests in 70 properties, including 69 seniors housing communities and one vacant land parcel. The Company has primarily leased its seniors housing properties to wholly-owned TRS entities and engaged independent third-party managers under management agreements to operate the properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures; however, the Company has also leased some of its properties to third-party tenants under triple-net or similar lease structures, where the tenant bears all or substantially all of the costs (including cost increases, for real estate taxes, utilities, insurance and ordinary repairs).
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the U.S. (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the nine months ended September 30, 2025 may not be indicative of the results that may be expected for the year ending December 31, 2025. Amounts as of December 31, 2024 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)
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
3.Revenue
The following table presents disaggregated revenue related to the Company’s resident fees and services during the quarter and nine months ended September 30, 2025 and 2024:

	Quarter Ended September 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2025	2024	2025	2024	2025	2024
Independent living	2,223	2,222	$23.0	$22.0	25.1%	25.6%
Assisted living	3,048	3,048	46.6	42.9	50.8	49.9
Memory care	923	923	17.7	16.8	19.3	19.6
Other revenues	—	—	4.4	4.2	4.8	4.9
	6,194	6,193	$91.7	$85.9	100.0%	100.0%

	Nine Months Ended September 30,
	Number of Units		Revenues (in millions)		Percentage of Revenues
Resident fees and services:	2025	2024	2025	2024	2025	2024
Independent living	2,223	2,222	$68.4	$64.9	25.2%	25.7%
Assisted living	3,048	3,048	137.4	125.3	50.7	49.7
Memory care	923	923	51.9	49.4	19.2	19.6
Other revenues	—	—	13.2	12.6	4.9	5.0
	6,194	6,193	$270.9	$252.2	100.0%	100.0%

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)
4.Real Estate Assets, net
The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
Land and land improvements	$138,928	$138,307
Building and building improvements	1,518,992	1,512,240
Furniture, fixtures and equipment	121,509	118,216
Less: accumulated depreciation	(562,297)	(524,100)
Real estate investment properties, net	$1,217,132	$1,244,663
Depreciation expense on the Company’s real estate investment properties, net was approximately $12.9 million and $38.8 million for the quarter and nine months ended September 30, 2025, respectively, and approximately $12.6 million and $37.7 million for the quarter and nine months ended September 30, 2024, respectively.
5.Operating Leases
As of September 30, 2025, the Company owned 15 seniors housing properties that were leased to two tenants under triple-net operating leases. Under the terms of the Company’s triple-net lease agreements, each tenant is responsible for the payment of property taxes, general liability insurance, utilities, repairs and maintenance, including structural and roof maintenance expenses. Each tenant is expected to pay real estate taxes directly to the taxing authorities and, therefore, such amounts are not included in the Company’s consolidated financial statements.
In May 2025, the Company entered into new leases with one tenant covering 13 properties that were scheduled to expire in May and December 2025. The new leases will expire in May 2030. As of September 30, 2025, the Company’s triple-net operating leases had a weighted average remaining lease term of 5.3 years based on annualized base rents expiring between 2030 and 2032. The Company’s tenants hold options to extend the lease terms at certain properties for five-year periods, which are generally subject to terms and conditions similar to those provided under the initial lease term, including rent increases. The reported lease term is determined based on the non-cancellable periods of the Company’s leases unless economic incentives make it reasonably certain that an extension option will be exercised, in which case the Company includes the extended lease term.
The following are future minimum lease payments for the Company’s 15 seniors housing properties to be received under non-cancellable operating leases for the remainder of 2025, each of the next four years and thereafter, in the aggregate, as of September 30, 2025 (in thousands):

2025	$6,943
2026	28,048
2027	28,598
2028	29,171
2029	29,756
Thereafter	31,504
$154,020
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)
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
The following is a schedule of future principal payments for the Company’s total indebtedness for the remainder of 2025, each of the next four years and thereafter, in the aggregate, as of September 30, 2025 (in thousands):

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
The following table provides the details of the fair market value and carrying value of the Company’s indebtedness as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgages and other notes payable, net	$—	$—	$15.9	$15.7
Credit facilities, net (1)	$565.0	$563.3	$554.0	$550.3
______________________________
FOOTNOTE:
(1)The carrying value of credit facilities, net includes unamortized debt issuance costs of approximately $1.7 million and $3.7 million as of September 30, 2025 and December 31, 2024, respectively.
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
The Company’s 2023 Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio, and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the 2023 Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 70% of adjusted FFO (as defined per the 2023 Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of September 30, 2025, the Company was in compliance with all financial covenants related to its 2023 Credit Facilities.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)
7.Related Party Arrangements
The Company paid approximately $0.03 million and $0.10 million during each of the quarters and nine months ended September 30, 2025 and 2024, respectively, of cash distributions on Restricted Stock issued through December 31, 2016. These amounts have been recognized as compensation expense and included in general and administrative expenses in the accompanying condensed consolidated statements of operations. In May 2025, the Company renewed its Advisory Agreement with the Advisor for a one-year term ending June 30, 2026.
The expenses and fees incurred by and reimbursable to the Company’s related parties for the quarters and nine months ended September 30, 2025 and 2024, and related amounts unpaid as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,		Unpaid amounts as of (1)
	2025	2024	2025	2024	September 30, 2025	December 31, 2024
Reimbursable expenses:
Operating expenses (2)	$752	$619	$2,117	$2,082	$261	$211
	752	619	2,117	2,082	261	211

Asset management fees	3,452	3,337	10,393	10,011	1,151	1,116
	$4,204	$3,956	$12,510	$12,093	$1,412	$1,327
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
8.Derivative Financial Instruments
The following summarizes the terms of the Company's interest rate swaps and the corresponding liability as of September 30, 2025 and December 31, 2024 (in thousands):

Notional Amount(1)	Strike	Credit Spread(2)	Trade	Forward	Maturity Date	Fair Value Liability as of
						September 30, 2025	December 31, 2024
Swaps
$267,000	4.40%	2.35%	12/7/2023	12/1/2023	12/1/2025	$(163)	$(689)
$80,000	4.54%	2.35%	12/8/2023	12/1/2023	12/1/2025	$(68)	$(307)
$20,000	4.54%	2.35%	12/8/2023	12/1/2023	12/1/2025	$(17)	$(77)
______________
FOOTNOTES:
(1)Amounts related to the interest swaps held by the Company are recorded at fair value and included in other liabilities in the accompanying condensed consolidated balance sheets.
(2)The all-in rates are equal to the sum of the Strike and Credit Spread detailed above.
As of December 31, 2024, the Company had one interest rate cap with a fair value of $0.0 million which matured in January 2025. In January 2025, the Company replaced this interest rate cap and purchased a short-term interest rate cap for $0.06 million, related to approximately $16.0 million of variable rate secured indebtedness with a notional value of $8.0 million and a strike price of 3.0%. In connection with the March 2025 repayment of this secured indebtedness described in Note 6. “Indebtedness”, the Company terminated the interest rate cap and received $0.03 million in termination proceeds. As of September 30, 2025, the Company did not have any interest rate caps.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)
8.Derivative Financial Instruments (continued)
During the nine months ended September 30, 2025, the Company reclassified approximately $0.03 million from accumulated other comprehensive income (loss) into earnings related to the Company’s interest rate caps. During the quarter and nine months ended September 30, 2024, the Company reclassified approximately $0.05 million and $0.1 million, respectively, from accumulated other comprehensive income (loss) into earnings related to the Company’s interest rate caps. The losses reclassified into earnings from accumulated other comprehensive income (loss) were reported in interest expense and loan cost amortization in the condensed consolidated statements of operations.
No amounts related to the Company’s interest rate swaps were reclassified into earnings during the quarters and nine months ended September 30, 2025 and 2024. The Company does not expect any amounts related to interest rate swaps to be reclassified into earnings in the next 12 months.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)
9.    Segment Information (continued)
NOI, defined as total revenues less the property operating expenses and property management fees from managed properties (collectively the significant expenses), is reconciled to consolidated net loss in the table below (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Rental income and related revenues	$7,551	$6,920	$21,387	$20,539
Resident fees and services	91,743	85,877	270,910	252,223
Total revenues	99,294	92,797	292,297	272,762
Property operating expenses:
Property operating expenses	66,439	62,582	195,186	181,772
Property management fees	4,537	4,277	13,410	12,429
Total property operating expenses	70,976	66,859	208,596	194,201
Net operating income (NOI)	28,318	25,938	83,701	78,561
Other expenses (income):
General and administrative expenses	2,537	1,841	7,054	6,251
Asset management fees	3,452	3,337	10,393	10,011
Depreciation and amortization	12,901	12,619	38,810	37,785
Interest and other income	(113)	(356)	(376)	(945)
Interest expense and loan cost amortization	10,938	11,527	32,961	34,564
Income tax expense	181	125	497	363
Total other expenses	29,896	29,093	89,339	88,029
Net loss	$(1,578)	$(3,155)	$(5,638)	$(9,468)
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
The Company’s Advisor has approximately 1.3 million shares of Restricted Stock that were issued through December 31, 2016 under the Company’s Expense Support Agreement that were treated as unissued for financial reporting purposes as the applicable vesting criteria had not been met as of September 30, 2025. Refer to Note 7. “Related Party Arrangements” for information on distributions declared related to these Restricted Stock shares. The termination of the Expense Support Agreement in June 2023 did not impact the previously issued Restricted Stock.

CNL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)
11.Subsequent Events
On November 4, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sonida Senior Living, Inc. (“Sonida Senior Living”) whereby Sonida Senior Living will acquire 100% of the outstanding common stock of the Company in a cash and stock transaction valued at approximately $1.80 billion. Under the terms of the Merger Agreement, each outstanding share of the Company’s common stock will be converted into shares of Sonida Senior Living common stock based on an exchange ratio set forth in the Merger Agreement and $2.32 in cash. The exchange ratio is subject to collar mechanisms depending on the trading price of Sonida Senior Living common stock, as set forth in the Merger Agreement.
The acquisition transaction is subject to customary closing conditions for each of the Company and Sonida Senior Living, including approval by the Company’s stockholders, approval by Sonida Senior Living’s stockholders, regulatory consents, authorization for listing the new shares of Sonida Senior Living common stock, effectiveness of a registration statement, and absence of material adverse effects for either Sonida Senior Living or the Company, respectively. Additional conditions to the Company’s obligation to close the transaction include placement of director and officer insurance, board appointments, and equity financing. Additional conditions to Sonida Senior Living’s obligation to close the transaction include a transition services agreement not having been terminated, delivery of a plan of liquidation and delivery of an opinion regarding the Company’s status as a REIT. Either party may terminate the agreement under certain conditions.

For additional information on the Merger Agreement, please refer to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Concerning Forward-Looking Statements
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2025 that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “may,” “will,” “seeks,” “should,” “could,” the negative of such terms and words and terms of similar substance in connection with discussions of future operating or financial performance, the transaction contemplated by the Merger Agreement (as defined below), between the Company and Sonida Senior Living, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, macroeconomic conditions including inflation and interest rates and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
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
•risks and uncertainties associated with the Company’s and Sonida Senior Living’s ability to complete the proposed Transactions (as defined below) on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary stockholder approval and satisfaction of other closing conditions to consummate the Transactions;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined below);
•diversion of the attention of management from ongoing business operations;
•significant transaction costs and/or unknown or inestimable liabilities related to the Transactions;
•the risk of litigation, including shareholder litigation, in connection with the proposed Transactions, including any resulting expense or delay;
•risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the combined company following completion of the Transactions;
•effects relating to the announcement of the Transactions or any further announcements or the consummation of the Transactions on the price of Sonida Senior Living’s common stock or on each company’s respective relationships with tenants, employees, joint venture partners and third parties;
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
For further information regarding risks and uncertainties associated with the Company’s business and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s reports filed from time to time with the SEC, including, but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, a copy of which may be obtained from the Company’s website at www.cnlhealthcareproperties.com, as supplemented by the risks and uncertainties identified under Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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

Introduction
The following discussion is based on the condensed consolidated financial statements as of September 30, 2025 (unaudited) and December 31, 2024. Amounts as of December 31, 2024 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As of September 30, 2025, our seniors housing investment portfolio consisted of interests in 70 properties, consisting of a geographically diversified portfolio of 69 seniors housing communities and one vacant land parcel. The types of seniors housing properties that we own include independent and assisted living facilities, continuing care retirement communities and Alzheimer’s/memory care facilities.
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
On November 4, 2025, we entered into the Merger Agreement with Sonida Senior Living whereby Sonida Senior Living will acquire 100% of the outstanding common stock of the Company in a cash and stock transaction valued at approximately $1.8 billion. Under the terms of the Merger Agreement, each outstanding share of our common stock will be converted into shares of Sonida Senior Living common stock based on an exchange ratio, as defined in the Merger Agreement, and $2.32 in cash. The exchange ratio is subject to collar mechanisms depending on the trading price of Sonida Senior Living common stock, set forth in the Merger Agreement.

The acquisition transaction is subject to customary closing conditions for each of the Company and Sonida Senior Living, including approval by our stockholders, approval by Sonida Senior Living’s stockholders, regulatory consents, authorization for listing of the new shares of Sonida Senior Living common stock, effectiveness of a registration statement, and absence of material adverse effects for either Sonida Senior Living or the Company, respectively. Additional conditions to the Company’s obligation to close the transaction include placement of director and officer insurance, board appointments, and consummation of an equity financing by Sonida Senior Living. Additional conditions to Sonida Senior Living’s obligation to close the transaction include a transition services agreement not having been terminated, delivery of a plan of liquidation and delivery of an opinion regarding the Company’s status as a REIT. Either party may terminate the agreement under certain conditions. Assuming all closing conditions are met, we anticipate closing on the merger transaction in the second quarter of 2026. However, there can be no assurance that the closing conditions will be satisfied or that the merger agreement will be consummated.

For additional information on the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on November 5, 2025.
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
Portfolio Overview
As of September 30, 2025, our healthcare investment portfolio consisted of interests in 70 properties, comprising 69 seniors housing communities and one vacant land parcel.

We believe demographic trends and compelling supply and demand indicators present a strong case for an investment focus on seniors housing real estate and real estate-related assets. Our seniors housing investment portfolio is geographically diversified with properties in 26 states. The map below shows our seniors housing investment portfolio across geographic regions as of November 12, 2025:

The following table summarizes our seniors housing investment portfolio by investment structure as of November 12, 2025:

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
Significant Tenants and Operators
Our real estate portfolio of 69 seniors housing properties is operated by a mix of national or regional operators and the following represents the significant tenants and operators that lease or manage 10% or more of our rentable space as of November 12, 2025, excluding the vacant land parcel:

Tenants	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Lease Expiration Year
TSMM Management, LLC	13	1,261	77.5%	2030
Wellmore, LLC	2	366	22.5	2031-2032
	15	1,627	100.0%

Operators	Number of Properties	Rentable Square Feet (in thousands)	Percentage of Rentable Square Feet	Operator Expiration Year
Integrated Senior Living, LLC	7	1,948	30.8%	2026
Prestige Senior Living, LLC	13	895	14.2	2026
Morningstar Senior Management, LLC	4	834	13.2	2026
Other operators (1)	30	2,645	41.8	2026-2029
	54	6,322	100.0%
_____________________________
FOOTNOTE:
(1)Comprised of various operators, each of which comprise less than 10% of our consolidated rentable square footage.
Tenant Lease Expirations
As of September 30, 2025, we owned 15 seniors housing properties that were leased to third party tenants under triple-net operating leases. In May 2025, we entered into new leases with one tenant covering 13 of our properties that were scheduled to expire in May and December 2025. The new leases will expire in May 2030. During the nine months ended September 30, 2025, our rental income represented approximately 7.3% of our total revenues.
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

The following table lists, on an aggregate basis, scheduled expirations for the remainder of 2025, each of the next nine years and thereafter on our consolidated seniors housing portfolio, assuming that none of the tenants exercise any of their renewal options (in thousands, except for number of properties and percentages):

Year of Expiration (1)	Number of Properties	Expiring Leased Square Feet	Expiring Annualized Base Rents (2)	Percentage of Expiring Annual Base Rents
2025	—	—	$—	—%
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	13	1,261	18,598	67.0
2031	1	137	3,936	14.1
2032	1	229	5,237	18.9
2033	—	—	—	—
2034	—	—	—	—
Thereafter	—	—	—	—
Total	15	1,627	$27,771	100.0%

Weighted Average Remaining Lease Term: (3)			5.3 years
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
Operator Expirations
As of September 30, 2025, we had 54 seniors housing properties managed by third-party operators. Nearly all of our management agreements have been in place for multiple years, and some include annual auto-renewal clauses which are effective unless a notice of termination is provided by either party. We work with our operators in advance of management agreement expirations or renewal period options in order for us to maintain a balanced operator rollover schedule, which provides us flexibility to execute on possible strategic alternatives, minimize potential early termination fees and align with the broader industry. The management agreements for 20 of our managed seniors housing properties are scheduled to expire within one year or less, all of which are expected to be renewed.
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
Weighted average occupancy was higher during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Rate increases at our properties as part of ongoing resident lease renewals combined with improved occupancy, as compared to 2024, resulted in an increase in revenues and NOI margins during the nine months ended September 30, 2025.
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

As of September 30, 2025, we had approximately $92.7 million of liquidity (consisting of $57.7 million cash on hand and $35.0 million in undrawn availability under the 2023 Revolving Credit Facility). We remain focused on maintaining liquidity and financial flexibility and continue to prioritize improving occupancy and implementing market rate increases to improve property net operating income. The rate of revenue growth, volatility in the credit markets and the current interest rate environment have impacted and may continue to impact our sources and uses of capital, financial condition, results of operations and cash flows.
We previously pledged certain of our properties in connection with our borrowings and may strategically leverage our real estate and use debt financing to provide additional funds for the payment of distributions to stockholders, working capital and for other corporate purposes. Our ability to increase our borrowings could be adversely affected by credit market conditions and the current interest rate environment, which could result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate. We may also be negatively impacted by interest rate levels on our unhedged variable rate debt or the timing of when we seek to refinance existing debt. As part of our variable debt hedging strategy, we have purchased interest rate caps and swaps for interest rate protection. We continue to monitor the credit markets and continue to evaluate the need and the timing for additional interest rate protection in the form of interest rate caps or swaps on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.
Sources of Liquidity and Capital Resources
Borrowings
During the nine months ended September 30, 2025, we borrowed $16.0 million from our 2023 Revolving Credit Facility to repay approximately $15.8 million of secured indebtedness in advance of its February 2026 maturity. There were no borrowings during the nine months ended September 30, 2024.
Net Cash Provided by Operating Activities
Cash flows from operating activities for the nine months ended September 30, 2025 and 2024 were approximately $43.9 million and $31.0 million, respectively. The change in cash flows from operating activities for the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily the result of the following:
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
We paid approximately $11.2 million and $9.2 million in capital expenditures during the nine months ended September 30, 2025 and 2024, respectively. We continue to invest in capital improvements to maintain and improve our properties.
Debt Repayments
During the nine months ended September 30, 2025 and 2024, we paid approximately $15.9 million and $0.7 million, respectively, of repayments on our mortgages and other notes payable. Amounts paid during the nine months ended September 30, 2025 included the March 2025 repayment of approximately $15.8 million of secured indebtedness in advance of its scheduled maturity date of February 2026, which consisted of debt collateralized by five properties. We used $16.0 million from amounts available under the unsecured 2023 Revolving Credit Facility to repay this indebtedness. In April 2025 and March 2024, we used cash on hand to pay down approximately $5.0 million and $10.0 million, respectively, of amounts outstanding under our 2023 Revolving Credit Facility.

The following is a schedule of future principal payments for our total indebtedness for the remainder of 2025, each of the next four years and thereafter, in the aggregate, as of September 30, 2025 (in thousands):

2025	$—
2026	565,000
2027	—
2028	—
2029	—
Thereafter	—
$565,000
On an ongoing basis, we monitor our debt maturities, engage in dialogue with third-party lenders about various financing scenarios and analyze our overall portfolio borrowings in advance of scheduled maturity dates of the debt obligations to determine the optimal borrowing strategy.
As of September 30, 2025, we had approximately $92.7 million of liquidity (consisting of $57.7 million cash on hand and $35.0 million available under the 2023 Revolving Credit Facility). As of September 30, 2025, we do not have any scheduled principal payments or debt maturities during the remainder of 2025.
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
The aggregate amount of long-term financing is not expected to exceed 60% of our gross asset values (as defined in our 2023 Credit Facilities agreement) on an annual basis. As of September 30, 2025 and December 31, 2024, we had aggregate debt leverage ratios of approximately 29.5% and 30.1%, respectively, of the aggregate gross carrying value of our assets.
The 2023 Credit Facilities contain affirmative, negative, and financial covenants which are customary for loans of this type, including (but not limited to): (i) maximum leverage, (ii) minimum fixed charge coverage ratio, (iii) minimum consolidated net worth, (iv) restrictions on payments of cash distributions except if required by REIT requirements, (v) maximum secured indebtedness, (vi) maximum secured recourse debt, (vii) minimum unsecured interest coverage, (viii) maximum unsecured indebtedness ratio and (ix) limitations on certain types of investments and with respect to the pool of properties supporting borrowings under the 2023 Credit Facilities, minimum weighted average occupancy, and remaining lease terms, as well as property type, MSA, operator, and asset value concentration limits. The limitations on distributions generally include a limitation on the extent of allowable distributions, which are not to exceed the greater of 70% of adjusted FFO (as defined per the 2023 Credit Facilities) and the minimum amount of distributions required to maintain the Company’s REIT status. As of September 30, 2025, we were in compliance with all financial covenants related to our 2023 Credit Facilities.
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

The following table presents total cash distributions declared and cash distributions per share on a quarterly basis for the nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

Periods	Cash Distributions per Share	Total Cash Distributions Declared (1)	Cash Flows Provided by Operating Activities (2)
2025 Quarters
First	$0.02560	$4,453	$14,300
Second	0.02560	4,453	16,165
Third	0.02560	4,453	13,427
Total	$0.07680	$13,359	$43,892

2024 Quarters
First	$0.02560	$4,453	$7,148
Second	0.02560	4,453	13,505
Third	0.02560	4,453	10,312
Total	$0.07680	$13,359	$30,965
_______________________________
FOOTNOTES:
(1)For the nine months ended September 30, 2025 and 2024, our net loss attributable to common stockholders was approximately $5.6 million and $9.5 million, respectively, while total cash distributions declared for each of the periods were approximately $13.4 million. For the nine months ended September 30, 2025 and 2024, 100% of cash distributions declared to stockholders were considered to be funded with cash provided by operating activities as calculated on a quarterly basis for GAAP purposes.
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
Quarter and nine months ended September 30, 2025 as compared to the quarter and nine months ended September 30, 2024
As of September 30, 2025 and 2024, excluding our vacant land, we owned 69 consolidated operating investment properties, respectively.

	Investment count as of September 30,
Consolidated operating investment types:	2025	2024
Seniors housing leased	15	15
Seniors housing managed	54	54
	69	69

Rental Income and Related Revenues. Rental income and related revenues were approximately $7.6 million and $21.4 million for the quarter and nine months ended September 30, 2025, respectively, as compared to approximately $6.9 million and $20.5 million for the quarter and nine months ended September 30, 2024, respectively. The increase in revenue during the quarter and nine months ended September 30, 2025 as compared to the quarter and nine months ended September 30, 2024 was primarily due to the new leases executed in May 2025 with one tenant related to 13 properties as well as percentage rent recognized during the quarter and nine months ended September 30, 2025.
Resident Fees and Services. Resident fees and services income was approximately $91.7 million and $270.9 million for the quarter and nine months ended September 30, 2025, respectively, as compared to approximately $85.9 million and $252.2 million for the quarter and nine months ended September 30, 2024, respectively. The increase in revenue during the quarter and nine months ended September 30, 2025, as compared to the quarter and nine months ended September 30, 2024, was primarily due to an increase in average occupancy and increases in rates charged to our residents.
Property Operating Expenses. Property operating expenses were approximately $66.4 million and $195.2 million for the quarter and nine months ended September 30, 2025, respectively, as compared to approximately $62.6 million and $181.8 million for the quarter and nine months ended September 30, 2024, respectively. Property operating expenses increased during the quarter and nine months ended September 30, 2025, as compared to the quarter and nine months ended September 30, 2024, primarily due to an increase in average occupancy.
General and Administrative Expenses. General and administrative expenses were approximately $2.5 million and $7.1 million for the quarter and nine months ended September 30, 2025, respectively, as compared to approximately $1.8 million and $6.3 million for the quarter and nine months ended September 30, 2024, respectively. General and administrative expenses were comprised primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, franchise taxes, sales taxes, accounting and legal fees, and board of director fees.
Asset Management Fees. We incurred asset management fees of approximately $3.5 million and $10.4 million for the quarter and nine months ended September 30, 2025, respectively, as compared to approximately $3.3 million and $10.0 million for the quarter and nine months ended September 30, 2024, respectively.
Property Management Fees. We incurred property management fees payable to our third-party property managers of approximately $4.5 million and $13.4 million for the quarter and nine months ended September 30, 2025, respectively, as compared to approximately $4.3 million and $12.4 million for the quarter and nine months ended September 30, 2024, respectively. The property management fees are based on a percentage of revenues under the property management agreement and the increase across periods is reflective of the increase in average occupancy and resident fees and service revenue over the same period as described above.
Depreciation and Amortization. Depreciation and amortization expenses were approximately $12.9 million and $38.8 million for the quarter and nine months ended September 30, 2025, respectively, as compared to approximately $12.6 million and $37.8 million for the quarter and nine months ended September 30, 2024, respectively. Depreciation and amortization expenses are comprised of depreciation and amortization of the buildings, equipment, land improvements and in-place leases related to our real estate portfolio. The increase during the nine months ended September 30, 2025 was due to increased capital purchases made to maintain and improve our properties.
Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization were approximately $10.9 million and $33.0 million for the quarter and nine months ended September 30, 2025, respectively, as compared to approximately $11.5 million and $34.6 million for the quarter and nine months ended September 30, 2024, respectively. The decrease in interest expense and loan cost amortization was primarily due to a decline in weighted average debt outstanding and a decline in interest rates in the latter part of 2024.

Net Operating Income
We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from NOI. We define NOI, a non-GAAP measure, as total revenues less the property operating expenses and property management fees from managed properties. We use NOI as a key performance metric for internal monitoring and planning purposes, including the preparation of annual operating budgets and monthly operating reviews, as well as to facilitate analysis of future investment and business decisions. It does not represent cash flows from operating activities in accordance with GAAP and should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as an indication of our operating performance or to be an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. We believe the presentation of this non-GAAP measure is important to the understanding of our operating results for the periods presented because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We aggregate NOI on a “same store” basis for comparable properties that we have owned during the entirety of all periods presented. The chart below presents a reconciliation of our net income to NOI for the quarter and nine months ended September 30, 2025 and 2024 (in thousands) and the amount invested in properties as of September 30, 2025 and 2024 (in millions):

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Net loss	$(1,578)	$(3,155)			$(5,638)	$(9,468)
Adjusted to exclude:
General and administrative expenses	2,537	1,841			7,054	6,251
Asset management fees	3,452	3,337			10,393	10,011
Depreciation and amortization	12,901	12,619			38,810	37,785
Other expense	10,825	11,171			32,585	33,619
Income tax expense	181	125			497	363
Same Store NOI	$28,318	$25,938	$2,380	9.2%	$83,701	$78,561	$5,140	6.5%
Invested in operating properties, end of period (in millions)	$1,740	$1,739			$1,740	$1,739
Overall, our NOI for the nine months ended September 30, 2025 increased by approximately $5.1 million as compared to the nine months ended September 30, 2024. NOI increased primarily due to an increase in average occupancy and increases in rates charged to our residents during the nine months ended September 30, 2025, partially offset by higher operating expenses.
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
The following table presents a reconciliation of net income to FFO and MFFO for the quarter and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(1,578)	$(3,174)	$(5,638)	$(9,511)
Adjustments:
Depreciation and amortization	12,901	12,619	38,810	37,785
FFO adjustments attributable to noncontrolling interests(1)	—	(12)	—	(36)
FFO attributable to common stockholders	11,323	9,433	33,172	28,238
Straight-line rent adjustments(2)	143	513	1,153	1,331
Realized loss on extinguishment of debt(3)	—	—	56	—
MFFO adjustments attributable to noncontrolling interests	—	—	—	(1)
MFFO attributable to common stockholders	$11,466	$9,946	$34,381	$29,568
Weighted average number of shares of common stock outstanding (basic and diluted)	173,942	173,942	173,942	173,942
Net loss per share (basic and diluted)	$(0.01)	$(0.02)	$(0.03)	$(0.05)
FFO per share (basic and diluted)	$0.06	$0.05	$0.19	$0.16
MFFO per share (basic and diluted)	$0.07	$0.06	$0.20	$0.17
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
Critical Accounting Policies and Estimates
See Item 1. “Condensed Consolidated Financial Information” and our Annual Report on Form 10-K for the year ended December 31, 2024 for a summary of our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2025.
Recent Accounting Pronouncements
See Item 1. “Condensed Consolidated Financial Information” for a summary of the impact of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
We may be exposed to interest rate changes primarily as a result of the long-term debt we used to acquire properties and other permitted investments, as well as impacts of volatile credit markets and an interest rate environment. Our management objectives related to interest rate risk are to limit the impact of interest rate changes on earnings and on operating cash flows. To achieve our objectives, we borrow at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert from variable rates to fixed rates. With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.
The following is a schedule as of September 30, 2025 of our fixed and variable rate debt maturities for the remainder of 2025, and each of the next four years and thereafter (principal maturities only) (in thousands):

	Expected Maturities
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value(1)
Variable rate debt	$—	$565,000	$—	$—	$—	$—	$565,000	$565,000
Average interest rate on variable rate debt(2)	—	2.35% +Term SOFR	—	—	—	—	2.35% +Term SOFR
____________
FOOTNOTES:
(1)The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2025. We determined market rates through discussions with our existing lenders by pricing our loans with similar terms and current rates and spreads.
(2)Term SOFR is defined in the agreements governing our 2023 Credit Facilities.
Management estimates that a hypothetical one-percentage point increase in variable rates compared to variable rates as of September 30, 2025, disregarding the impact of our interest rate protection in place, would increase interest expense by approximately $5.7 million on an annualized basis based on variable rate debt outstanding as of September 30, 2025. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and actual results will likely vary given that our sensitivity analysis on the effects of changes in SOFR does not factor in a potential change in variable rate debt levels or interest rate protection provided by interest rate caps and swaps.
As of September 30, 2025, the Company’s debt is comprised of approximately 65.0% in variable rate debt with current interest rate protection and approximately 35.0% of unhedged variable rate debt. The remaining unhedged variable rate debt relates to our 2023 Credit Facilities. Overall, we believe longer term fixed rate debt could be beneficial in a rising interest rate or rising inflation rate environment and as such we continue to evaluate the need for additional interest rate protection on unhedged variable rate debt or variable rate debt with interest rate protection scheduled to mature.
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

Risks Relating to the Acquisition Transaction

The exchange ratio for the shares of Company common stock in exchange for shares of Sonida Senior Living Common Stock is subject to a collar. If the applicable price of Sonida Senior Living common stock falls outside of the applicable collar, the number of shares to be issued will be fixed. As a result, the Company’s stockholders cannot be certain of the value of the stock consideration that they may receive following the Transactions.

On November 4, 2025, the Company entered into the Merger Agreement with Sonida Senior Living, CHP Merger Corp., a Maryland corporation and a wholly-owned subsidiary of the Company (“CNL Merger Sub”), SSL Sparti LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Sonida Senior Living (“HoldCo”), and Sparti Merger Sub, Inc., a Maryland corporation, and a wholly-owned subsidiary of HoldCo and an indirect wholly-owned subsidiary of Sonida Senior Living (“SNDA Merger Sub”). The Merger Agreement provides, among other things, and subject to the terms and conditions set forth therein and in accordance with applicable law, for the acquisition of the Company by Sonida Senior Living for a combination of Sonida Senior Living’s common stock and cash (the acquisition and the other transactions contemplated by the Merger Agreement, the “Transactions”). The Transactions will be accomplished through the following steps: (i) the Company will sell to SNDA Merger Sub equity interests in certain subsidiaries of the Company (the “Equity Purchase”) in exchange for shares of common stock, $0.01 par value per share, of Sonida Senior Living (“Parent Common Stock”), (ii) CNL Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “First Merger”), (iii) the Company will adopt a plan of liquidation, in a form reasonably satisfactory to Sonida Senior Living (the “Plan of Liquidation”), substantially concurrently with the effective time of the First Merger, and (iv) on the next business day, the Company will merge with and into SNDA Merger Sub, with SNDA Merger Sub surviving as a wholly-owned subsidiary of Sonida Senior Living after the Second Merger.

Pursuant to the terms and conditions of the Merger Agreement, as a result of the Transactions, each share of common stock, $0.01 par value per share, of the Company (“Company Common Stock”), issued and outstanding immediately prior to the effective time of the First Merger (other than shares held by Sonida Senior Living or any of its subsidiaries or any wholly owned subsidiary of the Company) will be converted into the right to receive a number of shares of Parent Common Stock equal to the Exchange Ratio (such shares of Parent Common Stock, the “Per Share Stock Consideration”) and $2.32 in cash (the “Per Share Cash Consideration”). The “Exchange Ratio” will be determined based on the quotient obtained by dividing $4.58 by the volume-weighted average trading price of the Parent Common Stock on the New York Stock Exchange for the ten trading days ending on the second business day before the date on which the closing of the First Merger occurs (the “Closing VWAP”), subject to an asymmetrical collar mechanism, applied as follows: (x) if the Closing VWAP is less than $22.73, which is 85% of the volume-weighted average trading price of the Parent Common Stock on the New York Stock Exchange for the 30 trading days ending on the second business day before the date of signing the Merger Agreement (the “Signing VWAP”), the Exchange Ratio will be set at 0.2015, which is the quotient obtained by dividing $4.58 by $22.73, and (y) if the Closing VWAP is greater than $34.76, which is 130% of the Signing VWAP, the Exchange Ratio shall be set at 0.1318, which is the quotient obtained by dividing $4.58 by $34.76. Because these exchange ratios are fixed, if the value of Parent Common Stock falls outside of the collar, the value of the stock portion of the total consideration will fluctuate. The market price of the Parent Common Stock has fluctuated since the date of the announcement of the Merger and may continue to fluctuate until the date the First Merger is completed. Parent Common Stock price changes may result from a variety of factors, many of which are beyond the Company’s control.

The Transactions are subject to the satisfaction or waiver of conditions which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material and adverse effects on the Company and could result in the Company being required to pay Sonida Senior Living a termination fee.

The consummation of the Transactions is subject to the satisfaction or waiver of conditions, including, among others, (i) the receipt of the approval by the Company’s stockholders of the Transactions, (ii) the receipt of the approval by Sonida Senior Living’s shareholders of the Transactions and the issuance by Sonida Senior Living of the Per Share Stock Consideration, (3) the receipt of consents and approvals of the requisite governmental authorities, (4) absence of injunctions, orders or laws that prohibit or restrain the consummation of the Transactions, (5) the authorization for listing of the shares of Parent Common Stock issuable pursuant to the Transactions on the New York Stock Exchange, (6) the effectiveness of a registration statement on Form S-4 registering the shares of Parent Common Stock issuable pursuant to the Transactions, (7) the accuracy of each party’s representations and warranties to the other party, (8) material compliance with the covenants under the Merger Agreement, and (9) the absence of events that would be reasonably expected to result in a Material Adverse Effect (as defined in the Merger Agreement) with respect to each party. The Company’s obligation to consummate the Transactions is also subject to certain additional conditions, including (1) the placement of director and officer insurance, (2) the appointment of two individuals selected by the Company to the board of directors of Parent, including Stephen H. Mauldin, and (3) Parent securing equity financing on terms set forth in the Merger Agreement or otherwise approved by the Company. Sonida Senior Living’s obligation to consummate the Transactions is separately subject to additional conditions, including (1) CNL Financial Group, LLC, having not terminated a Transition Services Agreement between it and Sonida Senior Living, (2) the delivery by the Company of an executed Plan of Liquidation, and (3) confirmation the Company will receive an opinion related to the Company’s status as a REIT. These conditions make the completion and the timing of the completion of the Merger uncertain. Also, either the Company or Sonida Senior Living may terminate the Merger Agreement for a number of reasons, including if the Transactions are not completed by May 29, 2026, except that this right to terminate the Merger Agreement will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principal cause of, or resulted in, the failure of the Transactions to be completed on or before such date.

There can be no assurance that the Transactions will be consummated on the terms or timeline currently contemplated, or at all. If the Transactions are not completed on a timely basis, or at all, the Company may be adversely affected and subject to a number of risks, including the following:

•the Company will be required to pay its costs relating to the Transactions, such as financial advisory, legal, accounting and printing fees, whether or not the Transactions are completed;
•if the Merger Agreement is terminated under certain circumstances specified therein, the Company may be required to pay to Sonida Senior Living a termination fee of $30 million (the “Termination Fee”);
•if the Merger Agreement is terminated as a result of the Company’s stockholders not approving the Transactions, the Company will be required to reimburse Sonida Senior Living’s out-of-pocket expenses incurred in connection with the Merger Agreement or the Transactions, in an amount not to exceed $10 million;
•the Company may experience negative reactions from the financial markets or its tenants or operators; and
•the time and resources committed by Company management to matters relating to the Transactions could otherwise have been devoted to pursuing other opportunities.
The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire the Company prior to the completion of the Merger.

The Merger Agreement contains certain customary provisions that restrict the Company’s ability to solicit, or engage in discussions or negotiations regarding, alternative acquisition proposals from third parties prior to the completion of the Transactions. Upon termination of the Merger Agreement under specified circumstances, including if the Company terminates the Merger Agreement to enter into an alternative acquisition agreement with respect to a Company Superior Proposal or Sonida Senior Living terminates the Merger Agreement as a result of the Company’s Board of Directors changing its recommendation, the Company will be required to pay to Sonida Senior Living the Termination Fee. These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of the Company, even one that may be of greater value to the Company’s shareholders than the Transactions. Furthermore, even if a third party elects to propose an acquisition, the Company’s financial liability to Sonida Senior Living may result in that third party offering a lower value to the Company’s shareholders than the third party might otherwise have offered.

The pendency of the Merger could adversely affect the Company’s and Sonida Senior Living’s business and operations.

During the pendency of the Transactions, due to operating covenants in the Merger Agreement, the Company and Sonida Senior Living may each be unable to undertake or pursue certain strategic transactions or significant capital projects, financing transactions or other actions that are not in the ordinary course of business, even if such actions may be beneficial to the Company or Sonida Senior Living. In addition, some tenants or operators may delay or defer decisions related to their business dealings with the Company during the pendency of the Merger, which could negatively impact the Company’s sources and uses of capital, financial condition, results of operations and cash flows, regardless of whether the transactions contemplated by the Merger Agreement are consummated.

Members of the Company’s and Sonida Senior Living’s boards of directors and executive officers may have interests in the Transactions that are different from, or in addition to, the interests of the Company’s and Sonida Senior Living’s stockholders, generally. This may create a potential divergence of interest or the appearance thereof, which may lead to increased dissident stockholder activity, including litigation.

The interests of the Company’s and Sonida Senior Living’s respective directors and executive officers include, among other things, the continued service as a director or executive officer following the consummation of the Transactions, as applicable, certain rights to continuing indemnification and directors’ and officers’ liability insurance for the Company’s directors and executive officers and continuation of the Company’s and Sonida Senior Living’s business and agreements following the Transactions. There is a risk that these interests may influence the Company’s and Sonida Senior Living’s respective directors and executive officers to support the Transactions.

These interests of the Company’s and Sonida Senior Living’s respective directors and executive officers in the Transactions may increase the risk of litigation intended to enjoin or prevent the Transactions and the risk of other dissident stockholder activity related thereto. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company’s securities, stockholder litigation and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The relationships described above may precipitate such activities by dissident shareholders and, if instituted against the Company or Sonida Senior Living or the Company’s or Sonida Senior Living’s respective directors or executive officers, such activities could result in substantial costs, a material delay or prevention of the consummation of the Transactions and a diversion of management’s attention, even if the stockholder action is without merit or unsuccessful.

An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement, or the transactions contemplated thereby, could have a material adverse impact on the Company’s business and its ability to consummate the transactions contemplated by the Merger Agreement.

Transactions like the Transactions are frequently the subject of litigation or other legal proceedings, including actions alleging that either the Company’s or Sonida Senior Living’s Board of Directors, as applicable, breached its respective duties to its stockholders or other equity holders by entering into the Merger Agreement; by failing to obtain a greater value in the Transactions for the Company’s or Sonida Senior Living’s stockholders; by failing to make adequate disclosures regarding the Transactions; or by otherwise failing to fulfill their fiduciary duties or statutory obligations. If any litigation or other legal proceedings are brought against the Company or against its Board of Directors in connection with the Merger Agreement, or the Transactions, the Company will defend against it, but the Company might not be successful in doing so. An adverse outcome in such matters, as well as the costs, time, and effort of a defense, even if successful, could have a material adverse effect on the Company’s ability to consummate the Transactions or on the Company’s business, results of operations, or financial position, including through the delay of the Transactions with consequent direct and indirect costs, the possible diversion of either company’s resources, or the distraction of key personnel.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities – None
Issuer Purchases of Equity Securities – None
Secondary Sales of Registered Shares between Investors
During the nine months ended September 30, 2025 and 2024, there were approximately 2.256 million shares and 1.754 million shares transferred between investors, respectively, at an average sales price per share of approximately $3.48 and $3.69, respectively. We are not aware of any other trades of our shares, other than previous purchases made in our Offerings and/or redemptions of shares by us.

Item 3. Defaults Upon Senior Securities – None
Item 4. Mine Safety Disclosure – Not Applicable
Item 5. Other Information – None
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX
Exhibits
The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of November 4, 2025, by and among the Company, Sonida Senior Living, Inc., Sparti Merger Sub, Inc., SSL Sparti LLC, and CHP Merger Corp. (Previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed November 5, 2025 and incorporated herein by reference.)

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

3.3
Second Amendment to Third Amended and Restated Bylaws of CNL Healthcare Properties, Inc. (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed November 5, 2025 and incorporated herein by reference.)

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

10.1
Voting Agreement, dated as of November 4, 2025, by and among the Company and certain entities affiliated with Conversant Capital LLC (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed November 5, 2025 and incorporated herein by reference.)

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

101
The following materials from CNL Healthcare Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 2025.

CNL HEALTHCARE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ixchell C. Duarte
IXCHELL C. DUARTE
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)